Form 10QSB
period 1996-03-31
VAALCO ENERGY INC /DE/
filed 1996-05-15
CIK 894627

UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------
                                   FORM 10-QSB
(Mark One)
  |X|       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

  |_|       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         COMMISSION FILE NUMBER 0-20928
                             -----------------------
                               VAALCO ENERGY, INC.
        (Exact name of small business issuer as specified in its charter)

           Delaware                                       76-0274813
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                       Identification No.)

         4600 POST OAK PLACE
             SUITE 309
           HOUSTON, TEXAS                                   77027
(Address of principal executive offices)                  (Zip Code)

                    Issuer's telephone number: (713) 623-0801

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ]      No [X].

        As of May 10, 1996, there were outstanding 8,865,469 shares of Common Stock, $.10 par value per share, of the registrant.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION


CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets
   March 31, 1996  (unaudited) and December 31, 1995...............3
Statements of Consolidated Operations (unaudited)
   Three months ended March 31, 1996 and 1995......................4
Statements of Consolidated Cash Flows (unaudited)
   Three months ended March 31, 1996 and 1995......................5
Notes to Consolidated Financial Statements.........................6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS.............................8

PART II.  OTHER INFORMATION.......................................12

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS OF DOLLARS, EXCEPT PAR VALUE AMOUNTS)

                                                                      MARCH 31,  December 31,
                                                                        1996        1995
                                                                      --------    --------
                                                                    (UNAUDITED)
ASSETS
CURRENT ASSETS:
  Cash and equivalents ............................................   $    379    $    701
  Receivables:
    Trade .........................................................         72        --
    Accounts with partners ........................................        420       1,998
    Other .........................................................      1,105         950
  Crude oil inventory .............................................         27       1,511
  Materials and supplies ..........................................        609         802
  Prepaid expenses and other ......................................        196         210
                                                                      --------    --------
    Total current assets ..........................................      2,808       6,172
                                                                      --------    --------

PROPERTY AND EQUIPMENT-SUCCESSFUL EFFORTS METHOD
  Wells, platforms and other production facilities ................     46,122      46,122
  Wells in progress ...............................................       --          --
  Undeveloped acreage .............................................        688         647
  Equipment and other .............................................        640         644
                                                                      --------    --------
                                                                        47,450      47,413
  Accumulated depreciation,depletion and amortization .............    (46,677)    (46,615)
                                                                      --------    --------
    Net property and equipment ....................................        773         798
                                                                      --------    --------

OTHER ASSETS:
  Marketable securities ...........................................        880         901
  Other long-term assets ..........................................        205         230
  Advances-related party ..........................................      1,920       1,921
  Marketable securities-related party .............................        565         565
                                                                      --------    --------
TOTAL .............................................................   $  7,151    $ 10,587
                                                                      ========    ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable ................................................   $  3,662    $  6,067
  Accrued liabilities .............................................        932       1,224
  Current portion of debt obligations .............................      4,000       4,000
                                                                      --------    --------
    Total current liabilities .....................................      8,594      11,291
                                                                      --------    --------

FUTURE ABANDONMENT COSTS ..........................................      4,172       4,172
                                                                      --------    --------
  Total liabilities ...............................................     12,766      15,463
                                                                      --------    --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Preferred stock, $25 par value, 10% cumulative dividend .........
    500,000 authorized shares; 90,000 shares issued and outstanding      2,250       2,250
  Common stock, $.10 par value, 15,000,000 authorized shares;
    8,870,864 shares issued of which 5,395 are in the treasury
    in 1996 and 1995 ..............................................        887         887
  Additional paid-in capital ......................................     11,401      11,401
  Accumulated deficit .............................................    (19,812)    (19,123)
  Net unrealized loss on noncurrent marketable securities .........       (328)       (278)
  Less treasury stock, at cost ....................................        (13)        (13)
                                                                      --------    --------
    Total stockholders' deficit ...................................     (5,615)     (4,876)
                                                                      --------    --------
TOTAL .............................................................   $  7,151    $ 10,587
                                                                      ========    ========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                   (Unaudited)
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


                                                    Three Months Ended March 31,
                                                    ---------------------------
                                                       1996            1995
                                                    -----------     -----------
REVENUES:
  Crude oil sales ..............................    $     1,871     $      --
                                                    -----------     -----------
    Total revenues .............................          1,871            --
                                                    -----------     -----------
OPERATING COSTS AND EXPENSES:
  Production expenses ..........................          1,222             109
  Exploration costs ............................             76              61
  Depreciation, depletion and amortization .....            595              12
  General and administrative expenses ..........            544             576
                                                    -----------     -----------
    Total operating costs ......................          2,437             758
                                                    -----------     -----------
OPERATING  LOSS ................................           (566)           (758)

OTHER INCOME (EXPENSES):
  Interest income ..............................             49              53
  Interest expense and financing charges .......            (80)            (91)
  Other, net ...................................            (36)            (68)
                                                    -----------     -----------
    Total other expense ........................            (67)           (106)
                                                    -----------     -----------
NET LOSS .......................................           (633)           (864)

Preferred dividends ............................            (56)            (56)
                                                    -----------     -----------
NET LOSS ATTRIBUTABLE TO COMMON
  STOCKHOLDERS .................................    $      (689)    $      (920)
                                                    ===========     ===========
LOSS  PER COMMON SHARE .........................    $     (0.08)    $     (0.10)
                                                    ===========     ===========
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING ..................................      8,865,469       8,865,469
                                                    ===========     ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)

                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------
                                                              1996       1995
                                                             -----      -------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss ...............................................     $(633)     $  (864)
Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation, depletion and amortization ...........       595           12
    Seismic and exploration costs ......................        76           61
Change in assets and liabilities that
  provided (used) cash:
    Funds in escrow ....................................      --            (82)
    Accounts with partners .............................      (408)        (180)
    Trade receivables ..................................       (72)       1,534
    Other receivables ..................................      (156)         (39)
    Crude oil inventory ................................       951         (871)
    Prepaid expenses and other .........................        14           26
    Accounts payable ...................................      (394)         117
    Accrued liabilities ................................      (155)         377
    Other (net) ........................................        89          (23)
                                                             -----      -------
      Net cash (used in) provided by
        operating activities ...........................       (93)          68
                                                             -----      -------
CASH FLOWS FROM INVESTING ACTIVITIES:

Seismic and exploration costs ..........................       (76)         (61)
Additions to property and equipment ....................      (151)        (169)
Decrease in notes receivable ...........................      --             44
Other (net) ............................................        (4)        (155)
                                                             -----      -------
      Net cash used in investing activities ............      (231)        (341)
                                                             -----      -------
CASH FLOWS FROM FINANCING ACTIVITIES:

Advances from related parties (net) ....................         2         (234)
                                                             -----      -------
      Net cash provided by (used in)
        financing activities ...........................         2         (234)
                                                             -----      -------
NET CHANGE IN CASH AND EQUIVALENTS .....................      (322)        (507)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD ............       701        1,974
                                                             -----      -------
CASH AND EQUIVALENTS AT END OF PERIOD ..................     $ 379      $ 1,467
                                                             =====      =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Depletion costs previously capitalized
      in crude oil inventory ...........................     $ 533      $  --
                                                             =====      =======

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                   (UNAUDITED)

1.      UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

        The consolidated financial statements of VAALCO Energy, Inc. and Subsidiaries (collectively, "VAALCO" or the "Company"), included herein are unaudited, but include all adjustments which the Company deems necessary for a fair presentation of its financial position and results of operations for the interim period. Such results are not necessarily indicative of results to be expected for the full year. The Balance Sheet at December 31, 1995 has been taken from the audited financial statements at that date. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1995.


2.      CURRENT DEVELOPMENTS

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The continued decline in oil production from the West Linapacan "A" field, resultant from severe water encroachment, materially and adversely affected the Company's financial condition and operating cash flows and led to management's decision to suspend operations from the field in early 1996. In an effort to increase cash flows, management reactivated production from a previously suspended field, the Matinloc field.

        Through a diversification program, undertaken by management, the Company has acquired five blocks outside of the Philippines. Three of these blocks, the Cauvery Block, the Gulf of Cambay block and the CY-OS/2 block, are located in India. Two blocks, the Equata block and the Etame block, are located in Gabon. Four of the five blocks contain existing undeveloped discoveries. The Company also holds a working interest in approximately 1,470 acres in Goliad County, Texas.

        In February 1996, the Company entered into a letter agreement for the sale of its wholly owned subsidiary, VAALCO Energy (India), Inc., which owns the Cauvery Block interest. The sale was finalized in the second quarter of 1996. (See Note 4) Upon completion of the sale, the Company has sold substantially all of its proved undeveloped reserves.

        Additionally, management was able to successfully renegotiate the repayment schedule for the Company's note payable during 1995; however the continued strain placed on operations and cash flows from declining production in the West Linapacan "A" field placed the Company in violation of the positive working capital covenant required to be maintained under such note. The note, in addition to the positive working capital requirement, vests certain other rights with the debtor, including its right to call the note in the event the debtor concludes that a material adverse event has occurred to the Company. At March 31, 1996 and December 31, 1995, the Company was in violation of

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                   (UNAUDITED)

        the positive working capital covenant. Although the debtor has not expressed an intent to call the note, it may do so at anytime. If the note is called, the Company will be unable to pay the amounts owed. The Company's ability to pay the note in accordance with its terms will depend on the success of the Company's efforts to generate new operations for which the Company is currently seeking financing. However, there can be no assurance that the Company will be able to do so.

3.      DEBT OBLIGATIONS

        The Company entered into a credit agreement (the "Credit Agreement") on June 23, 1993 to borrow $6 million, at an interest rate of LIBOR plus 2%, from a European institutional lender. In August 1995, the Company and the noteholder reached an agreement to defer the entire balance of the note, at an interest rate of 7.6875% per annum, until January 31, 1997, in return for the pledge of marketable securities held by the Company. As of May 15, 1996, the principal balance of the note was $3.3 million. The note contains certain covenants, including a positive working capital requirement and the debtor's right to call the note in the event the debtor concludes that a material adverse event has occurred to the Company which will affect the Company's ability to repay the note. At March 31, 1996, the Company was in violation of the positive working capital covenant. The note holder has given no indication that they will accelerate the note; however there can be no assurance that the note holder will not do so. As the Company is unable to eliminate this violation, the debt remains callable. If the note is called, the Company would be unable to pay amounts owed. The loan is guaranteed by the Company and is secured by marketable securities owned by the Company and Chattel Mortgages on the interest of Alcorn (Production) Philippines, Inc. and Alcorn (Philippines), Inc. on certain production equipment.

4.      SUBSEQUENT EVENTS

        On April 2, 1996, the Company completed the sale of all of the outstanding capital stock of VAALCO Energy (India), Inc., the Company's wholly owned subsidiary, to Hardy Oil and Gas (UK) Limited. Such sale includes the Company's interest in the Cauvery Block. A gain of approximately $1 million will be recognized in the second quarter, with an $0.11 effect on earnings per common share.

        In April 1996, the Company sold a portion of its marketable securities and reduced the balance of its note payable by $.7 million. The Company also prepaid the interest on the note through January 1997.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

        The consolidated financial statements included in this Quarterly Report have been prepared assuming that the Company will continue as a going concern. Throughout 1994 and 1995 the Company experienced significant declines in oil production from its primary source of revenue, the West Linapacan "A" field. As a result of this decline, the financial condition and operating cash flows of the Company were materially and adversely affected. Despite three sidetrack wells, two major workovers and the unsuccessful drilling of an additional development well, the production from the three producing wells declined to approximately 1,900 barrels of oil per day ("BOPD") by December 1995. In January 1996, the Company suspended operations in the field. The Company continues to produce the Nido and Matinloc fields. No capital expenditures are anticipated in 1996 for the Philippines operations.

        The Company is currently seeking funds to finance its U.S. and Gabon projects. There can be no assurance that the Company will be successful in obtaining such financing. No capital expenditures are anticipated in 1996 for the U.S. project. Net capital expenditures of $.3 million are committed to the Gabon project in 1996, with further capital expenditures contingent upon the Company's ability to raise funds.

        The Company entered into a credit agreement (the "Credit Agreement") on June 23, 1993 to borrow $6 million, at an interest rate of LIBOR plus 2%, from a European institutional lender. The Company drew down $6 million against the facility in the third quarter of 1993. Proceeds were utilized for further development of the West Linapacan "A" field. The Credit Agreement provided for the repayment of such loan in five semiannual principal installments beginning June 30, 1994. The first principal installment of $1.2 million plus interest of $200,000 was paid on June 15, 1994. The Company paid $600,000 of the note on December 15, 1994 after negotiating a six month deferral of the balance of the payment due. The Company paid $200,000 of the note in the second quarter of 1995. In August 1995, the Company and the noteholder reached an agreement to defer the entire balance of the note, at an interest rate of 7.6875% per annum, until January 31, 1997, in return for the pledge of marketable securities held by the Company. The Company sold a portion of these marketable securities and reduced the balance of the note by $700,000 in April 1996. The Company also prepaid the interest on the note through January 1997. The note contains certain covenants, including a positive working capital requirement and the debtor's right to call the note in the event the debtor concludes that a material adverse event has occurred to the Company which will affect the Company's ability to repay the note. At March 31, 1996, the Company was in violation of the positive working capital covenant. The note holder has given no indication that they will accelerate the note; however there can be no assurance that the note holder will not do so. As the Company is unable to eliminate this violation, the debt remains callable. If the note is called, the Company would be unable to pay amounts owed. The Company's ability to pay the note in accordance with its terms will depend on the success of the Company's efforts to generate new operations for which the Company is currently seeking financing. However, there can be no assurance that the Company will be able

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

to do so. The loan is guaranteed by the Company and is secured by marketable securities owned by the Company and Chattel Mortgages on the interest of Alcorn (Production) Philippines, Inc. and Alcorn (Philippines), Inc. on certain production equipment.

        The Company is actively seeking projects to replace its West Linapacan operations. Through a diversification program, undertaken by management, the Company has acquired five blocks outside of the Philippines, three in India and two in Gabon. Four of the five blocks contain existing undeveloped discoveries.

        In December 1994, a Production Sharing Contract ("PSC") for the Cauvery Block was signed with the government of India. In February 1996, the Company signed a letter agreement with Hardy Oil and Gas (UK) Limited ("Hardy") to sell its wholly owned subsidiary, VAALCO Energy (India), Inc. and certain interests in other India concessions to Hardy. VAALCO Energy (India), Inc.'s only interest is the Cauvery Block. On April 2, 1996, such sale was completed. Proceeds from the sale were $1 million. In conjunction with the sale, Hardy loaned the company $1 million on a non-recourse basis, proceeds of which are being used to meet working capital requirements. Such loan is repayable only upon the payment by Hardy, for the account of VAALCO, of certain drilling costs in India. A gain of approximately $1 million will be recognized in the second quarter, with an $0.11 effect on earnings per common share. Upon completion of the sale, the Company has sold substantially all of its proved undeveloped reserves.

        In 1995, the Company was informed by the Ministry of Oil and Gas of India of the award of the exploration block covering the Gulf of Cambay, on the West Coast of India, to a consortium operated by the Company. The Company and its partners, TATA Petrodyne Ltd., Hindustan Oil Exploration Company Ltd. and Oil and Natural Gas Corporation of India, have interests of 45%, 31.5%, 13.5% and 10%, respectively, in the block. The award of the block is subject to the signing of a production sharing contract by the consortium with the government, which is under negotiation. There can be no assurance that the consortium will successfully complete such negotiation or that the Company will undertake any drilling efforts with respect to this property. If a production sharing contract is signed, the Company will assign 25% of its interest in the block to Hardy.

        In July 1995, the Company acquired two blocks offshore Gabon. Both blocks contain previous discoveries which the Company is currently evaluating to determine their commerciality. If deemed commercial, the Company expects to present a development plan for one or both blocks during 1996. In addition, the Company and its partner have an obligation to obtain 1,500 kilometers of seismic and drill one well on the Etame block during the three year term of the License. Net capital expenditures of $.3 million are committed to this project in 1996, with further capital expenditures contingent upon the Company's ability to raise funds.

        In October 1994, the Company acquired a working interest in approximately 1,200 acres in Goliad County, Texas, in exchange for cash and warrants to purchase shares of the Company's Common Stock, $.10 par value per share (the "Common Stock"). The warrants have a term of three years and will consist of the right to purchase 200,000 shares of Common Stock at an

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

exercise price of $2.50 per share and 200,000 shares of Common Stock at an exercise price of $5.00 per share, subject to the terms and conditions of the acquisition agreement. The Company has an average 76% net revenue interest in the acreage and plans to analyze this property in 1996 for viability. The three year lease has no drilling obligation requirements.

        In March 1996, a well was drilled by another company in close proximity to this property. Capital expenditures for 1996 will depend upon the outcome of this drilling program along with analysis currently being done on the area. Also in March 1996, the Company acquired a working interest in an additional 271 acres in the area.

RESULTS OF OPERATIONS

        Amounts stated hereunder have been rounded to the nearest $100,000, however, percentage changes have been calculated using actual amounts.

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995

REVENUES

Total revenues for the three months ended March 31, 1996 were $1.9 million. There were no revenues from crude oil sales recorded for the three months ended March 31, 1995. Crude oil sales averaged approximately 327 BOPD during the first quarter of 1996. While daily oil production averaged 2,656 BOPD first quarter of 1995, no sales of crude oil were made in such period. Crude oil prices received by the Company averaged $11.50 per Bbl in the first quarter of 1996. In January 1996, production operations from the West Linapacan "A" field were suspended. The Company continues to produce from the Nido and Matinloc fields in the Philippines.

EXPENSES

Production expenses for the three months ended March 31, 1996 were $1.2 million, an increase of $1.1 million, as compared to $0.1 million for the same period in 1995. The majority of the production expenses incurred by the Company are recognized at the time the crude oil is sold. Since no crude oil was sold in the first three months of 1995, only minimal production expenses were recorded.

Depreciation, depletion and amortization for the three months ended March 31, 1996 was $.6 million as compared to $0.01 million for the same period in 1995. No depletion expense was recorded in the first quarter of 1995, as there were no crude oil sales. The 1996 amount includes a depletion adjustment for depletion costs that were capitalized in crude oil inventory at December 31, 1995.

NET LOSS

Net loss attributable to common stockholders for the three months ended March 31, 1996 was $0.7 million, a decrease of $0.2 million, or 25%, as compared to $0.9 million for the same period in 1995. The Company had an operating loss of $0.6 million in the first quarter of 1996 compared to $0.8 million in the first quarter of 1995. The 1996 loss was primarily due to decreased

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

revenues from crude oil sales. The 1995 loss resulted primarily from the absence of crude oil sales during such period.

CASH FLOWS

Net cash used in operating activities for the three months ended March 31, 1996 was $0.1 million, as compared to net cash provided by $0.1 million for the same period in 1995. The change was primarily due to declining cash flows from production from the Company's Philippine operations.

Net cash used in investing activities for the three months ended March 31, 1996 was $0.2 million, a decrease of $0.1 million, or 32%, as compared to $0.3 million for the same period in 1995. The decrease is primarily due to losses in 1995 on marketable securities.

Net cash used in financing activities of $0.2 million for the three months ended March 31, 1995 resulted primarily from advances to related parties.

                           PART II. OTHER INFORMATION




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits
               27. Financial Data Schedule

        (b)    Reports on Form 8-K
                None.

                                   SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VAALCO ENERGY, INC.
(Registrant)

By  /s/ W. RUSSELL SCHEIRMAN
  W. RUSSELL SCHEIRMAN, PRESIDENT,
Chief Financial Officer and Director

Dated May 14, 1996
                                       13