Form 10QSB
period 1996-09-30
VAALCO ENERGY INC /DE/
filed 1996-11-14
CIK 894627

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                              --------------------
                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         COMMISSION FILE NUMBER 0-20928
                             -----------------------
                               VAALCO ENERGY, INC.
        (Exact name of small business issuer as specified in its charter)

                DELAWARE                                    76-0274813
    (State or other jurisdiction of                       (IRS Employer
     incorporation or organization)                    Identification No.)

            4600 POST OAK PLACE
                 SUITE 309
               HOUSTON, TEXAS                                   77027
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

                                  Yes [X] No [ ]

        As of November 13, 1996, there were outstanding 8,865,469 shares of Common Stock, $.10 par value per share, of the registrant.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets
   September 30, 1996  (unaudited) and December 31, 1995.......................3
Statements of Consolidated Operations (unaudited)
   Three and Nine months ended September 30, 1996 and 1995.....................4
Statements of Consolidated Cash Flows (unaudited)
   Nine months ended September 30, 1996 and 1995...............................5
Notes to Consolidated Financial Statements.....................................6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS.........................................8

PART II.  OTHER INFORMATION...................................................14

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS OF DOLLARS, EXCEPT PAR VALUE AMOUNTS)

                                                           SEPT. 30    DEC. 31,
                                                             1996        1995
                                                           --------    --------
                                                                     (UNAUDITED)
ASSETS
CURRENT ASSETS:

  Cash and equivalents .................................   $    506    $    701
  Receivables:
    Trade ..............................................         65        --
    Accounts with partners .............................        308       1,998
    Other ..............................................        988         950
  Crude oil inventory ..................................       --         1,511
  Materials and supplies ...............................        401         802
  Prepaid expenses and other ...........................        163         210
                                                           --------    --------
    Total current assets ...............................      2,431       6,172
                                                           --------    --------
PROPERTY AND EQUIPMENT-SUCCESSFUL EFFORTS METHOD
  Wells, platforms and other production facilities .....     46,130      46,122
  Wells in progress ....................................       --          --
  Undeveloped acreage ..................................        806         647
  Equipment and other ..................................        616         644
                                                           --------    --------
                                                             47,552      47,413

  Accumulated depreciation, depletion and amortization .    (46,665)    (46,615)
                                                           --------    --------
    Net property and equipment .........................        887         798
                                                           --------    --------
OTHER ASSETS:
  Marketable securities ................................        343         901
  Other long-term assets ...............................        202         230
  Advances-related party ...............................      1,917       1,921
  Marketable securities-related party ..................        565         565
                                                           --------    --------
TOTAL ..................................................   $  6,345    $ 10,587
                                                           ========    ========
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable .....................................   $  2,285    $  6,067
  Accrued liabilities ..................................      1,101       1,224
  Current portion of debt obligations ..................      3,300       4,000
                                                           --------    --------
    Total current liabilities ..........................      6,686      11,291
                                                           --------    --------
PREPAID DRILLING COSTS .................................      1,000        --
FUTURE ABANDONMENT COSTS ...............................      4,172       4,172
                                                           --------    --------
  Total liabilities ....................................     11,858      15,463
                                                           --------    --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
  Preferred stock, $25 par value, 10% cumulative
    dividend. 500,000 authorized shares; 90,000
    shares issued and outstanding ......................      2,250       2,250

  Common stock, $.10 par value, 15,000,000
   authorized shares; 8,870,864 shares issued
   of which 5,395 are in the treasury in 1996
   and 1995 ............................................        887         887

  Additional paid-in capital ...........................     11,401      11,401
  Accumulated deficit ..................................    (20,001)    (19,123)
  Net unrealized loss on noncurrent marketable
   securities ..........................................        (37)       (278)
  Less treasury stock, at cost .........................        (13)        (13)
                                                           --------    --------
    Total stockholders' deficit ........................     (5,513)     (4,876)
                                                           --------    --------
TOTAL ..................................................   $  6,345    $ 10,587
                                                           ========    ========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                   (Unaudited)
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                          Three Months Ended Sept. 30,   Nine Months Ended Sept. 30,
                                          ---------------------------    --------------------------
                                             1996            1995             1996         1995
                                           -----------    -----------    -----------    -----------
REVENUES:
  Crude oil sales ......................   $       228    $     1,841    $     2,391    $     3,576
                                           -----------    -----------    -----------    -----------
    Total revenues .....................           228          1,841          2,391          3,576
                                           -----------    -----------    -----------    -----------
OPERATING COSTS AND EXPENSES:
  Production expenses ..................           109          1,652          1,540          3,199
  Exploration costs ....................            82            220            211            378
   Depreciation, depletion and
   amortization ........................             4            578            622          1,104
  General and administrative expenses ..           368            457          1,462          1,421
                                           -----------    -----------    -----------    -----------
    Total operating costs ..............           563          2,907          3,835          6,102
                                           -----------    -----------    -----------    -----------
OPERATING  LOSS ........................          (335)        (1,066)        (1,444)        (2,526)

OTHER INCOME (EXPENSES)
  Interest income ......................             1             70             72            197
  Interest expense and financing charges           (65)           (79)          (218)          (270)
  Gain on sale of assets ...............           (59)           510          1,081            510
  Other, net ...........................           (70)            49           (200)           (10)
                                           -----------    -----------    -----------    -----------
    Total other income (expense) .......          (193)           550            735            427
                                           -----------    -----------    -----------    -----------
NET LOSS ...............................          (528)          (516)          (709)        (2,099)
Preferred dividends ....................           (56)           (56)          (169)          (169)
                                           -----------    -----------    -----------    -----------
NET LOSS ATTRIBUTABLE TO
  COMMON STOCKHOLDERS ..................   $      (584)   $      (572)   $      (878)   $    (2,268)
                                           ===========    ===========    ===========    ===========
LOSS  PER COMMON SHARE .................   $     (0.06)   $     (0.06)   $     (0.10)   $     (0.26)
                                           ===========    ===========    ===========    ===========
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING ..........................     8,865,469      8,865,469      8,865,469      8,865,469
                                           ===========    ===========    ===========    ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                                             Nine Months Ended
                                                                 Sept. 30,
                                                             -------------------
                                                              1996       1995
                                                             -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss ..................................................  $  (709)   $(2,099)
Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation, depletion and amortization ..............      622      1,104
    Seismic and exploration costs .........................      197        378
    Gain on sale of assets ................................   (1,081)      (510)
Change in assets and liabilities that provided (used) cash:
    Funds in escrow .......................................     --           67
    Accounts with partners ................................   (1,275)       963
    Trade receivables .....................................      (65)     1,507
    Other receivables .....................................      (39)        34
    Crude oil inventory ...................................      970       (349)
    Materials and supplies ................................      173        246
    Prepaid expenses and other ............................       47         63
    Accounts payable ......................................     (216)      (158)
    Accrued liabilities ...................................     (266)       447
                                                             -------    -------
      Net cash (used in) provided by operating activities .   (1,642)     1,693
                                                             -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:

Seismic and exploration costs .............................     (197)      (378)
Additions to property and equipment .......................     (488)    (2,027)
Proceeds from sale of assets ..............................    1,825      1,000
Decrease in notes receivable ..............................     --           85
Other (net) ...............................................        3       (174)
                                                             -------    -------
      Net cash provided by (used in) investing activities .    1,143     (1,494)
                                                             -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from borrowings ..................................    1,000       --
Repayments of debt obligations ............................     (700)      (200)
Advances from related parties (net) .......................        4       (232)
                                                             -------    -------
      Net cash provided by (used in) financing activities .      304       (432)
                                                             -------    -------
NET CHANGE IN CASH AND EQUIVALENTS ........................     (195)      (233)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD ...............      701      1,974
                                                             -------    -------
CASH AND EQUIVALENTS AT END OF PERIOD .....................  $   506    $ 1,741
                                                             =======    =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Net cash paid for interest ............................  $   158    $   191
                                                             =======    =======
    Depletion costs capitalized in crude oil inventory ....  $   541    $  --
                                                             =======    =======

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)

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

        Through a diversification program, undertaken by management, the Company acquired an interest in five blocks outside of the Philippines. Three of these blocks, the Cauvery Block, the Gulf of Cambay block and the CY-OS/2 block, are located in India. Two blocks, the Equata block and the Etame block, are located in Gabon. Four of the five blocks contain existing undeveloped discoveries. The Company also holds a working interest in approximately 1,603 acres in Goliad County, Texas.

        On April 2, 1996, the Company completed the sale of all of the outstanding capital stock of VAALCO Energy (India), Inc., the Company's wholly owned subsidiary, to Hardy Oil and Gas (UK) Limited ("Hardy"). Such sale includes the Company's interest in the Cauvery Block. A gain resulting from the sale of $1.1 million was recognized, with a $0.13 effect on earnings per common share. There was no other material impact on the Company's results of operations as the subsidiary had no income and the majority of the expenses recorded by the subsidiary were overhead expenses allocated by the parent. Therefore, management believes that the financial statements presented herein would not be materially different had the transaction occurred at the beginning of the year. With the completion of the sale, the Company sold substantially all of its proved undeveloped reserves.

        In conjunction with the sale, Hardy loaned the Company $1 million on a non recourse basis. Such loan is repayable only upon the payment by Hardy, for the account of VAALCO, of certain drilling costs associated with one of the oil and gas concessions in India that VAALCO is seeking to obtain.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)

4.      DEBT OBLIGATIONS

        The Company entered into a credit agreement (the "Credit Agreement") on June 23, 1993 to borrow $6 million, at an interest rate of LIBOR plus 2%, from a European institutional lender. In August 1995, the Company and the noteholder reached an agreement to defer the entire balance of the note, at an interest rate of 7.6875% per annum, until January 31, 1997, in return for the pledge of marketable securities held by the Company. In April 1996, the Company sold a portion of its marketable securities and reduced the balance of its note payable by $0.7 million. The Company also prepaid the interest on the note through January 1997. As of September 30, 1996, the principal balance of the note was $3.3 million. The note contains certain covenants, including a positive working capital requirement and the debtor's right to call the note in the event the debtor concludes that a material adverse event has occurred to the Company which will affect the Company's ability to repay the note. At September 30, 1996, the Company was in violation of the positive working capital covenant. The note holder has given no indication that they will accelerate the note; however there can be no assurance that the note holder will not do so. As the Company is unable to eliminate this violation, the debt remains callable. If the note is called, the Company would be unable to pay amounts owed. The loan is guaranteed by the Company and is secured by marketable securities owned by the Company and Chattel Mortgages on the interest of Alcorn (Production) Philippines, Inc. and Alcorn (Philippines), Inc. on certain production equipment.

3.      DIVIDENDS

        The Preferred Stock accrues a cumulative dividend of 10% per annum (an aggregate of $225,000 per year), payable prior to any dividends on the Common Stock. No dividends have been paid in 1996. The Company declared and paid dividends of $71,837 on the Preferred Stock for 1995, which were used to pay down related party receivables. Dividends on the Preferred Stock are payable quarterly on the first day of February, May, August and November and are payable in cash, or, at the Company's option, in shares of Common Stock equal to the market price of the Common Stock on the dividend payment date. The holders of preferred stock deferred their right to receive dividend payments for 1995 and 1996. As of September 30, 1996 $378,163 of preferred stock dividends have been accrued.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

        The consolidated financial statements included in this Quarterly Report have been prepared assuming that the Company will continue as a going concern. Throughout 1994 and 1995 the Company experienced significant declines in oil production from its primary source of revenue, the West Linapacan "A" field. As a result of this decline, the financial condition and operating cash flows of the Company were materially and adversely affected. Despite three sidetrack wells, two major workovers and the unsuccessful drilling of an additional development well, the production from the three producing wells declined to approximately 1,900 barrels of oil per day ("BOPD") by December 1995. In January 1996, the Company suspended operations in the field. The Company continues to produce the Nido and Matinloc fields at approximately 659 BOPD. No planned capital expenditures are anticipated in 1996 for the Philippines operations.

        In September 1996, the Company and other members of the consortium signed a farmout agreement between the Service Contract No. 14 consortium and SOCDET Production PYT. LTD. ("SOCDET") of Sydney, Australia. SOCDET will earn a 35% interest in Service Contract No. 14, which includes the Nido, Matinloc and West Linapacan "A" fields, after completing a $6 million 3-D seismic acquisition program over the area. The seismic survey is scheduled to begin in late 1996. SOCDET can earn an additional 25% interest if they drill a well in the area following interpretation of the new seismic data.

        The Company is actively seeking projects to replace its West Linapacan operations. Through a diversification program, undertaken by management, the Company acquired an interest in five international blocks outside of the Philippines, three in India and two in Gabon. Four of the five blocks contain existing undeveloped discoveries. Domestically, the Company has accumulated approximately 1,603 acres over prospects in Goliad County, Texas.

        On April 2, 1996, the Company completed the sale of all of the outstanding capital stock of VAALCO Energy (India), Inc., the Company's wholly owned subsidiary, to Hardy Oil and Gas (UK) Limited ("Hardy"). Such sale includes the Company's interest in the Cauvery Block. A gain resulting from the sale of $1.1 million was recognized, with a $0.13 effect on earnings per common share. There was no other material impact on the Company's results of operations as the subsidiary had no income and the majority of the expenses recorded by the subsidiary were overhead expenses allocated by the parent. With the completion of the sale, the Company sold substantially all of its proved undeveloped reserves.

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

        In July 1995, the Company acquired two blocks offshore Gabon. Both blocks contain previous discoveries which the Company is currently evaluating to determine their commerciality. If deemed commercial, the Company expects to present a development plan for one or both blocks during 1996. In addition, the Company and its partner have an obligation to obtain 1,500 kilometers of seismic and drill one well on the Etame block during the three year term of the License. The Company has incurred expenditures of $0.2 million during 1996 and anticipates incurring another $0.1 million on this project during the fourth quarter. Further capital expenditures are contingent upon the Company's ability to raise funds.

        In October 1994, the Company acquired a working interest in approximately 1,200 acres in Goliad County, Texas, in exchange for cash and warrants to purchase shares of the Company's Common Stock, $.10 par value per share (the "Common Stock"). The warrants have a term of three years and will consist of the right to purchase 200,000 shares of Common Stock at an exercise price of $2.50 per share and 200,000 shares of Common Stock at an exercise price of $5.00 per share, subject to the terms and conditions of the acquisition agreement. A working interest in an additional 403 acres have been acquired during1996. The Company has an average 76% net revenue interest in the acreage and plans to analyze this property in 1996 and 1997 for viability. The three year lease has no drilling obligation requirements. No further capital expenditures are anticipated in 1996 for this project. Capital expenditures for 1997 will depend upon the outcome of analysis currently being done on the area.

        The Company is currently seeking funds to finance its U.S. and Gabon projects. There can be no assurance that the Company will be successful in obtaining such financing. No capital expenditures are anticipated in 1996 for the U.S. projects. The Company has incurred expenditures of $0.2 million during 1996 and anticipates incurring another $0.1 million on this project during the fourth quarter. Further capital expenditures are contingent upon the Company's ability to raise funds.

        The Company entered into a credit agreement (the "Credit Agreement") on June 23, 1993 to borrow $6 million, at an interest rate of LIBOR plus 2%, from a European institutional lender. The Company drew down $6 million against the facility in the third quarter of 1993. Proceeds were utilized for further development of the West Linapacan "A" field. The Company had repaid $2.0 million of the note, plus interest, as of the second quarter of 1995. In August 1995, the Company and the noteholder reached an agreement to defer the entire balance of the note, at an interest rate of 7.6875% per annum, until January 31, 1997, in return for the pledge of marketable securities held by the Company. The Company sold a portion of these marketable securities and reduced the balance of the note by $0.7 million in April 1996. Also in connection with the sale,

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the Company prepaid the interest on the note through January 1997. The note contains certain covenants, including a positive working capital requirement and the debtor's right to call the note in the event the debtor concludes that a material adverse event has occurred to the Company which will affect the Company's ability to repay the note. At September 30, 1996, the Company was in violation of the positive working capital covenant. The note holder has given no indication that they will accelerate the note; however there can be no assurance that the note holder will not do so. As the Company is unable to eliminate this violation, the debt remains callable. If the note is called, the Company would be unable to pay amounts owed. The Company's ability to pay the note in accordance with its terms will depend on the success of the Company's efforts to generate new operations for which the Company is currently seeking financing. However, there can be no assurance that the Company will be able to do so. The loan is guaranteed by the Company and is secured by marketable securities owned by the Company and Chattel Mortgages on the interest of Alcorn (Production) Philippines, Inc. and Alcorn (Philippines), Inc. on certain production equipment.

RESULTS OF OPERATIONS

        Amounts stated hereunder have been rounded to the nearest $100,000, however, percentage changes have been calculated using actual amounts.

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

REVENUES

Total revenues for the three months ended September 30, 1996 were $0.2 million a decrease of $1.6 million, or 88%, as compared to $1.8 million for the same period in 1995. In January 1996, production operations from the West Linapacan "A" field were suspended. The Company continues to produce from the Nido and Matinloc fields in the Philippines at approximately 659 BOPD.

EXPENSES

Production expenses for the three months ended September 30, 1996 were $0.1 million, a decrease of $1.6 million, or 93%, as compared to $1.7 million for the same period in 1995. The reduced expenses in 1996 are a direct result of the suspension of production activities from the West Linapacan "A" field.

Exploration costs for the three months ended September 30, 1996 were $0.1 million, a decrease of $0.1 million, or 63%, as compared to $0.2 million for the same period in 1995. The decrease is primarily due to exploration costs in 1995 associated with VAALCO Energy (India), Inc. This subsidiary was sold in early 1996.

Depreciation, depletion and amortization for the three months ended September 30, 1996 decreased $0.6 million as compared to $0.6 million for the same period in 1995. No depletion

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

expense was recorded in the third quarter of 1996, as the Company's fields have been fully depleted.

General and administrative expenses for the three months ended September 30, 1996 were $0.4 million, a decrease of $0.1 million, or 19%, as compared to $0.5 million for the same period in 1995. The Company downsized onshore personnel in the Philippines, reduced office space and eliminated certain warehouse leases to achieve the reduction.

OTHER INCOME (EXPENSES)

Total other expenses for the three months ended September 30, 1996 was $0.2 million compared to total other income of $0.6 million for the same period in 1995. The difference was primarily due to a $0.5 million gain, recognized by the Company in the third quarter of 1995, from the sale of a 49% working interest in its Gabon prospect.

NET LOSS

Net loss attributable to common stockholders for the three months ended September 30, 1996 was $0.5 million as compared to $0.5 million for the same period in 1995. The Company had an operating loss in both periods, resulting from decreased revenues from crude oil sales. The 1996 loss was minimized due to the absence of depletion expense, as the fields have been fully depleted. The 1995 loss was offset by the recognition of a gain on the sale of a 49% working interest in the Gabon prospect.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

REVENUES

Total revenues for the nine months ended September 30, 1996 were $2.4 million, a decrease of $1.2 million or 33% as compared to $3.6 million for the same period in 1995. In January 1996, production operations from the West Linapacan "A" field were suspended. The Company continues to produce from the Nido and Matinloc fields in the Philippines at approximately 659 BOPD.

EXPENSES

Production expenses for the nine months ended September 30, 1996 were $1.5 million, a decrease of $1.7 million, or 52%, as compared to $3.2 million for the same period in 1995. The decrease is primarily due to declining West Linapacan "A" operating expenses.

Exploration costs for the nine months ended September 30, 1996 were $0.2 million, a decrease of $0.2 million, or 44%, as compared to $0.4 million for the same period in 1995. This decline resulted from the sale of the Company's Indian subsidiary in April 1996.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Depreciation, depletion and amortization for the nine months ended September 30, 1996 was $0.6 million, a decrease of $0.5 million, or 44%, as compared to $1.1 million for the same period in 1995. The 1996 amount includes a depletion adjustment for depletion costs that were capitalized in crude oil inventory at December 31, 1995. Nominal depletion expense was recorded in the first nine months of 1996, as the Company's fields have been fully depleted.

OTHER INCOME (EXPENSES)

In April 1996, the Company completed the sale of all of the outstanding capital stock of VAALCO Energy (India), Inc., the Company's wholly owned subsidiary, to Hardy Oil and Gas (UK) Limited ("Hardy"). Such sale includes the Company's interest in the Cauvery Block. A gain resulting from the sale of $1.1 million was recognized, with a $0.13 effect on earnings per common share. There was no other material impact on the Company's results of operations as the subsidiary had no income and the majority of the expenses recorded by the subsidiary were overhead expenses allocated by the parent. With the completion of the sale, the Company sold substantially all of its proved undeveloped reserves. A $0.5 million gain was recognized in 1995 resulting from the sale of a 49% working interest in the Gabon prospect.

Other, net for the nine months ended September 30, 1996 includes a $0.7 million loss on the sale of obsolete and non moving inventories, offset by income arising from the sale of inventories acquired at a nominal value.

NET LOSS

Net loss attributable to common stockholders for the nine months ended September 30, 1996 was $0.7 million, a decrease of $1.4 million, or 66%, as compared to $2.1 million for the same period in 1995. The decrease in net loss in 1996 is a result of the recognition of a $1.1 million gain on the sale of VAALCO Energy (India), Inc. in the current year. The Company had an operating loss in both periods, resulting from decreased revenues from crude oil sales.

CASH FLOWS

Net cash used in operating activities for the nine months ended September 30, 1996 was $1.6 million, as compared to net cash provided by operating activities of $1.7 million for the same period in 1995. The change was primarily due to declining cash flows from production from the Company's Philippine operations.

Net cash provided by investing activities for the nine months ended September 30, 1996 was $1.1 million as compared to net cash used in investing activities of $1.5 million for the same period in 1995. The 1996 amount reflects cash received from the sale of marketable securities and VAALCO Energy (India), Inc. in the second quarter of 1996. The 1995 amount reflects capital expenditures in 1995 for the West Linapacan "A" field, offset by proceeds from the sale of a 49% working interest in the Gabon prospect.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net cash provided by financing activities for the nine months ended September 30, 1996 was $0.3 million as compared to net cash used in financing activities of $0.4 million for the same period in 1995. The 1996 amount reflects proceeds from the non-recourse loan received in conjunction with the sale of VAALCO Energy (India), Inc. The variance is offset by the payment of a portion of the Company's debt obligations. The 1995 amount resulted primarily from advances to related parties and payment of debt obligations.

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

VAALCO ENERGY, INC.
(Registrant)



   By /s/W. RUSSELL SCHEIRMAN
         W. RUSSELL SCHEIRMAN, PRESIDENT,
         CHIEF FINANCIAL OFFICER AND DIRECTOR

Dated November 13, 1996