Form 10KSB40
period 1996-12-31
VAALCO ENERGY INC /DE/
filed 1997-04-08
CIK 894627

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                   FORM 10-KSB
(Mark One)
     [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                         For the fiscal year ended December 31, 1996

                                              OR

     [ ]             TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from ______ to ______

                         COMMISSION FILE NUMBER 0-20928
                             -----------------------
                               VAALCO ENERGY, INC.
                 (Name of small business issuer in its charter)

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
                   (Address of principal executive offices)    (Zip Code)
                    Issuer's telephone number: (713) 623-0801
         Securities registered under Section 12(b) of the Exchange Act:

          Title of each class Name of each exchange on which registered

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.10 par value
                                (Title of class)

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

        The registrant's revenues for the fiscal year ended December 31, 1996 were $2,732,128.

        The aggregate market value of the voting stock of the registrant held by non-affiliates as of April 1, 1997 was $1,684,632 based upon the closing price as of such date.

        As of March 25, 1997, there were outstanding 8,865,469 shares of Common Stock, $.10 par value per share, of the registrant.

                               VAALCO ENERGY, INC.

                                TABLE OF CONTENTS

                                     PART I

Item 1.  Business............................................................3

Item 2.  Properties..........................................................6

Item 3.  Legal Proceedings..................................................13

Item 4.  Submission of Matters to a Vote of Security Holders................13

                                     PART II

Item 5.  Market for Common Equity and Related
         Stockholder Matters................................................14

Item 6.  Management's Discussion and Analysis or Plan
         of Operations......................................................15

Item 7.  Financial Statements and Supplementary Data........................20

Item 8.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure.............................43

                                     PART III

Item 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange Act.........44

Item 10. Executive Compensation.............................................46

Item 11. Security Ownership of Certain Beneficial Owners and Management.....46

Item 12. Certain Relationships and Related Transactions.....................48

Item 13. Exhibits and Reports on Form 8-K...................................51

                                     PART I
ITEM 1. BUSINESS

BACKGROUND

        VAALCO Energy, Inc., a Delaware corporation, is a Houston-based independent energy company principally engaged in the exploration, development and production of crude oil and natural gas. As used herein, the terms "Company" and "VAALCO" mean VAALCO Energy, Inc. and its subsidiaries, unless the context otherwise requires. Until recently, all of the Company's interests were located overseas in certain offshore areas of the Philippines, India, and Gabon. In December 1996, the Company acquired its first domestic producing properties consisting of interests in eight platforms in the federal waters of the offshore Gulf of Mexico. Four of the platforms are being operated by VAALCO.

        VAALCO's Philippine subsidiaries include Alcorn (Philippines) Inc., Alcorn (Palawan) Inc., Alcorn (Production) Philippines Inc. and Alcorn (Production) Palawan Inc. VAALCO Energy (India), Inc. was the subsidiary engaged in business in India which was sold in 1996. VAALCO's Gabon subsidiaries are VAALCO Gabon (Equata), Inc., VAALCO Gabon (Etame), Inc., VAALCO Production (Gabon), Inc. and VAALCO Energy (Gabon), Inc. VAALCO (USA), Inc. holds interests in certain properties in the United States.

GENERAL

        Since its inception, the Company has employed a strategy of acquiring interests in areas with existing production or undeveloped oil and gas discoveries. An additional criteria is that the areas have upside potential in the form of additional drilling locations or low risk exploration prospects in order to maximize returns. The Company's current business strategy incorporates building near-term cash flow by acquiring similar properties in the United States both as a means of developing a new segment of the Company and as a bridge to the realization of returns from its longer term international projects.

        The Company has interests in eight platforms in seven fields (covering ten lease blocks) in the federal waters of the offshore Gulf of Mexico. Four of the platforms in three of the fields, High Island blocks A-313, A-314, and A-280, are being operated by VAALCO. The Company has also accumulated approximately 1,600 acres in the Wilcox trend of Goliad, Texas.

        In the international arena, the Company's business strategy is to pursue opportunities characterized by low initial costs, favorable production sharing contracts, reasonable work commitments, existing undeveloped discoveries, moderate to high reserve potential and the availability of existing technical data that may be further developed and integrated using current technology.

        The Company also has an interest in two service contracts in the Philippines, where the Company produces the Nido and Matinloc fields; with total production for 1996 of approximately

870 barrels of oil per day ("BOPD"). During 1995 and 1996, the Company also acquired interests in India (subsequently sold), and Gabon.

CUSTOMERS

        Substantially all of the Company's crude oil and natural gas is sold at the well head at posted prices under short term contracts, as is customary in the industry. During the year ended December 31, 1996, one purchaser of the Company's crude oil accounted for all of the Company's total crude oil sales. The Company markets its crude oil share under an agreement with Sea Oil, a local Philippines refiner. While the loss of this buyer might have a material effect on the Company in the near term, management believes that the Company would be able to obtain other customers for its crude oil.

EMPLOYEES

        As of December 31, 1996, the Company had 25 full time employees, 17 of which were located in the Philippines. The Company is not subject to any collective bargaining agreements and believes its relations with its employees are satisfactory. During 1995 and 1996, approximately 75% of the Company's employees were retired from the Philippines operations office under a severance program. The cost of the severance package was pre-accrued under the pension fund for the Philippine employees.

COMPETITION

        The oil and gas industry is highly competitive. Competition is particularly intense with respect to acquisitions and sales of oil and gas producing properties. There is also competition for the acquisition of oil and gas leases suitable for exploration and the hiring of experienced personnel. Competition also exists with other industries in supplying the energy needs of consumers.

        The Company's competition for acquisitions, exploration, development and production include the major oil and gas companies in addition to numerous independent oil and gas companies, individual proprietors, drilling and acquisition programs and others. Many of these competitors possess financial and personnel resources substantially in excess of those available to the Company giving those competitors an enhanced ability to pay for desirable leases and to evaluate, bid for and purchase properties or prospects. The ability of the Company to generate reserves in the future will depend on its ability to select and acquire suitable producing properties and prospects for future drilling and exploration.

BUSINESS RISK, LEGISLATION AND REGULATION

BUSINESS RISKS

        The Company must continually acquire, explore and develop new hydrocarbon reserves to replace those produced or sold. Without successful drilling, acquisition or exploration operations, the Company's hydrocarbon reserves and revenues will decline. Drilling activities are subject to numerous risks, including the risk that no commercially viable oil or natural gas production will be obtained. The decision to purchase, explore, exploit or develop an interest or property will depend in part on the evaluation of data obtained through geophysical and geological analyses and engineering studies, the results of which are often inconclusive or subject to revisions or varying interpretations. The cost of drilling, completing and operating wells is often uncertain. Drilling may be curtailed, delayed or canceled as a result of many factors, including title problems, weather conditions, compliance with government permitting requirements, shortages of or delays in obtaining equipment, reductions in product prices or limitations in the market for products. The availability of a ready market for the Company's oil and gas production also depends on a number of factors, including the demand for and supply of oil and natural gas and the proximity of reserves to pipelines and the proximity of the Company's properties to other producing properties. Wells may be shut in for lack of a market or due to inadequacy or unavailability of pipeline or tanker storage capacity or by the cessation of production operations at a nearby oil and gas reservoir.

MARKET CONDITIONS AND CHANGING OIL AND GAS PRICES

        The revenues generated by the Company's operations are highly dependent upon the prices of, and demand for, crude oil and gas. The price received by the Company for its oil and gas production and the level of such production depend on numerous factors beyond the Company's control, including the condition of the world economy, political and regulatory conditions in the Philippines and other oil and gas-producing countries and the actions of the Organization of Petroleum Exporting Countries. Decreases in the prices of oil and gas have had, and could have in the future, a significant effect on the carrying value of the Company's proved reserves and the Company's revenues, profitability and cash flow.

OPERATING HAZARDS AND UNINSURED RISKS

        The Company's operations are subject to all of the risks normally incident to the exploration for and the production of oil and natural gas, including blowouts, cratering, oil spills and fires, each of which could result in damage to or destruction of oil and gas wells, production facilities or other property, or injury to persons. The Company's offshore drilling equipment is also subject to hazards inherent in marine operations, such as capsizing, sinking, grounding, collision and damage from severe weather conditions. The relatively deep offshore drilling conducted by the Company involves increased drilling risks of high pressures and mechanical difficulties, including stuck pipe, collapsed casing and separated cable. The impact that any of these risks may have upon the Company is increased due to the low number of producing properties owned by the Company.

        Although the Company maintains insurance coverage, it is not fully insured against certain of these risks, either because such insurance is not available or because of high premium costs. The Company does not carry any political risk insurance for its foreign operations. The occurrence of a significant event that is not fully insured against could have a material effect on the Company's financial position.

GOVERNMENT REGULATION

        The Company's business is regulated by the laws and regulations of the United States, the Republic of the Philippines, India and Gabon relating to the development, production, marketing, pricing, transportation and storage of natural gas and crude oil, as well as environmental and safety matters. The Company does not believe that environmental regulations have had any material adverse effect on its capital expenditures, results of operations or competitive position, and does not anticipate any significant expenditures will be required to enable it to comply with existing laws and regulations. However, the modification of existing laws or regulations or the adoption of new laws or regulations curtailing exploratory or developmental drilling for oil and gas for economic, environmental or other reasons could have a material effect on the Company's operations.

        The Company's international assets and operations are subject to various political, economic and other uncertainties, including, among other things, the risks of war, expropriation, nationalization, renegotiation or nullification of existing contracts, taxation policies, foreign exchange restrictions, changing political conditions, international monetary fluctuations, currency controls and foreign governmental regulations that favor or require the awarding of drilling contracts to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction.

        A portion of the Company's producing properties are located offshore Palawan Island in the Republic of the Philippines. Consequently, a substantial portion of the Company's assets are subject to regulation by the government of the Republic of the Philippines and Philippines political risk. The Company has operated in the Philippines since 1985 and believes it has good relations with the current Philippine government. However, there can be no assurance that present or future government regulation in the Philippines will not materially adversely affect the operations of the Company.

        The Company's producing properties in the Philippines are located in fields covered under Service Contract No. 14. To obtain favorable tax treatment, at least 15% of Service Contract No. 14 must be owned by Philippine nationals. Residents of the Philippines currently own in excess of 15% of Service Contract No. 14. The Company's ability to export oil produced in the Philippines is restricted by the terms of Service Contract No. 14. The Company currently sells its crude oil production within the Philippines and therefore may be exposed to foreign currency risk.

ITEM 2. PROPERTIES

PHILIPPINES

        The Company has an interest in two service contracts in the Philippines. Service Contract No. 14 covers 158,000 offshore acres and Service Contract No. 6 covers 131,000 offshore acres. The Company's 1995 production was from three fields on Service Contract No. 14, the West Linapacan "A" Field, the Nido Field and the Matinloc Field. In January 1996, the Company suspended production operations in the West Linapacan "A" Field due to a significant decline in oil production caused by increasing water intrusion. However, the Company continues to produce the Nido and Matinloc fields; with a total production for 1996 of approximately 870 BOPD.

PRODUCING FIELDS

Nido Field

        This field is located within the contract area covered by Service Contract No. 14 and has four producing wells. These wells have been producing since 1979, and through the year ended December 31, 1996 had produced an aggregate of approximately 16.8 million barrels ("MMBbls") of crude oil. The field is produced under the cyclic method under which the field is shut in for a period of time (generally 60 to 120 days) and then opened up to produce (generally four to five days). Under this cyclical method, the four wells in the field produced at an equivalent rate of 585 BOPD during 1996. The Company has an approximate 34.11% working interest and an approximate 26.40% net revenue interest in the field. Production has been from a Lower Miocene carbonate reservoir within a reefal structure.

Matinloc Field

        In the second quarter of 1995, the Matinloc field was reactivated. This field is located within the contract area covered by Service Contract No. 14 and has three producing wells. Prior to 1995, the field had produced an aggregate production of approximately 10.3 MMBbls from 1982 through 1991. At December 31, 1996 the field had produced 10.5 million barrels. During 1996, the field produced approximately 105,000 barrels or 285 BOPD. The Company has an approximate 58.66% working interest and an approximate 56.83% net revenue interest in the field.

NON-PRODUCING FIELDS

West Linapacan "A" Field

        In December 1990, the Company made an offshore oil discovery in the West Linapacan area located within the contract area covered by Service Contract No. 14, approximately 40 miles northwest of the northern tip of Palawan Island. The field is a fractured carbonate reservoir located in approximately 1,150 feet of water. The Company owns a 29% working interest and an approximate 32% net revenue interest in the West Linapacan "A" Field.

        The field experienced early water breakthrough in 1993 which eventually led to a downgrade, by Netherland, Sewell and Associates ("NSA"), independent petroleum engineers, at December 31, 1994, of a portion of the Company's proven reserves to the non-proven category. Despite a major work program in 1994 to sidetrack two wells and workover two wells, the Company continued to experience significant declines in oil production from the West Linapacan "A" field. An additional development well was unsuccessfully drilled in June 1995. As a result of the lack of success of the sidetrack wells and workovers, the financial condition and operating cash flows of the Company were materially and adversely affected. In January 1996, the Company suspended production operations in the field after total production of 8.8 million barrels.

Galoc Field

        This field is located within the contract area covered by Service Contract No. 14. Four wells have been drilled in this field, of which one well in 1,150 feet of water has undergone a long-term testing program. The Galoc reservoir is made up of a sandstone turbidite fan sequence that was deposited on top of the Lower Miocene limestone in a deep-water environment.

        An extended production test at the Galoc 1 well in 1988 produced approximately 400,000 Bbls of crude oil at rates up to 5,200 BOPD. As a result of this test, the Company decided to proceed to the second phase of its testing program. In early 1989, the Galoc 1 vertical well was reentered as a high-angle lateral well. This well was drilled through the 9 5/8" casing of the Galoc 1 well to a sub-horizontal length of 2,000 feet in the reservoir. This well proved the lateral extension of the Galoc oil accumulation but failed to produce, on the initial test, multiples of the rates achieved in vertical production. However, combined flow rates of 7,399 BOPD were achieved from the 2,000 foot horizontal section. Despite the test rates achieved, the Company determined not to develop this field at that time.

        Subsequent analysis and research has determined that the Galoc turbidites have poor vertical permeability as displayed during the various drillstem tests. Consequently, development plans under consideration are all based upon production from vertical wells that will maximize the horizontal permeability. Costs in connection with the Galoc field are recoverable under the cost recovery procedures of Service Contract No. 14.

RECENT DEVELOPMENTS

        In October 1996, VAALCO and the other Service Contract No. 14 and Service Contract No. 6 consortium members entered into a farm-out agreement wherein the farmee, an Australian company, is required to shoot a $7 million 3-D seismic program over the service contract areas during early 1997. The Australian farmee company will earn a 35% interest in the blocks for performing the work. In addition, the Australian company has the option to drill two wells, one on each Service Contract, to earn up to an additional 25% interest in each Service Contract. Seismic acquisition under the farm out agreement commenced in February 1997.

GABON

        VAALCO has an interest in two offshore blocks in Gabon, the Etame Block and the Equata Block. These blocks were taken for a three-year term in July 1995. VAALCO initially held a 51% interest in each block and is designated the operator of the blocks.

Etame Block

        The Etame block is a 3,073 square kilometer block containing two former discoveries, the North and South Tchibala fields. These fields are subsalt reservoirs that lie in approximately 250 feet of water depth, 20 miles offshore. In November 1996, the Company entered into a letter of intent with a multi-national seismic company which will acquire 15,000 line kilometers of seismic data (consisting of a 385 square kilometer 3-D seismic survey and a 300 line kilometer 2-D survey) and pay a disproportionate 80% of the cost, up to $4.7 million, of the estimated $5.8 million (dry hole cost) commitment well to earn a 65% interest in the concession. The Company and its partners will be responsible for 20% of the cost (35% over $4.7 million) of the commitment well which will test a third "exploration" structure in the vicinity of the two Tchibala discoveries. VAALCO's share of the dry hole cost of the commitment well is estimated to be $675,000. VAALCO and its partners will retain a 35% working interest in the block (17.9% net to VAALCO).

        The 3-D seismic survey will commence in the second quarter of 1997, with the exploration well scheduled for late 1997, or early 1998. In connection with the seismic survey, several additional prospects which VAALCO has identified in the deeper water further offshore will be evaluated for future drilling.

Equata Block

        The Equata Block is a 50 square kilometer development block over a discovery made in 1974. The field lies in 160 feet of water approximately 10 miles offshore at a subsurface depth of 3000 feet. A 3-D seismic survey was shot over the field in 1987. VAALCO and its partners are seeking a third party to drill two appraisal wells to prove the field's upside potential prior to committing to develop the field. If the field can be successfully farmed out under the requested terms, VAALCO would retain approximately a 20-25% interest in the development project.

INDIA

        VAALCO was the first foreign company to be awarded a development block under the oil and gas field privatization policy undertaken by the Indian government in 1992. VAALCO, along with its partners TATA Petrodyne ("TATA") and Hindustan Oil Exploration Company ("HOEC"), were awarded three blocks, the PY-3 Field which is a development block, the CY-OS/2 Block in close proximity to the PY-3 Block and the CB-OS/1 Block.

        VAALCO originally was awarded the block containing the PY-3 Field in 1992 and signed the production sharing agreement with the Indian government in December 1994. The field, in 150 to 400 feet of water depth, is a development project to which NSA reserve engineers assigned 26 million barrels of proved undeveloped reserves plus 11 million barrels of probable reserves. VAALCO originally had an 18 percent interest in the field and the Company's 1995 proved undeveloped reserves were associated with this interest. In April 1996, VAALCO sold its interest in the field to Hardy and retained a 4 percent carried net profits interest in the property. The carried interest was terminated in March 1997 in connection with the sale of the CB-OS/1, Gulf of Cambay Block.

        The CB-OS/1 Block is located within the Gulf of Cambay, which is situated on the Western Coast of India to the north of the Bombay High area. The Production Sharing Agreement for the block was signed in November 1996. The block is a 3,590 square kilometer shallow water block containing two undeveloped discoveries drilled by the Indian National Oil Company ("ONGC") in 1992. At December 31, 1996, the Company and its partners, TATA, HOEC, Hardy Oil & Gas (U.K.) ("Hardy") and ONGC, had interests of 20%, 31.5%, 13.5%, 25% and 10%, respectively, in the block. In March 1997, the Company sold its interest in this block to the other members of the consortium for a combination of cash and assumption of debt associated with prepaid drilling costs.

        The Company had a 25% interest in the CY-OS/2 Block and had as its partners TATA, HOEC and Mosbacher Energy, Co. In April 1996, the Company sold its interest in this property along with its interest in the PY-3 Field.

UNITED STATES

Gulf of Mexico

        In October 1996, VAALCO entered into an agreement with Northstar Interests, LLC. ("Northstar") to jointly acquire from Apache Corporation ("Apache") certain properties in the Gulf of Mexico. The properties consist of interests in seven offshore fields in ten lease blocks. Closing occurred on December 13, 1996, and at that time half of the interest acquired from Apache was conveyed from Northstar directly into a newly-formed domestic subsidiary, VAALCO Energy (USA), Inc. Three of the fields, High Island blocks A-313, A-314 and A-280, are being operated by VAALCO. The Company also obtained non-operating interests in the West Cameron 538, Ship Shoal 149, Ship Shoal 105 and Vermilion 162 fields.

        The High Island A-313 and A-314 fields consist of three unmanned platforms located approximately 150 miles south of Galveston, Texas in water depths of 210 feet. The platforms currently combine to produce over 4,500 MCF of gross gas per day. VAALCO operates the blocks and holds a 25% working interest in both.

        The High Island A-280 Field consists of an unmanned tripod platform located approximately 140 miles south of Galveston, Texas in water depths of approximately 195 feet. The platform currently produces 2,800 MCF of gross gas per day. VAALCO operates the block and holds a 37.5% working interest.

Goliad County, Texas

        The Company owns 100% working interest in approximately 1,603 acres in two blocks, one located immediately east of the Goliad townsite in Goliad County, Texas, and the other located immediately west of the townsite. The acreage consists of approximately 70 leases and is located within an area of the Wilcox trend that has recently seen a considerable amount of leasing, 3-D seismic and drilling activity. In October 1994, the Company acquired a working interest in approximately 1,200 acres in Goliad County, Texas. A working interest in an additional 403 acres was acquired during 1996. VAALCO has acquired 2-D seismic over the two areas and is in the process of evaluating the data for the purpose of either developing or farming out its acreage position. The Company has an average 76% net revenue interest in the acreage.

AGGREGATE PRODUCTION

        Additional production data (net to the Company) for all of the Company's operations for the years 1996 and 1995 are as follows:

                            COMPANY OWNED PRODUCTION
                                                         Year Ended December 31,
                                                         -----------------------
                                                           1996            1995
                                                         -------         -------
Average Daily Production (Bbls) ................             347             868

Average Sales Price ($/Bbl) ....................         $  8.83         $ 15.59
Average Production Cost ($/Bbl) ................         $  7.81         $ 14.76

RESERVE INFORMATION

        Reserve reports as of December 31, 1996 and 1995 have been opined on by Netherland Sewell and Associates and by Ryder Scott Company, independent petroleum engineers.
                                                      As of December 31,
                                                     --------------------
                                                      1996          1995
                                                     ------        ------
CRUDE OIL
Proved Developed Reserves (MBbls) ...........           215           201
Proved Undeveloped Reserves (MBbls) .........          --           4,647
                                                     ------        ------
  Total  Proved Reserves (MBbls) ............           215         4,848
                                                     ======        ======
GAS
Proved Developed Reserves (MMcf) ............         1,094          --
                                                     ======        ======
Standardized measure of discounted
  future net cash flows (in thousands) ......        $2,838        $8,447
                                                     ======        ======

        For 1995, the proved developed reserves relate to the Company's Philippine properties, while the proved undeveloped reserves relate to the India operations which were sold in early 1996. The 1996 data relates to the Philippine properties and to the newly acquired Gulf of Mexico properties. The standardized measure of discounted cash flows does not include the costs of abandoning the Company's non-producing properties.

        There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the Company. Reserve engineering is a subjective process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. The quantities of oil and natural gas that are ultimately recovered, production and operating costs, the amount and timing of future development expenditures and future oil and natural gas sales prices may all differ from those assumed in these estimates. The standardized measure of discounted future net cash flow should not be construed as the current market value of the estimated oil and natural gas reserves attributable to the Company's properties. The information set forth in the foregoing tables includes revisions for certain reserve estimates attributable to proved properties included in the preceding year's estimates. Such revisions are the result of additional information from subsequent completions and production history from the properties involved or the result of a decrease (or increase) in the projected economic life of such properties resulting from changes in product prices. Moreover, crude oil amounts shown are recoverable under the service contracts and the reserves in place remain the property of the Philippine government.

        In accordance with the guidelines of the U.S. Securities and Exchange Commission, the Company's estimates of future net cash flow from the Company's properties and the present value thereof are made using oil and natural gas contract prices in effect as of year end and are held constant throughout the life of the properties except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. The contract price as of December 31, 1996 was $11.00 per Bbl for oil and $3.89 per Mcf for gas. The contract price as of December 31, 1995 was $8.00 and $20.59 per Bbl of crude oil for the Philippine reserves and Indian reserves, which have subsequently been sold, respectively. See "Financial Statements and Supplementary Data" for certain additional information concerning the proved reserves of the Company.

DRILLING HISTORY

        The Company drilled or participated in the drilling of the following wells in the periods indicated:

                                   Year Ended December 31,
                              ---------------------------------
                                   1996               1995
                              ---------------     -------------
                              Gross    Net       Gross    Net
                              ------- ------     ------- ------
 Exploratory Wells:
    Productive .........           0      0           0      0
    Dry ................           0      0           0      0
                              ------- ------     ------- ------
      Total ............           0      0           0      0
 Development Wells:
    Productive .........           0      0           1   0.29
    Dry ................           0      0           0      0
                              ------- ------     ------- ------
      Total ............           0      0           1   0.29
                              ------- ------     ------- ------
 Total Wells ...........           0      0           1   0.29
                              ======= ======     ======= ======

The Company had no wells in progress at December 31, 1996.

ACREAGE AND PRODUCTIVE WELLS

        Below is the total acreage (in thousands) leased by the Company at December 31, 1996:

                                             U.S.                 Foreign
                                      --------------------  --------------------
                                        Gross     Net(1)     Gross     Net(1)
                                      ---------- ---------  --------- ----------
           Developed Acreage               32.9       5.1         16        4.6
           Undeveloped Acreage              1.6       1.6      1,765      533.3
           Productive Gas Wells              15       3.7          0          0
           Productive Oil Wells               5       0.3          7        2.6
----------
(1) Net acreage and net productive wells are based upon the Company's working interest in the properties.

OFFICE SPACE

        The Company leases its offices in Houston, Texas (approximately 8,000 square feet) and in Manila, The Republic of the Philippines (approximately 2,000 square feet), which management believes are suitable and adequate for the Company's operations.

ITEM 3. LEGAL PROCEEDINGS

        In December 1996, a member of the Service Contract No. 14 consortium in the Philippines, Oriental Petroleum & Minerals, Inc. ("Oriental"), filed an arbitration case against the other nine members of the consortium. Oriental alleges it is not responsible for certain amounts expended on the West Linapacan "A" Field for which it was placed in default by the consortium in 1995 due to non-payment. Oriental also questions certain provisions of the Joint Operating Agreement. Oriental is seeking $1.0 million from the consortium and to be reinstated into the Service Contract.

        The members of the consortium believe that Oriental's claims are without merit and intend to vigorously defend this action. The consortium has filed a reply to the claim seeking, among other things, $1.5 million in unpaid cash calls plus interest from Oriental and certain damages to be determined by the arbitration panel. Management believes the consortium will prevail in its defenses and has not made any provisions for amounts claimed by Oriental.

        As of December 31, 1996 and 1995, there were no other material pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

GENERAL

        Until September 1995, the Common Stock of the Company was traded on the National Association of Securities Dealers Automated Quotation System (the "NASDAQ System") under the symbol "VEIX." In September 1995, the Company's shares of Common Stock were delisted from the Nasdaq SmallCap Market. Since that time, the shares have been listed on the OTC Bulletin Board. As of December 31, 1996, there were approximately 58 holders of record of the Common Stock.

ADJUSTED HISTORICAL PRICES

        The following table sets forth the range of high and low sale prices of a share of Common Stock for the periods indicated. The first three quarters of 1995 prices were furnished by National Association of Securities Dealers, Inc. (the "NASD"). The fourth quarter of 1995 and all of the 1996 prices were furnished by Raucher Pierce Refsnes, Inc. and Jefferies and Company, Inc. The prices represent adjusted prices between dealers, do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.

                            High         Low
                           -----        -----
                                 ($ US)
 FISCAL 1995
 First Quarter             0.88         0.50
 Second Quarter            1.13         0.38
 Third Quarter             0.75         0.19
 Fourth Quarter            0.63         0.25

 FISCAL 1996
 First Quarter             1.31         0.13
 Second Quarter            1.00         0.31
 Third Quarter             0.44         0.25
 Fourth Quarter            0.44         0.16

        The closing bid as of April 1, 1997 for the Common Stock was $0.625 per share.

DIVIDENDS

        The Company has not declared or paid any dividends on the Common Stock since its inception and does not anticipate paying cash dividends in the foreseeable future. The Company may not declare or pay any cash dividend on the Common Stock or otherwise make a distribution in cash or redeem any shares of Common Stock if all or any portion of the dividends paid to the holders of shares of Preferred Stock on the dividend payment date next preceding the date of such dividend payment, distribution date or redemption date, as applicable, was paid in shares of Common Stock (as described below).

        The Preferred Stock accrues a cumulative dividend of 10% per annum (an aggregate of $225,000 per year), payable prior to any dividends on the Common Stock. The Company declared and paid dividends of $71,837 on the Preferred Stock for 1995. No dividends were paid in 1996. Dividends on the Preferred Stock are payable quarterly on the first day of February, May, August and November and are payable in cash, or, at the Company's option, in shares of Common Stock equal to the market price of the Common Stock on the dividend payment date. The holders of preferred stock deferred their right to receive dividend payments in 1995 and 1996. During 1995, a portion of the accrued dividend ($71,837) was used to pay down related party receivables.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

        Historically, the Company's primary source of capital resources has been from its production operations in the Philippines, assets sales and the issuance of debt. Throughout 1994 and 1995, however the Company experienced significant declines in oil production from its primary source of revenue, the West Linapacan "A" Field , in the Philippines. In January 1996, the Company suspended operations in the field. The Company continues to produce the Nido and Matinloc fields in the Philippines at approximately 870 BOPD.

        The Company is actively seeking projects to replace its West Linapacan operations. Through a diversification program undertaken by management, the Company acquired producing assets in the Gulf of Mexico of the United States and interests in five international blocks outside of the Philippines, three in India (all subsequently sold) and two in Gabon. Four of the five blocks contained existing undeveloped discoveries. The Company has also accumulated approximately 1,603 acres in the Wilcox trend of Goliad County, Texas.

        In order to execute the diversification program, the Company has, among other activities, been actively seeking farmout partners to progress the development of its prospects. In this regard, the Company has successfully entered into farmout agreements in one of its Gabon blocks and in its Philippines blocks in exchange for partially carried work programs. For the domestic acquisition program, the Company will, in the near-term, rely on the private placement of equity and issuance of debt to raise capital for these acquisitions. A more detailed description of the Company's activities is described below.

United States

        In December 1996, the Company issued $618,000 in debt associated with the acquisition of certain properties in the Gulf of Mexico. The loan is secured by an assignment of revenue interests in certain of the properties. The loan is recourse only to the assigned revenue interests, and is not guaranteed by the Company. The Gulf of Mexico properties consist of interests in seven offshore fields in ten lease blocks. Four of the platforms in three of the fields, High Island blocks A-313, A-314 and A-280, are being operated by VAALCO. The balance of the package consists of non-operated interests in the West Cameron, Vermilion and Ship Shoal areas of the Gulf of Mexico. No significant capital expenditures are anticipated in 1997 for these properties.

        In October 1994, the Company acquired a working interest in approximately 1,200 acres in Goliad County, Texas, in exchange for cash and warrants to purchase shares of the Company's Common Stock, $.10 par value per share (the "Common Stock"). The warrants have a term of three years and will consist of the right to purchase 200,000 shares of Common Stock at an exercise price of $2.50 per share and 200,000 shares of Common Stock at an exercise price of $5.00 per share, subject to the terms and conditions of the acquisition agreement. A working interest in an additional 403 acres was acquired during 1996. The Company has an average 76% net revenue interest in the acreage and plans to analyze this property in 1997 for viability. The three year lease has no drilling obligation requirements. Capital expenditures for 1997 will depend upon the outcome of analysis currently being done on the area.

Gabon

        In July 1995, the Company acquired two blocks offshore Gabon, the Equata block and the Etame block. Both blocks contain previous discoveries that the Company is currently evaluating to determine their commercial viability. The Company and its partners have an obligation to the Government of Gabon to obtain approximately 1,500 line kilometers of seismic data and to drill one well on the Etame block during the three-year term of the license. In November 1996, the Company entered into a letter of intent with a multi-national seismic company which will perform the required seismic surveys and pay a disproportionate 80% of the cost, up to $4.7 million, of the estimated $5.8 million (dry hole cost) commitment well to earn a 65% interest in the concession. The Company and its partners will be responsible for 20% of the cost (35% over $4.7 million) of the commitment well.
VAALCO's share of the dry hole cost of the commitment well is estimated to be $0.7 million.

Philippines

        In October, 1996, VAALCO and the other Service Contract No. 14 and Service Contract No. 6 consortium members entered into a farm-out agreement wherein the farmee, an Australian company, is required to shoot a $7 million 3-D seismic program over the service contracts during early 1997. The Australian farmee company will earn a 35% interest in the blocks for performing the work. In addition, the Australian company has the option to drill two wells, one on each Service Contract, to earn up to an additional 25% interest in each Service Contract. Seismic acquisition under the farm out agreement commenced in February 1997. No significant capital expenditures are anticipated in 1997 for the Philippines operations.

India

        In April 1996, the Company completed the sale of all of the outstanding capital stock of VAALCO Energy (India), Inc., the Company's wholly owned subsidiary, to Hardy Oil & Gas (UK) Limited ("Hardy"). Such sale included the Company's interest in two blocks on the East Coast of India, the PY-3 field and the CY-OS/2 concession, and a portion of a third block, the

Gulf of Cambay Block, on the West Coast of India. The Company retained a 4% net profits interest in the CY-OS/2 concession and a portion of the Gulf of Cambay Block. A gain resulting from the sale of $1.1 million was recognized in 1996, with a $0.13 effect on earnings per common share. There was no other material impact on the Company's results of operations as the subsidiary had no income and the majority of the expenses recorded by the subsidiary were overhead expenses allocated by the parent. With the completion of the sale, the Company sold substantially all of its international proved undeveloped reserves, other than the retained net profits interest therein. In conjunction with the sale, Hardy loaned the Company $1 million on a non-recourse basis. Such loan was initially repayable only upon the payment by Hardy, for the account of VAALCO, of certain drilling costs associated with the Gulf of Cambay concession.

        In November 1996, the Company signed the production sharing agreement with the Indian government on the Gulf of Cambay Block. In March 1997, the Company sold its Gulf of Cambay concession and its 4% net profits interest in the CY-OS/2 concession to Hardy for $2.5 million. The Company applied $1 million of the proceeds from the sale to complete repayment of the non-recourse loan made to the Company by Hardy in 1996. With the completion of this sale, the Company sold all remaining interest that it had in India.

Issuance of Recourse Debt

        The Company entered into a Credit Agreement (the "Credit Agreement") on June 23, 1993 to borrow $6 million, at an interest rate of LIBOR plus 2%, from a European institutional lender. The Company drew down $6 million against the facility in the third quarter of 1993. Proceeds were utilized for further development of the West Linapacan "A" Field. The Company had repaid $2.0 million of the note, plus interest, as of the second quarter of 1995. In August 1995, the Company and the note holder reached an agreement to defer the entire balance of the note, at an interest rate of 7.6875% per annum, until January 31, 1997, in return for the pledge of marketable securities held by the Company. The Company sold a portion of these marketable securities and reduced the balance of the note by $0.7 million in April 1996. Also in connection with the sale, the Company prepaid the interest on the note through January 1997. In February 1997, the Company sold additional pledged securities for $3.44 million and paid all accrued interest and $3.2 million of the $3.3 million principal balance due on the note. The balance of $0.1 million is due January 1998. The Company anticipates the recognition of a $0.7 million gain on the sale of the marketable securities in the first quarter of 1997.

Cash Flows

        Net cash used in operating activities for 1996 was $1.8 million, as compared to net cash provided by operating activities of $0.5 million in 1995. The change was primarily due to declining cash flows from production from the Company's Philippine operations.

        Net cash provided by investing activities for 1996 was $1.1 million, as compared to net cash used in investing activities of $1.4 million in 1995. The 1996 amount reflects cash received from the sale of marketable securities and the sale of VAALCO Energy (India), Inc. in 1996. The 1995 amount reflects capital expenditures for the West Linapacan "A" Field, offset by proceeds from the sale of a 49% working interest in the Gabon prospect.

        Net cash provided by financing activities for 1996 was $0.9 million, as compared to net cash used in financing activities of $0.4 million in 1995. The 1996 amount reflects proceeds from the non-recourse loan received in conjunction with the sale of VAALCO Energy (India), Inc. The variance is offset by the payment of a portion of the Company's debt obligations. The 1995 amount resulted primarily from advances to related parties and payment of debt obligations.

        The Company continues to seek financing to fund the development of existing properties and to acquire additional assets. The Company will rely on the issuance of equity and debt securities, assets sales and cash flow from operations to provide the required capital for funding future operations. While there can be no assurance the Company will be successful in raising new financing, management believes the prospects the Company has in hand will enable it to attract sufficient capital to fund required oil and gas activities.

        Items 1, 2, 3 and 7 of document includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes the expectations reflected in such forward looking statements are based upon reasonable assumptions, the Company can give no assurance these expectations will be achieved. Important factors which could cause actual results to differ materially from the Company's expectations include general economic, business and market conditions, the volatility of the price of oil and gas, competition, development and operating costs and the factors that are disclosed in conjunction with the forward looking statements included herein.

RESULTS OF OPERATIONS

        Amounts stated hereunder have been rounded to the nearest $100,000, however, percentage changes have been calculated using the accompanying consolidated financial statement amounts.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

REVENUES

Total crude oil sales for 1996 were $2.7 million, a decrease of $ 1.0 million, or 26%, as compared to $3.7 million for 1995. In January 1996, production operations in the West Linapacan "A" Field were suspended resulting in the decline in revenues in 1996. The Company continues to produce the Nido and Matinloc fields at approximately 870 BOPD.

The gain on sale of assets of $1.1 million, recognized in 1996, was associated with the sale of the Company's interest in the PY-3 field in India. A $0.5 million gain was recognized in 1995 resulting from the sale of a 49% working interest in the Gabon prospect.

OPERATING COSTS AND EXPENSES

Production expenses for 1996 were $1.7 million, a decrease of $2.7 million, or 61%, as compared to $4.4 million for 1995. The decrease is primarily due to declining operating costs in 1996 as a result of the suspension of production at the West Linapacan "A" Field.

Exploration costs for 1996 were $0.3 million, a decrease of $0.2 million as compared to $0.5 million for the same period in 1995. The decrease is primarily due to costs incurred in 1995 associated with the Company's Gabon project.

Depreciation, depletion and amortization of properties for 1996 was $0.6 million, a decrease of $3.8 million, or 86%, as compared to $4.4 million in 1995. The 1996 amount includes an adjustment for depletion costs that were capitalized in crude oil inventory at December 31, 1995. Nominal depletion expense was recorded in 1996, as the Company's fields have been fully depleted.

General and administrative expenses for 1996 were $2.3 million, an increase of $0.6 million, or 32%, as compared to $1.7 million for 1995. The increase is primarily due to costs associated with asset sales, pension termination costs and lower overhead reimbursements in the Philippines.

OPERATING LOSS

Operating loss for 1996 was $1.1 million, a reduction of loss of $5.8 million, or 84%, as compared to a $6.9 million operating loss for 1995. The above mentioned decreases in operating expenses and depreciation, depletion and amortization of properties, coupled with the gain on sales of certain assets by the Company were the primary reason for this reduction in operating loss.

OTHER INCOME (EXPENSES)

Interest expense and financing charges for 1996 were $0.3 million, a decrease of $0.1 million, or 19%, as compared to $0.4 million in 1995. This was primarily due to the partial extinguishment of debt in 1996.

Other, net increased $0.9 million in 1996 as compared to 1995. This was primarily due to the gain on the sale of certain securities in 1996.

NET LOSS

Net loss attributable to common stockholders for 1996 was $0.6 million, a reduction of loss of $6.6 million or 92%, as compared to net loss of $7.2 million in 1995. The reduction in net loss was the result of lower operating costs, coupled with the gain on sales of certain assets by the Company.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF VAALCO ENERGY, INC. AND
SUBSIDIARIES

        We have audited the consolidated balance sheets of VAALCO Energy, Inc. and its subsidiaries ("VAALCO") as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of VAALCO's management. Our responsibility is to express an opinion on the financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of VAALCO at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company's ability to continue as a going concern is dependent upon its ability to successfully select and acquire suitable producing properties and to obtain the necessary financing for future drilling and exploration activities. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Houston, Texas
April  2, 1997

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS OF DOLLARS, EXCEPT PAR VALUE AMOUNTS)

                                                              December 31,
                                                          ---------------------
                                                          1996           1995
                                                          --------     --------
ASSETS
CURRENT ASSETS:
  Cash and equivalents ...............................    $  1,055     $    701
  Advances-related party .............................       1,916         --
  Marketable securities-related party ................         777         --
  Receivables:
    Trade ............................................         103         --
    Accounts with partners ...........................         190        1,998
    Other ............................................       1,177          950
  Crude oil inventory ................................        --          1,511
  Materials and supplies, net of allowance
     for inventory obsolescence of $9 and
     $497 at 1996 and 1995, respectively .............         387          802
  Prepaid expenses and other .........................           9          210
                                                          --------     --------
    Total current assets .............................       5,614        6,172
                                                          --------     --------
PROPERTY AND EQUIPMENT-SUCCESSFUL EFFORTS METHOD
  Wells, platforms and other production
     facilities ......................................      46,866       46,122
  Undeveloped acreage ................................         808          647
  Equipment and other ................................         342          644
                                                          --------     --------
                                                            48,016       47,413
  Accumulated depreciation, depletion and
     amortization ....................................     (46,383)     (46,615)
                                                          --------     --------
    Net property and equipment .......................       1,633          798
                                                          --------     --------
OTHER ASSETS:

  Marketable securities ..............................        --            901
  Other long-term assets .............................         119          230
  Advances-related party .............................        --          1,921
  Marketable securities-related party ................        --            565
  Funds in Escrow ....................................         370         --
                                                          --------     --------
TOTAL ................................................    $  7,736     $ 10,587
                                                          ========     ========
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable ...................................    $  1,862     $  6,067
  Accrued liabilities ................................       1,280        1,224
  Current portion of debt obligations ................       3,918        4,000
                                                          --------     --------
    Total current liabilities ........................       7,060       11,291
                                                          --------     --------
FUTURE ABANDONMENT COSTS .............................       4,942        4,172
OTHER LONG TERM LIABILITIES ..........................       1,000         --
                                                          --------     --------
  Total liabilities ..................................      13,002       15,463
                                                          --------     --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Preferred stock, $25 par value, 10%
     cumulative dividend 500,000 authorized
     shares; 90,000 shares issued and outstanding ....       2,250        2,250
  Common stock, $.10 par value, 15,000,000
     authorized shares; 8,870,864 shares issued
     of which 5395 are in the treasury
     in 1996 and 1995 ................................         887          887
  Additional paid-in capital .........................      11,401       11,401
  Accumulated deficit ................................     (19,707)     (19,123)
  Net unrealized loss on noncurrent
     marketable securities ...........................         (84)        (278)
  Less treasury stock, at cost .......................         (13)         (13)
                                                          --------     --------
    Total stockholders' deficit ......................      (5,266)      (4,876)
                                                          --------     --------
TOTAL ................................................    $  7,736     $ 10,587
                                                          ========     ========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                               Year Ended December 31,
                                             --------------------------
                                                1996           1995
                                             -----------    -----------
REVENUES:
  Crude oil sales ........................   $     2,732    $     3,671
  Gain on sale of assets .................         1,030            510
                                             -----------    -----------
    Total revenues .......................         3,762          4,181
                                             -----------    -----------
OPERATING COSTS AND EXPENSES:
  Production expenses ....................         1,735          4,434
  Exploration costs ......................           268            489
  Depreciation, depletion and amortization           614          4,403
  General and administrative expenses ....         2,276          1,719
                                             -----------    -----------
    Total operating costs ................         4,893         11,045
                                             -----------    -----------
OPERATING  LOSS ..........................        (1,131)        (6,864)

OTHER INCOME (EXPENSES):
  Interest income ........................           132            269
  Interest expense and financing charges .          (285)          (352)
  Other, net .............................           925             (8)
                                             -----------    -----------
    Total other income (expense) .........           772            (91)
                                             -----------    -----------
NET LOSS .................................          (359)        (6,955)

Preferred dividends ......................          (225)          (225)
                                             -----------    -----------
NET LOSS ATTRIBUTABLE TO
  COMMON STOCKHOLDERS ....................   $      (584)   $    (7,180)
                                             ===========    ===========
LOSS  PER COMMON SHARE ...................   $     (0.07)   $     (0.81)
                                             ===========    ===========
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING ............................     8,865,469      8,865,469
                                             ===========    ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                STATEMENTS OF CONSOLIDATED STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                                                                                Unrealized
                                                                                                 Loss on               Total
                                  Preferred Stock    Common Stock      Additional               Noncurrent           Stockholders'
                                  ---------------   -----------------   Paid-in   Accumulated   Marketable  Treasury   Equity
                                  Shares   Amount   Shares     Amount   Capital     Deficit     Securities    Stock   (Deficit)
                                  ------   ------   ---------  ------   -------   ------------  ----------   ------- -------------
Balance at December 31, 1994 ..   90,000   $2,250   8,865,469   $887   $11,401    ($11,943)       (210)       (13)     $ 2,372
  Preferred Dividends .........     --       --          --      --       --          (225)       --          --          (225)
  Net Loss ....................     --       --          --      --       --        (6,955)       --          --        (6,955)
  Unrealized loss on noncurrent
   marketable securities ......     --       --          --      --       --          --           (68)       --           (68)
                                  ------   ------   ---------   ----   -------    --------       -----       ----      -------
Balance at December 31, 1995 ..   90,000    2,250   8,865,469    887    11,401     (19,123)       (278)       (13)      (4,876)
  Preferred Dividends .........     --       --          --      --       --          (225)       --          --          (225)
  Net Loss ....................     --       --          --      --       --          (359)       --          --          (359)
  Unrealized loss on noncurrent
   marketable securities ......     --       --          --      --       --          --           194        --           194
                                  ------   ------   ---------   ----   -------    --------       -----       ----      -------
Balance at December 31, 1996 ..   90,000   $2,250   8,865,469   $887   $11,401    $(19,707)      $ (84)      $(13)     $(5,266)
                                  ======   ======   =========   ====   =======    ========       =====       ====      =======

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)

                                              ------------------
                                               Twelve Months
                                              Ended December 31,
                                              ------------------
                                               1996       1995
                                              -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss ..................................   $  (359)   $(6,955)
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation, depletion and amortization        614      4,403
   Provision for losses on note receivable       --          878
   Exploration costs ......................       268        488
  Gain on sale of assets ..................    (1,030)      (510)
Change in assets and liabilities that
  provided (used) cash:
    Funds in escrow .......................      (370)        67
    Accounts with partners ................    (1,442)       241
    Trade receivables .....................      (103)     1,534
    Other receivables .....................      (227)       206
    Crude oil inventory ...................       980     (1,297)
    Materials and supplies ................       194        110
    Prepaid expenses and other ............       201         14
    Accounts payable ......................      (365)       816
    Accrued liabilities ...................       (69)       383
    Other (net) ...........................      --          180
                                              -------    -------
      Net cash provided by (used in)
        operating activities ..............    (1,708)       530
                                              -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:

Exploration costs .........................      (268)      (467)
Additions to property and equipment .......      (588)    (1,854)
Proceeds from sale of assets ..............     1,825      1,000
Decrease in notes receivable ..............      --           85
Other (net) ...............................       169       (130)
                                              -------    -------
   Net cash provided by (used in)
     investing activities .................     1,138     (1,366)
                                              -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from borrowings ..................     1,618       --
Repayments of debt obligations ............      (700)      (200)
Advances to related parties (net) .........         6       (165)
Preferred stock dividends paid ............      --          (72)
                                              -------    -------
   Net cash provided by (used in)
     financing activities .................       924       (437)
                                              -------    -------
NET CHANGE IN CASH AND EQUIVALENTS ........       354     (1,273)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD       701      1,974
                                              -------    -------
CASH AND EQUIVALENTS AT END OF PERIOD .....   $ 1,055    $   701
                                              =======    =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION:
  Net cash paid for interest ..............   $   184    $   351
                                              =======    =======
  Depletion costs capitalized in
    crude oil inventory ...................   $   531    $  --
                                              =======    =======

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
              (in thousands of dollars, unless otherwise indicated)

1.      COMPANY DEVELOPMENTS

        VAALCO Energy, Inc. ("VAALCO" or the "Company") explores for, develops and produces crude oil and natural gas through certain subsidiaries. Historically, the Company's primary source of capital resources has been from its production operations in the Philippines, assets sales and the issuance of debt. Throughout 1994 and 1995, however the Company experienced significant declines in oil production from its primary source of revenue, the West Linapacan "A" Field , in the Philippines. In January 1996, the Company suspended operations in the field. The Company continues to produce the Nido and Matinloc fields in the Philippines at approximately 870 BOPD.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The decline in oil production from the West Linapacan "A" field, resultant from severe water encroachment, materially and adversely affected the Company's financial condition and operating cash flows in 1995 and led to management's decision to suspend operations from the field in early 1996.

        The Company is actively seeking projects to replace its West Linapacan operations. Through a diversification program undertaken by management, the Company acquired producing assets in the Gulf of Mexico of the United States and interests in five international blocks outside of the Philippines, three in India (all subsequently sold) and two in Gabon. Four of the five blocks contained existing undeveloped discoveries. The Company has also accumulated approximately 1,603 acres in the Wilcox trend of Goliad County, Texas.

        In order to execute the diversification program, the Company has, among other activities, been actively seeking farmout partners to progress the development of its prospects. In this regard, the Company has successfully entered into farmout agreements in one of its Gabon blocks and in its Philippines blocks in exchange for partially carried work programs. For the domestic acquisition program, the Company will, in the near-term, rely on the private placement of equity and issuance of debt to raise capital for these acquisitions.

        In 1995, in an effort to increase cash flows, management reactivated production from a previously suspended field, the Matinloc field, and began negotiations to sell certain newly acquired properties. In April 1996, the Company completed the sale of all of the outstanding capital stock of VAALCO Energy (India), Inc., the Company's wholly owned subsidiary, to Hardy Oil & Gas (UK) Limited ("Hardy"). Such sale included the Company's interest in two blocks on the East Coast of India, the PY-3 field and the CY-OS/2 concession, and a portion of a third block, the Gulf of Cambay Block, on the West Coast of India. The Company retained a 4% net profits interest in the CY-OS/2 concession and a portion of the Gulf of Cambay Block. A gain resulting from the sale of $1.1 million was recognized in 1996, with a $0.13 effect on earnings per common share. There was no other material impact on the Company's results of operations as the subsidiary had no income and the majority of the expenses recorded by the subsidiary were

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
              (in thousands of dollars, unless otherwise indicated)

        overhead expenses allocated by the parent. With the completion of the sale, the Company sold substantially all of its international proved undeveloped reserves, other than the retained net profits interest therein. In conjunction with the sale, Hardy loaned the Company $1 million on a non-recourse basis. Such loan was initially repayable only upon the payment by Hardy, for the account of VAALCO, of certain drilling costs associated with the Gulf of Cambay concession. In March 1997, the Company sold its Gulf of Cambay concession and its 4% net profits interest in the CY-OS/2 concession to Hardy for $2.5 million. The Company applied $1 million of the proceeds from the sale to complete repayment of the non-recourse loan made to the Company by Hardy in 1996. With the completion of this sale, the Company sold all remaining interest that it had in India.

        In October 1996, VAALCO entered into an agreement to acquire certain properties in the Gulf Of Mexico. The properties consist of interests in seven offshore fields in ten lease blocks. Three of the fields, High Island blocks A-313, A-314 and A-280, are being operated by VAALCO. The balance of the package consists of non-operated interests in the West Cameron, Vermilion and Ship Shoal areas of the Gulf of Mexico. The Company's entry into the domestic market in the Gulf of Mexico is in an effort to build near-term cash flow to support opportunities that the Company has developed for the longer term in the international arena.

2.       ORGANIZATION

        VAALCO, a Delaware corporation (formerly Gladstone Resources, Ltd. ("Gladstone"), a British Columbia corporation), was formed in March 1984 in British Columbia, Canada and domesticated in Delaware in February 1989. In March 1989, Gladstone issued 37.5 million shares of common stock to each of Charles W. Alcorn, Jr. and Virgil A. Walston, Jr., both of whom are officers and directors of VAALCO, representing approximately 97% of outstanding shares after issuance. Such shares were issued in exchange for approximately 51% of outstanding common stock of Alcorn International, Inc. ("Alcorn"), a Texas corporation. Concurrently, Gladstone's name was changed to VAALCO Energy, Inc. At the date of the exchange, Gladstone had been fully liquidated and had no assets or liabilities. In December 1992, Alcorn was merged with and into VAALCO.

3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, as well as the subsidiaries' share in the assets, liabilities, income and expenses of joint operations. All significant transactions within the consolidated group have been eliminated in consolidation.

        CASH AND EQUIVALENTS - For purposes of the consolidated statement of cash flows, the Company and its subsidiaries consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. For the years ended

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
              (in thousands of dollars, unless otherwise indicated)

        December 31, 1996 and 1995, no payments were made for income taxes, and cash paid for interest was $184 and $351, respectively.

        FUNDS IN ESCROW - Amounts represent restricted funds for abandonment costs relating to the Gulf of Mexico properties.

        INVENTORY VALUATION - Crude oil inventory is valued at the lower of cost, using the average cost method, or market. Materials and supplies are valued at the lower of cost, determined by the weighted-average method, or market.

        INCOME TAXES - The Company records taxes on income in accordance with Statement of Financial Accounting Standards "SFAS" No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards.

        PROPERTY AND EQUIPMENT - The subsidiaries follow the successful efforts method of accounting for exploration and development costs. Under this method, exploration costs, other than the cost of exploratory wells, are charged to expense as incurred. Exploratory well costs are initially capitalized until a determination as to whether proved reserves have been discovered. If an exploratory well is deemed to not have found proved reserves, the associated costs are expensed at that time. All development costs, including development of dry hole costs, are capitalized. Provisions for impairment of undeveloped oil and gas leases are based on periodic evaluations and other factors. The Company recognizes gains for the sale of developed properties based upon an allocation of property costs between the interest sold and the interest retained based on the fair value of those interests.

        In 1996, the Company adopted statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used be reported at the lower of carrying amounts or fair values. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value less cost to sell. The adoption of SFAS No. 121 did not have a material effect on the Company's financial position or results of operations.

        Depletion of wells, platforms and other production facilities are provided on a field basis under the unit-of-production method based upon estimates of proved developed reserves. Provision for estimated abandonment costs, including platform dismantlement and site restoration, is included in depreciation, depletion and amortization expense on a unit-of-production basis. Provision for depreciation of other property is made primarily on a straight line basis over the estimated useful life of the property. The annual rates of depreciation are as follows:

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
              (in thousands of dollars, unless otherwise indicated)

               Office and miscellaneous equipment................. 3 - 5 years

               Leasehold improvements..............................8 - 12 years

        In connection with the annual estimate of the Company's oil and gas reserves for the fiscal years ended December 31, 1996 and 1995, the Company's independent petroleum engineers estimated proved oil reserves at December 31, 1996 and 1995 to be 0.2 million and 4.8 million barrels, of which 215,000 and 201,000 are classified as proved developed, net to the Company, respectively. Proved gas reserves were estimated to be 1,094 MMcf at December 1996. The Company had no gas reserves at December 31, 1995. The proved developed reserves for 1996 relate to the Company's Philippine operations and to the newly acquired interest in the Gulf of Mexico. The 1995 proved developed reserves relate to the Company's Philippine operations, while the proved undeveloped portion relates to the India operations. During 1996, the Company sold its India properties.

        MARKETABLE SECURITIES - In 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". All of the Company's marketable securities are classified as "available for sale" and accordingly, are reflected in the Consolidated Balance Sheets at fair market value, with the aggregate unrealized loss included in shareholders' equity. Adoption of SFAS No. 115 had no effect on reported earnings. Cost for determining gains and losses on sales of marketable securities is determined on the FIFO method. Marketable securities consisted of the following:

                                      December 31, 1996
                      ----------------------------------------------------
                                                             Gross
                                                Fair    Unrealized Holding
                                                Market  ------------------
                           Shares       Cost    Value    Gains  Losses
                       -------------   ------   ------   -----  ------
Common stocks:
  APMC                 2,377,460,000   $  861   $  777   $ --   $  84

                                      December 31, 1995
                      ----------------------------------------------------
                                                             Gross
                                                Fair    Unrealized Holding
                                                Market  ------------------
                           Shares       Cost    Value    Gains  Losses
                       -------------   ------   ------   -----  ------
Common stocks:
  APMC .............   2,377,460,000   $  861   $  565    $--    $296
  Unioil Corporation   2,000,000,000      883      901     18
                       -------------   ------   ------    ---    ----
   Total ...........   4,377,460,000   $1,744   $1,466    $18    $296
                       =============   ======   ======    ===    ====

        In April 1996, the Company sold all of its Unioil stock and in February 1997, the Company sold all of its APMC stock.

        FOREIGN EXCHANGE TRANSACTIONS - For financial reporting purposes, the subsidiaries use the United States dollar as their functional currency. Monetary assets and liabilities

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
              (in thousands of dollars, unless otherwise indicated)

        denominated in foreign currency are translated to U.S. dollars at the rate of exchange in effect at the balance sheet date, and items of income and expense are translated at average monthly rates. Nonmonetary assets and liabilities are translated at the exchange rate in effect at the time such assets were acquired and such liabilities were incurred. Gains and losses on foreign currency transactions are included in income currently and were insignificant during each of the periods.

        ACCOUNTS WITH PARTNERS - Accounts with partners represent cash calls due or excess cash calls paid by the partners for exploration, development and production expenditures made by APPI-14, APPI-6, VAALCO Energy (India), Inc., VAALCO Gabon (Equata), Inc. and VAALCO Gabon (Etame), Inc.

        REVENUE RECOGNITION - The Company recognizes revenues from crude oil and natural gas sales upon delivery to the buyer.

        NET LOSS PER SHARE - Net loss per common share amounts are based on the weighted average number of common shares outstanding during each period.

        FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company's financial instruments consist primarily of cash, trade accounts and note receivables, trade payables and debt instruments. The book values of cash, trade receivables, and trade payables are representative of their respective fair values due to the short term maturity of these instruments. The book value of the Company's debt and note receivable instruments are considered to approximate the fair value, as the interest rates are adjusted based on rates currently in effect. However, the Company is uncertain if it could replace its debt with terms commensurate with those currently in effect. The fair value of related party receivables and payables have not been estimated.

        CONCENTRATIONS OF CREDIT RISK - Until recently, all of the Company's interests were located overseas in certain offshore areas of the Philippines, India, and Gabon. In December 1996, the Company acquired its first domestic producing properties consisting of interests in eight platforms in the federal waters of the offshore Gulf of Mexico. Four of the platforms are being operated by VAALCO.

        Substantially all of the Company's crude oil and natural gas is sold at the well head at posted prices under short term contracts, as is customary in the industry. During the year ended December 31, 1996, one purchaser of the Company's crude oil accounted for all of the Company's total crude oil sales. The Company markets its crude oil share under an agreement with Sea Oil, a local Philippines refiner. While the loss of this buyer might have a material effect on the Company in the near term, management believes that the Company would be able to obtain other customers for its crude oil.

        USE OF ESTIMATES IN FINANCIAL STATEMENT PREPARATION - The preparation of financial statements in conformity with generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities as well as certain

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
              (in thousands of dollars, unless otherwise indicated)

        disclosures. The Company's financial statements include amounts that are based on management's best estimates and judgments. Actual results could differ from those estimates.

        RECLASSIFICATIONS - Certain amounts from 1995 have been reclassified to conform to the 1996 presentation.

4.      CRUDE OIL INVENTORY

        There was no crude oil inventory at December 31, 1996. Crude oil inventory at December 31, 1995 represents the cost of 95,402 barrels of crude oil in storage. The estimated market value of the inventory was approximately $1,670 as of December 31, 1995.

5.      ACCRUED LIABILITIES

                                                     December 31,
                                             -----------------------------
                                               1996              1995
                                             ----------       ------------
Interest                                     $      115       $        14
Other                                             1,164             1,210
                                             -----------      ------------
                                             $    1,279       $     1,224
                                             ===========      ============

6.      DEBT OBLIGATIONS AND FINANCING ARRANGEMENTS

                          December 31,
                      ------------------
                        1996       1995
                      -------    -------
Note payable - Bank   $ 3,300    $ 4,000
Note payable - Other      618       ---
Less current portion   (3,918)    (4,000)
                      -------    -------
Long-term portion     $ ---      $  ---
                      =======    =======

       The Company entered into a credit agreement (the "Credit Agreement") on June 23, 1993 to borrow $6 million, at an interest rate of LIBOR plus 2%, from a European institutional lender. The Company drew down $6 million against the facility in the third quarter of 1993. Proceeds were utilized for further development of the West Linapacan "A" Field. The Company had repaid $2.0 million of the note, plus interest, as of the second quarter of 1995. In August 1995, the Company and the noteholder reached an agreement to defer the entire balance of the note, at an interest rate of 7.6875% per annum, until January 31, 1997, in return for the pledge of marketable securities held by the Company. The Company sold a portion of these marketable securities and reduced the balance of the note by $0.7 million in April 1996. Also in connection with the sale, the Company prepaid the interest on the note through January 1997. In February 1997, the Company sold additional pledged securities for $3.4 million and paid all accrued interest and $3.2 million of the $3.3 million principal balance on the note. The remaining balance of $0.1 is due in January 1988. The Company anticipates that it will recognize a gain of $0.7 million on the sale of the marketable securities.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
              (in thousands of dollars, unless otherwise indicated)

       In December 1996, the Company issued $0.6 in debt associated with the acquisition of certain properties in the Gulf of Mexico. The loan is secured by an assignment of a revenue interests ranging from 45% to 65% in certain properties. The loan is recourse only to the assigned revenue interests, and is not guaranteed by the Company.

7.      STOCKHOLDERS' DEFICIT

        The Company has the right to redeem any or all of its outstanding shares of preferred stock at any time for $25 per share plus accrued unpaid dividends. No dividends were paid in 1996. Dividends of $72 were paid on the preferred stock during 1995. The holders of preferred stock deferred their right to receive dividend payments in the fourth quarter of 1994. Dividend payments were also deferred for 1995 and 1996. A portion of the accrued dividend was used to pay down related party receivables. At December 31, 1996 and 1995, $434 and $209 of preferred stock dividends were accrued, respectively.

        Shares of Common Stock with an aggregate market value of $225 may be issued each year in payment for the dividends due on the Preferred Stock.

        An officer and director of the Company was granted options to purchase 75,000 shares of Common Stock of the Company, and was also granted 75,000 stock appreciation rights ("SARs"), all at an exercise price of $10.25 per share. One-third of such options and SAR's vest at the end of each of the three years of the contract term, and are exercisable for five years from the date of vesting. As of December 31, 1996, the options and SAR's were completely vested, and none of the options and SAR's had been exercised, as the exercise price was in excess of market values. In 1996 additional options were granted to this officer and director for 1,000,000 shares of the Common Stock of the Company at exercise prices of $0.375 per share for 400,000 shares, $0.50 for 300,000 shares and $1.00 for 300,000 shares. The options vest over a term of three years and may be exercised for five years from the vesting date. As of December 31, 1996, the officer and director had vested interests in 200,000 shares at $0.375 per share. None of the options had been exercised as of December 31, 1996.

        Another officer of the Company has been granted warrants to purchase shares of the Company's Common Stock. The warrants are for a term of five years and will consist of the right to purchase 250,000 shares of Common Stock at an exercise price of $0.50 per share; 250,000 shares of Common Stock at an exercise price of $2.50 per share; 250,000 shares of Common Stock at an exercise price of $5.00 per share; and 250,000 shares of Common Stock at an exercise price of $7.50 per share. The warrants were completely vested at December 31, 1996. None of the warrants had been exercised as of December 31, 1996.

        In October 1994, the Company acquired a working interest in approximately 1,200 acres in Goliad County, Texas, in exchange for cash and warrants to purchase shares of the Company's Common Stock. The warrants have a term of three years and will consist of

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
              (in thousands of dollars, unless otherwise indicated)

        the right to purchase: (1) 200,000 shares of Common Stock at an exercise price of $2.50 per share, and (2) 200,000 shares of Common Stock at an exercise price of $5.00 per share, subject to the terms and conditions of the acquisition agreement.


        Information with respect to the Company's stock option plan is as follows:

                                        Vested                        Weighted
                                       Options/          Shares        Average
                                       Warrants          Under        Exercise
                                      Exercisable        Option         Price
                                      ------------     -----------    ----------
          Balance, December 31, 1994      425,000         475,000         $4.73
                                      ============                    ==========
          Granted                                               0            --
          Exercised                                             0            --
          Canceled                                              0            --
                                                       -----------
          Balance, December 31, 1995      450,000         475,000         $4.73
                                      ============                    ==========
          Granted                                       2,000,000          2.24
          Exercised                                             0            --
          Canceled                                              0            --
                                                       -----------
          Balance, December 31, 1996    1,675,000       2,475,000          2.73
                                      ============     ===========    ==========

        The following table summarizes information about stock options outstanding as of December 31, 1996:

                           Options Outstanding               Options Exercisable
------------------------------------------------------------------------------------
                                   Weighted-
                                    Average    Weighted-                 Weighted-
                       Number      Remaining    Average       Number      Average
Range of Exercise   Outstanding   Contractual   Exercise   Exercisable    Exercise
      Prices        At 12/31/96      Life        Price     At 12/31/96     Price
------------------- ------------- ------------ ----------- ------------- -----------
$   0.375 to 1.00    1,250,000    5.50 years     $ 0.58      450,000       $ 0.44
    1.01 to 2.50       450,000    3.01 years       2.50      450,000         2.50
    2.51 to 5.00       450,000    3.01 years       5.00      450,000         5.00
    5.01 to 10.00      325,000    4.03 years       8.07      325,000         8.07
=================== ============= ============ =========== ============= ===========
$   0.375 to 10.00   2,475,000    4.40 years     $ 2.73     1,675,000      $ 3.70
=================== ============= ============ =========== ============= ===========

        Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value as determined by generally recognized option pricing models such as the Black-Scholes model or the binomial model. Because of the inexact and subjective nature of deriving

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
              (in thousands of dollars, unless otherwise indicated)

        non-freely traded employee stock option values using these methods, the Company has adopted the disclosure-only provisions of SFAS No. 123 and continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net loss and fully diluted loss per share would not have been materially different in 1996 and 1995 respectively. The pro forma fair value of options at date of grant was estimated using the Black-Scholes model and the weighted average assumptions are as follows:

                                                            1996
           --------------------------------------------- ------------
               Expected life (years)                           5
               Interest rate                                6.50%
               Volatility                                     68%
               Dividend yield                                  0%
           ============================================= ============
               Weighted average fair value at grant
                 date                                       $.12
           ============================================= ============

8.      INCOME TAXES

        The Company and its domestic subsidiaries file a consolidated United States income tax return. Certain subsidiaries' operations are also subject to Philippine income taxes. As a result of net operating losses incurred during 1996 and 1995, no provision for taxes on income was recorded.

        The primary differences between the financial statement and tax bases of assets and liabilities at December 31, 1996 and 1995 are as follows:

                                          December 31,
                                      --------------------
                                        1996        1995
                                      --------    --------
Deferred Tax Assets:
  Reserves not currently deductible   $  1,184    $  1,184
  Foreign tax credit carryforwards       7,087       7,192
  Operating loss carryforwards ....      7,465       7,223
  Other assets, net ...............        355         305
                                      --------    --------
Net deferred tax asset ............     16,091      15,904
Valuation allowance ...............    (16,091)    (15,904)
                                      --------    --------
                                      $   ---     $   ---
                                      ========    ========

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
              (in thousands of dollars, unless otherwise indicated)

        Pretax loss is comprised of the following:

                                            Year Ended December 31,
                                          ----------------------------
                                              1996           1995
                                          -------------   ------------
      United States loss                  $       (212)   $      (945)
      Foreign loss (Philippine)                   (147)        (6,010)
                                          =============   ============
                                          $       (359)   $    (6,955)
                                          =============   ============

        A reconciliation between the provision (benefit) for income taxes recognized in the Company's Statements of Operations computed by applying the statutory federal income tax rate and income taxes to pre-tax losses follows:

                                  Year ended December 31,
                                  -----------------------
                                     1996     1995
                                    -----    -------
Income tax (benefit) computed at
 a statutory rate ...............   $ (74)   $  (331)
Philippine taxes (benefit) on
 Philippine subsidiaries ........     (62)    (2,524)
Utilization of NOL carryforward
 and nondeductible foreign losses     (51)     2,700
Increase in valuation allowance .     187        155
                                    -----    -------
   Total ........................    $---       $---
                                    =====    =======

        At December 31, 1996, the Company and its subsidiaries had estimated foreign tax credit ("FTC") carryforwards of approximately $7.1 million for United States tax purposes. The FTC carryforwards, which are subject to certain limitations, expire in 1997.

        As of December 31, 1996, the Company and its subsidiaries had net operating loss ("NOL") carryforwards of approximately $7.5 million for United States income tax purposes, which will expire beginning in 2004 through 2010. These NOL carryforwards are available only to offset the taxable income of the parent Company.

9.      RELATED-PARTY TRANSACTIONS

        A subsidiary of VAALCO loaned funds to certain officers of the Company, and advanced funds to parties related to an officer of a wholly owned subsidiary of the Company, for the purpose of acquiring 3.5% and 10.4%, respectively, of the outstanding common stock of Alcorn Petroleum and Minerals Corporation ("APMC"). Certain officers, directors and stockholders of the Company are also officers, directors and stockholders of APMC. During 1995, an additional 588,000,000 shares of APMC stock was purchased by these persons. The loans and the advances are as follows:

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
              (in thousands of dollars, unless otherwise indicated)

                                                      December 31,
                                                ------------------------
                                                  1996            1995
                                                ---------        -------
                   Advances-related party         $ 1,451        $ 1,451

        The executive officers and directors of the Company own as a group approximately 2% of the common stock of APMC. In addition, an officer of a wholly owned subsidiary of the Company is also an officer and director of APMC and owns approximately 4% of APMC. The Company beneficially owns, either directly or indirectly, an additional approximately 14.6% of the common stock of APMC. In February 1997, all APMC common stock was sold in order to pay debt.

        At any given time, APMC may have a positive or negative balance with the Company in connection with the assigned working interest in Service Contract No. 14, including advances for certain expenses. These balances are settled in the normal course of business. Total amounts due to APMC, as of December 31, 1996 and 1995, amounted to $4 and $200, respectively.

        A subsidiary of the Company has a note receivable from an officer, director and stockholder of the Company which bears interest at 9% per annum and is due in monthly installments through December 1, 2002. The balance of the note was $48 and $54 at December 31, 1996 and 1995, respectively.

        General and administrative expenses for consulting services to companies owned by certain officers or stockholders were $360 for the years ended December 31, 1996 and 1995, of which $360 and $30 is accrued and unpaid at December 31, 1996 and 1995, respectively.

        An officer and director of a company from whom the Company leased certain oil field equipment served as a director of the Company until March 1995. The Company made lease payments on behalf of the consortium to such company in the amount of approximately $2.1 million during the year ended December 31, 1995. No payments were made to this company in 1996.

10.     RETIREMENT PLAN

        In 1988, a subsidiary of the Company operating in the Philippines established a noncontributory defined benefit plan covering substantially all of its employees. The benefits are based on years of service and levels of compensation.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
              (in thousands of dollars, unless otherwise indicated)

        The following table sets forth the plan's funded status and amounts recognized in the consolidated balance sheets as of December 31, 1996 and 1995:

                                                     1996   1995
                                                     ----   ----
Actuarial present value of projected
   benefit obligations:
 Vested benefits .................................   $ --   $ 219
 Effect of projected future compensation levels ..     --     147
                                                     ----   -----
 Projected benefit obligations ...................     --     366
 Less - plan assets at fair value ................     --     582
                                                     ----   -----
 Projected benefit obligations, net of plan assets     --    (216)
Less:
 Unrecognized net (gain) .........................     --    (179)
 Unrecognized net initial obligations ............     --      96
                                                     ====   =====
Net liability on balance sheet ...................   $ --   $(133)
                                                     ====   =====

        Net pension expense for the years ended December 31, 1996 and 1995, included the following components:

                                               1996         1995
                                               -----       ------
Service cost                                   $  --       $   62
Interest cost on projected benefit obligations    --           36
Actual return on assets                           --          (59)
Net amortization and deferral                     --           (4)
                                               ======      =======
Net pension expense                            $  --       $   35
                                               ======      =======

        The discount rate used in 1995 in determining the actuarial present value of the projected obligations is 11% per annum and the rate of increase in compensation levels is 10%. The expected long-term rate of return on assets is 11%.

        As of December 31, 1996, the Company had 25 full time employees, 17 of which were located in the Philippines. The Company is not subject to any collective bargaining agreements and believes its relations with its employees are satisfactory. During 1995 and 1996, approximately 75% of the Company's employees were retired from the Philippines operations office under a severance program. The cost of the severance package was pre-accrued under the pension fund for the Philippine employees. As of December 31, 1996, the retirement plan had been terminated and the Company had no liabilities associated with plan.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
              (in thousands of dollars, unless otherwise indicated)

11.      COMMITMENTS AND CONTINGENCIES

        In July 1995, the Company acquired two blocks offshore Gabon, the Equata block and the Etame block. Both blocks contain previous discoveries that the Company is currently evaluating to determine their commercial viability. The Company and its partners have an obligation to the Government of Gabon to obtain approximately 1,500 line kilometers of seismic data and to drill one well on the Etame block during the three-year term of the license. In November 1996, the Company entered into a letter of intent with a multi-national seismic company which will perform the required seismic surveys and pay a disproportionate 80% of the cost, up to $4.7 million, of the estimated $5.8 million (dry hole cost) commitment well to earn a 65% interest in the concession. The Company and its partners will be responsible for 20% of the cost (35% over $4.7 million) of the commitment well. VAALCO's share of the dry hole cost of the commitment well is estimated to be $0.7 million.

        In December 1996, a member of the Service Contract No. 14 consortium in the Philippines, Oriental Petroleum & Minerals, Inc. ("Oriental"), filed an arbitration case against the other nine members of the consortium. Oriental alleges it is not responsible for certain amounts expended on the West Linapacan "A" Field for which it was placed in default by the consortium in 1995 due to non-payment. Oriental also questions certain provisions of the Joint Operating Agreement. Oriental is seeking $1.0 million from the consortium and to be reinstated into the Service Contract.

        The members of the consortium believe that Oriental's claims are without merit and intend to vigorously defend this action. The consortium has filed a reply to the claim seeking, among other things, $1.5 million in unpaid cash calls plus interest from Oriental and certain damages to be determined by the arbitration panel. Management believes the consortium will prevail in its defenses and has not made any provisions for amounts claimed by Oriental.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
          SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
                                   (unaudited)
              (in thousands of dollars, unless otherwise indicated)

        The following information is being provided as supplemental information in accordance with certain provisions of SFAS No. 69, "Disclosures about Oil and Gas Producing Activities". The Company's reserves are located offshore of the Republic of the Philippines and the Gulf of Mexico. In 1995, the Company also had reserves off the East Coast of India. The following tables set forth costs incurred, capitalized costs, and results of operations relating to oil and natural gas producing activities for each of the periods.

COSTS INCURRED IN OIL AND GAS PROPERTY
  ACQUISITION, EXPLORATION AND DEVELOPMENT
  ACTIVITIES

                                    Year Ended December 31,
                                 ---------------------------
                                     1996            1995
                                 ----------     ------------
Costs incurred during the year:
 Exploration                     $     268       $      489
 Development                            --            1,894
 Acquisition                           746
                                 ----------     ------------
   Total                         $   1,014       $    2,383
                                 ==========     ============

        Exploration and development costs above for 1996 and 1995 include $13 and $221, respectively, related to the Company's India operations. Also included in the above table for 1996 and 1995 are exploration costs of $255 and $246 related to the Company's prospects located offshore Gabon for which no reserves are currently attributable. The acquisition costs in 1996 relate to the Company's interest in the Gulf of Mexico. The remaining 1995 costs are attributable to the Company's Philippine operations.

CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES:

                                   December 31,
                               --------------------
                                 1996       1995
                               --------    --------
Capitalized costs ..........   $ 47,674    $ 46,769
Accumulated depreciation,
 depletion, and amortization    (46,122)    (46,122)
                               --------    --------
Net capitalized costs ......      1,552         647
Future abandonment costs ...     (4,942)     (4,172)
                               --------    --------
                               $ (3,390)   $ (3,525)
                               ========    ========

        Of the above capitalized costs for 1996, $746 are attributable to the Company's newly acquired properties in the Gulf of Mexico, while $297 and $137 are attributable to the Company's Goliad County, Texas properties for 1996 and 1995, respectively. Costs attributable to the Company's Gabon properties are $510 for 1996 and 1995 respectively.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
          SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
                                   (unaudited)
              (in thousands of dollars, unless otherwise indicated)

RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES:

                                         Year Ended December 31,
                                         -----------------------
                                            1996       1995
                                           -------    -------
Crude oil sales ........................   $ 2,732    $ 3,671
Production expenses ....................    (1,735)    (3,556)
Exploration expenses ...................      (268)      (489)
Depreciation, depletion and amortization      --       (4,312)
                                           -------    -------
Net income from oil
 producing activities (excluding
 interest expense and general and
 administrative expenses) ..............   $   729    $(4,686)
                                           =======    =======

Proved Reserves

        The following tables set forth the net proved reserves of VAALCO Energy, Inc. (which excludes the interests of the Philippine government and the other consortium members) as of December 31, 1996 and 1995, and the changes therein during the periods then ended.

                                              Oil (MBbls)  Gas (Mmcf)
                                              ----------   ----------
PROVED RESERVES:
BALANCE AT DECEMBER 31, 1994 ...............    1,033         --
 Production ................................     (317)        --
 Discoveries, extensions and other additions    4,647         --
 Revisions .................................     (515)        --
                                               ------        -----
BALANCE AT DECEMBER 31, 1995 ...............    4,848         --
                                               ------        -----
 Production ................................      (60)        --
 Discoveries, extensions and other additions     --          1,094
 Sales of reserves in place ................   (4,647)        --
 Revisions .................................       74         --
                                               ------        -----
BALANCE AT DECEMBER 31, 1996 ...............      215        1,094
                                               ======        =====

        In April 1996, the Company sold substantially all of its proved undeveloped reserves.

        Production volumes are based on crude oil sales. Crude oil inventory was -0- and 95,402 barrels at December 31, 1996 and 1995, respectively.

    PROVED DEVELOPED RESERVES        Oil (MBbls)           Gas (MMcf)
                                   ----------------     -----------------
Balance at December 31, 1994           580                     --
Balance at December 31, 1995           201                     --
Balance at December 31, 1996           215                   1,094

        All of the Company's Proved Developed Reserves are located offshore the Republic of the Philippines and the Gulf of Mexico.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
          SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
                                   (unaudited)
              (in thousands of dollars, unless otherwise indicated)

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH
  FLOWS RELATING TO PROVED OIL RESERVES

        The information that follows has been developed pursuant to procedures prescribed by SFAS No. 69 and utilizes reserve and production data estimated by independent petroleum consultants. The information may be useful for certain comparison purposes, but should not be solely relied upon in evaluating VAALCO Energy, Inc. or its performance.

        The future cash flows are based on sales prices and costs in existence at the dates of the projections, excluding the interests of the Philippine government and the other consortium members. Future production costs do not include overhead charges allowed under joint operating agreements or headquarters general and administrative overhead expenses. Future development costs include amounts accrued attributable to future abandonment. Abandonment costs are expected to be incurred for the Philippine operations in the years 2002 - 2003 when the last producing well is estimated to become uneconomical to operate. Abandonment costs for the Gulf of Mexico includes such costs for 8 platforms over a three to nine year period. The standardized measure of discounted cash flows for 1996 do not include the costs of abandoning the Company's non-producing properties.

                                         Philippines        Gulf of Mexico          Total
                                      ------------------    ----------------   ------------------
                                          December 31,        December 31,       December 31,
                                      ------------------    ----------------   ------------------
                                       1996       1995       1996      1995     1996       1995
                                      -------    -------    -------    -----   -------    -------
Future cash inflows ...............   $ 2,363    $ 1,612    $ 4,251    $--     $ 6,114    $ 1,612
Future production costs ...........    (1,023)    (1,191)    (1,122)    --      (2,145)    (1,191)
Future development costs ..........    (1,000)    (4,173)      (673)    --      (1,673)    (4,173)
Future income tax expense .........      --         --         --       --        --         --
                                      -------    -------    -------    -----   -------    -------
Future net cash flows .............       340     (3,752)     2,456     --       2,796     (3,752)
Discount to present value
 at 10% annual rate ...............       126      2,447        (84)    --       -(42)      2,447
                                      -------    -------    -------    -----   -------    -------
Standardized measure of
 discounted future net cash flows $       466    $(1,305)   $ 2,372    $--     $ 2,838    $(1,305)
                                      =======    =======    =======    =====   =======    =======

Future development costs at December 31, 1996 and 1995 includes $1.7 and $4.2 million for future abandonment costs which has been accrued by the Company. Due to the availability of net operating loss carryforwards, there are no future income tax expenses attributable to the Company's reserves. Discounted Future Net Cash Flows as of December 31, 1995 of $9,752 relating to the Company's interest in India have been excluded as these interests were sold in 1996.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
          SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
                                   (unaudited)
              (in thousands of dollars, unless otherwise indicated)

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS:

        The following table sets forth the changes in standardized measure of discounted future net cash flows as follows:

                                                   Philippines         Gulf of Mexico         Total
                                                ------------------    ----------------   -----------------
                                                    December 31,        December 31,       December 31,
                                                ------------------    ----------------   -----------------
                                                 1996       1995       1996     1995       1996      1995
                                                -------    -------    ------   -------   -------    -------
BALANCE AT BEGINNING OF PERIOD ..............   $(1,305)   $   510    $ --     $  --     $(1,305)   $   510
Sales of oil produce, net of production costs      (997)      (115)     --        --        (997)      (115)
Net changes in prices and production costs ..       929     (4,711)     --        --         929     (4,711)
Revisions of previous quantity estimates ....       454       (480)     --        --         454        480
Purchase of reserves in place, net of taxes .      --         --       2,372      --       2,372       --
Changes in estimated future development costs     1,045      1,351      --        --       1,045      1,351
Development costs incurred during the period       --        1,813      --        --        --        1,813
Accretion of discount .......................      (140)        51      --        --        (140)        51
Net change in income taxes ..................      --         --        --        --        --         --
Change in production rates (timing) and other       480        276      --        --         480        276
                                                -------    -------    ------   -------   -------    -------
BALANCE AT END OF PERIOD ....................   $   466    $(1,305)   $2,372   $  --     $ 2,838    $(1,305)
                                                =======    =======    ======   =======   =======    =======

        Discounted future net cash flows as of December 31, 1995 of $9,752 relating to the Company's interests in India have been excluded as those interests were sold during 1996.

        There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the Company. Reserve engineering is a subjective process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. The quantities of oil and natural gas that are ultimately recovered, production and operating costs, the amount and timing of future development expenditures and future oil and natural gas sales prices may all differ from those assumed in these estimates. The standardized measure of discounted future net cash flow should not be construed as the current market value of the estimated oil and natural gas reserves attributable to the Company's properties. The information set forth in the foregoing tables includes revisions for certain reserve estimates attributable to proved properties included in the preceding year's estimates. Such revisions are the result of additional information from subsequent completions and production history from the properties involved or the result of a decrease (or increase) in the projected economic life of such properties resulting from changes in product prices. Moreover, crude oil amounts shown are recoverable under the service contracts and the reserves in place remain the property of the Philippine government.

        In accordance with the guidelines of the U.S. Securities and Exchange Commission, the Company's estimates of future net cash flow from the Company's properties and the present value thereof are made using oil and natural gas contract prices in effect as of year end and are held constant throughout the life of the properties except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. The contract

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
          SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
                                   (unaudited)
              (in thousands of dollars, unless otherwise indicated)

price as of December 31, 1996 was $11.00 per Bbl for oil and $3.89 per Mcf for gas. The contract price as of December 31, 1995 was $8.00 and $20.59 per Bbl of crude oil for the Philippine reserves and Indian reserves, which have subsequently been sold, respectively.

        Under the laws of the Republic of the Philippines, the Philippine government is the owner of all oil and gas mineral rights. However, pursuant to The Oil Exploration and Development Act of 1972, the Philippine government, acting through its Office of Energy Affairs (formerly, the Petroleum Board), may enter into service contracts under which contractors will be granted exclusive rights to perform exploration, drilling, production and other "petroleum operations" in a contract area. Further, such Act vested the Ministry of Energy with regulatory powers over business activities relating to the exploration, exploitation, development and extraction of energy resources.

        Pursuant to the service contracts, the Philippine government receives an allocation of the production from the contract area instead of a royalty. Under the service contracts, the Philippine government does not take actual delivery of its allocated production. Instead, the Company has been authorized to sell the Philippine government's share of production and remit the proceeds to the Philippine government. Under this production sharing scheme, the consortium is permitted a Filipino Participation Incentive Allowance ("FPIA") and a deduction to recover certain costs expended on the development of the contract area of up to 60% of gross revenues from the contract area. The FPIA, a deduction equivalent to 7 1/2% of project gross revenue, is allowed when Filipino ownership participation in the consortium equals or exceeds 15%, which is the case for Service Contract No. 14. The consortium also receives a production allowance of approximately 50% of the balance of the oil after deducting FPIA and cost recovery oil. The remaining oil is shared 40% by the consortium and 60% by the Philippine government. Under this scheme, the consortium currently receives approximately 90.3% of the oil produced and the Philippine government receives approximately 9.7%. Because the cost recovery account contains over $200 million, the Company anticipates receiving the maximum 60% of cost oil during the life of the Nido and Matinloc reserves.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT.

        The following table sets forth certain information with respect to the directors and executive officers of the Company. All officers are elected for an indefinite term and serve at the pleasure of the Board of Directors.

         Name            Age         Position with the Company
----------------------  ----  --------------------------------------------------
Charles W. Alcorn, Jr.   69   Chief Executive Officer and Chairman of the Board

Virgil A. Walston, Jr.   63   Chief  Operating  Officer  and Vice  Chairman  of
                                the Board
W. Russell Scheirman     41   President, Chief Financial Officer and Director
William E. Pritchard
III                      39   Vice President and General Counsel
Arne R. Nielsen          71   Director

        Pursuant to the Company's Certificate of Incorporation, as amended (the "Certificate of Incorporation"), the Board of Directors is divided into three classes that are elected for staggered three-year terms. Class I, comprised of Messrs. Nielsen and Scheirman, holds office for a term expiring at the annual meeting of stockholders to be held in 1997; Class II, comprised of Mr. Walston, holds office for a term expiring at the annual meeting of stockholders to be held in 1998; and Class III, comprised of Mr. Alcorn, holds office for a term expiring at the annual meeting of stockholders to be held in 1999.

        Mr. Alcorn has been employed as Chief Executive Officer and Chairman of the Board of the Company since March 1989. From August 1985 until December 1992, he served as Chief Executive Officer and Chairman of the Board of Alcorn. Prior to that and until June 1990, he served as Chief Executive Officer of Alcorn Well Service, Inc., an oil well workover and servicing company.

        Mr. Walston has been employed as Chief Operating Officer and Vice Chairman of the Board of the Company since March 1989. From February 1991 to July 1992, he also served as the Company's President. From August 1985 to December 1992, he served as President of Alcorn. Prior to August 1985, he served as Manager of Middle East/Far East Operations for Occidental Exploration and Production Company, a California-based major integrated oil and gas company.

        Mr. Scheirman has been employed as President of the Company since July 1992 and as Chief Financial Officer since March 1991. He has served as a director of the Company since March 1991. From March 1991 to July 1992, he served as Executive Vice President of the Company. From October 1989 to March 1991, he was an energy consultant with McKinsey & Company, Inc., a management consulting firm. He served as a director of Alcorn from July 1985 to June 1986 and as Vice President of Production of Alcorn from November 1985 until June 1986. From July 1984 to October 1989, he served as an energy investment banker with Copeland, Wickersham, Wiley & Co., an investment banking firm. Prior to that he was employed by Exxon Company, U.S.A., a major integrated oil and gas company.

        Mr. Pritchard has been employed as Vice President and General Counsel of VAALCO Energy, Inc. since September 1996. From 1994 to 1996, he was an oil and gas Lawyer, partner and chairman of the oil and gas team for Adams and Reese, R.L.L.P. From 1990 to 1994, he was an oil and gas lawyer with Lyons, Pipes & Cook, L.L.C. Prior to that, he was a petroleum geologist for Marathon Oil Company.

        Mr. Nielsen has served as a director of the Company since March 1989. He has served as the Chairman of the Board of Poco Petroleum, Ltd., a Canadian oil and gas company, since February 1992 and served as President and Chief Executive Officer of such company from February 1992 to September 1992. From June 1990 to February 1992, he served as President and Chief Executive Officer of Bowtex Energy Corp., an oil and gas exploration and production company. From January 1989 to June 1990, he was an oil and gas consultant. From January 1986 to January 1989, he served as Chairman and Chief Executive Officer of Canadian Superior Oil Ltd., a Canadian oil and gas company and subsidiary of Mobil Oil Corporation.

        Mr. Alcorn is married to Mr. Walston's sister.

        Mr. Nielsen serves on the Company's Audit Committee. No Audit Committee meetings were held with the Company's accountants in 1995 or 1996.

        The Company has employment agreements with each of Messrs. Alcorn, Walston, Scheirman and Pritchard and consulting agreements with companies controlled by Messrs. Alcorn and Walston. See "Certain Relationships and Related Transactions".

ITEM 10. EXECUTIVE COMPENSATION

CASH COMPENSATION

        The following table sets forth all compensation, for each executive officer of the Company and for all executive officers of the Company as a group, including salaries, fees, bonuses and deferred compensation, paid or accrued for the account of such persons for services rendered in all capacities during the year ended December 31, 1996. The Company does not maintain any benefit plans or pension plans for the persons named below or any other employees of the Company domiciled in the United States.

                           SUMMARY COMPENSATION TABLE

                                                                                       LONG TERM COMPENSATION
                                                                           ------------------------------------------
                                          ANNUAL COMPENSATION                   AWARDS              PAYOUTS
                                        -------------------------      -----------------------    ------------
          (a)                  (b)       (c)      (d)        (e)          (f)          (g)            (h)            (i)
                                                         OTHER ANNUAL  RESTRICTED    OPTIONS/
        NAME AND                                         COMPENSATION    STOCK       WARRANTS/                     ALL OTHER
   PRINCIPAL POSITION          YEAR    SALARY     BONUS       (1)        AWARDS      SAR'S (#)    LTIP PAYOUTS   COMPENSATION
-------------------------      ----   --------   -------   --------     --------     ---------    ------------   ------------
Charles W. Alcorn, Jr ......   1996   $ 96,000   $     0   $180,000           0                          0
Chief Executive  Officer & .   1995     96,000         0    180,000           0                          0
Chairman of the Board ......   1994     96,000         0    180,000           0                          0

Virgil A. Walston, Jr ......   1996   $ 96,000   $     0   $180,000           0                          0
Chief Operating Officer & ..   1995     96,000         0    180,000           0                          0
Vice Chairman of the Board .   1994     96,000         0    180,000           0                          0

                                                                                                         0
W. Russell Scheirman .......   1996    160,000         0          0                 1,000,000            0
President & ................   1995    160,000         0          0           0                          0
Chief Financial Officer ....   1994    160,000    25,000          0           0       150,000            0
                                                                                                         0
William E. Pritchard III (2)   1996   $ 53,333         0          0           0                          0
Vice  President & ..........   1995          0         0          0           0
General Counsel ............   1994          0         0          0           0     1,000,000            0

---------------
(1) Payments made to companies controlled by the individual under consulting agreements.
(2)     Mr. Pritchard became an employee of the Company in September 1996.

COMPENSATION OF DIRECTORS

        The Company's directors receive no direct compensation for services as a director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth information with respect to the ownership of shares of the Company's Common Stock and the Company's 10% Cumulative Preferred Stock, ("Preferred Stock"), as of February 28, 1997 by (i) each director of the Company, (ii) all executive officers and directors of the Company as a group and (iii) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock or Preferred Stock. To the Company's knowledge, the persons indicated below have sole voting and investment power with respect to the shares indicated as owned by them, except as otherwise stated. Holders of the Common Stock are entitled to one vote on all matters to be considered by the stockholders for each share held. Holders of Preferred Stock have limited voting rights.




 Name and Address           Amount and Nature       Percent
of Beneficial Owner      of Beneficial Ownership    of Class
---------------------    -----------------------    --------

Charles W. Alcorn, Jr.        3,040,500               27.8%
100 Magruder Dr.
Victoria, Texas 77904

Virgil A. Walston, Jr.        3,150,950 (1)           28.9% (1)
Route 1, Box 119 A
Moulton, Texas 77975

W. Russell Scheirman          1,075,000 (2)            9.8%
4600 Post Oak Place
Suite 309
Houston, TX 77027

William E. Pritchard III      1,000,000 (3)            9.2%
4600 Post Oak Place
Suite 309
Houston, TX 77027

Arne R. Nielsen                    -----              -----


Common Stock owned by all     8,266,450 (1)(2)(3)     75.7% (1)(2)(3)
directors and executive
officers as a group (four
persons)

PREFERRED STOCK

Charles W. Alcorn, Jr.           45,000               50%
100 Magruder Dr.
Victoria, Texas 77904

Virgil A. Walston, Jr.           45,000               50%
Route 1, Box 119 A
Moulton, Texas 77975
-----------
(1) Includes 148,700 shares of Common Stock owned by Mr. Walston's sons as to which Mr. Walston disclaims beneficial ownership.
(2)     Includes 1,075,000 shares issuable on the exercise of options.

(3)     Includes 1,000,000 shares issuable on the exercise of warrants.

        As indicated above, management of the Company currently beneficially owns approximately 75.7% of the outstanding shares of the Common Stock, and all of the outstanding shares of the Preferred Stock, and such stockholders have the ability to elect all of the Company's directors and to control most corporate actions.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The executive officers and directors of the Company own as a group approximately 2.0% of the common stock of APMC as described below. Messrs. Walston, Alcorn and Scheirman serve as officers and directors of APMC. Additionally, an officer of Alcorn (Production) Philippines Inc. ("APPI"), a wholly owned subsidiary of the Company, is also an officer, director and approximately 4% stockholder of APMC.

                                                     % of APMC Common
                                                        Stock Owned
                                                   ----------------------

C.W. Alcorn, Jr.                                           0.6
V.A. Walston, Jr.                                          1.3
                                                           =====
Total all company officers                                 1.9
                                                           =====

        The Company beneficially owns, either directly or indirectly, an additional approximately 14.6% of the common stock of APMC. In February 1997, the Company sold all of its APMC stock.

        In December 1991, APMC purchased from the Company a 2.4% undivided working interest in Service Contract No. 14 for $1,920,000 in cash and the incurrence by APMC of $1,150,000 of future development costs otherwise attributable to the Company's working interest. The purchase price for the working interest was determined through negotiations between the Company and APMC. Such transaction increased the total working interest owned by APMC to 7.4%. APMC acquired a 5% undivided working interest in a portion of Blocks B and C of Service Contract No. 14 in 1988 by participating in the North Matinloc discovery well and the long-term production test of the Galoc field.

        As of December 31, 1996, the Company owed APMC approximately $4,000. The average amount due to APMC during such period was approximately $15,000. The largest amount outstanding in 1996 was approximately $81,000. The cash calls were made by the Company's subsidiary, APPI, to all consortium members in the normal course of business under the operating agreement for Service Contract No. 14 to fund the development and operating costs of the West Linapacan "A" field. From time to time all consortium members including APMC have positive or negative balances with the Company in connection with operations. APMC's balances are settled in the normal course of business as with other consortium members.

        In 1987, the Company loaned Mr. Walston approximately $90,000 to purchase a townhouse. The note is amortized in monthly installments through December 1, 2002, with interest at 9% per annum. The payments on the note were current as of December 31, 1995. As of December 31, 1996 and 1995, the balance of the note was approximately $48,000 and $59,000, respectively.

        In connection with Alcorn International, Inc. becoming a wholly owned subsidiary of the Company, as of March 31, 1990, the Company purchased an aggregate of approximately 14.7% of the outstanding shares of Alcorn International, Inc. from Messrs. Alcorn and Walston. The total purchase price was $2.25 million and was satisfied by the issuance of an aggregate of 90,000 shares of Preferred Stock. The purchase price was determined based upon the Company's book value of its interest in Alcorn International, Inc..

        From March 1, 1992 through February 29, 1998, the Company is a party to an Employment Agreement with each of Messrs. Alcorn and Walston. Each Employment Agreement provides for an annual salary of $96,000 and the use of a motor vehicle at the Company's expense.

        In addition, the Company is a party to a Consulting Agreement from February 15, 1988 through February 28, 1998 with Alcorn Production Company. Mr. Alcorn owns all of the capital stock of Alcorn Production Company. Under the Consulting Agreement, the Company was required to pay Alcorn Production Company $180,000 per year.

        The Company was also party to a Consulting Agreement with V.A. Walston & Associates, Inc., which is wholly owned by Mr. Walston. The terms of such agreement were substantially identical to that of the Consulting Agreement with Alcorn Production Company described above.

        The Employment Agreements and the Consulting Agreements permit Messrs. Alcorn and Walston to engage in the business of exploring for, producing and selling petroleum in any part of the world in addition to their services for the Company, as long as such outside activities do not materially detract from their ability to discharge their responsibilities under their respective agreements. Both Mr. Alcorn and Mr. Walston are engaged in oil and gas related activities outside of their relationship with the Company, including owning interests in oil and gas properties in the U.S. that are not affiliated with the operations of the Company.

       From March 15, 1993 through March 14, 1998, the Company is a party to an Employment Agreement with Mr. Scheirman which provides for annual compensation of $160,000. Mr. Scheirman was granted options to purchase 75,000 shares of Common Stock of the Company, and was also granted 75,000 SARs all at an exercise price of $10.25 per share. One-third of such options and SARs vested at the end of each of the first three years of the contract term, and are exercisable for five years from the date of vesting. In 1996 additional options were granted to Mr. Scheirman for 1,000,000 shares of the Common Stock of the Company at exercise prices of $0.375 per share for 400,000 shares, $0.50 for 300,000 shares and $1.00 for 300,000 shares. The options vest over a term of three years and may be exercised for five years from the vesting date. As of December 31, 1996, Mr. Scheirman had vested options to purchase in 200,000 shares at $0.375 per share. None of the options had been exercised as of December 31, 1996.

       From September 1, 1996 through September 1, 1997, the Company is a party to an Employment Agreement with Mr. Pritchard which provides for annual compensation of $160,000. Mr. Pritchard has been granted 1,000,000 warrants to purchase shares of the Company's Common Stock. The warrants are for a term of five years and will consist of the right to purchase 250,000 shares of Common Stock at an exercise price of $0.50 per share, 250,000 shares of Common Stock at an exercise price of $2.50 per share, 250,000 shares of Common Stock at an exercise price of $5.00 per share, and 250,000 shares of Common Stock at an exercise price of $7.50 per share. The warrants were completely vested at December 31, 1996. None of the warrants had been exercised as of December 31, 1996.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

3.1a    Certificate of Incorporation of the Company, as amended.
3.2a    Bylaws of the Company, as amended.
4.1a Certificate of Designation of 10% Cumulative Preferred Stock, Series A (contained in Exhibit 3.1 hereto).
10.1a Service Contract No. 6, dated September 1, 1973, among the Petroleum Board of the Republic of the Philippines and Mosbacher Philippines Corporation, ET AL, as amended.
10.2a Operating Agreement, dated January 1, 1975, among Mosbacher Philippines Corporation, Husky (Philippines) Oil, Inc. and Amoco Philippines Petroleum Company.
10.3a Service Contract No. 14, dated December 17, 1975, among the Petroleum Board of the Republic of the Philippines and Philippines--Cities Service, Inc., ET AL, as amended.
10.4a Operating Agreement, dated July 17, 1975, among Philippines-Cities Service, Inc., Husky (Philippines) Oil, Inc., Oriental Petroleum and Minerals Corporation, Philippines-Overseas Drilling & Oil Development Corporation, Basic Petroleum and Minerals, Inc., Landoil Resources Corporation, Westrans Petroleum, Inc. and Philippine National Oil Company, as amended.
10.5a Production Sharing Agreement for Petroleum Exploration, Development and Production in Belize, dated September 1, 1992, between the Government of Belize and Exeter Oil and Gas, Ltd.
10.6a West Linapacan Trustee and Paying Agent Agreement, dated June 17, 1992, between Bankers Trust Company and Alcorn (Production) Philippines Inc.
10.7a Memorandum of Understanding, dated April 2, 1979, among the Bureau of Energy Development of the Republic of the Philippines and Philippines--Cities Service, Inc., ET AL.
10.8a+ Employment Agreement between the Company and Charles W. Alcorn, Jr. dated March 1, 1992.
10.9a*+ Employment Agreement between the Company and Virgil A. Walston, Jr.
        dated March 1, 1992.
10.10+ Employment Agreement between the Company and W. Russell Scheirman dated March 15, 1993.
10.11a+ Consulting Agreement between the Company and Alcorn Production Company dated February 15, 1988, as amended.
10.12a+ Consulting Agreement between the Company and V.A. Walston & Associates,
        Inc. dated February 15, 1988, as amended.
10.13a Indemnity Agreement entered into among the Company and certain of its officers and directors listed therein.
10.14b Production Sharing Contract, dated December 30, 1994, between The Government of India and Oil & Natural Gas Corporation LTD. and VAALCO Energy, Inc., Hindustan Oil Exploration Company Limited and TATA Petrodyne Private Limited.

10.15b Letter Agreement, dated October 3, 1994, between VAALCO Energy, Inc. and Allegro Investments, Inc.
10.16b Stock Purchase Warrant to Purchase Shares of Common Stock of VAALCO Energy, Inc., dated October 3, 1994, between VAALCO Energy, Inc. and Allegro Investments, Inc.
10.17b Stock Purchase Warrant to Purchase Shares of Common Stock of VAALCO Energy, Inc., dated October 3, 1994, between VAALCO Energy, Inc. and Allegro Investments, Inc.
10.18b Stock Purchase Warrant to Purchase Shares of Common Stock of VAALCO Energy, Inc., dated October 3, 1994, between VAALCO Energy, Inc. and Allegro Investments, Inc.
10.19c Exploration and Production Sharing contract between the Republic of Gabon and VAALCO Gabon (Equata), Inc. dated July 7, 1995.
10.20c Exploration and Production Sharing contract between the Republic of Gabon and VAALCO Gabon (Etame), Inc. dated July 7, 1995.
10.21c Deed of Assignment and Assumption between VAALCO Gabon (Etame), Inc., VAALCO Energy (Gabon), Inc. and Petrofields Exploration & Development Co., Inc. dated September 28, 1995.
10.22c Deed of Assignment and Assumption between VAALCO Gabon (Equata), Inc., VAALCO Production (Gabon), Inc. and Petrofields Exploration & Development Co., Inc. dated September 8, 1995.
10.23d Letter Agreement dated February 13, 1996 between VAALCO Energy, Inc. and Hardy Oil & Gas (UK) Limited.
10.24e Rescheduling Agreement dated August 14, 1995 between Alcorn Philippines, Inc. and Nissho Iwai Europe Plc.
10.25 Letter of Intent for Etame Block, Offshore Gabon dated January 22, 1997 between the Company and Western Atlas International, Inc.
10.26 Farm In Agreement for Service Contract No. 14 Offshore Palawan Island, Philippines dated September 24, 1996 between the Company and SOCDET Production PTY, Ltd.
10.27 Letter Agreement between the Company and Northstar Interests LLC. dated December 5, 1996.
10.28 Production and Delivery Agreement between the Company and Tenneco Ventures Finance Corporation dated December 11, 1996.
10.29 Conveyance of Production Payment Agreement between the Company and Tenneco Ventures Finance Corporation dated December 11, 1996.
10.30 Employment Agreement between the Company and William E. Pritchard III dated September 1, 1996.
21.1a   List of subsidiaries.
------------
(a) Filed as an exhibit to the Company's Form 10 (File No. 0-20928) filed on December 3, 1992, as amended by Amendment No. 1 on Form 8 on January 7, 1993, and by Amendment No. 2 on Form 8 on January 25, 1993, and hereby incorporated by reference herein.

(b) Filed as an exhibit to the Company's Form 10-KSB for the year ended December 31, 1994.

(c) Filed as an exhibit to the Company's Form 10-QSB for the quarterly period ended September 30, 1995.

(d) Filed as an exhibit to the Company's Form 10-QSB for the quarterly period ended March 31, 1996

(e) Filed as an exhibit to the Company's Form 10-QSB for the quarterly period ended September 30, 1996.

+ Management contract or compensatory plan or arrangement required to be filed pursuant to Item 13 of Form 10-KSB.

    (b) Reports on Form 8-K.
          None.

                                   SIGNATURES

        IN ACCORDANCE WITH SECTION 13 OR 15(D) OF THE EXCHANGE ACT, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

VAALCO ENERGY, INC.
(Registrant)

By  /s/ W. RUSSELL SCHEIRMAN
        W. RUSSELL SCHEIRMAN, PRESIDENT,
        CHIEF FINANCIAL OFFICER AND DIRECTOR

Dated April 2, 1997

        IN ACCORDANCE WITH THE EXCHANGE ACT, THIS REPORT HAS BEEN SIGNED BELOW ON THE 29TH DAY OF MARCH, BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED.

           SIGNATURE                                  TITLE
----------------------------------      ---------------------------------------
By: /s/ CHARLES W. ALCORN, JR.          Chairman of the Board, Chief Executive
        Charles W. Alcorn, Jr.               Officer and Director (Principal

                                                 Executive Officer)
By: /s/ VIRGIL A. WALSTON, JR.             Vice Chairman of the Board, Chief
        Virgil A. Walston, Jr.              Operating Officer and Director

By: /s/ W. RUSSELL SCHEIRMAN             President, Chief Financial Officer and
        W. Russell Scheirman             Director (Principal Financial Officer
                                          and Principal Accounting Officer)

By: /s/ WILLIAM E. PRITCHARD III        Vice President and General Counsel
        William E. Pritchard III

By:                                                   Director
    ---------------------------------
       Arne R. Nielsen