Form 10KSB
period 1997-03-31
VAALCO ENERGY INC /DE/
filed 1997-05-15
CIK 894627

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------
                                   FORM 10-QSB
                                   (Mark One)
     |X|       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
                        FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes [ ]   No [X]

        As of May 12, 1997, there were outstanding 8,865,469 shares of Common Stock, $.10 par value per share, of the registrant.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION


CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets
   March 31, 1997  (unaudited) and December 31, 1996...................3
Statements of Consolidated Operations (unaudited)
   Three months ended March 31, 1997 and 1996..........................4
Statements of Consolidated Cash Flows (unaudited)
   Three months ended March 31, 1997 and 1996..........................5
Notes to Consolidated Financial Statements.............................6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS.................................8

PART II.  OTHER INFORMATION...........................................12

                          PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS OF DOLLARS, EXCEPT PAR VALUE AMOUNTS)

                                                       MARCH 31,    December 31,

                                                         1997           1996
                                                      --------        --------
                                                      (UNAUDITED)
ASSETS
CURRENT ASSETS:
  Cash and equivalents .............................. $  1,739      $  1,055
  Advances - related party ..........................     --           1,916
  Marketable securities - related party .............     --             777
  Receivables:
    Trade ...........................................      298           103
    Accounts with partners ..........................      186           190
    Other ...........................................    1,387         1,177
  Materials and supplies ............................      393           387
  Prepaid expenses and other ........................       46             9
                                                      --------      --------
    Total current assets ............................    4,049         5,614
                                                      --------      --------

PROPERTY AND EQUIPMENT-SUCCESSFUL EFFORTS METHOD
  Wells, platforms and other production facilities ..   46,770        46,866
  Undeveloped acreage ...............................      826           808
  Equipment and other ...............................      427           342
                                                      --------      --------
                                                        48,023        48,016
Accumulated depreciation, depletion
    and amortization ................................  (46,417)      (46,383)
                                                      --------      --------
    Net property and equipment ......................    1,606         1,633
                                                      --------      --------

OTHER ASSETS:
  Other long-term assets ............................      133           119
  Funds in escrow ...................................      370           370
                                                      --------      --------
TOTAL ............................................... $  6,158      $  7,736
                                                      ========      ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable .................................. $  1,669      $  1,862
  Accrued liabilities ...............................    1,150         1,280
  Current portion of debt obligations ...............      373         3,918
                                                      --------      --------
    Total current liabilities .......................    3,192         7,060
                                                      --------      --------

FUTURE ABANDONMENT COSTS ............................    4,942         4,942
OTHER LONG TERM LIABILITIES .........................     --           1,000
                                                      --------      --------
  Total liabilities .................................    8,134        13,002
                                                      --------      --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Preferred stock, $25 par value, 10%
    cumulative dividend .............................
    500,000 authorized shares; 90,000 shares
    issued and outstanding ..........................    2,250         2,250
  Common stock, $.10 par value, 15,000,000
    authorized shares; 8,870,864 shares issued
    of which 5,395 are in the treasury ..............      887           887
  Additional paid-in capital ........................   11,262        11,401
  Accumulated deficit ...............................  (16,362)      (19,707)
Net unrealized loss on non-current
  marketable securities .............................     --             (84)
  Less treasury stock, at cost ......................      (13)          (13)
                                                      --------      --------
    Total stockholders' deficit .....................   (1,976)       (5,266)
                                                      --------      --------

TOTAL ............................................... $  6,158      $  7,736
                                                      ========      ========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                   (Unaudited)
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         1997            1996
                                                    -----------     -----------

REVENUES:
  Crude oil and gas sales ......................    $       895     $     1,871
  Gain on sale of assets .......................          3,331            --
    Total revenues .............................          4,226           1,871

OPERATING COSTS AND EXPENSES:
  Production expenses ..........................            357           1,222
  Exploration costs ............................             45              76
  Depreciation, depletion and amortization .....             34             595
  General and administrative expenses ..........            517             544
                                                    -----------     -----------
    Total operating costs ......................            953           2,437
                                                    -----------     -----------

OPERATING INCOME (LOSS) ........................          3,273            (566)

OTHER INCOME (EXPENSES):
  Interest income ..............................              2              49
  Interest expense and financing charges .......            (97)            (80)
  Other, net ...................................             84             (36)
                                                    -----------     -----------
    Total other expense ........................            (11)            (67)
                                                    -----------     -----------

NET INCOME (LOSS) ..............................          3,262            (633)

Preferred dividends ............................            (56)            (56)
                                                    -----------     -----------

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
  STOCKHOLDERS .................................    $     3,206     $      (689)
                                                    ===========     ===========

LOSS  PER COMMON SHARE .........................    $      0.36     $     (0.08)
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
                                                    ===========     ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)

                                                              Three Months Ended
                                                                    March 31,
                                                             -------------------
                                                                1997       1996
                                                              -------     -----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss) ........................................    $ 3,262     $(633)
Adjustments to reconcile net income (loss) to net
    Cash provided by operating activities:
    Depreciation, depletion and amortization .............         34       595
    Exploration costs ....................................         46        76
    Gain on sale of assets ...............................     (3,331)     --
Change in assets and liabilities that
    provided (used) cash:
    Accounts with partners ...............................       (284)     (408)
    Trade receivables ....................................       (195)      (72)
    Other receivables ....................................       (211)     (156)
    Crude oil inventory ..................................       --         951
    Prepaid expenses and other ...........................        (38)       14
    Accounts payable .....................................        352      (394)
    Accrued liabilities ..................................       (315)     (155)
    Other (net) ..........................................        (53)       89
                                                              -------     -----
      Net cash used in operating activities ..............       (733)      (93)
                                                              -------     -----

CASH FLOWS FROM INVESTING ACTIVITIES:

Exploration costs ........................................        (46)      (76)
Additions to property and equipment ......................        (87)     (151)
Proceeds from sale of assets .............................      4,672      --
Other (net) ..............................................       --          (4)
                                                              -------     -----
      Net cash provided by (used in)
      in investing activities ............................      4,539      (231)
                                                              -------     -----

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of debt obligations ..............................     (4,545)     --
Advances from related parties (net) ......................      1,423         2
                                                              -------     -----
      Net cash provided by (used in)
      financing activities ...............................     (3,122)        2
                                                              -------     -----

NET CHANGE IN CASH AND EQUIVALENTS .......................        684      (322)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD ..............      1,055       701
                                                              -------     -----

CASH AND EQUIVALENTS AT END OF PERIOD ....................    $ 1,739     $ 379
                                                              =======     =====

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Depletion costs previously capitalized
    in crude oil inventory                                        ---      $533
    Net cash paid for interest and
    financing charges                                            $142      $---
                                                              =======     =====

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                   (UNAUDITED)

1.      UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

        The consolidated financial statements of VAALCO Energy, Inc. and Subsidiaries (collectively, "VAALCO" or the "Company"), included herein are unaudited, but include all adjustments which the Company deems necessary for a fair presentation of its financial position and results of operations for the interim period. Such results are not necessarily indicative of results to be expected for the full year. The Balance Sheet at December 31, 1996 has been taken from the audited financial statements at that date. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1996.


            CURRENT DEVELOPMENTS

        During the First Quarter of 1997, the Company completed the restructuring of its international assets. Certain marketable securities held by the Company in Alcorn Petroleum and Minerals Corporation, a publicly listed Philippines company were sold for a gain of $0.7 million. Proceeds of $3.4 million were used to retire debt. In addition, the Company sold the balance of its assets in India, consisting of a 4% net profit interest in the PY-3 Field, and a 20 percent working interest in the Gulf of Cambay Block CB-OS/1. The assets, were sold to Hardy Oil & Gas (U.K.) Ltd. for a gain of $2.5 million.

        In the Philippines, the Company announced a farmout in the fourth quarter of 1996 which will result in a $7 million 3-D seismic survey program over acreage held by the Company. Seismic acquisition commenced in February 1997.

        In Gabon, the Company completed the documentation associated with the previously announced letter of intent with Western Atlas Afrique, Ltd. for acquisition of seismic and drilling of a well on the Etame Contract. The formal participation agreement for the farm-in was executed on April 4, 1997.

        Details of both the Philippines and the Gabon farm-ins can be found in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

3.      DEBT OBLIGATIONS

        The Company was guarantor of a note issued by its Philippines subsidiaries to borrow $6 million in 1993. At year end 1996, the note had a balance of $3.3 million principal plus $0.2 million accrued interest. In February 1997, in connection with the sale of the marketable securities of Alcorn Petroleum and Minerals Corporation, the Company repaid $3.4 million of the total $3.5 million owed. The balance was paid in April 1997.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                   (UNAUDITED)

        In December 1996, the Company issued $0.6 million in debt associated with the acquisition of certain properties in the Gulf of Mexico. The loan is secured by an assignment of a revenue interests ranging from 45% to 65% in certain properties. The loan is recourse only to the assigned revenue interests, and is not guaranteed by the Company. The balance on the note at March 31, 1997 was $0.4 million.

                   EARNINGS PER SHARE

        In February 1997, the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings Per Share". SFAS 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This statement simplifies the standards for computing EPS previously found in Accounting Principles Board Opinion No. 15, "Earnings Per Share," and makes them comparable to international EPS standards. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This statement requires restatement of all prior-period EPS data presented. Considering the guidelines as prescribed by SFAS 128, management believes that the adoption of this statement will not have a material effect on EPS and thus pro forma EPS, as suggested for all interim and annual periods prior to required adoption, have been omitted.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

        Historically, the Company's primary source of capital resources has been from its production operations in the Philippines, assets sales and the issuance of debt. The Company currently produces the Nido and Matinloc fields in the Philippines at approximately 870 BOPD.

        Through a diversification program undertaken by management, the Company has acquired producing assets in the Gulf of Mexico of the United States and interests in two blocks in Gabon. The Company has also accumulated approximately 1,603 acres in the Wilcox trend of Goliad County, Texas.

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

United States

        In December 1996, the Company issued $618,000 in debt associated with the acquisition of certain properties in the Gulf of Mexico. The loan is secured by an assignment of revenue interests in certain of the properties. The loan is recourse only to the assigned revenue interests, and is not guaranteed by the Company. The balance of the note of March 31, 1997 was $373,000. The Gulf of Mexico properties consist of interests in seven offshore fields in ten lease blocks. Four of the platforms in three of the fields, High Island blocks A-313, A-314 and A-280, are being operated by VAALCO. The balance of the package consists of non-operated interests in the West Cameron, Vermilion and Ship Shoal areas of the Gulf of Mexico. No significant capital expenditures are anticipated in 1997 for these properties.

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

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gabon

        In July 1995, the Company acquired two blocks offshore Gabon, the Equata block and the Etame block. Both blocks contain previous discoveries that the Company is currently evaluating to determine their commercial viability. The Company and its partners have an obligation to the Government of Gabon to obtain approximately 1,500 line kilometers of seismic data and to drill one well on the Etame block during the three-year term of the license. In November 1996, the Company entered into a letter of intent with a Western Atlas Afrique, Ltd. a subsidiary of Western Atlas which will perform the required seismic surveys and pay a disproportionate 80% of the cost, up to $4.7 million, of the estimated $5.8 million (dry hole cost) commitment well to earn a 65% interest in the concession. The Company and its partners will be responsible for 20% of the cost (35% over $4.7 million) of the commitment well. VAALCO's share of the dry hole cost of the commitment well is estimated to be $0.7 million.

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

Issuance of Recourse Debt

        The Company, as guarantor, entered into a Credit Agreement (the "Credit Agreement") on June 23, 1993 for its Philippine subsidiaries to borrow $6 million, at an interest rate of LIBOR plus 2%, from a European institutional lender. The subsidiaries drew down $6 million against the facility in the third quarter of 1993. Proceeds were utilized for further development of the West Linapacan "A" Field. At year end 1996, the balance on the note stood at $3.3 million plus $0.2 million accrued interest. In February 1997, the Company sold additional pledged securities and with the proceeds paid $3.4 million of the $3.5 million balance due on the note. The remainder of the note was fully paid in April 1997.

Other Activities

        In March 1997, the Company sold its Gulf of Cambay concession, in India and its 4% net profits interest in the CY-OS/2 concession, also in India, to Hardy Oil & Gas (UK) Limited for $2.5 million. The Company applied $1.0 million of the proceeds from the sale to complete repayment of the non-recourse loan made to the Company by Hardy in 1996. With the completion of this sale, the Company sold all remaining interest in India.

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

Cash Flows

        Net cash used in operating activities for the three months ended March 31, 1997 was $0.7 million, as compared to $0.1 million for the same period in 1996. The change was primarily due to changes in current assets and reductions of accounts payable.

        Net cash provided by investing activities for the three months ended March 31, 1997 was $4.5 million, as compared to net cash used in investing activities of $0.2 million for the same period in 1996. The 1997 amount reflects cash received from the sale of marketable securities and the Company's interest in India.

        Net cash used in financing activities for the three months ended March 31, 1997 was $3.1 million, as compared to net cash provided by financing activities of $0.2 million for the same period in 1996. The 1997 amount reflects the payment of the Company's long term debt.

        Item 2 of this document includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes the expectations reflected in such forward looking statements are based upon reasonable assumptions, the Company can give no assurance these expectations will be achieved. Important factors which could cause actual results to differ materially from the Company's expectations include general economic, business and market conditions, the volatility of the price of oil and gas, competition, development and operating costs and the factors that are disclosed in conjunction with the forward looking statements included herein.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        Amounts stated hereunder have been rounded to the nearest $100,000, however, percentage changes have been calculated using actual amounts.

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

REVENUES

Total crude oil sales for the three months ended March 31, 1997 were $0.9 million, a decrease of $1.0 million, or 50%, as compared to $1.9 million for 1996. The 1996 revenues relate to the Company's oil production in the Philippines, which continues to decline. The 1997 revenues include revenues relating to the Philippines, as well as gas revenues relating to the Company's Gulf of Mexico operations.

Gain on sale of assets for the three months ended March 31, 1997 was $3.3 million. The gain resulted from in March 1997, the Company sold its Gulf of Cambay concession and its 4% net profits interest in the CY-OS/2 concession, both in India, to Hardy Oil & Gas (UK) Limited for $2.5 million. With the completion of this sale, the Company sold all remaining interest that it had in India. The Company recognized a gain on sale of assets of $2.5 million in the first quarter of 1997 as a result of this transaction. Also in February 1997 the Company sold marketable securities recognizing a gain of $.7 million.

EXPENSES

Production expenses for the three months ended March 31, 1997 were $0.4 million, a decrease of $0.8 million, or 71%, as compared to $1.2 million for the same period in 1996. The decrease is primarily due to declining production in the Philippines, offset by production costs incurred in the first quarter of 1997 relating to the Gulf of Mexico properties.

Depletion for 1997 relates to the Gulf of Mexico properties and no depletion expense was recorded in the first quarter of 1997 for the Philippine properties, as property was fully depleted. The 1996 amount reflects $0.6 million in depletion for the Philippine operations.

NET INCOME (LOSS)

Net income attributable to common stockholders for the three months ended March 31, 1997 was $3.2 million as compared to a net loss attributable to common stockholders of $0.7 million for the same period in 1996. The 1997 amount is primarily due to the recognition of a gain resulting from the sale of the Company's interests in India

                           PART II. OTHER INFORMATION

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

Dated May 14, 1997