Form 10QSB
period 1997-06-30
VAALCO ENERGY INC /DE/
filed 1997-08-14
CIK 894627

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                             --------------------
                                 FORM 10-QSB
(Mark One)
    |X|     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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




        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

        As of August 11, 1997 there were outstanding 15,466,527 shares of Common Stock, $.10 par value per share, of the registrant.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES

                              TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION


CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets
   June 30, 1997  (Unaudited) and December 31, 1996....................3
Statements of Consolidated Operations (Unaudited)
   Three and six months ended June 30, 1997 and 1996...................4
Statements of Consolidated Cash Flows (Unaudited)
   Six months ended June 30, 1997 and 1996.............................5
Notes to Consolidated Financial Statements.............................6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS.................................8

PART II.  OTHER INFORMATION...........................................13

                       VAALCO ENERGY, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS OF DOLLARS, EXCEPT PAR VALUE AMOUNTS)

                                                                      JUNE 30,    DECEMBER 31,
                                                                        1997         1996
                                                                      --------    --------
                                                                     (UNAUDITED)
ASSETS
CURRENT ASSETS:
  Cash and equivalents ............................................   $  1,434    $  1,055
  Advances - related party ........................................       --         1,916
  Marketable securities - related party ...........................       --           777
  Receivables:
    Trade .........................................................      1,455         103
    Accounts with partners ........................................        110         190
    Other .........................................................        752       1,177

  Materials and supplies ..........................................        391         387
  Prepaid expenses and other ......................................         34           9
                                                                      --------    --------
    Total current assets ..........................................      4,176       5,614
                                                                      --------    --------

PROPERTY AND EQUIPMENT-SUCCESSFUL EFFORTS METHOD
  Wells, platforms and other production facilities ................     46,866      46,866
  Wells in progress ...............................................       --          --
  Undeveloped acreage .............................................        840         808
  Equipment and other .............................................        355         342
                                                                      --------    --------
                                                                        48,061      48,016
Accumulated depreciation, depletion and amortization ..............    (46,678)    (46,383)
                                                                      --------    --------
    Net property and equipment ....................................      1,383       1,633
                                                                      --------    --------

OTHER ASSETS:
    Funds in escrow ...............................................        378         119
    Other long-term assets ........................................        132         370
                                                                      --------    --------
TOTAL .............................................................   $  6,069    $  7,736
                                                                      ========    ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable ................................................   $  1,987    $  1,862
  Accrued liabilities .............................................      1,095       1,280
  Current portion of debt obligations .............................        198       3,918
                                                                      --------    --------
    Total current liabilities .....................................      3,280       7,060
                                                                      --------    --------

FUTURE ABANDONMENT COSTS ..........................................      4,942       4,942
OTHER LONG TERM LIABILITIES .......................................       --         1,000
                                                                      --------    --------
  Total liabilities ...............................................      8,222      13,002
                                                                      --------    --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Preferred stock, $25 par value, 10% cumulative dividend .........
    500,000 authorized shares; 90,000 shares issued and outstanding      2,250       2,250
  Common stock, $.10 par value, 15,000,000 authorized shares;
    8,870,864 shares issued of which 5,395 are in the treasury
    in 1997 and 1996 ..............................................        887         887
  Additional paid-in capital ......................................     11,261      11,401
  Accumulated deficit .............................................    (16,538)    (19,707)
Net unrealized loss on non-current marketable securities ..........       --           (84)
  Less treasury stock, at cost ....................................        (13)        (13)
                                                                      --------    --------
    Total stockholders' deficit ...................................     (2,153)     (5,266)
                                                                      --------    --------

TOTAL .............................................................   $  6,069    $  7,736
                                                                      ========    ========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          VAALCO ENERGY, INC. AND SUBSIDIARIES
                           STATEMENTS OF CONSOLIDATED OPERATIONS
                    (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


                                             Three Months Ended June 30,    Six Months Ended June 30,
                                             ---------------------------    ---------------------------
                                                    1997           1996           1997           1996
                                             -----------    -----------    -----------    -----------

REVENUES:
  Crude oil sales ........................   $       820    $       292    $     1,715    $     2,163
  Gain on sale of assets .................             1          1,140          3,332          1,140
                                             -----------    -----------    -----------    -----------
    Total revenues .......................           821          1,432          5,047          3,303

OPERATING COSTS AND EXPENSES:
  Production expenses ....................           515            209            872          1,431
  Exploration costs ......................            21             53             66            129
  Depreciation, depletion and amortization
  and impairment of properties ...........           268             23            302            618
  General and administrative expenses ....           241            550            721          1,094
                                             -----------    -----------    -----------    -----------
    Total operating costs and expenses ...         1,045            835          1,961          3,272
                                             -----------    -----------    -----------    -----------

OPERATING INCOME (LOSS) ..................          (224)           597          3,086             31

OTHER INCOME (EXPENSES):
  Interest income ........................            18             22             20             71
  Interest expense and financing charges .           (19)           (73)          (116)          (153)
  Other, net .............................            48            (94)            95           (130)
                                             -----------    -----------    -----------    -----------
    Total other income (expenses) ........            47           (145)            (1)          (212)
                                             -----------    -----------    -----------    -----------

NET INCOME (LOSS) ........................          (177)           452          3,085           (181)

Preferred dividends ......................             0            (56)           (56)          (113)
                                             -----------    -----------    -----------    -----------

NET INCOME (LOSS) ATTRIBUTABLE TO
  COMMON STOCKHOLDERS ....................   $      (177)   $       396    $     3,029    $      (294)
                                             ===========    ===========    ===========    ===========

INCOME (LOSS)  PER COMMON SHARE ..........   $     (0.02)   $      0.04    $       0.3    $     (0.03)
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
                                             ===========    ===========    ===========    ===========

                      SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES
                    STATEMENTS OF CONSOLIDATED CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)

                                                                 Six Months Ended June 30,
                                                               ----------------------------
                                                                       1997       1996
                                                                    -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss) ...............................................   $ 3,085    $  (181)
Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation, depletion and amortization ....................       302        618
    Seismic and exploration costs ...............................        66        115
    Gain on sale of assets ......................................    (3,332)    (1,140)
Change in assets and liabilities that provided (used) cash:
    Funds in Escrow .............................................        (8)      --
    Accounts with partners ......................................      (315)     (1162)
    Trade receivables ...........................................    (1,352)      (131)
    Other receivables ...........................................       425       (156)
    Crude oil inventory .........................................      --          971
    Materials and supplies ......................................       (64)       135
    Prepaid expenses and other ..................................       (25)        50
    Accounts payable ............................................       819        430
    Accrued liabilities .........................................      (424)      (387)
                                                                    -------    -------
      Net cash used in operating activities .....................      (823)      (838)
                                                                    -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:

Seismic and exploration costs ...................................       (66)      (158)
Additions to property and equipment .............................      (108)      (453)
Proceeds from sale of assets ....................................     4,672      1,825
      Net cash provided by investing activities .................     4,498      1,343
                                                                    -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from borrowings ........................................      --        1,000
Repayments of debt obligations ..................................    (4,720)      (700)
Advances from related parties (net) .............................     1,424          3
                                                                    -------    -------
      Net cash provided by (used in) financing activities .......    (3,296)       303
                                                                    -------    -------

NET CHANGE IN CASH AND EQUIVALENTS ..............................       379        808

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD .....................     1,055        701
                                                                    -------    -------

CASH AND EQUIVALENTS AT END OF PERIOD ...........................   $ 1,434    $ 1,509
                                                                    =======    =======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Net cash paid for interest ..................................   $   231    $   158
                                                                    =======    =======
    Depletion costs previously capitalized in crude oil inventory   $  --      $   533
                                                                    =======    =======

               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   VAALCO ENERGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                 (UNAUDITED)


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


2.    CURRENT DEVELOPMENTS

        In July 1997, the Company completed a private placement of four million shares of common stock. Certain selling shareholders accounted for 500,000 of the private placement shares. The private placement resulted in $3.2 million net proceeds to the Company. Concurrent with the private placement of equity, the Company redeemed all of the issued and outstanding shares of its 10% Cumulative Series A Preferred Stock. Payment of the redemption price and payment of accrued and unpaid dividends were satisfied by the issuance of an aggregate of 2,740,663 shares of Common Stock.

        Also, in July 1997, the Company amended its Certificate of Incorporation to increase the number of shares of Common Stock it is authorized to issue. As a result of such amendment, the Company is authorized to issue 50,000,000 shares of Common Stock of which 15,466,527 shares were issued and outstanding on August 11, 1997.

        Effective August 1, 1997, Mr. Robert L. Gerry, III was elected Chairman of the Board of the Company. Mr. Gerry was previously vice chairman of Nuevo Energy Company. Mr. Gerry will also serve as the Company's Chief Executive Officer. Mr. C. W. Alcorn resigned as Chairman of the Board but will remain a director of the Company.

        During 1997, the Company completed the restructuring of its international assets. Certain marketable securities held by the Company in Alcorn Petroleum and Minerals Corporation ("APMC"), a publicly listed Philippines company were sold for a gain of $0.7 million. Proceeds of $3.4 million were used to retire debt. In addition, the Company sold the balance of its assets in India, consisting of a 4% net profit interest in the PY-3 Field, and a 20% working interest in the Gulf of Cambay Block CB-OS/1. The assets were sold to Hardy Oil & Gas (U.K.) Ltd. for a gain of $2.5 million.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                 (UNAUDITED)



        In the Philippines, the Company announced a farmout in the fourth quarter of 1996 which will result in a $7.0 million 3-D seismic survey program over acreage held by the Company. The seismic acquisition commenced in February 1997 and at July 31, 1997 was 67% completed. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

      On April 4, 1997, in Gabon, the Company executed the previously announced farm-in agreement with Western Atlas Afrique, Ltd. for the acquisition of seismic and drilling of a well on the Etame Contract. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."


3.    DEBT OBLIGATIONS

        In December 1996, the Company issued $0.6 in debt associated with the acquisition of certain properties in the Gulf of Mexico. The loan is secured by an assignment of revenue interests ranging from 45% to 65% in certain properties. The loan is recourse only to the assigned revenue interests, and is not guaranteed by the Company. The balance on the note at June 30, 1997 was $0.2 million.

        The Company retired certain debt of its Philippines subsidiaries in April 1997.


EARNINGS PER SHARE

      In February 1997, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings Per Share". SFAS 128 established standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This statement simplifies the standards for computing EPS previously found in Accounting Principles Board Opinion No. 15, "Earnings Per Share," and makes them comparable to international EPS standards. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This statement requires restatement of all prior-period EPS data presented. Considering the guidelines as prescribed by SFAS 128, management believes that the adoption of this statement does not have a material effect on EPS and thus pro forma EPS, as suggested for all interim and annual periods prior to required adoption, have been omitted.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

        Historically, the Company's primary source of capital resources has been from its production operations in the Philippines, asset sales and the issuance of debt. The Company continues to produce the Nido and Matinloc fields in the Philippines at approximately 675 BOPD.

        Through a diversification program undertaken by management, the Company acquired producing assets in the Gulf of Mexico and two interests in Gabon. The Company has also accumulated approximately 1,603 acres in the Wilcox trend of Goliad County, Texas.

        In order to execute the diversification program, the Company has, among other activities, been actively seeking farmout partners to progress the development of its prospects. In this regard, the Company has successfully entered into farmout agreements in one of its Gabon blocks and in its Philippines blocks in exchange for carried work programs. For the domestic acquisition program, the Company has relied on the private placement of equity and issuance of debt to raise capital for these acquisitions. A more detailed description of the Company's activities is described below.

        In July 1997, the Company completed a private placement of four million shares of common stock. Certain selling shareholders accounted for 500,000 of the private placement shares. The private placement resulted in $3.2 million net proceeds to the Company. Concurrent with the private placement of equity, the Company redeemed all of the issued and outstanding shares of its 10% Cumulative Series A Preferred Stock. Payment of the redemption price and payment of accrued and unpaid dividends were satisfied by the issuance of an aggregate of 2,740,663 shares of Common Stock.

        Also, in July 1997, the Company amended its Certificate of Incorporation to increase the number of shares of Common Stock it is authorized to issue. As a result of such amendment, the Company is authorized to issue 50,000,000 shares of Common Stock of which 15,466,527 shares were issued and outstanding on August 11, 1997.

United States

In December 1996, the Company issued $618,000 in debt associated with the acquisition of certain properties in the Gulf of Mexico. The loan is secured by an assignment of revenue interests in certain of the properties. The loan is recourse only to the assigned revenue interests, and is not guaranteed by the Company. The balance of the note as of June 30, 1997 was $199,000. The Gulf of Mexico properties consist of interests in seven offshore fields in ten lease blocks. Four of the platforms in three of the fields, High Island blocks A-313, A-314 and A-280, are being operated by VAALCO. The balance of the package consists of non-operated interests in the West Cameron, Vermilion and Ship Shoal areas of the Gulf of Mexico. No significant capital expenditures are anticipated in 1997 for these properties.

In October 1994, the Company acquired a working interest in approximately 1,200 acres in Goliad County, Texas, in exchange for cash and warrants to purchase shares of the Company's Common Stock, $.10 par value per share (the "Common Stock"). The warrants have a term of three years and will consist of the right to purchase 200,000 shares of Common Stock at an exercise price of $2.50 per share and 200,000 shares of Common Stock at an exercise price of $5.00 per share, subject to the terms and conditions of the acquisition agreement. A working interest in an additional 403 acres was acquired during 1996. The Company has an average 76% net revenue interest in the acreage and plans to analyze this property in 1997 for potential drilling locations. The three year lease has no drilling obligation requirements. Capital expenditures for 1997 will depend upon the outcome of analysis currently being done on the area.

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

In April 1997, the Company entered into an agreement with Western Atlas Afrique, Ltd., a subsidiary of Western Atlas, which will perform the required seismic surveys and pay a disproportionate 80% of the cost, up to $4.7 million, of the estimated $5.8 million (dry hole cost) commitment well to earn a 65% interest in the concession. The Company and its partners will be responsible for 20% of the cost (35% over $4.7 million) of the commitment well. VAALCO's share of the dry hole cost of the commitment well is estimated to be $0.7 million. At June 1997, the Company completed the above mentioned acquisition of seismic data over the property. These data are currently being processed to determine the best location for drilling a well. The Company has contracted a drilling rig for the first quarter of 1998 to drill the well.

Philippines

In October 1996, VAALCO and the other Service Contract No. 14 and Service Contract No. 6 consortium members entered into a farmout agreement wherein the farmee, an Australian company, is required to shoot a $7.0 million 3-D seismic program over the service contracts during 1997. The Australian farmee company will earn a 35% interest in the blocks for performing the work. In addition, the Australian company has the option to drill two wells, one on each Service Contract, to earn up to an additional 25% interest in each Service Contract. Seismic acquisition under the farmout agreement commenced in February 1997 and was 67% completed at July 31, 1997. No significant capital expenditures are anticipated by the Company in 1997 for the Philippines operations.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Other Activities

In March 1997, the Company sold its Gulf of Cambay concession and its 4% net profits interest in the CY-OS/2 concession, both in India, to Hardy Oil & Gas
(UK) Limited for $2.5 million. The Company applied $1.0 million of the proceeds from the sale to complete the payment of the non-recourse loan made to the Company by Hardy in 1996. The remainder of the note was paid in April 1997.The Company continues to seek financing to fund the development of existing properties and to acquire additional assets. The Company will rely on the issuance of equity and debt securities, asset sales and cash flows from operations to provide the required capital for funding future operations. While there can be no assurance that the Company will be successful in raising new financing, management believes that the prospects the Company has in hand will enable it to attract sufficient capital to fund required oil and gas activities. Cash FlowsNet cash provided by investing activities for the six months ended June 30, 1997 was $4.5 million, an increase of $3.2 million, as compared to $1.3 million for the same period in 1996. The 1997 amount reflects cash received from the sale of marketable securities and the sale of the Company's interest in India.Net cash used in financing activities for the six months ended June 30, 1997 was $3.3 million, as compared to net cash provided by financing activities of $0.3 million for the same period in 1996. The 1997 amount reflects the payment of the Company's long term debt.

Item 2 of this document includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, the Company can give no assurance that these expectations will be achieved. Important factors that could cause actual results to differ materially from the Company's expectations include general economic, business and market conditions, the volatility of the price of oil and gas, competition, development and operating costs and the factors that are disclosed in conjunction with the forward looking statements included herein.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS




RESULTS OF OPERATIONS

Amounts stated hereunder have been rounded to the nearest $100,000, however, percentage changes have been calculated using actual amounts.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

REVENUES

Total crude oil and gas sales for the three months ended June 30, 1997 were $0.8 million, an increase of $0.5 million, as compared to $0.3 million for the same period in 1996. The 1996 revenues relate to the Company's oil production in the Philippines. The 1997 revenues include revenues relating to the Philippines, as well as oil and gas revenues relating to the Company's Gulf of Mexico operations

The gain on sale of assets of $1.1 million, recognized in the three months ended June 30, 1996, was associated with the sale of the Company's interest in the PY-3 field in India.

OPERATING COSTS AND EXPENSES

Production expenses for the three months ended June 30, 1997 were $0.5 million, an increase of $0.3 million, as compared to $0.2 million for the same period in 1996. The increase is primarily due to production costs incurred in 1997 relating to the Gulf of Mexico operations.

General and administrative expenses for the three months ended June 30, 1997 were $0.2 million, a decrease of $0.2 million, or 56%, as compared to $0.6 million for the same period in 1996. The decrease is primarily due to reduced overhead costs in the Philippines and overhead reimbursements in Gabon and the Gulf of Mexico.

No preferred dividends were paid or accrued in the three months ending June 30, 1997. As part of the agreement to redeem the preferred stock in July, the preferred shareholders waived the right to preferred dividends beyond March 31, 1997.

Other net income increased by $0.2 million to $0.05 million for the three months ending June 30, 1997 from a loss of $0.1 million for the comparable period in 1996. Certain inventory adjustments in 1996 accounted for the increase.

NET INCOME

Net loss attributable to common stockholders for the three months ended June 30, 1997 was $0.2 million, compared to net income attributable to common stockholders of $0.4 million for the same period in 1996. The 1996 income results from the recognition of a gain on the sale of assets associated with the sale of the Company's interest in the PY-3 field in India.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS



SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

REVENUES

Total crude oil and gas sales for the six months ended June 30, 1997 were $1.7 million, a decrease of $0.5 million, or 21%, as compared to $2.2 million for the same period in 1996. The 1996 revenues relate to the Company's oil production in the Philippines, and included a final crude oil sale from the West Linapacan "A" Field. The 1997 revenues include revenues relating to the Philippines, as well as oil and gas revenues relating to the Company's Gulf of Mexico operations.

The gain on sale of assets of $3.3 million, recognized in the six months ended June 30, 1997, was associated with the sale of marketable securities and the sale of the Company's interest in India. The gain on sale of assets of $1.1 million, recognized in the six months ended June 30, 1996, was associated with the sale of the Company's interest in the PY-3 field in India

OPERATING COSTS AND EXPENSES

Production expenses for the six months ended June 30, 1997 were $0.9 million, a decrease of $0.5 million, or 39%, as compared to $1.4 million for the same period in 1996. The decrease is primarily due to reduced operating costs in the Philippines, offset by production costs incurred in 1997 relating to the Gulf of Mexico operations.

Depletion for 1997 relates to the Gulf of Mexico properties. No depletion expense was recorded in 1997 for the Philippine properties, as the property was fully depleted. The 1996 amount represents depletion of the Philippine properties.

General and administrative expenses for the six months ended June 30, 1997 were $0.7 million, a decrease of $0.3 million, or 34%, as compared to $1.1 million for the same period in 1996. The decrease is primarily due to reduced overhead costs in the Philippines and overhead reimbursements in Gabon and the Philippines.

Preferred dividends decreased from $0.11 million to $0.06 million due to the termination of dividend payments at March 31, 1997.

Other net income increased by $0.2 million to $0.0 million for the six months ending June 30, 1997 from a loss of $0.2 million for the comparable period in 1996. Certain inventory adjustments in 1996 accounted for the increase.

NET INCOME

Net income attributable to common stockholders for the six months ended June 30, 1997 was $3.0 million, compared to net loss attributable to common stockholders of $0.3 million for the same period in 1996. The 1997 income results from the recognition of a gain associated with the sale of marketable securities and the sale of the Company's interest in India

                          PART II. OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES

In July 1997, the Company completed a private placement of four million shares of common Stock at a price of $1.00 per share to certain accredited investors. Certain selling shareholders accounted or 500,000 of the private placement shares. The private placement resulted in $3.2 million net proceeds to the Company. The Company also issued warrants to purchase 345,325 shares of Common Stock at an exercise price of $1.00 per share to the placement agent for services rendered in connection with the private placement.

Concurrent with the private placement of equity, the Company redeemed all of the issued and outstanding shares of its 10% Cumulative Series A Preferred Stock. Payment of the redemption price and payment of accrued and unpaid dividends were satisfied by the issuance of an aggregate of 2,740,663 shares of Common Stock.

The Company claimed exemption from registration under the Securities Act of 1933, as amended, of such warrants and shares issued by the Company under
Section 4(2) of such Act as a transaction by an issuer not involving any public offering.

In July 1997, the Company amended its Certificate of Incorporation to increase from 15,000,000 to 50,000,000 the number of shares of Common Stock authorized for issuance. See Item 4, "Submission of Matters to a Vote of Security Holders".

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

By written consent dated July 10, 1997, in lieu of a special meeting of stockholders, holders of an aggregate of 6,042,750 shares of Common approved an amendment to the Company's Certificate of Incorporation to increase from 15,000,000 to 50,000,000 the number of shares of Common Stock authorized for issuance.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

                  Exhibit 3.1 Certificate of Amendments to Certificate of Incorporation, dated July 14, 1997, of the Company.

Exhibit 3.2 Certificate of Amendments to Certificate of Designation of 10%
            Cumulative Preferred Stock, Series A dated July 14, 1997, of the Company.

Exhibit 10.1 Resignation Rights Agreement, dated July 28, 1997, by and among the
            Company, Jefferies & Company, Inc. and the investors listed therein.

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

VAALCO ENERGY, INC.
(Registrant)



By     /s/W. RUSSELL SCHEIRMAN
          W. RUSSELL SCHEIRMAN, PRESIDENT,

Chief Financial Officer and Director



Dated August 13, 1997




                                     15
                                MAIN TEXT TO COME