Form 10QSB
period 1997-09-30
VAALCO ENERGY INC /DE/
filed 1997-11-14
CIK 894627

------------------------------------------------------------------------------

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             --------------------

                                 FORM 10-QSB
(Mark One)
    [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

      As of November 11, 1997 there were outstanding 15,566,527 shares of Common Stock, $.10 par value per share, of the registrant.

--------------------------------------------------------------------------------

                     VAALCO ENERGY, INC. AND SUBSIDIARIES

                              TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets
   September 30, 1997  (Unaudited) and December 31, 1996...............3
Statements of Consolidated Operations (Unaudited)
   Three and nine months ended September 30, 1997 and 1996.............4
Statements of Consolidated Cash Flows (Unaudited)
   Nine months ended September 30, 1997 and 1996.......................5
Notes to Consolidated Financial Statements.............................6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS.................................9

PART II.  OTHER INFORMATION...........................................16

                     VAALCO ENERGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

              (IN THOUSANDS OF DOLLARS, EXCEPT PAR VALUE AMOUNTS)

                                                                    SEPTEMBER 30,  December 31,
                                                                        1997          1996
                                                                     -----------    ----------
                                                                     (UNAUDITED)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ........................................   $ 3,447    $  1,055
  Advances cash related party ......................................      --         1,916
  Marketable securities - related party ............................      --           777
  Receivables:
    Trade ..........................................................       588         103
    Accounts with partners .........................................      --           190
    Other ..........................................................       680       1,177
  Materials and supplies ...........................................       389         387
  Prepaid expenses and other .......................................       268           9
                                                                       -------    --------
    Total current assets ...........................................     5,372       5,614
                                                                       -------    --------
PROPERTY AND EQUIPMENT-SUCCESSFUL EFFORTS METHOD
  Wells, platforms and other production facilities .................    47,319      46,866
  Undeveloped acreage ..............................................       840         808
  Equipment and other ..............................................       547         342
                                                                       -------    --------
                                                                        48,706      48,016
Accumulated depreciation, depletion and amortization ...............   (46,782)    (46,383)
                                                                       -------    --------
    Net property and equipment .....................................     1,924       1,633
                                                                       -------    --------
OTHER ASSETS:
    Funds in escrow ................................................       393         370
    Other long-term assets .........................................       378         119
                                                                       -------    --------
TOTAL ..............................................................   $ 8,067    $  7,736
                                                                       =======    ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable .................................................   $ 1,327    $  1,862
  Accrued liabilities ..............................................        80       1,280
  Accounts with partners ...........................................       253        --
  Current portion of debt obligations ..............................      --         3,918
                                                                       -------    --------
    Total current liabilities ......................................     1,660       7,060
                                                                       -------    --------

FUTURE ABANDONMENT COSTS ...........................................     4,942       4,942
OTHER LONG TERM LIABILITIES ........................................      --         1,000
                                                                       -------    --------
  Total liabilities ................................................     6,602      13,002
                                                                       -------    --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $25 par value, 10% cumulative dividend
    500,000 authorized shares; 0 and 90,000 shares
      issued and outstanding .......................................      --         2,250
  Common stock, $.10 par value, 50,000,000 and 15,000,000 authorized
    Shares, 15,466,527 and 8,870,864 shares issued of which 5,395
    are in the treasury in 1997 and 1996, respectively .............     1,547         887
  Additional paid-in capital .......................................    16,914      11,401
  Accumulated deficit ..............................................   (16,984)    (19,707)
  Net unrealized loss on non-current marketable
    securities .....................................................      --           (84)
  Less treasury stock, at cost .....................................       (12)        (13)
                                                                       -------    --------
    Total stockholders' equity (deficit) ...........................     1,465      (5,266)
                                                                       -------    --------

TOTAL ..............................................................   $ 8,067    $  7,736
                                                                       =======    ========

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                   (Unaudited)
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


                                  Three Months Ended     Nine Months Ended
                                     September 30,         September 30,
                                  -------------------    ------------------
                                     1997     1996        1997       1996
                                     ----     ----        ----       ----
REVENUES:
  Crude oil and natural gas sales   $ 294    $ 228      $ 2,009    $ 2,391
  Gain (loss) on sale of assets .      45      (59)       3,377      1,081
                                    -----    -----      -------    -------
    Total revenues ..............     339      169        5,386      3,472

OPERATING COSTS AND EXPENSES:
  Production expenses ...........     255      109        1,127      1,540
  Exploration costs .............     (20)      82           46        211
  Depreciation, depletion and
    amortization ................     103        4          405        622
  General and administrative
    expenses ....................     389      368        1,110      1,462
                                    -----    -----      -------    -------
    Total operating costs and
     expenses ...................     727      563        2,688      3,835
                                    -----    -----      -------    -------
OPERATING INCOME (LOSS) .........    (388)    (394)       2,698       (363)

OTHER INCOME (EXPENSES):
  Interest income ...............      30        1           50         72
  Interest expense and financing
    charges .....................     (59)     (65)        (175)      (218)
  Other, net ....................     (29)     (70)          66       (200)
                                    -----    -----      -------    -------
    Total other income (expenses)     (58)    (134)         (59)      (346)
                                    -----    -----      -------    -------
NET INCOME (LOSS) ...............    (446)    (528)       2,639       (709)
Preferred dividends .............       0      (56)         (56)      (169)
                                    -----    -----      -------    -------
NET INCOME (LOSS) ATTRIBUTABLE TO
  COMMON STOCKHOLDERS ...........   $(446)   $(584)     $ 2,583    $  (878)
                                     =====    =====      =======    =======
INCOME (LOSS)  PER COMMON SHARE:
      PRIMARY ...................   $(0.03)  $(0.06)    $  0.23    $ (0.10)
                                    ======   ======      =======    =======
      FULLY DILUTED .............   $(0.03)  $(0.06)    $  0.22    $ (0.10)
                                    ======   ======      ========   =======

                    SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    VAALCO ENERGY, INC. AND SUBSIDIARIES
                   STATEMENTS OF CONSOLIDATED CASH FLOWS
                                (Unaudited)
                          (IN THOUSANDS OF DOLLARS)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                 ------------------
                                                                   1997      1996
                                                                 --------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) .........................................   $ 2,639    $  (709)
  Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
    Depreciation, depletion and amortization ................       405        622
    Seismic and exploration costs ...........................        46        197
    Gain on sale of assets ..................................    (3,377)    (1,081)
  Change in assets and liabilities that provided
   (used) cash:
    Funds in Escrow .........................................       (23)       --
    Accounts with partners ..................................      (335)    (1,275)
    Trade receivables .......................................      (485)       (65)
    Other receivables .......................................       497        (39)
    Crude oil inventory .....................................      --          970
    Materials and supplies ..................................       (69)       173
    Prepaid expenses and other ..............................      (259)        47
    Accounts payable ........................................       680       (216)
    Accrued liabilities .....................................      (592)      (266)
                                                               --------    -------
      Net cash used in operating activities .................      (873)    (1,642)
                                                               --------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Seismic and exploration costs .............................       (46)      (197)
  Additions to property and equipment .......................      (885)      (488)
  Proceeds from sale of assets ..............................     4,672      1,825
  Other .....................................................      (299)         3
                                                               --------    -------
      Net cash provided by investing activities .............     3,442      1,143
                                                               --------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings ..................................      --        1,000
  Repayments of debt obligations ............................    (4,918)      (700)
  Advances from related parties (net) .......................     1,523          4
  Proceeds from the issuance of common stock ................     3,218        --
                                                               --------    -------
      Net cash provided by (used in) financing
        activities ..........................................      (177)       304
                                                               --------    -------

NET CHANGE IN CASH AND CASH EQUIVALENTS .....................     2,392       (195)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ............     1,055        701
                                                               --------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..................  $  3,447    $   506
                                                               ========    =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Net cash paid for interest ................................   $   290     $   158
                                                               ========    =======
  Depletion costs previously capitalized in crude
    oil inventory ..........................................   $  --       $   541
                                                               ========    =======
  Non-cash items:
    Redemption of 90,000 shares of $25 par value
      preferred stock ......................................   $(2,250)    $   --
                                                               ========    =======
    Issuance of 490,663 shares for unpaid dividends ........   $  (491)    $   --
                                                               ========    =======
    Issuance of 355,000 shares for accrued
      liabilities ...........................................  $   (355)   $   --
                                                               ========    =======

              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     VAALCO ENERGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                 (UNAUDITED)


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


2.    CURRENT DEVELOPMENTS

      In October 1997, the Company acquired a 100% working interest in 3,690 acres in Brazos County, Texas at a cost of approximately $450,000. The Company intends to participate in the drilling of extended reach horizontal wells in the Georgetown formation underlying the leases.

      In September 1997, the Company entered into a three year agreement with Paramount Petroleum Co., Inc. to fund a $3.0 million exploration prospect generating program. The agreement entitles the company to ground floor participation in 25% of the working interest in a prospect generated by Paramount, as well as any funds recovered against the prospect cost. In the event of a surplus of cost recovery, the surplus will be equally divided between the Company and Paramount.

      The prospects will be located onshore in the Alabama/Mississippi and Gulf Coast Regions. The Company has funded $0.3 million of the commitment and has until December 31, 1997 to arrange for the balance of the funding. The Company is not obligated to fund beyond the $0.3 million level if it so chooses, but then loses its rights to any further prospects generated.

      In July 1997, the Company completed a private placement of four million shares of common stock. Certain selling shareholders accounted for 500,000 of the private placement shares. The private placement resulted in $3.2 million net proceeds to the Company. Concurrent with the private placement of equity, the Company redeemed all of the issued and outstanding shares of its 10% Cumulative Series A Preferred Stock. Payment of the redemption price and payment of accrued and unpaid dividends were satisfied by the issuance of an aggregate of 2,740,663 shares of Common Stock. Additionally, the Company issued 355,000 shares to settle $355,000 of unpaid obligations of the Company. Total shares issued by the Company in conjunction with these transactions were 6,595,663 shares. In October 1997, the Company issued 100,000 shares of stock to Allegro Investments, Inc. as payment for certain lease acquisition costs associated with approximately 1,200 acres in Goliad County, Texas.

      Also, in July 1997, the Company amended its Certificate of Incorporation to increase the number of shares of Common Stock it is authorized to issue. As a result of such amendment, the Company is authorized to issue 50,000,000 shares of Common Stock of which 15,566,527 shares were issued and outstanding on November 11, 1997.

      Effective August 1, 1997, Mr. Robert L. Gerry, III was elected Chairman of the Board of the Company and will also serve as the Company's Chief Executive Officer. Mr. Gerry was previously vice chairman of Nuevo Energy Company. Mr. C. W. Alcorn resigned as Chairman of the Board but will remain a director of the Company.

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

      In the Philippines, the Company announced a farmout in the fourth quarter of 1996 which will result in a $7.0 million 3-D seismic survey program over acreage held by the Company. The seismic acquisition commenced in February 1997 and at October 31, 1997 was 67% completed. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

      On April 4, 1997, in Gabon, the Company executed the previously announced farm-in agreement with Western Atlas Afrique, Ltd. for the acquisition of seismic and drilling of a well on the Etame Contract. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."


3.    DEBT OBLIGATIONS

      In December 1996, the Company issued $0.6 in debt associated with the acquisition of certain properties in the Gulf of Mexico. The loan was secured by an assignment of revenue interests ranging from 45% to 65% in certain properties. The loan was recourse only to the assigned revenue interests, and was not guaranteed by the Company. The balance on the note had been repaid in full at September 30, 1997.

      The Company retired certain debt of its Philippines subsidiaries in April 1997.

4.     EARNINGS PER SHARE

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

Through a diversification program undertaken by management, the Company acquired producing assets in the Gulf of Mexico and two interests in Gabon. The Company has also accumulated approximately 1,600 acres in the Wilcox trend of Goliad County, Texas and 3,690 acres over the Georgetown trend in Brazos County, Texas.

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

In October 1997, the Company acquired a 100% working interest in 3,690 acres in Brazos County, Texas at a cost of approximately $450,000. The Company intends to participate in the drilling of extended reach horizontal wells in the Georgetown formation underlying the leases.

In September 1997, the Company entered into a three year agreement with Paramount Petroleum Co., Inc., to fund a $3.0 million exploration prospect generating program. The agreement entitles the company to ground floor participation in 25% of the working interest in a prospect generated by Paramount, as well as any funds recovered against the prospect cost. In the event of a surplus of cost recovery, the surplus will be equally divided between the Company and Paramount.

The prospects will be located onshore in the Alabama/Mississippi and Gulf Coast Regions. The Company has funded $0.3 million of the commitment and has until December 31, 1997 to arrange for the balance of the funding. The Company is not obligated to fund beyond the $0.3 million level if it so chooses, but then loses its rights to any further prospects generated.

In July 1997, the Company completed a private placement of four million shares of common stock. Certain selling shareholders accounted for 500,000 of the private placement shares. The private placement resulted in $3.2 million net proceeds to the Company. Concurrent with the private placement of equity, the Company redeemed all of the issued and outstanding shares of its 10% Cumulative Series A Preferred Stock. Payment of the redemption price and payment of accrued and unpaid dividends were satisfied by the issuance of an aggregate of 2,740,663 shares of Common Stock. Additionally, the Company issued 355,000 shares to settle $355,000 of unpaid obligations of the Company. Total shares issued by the Company in conjunction with the transaction was 6,595,663 shares. In October 1997, the Company issued 100,000 shares of stock to Allegro Investments, Inc. as payment for certain lease acquisition costs associated with approximately 1,200 acres in Goliad County, Texas.

Also, in July 1997, the Company amended its Certificate of Incorporation to increase the number of shares of Common Stock it is authorized to issue. As a result of such amendment, the Company is authorized to issue 50,000,000 shares of Common Stock of which 15,566,527 shares were issued and outstanding on November 11, 1997.

United States

In December 1996, the Company issued $618,000 in debt associated with the acquisition of certain properties in the Gulf of Mexico. The loan was secured by an assignment of revenue interests in certain of the properties. The loan was recourse only to the assigned revenue interests, and was not guaranteed by the Company. The balance of the note was repaid in full as of September 30, 1997.

The Gulf of Mexico properties consist of interests in seven offshore fields in ten lease blocks. Four of the platforms in three of the fields, High Island blocks A-313, A-314 and A-280, are being operated by VAALCO. The balance of the package consists of non-operated interests in the West Cameron, Vermilion and Ship Shoal areas of the Gulf of Mexico. No significant capital expenditures are anticipated in 1997 for these properties. During October 1997 the production from High Island A-280 ceased. This property represented approximately one third of the production of the Company in the Gulf of Mexico. The Company is evaluating the feasibility of restoring the platform to production.

In October 1994, the Company acquired a working interest in approximately 1,200 acres in Goliad County, Texas, in exchange for cash and warrants to purchase shares of the Company's Common Stock, $.10 par value per share (the "Common Stock"). The warrants which had a term of three years and consisted of the right to purchase 200,000 shares of Common Stock at an exercise price of $2.50 per share and 200,000 shares of Common Stock at an exercise price of $5.00 per share expired unexercised in October 1997. Through a combination of lease expirations and new acquisitions, the Company has accumulated an additional 403 net acres as of September 30, 1997. The Company has an average 76% net revenue interest in the acreage and plans to seek a farm-in partner for the leases in 1997. The three year lease has no drilling obligation requirements. Capital expenditures for 1997 or 1998 will depend upon the outcome of the Company's farmout efforts.

Gabon

In July 1995, the Company acquired two blocks offshore Gabon, the Equata block and the Etame block. Both blocks contain previous discoveries that the Company is currently evaluating to determine their commercial viability. The Company and its partners had an obligation to the Government of Gabon to obtain approximately 1,500 line kilometers of seismic data and to drill one well on the Etame block during the three-year term of the license.

In April 1997, the Company entered into an agreement with Western Atlas Afrique, Ltd., a subsidiary of Western Atlas, which will perform the required seismic surveys and pay a disproportionate 80% of the cost, up to $4.7 million, of the estimated $5.8 million (dry hole cost) commitment well to earn a 65% interest in the concession. The Company and its partners will be responsible for 20% of the cost (35% over $4.7 million) of the commitment well. VAALCO's share of the dry hole cost of the commitment well is estimated to be $0.7 million. In June 1997, the Company completed the above mentioned acquisition of seismic data over the property. These data are currently being processed to determine the best location for drilling a well. The Company has contracted a drilling rig for the first quarter of 1998 to drill the well.

Philippines

In October 1996, VAALCO and the other Service Contract No. 14 and Service Contract No. 6 consortium members entered into a farmout agreement wherein the farmee, an Australian company, is required to shoot a $7.0 million 3-D seismic program over the service contracts during 1997. The Australian farmee company will earn a 35% interest in the blocks for performing the work. In addition, the Australian company has the option to drill two wells, one on each Service Contract, to earn up to an additional 25% interest in each Service Contract. Seismic acquisition under the farmout agreement commenced in February 1997 and was 67% completed at July 31, 1997. The balance of the seismic will be acquired beginning in December 1997. No significant capital expenditures are anticipated by the Company in 1997 for the Philippines operations.

Other Activities

In March 1997, the Company sold its Gulf of Cambay concession and its 4% net profits interest in the CY-OS/2 concession, both in India, to Hardy Oil & Gas
(UK) Limited for $2.5 million. The Company applied $1.0 million of the proceeds from the sale to complete the payment of the non-recourse loan made to the Company by Hardy in 1996. The remainder of the note was paid in April 1997.

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

Cash Flows

Net cash used in operating activities was $0.9 million for the nine months ending September 30, 1997. This compares to net cash used in operating activities of $1.6 million for the comparable period in 1996. Net cash was used in both periods to reduce accounts with partners and accrued liabilities.

Net cash provided by investing activities for the nine months ended September 30, 1997 was $3.4 million, an increase of $2.3 million, as compared to $1.1 million for the same period in 1996. The 1997 amount reflects cash received from the sale of marketable securities and the sale of the Company's interest in India. This is partially offset by additions to property and equipment in 1997 of $0.9 million.

Net cash used in financing activities for the nine months ended
September 30, 1997 was $0.2 million, as compared to net cash provided by financing activities of $0.3 million for the same period in 1996. The 1997 amount includes the payment of $4.9 million of debt, collection of $1.5 million of advances from related parties and the proceeds of $3.2 million from the issuance of new common shares in July 1997.

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

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

REVENUES

Total crude oil and gas sales for the three months ended September 30, 1997 were $0.3 million, an increase of $0.1 million, as compared to $0.2 million for the same period in 1996. The 1996 revenues relate to the Company's oil production in the Philippines. The 1997 revenues include revenues relating to the Philippines, as well as oil and gas revenues relating to the Company's Gulf of Mexico operations. Third quarter revenues were impacted by a $0.5 million non-recurring adjustment to trade receivables.

OPERATING COSTS AND EXPENSES

Production expenses for the three months ended September 30, 1997 were $0.3 million, an increase of $0.2 million, as compared to $0.1 million for the same period in 1996. The increase is primarily due to production costs incurred in 1997 relating to the Gulf of Mexico operations.

General and administrative expenses for the three months ended September 30, 1997 were $0.4 million, comparable to $0.4 million for the same period in 1996.

No preferred dividends were paid or accrued in the three months ending September 30, 1997. The preferred stock was redeemed in July 1997.

Other expense decreased by $0.1 million to $0.06 million for the three months ending September 30, 1997 from an expense of $0.1 million for the comparable period in 1996. Certain inventory adjustments in 1996 accounted for the increase.

NET INCOME

Net loss attributable to common stockholders for the three months ended September 30, 1997 was $0.4 million, compared to a net loss attributable to common stockholders of $0.6 million for the same period in 1996. Both losses were primarily operating losses.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

REVENUES

Total crude oil and gas sales for the nine months ended September 30, 1997 were $2.0 million, a decrease of $0.4 million, or 16%, as compared to $2.4 million for the same period in 1996. The 1996 revenues relate to the Company's oil production in the Philippines, and included a final crude oil sale from the West Linapacan "A" Field. The 1997 revenues include revenues relating to the Philippines, as well as oil and gas revenues relating to the Company's Gulf of Mexico operations.

The gain on sale of assets of $3.4 million, recognized in the nine months ended September 30, 1997, was associated with the sale of marketable securities and the sale of the Company's interest in India. The gain on sale of assets of $1.1 million, recognized in the nine months ended September 30, 1996, was associated with the sale of the Company's interest in the PY-3 field in India.

OPERATING COSTS AND EXPENSES

Production expenses for the nine months ended September 30, 1997 were $1.1 million, a decrease of $0.4 million, or 27%, as compared to $1.5 million for the same period in 1996. The decrease is primarily due to reduced operating costs in the Philippines, offset by production costs incurred in 1997 relating to the Gulf of Mexico operations.

Depletion for 1997 of $0.4 million relates to the Gulf of Mexico properties. The 1996 amount represents depletion of the Philippine properties which were fully depleted during that year.

General and administrative expenses for the nine months ended September 30, 1997 were $1.1 million, a decrease of $0.4 million, or 24%, as compared to $1.5 million for the same period in 1996. The decrease is primarily due to reduced overhead costs in the Philippines and overhead reimbursements in Gabon and the United States.

Preferred dividends decreased from $0.2 million to $0.06 million due to the termination of dividend payments at March 31, 1997. This was followed by the redemption of the Preferred Stock in July 1997.

Other expense decreased by $0.2 million to $0.06 million for the nine months ending September 30, 1997 from an expense of $0.3 million for the comparable period in 1996. Certain inventory adjustments in 1996 accounted for the increase.

NET INCOME

Net income attributable to common stockholders for the nine months ended September 30, 1997 was $2.6 million, compared to net loss attributable to common stockholders of $0.9 million for the same period in 1996. The 1997 income results from the recognition of a gain associated with the sale of marketable securities and the sale of the Company's interest in India

                          PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In December 1996, a member of the Service Contract 14 consortium in the Philippines, Oriental Petroleum & Minerals, Inc. filed an arbitration action against the Company and the other eight members of the consortium alleging that it was not responsible for its share of certain expenses incurred by the consortium in the West Linapacan "A" Field. The consortium placed Oriental in default in 1995 for non-payment of the contested expenses. Oriental also seeks a ruling on certain provisions of the joint operating agreement which Oriental alleges gave it certain veto rights over operations in the field, and reinstatement into Service Contract 14. The remaining members of the consortium, including the Company, filed a response to Oriental's claims seeking, among other things, $1.5 million in unpaid expenses, plus interest.

Oriental also seeks $1.0 million from the Company for Oriental's share of a well drilled by the Company in the wrong location during 1993 under Service Contract
14. It is possible other members of the consortium may assert claims against the Company for costs of the mislocated well, although no claims have been asserted to date. The Company cannot presently estimate the liability, if any, that it may have to Oriental and the other members of the consortium. However, if Oriental's claims in arbitration are successful, the Company's liability to Oriental and the other members of the consortium would be approximately $2.0 million, which would have a material adverse effect on the Company. The Company has put forth a a number of defenses in the arbitration which if successful will substantially reduce any exposure it may have for the mislocated well, and plans to vigorously defend itself in arbitration. No assurances can be made, however, as to the outcome of the arbitration.

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

Dated November 14, 1997