Form 10QSB/A
period 1997-03-31
VAALCO ENERGY INC /DE/
filed 1998-03-04
CIK 894627

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------
                                  FORM 10-QSB/A
(Mark One)
    |X|     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

    | |     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

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

                      VAALCO ENERGY, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION


CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets
   March 31, 1997 (unaudited)-as restated and December 31, 1996.......3
Statements of Consolidated Operations (unaudited)
   Three months ended March 31, 1997-as restated and 1996..............4
Statements of Consolidated Cash Flows (unaudited)
   Three months ended March 31, 1997-as restated and 1996..............5
Notes to Consolidated Financial Statements.............................6

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

PART II.  OTHER INFORMATION...........................................12

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)
              (IN THOUSANDS OF DOLLARS, EXCEPT PAR VALUE AMOUNTS)

                                                               MARCH 31,     DECEMBER 31,
                                                                 1997            1996
                                                                --------       --------
                                                               (AS RESTATED
                                                               SEE  NOTE 5)
ASSETS
CURRENT ASSETS:
       Cash and equivalents .................................   $  1,739       $  1,055
       Advances - related party .............................       --            1,916
       Marketable securities - related party ................       --              777
       Receivables:
         Trade ..............................................        298            103
         Accounts with partners .............................        186            190
         Other ..............................................      1,029          1,177
       Materials and supplies ...............................        393            387
       Prepaid expenses and other ...........................         46              9
                                                                --------       --------
         Total current assets ...............................      3,691          5,614
                                                                --------       --------
     PROPERTY AND EQUIPMENT-SUCCESSFUL EFFORTS METHOD
       Wells, platforms and other production facilities .....     46,770         46,866
       Undeveloped acreage ..................................        826            808
       Equipment and other ..................................        427            342
                                                                --------       --------
                                                                  48,023         48,016
     Accumulated depreciation, depletion and amortization ...    (46,417)       (46,383)
                                                                --------       --------
         Net property and equipment .........................      1,606          1,633
                                                                --------       --------
     OTHER ASSETS:
       Other long-term assets ...............................        133            119
       Funds in escrow ......................................        370            370
                                                                --------       --------
     TOTAL ..................................................   $  5,800       $  7,736
                                                                ========       ========
     LIABILITIES AND STOCKHOLDERS' DEFICIT
      CURRENT LIABILITIES:
       Accounts payable .....................................   $  1,669       $  1,862
       Accrued liabilities ..................................      1,150          1,280
       Current portion of debt obligations ..................        373          3,918
                                                                --------       --------
         Total current liabilities ..........................      3,192          7,060
                                                                --------       --------
     FUTURE ABANDONMENT COSTS ...............................      4,942          4,942
     OTHER LONG TERM LIABILITIES ............................       --            1,000
                                                                --------       --------
       Total liabilities ....................................      8,134         13,002
                                                                --------       --------
     COMMITMENTS AND CONTINGENCIES
     STOCKHOLDERS' DEFICIT:
       Preferred stock, $25 par value, 10%
         cumulative dividend. 500,000 authorized
         shares; 90,000 shares issued and outstanding .......      2,250          2,250
       Common stock, $.10 par value, 15,000,000
         authorized shares; 8,870,864 shares issued of
         which 5,395 are in the treasury ....................        887            887
       Additional paid-in capital ...........................     11,262         11,401
       Accumulated deficit ..................................    (16,720)       (19,707)
     Net unrealized loss on non-current marketable securities       --              (84)
       Less treasury stock, at cost .........................        (13)           (13)
                                                                --------       --------
         Total stockholders' deficit ........................     (2,334)        (5,266)
                                                                --------       --------
     TOTAL ..................................................   $  5,800       $  7,736
                                                                ========       ========

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


                                                         Three Months Ended
                                                            March 31,
                                                    ---------------------------
                                                        1997           1996
                                                    -----------     -----------
                                                   (AS RESTATED
                                                    SEE NOTE 5)
REVENUES:
  Oil and gas sales ............................    $       442     $     1,871
  Gain on sale of assets .......................          3,331            --
                                                    -----------     -----------
    Total revenues .............................          3,773           1,871
                                                    -----------     -----------
OPERATING COSTS AND EXPENSES:
  Production expenses ..........................            262           1,222
  Exploration costs ............................             45              76
  Depreciation, depletion and amortization .....             34             595
  General and administrative expenses ..........            517             544
                                                    -----------     -----------
    Total operating costs ......................            858           2,437
                                                    -----------     -----------
OPERATING INCOME (LOSS) ........................          2,915            (566)
OTHER INCOME (EXPENSES):
  Interest income ..............................              2              49
  Interest expense and financing charges .......            (97)            (80)
  Other, net ...................................             84             (36)
                                                    -----------     -----------
    Total other expense ........................            (11)            (67)
                                                    -----------     -----------
NET INCOME (LOSS) ..............................          2,904            (633)
Preferred dividends ............................            (56)            (56)
                                                    -----------     -----------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
  STOCKHOLDERS .................................    $     2,848     $      (689)
                                                    ===========     ===========
INCOME (LOSS)  PER COMMON SHARE ................    $      0.32     $     (0.08)
                                                    ===========     ===========
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING ..................................      8,865,469       8,865,469
                                                    ===========     ===========

            SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)
                            (IN THOUSANDS OF DOLLARS)

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                    ---------------------------
                                                       1997            1996
                                                    -----------     -----------
                                                    (AS RESTATED
CASH FLOWS FROM OPERATING ACTIVITIES:                SEE NOTE 5)

Net income (loss) ..............................    $     2,904     $      (633)
Adjustments to reconcile net income (loss) to net
    Cash used in operating activities:
    Depreciation, depletion and amortization ...             34             595
    Exploration costs ..........................             46              76
    Gain on sale of assets .....................         (3,331)           --
Change in assets and liabilities that provided
  (used) cash:
    Accounts with partners .....................           (284)           (408)
    Trade receivables ..........................           (195)            (72)
    Other receivables ..........................            147            (156)
    Crude oil inventory ........................           --               951
    Prepaid expenses and other .................            (38)             14
    Accounts payable ...........................            352            (394)
    Accrued liabilities ........................           (315)           (155)
    Other (net) ................................            (53)             89
                                                    -----------     -----------
      Net cash used in operating activities ....           (733)            (93)
                                                    -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Exploration costs ..............................            (46)            (76)
Additions to property and equipment ............            (87)           (151)
Proceeds from sale of assets ...................          4,672            --
Other (net) ....................................           --                (4)
                                                    -----------     -----------
      Net cash provided by (used in) in investing
          activities ...........................          4,539            (231)
                                                    -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of debt obligations ....................         (4,545)           --
Advances from related parties (net) ............          1,423               2
                                                    -----------     -----------
      Net cash (used in) provided by  financing
          activities ...........................         (3,122)              2
                                                    -----------     -----------
NET CHANGE IN CASH AND EQUIVALENTS .............            684            (322)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD ....          1,055             701
                                                    -----------     -----------
CASH AND EQUIVALENTS AT END OF PERIOD ..........    $     1,739     $       379
                                                    ===========     ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Depletion costs previously capitalized in
          crude oil inventory ..................    $      --       $       533
    Net cash paid for interest and financing
          charges ..............................    $       142     $      --
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

4.    EARNINGS PER SHARE

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

5.    RESTATEMENT

      Subsequent to the issuance of the financial statements, the Company's management determined that a receivable payment was inadvertantly recorded to revenues net of operating expense. The accompanying financial statements have been modified accordingly. This results in a restatement of the Company's accounts receivable, revenues and operating expenses.

      A summary of the effects of the adjustments follows:

               (In thousands of dollars except per share amounts)

                                                   AS PREVIOUSLY
                                                      REPORTED      AS ADJUSTED
                                                    -----------     -----------
    As of March 31, 1997
         Other receivables .....................    $     1,387     $     1,029
         Accumulated deficit ...................        (16,362)        (16,720)
       For the three months ended
         March 31, 1997
           Oil and gas sales ...................            895             442
           Production expenses .................            357             262
           Net income (loss) ...................          3,262           2,904
           Net income (loss) attributable to
             Common stockholders ...............          3,206           2,848
           Income per common share .............           0.36            0.32

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

THREE  MONTHS  ENDED MARCH 31, 1997  COMPARED TO THREE  MONTHS ENDED MARCH 31,
1996

REVENUES

Total crude oil sales for the three months ended March 31, 1997 were $0.4 million, a decrease of $1.5 million, or 76%, as compared to $1.9 million for 1996. The 1996 revenues relate to the Company's oil production in the Philippines, which continues to decline. The 1997 revenues include revenues relating to the Philippines, as well as gas revenues relating to the Company's Gulf of Mexico operations.

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

EXPENSES

Production expenses for the three months ended March 31, 1997 were $0.3 million, a decrease of $0.9 million, or 79%, as compared to $1.2 million for the same period in 1996. The decrease is primarily due to declining production in the Philippines, offset by production costs incurred in the first quarter of 1997 relating to the Gulf of Mexico properties.

Depletion for 1997 relates to the Gulf of Mexico properties and no depletion expense was recorded in the first quarter of 1997 for the Philippine properties, as property was fully depleted. The 1996 amount reflects $0.6 million in depletion for the Philippine operations.

NET INCOME (LOSS)

Net income attributable to common stockholders for the three months ended March 31, 1997 was $2.8 million as compared to a net loss attributable to common stockholders of $0.7 million for the same period in 1996. The 1997 amount is primarily due to the recognition of a gain resulting from the sale of the Company's interests in India.

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

Dated March 2, 1998