Form 10QSB/A
period 1997-06-30
VAALCO ENERGY INC /DE/
filed 1998-03-04
CIK 894627

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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]  No  [ ].

      As of August 11, 1997 there were outstanding 15,466,527 shares of Common Stock, $.10 par value per share, of the registrant.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES

                              TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets
   June 30, 1997 (Unaudited)-as restated and December 31, 1996.........3
Statements of Consolidated Operations (Unaudited)
   Three and six months ended June 30, 1997-as restated and 1996.......4
Statements of Consolidated Cash Flows (Unaudited)
   Six months ended June 30, 1997-as restated and 1996.................5
Notes to Consolidated Financial Statements.............................6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS.................................9

PART II.  OTHER INFORMATION...........................................14

                     VAALCO ENERGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
              (IN THOUSANDS OF DOLLARS, EXCEPT PAR VALUE AMOUNTS)

                                                            JUNE 30,   DECEMBER 31,
                                                              1997         1996
                                                             --------    --------
                                                           (AS RESTATED
                                                            SEE NOTE 5)
ASSETS
CURRENT ASSETS:
  Cash and equivalents ...................................   $  1,434    $  1,055
  Advances - related party ...............................       --         1,916
  Marketable securities - related party ..................       --           777
  Receivables:
    Trade ................................................      1,097         103
    Accounts with partners ...............................        110         190
    Other ................................................        752       1,177
 Materials and supplies ..................................        391         387
  Prepaid expenses and other .............................         34           9
                                                             --------    --------
    Total current assets .................................      3,818       5,614
                                                             --------    --------
PROPERTY AND EQUIPMENT-SUCCESSFUL EFFORTS METHOD
  Wells, platforms and other production facilities .......     46,866      46,866
  Undeveloped acreage ....................................        840         808
  Equipment and other ....................................        355         342
                                                             --------    --------
                                                               48,061      48,016
Accumulated depreciation, depletion and amortization .....    (46,678)    (46,383)
                                                             --------    --------
    Net property and equipment ...........................      1,383       1,633
                                                             --------    --------
OTHER ASSETS:
    Funds in escrow ......................................        378         370
    Other long-term assets ...............................        132         119
                                                             --------    --------
TOTAL ....................................................   $  5,711    $  7,736
                                                             ========    ========
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Accounts payable .......................................   $  1,987    $  1,862
  Accrued liabilities ....................................      1,095       1,280
  Current portion of debt obligations ....................        198       3,918
                                                             --------    --------
    Total current liabilities ............................      3,280       7,060
                                                             --------    --------
FUTURE ABANDONMENT COSTS .................................      4,942       4,942
OTHER LONG TERM LIABILITIES ..............................       --         1,000
                                                             --------    --------
  Total liabilities ......................................      8,222      13,002
                                                             --------    --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
  Preferred stock, $25 par value, 10% cumulative dividend
    500,000 authorized shares; 90,000 shares issued and
    outstanding ..........................................      2,250       2,250
  Common stock, $.10 par value, 15,000,000 authorized
    shares; 8,870,864 shares issued of which 5,395 are
    in the treasury in 1997 and 1996 .....................        887         887
  Additional paid-in capital .............................     11,261      11,401
  Accumulated deficit ....................................    (16,896)    (19,707)
Net unrealized loss on non-current marketable securities .       --           (84)
  Less treasury stock, at cost ...........................        (13)        (13)
                                                             --------    --------
    Total stockholders' deficit ..........................     (2,511)     (5,266)
                                                             --------    --------
TOTAL ....................................................   $  5,711    $  7,736
                                                             ========    ========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                        THREE MONTHS ENDED            SIX MONTHS ENDED
                                             JUNE 30,                     JUNE 30,
                                    --------------------------    --------------------------
                                        1997          1996           1997           1996
                                    -----------    -----------    -----------    -----------
                                                                 (AS RESTATED
                                                                  SEE NOTE 5)
REVENUES:
  Oil and gas sales .............   $       820    $       292    $     1,262    $     2,163
  Gain on sale of assets ........             1          1,140          3,332          1,140
                                    -----------    -----------    -----------    -----------
    Total revenues ..............           821          1,432          4,594          3,303
OPERATING COSTS AND EXPENSES:
  Production expenses ...........           515            209            777          1,431
  Exploration costs .............            21             53             66            129
  Depreciation, depletion and
    amortization and impairment
    of properties ...............           268             23            302            618
  General and administrative
    expenses ....................           241            550            758          1,094
                                    -----------    -----------    -----------    -----------
    Total operating costs and
      expenses ..................         1,045            835          1,903          3,272
                                    -----------    -----------    -----------    -----------
OPERATING INCOME (LOSS) .........          (224)           597          2,691             31

OTHER INCOME (EXPENSES):
  Interest income ...............            18             22             20             71
  Interest expense and financing
    charges .....................           (19)           (73)          (116)          (153)
  Other, net ....................            48            (94)           132           (130)
                                    -----------    -----------    -----------    -----------
    Total other income (expenses)            47           (145)            36           (212)
                                    -----------    -----------    -----------    -----------
NET INCOME (LOSS) ...............          (177)           452          2,727           (181)
Preferred dividends .............          --              (56)           (56)          (113)
                                    -----------    -----------    -----------    -----------
NET INCOME (LOSS) ATTRIBUTABLE TO
  COMMON STOCKHOLDERS ...........   $      (177)   $       396    $     2,671    $      (294)
                                    ===========    ===========    ===========    ===========
INCOME (LOSS)  PER COMMON SHARE .   $     (0.02)   $      0.04    $      0.30    $     (0.03)
                                    ===========    ===========    ===========    ===========
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING ...................     8,865,469      8,865,469      8,865,469      8,865,469
                                    ===========    ===========    ===========    ===========

                   SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   VAALCO ENERGY, INC. AND SUBSIDIARIES
                   STATEMENTS OF CONSOLIDATED CASH FLOWS
                                (UNAUDITED)
                         (IN THOUSANDS OF DOLLARS)

                                                                SIX MONTHS
                                                               ENDED JUNE 30,
                                                            -------------------
                                                             1997        1996
                                                            -------     -------
                                                         (AS RESTATED
CASH FLOWS FROM OPERATING ACTIVITIES:                     SEE NOTE 5)

Net income (loss) ......................................    $ 2,727     $  (181)
Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
    Depreciation, depletion and amortization ...........        302         618
    Seismic and exploration costs ......................         66         115
    Gain on sale of assets .............................     (3,332)     (1,140)
Change in assets and liabilities that provided
(used) cash:
                                                                 (8)       --
    Funds in escrow
    Accounts with partners .............................       (315)     (1,162)
    Trade receivables ..................................       (994)       (131)
    Other receivables ..................................        425        (156)
    Crude oil inventory ................................       --           971
    Materials and supplies .............................        (64)        135
    Prepaid expenses and other .........................        (25)         50
    Accounts payable ...................................        819         430
    Accrued liabilities ................................       (424)       (387)
                                                            -------     -------
      Net cash used in operating activities ............       (823)       (838)
                                                            -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:

Seismic and exploration costs ..........................        (66)       (158)
Additions to property and equipment ....................       (108)       (453)
Proceeds from sale of assets ...........................      4,672       1,825
                                                            -------     -------
      Net cash provided by investing activities ........      4,498       1,343
                                                            -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings ...............................       --         1,000
Repayments of debt obligations .........................     (4,720)       (700)
Advances from related parties (net) ....................      1,424           3
                                                            -------     -------
      Net cash (used in) provided by financing
          activities ...................................     (3,296)        303
                                                            -------     -------
NET CHANGE IN CASH AND EQUIVALENTS .....................        379         808
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD ............      1,055         701
                                                            -------     -------
CASH AND EQUIVALENTS AT END OF PERIOD ..................    $ 1,434     $ 1,509
                                                            =======     =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Net cash paid for interest .........................    $   231     $   158
                                                            =======     =======
    Depletion costs previously capitalized in crude
      oil inventory ....................................    $  --       $   533
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

5.    RESTATEMENT

      Subsequent to the issuance of the financial statements, the Company's management determined that a receivable payment in the first quarter was inadvertantly recorded to revenues net of operating expense. Certain other immaterial reclassifications were made. The accompanying financial statements have been modified accordingly. This results in a restatement of the Company's accounts receivable, revenues and operating expenses.

      A summary of the effects of the adjustments follows:

                 (In thousands of dollars except per share amounts)

                                                   AS PREVIOUSLY
                                                     REPORTED      AS ADJUSTED
                                                   ------------    ------------
       As of June 30, 1997
         Accounts Receivable - Trade ...........   $      1,455    $      1,097
         Accumulated deficit ...................        (16,538)        (16,896)
       For the six months ended
         June 30, 1997
           Oil and gas sales ...................          1,715           1,262
           Production expenses .................            872             777
           Net income (loss) ...................          3,085           2,727
           Net income (loss)
             attributable to common
             stockholders ......................          3,029           2,671
           Income (loss) per common
             share .............................           0.34            0.30

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

Cash Flows Net cash provided by investing activities for the six months ended June 30, 1997 was $4.5 million, an increase of $3.2 million, as compared to $1.3 million for the same period in 1996. The 1997 amount reflects cash received from the sale of marketable securities and the sale of the Company's interest in India.

Net cash used in financing activities for the six months ended June 30, 1997 was $3.3 million, as compared to net cash provided by financing activities of $0.3 million for the same period in 1996. The 1997 amount reflects the payment of the Company's long term debt.

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

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

REVENUES

Total oil and gas sales for the three months ended June 30, 1997 were $0.8 million, an increase of $0.5 million, as compared to $0.3 million for the same period in 1996. The 1996 revenues relate to the Company's oil production in the Philippines. The 1997 revenues include revenues relating to the Philippines, as well as oil and gas revenues relating to the Company's Gulf of Mexico operations

The gain on sale of assets of $1.1 million, recognized in the three months ended June 30, 1996, was associated with the sale of the Company's interest in the PY-3 field in India.

OPERATING COSTS AND EXPENSES

Production expenses for the three months ended June 30, 1997 were $0.5 million, an increase of $0.3 million, as compared to $0.2 million for the same period in 1996. The increase is primarily due to production costs incurred in 1997 relating to the Gulf of Mexico operations.

General and administrative expenses for the three months ended June 30, 1997 were $0.2 million, a decrease of $0.4 million, or 56%, as compared to $0.6 million for the same period in 1996. The decrease is primarily due to reduced overhead costs in the Philippines and overhead reimbursements in Gabon and the Gulf of Mexico.

No preferred dividends were paid or accrued in the three months ending June 30, 1997. As part of the agreement to redeem the preferred stock in July, the preferred shareholders waived the right to preferred dividends beyond March 31, 1997.

Other income increased by $0.2 million to $0.05 million for the three months ending June 30, 1997 from a loss of $0.1 million for the comparable period in 1996. Certain inventory adjustments in 1996 accounted for the increase.

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

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

REVENUES

Total oil and gas sales for the six months ended June 30, 1997 were $1.3 million, a decrease of $0.9 million, or 42%, as compared to $2.2 million for the same period in 1996. The 1996 revenues relate to the Company's oil production in the Philippines, and included a final crude oil sale from the West Linapacan "A" Field. The 1997 revenues include revenues relating to the Philippines, as well as oil and gas revenues relating to the Company's Gulf of Mexico operations.

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

Production expenses for the six months ended June 30, 1997 were $0.8 million, a decrease of $0.6 million, or 46%, as compared to $1.4 million for the same period in 1996. The decrease is primarily due to reduced operating costs in the Philippines, offset by production costs incurred in 1997 relating to the Gulf of Mexico operations.

Depletion for 1997 relates to the Gulf of Mexico properties. No depletion expense was recorded in 1997 for the Philippine properties, as the property was fully depleted. The 1996 amount represents depletion of the Philippine properties.

General and administrative expenses for the six months ended June 30, 1997 were $0.8 million, a decrease of $0.3 million, or 31%, as compared to $1.1 million for the same period in 1996. The decrease is primarily due to reduced overhead costs in the Philippines and overhead reimbursements in Gabon and the Philippines.

Preferred dividends decreased from $0.1 million to $0.06 million due to the termination of dividend payments at March 31, 1997.

Other net income increased by $0.2 million to $0.0 million for the six months ending June 30, 1997 from a loss of $0.2 million for the comparable period in 1996. Certain inventory adjustments in 1996 accounted for the increase.

NET INCOME

Net income attributable to common stockholders for the six months ended June 30, 1997 was $2.7 million, compared to net loss attributable to common stockholders of $0.3 million for the same period in 1996. The 1997 income results from the recognition of a gain associated with the sale of marketable securities and the sale of the Company's interest in India.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

                  Exhibit  3.1* Certificate of Amendments to Certificate of
                                Incorporation, dated July 14, 1997, of the
                                Company.

                  Exhibit  3.2* Certificate of Amendments to Certificate of
                                Designation of 10% Cumulative Preferred Stock, Series A dated July 14, 1997, of the Company.

                  Exhibit 10.1* Registration Rights Agreement, dated July 28,
                                1997, by and among the Company, Jefferies &
                                Company, Inc. and the investors listed therein.

      27.   Financial Data Schedule
______________
* Previously Filed

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