Form 10QSB/A
period 1997-09-30
VAALCO ENERGY INC /DE/
filed 1998-03-04
CIK 894627

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

PART I.   FINANCIAL INFORMATION

CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets
   September 30, 1997 (Unaudited)-as restated and December 31, 1996....3
Statements of Consolidated Operations (Unaudited)
   Three and nine months ended September 30, 1997-as restated and 1996.4 Statements of Consolidated Cash Flows (Unaudited)
   Nine months ended September 30, 1997-as restated and 1996...........5
Notes to Consolidated Financial Statements.............................6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS................................10

PART II.  OTHER INFORMATION...........................................17

                    VAALCO ENERGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
              (IN THOUSANDS OF DOLLARS, EXCEPT PAR VALUE AMOUNTS)

                                                         SEPTEMBER 30,    DECEMBER 31,
                                                            1997              1996
                                                           --------         --------
                                                          (AS RESTATED
                                                           SEE NOTE 6)
CURRENT ASSETS:
  Cash and equivalents .................................   $  3,447         $  1,055
  Advances - related party .............................       --              1,916
  Marketable securities - related party ................       --                777
  Receivables:
    Trade ..............................................        766              103
    Accounts with partners .............................       --                190
    Other ..............................................        680            1,177
  Materials and supplies ...............................        389              387
  Prepaid expenses and other ...........................        268                9
                                                           --------         --------
    Total current assets ...............................      5,550            5,614
                                                           --------         --------
PROPERTY AND EQUIPMENT-SUCCESSFUL EFFORTS METHOD
  Wells, platforms and other production facilities .....     46,961           46,866
  Undeveloped acreage ..................................        840              808
  Equipment and other ..................................        547              342
                                                           --------         --------
                                                             48,348           48,016
Accumulated depreciation, depletion and amortization ...    (46,782)         (46,383)
                                                           --------         --------
    Net property and equipment .........................      1,566            1,633
                                                           --------         --------
OTHER ASSETS:
    Funds in escrow ....................................        393              370
    Other long-term assets .............................        378              119
                                                           --------         --------
TOTAL ..................................................   $  7,887         $  7,736
                                                           ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable .....................................      1,327         $  1,862
  Accrued liabilities ..................................         80            1,280
                                                                253             --
  Accounts with partners
  Current portion of debt obligations ..................       --              3,918
                                                           --------         --------
    Total current liabilities ..........................      1,660            7,060
                                                           --------         --------
FUTURE ABANDONMENT COSTS ...............................      4,942            4,942
OTHER LONG TERM LIABILITIES ............................       --              1,000
                                                           --------         --------
  Total liabilities ....................................      6,602           13,002
                                                           --------         --------
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $25 par value, 10% cumulative
    dividend. 500,000 authorized shares; 0 and
    90,000 shares issued and outstanding ...............       --              2,250
  Common stock, $.10 par value, 50,000,000 and
    15,000,000 authorized Shares, 15,566,527 and
    8,870,864 shares issued of which 5,395 are in
    the treasury in 1997 and 1996, respectively ........      1,557              887
  Additional paid-in capital ...........................     16,904           11,401
  Accumulated deficit ..................................    (17,163)         (19,707)
  Net unrealized loss on non-current marketable
    securities .........................................       --                (84)
  Less treasury stock, at cost .........................        (13)             (13)
                                                           --------         --------
    Total stockholders' equity (deficit) ...............      1,285           (5,266)
                                                           --------         --------
TOTAL ..................................................   $  7,887         $  7,736
                                                           ========         ========

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                            THREE MONTHS ENDED          NINE MONTHS ENDED
                                               SEPTEMBER 30,              SEPTEMBER 30,
                                           ----------------------    ----------------------
                                              1997         1996        1997         1996
                                           ---------    ---------    ---------    ---------
                                         (AS RESTATED               (AS RESTATED
                                          SEE NOTE 6)                SEE  NOTE 6)
REVENUES:
  Oil and gas sales ....................   $     472    $     228    $   1,734    $   2,391
  Gain (loss) on sale of assets ........          45          (59)       3,377        1,081
                                           ---------    ---------    ---------    ---------
    Total revenues .....................         517          169        5,111        3,472
OPERATING COSTS AND EXPENSES:
  Production expenses ..................         255          109        1,032        1,540
  Exploration costs ....................         (20)          82           46          211
  Depreciation, depletion and
    amortization .......................         103            4          405          622
  General and administrative
    expenses ...........................         389          368        1,147        1,462
                                           ---------    ---------    ---------    ---------
    Total operating costs and
      expenses .........................         727          563        2,630        3,835
                                           ---------    ---------    ---------    ---------
OPERATING INCOME (LOSS) ................        (210)        (394)       2,481         (363)

OTHER INCOME (EXPENSES):
  Interest income ......................          30            1           50           72
  Interest expense and financing
    charges ............................         (59)         (65)        (175)        (218)
  Other, net ...........................         (29)         (70)         103         (200)
                                           ---------    ---------    ---------    ---------
    Total other income (expenses) ......         (58)        (134)         (22)        (346)
                                           ---------    ---------    ---------    ---------
NET INCOME (LOSS) ......................        (268)        (528)       2,459         (709)
Preferred dividends ....................        --            (56)         (56)        (169)
                                           ---------    ---------    ---------    ---------
NET INCOME (LOSS) ATTRIBUTABLE TO

  COMMON STOCKHOLDERS ..................   $    (268)   $    (584)   $   2,403    $    (878)
                                           =========    =========    =========    =========
INCOME (LOSS) PER COMMON SHARE:
  PRIMARY ..............................   $   (0.02)   $   (0.06)   $    0.21    $   (0.10)
                                           =========    =========    =========    =========
  FULLY DILUTED ........................   $   (0.02)   $   (0.06)   $    0.21    $   (0.10)
                                           =========    =========    =========    =========

                    SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    VAALCO ENERGY, INC. AND SUBSIDIARIES
                   STATEMENTS OF CONSOLIDATED CASH FLOWS
                                (UNAUDITED)
                          (IN THOUSANDS OF DOLLARS)

                                                             NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                            -------------------
                                                             1997        1996
                                                            -------     -------
                                                          (AS RESTATED
                                                           SEE NOTE 6)
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss) ....................................    $ 2,459     $  (709)
  Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
    Depreciation, depletion and amortization ...........        405         622
    Seismic and exploration costs ......................         46         197
    Gain on sale of assets .............................     (3,377)     (1,081)
  Change in assets and liabilities that provided
    (used) cash:
    Funds in escrow ....................................        (23)       --
    Accounts with partners .............................       (335)     (1,275)
    Trade receivables ..................................       (663)        (65)
    Other receivables ..................................        497         (39)
    Crude oil inventory ................................       --           970
    Materials and supplies .............................        (69)        173
    Prepaid expenses and other .........................       (259)         47
    Accounts payable ...................................        680        (216)
    Accrued liabilities ................................       (592)       (266)
                                                            -------     -------
      Net cash used in operating activities ............     (1,231)     (1,642)
                                                            -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Seismic and exploration costs ........................        (46)       (197)
  Additions to property and equipment ..................       (525)       (488)
  Proceeds from sale of assets .........................      4,672       1,825
  Other ................................................       (301)          3
                                                            -------     -------
      Net cash provided by investing activities ........      3,800       1,143
                                                            -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings .............................       --         1,000
  Repayments of debt obligations .......................     (4,918)       (700)
  Advances from related parties (net) ..................      1,523           4
  Proceeds from the issuance of common stock ...........      3,218        --
                                                            -------     -------
      Net cash (used in)provided by financing
        activities .....................................       (177)        304
                                                            -------     -------
NET CHANGE IN CASH AND EQUIVALENTS .....................      2,392        (195)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD ............      1,055         701
                                                            -------     -------
CASH AND EQUIVALENTS AT END OF PERIOD ..................    $ 3,447     $   506
                                                            =======     =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Net cash paid for interest ...........................    $   290     $   158
                                                            =======     =======
  Depletion costs previously capitalized in crude
    oil inventory ......................................    $  --       $   541
                                                            =======     =======
  Non-cash items
    Redemption of 90,000 shares of $25 par value
      preferred stock by issuance of 2.25 million
      common shares ....................................    $(2,250)    $  --
                                                            =======     =======
    Issuance of 490,663 common shares for unpaid
      dividends ........................................    $  (491)    $  --
                                                            =======     =======
    Issuance of 355,000 common shares for accrued
      liabilities ......................................    $  (355)    $  --
                                                            =======     =======
    Issuance of 100,000 common shares for lease
      acquisition costs ................................    $  (100)    $  --
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

      In July 1997, the Company completed a private placement of four million shares of common stock. Certain selling shareholders accounted for 500,000 of the private placement shares. The private placement resulted in $3.2 million net proceeds to the Company. Concurrent with the private placement of equity, the Company redeemed all of the issued and outstanding shares of its 10% Cumulative Series A Preferred Stock. Payment of the redemption price and payment of accrued and unpaid dividends were satisfied by the issuance of an aggregate of 2,740,663 shares of Common Stock. Additionally, the Company issued 355,000 shares to settle $355,000 of unpaid obligations of the Company. Total shares issued by the Company in conjunction with these transactions were 6,595,663 shares. In September 1997, the Company issued 100,000 shares of stock to Allegro Investments, Inc. as payment for certain lease acquisition costs associated with approximately 1,200 acres in Goliad County, Texas.

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

      Oriental also seeks $1.0 million from the Company for Oriental's share of a well drilled by the Company in the wrong location during 1993 under Service Contract 14. It is possible other members of the consortium may assert claims against the Company for costs of the mislocated well, although no claims have been asserted to date. The Company cannot presently estimate the liability, if any, that it may have to Oriental and the other members of the consortium. However, if Orientals's claims in arbitration are successful the Company's liability to Oriental and the other members of the consortium would be approximately $2.0 million, which would have a material adverse effect on the Company. The Company has put forth a number of defenses in the arbitration which if successful will substantially reduce any exposure it may have for the mislocated well, and plans to vigorously defend itself in arbitration. No assurances can be made, however, as to the outcome of the arbitration.

6.    RESTATEMENT

      Subsequent to the issuance of the financial statements, the Company's management determined that a receivable payment in the first quarter was inadvertantly recorded to revenues net of operating expense, and in the third quarter, an entry was erroneously recorded to wells, platforms and other production facilities. The accompanying financial statements have been modified accordingly.

      Additionally, the 100,000 shares issued to Allegro were recorded in the third quarter.

      A summary of the effects of the adjustments follows:

                 (In thousands of dollars except per share amounts)

                                                  AS PREVIOUSLY
                                                     REPORTED      AS ADJUSTED
                                                   ------------    ------------
       As of September 30, 1997
         Accounts Receivable - Trade ...........   $        588    $        766
         Wells, platforms and  other
           production facilities ...............         47,319          46,961
         Accumulated deficit ...................        (16,984)        (17,163)
       For the three months ended
         September 30, 1997
           Oil and gas sales ...................            294             472
           Net income (loss) ...................           (446)           (268)
           Net income (loss)
             attributable to
             common stockholders ...............           (446)           (268)
           Income (loss) per common share
             Primary ...........................          (0.03)          (0.02)
             Fully diluted .....................          (0.03)          (0.02)
       For the nine months ended
         September 30, 1997
           Oil and gas sales ...................          2,009           1,734
           Production expenses .................          1,127           1,032
           Net income (loss) ...................          2,639           2,459
           Net income (loss) attributable to
             Common stockholders ...............          2,583           2,403
           Income (loss)  per common share
             Primary ...........................           0.23            0.21
             Fully diluted .....................           0.22            0.21

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

In July 1997, the Company completed a private placement of four million shares of common stock. Certain selling shareholders accounted for 500,000 of the private placement shares. The private placement resulted in $3.2 million net proceeds to the Company. Concurrent with the private placement of equity, the Company redeemed all of the issued and outstanding shares of its 10% Cumulative Series A Preferred Stock. Payment of the redemption price and payment of accrued and unpaid dividends were satisfied by the issuance of an aggregate of 2,740,663 shares of Common Stock. Additionally, the Company issued 355,000 shares to settle $355,000 of unpaid obligations of the Company. Total shares issued by the Company in conjunction with the transaction was 6,595,663 shares. In September 1997, the Company issued 100,000 shares of stock to Allegro Investments, Inc. as payment for certain lease acquisition costs associated with approximately 1,200 acres in Goliad County, Texas.

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

Cash Flows

Net cash used in operating activities was $1.2 million for the nine months ending September 30, 1997. This compares to net cash used in operating activities of $1.6 million for the comparable period in 1996. Net cash was used in both periods to reduce accounts payable, advances and accrued liabilities.

Net cash provided by investing activities for the nine months ended September 30, 1997 was $3.8 million, an increase of $2.7 million, as compared to $1.1 million for the same period in 1996. The 1997 amount reflects cash received from the sale of marketable securities and the sale of the Company's interest in India. This is partially offset by additions to property and equipment in 1997 of $0.5 million.

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

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

REVENUES

Total oil and gas sales for the three months ended September 30, 1997 were $0.5 million, an increase of $0.2 million, as compared to $0.2 million for the same period in 1996. The 1996 revenues relate to the Company's oil production in the Philippines. The 1997 revenues include revenues relating to the Philippines, as well as oil and gas revenues relating to the Company's Gulf of Mexico operations.

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

NET INCOME

Net loss attributable to common stockholders for the three months ended September 30, 1997 was $0.3 million, compared to a net loss attributable to common stockholders of $0.6 million for the same period in 1996. Both losses were primarily operating losses.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

REVENUES

Total oil and gas sales for the nine months ended September 30, 1997 were $1.7 million, a decrease of $0.7 million, or 27%, as compared to $2.4 million for the same period in 1996. The 1996 revenues relate to the Company's oil production in the Philippines, and included a final crude oil sale from the West Linapacan "A" Field. The 1997 revenues include revenues relating to the Philippines, as well as oil and gas revenues relating to the Company's Gulf of Mexico operations.

The gain on sale of assets of $3.4 million, recognized in the nine months ended September 30, 1997, was associated with the sale of marketable securities and the sale of the Company's interest in India. The gain on sale of assets of $1.1 million, recognized in the nine months ended September 30, 1996, was associated with the sale of the Company's interest in the PY-3 field in India.

OPERATING COSTS AND EXPENSES

Production expenses for the nine months ended September 30, 1997 were $1.0 million, a decrease of $0.5 million, or 33%, as compared to $1.5 million for the same period in 1996. The decrease is primarily due to reduced operating costs in the Philippines, offset by production costs incurred in 1997 relating to the Gulf of Mexico operations.

Depletion for 1997 of $0.4 million relates to the Gulf of Mexico properties. The 1996 amount represents depletion of the Philippine properties which were fully depleted during that year.

General and administrative expenses for the nine months ended September 30, 1997 were $1.1 million, a decrease of $0.3 million, or 22%, as compared to $1.5 million for the same period in 1996. The decrease is primarily due to reduced overhead costs in the Philippines and overhead reimbursements in Gabon and the United States.

Preferred dividends decreased from $0.2 million to $0.06 million due to the termination of dividend payments at March 31, 1997. This was followed by the redemption of the Preferred Stock in July 1997.

Other expense decreased by $0.3 million to $0.02 million for the nine months ending September 30, 1997 from an expense of $0.3 million for the comparable period in 1996. Certain inventory adjustments in 1996 accounted for the increase.

NET INCOME

Net income attributable to common stockholders for the nine months ended September 30, 1997 was $2.4 million, compared to net loss attributable to common stockholders of $0.9 million for the same period in 1996. The 1997 income results from the recognition of a gain associated with the sale of marketable securities and the sale of the Company's interest in India.

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

Oriental also seeks $1.0 million from the Company for Oriental's share of a well drilled by the Company in the wrong location during 1993 under Service Contract
14. It is possible other members of the consortium may assert claims against the Company for costs of the mislocated well, although no claims have been asserted to date. The Company cannot presently estimate the liability, if any, that it may have to Oriental and the other members of the consortium. However, if Oriental's claims in arbitration are successful, the Company's liability to Oriental and the other members of the consortium would be approximately $2.0 million, which would have a material adverse effect on the Company. The Company has put forth a number of defenses in the arbitration which if successful will substantially reduce any exposure it may have for the mislocated well, and plans to vigorously defend itself in arbitration. No assurances can be made, however, as to the outcome of the arbitration.

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

In September 1997, the Company issued 100,000 shares of stock to Allegro Investments, Inc. as payment for certain lease acquisition costs associated with approximately 1,200 acres in Goliad County, Texas.

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