Form 10KSB
period 1997-12-31
VAALCO ENERGY INC /DE/
filed 1998-03-30
CIK 894627

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                   FORM 10-KSB

(Mark One)

        |X|     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997
                                       OR

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

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No X .

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB .

        The registrant's revenues for the fiscal year ended December 31, 1997 were $6,437,354.

        The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates as of March 23, 1998 was $20,955,283 based upon the closing price as of such date.

        As of March 23, 1998, there were outstanding 15,566,527 shares of Common Stock, $.10 par value per share, of the registrant.

        Documents incorporated by reference: Definitive proxy statement of VAALCO Energy, Inc. relating to the Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year covered by this Form, which is incorporated into Part III of this 10-KSB.

                               VAALCO ENERGY, INC.

                                TABLE OF CONTENTS

                                     PART I

Item 1.        Business...............................................................3

Item 2.        Properties............................................................14

Item 3.        Legal Proceedings.....................................................20

Item 4.        Submission of Matters to a Vote of Security Holders...................20

                                     PART II

Item 5.        Market for Common Equity and Related
               Stockholder Matters...................................................21

Item 6.        Management's Discussion and Analysis or Plan
               of Operations.........................................................22

Item 7.        Financial Statements and Supplementary Data...........................26

Item 8.        Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure................................48

                                    PART III

Item 13.       Exhibits and Reports on Form 8-K......................................49

                                     PART I

ITEM 1. BUSINESS

BACKGROUND

        VAALCO Energy, Inc., a Delaware corporation, is a Houston-based independent energy company principally engaged in the acquisition, exploration, development and production of crude oil and natural gas. As used herein, the terms "Company" and "VAALCO" mean VAALCO Energy, Inc. and its subsidiaries, unless the context otherwise requires. VAALCO owns producing properties and conducts exploration activities internationally in the Philippines and domestically in the Texas Gulf Coast area, and has recently begun international exploration activities in Gabon in West Africa.

        VAALCO was incorporated in Delaware in 1989. VAALCO's Philippine subsidiaries include Alcorn (Philippines) Inc. and Alcorn (Production) Philippines Inc. VAALCO's Gabon subsidiaries are VAALCO Gabon (Equata), Inc., VAALCO Gabon (Etame), Inc., VAALCO Production (Gabon), Inc. and VAALCO Energy (Gabon), Inc. VAALCO (USA), Inc. holds interests in certain properties in the United States.

RECENT DEVELOPMENTS

Hunt Transaction

        In February 1998, the Company agreed to acquire from the 1818 Fund all of the outstanding capital stock of 1818 Corp. in exchange for 10,000 shares of New Preferred Stock. The assets of 1818 Corp. consist of a 7.5% limited partnership interest in Hunt, a partnership that explores for high risk, large reserve accumulations, generally targeting deposits which pre-drilling seismic and other data indicate to have potential in excess of 100 MMBOE. Hunt has entered into production sharing contracts and other arrangements which entitle it to explore for oil and gas, both onshore and offshore, in countries including Argentina, Canada, Ethiopia, Ghana, Niger and Peru. The general partner of Hunt is Hunt Overseas Operating Company ("HOOC"), a subsidiary of Hunt Oil Company. The closing of the Hunt transaction is subject, among other things, to the Company raising $5.0 million of additional capital through a private placement of Common Stock and the execution of certain agreements pertaining to the Paramount joint venture. There can be no assurance that the Company will successfully raise the new capital, execute the Paramount joint venture agreements, or that the Hunt transaction will close. If the Hunt transaction does close, it will be accounted for as a reverse acquisition, and 1818 Corp. will be the acquiring entity for accounting purposes.

        Under the partnership agreement of Hunt, the Company will have an obligation to contribute an estimated $6.1 million to fund its share of the exploration costs of Hunt. In addition, if Hunt discovers oil or gas deposits, the Company will be required to contribute an additional $7.5 million to fund appraisal costs. The 1818 Fund has agreed that, immediately prior to the closing, 1818 Corp. will deposit cash in the amount of $13.6 million (or such lesser amount as is equal to 1818 Corp.'s unfunded capital commitment) with a commercial bank that will hold such cash as collateral for a letter of credit issued in favor of Hunt to secure the Company's obligations to make future capital contributions. If Hunt does not call such capital contributions as provided in the partnership agreement of Hunt, the cash collateral will be released to the Company.

        The 1818 Fund has agreed to acquire for cash an additional $5.0 million of common stock of VAALCO ("Common Stock") at a price per share equal to the lesser of $2.50 per share and the price paid by investors net of placement fees. A minimum of $5.0 million of Common Stock must be privately placed with investors for the 1818 Fund to acquire the additional $5.0 million of Common Stock. These amounts will be used to fund the Company's capital expenditure program, including investments in the Paramount joint venture and possible future acquisitions, and for general corporate purposes. There can be no assurances that the private placement will be successfully completed.

        If the Hunt transaction is closed, the holders of the New Preferred Stock will have the right to appoint three directors of the Company, voting separately as a class. In addition, the holders of the New Preferred Stock will have the right to vote as a class with the holders of Common Stock on all matters submitted to a vote of the holders of Common Stock on an "as converted basis." Following the Offering, the 1818 Fund will own Common Stock and New Preferred Stock which will in the aggregate represent approximately 60.2% of the outstanding voting power of the Company on an as converted basis (excluding options and warrants), and will therefore have the ability to control the vote on all matters submitted to a vote of the holders of the Common Stock, including the election of directors.

Paramount Agreement

In October 1997, the Company agreed to form a joint venture with Paramount Petroleum, Inc. ("Paramount") to conduct exploration activities primarily in the onshore Gulf Coast area, including Alabama, Mississippi and Louisiana, ("Paramount joint venture"). The agreement will entitle the Company to acquire, at its option, 25% of any prospect generated by the joint venture, on a non-promoted basis taking into account the Company's interest in the joint venture. The joint venture agreement will also provide for sharing of any revenues attributable to prospects generated by the joint venture and sold to others. The Company has committed to expend $3.0 million to fund overhead, leases, seismic and other amounts in connection with the joint venture, $0.7 million of which has been funded as of the date of this filing. The Company has agreed to post a letter of credit to secure such commitment. The closing of the Hunt transaction and the private placement are contingent upon the formation of the Paramount joint venture.

Sale of Gulf of Mexico Properties

        During December 1997, the Company sold its interest in the High Island and West Cameron Blocks in the Gulf of Mexico for $506,000 and the assumption by the purchaser of $665,500 of abandonment costs. The Company recognized a $0.9 million gain in connection with such sale.

GENERAL

        The Company's strategy is to increase reserves and production in a cost-effective manner through a program that balances lower risk acquisitions and exploratory drilling on VAALCO's domestic acreage with high potential international prospects. Internationally, financial exposure and political risk are mitigated through alliances with experienced industry partners who fund the majority of required capital.

INTERNATIONAL

        The Company's international strategy is to pursue selected opportunities that are characterized by reasonable entry costs, favorable economic terms, high reserve potential relative to capital expenditures and the availability of existing technical data that may be further developed using current technology. The Company believes that it has unique management and technical expertise in identifying international opportunities and establishing favorable operating relationships with host governments and local partners familiar with the local practices and infrastructure.

        The Company owns interests in five production platforms and other infrastructure offshore of the Philippines in Service Contracts No. 14 and No.
6. In Gabon, the Company is an owner in two offshore blocks, the Equata Block and the Etame Block.

        During 1997, an Australian oil company acquired 132,000 line kilometers of 3-D seismic data over Service Contracts No. 14 and No. 6 in the Philippines in exchange for a farm out of interests in the Service Contracts. The Company expects that the seismic data will be processed and interpreted in the first half of 1998. In Gabon, the Company farmed out an internally generated exploration prospect to Western Atlas Afrique, Ltd. ("Western Atlas") in exchange for an agreement by Western Atlas to conduct a 320 square kilometer seismic survey and to pay 80% of the costs of an initial exploration well (up to $4.7 million). In exchange, Western Atlas received a 65% working interest in the production sharing contract. The Company expects to begin drilling this well in April 1998.

DOMESTIC

        The Company's domestic strategy is to build near-term cash flows to fund its international exploration activities through focused acquisition of domestic properties that have significant exploration potential, increasing production from existing fields with the application of the Company's technical and operating expertise and participating in exploration through farm out and other arrangements. Recognizing that international operations are subject to greater social, economic and political volatility, the Company seeks to build a stable domestic production and reserve base that will permit the Company to continue to participate in more high-risk international projects with greater reserve potential. The Company owns an interest in 8,000 acres onshore Texas and has interest in producing fields in the Gulf of Mexico. The Company sold interests in five platforms in High Island and West Cameron in the Gulf of Mexico on December 31, 1997.

CUSTOMERS

        Substantially all of the Company's crude oil and natural gas is sold at the well head at posted or indexed prices under short term contracts, as is customary in the industry. For the years ended December 31, 1997 and 1996, one purchaser of the Company's crude oil accounted for essentially all of the Company's total crude oil sales. During 1997 a second purchaser accounted for in excess of 90 percent of the Company's domestic gas sales. The Company markets its crude oil share in the Philippines under an agreement with SeaOil Corporation, a local Philippines refiner ("SeaOil"). While the loss of this buyer might have a material effect on the Company in the near term, management believes that the Company would be able to obtain other customers for its crude oil.

EMPLOYEES

        As of December 31, 1997, the Company had 28 full-time employees, 20 of which were located in the Philippines. The Company is not subject to any collective bargaining agreements and believes its relations with its employees are satisfactory.

COMPETITION

        The oil and gas industry is highly competitive. Competition is particularly intense with respect to acquisitions of desirable oil and gas reserves. There is also competition for the acquisition of oil and gas leases suitable for exploration and the hiring of experienced personnel. Competition also exists with other industries in supplying the energy needs of consumers. In addition, the producing, processing and marketing of oil and gas is affected by a number of factors beyond the control of the Company, the effects of which cannot be accurately predicted.

        The Company's competition for acquisitions, exploration, development and production include the major oil and gas companies in addition to numerous independent oil companies, individual proprietors, drilling and acquisition programs and others. Many of these competitors possess financial and personnel resources substantially in excess of those available to the Company, giving those competitors an enhanced ability to pay for desirable leases and to evaluate, bid for and purchase properties or prospects. The ability of the Company to generate reserves in the future will depend on its ability to select and acquire suitable producing properties and prospects for future drilling and exploration.

RISK FACTORS

CHANGE OF CONTROL

        If the Hunt transaction and the conditions to closing thereto are consummated, the 1818 Fund will own Common Stock and New Preferred Stock which will vote as a class with the Common Stock on an as converted basis, and which will in the aggregate represent approximately 60.2% of the outstanding voting power of the Company on an as converted basis (excluding options and warrants). In addition, the terms of the New Preferred Stock to be acquired by the 1818 Fund provide that while the New Preferred Stock is outstanding, the holders of New Preferred Stock voting together as a class will be entitled to elect three directors of the Company.

Accordingly, the 1818 Fund will be able to control all matters submitted to a vote of the stockholders of the Company, including the election of directors.

        In connection with the Hunt transaction, the Company has agreed to make certain changes to its bylaws which will require that at least a majority of the directors constituting the entire board of directors, which majority must include at least one of the directors elected by the holders of New Preferred Stock, approve each of the following transactions effected by either the Company or, as applicable, any subsidiary of the Company: any issuance of or agreement to issue any equity securities, including securities convertible into or exchangeable for such equity securities (other than issuances pursuant to an employee benefit plan); the declaration of any dividend; the incurrence, assumption of or refinancing of indebtedness; the adoption of any employee stock option or similar plan; entering into employment or consulting agreements with annual compensation exceeding $100,000; any merger or consolidation; the sale, conveyance, exchange or transfer of the voting stock or all or substantially all of the assets; the sale or other disposition to another person, or purchase, lease or other acquisition from another person, of any material assets, rights or properties; certain expenditures in excess of $300,000; the formation of any entity that is not wholly-owned by the Company; material changes in accounting methods or policies; any amendment, modification or restatement of the certificate of incorporation or bylaws; the settlement of any claim or other action against the Company or subsidiary in an amount in excess of $50,000; approval or amendment of the annual operating budget; any other action which is not in the ordinary course of business; and the agreement to take any of the foregoing actions. Accordingly, none of the foregoing actions can be taken by the Company without the approval of at least one director designated by the holders of the New Preferred Stock.

VOLATILITY OF OIL AND GAS PRICES AND MARKETS

        The Company's revenues, cash flow, profitability and future rate of growth are substantially dependent upon prevailing prices for oil and gas. The Company's ability to borrow funds and to obtain additional capital on attractive terms is also substantially dependent on oil and gas prices. The Company's production in the Philippines (representing substantially all of the Company's oil production since 1994) is from mature offshore fields with high production costs. The Company's margin on sales from these fields (the price received for oil less the production costs for the oil) is lower than the margin on oil production from many other areas. As a result, the profitability of the Company's production in the Philippines is affected more by changes in prices than production located in other areas. Historically, oil and gas prices and markets have been volatile and are likely to continue to be volatile in the future. Prices for oil and gas are subject to wide fluctuations in response to relatively minor changes in supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond the control of the Company. These factors include international political conditions, the domestic and foreign supply of oil and gas, the level of consumer demand, weather conditions, domestic and foreign governmental regulations, the price and availability of alternative fuels and overall economic conditions. In addition, various factors, including the availability and capacity of gas gathering systems and pipelines, the effect of federal, state and foreign regulation of production and transportation, general economic conditions, changes in supply due to drilling by other producers and changes in demand may adversely affect the Company's ability to market its oil and gas production. Any significant decline in the price of oil or gas would adversely affect the Company's revenues, operating income, cash flows and borrowing capacity and may require a reduction in the carrying value of the Company's oil and gas properties and its planned level of capital expenditures.

        The recent downturn in certain of the economies in Asia has resulted in a substantial oversupply of fuel oil in the area. The Company's Philippine production competes as an energy source with fuel oil, so the price received for the Company's production is being adversely affected by market instability and the current oversupply of fuel oil in the area. For example, average prices during January 1998 were $7.50 per Bbl, compared with $9.00 per Bbl in January 1997. Although the Company believes the oversupply of fuel oil will not be permanent, no assurances can be given as to the length of time that will be required to return the supplies of fuel oil to normal.

REPLACEMENT OF RESERVES

        The Company's future success depends upon its ability to find, develop or acquire additional oil and gas reserves that are economically recoverable. Except to the extent that the Company conducts successful exploration or development activities or acquires properties containing proved reserves, the estimated net proved reserves of the Company will generally decline as reserves are produced. There can be no assurance that the Company's planned development and exploration projects and acquisition activities will result in significant additional reserves or that the Company will have continuing success drilling productive wells at economic finding costs. The drilling of oil and gas wells involves a high degree of risk, especially the risk of dry holes or of wells that are not sufficiently productive to provide an economic return on the capital expended to drill the wells. In addition, the Company's drilling operations may be curtailed, delayed or canceled as a result of numerous factors, including title problems, weather conditions, political instability, economic/currency imbalances, compliance with governmental requirements and shortages or delays in the delivery of equipment and availability of drilling rigs. Certain of the Company's oil and gas properties are operated by third parties or may be subject to operating committees controlled by national oil companies and, as a result, the Company has limited control over the nature and timing of exploration and development of such properties or the manner in which operations are conducted on such properties.

SUBSTANTIAL CAPITAL REQUIREMENTS

        The Company makes, and will continue to make, substantial capital expenditures for the acquisition, exploitation, development, exploration and production of oil and gas reserves. Historically, the Company has financed these expenditures primarily with cash flow from operations, asset sales, private sales of equity, bank borrowings and purchase money debt. The Company believes that it will have sufficient capital to finance planned capital expenditures through 1998. If revenues decrease as a result of lower oil and gas prices, operating difficulties or declines in reserves, the Company may have limited ability to finance planned capital expenditures in the future. There can be no assurances that additional equity financing or cash generated by operations or borrowings will be available to meet these requirements.

        The partnership agreement of Hunt obligates the Company to contribute, when requested by Hunt, up to $6.1 million to fund Hunt's exploration program. In addition, if Hunt discovers oil, the Company may be required to contribute an additional $7.5 million to fund the appraisal of the discovery. The 1818 Fund has agreed that, immediately prior to the closing of the Hunt transaction, 1818 Corp. will have $13.6 million in cash (or such lesser amount as is equal to 1818 Corp.'s unfunded capital commitment), and will use such cash as collateral for a letter of credit in favor of Hunt to secure 1818 Corp.'s obligation to make capital contributions to Hunt. If Hunt does not call such capital contributions as provided in the partnership agreement of Hunt, the cash collateral will be released to the Company.

        The Company has committed to invest $3.0 million in the Paramount joint venture, of which $0.7 million has already been funded as of the date of this filing. There can be no assurance that the Company will realize a return on this investment or that the Company's investment in the Paramount joint venture will be successful.

HISTORY OF LOSSES

        The Company incurred net losses (after preferred dividends requirement) of $12.3 million, $8.2 million, $7.2 million and $0.6 million for each of the years ended December 31, 1993, 1994, 1995 and 1996, respectively. For the year ended December 31, 1997, the Company reported net income (after preferred dividends requirement and including a $4.2 million gain on sale of assets) of $2.3 million. No assurance can be made that the Company will operate profitably in the future. The likelihood of the Company's future profitability must be considered in light of the financial, business and operating risks, expenses, difficulties, and delays frequently encountered in connection with the oil and gas acquisition, exploration, development and production business in which the Company is engaged.

DRILLING RISKS

        Drilling activities are subject to many risks, including the risk that no commercially productive reservoirs will be encountered. There can be no assurance that new wells drilled by the Company will be productive or that the Company will recover all or any portion of its investment. Drilling for oil and natural gas may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. The cost of drilling, completing and operating wells is often uncertain and cost overruns are common. The Company's drilling operations may be curtailed, delayed or canceled as a result of numerous factors, many of which are beyond the Company's control, including title problems, weather conditions, compliance with governmental requirements and shortages or delays in the delivery of equipment and services.

OPERATING HAZARDS AND UNINSURED RISKS

        The oil and gas business involves a variety of operating risks, including fire, explosions, blow-outs, pipe failure, casing collapse, abnormally pressured formations and environmental hazards such as oil spills, gas leaks, ruptures and discharges of toxic gases, the occurrence of any of which could result in substantial losses to the Company due to injury and loss of life, severe damage to and destruction of property, natural resources and equipment, pollution and other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations. The Company's production facilities are also subject to hazards inherent in marine operations, such as capsizing, sinking, grounding, collision and damage from severe weather conditions. The relatively deep offshore drilling conducted by the Company overseas involves increased drilling risks of high pressures and mechanical difficulties, including stuck pipe, collapsed casing and separated cable. The impact that any of these risks may have upon the Company is increased due to the low number of producing properties owned by the Company. The Company and operators of properties in which it has an interest maintain insurance against some, but not all, potential risks; however, there can be no assurance that such insurance will be adequate to cover any losses or exposure for liability. The occurrence of a significant unfavorable event not fully covered by insurance could have a material adverse effect on the Company's financial condition and results of operations. Furthermore, the Company cannot predict whether insurance will continue to be available at a reasonable cost or at all.

UNCERTAINTIES IN ESTIMATING RESERVES AND FUTURE NET CASH FLOWS

        There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves, including many factors beyond the control of the Company. Reserve engineering is a subjective process of estimating the underground accumulations of oil and gas that cannot be measured in an exact manner. The estimates in this document are based on various assumptions required by the Commission, including unescalated prices and costs and capital expenditures, and, therefore, are inherently imprecise indications of future net revenues. Actual future production, revenues, taxes, operating expenses, development expenditures and quantities of recoverable oil and gas reserves may vary substantially from those assumed in the estimates. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves set forth in this document. In addition, the Company's reserves may be subject to downward or upward revision based upon production history, results of future development, availability of funds to acquire additional reserves, prevailing oil and gas prices and other factors. Moreover, the calculation of the estimated present value of the future net revenue using a 10% discount rate as required by the Commission is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with the Company's reserves or the oil and gas industry in general.

        It is also possible that reserve engineers may make different estimates of reserves and future net revenues based on the same available data. In calculating reserves on a BOE basis, gas was converted to oil at the ratio of six Mcf of gas to one Bbl of oil. While this conversion ratio approximates the energy equivalent of oil and gas on a Btu basis, it may not represent the relative prices received by the Company on the sale of its oil and gas production.

        The estimated future net revenues attributable to the Company's net proved reserves are prepared in accordance with Commission guidelines, and are not intended to reflect the fair market value of the Company's reserves. In accordance with the rules of the Commission, the Company's reserve estimates are prepared using period end prices received for oil and gas. Future reductions in prices below those prevailing at year end 1997 would result in the estimated quantities and present values of the Company's reserves being reduced.

        A substantial portion of the Company's proved reserves are or will be subject to service contracts, production sharing contracts and other arrangements. The quantity of oil and gas the Company will ultimately receive under these arrangements will differ based on numerous factors, including the price of oil and gas, production rates, production costs, cost recovery provisions and local tax and royalty regimes. Changes in many of these factors do not affect estimates of U.S. reserves in the same way they affect estimates of proved reserves in foreign jurisdictions, or will have a different affect on reserves in foreign countries than in the United States. As a result, proved reserves in foreign jurisdictions may not be comparable to proved reserve estimates in the United States.

FOREIGN OPERATIONS

        The Company's international assets and operations are subject to various political, economic and other uncertainties, including, among other things, the risks of war, expropriation, nationalization, renegotiation or nullification of existing contracts, taxation policies, foreign exchange restrictions, changing political conditions, international monetary fluctuations, currency controls and foreign governmental regulations that favor or require the awarding of drilling contracts to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. In addition, if a dispute arises with foreign operations, the Company may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons, especially foreign oil ministries and national oil companies, to the jurisdiction of the United States.

        The Company's private ownership of oil and gas reserves under oil and gas leases in the United States differs distinctly from its ownership of foreign oil and gas properties. In the foreign countries in which the Company does business, the state generally retains ownership of the minerals and consequently retains control of (and in many cases, participates in) the exploration and production of hydrocarbon reserves. Accordingly, operations outside the United States may be materially affected by host governments through royalty payments, export taxes and regulations, surcharges, value added taxes, production bonuses and other charges.

        Certain of the Company's producing properties are located offshore Palawan Island in the Philippines, and, consequently, a portion of the Company's assets is subject to regulation by the government of the Philippines. Although there has been unrest and uncertainty in the Philippines, to date, the country's Office of Energy Affairs has been largely unaffected by political changes. The Company has operated in the Philippines since 1985 and believes that it has good relations with the current Philippine government. However, there can be no assurance that present or future governmental regulation in the Philippines will not materially adversely affect the operations or cash flows of the Company.

        All of the Company's current Philippine producing properties are located in fields covered under Service Contract No. 14. To obtain favorable tax treatment, at least 15 percent of Service Contract No. 14 must be owned by Philippine nationals. Residents of the Philippines currently own in excess of 15% of Blocks A, B, C and D of Service Contract 14, including 71% of Block C. The Company's ability to export oil produced in the Philippines is restricted by the terms of Service Contract No. 14. The Company currently sells its oil production within the Philippines and therefore may be exposed to foreign currency risk.

INVESTMENT IN HUNT

        While there is no assurance that the Hunt transaction will close, upon consummation of the Hunt transaction, the Company will be a limited partner in Hunt. All decisions concerning the operations of Hunt will be made by the general partner without the consent or input of the limited partners. Accordingly, the Company will not be able to influence decisions with respect to operations of Hunt, including decisions regarding the purchase of concessions and other interests, exploration and development operations (including the location, testing, completing or plugging and abandoning of wells, as well as the gathering of seismic and other geophysical data), farm out and other participation agreements, the acquisition or sale of real and personal property, insurance coverage, bank and other financings and other matters significant to the operations of Hunt.

        The exploration activity of Hunt is ongoing. To date, Hunt's exploration activities have not resulted in the discovery of any commercial oil or gas reserves. No assurance can be given that Hunt's activities will result in commercial production or that the Company will realize a return on its investment in Hunt. Hunt's operations are subject to risks applicable to the oil and gas industry in general as well as to risks inherent in foreign operations, and are subject to many of the risks disclosed herein under "Risk Factors" including, without limitation, "--Foreign Operations," "--Volatility of Oil and Gas Prices anD Markets," "--Replacement of Reserves," "--Drilling Risks," "--Operating Hazards and UninsurED Risks," "--Uncertainties in Estimating Reserves and Future Net Cash Flows," "--EnvironmentaL and Other Regulations" and "--Acquisition Risks."

ENVIRONMENTAL AND OTHER REGULATIONS

        The Company's business is regulated by the laws and regulations of the United States, Philippines and Gabon. In addition, if the Hunt transaction is successfully closed, VAALCO will own a 7.5% limited partner interest in Hunt, which does business in and is subject to the laws and regulations of other foreign countries. These laws and governmental regulations, which cover matters including drilling operations, taxation and environmental protection, may be changed from time to time in response to economic or political conditions. See "--Foreign Operations."

        The Company's domestic operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. The Company's domestic operations could result in liability for personal injuries, property damage, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages. In addition, the Company could be liable for environmental damages caused by previous property owners. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could have a material adverse effect on the Company's financial condition, results of operations and liquidity. The Company maintains insurance coverage for its operations, including limited coverage for sudden environmental damages, but does not believe that insurance coverage for environmental damages that occur over time is available at a reasonable cost. Moreover, the Company does not believe that insurance coverage for the full potential liability that could be caused by sudden environmental damages is available at a reasonable cost. Accordingly, the Company may be subject to liability or may lose substantial portions of its properties in the event of certain environmental damages. The Company could incur substantial costs to comply with environmental laws and regulations.

        A substantial portion of the Company's producing properties are located offshore. The costs to abandon offshore wells may be substantial. For financial accounting purposes the Company accrues a per BOE charge over the life of a field to cover such abandonment costs. No assurances can be given that such reserves will be sufficient to cover such costs in the future as they are incurred.

        The Oil Pollution Act of 1990 imposes a variety of regulations on "responsible parties" related to the prevention of oil spills. The implementation of new, or the modification of existing, environmental laws or regulations, including regulations promulgated pursuant to the Oil Pollution Act of 1990, could have a material adverse impact on the Company.

        The recent trend toward stricter standards in environmental legislation and regulation in the U.S. is likely to continue. For instance, legislation has been introduced in Congress that would reclassify certain exploration and production wastes as "hazardous wastes" which would make the reclassified wastes subject to much more stringent handling, disposal and clean-up requirements. If such legislation were enacted, it could have a significant impact on the operating costs of the Company, as well as the oil and gas industry in general. Initiatives to further regulate the disposal of oil and gas wastes are also pending in certain states, and these various initiatives could have a similar impact on the Company.

        In addition, while the Company believes that it is currently in compliance with environmental laws and regulations applicable to the Company's operations in the Philippines and Gabon, no assurances can be given that the Company will be able to continue to comply with such environmental laws and regulations without incurring substantial costs.

ACQUISITION RISKS

        The Company intends to continue acquiring oil and gas properties. Although the Company performs a review of the acquired properties that it believes is consistent with industry practices, such reviews are inherently incomplete. It generally is not feasible to review in depth every individual property involved in each acquisition. Ordinarily, the Company will focus its due diligence efforts on the higher valued properties and will sample the remainder. However, even an in-depth review of all properties and records may not necessarily reveal existing or potential problems nor will it permit a buyer to become sufficiently familiar with the properties to assess fully their deficiencies and capabilities. Inspections may not be performed on every well, and structural or environmental problems, such as ground water contamination, are not necessarily observable even when an inspection is undertaken. The Company may be required to assume preclosing liabilities, including environmental liabilities, and may acquire interests in properties on an "as is" basis. There can be no assurance that the Company's acquisitions will be successful.

RELIANCE ON KEY PERSONNEL

        The Company is highly dependent upon its executive officers and key employees, particularly Messrs. Gerry, Walston and Scheirman. Moreover, the Company's investment in the Paramount joint venture is highly dependent upon Robert Schneeflock. The unexpected loss of the services of any of these individuals could have a detrimental effect on the Company.

The Company has entered into employment agreements with Messrs. Gerry and Scheirman which will terminate in August 1998. The Company does not maintain key man life insurance on any of its employees.

FORWARD-LOOKING INFORMATION AND RISK FACTORS

        Items 1, 2, 3 and 7 of this document include forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes the expectations reflected in such forward looking statements are based upon reasonable assumptions, the Company can give no assurance these expectations will be achieved. Important factors which could cause actual results to differ materially from the Company's expectations include general economic, business and market conditions, the volatility of the price of oil and gas, competition, development and operating costs and the factors that are disclosed in conjunction with the forward looking statements included herein.

ITEM 2. PROPERTIES

PHILIPPINES

        The Company has an interest in two service contracts in the Philippines. Service Contract No. 14 covers 158,000 offshore acres and Service Contract No. 6 covers 131,000 offshore acres. In January 1996, the Company suspended production operations in the West Linapacan "A" Field due to a significant decline in oil production caused by increasing water intrusion. However, the Company continues to produce the Nido and Matinloc fields; with a total gross production for 1997 of approximately 835 BOPD.

PRODUCING FIELDS

Nido Field

        This field is covered by Service Contract No. 14 and has four producing wells. These wells have been producing since 1979, and through the year ended December 31, 1997 had produced an aggregate of approximately 17.0 MMBbls of oil. The field is produced using the cyclic method under which the field is shut in for a period of time (generally 60 days) and then opened up to produce (generally four to five days). Under this cyclical method, the four wells in the field produced at an equivalent rate of 417 BOPD during 1997. The Company has an approximate 34.1% working interest and an approximate 26.4% net revenue interest in the field, subject to proportionate reduction upon SOCDET's successful completion of its obligations under the farm out discussed below.

Matinloc Field

        This field is located within the contract area covered by Service Contract No. 14 and has three producing wells. The field had produced an aggregate production of approximately 10.3 MMBbls from 1982 through 1991. Production was suspended from the field in 1991 until it was reactivated in 1995. At December 31, 1997 the field had produced an aggregate of
10.6 MMBbls. During 1997, the field produced approximately 153 MBbls or 418 BOPD. The Company has an approximate 58.7% working interest and an approximate 43.3% net revenue interest in the field, subject to proportionate reduction upon SOCDET's successful completion of its obligations under the farm out discussed below.

        During 1997, SOCDET, an Australian oil company, acquired 132,000 line kilometers of 3-D seismic data over Service Contracts No. 14 and No. 6 in exchange for a farm out of interests in the Service Contracts. Upon completion of the seismic shoot, SOCDET will earn a 35% interest in the Service Contracts. In addition, SOCDET has the option to drill two wells, one on each block, to earn an additional 25% interest in each Service Contract. The Company expects the seismic data to be processed and interpreted in the first half of 1998, and for exploration wells to be drilled in the second half of 1998 or early 1999. No significant capital expenditures are anticipated by the Company in 1998 for the Philippines operations.

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

The field was placed on production in May of 1992. In January 1996, the Company suspended production operations in the field after total production of 8.8 million barrels due to high water production levels.

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

GABON

        Gabon is a former French colony and was a member of OPEC. Production from the country is approximately 300 MBbls/day of oil with Shell Gabon and Elf Gabon SA as the largest producers. The country has a population of approximately two million, making it relatively under-populated compared to its neighbors. For this reason, the standard of living is quite high relative to many West African nations, and the country is politically stable. The French Foreign Legion maintains a presence in the country due to the large quantities of minerals that France still imports from Gabon, notably uranium.

        VAALCO has an interest in two offshore blocks in Gabon, the Etame Block and the Equata Block. Interests in these blocks were obtained pursuant to production sharing contracts providing for a three-year term which commenced in July 1995. VAALCO initially held a 51% interest in the production sharing contracts and is designated the operator of the blocks. As a result of the participation agreement discussed below, VAALCO currently owns a 17.9% interest in the production sharing contract covering Etame block.

Etame Block

        The Etame Block is a 3,073 square kilometer block containing two former Gulf Oil Company discoveries, the North and South Tchibala discoveries. These discoveries consist of subsalt reservoirs that lie in approximately 250 feet of water depth, 20 miles offshore. In April 1997, the Company entered into a participation agreement with Western Atlas Afrique, Ltd. ("Western Atlas"), a subsidiary of Western Atlas International, Inc., to conduct a 320 square kilometer seismic survey at Western Atlas' sole cost and to pay a disproportionate 80% of the cost, up to $4.7 million, of the estimated $5.8 million (dry hole cost) commitment well. In return for these payments, Western Atlas earns a 65% interest in the production sharing contract. The Company and its partners will be responsible for 20% of the cost (35% over $4.7 million) of the commitment well. VAALCO's share of the dry hole cost of the commitment well is estimated to be $0.7 million. In June 1997, Western Atlas completed the above mentioned acquisition of seismic data over the property. This data has been processed, and the Company expects to begin drilling the commitment well in April 1998. The consortium of companies owning the Etame Block production sharing contract have the right to renew the production sharing contract for three additional years subject to compliance with the terms of the production sharing contract, including a commitment to drill two additional wells and to perform a 2-D seismic survey. The consortium has several large structures identified on the block in addition to the commitment well. It is anticipated that the consortium will renew the production sharing contract regardless of the outcome of the currently planned well.

Equata Block

        The Equata Block is a 50 square kilometer development block over a discovery made in 1974. The discovery lies in 160 feet of water approximately 10 miles offshore at a subsurface depth of 3,000 feet. A 3-D seismic survey was shot over the discovery by Sun Oil Company in 1987. VAALCO and its partners are seeking a third party to drill two appraisal wells to prove the discovery's upside potential prior to committing to develop the discovery. If the discovery can be successfully farmed out under the requested terms, VAALCO would retain an approximate 20-25% interest in the development project. To date, VAALCO and its partners have not been successful in identifying a farm in candidate. The consortium of companies owning the Equata Block production sharing contract have the right to renew the production sharing contract for three additional years subject to compliance with the terms of the production sharing contract, including a commitment to drill two additional wells and to perform a 2-D seismic survey. There are currently no further commitments under the production sharing contract to the government on the block and given other opportunities, VAALCO does not anticipate attempting to appraise the block further or renew the contract without a farm in partner.

DOMESTIC PROPERTIES

Brazos County Prospects

        In 1997, the Company acquired working interests in approximately 6,800 acres in Brazos County, Texas, where the Company intends to participate in the drilling of extended-reach horizontal wells in the underlying Buda and Georgetown formations. In January 1998, the Company participated for a 25% working interest in the re-entry of an existing well to the Buda formation on a 200-acre prospect in Brazos County. The well is currently suspended pending installation of a pumping unit. The Company has sufficient acreage for approximately 15 additional exploratory drilling prospects in both the Buda and Georgetown formations and has budgeted to drill four wells during 1998 for a total gross cost to drill and complete of $1.1 million per well. The Company expects to sell a portion of its working interests to industry partners so that it retains a 25-30% interest in the wells to be drilled. The Company expects to begin drilling the first horizontal exploratory well in the Georgetown formation in 1998.

Goliad County, Texas

        VAALCO has acquired approximately 1,200 acres in two blocks, one located immediately east of the Goliad townsite in Goliad County, Texas, and the other located immediately west of the townsite. The acreage consists of approximately 70 leases and is located within an area of the Wilcox trend that has recently seen a considerable amount of leasing, 3-D seismic and drilling activity.

        In January 1998, the Company entered into a farm out agreement with an industry partner over 1,000 acres of its Goliad acreage whereby it will recover its lease costs and assign a 75% working interest to its partner. The Company will retain certain overriding royalties and a 25% working interest in the acreage.

Other Domestic Properties

        The Company also owns certain non-operated interests in the Vermilion and Ship Shoal areas of the Gulf of Mexico, which accounted for less than 5% of the Company's production during the year ended December 31, 1997. No significant capital expenditures are anticipated in 1998 for these properties.

AGGREGATE PRODUCTION

        Additional production data (net to the Company) for all of the Company's operations for the years 1997 and 1996 are as follows:

                                   COMPANY OWNED PRODUCTION

                                                           YEAR ENDED DECEMBER 31,
                                                          1997                       1996
                                                       ---------                  ---------
                                                BOE(1)      BBL      MCF        BOE(1)     BBL      MCF
                                                ------      ---      ---        ------     ---      ---
Average Daily Production
(Oil in BOPD, gas in MCFD) ...............        563       239     1,945        347       347      --

Average Sales Price ($/unit) .............  $   12.93 $   10.86 $    2.41  $    8.83 $    8.83      --
Average Production Cost ($/unit) .........  $    7.68 $    8.59 $    1.17  $    7.81 $    7.81      --

(1) BOE is barrels of oil equivalent with 6 Mcf of gas equal to 1 Bbl of oil.

RESERVE INFORMATION

        Reserve reports as of December 31, 1997 and 1996 have been opined on by Netherland Sewell & Associates, independent petroleum engineers.

                                                                      As of December 31,
                                                                --------------------------------
                                                                    1997               1996
                                                                -------------       ------------
                 CRUDE OIL
                 ---------
                 Proved Developed Reserves (MBbls)                     1,535                215
                 Proved Undeveloped Reserves (MBbls)                      --                 --
                                                                -------------       ------------
                   Total  Proved Reserves (MBbls)                      1,535                215
                                                                =============       ============
                 GAS
                 ---
                 Proved Developed Reserves (MMcf)                         --              1,094
                                                                =============       ============

                 Standardized measure of discounted
                 future net cash flows at 10% (in thousands)         $ 2,749            $ 2,838
                                                                =============       ============

        The 1996 data relates to the Philippine properties and the Gulf of Mexico properties. The 1997 data relates only to the Philippines properties, as the Gulf of Mexico properties were sold December 31, 1997. The standardized measure of discounted cash flows does not include the costs of abandoning the Company's non-producing properties.

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

        In accordance with the guidelines of the Commission, the Company's estimates of future net cash flow from the Company's properties and the present value thereof are made using oil and natural gas contract prices in effect as of year end and are held constant throughout the life of the properties except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. The contract price as of December 31, 1996 was $11.00 per Bbl. for oil and $3.89 per Mcf for gas. The contract price as of December 31, 1997 was $10.00 per Bbl. of oil for the Philippine reserves. See "Financial Statements and Supplementary Data" for certain additional information concerning the proved reserves of the Company.

DRILLING HISTORY

        The Company drilled or participated in the drilling of no wells in the periods ended December 31, 1997 and 1996. The Company had no wells in progress at December 31, 1997.

ACREAGE AND PRODUCTIVE WELLS

        Below is the total acreage under lease and the total number of productive oil and gas wells of the Company as of December 31, 1997:

                                          UNITED STATES            INTERNATIONAL
                                    ---------------------------------------------------

                                           GROSS       NET(1)        GROSS      NET(1)
                                    ---------------------------------------------------
                                                      (In thousands)
Developed acreage..................         13.3          2.5         16.0         4.6
Undeveloped acreage................          8.0          7.6      1,069.8       266.2
Productive gas wells...............            2          0.1           --          --
Productive oil wells...............            5          0.3            7         3.1

(1) Net acreage and net productive wells are based upon the Company's working interest in the properties.

OFFICE SPACE

        The Company leases its offices in Houston, Texas (approximately 8,000 square feet) and in Manila, The Republic of the Philippines (approximately 2,000 square feet), which management believes are suitable and adequate for the Company's operations.

ITEM 3. LEGAL PROCEEDINGS

        The Company is currently not a party to any material litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

GENERAL

        The Company's Common Stock trades on the OTC Bulletin Board. The following table sets forth the range of high and low sales prices of the Common Stock for the periods indicated. The prices represent adjusted prices between dealers, do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions. As of December 31, 1997 there were approximately 90 holders of record of the Company's Common Stock.

PERIOD                                               HIGH                  LOW
------                                               ----                  ---

1996:

First Quarter................................       $ 1.31                $ 0.13
Second Quarter...............................         1.00                  0.31
Third Quarter................................         0.44                  0.25
Fourth Quarter...............................         0.44                  0.16

1997:

First Quarter................................       $ 0.72                $ 0.33
Second Quarter...............................         1.06                  0.63
Third Quarter................................         3.56                  1.00
Fourth Quarter...............................         2.78                  1.50

1998:

First Quarter (through March 23, 1998).......       $ 3.13                $ 1.81


        On March 23, 1998, the last reported sale price of the Common Stock on the OTC Bulletin Board was $2.50 per share.

DIVIDENDS

        The Company has not paid cash dividends and does not anticipate paying cash dividends on the Common Stock in the foreseeable future. The Company presently intends to retain its funds for operation and expansion of its business. If the Hunt transaction closes, the declaration and payment by the Company of any dividends on its Common Stock in the future and the amount thereof will depend upon the Company's operating results, financial condition, cash requirements, future prospects and other factors deemed relevant by the Company's Board of Directors. The declaration and payment of dividends on the Common Stock will be subject to approval of a majority of the Board of Directors, including, if the Hunt transaction closes, at least one director designated by the holders of the New Preferred Stock.

       The 10% Cumulative Series A Preferred Stock ("Preferred Stock") accrued a cumulative dividend of 10% per annum (an aggregate of $225,000 per year), payable prior to any dividends on the Common Stock. The Company declared dividends of $225,000 and $56,500 on the Preferred Stock for 1996 and 1997 respectively. These dividends were paid with Common Stock in July 1997. The Preferred Stock and all accrued but unpaid dividends were retired in July 1997 through the issuance of an aggregate of 2,740,663 shares of Common Stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

        Historically, the Company's primary source of capital resources has been from cash flows from operations, assets sales, private sales of equity, bank borrowings and purchase money debt. During 1994 and 1995, the Company's primary source of cash flow was sales of production from the West Linapacan "A" Field. In 1996 and 1997, cash flow was derived predominantly from asset sales, including the sale of marketable securities, and the private placement of Common Stock. During 1997, the Company sold marketable securities of a subsidiary for proceeds of $3.4 million and sold the balance of its assets in India for a gain of $2.5 million. Also during 1997, the Company redeemed all of the issued and outstanding shares of its Preferred Stock by issuing an aggregate of 2,740,663 shares of Common Stock to the holders of such preferred stock in satisfaction of the redemption price and payment of accrued and unpaid dividends. The Company also issued additional shares of Common Stock in satisfaction of certain consulting agreements. In connection with the redemption of the Preferred Stock in 1997, the Company also issued 3.5 million shares of Common Stock in a private placement for net proceeds of $3.2 million. In September 1997, the Company issued 100,000 shares of Common Stock as payment for certain lease acquisition costs associated with interests acquired in Goliad County, Texas in 1996. The Company currently has no outstanding debt.

        The Company's primary uses of capital have been to fund acquisitions and to fund its exploration and development operations. The Company's expenditures for exploration and development were $0.9 million in 1997 and 1996, respectively.

        The partnership agreement of Hunt obligates the Company to contribute, when requested by Hunt, up to $6.1 million to fund Hunt's exploration program. In addition, if Hunt discovers oil, the Company may be required to contribute an additional $7.5 million to fund the appraisal of the discovery. The 1818 Fund has agreed that 1818 Oil Corp. will immediately prior to the closing, deposit cash in the amount of $13.6 million (or such lesser amount as is required to fund the ongoing commitments to Hunt) with a commercial bank. The cash will be pledged as cash collateral to secure a letter of credit payable to Hunt for cash calls associated with the partnership. If Hunt does not call such capital contributions as provided in the partnership agreement of Hunt, the cash collateral will be released to the Company.

        The Company has committed to invest $3.0 million in the Paramount joint venture, of which $0.7 million has already been funded as of the date of this filing. There can be no assurance that the Company will realize a return on this investment or that the Company's investment in the Paramount joint venture will be successful.

        The 1818 Fund has agreed to acquire for cash an additional $5.0 million of common stock of VAALCO ("Common Stock") at a price per share equal to the lesser of $2.50 per share and the price paid by investors net of placement fees. A minimum of $5.0 million of Common Stock must be privately placed with investors for the 1818 Fund to acquire the additional $5.0 million of Common Stock. These amounts will be used to fund the Company's capital expenditure program, including investments in the Paramount joint venture and possible future acquisitions, and for general corporate purposes. There can be no assurances that the private placement will be successfully completed.

        Substantially all of the Company's crude oil and natural gas is sold at the well head at posted or index prices under short term contracts, as is customary in the industry. For the years ended December 31, 1997 and 1996, one purchaser of the Company's crude oil accounted for essentially all of the Company's total crude oil sales. During 1997, a second purchaser accounted for in excess of 90 percent of the Company's domestic gas sales. The Company markets its crude oil share under an agreement with SeaOil, a local Philippines refiner. While the loss of this buyer might have a material effect on the Company in the near term, management believes that the Company would be able to obtain other customers for its crude oil.

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

        During 1998, if the Hunt transaction closes, the Company anticipates that it will make capital expenditures on oil and gas properties (other than through Hunt) of approximately $8.0 million, including a contribution of $2.3 million to the Paramount joint venture (net of $0.7 million already funded) and for exploration activities in Brazos and Goliad counties, but excluding potential acquisitions. The Company believes that if the Hunt transaction closes, the net proceeds of the private placement and the 1818 Fund Investment, together with funding under the letter of credit facility to Hunt, will be sufficient to fund the Company's capital budget through 1998.

        The Company does not expect that the cost of converting its computer systems to year 2000 compliance will be material to its financial condition. The Company believes that it will be able to achieve year 2000 compliance by the end of 1999, and does not currently anticipate any disruption in its operations as the result of any failure by the Company to be in compliance. The Company is currently in the process of determining if its' customers and suppliers are year 2000 compliant.

RESULTS OF OPERATIONS

        The Company's results of operations are dependent upon the difference between prices received for its oil and gas production and the costs to find and produce such oil and gas. Oil and gas prices have been and are expected in the future to be volatile and subject to fluctuations based on a number of factors beyond the control of the Company. Recent events in Asia have created reduced demands for oil products in the region, which has substantially reduced the price the Company receives for its Philippines production relative to world oil prices, which are also substantially below prices in 1997. Although the Company expects the supply and demand imbalances to correct themselves over time, no assurances can be made as to the time required for such imbalances to correct themselves. In addition, the Company's production in the Philippines (representing substantially all of the Company's oil production since 1994) is from mature offshore fields with high production costs. The Company's margin on sales from these fields (the price received for oil less the production costs for the oil) is lower than the margin on oil production from many other areas. As a result, the profitability of the Company's production in the Philippines is affected more by changes in oil prices than production located in other areas. See "Risk Factors--Volatility of Oil and Gas Prices and Markets."

        The Company's results of operations are also affected by currency exchange rates. As of January 1, 1998, the Company and Seaoil, the purchaser of the Company's Philippines production, have agreed that 20% of the price of oil paid by Seaoil to the Company will be paid in Philippine pesos at the prevailing rate, up to 40 pesos to the dollar. A decrease in the exchange rate of pesos to the dollar will have the effect of reducing the price received for oil (in U.S. dollars). This reduction will be partially offset because certain operating costs paid by the Company and Seaoil are paid in Philippine pesos.

        A substantial portion of the Company's oil production is located offshore of the Philippines. Since 1996, the Company has produced into barges, which transport the oil to market. Due to weather and other factors, the Company's production is generally highest during the first and fourth quarters of the year. From 1994 to 1996, the Company stored its Philippines production in storage vessels, and sold the production approximately four times a year. The Company deferred operating expenses in the Philippines until production was sold, and recognized its revenues and operating expenses when the oil was sold. As a result, a portion of costs and revenues from production during one year is not recognized until the next year. The Company sold approximately 108 MBbls of oil in January 1996, and recognized $1.8 million in revenues and $1.5 million in operating costs during 1996 that reflected production in 1995.

        The Company uses the successful efforts method to account for its investment in oil and gas properties whereby costs of productive wells, developmental dry holes and productive leases are capitalized and amortized using the units-of-productive method based on estimated net proved reserves. The costs of development wells are capitalized but charged to expense if and when the well is determined to be unsuccessful. Geological and geophysical costs and the costs of carrying and retaining undeveloped properties are expensed as incurred.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

        Amounts stated hereunder have been rounded to the nearest $100,000, however, percentage changes have been calculated using the accompanying consolidated financial statement amounts.

CASH FLOWS

        Net cash used in operating activities for 1997 was $0.9 million, as compared to net cash used in operating activities of $1.7 million in 1996.

        Net cash provided by investing activities for 1997 was $3.7 million, as compared to net cash provided by investing activities of $1.1 million in 1996. Both amounts reflect cash received from the sale of marketable securities and the sale of assets in India.

        Net cash used in financing activities for 1997 was $0.5 million, as compared to net cash provided by financing activities of $0.9 million in 1996. The 1997 amount contains proceeds from the issuance of Common Stock, offset by debt repayments. The 1996 amount reflects proceeds from a non-recourse loan received in conjunction with the sale of VAALCO Energy (India), Inc., and from a loan to purchase certain properties in the Gulf of Mexico. These amounts are partially offset by the payment of a portion of the Company's debt obligations.

REVENUES

        Total oil and gas sales for 1997 were $2.3 million, a decrease of $0.5 million, or 17%, as compared to $2.7 million for 1996. The 1997 revenues include revenues relating to the Philippines as well as oil and gas revenues relating to the Company's Gulf of Mexico operations. The 1996 revenues include $1.8 million from oil produced in 1995 but sold in 1996. The Company continues to produce the Nido and Matinloc fields at approximately 835 BOPD.

               The gain on sale of assets of $4.2 million, recognized in 1997, was associated with the sale of the Company's interest in several blocks in India, the sale of an investment in a Philippines company and the sale of the Gulf of Mexico properties. The 1996 gain on sale of assets of $1.0 million was from the sale of certain interests in India.

OPERATING COSTS AND EXPENSES

        Production expenses for 1997 were $1.4 million, a decrease of $0.3 million, or 18%, as compared to $1.7 million for 1996. The decrease is primarily due to declining operating costs in 1997 as a result of the suspension of production at the West Linapacan "A" Field in 1996.

        Exploration costs for 1997 were $0.05 million, a decrease of $0.2 million as compared to $0.3 million for the same period in 1996. The decrease is primarily due to costs incurred in 1996 associated with the Company's Gabon project.

        Depreciation, depletion and amortization of properties for 1997 was $0.5 million, a decrease of $0.1 million, or 20%, as compared to $0.6 million in 1996. The 1996 amount includes an adjustment for depletion costs that were capitalized in crude oil inventory at December 31, 1995. The 1997 depletion costs were primarily associated with the Company's Gulf of Mexico production, as the properties in the Philippines have been fully depleted.

        General and administrative expenses for 1997 were $1.8 million, a decrease of $0.5 million, or 20%, as compared to $2.3 million for 1996. The decrease is primarily due to reduced overhead costs in the Philippines.

OPERATING INCOME

        Operating income for 1997 was $2.7 million, an increase of $3.8 million as compared to a $1.1 million operating loss for 1996. The above mentioned decreases in operating expenses, depreciation, depletion and amortization of properties and general and administrative expenses, coupled with the gain on sales of certain assets by the Company were the primary reason for gain in operating income.

OTHER INCOME (EXPENSE)

        Interest expense and financing charges for 1997 were $0.2 million, a decrease of $0.1 million, or 39%, as compared to $0.3 million in 1996. This was primarily due to the repayment of debt in 1997.

        Other, net decreased $1.0 million in 1997 as compared to 1996. This was primarily due to the gain on the sale of certain securities in 1996.

NET INCOME

        Net income attributable to common stockholders for 1997 was $2.3 million, an increase of $2.9 million as compared to net loss of $0.6 million in 1996. The 1997 net income was the result of lower operating costs and general and administrative expenses, coupled with the gain on sales of certain assets by the Company.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF VAALCO ENERGY, INC. AND
SUBSIDIARIES

        We have audited the consolidated balance sheets of VAALCO Energy, Inc. and its subsidiaries ("VAALCO") as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of VAALCO's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

        In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of VAALCO at December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Deloitte & Touche LLP
Houston, Texas
March 26, 1998

                      VAALCO ENERGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS OF DOLLARS, EXCEPT PAR VALUE AMOUNTS)

                                                                           December 31,
                                                                    -----------------------
                                                                         1997       1996
                                                                      -------   --------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ........................................    3,379   $  1,055
  Advances-related party ...........................................     --        1,916
  Marketable securities-related party ..............................     --          777
  Receivables:
    Trade ..........................................................    1,527        103
    Accounts with partners .........................................     --          190
    Other ..........................................................      655      1,177
  Materials and supplies, net of allowance for inventory
  obsolescence of $ 4 and $9 at 1997 and 1996, respectively ........      361        387
  Prepaid expenses and other .......................................        6          9
                                                                                --------
                                                                                --------
    Total current assets ...........................................    5,928      5,614
                                                                      -------   --------

PROPERTY AND EQUIPMENT-SUCCESSFUL EFFORTS METHOD
  Wells, platforms and other production facilities .................   46,977     46,866
  Undeveloped acreage ..............................................      867        808
  Equipment and other ..............................................      242        342
                                                                      -------   --------

                                                                       48,086     48,016

  Accumulated depreciation, depletion and amortization .............  (46,330)   (46,383)
                                                                      -------   --------

    Net property and equipment .....................................    1,756      1,633
                                                                      -------   --------

OTHER ASSETS:
  Other long-term assets ...........................................      129        119
  Advances-related party ...........................................       42       --
  Other investments ................................................      300       --
  Funds in escrow ..................................................      412        370
                                                                      -------   --------

TOTAL ..............................................................    8,567   $  7,736
                                                                      =======   ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

  Accounts payable .................................................    2,346   $  1,862
  Accounts with partners ...........................................      566       --
  Accrued liabilities ..............................................      130      1,280
  Deferred income tax ..............................................       86       --
  Current portion of debt obligations ..............................     --        3,918
                                                                      -------   --------

    Total current liabilities ......................................    3,128      7,060
                                                                      -------   --------


FUTURE ABANDONMENT COSTS ...........................................    4,277      4,942

OTHER LONG-TERM LIABILITIES ........................................     --        1,000
                                                                      -------   --------
  Total liabilities ................................................    7,405     13,002
                                                                      -------   --------

COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS' EQUITY (DEFICIT):

  Preferred stock, $25 par value, 10% cumulative dividend, 500,000 authorized shares; 0 and 90,000 shares issued and
    outstanding in 1997 and 1996, respectively .....................     --        2,250
  Common stock, $.10 par value, 50,000,000 and 15,000,000 authorized shares;
   15,571,922 and 8,870,864 shares issued in 1997 and 1996
respectively,
    of which, 5,395 are in the treasury in 1997 and 1996 ...........    1,557        887
  Additional paid-in capital .......................................   16,905     11,401
  Accumulated deficit ..............................................  (17,287)   (19,707)
  Net unrealized loss on noncurrent marketable securities ..........     --          (84)
  Less treasury stock, at cost .....................................      (13)       (13)
                                                                      -------   --------
    Total stockholders' equity (deficit) ...........................    1,162     (5,266)
                                                                      -------   --------

TOTAL ..............................................................    8,567   $  7,736
                                                                      =======   ========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                        Year Ended December 31,
                                                   -----------------------------
                                                           1997            1996
                                                   ------------     -----------
REVENUES:
  Oil and gas sales ...........................    $      2,273     $     2,732
  Gain on sale of assets ......................           4,164           1,030
                                                   ------------     -----------
    Total revenues ............................           6,437           3,762
                                                   ------------     -----------

OPERATING COSTS AND EXPENSES:
  Production expenses .........................           1,426           1,735
  Exploration costs ...........................              46             268
  Depreciation, depletion and amortization ....             493             614
  General and administrative expenses .........           1,821           2,276
                                                   ------------     -----------
    Total operating costs .....................           3,786           4,893
                                                   ------------     -----------

OPERATING INCOME (LOSS) .......................           2,651          (1,131)

OTHER INCOME (EXPENSE):
  Interest income .............................              85             132
  Interest expense and financing charges ......            (175)           (285)
  Other, net ..................................             (99)            925
                                                   ------------     -----------
    Total other income (expense) ..............            (189)            772
                                                   ------------     -----------

INCOME (LOSS) BEFORE TAXES ....................           2,462            (359)
Income expense ................................            (126)           --
                                                   ------------     -----------

NET INCOME (LOSS) .............................           2,336            (359)
Preferred dividends ...........................             (56)           (225)
                                                   ------------     -----------

NET INCOME  (LOSS) ATTRIBUTABLE TO

  COMMON STOCKHOLDERS .........................    $      2,280     $      (584)
                                                   ============     ===========
BASIC INCOME (LOSS) PER COMMON SHARE ..........    $       0.19     $     (0.07)
                                                   ============     ===========
DILUTED INCOME (LOSS) PER COMMON SHARE ........    $       0.18     $     (0.07)
                                                   ============     ===========

BASIC WEIGHTED AVERAGE
  COMMON SHARES OUTSTANDING ...................      11,839,423       8,865,469
                                                   ============     ===========

DILUTED WEIGHTED AVERAGE
  COMMON SHARES OUTSTANDING ...................      12,890,947       8,902,218
                                                   ============     ===========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                                                                                   Unrealized
                                                                                                    Loss on               Total
                                        Preferred Stock     Common Stock         Additional        Noncurrent          Stockholders'
                                          --------------- -----------------  Paid-in   Accumulated  Marketable Treasury   Equity
                                           Shares  Amount   Shares   Amount  Capital    Deficit    Securities  Stock    (Deficit)
                                          ------- ------- --------- ------- --------- ----------- ---------- -------- ------------
Balance at January 1, 1996                 90,000   2,250      8,865,469      887    11,401   (19,123)  (278)     (13)  (4,876)
  Preferred Dividends ...................    --         --          --       --        --        (225)   --       --      (225)
  Net Loss ..............................    --         --          --       --        --        (359)   --       --      (359)
  Unrealized loss on
noncurrent
    Marketable securities ...............    --         --          --       --        --        --      194     --        194
                                           ------  ---------  ----------  -------  --------   -------   ----   ------   ------
Balance at December 31, 1996               90,000    2,250     8,865,469      887    11,401   (19,707)   (84)     (13)  (5,266)

  Preferred Dividends ...................    --         --          --       --        --         (56)   --       --       (56)
  Net Income ............................    --         --          --       --        --       2,336    --       --     2,336
  Unrealized loss on
noncurrent
    Marketable securities ...............    --         --          --       --        --        --       84     --         84
  Retirement of
Preferred Stock ......................... (90,000)  (2,250)    2,740,663    1,976      --        --      --       --
  Issuance of Common
Stock ...................................    --         --     3,960,395      396     3,528      --      --       --     3,924
  Disposition of
Subsidiary ..............................    --         --          --       --        --         140    --       --       140
                                           ------  ---------  ----------  -------  --------   -------   ----   ------   ------
Balance at December 31, 1997                 --         --    15,566,52   $16,905   (17,287)     --     (13)   1,162
                                           ======  =========  ==========  =======  ========   =======   ====   ======   ======

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)

                                                         Year Ended December 31,
                                                         -----------------------
                                                               1997        1996
                                                            -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ......................................    $ 2,336     $  (359)
Adjustments to reconcile net income (loss) to net
  cash used in operating activities:
    Depreciation, depletion and amortization ...........        493         614
    Provision for losses on accounts receivable ........       (318)       --
    Provision for deferred income taxes ................         86
    Exploration costs ..................................         46         268
    Gain on sale of assets .............................     (4,164)     (1,030)
Change in assets and liabilities that provided
(used) cash:
    Funds in escrow ....................................        (42)       (370)
    Accounts with partners .............................        251      (1,442)
    Trade receivables ..................................     (1,424)       (103)
    Other receivables ..................................        522        (227)
    Crude oil inventory ................................       --           980
    Materials and supplies .............................        (76)        194
    Prepaid expenses and other .........................          3         201
    Accounts payable ...................................      1,631        (365)
    Accrued liabilities ................................       (331)        (69)
    Other ..............................................         84        --
                                                            -------     -------
      Net cash used in operating activities ............       (903)     (1,708)
                                                            -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Exploration costs ......................................        (46)       (268)
Additions to property and equipment ....................       (995)       (588)
Proceeds from sale of assets ...........................      5,178       1,825
Other (net) ............................................       (440)        169
                                                            -------     -------
      Net cash provided by investing activities ........      3,697       1,138
                                                            -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings ...............................       --         1,618
Repayments of debt obligations .........................     (4,919)       (700)
Advances from related parties (net) ....................      1,231           6
Proceeds from the issuance of common stock .............      3,218        --
                                                            -------     -------
      Net cash (used in) provided by financing
activities .............................................       (470)        924
                                                            -------     -------

NET CHANGE IN CASH AND CASH EQUIVALENTS ................      2,324         354

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .......      1,055         701
                                                            -------     -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .............    $ 3,379     $ 1,055
                                                            =======     =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
    Net cash paid for interest .........................    $   290     $   184
                                                            =======     =======
    Depletion costs capitalized in crude oil
inventory ..............................................        $--     $   531
                                                            =======     =======
    Non-Cash items:
      Redemption of 90,000 shares of $25 par value
preferred stock
by issuance of 2.25 million common shares ..............    $(2,250)    $  --
                                                            =======     =======
      Issuance of 490,663 common shares for unpaid
dividends ..............................................    $  (491)    $  --
                                                            =======     =======
      Issuance of 355,000 common shares for accrued
liabilities ............................................    $  (355)    $  --
                                                            =======     =======
      Issuance of 100,000 common shares for lease
acquisition costs ......................................    $  (100)    $  --
                                                            =======     =======

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996 (in
                thousands of dollars, unless otherwise indicated)

1.      COMPANY DEVELOPMENTS

        VAALCO Energy, Inc. ("VAALCO" or the "Company") explores for, develops and produces crude oil and natural gas through certain subsidiaries. Historically, the Company's primary source of capital resources has been from its production operations in the Philippines, assets sales and the issuance of debt.

        VAALCO owns producing properties and conducts exploration activities internationally in the Philippines and domestically in the Texas Gulf Coast area and the Gulf of Mexico, and has recently begun international exploration activities in Gabon in West Africa. In October, 1997 the Company entered into an agreement with Paramount Petroleum, Inc. ("Paramount"), a corporation owned by Robert Schneeflock, to jointly engage in the exploration of oil and gas properties in the United States, primarily in the onshore Gulf Coast area, including Alabama, Mississippi and Louisiana. On December 31, 1997, the Company sold substantially all of its reserves in the Gulf of Mexico. In February 1998, in principal and subject to closing, VAALCO agreed to acquire a 7.5% interest in Hunt Overseas Exploration Company, L.L.P., which has exploration prospects in a number of international areas.

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

        CASH AND CASH EQUIVALENTS - For purposes of the consolidated statement of cash flows, the Company and its subsidiaries consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. For the years ended December 31, 1997 and 1996, no payments were made for income taxes, and cash paid for interest was $290 and $184, respectively.

        FUNDS IN ESCROW - Amounts represent restricted funds for abandonment costs relating to the Gulf of Mexico properties.

        INVENTORY VALUATION - Materials and supplies are valued at the lower of cost, determined by the weighted-average method, or market.

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

        PROPERTY AND EQUIPMENT - The subsidiaries follow the successful efforts method of accounting for exploration and development costs. Under this method, exploration costs, other than the cost of exploratory wells, are charged to expense as incurred. Exploratory well costs are initially capitalized until a determination as to whether proved reserves have been discovered. If an exploratory well is deemed to not have found proved reserves, the associated costs are expensed at that time. All development costs, including development dry hole costs, are capitalized. Provisions for impairment of undeveloped oil and gas leases are based on periodic evaluations and other factors. The Company recognizes gains for the sale of developed properties based upon an allocation of property costs between the interest sold and the interest retained based on the fair value of those interests.

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

               Office and miscellaneous equipment................... 3 - 5 years

               Leasehold improvements...............................8 - 12 years

        In connection with the annual estimate of the Company's oil and gas reserves for the fiscal years ended December 31, 1997 and 1996, the Company's independent petroleum engineers estimated proved oil reserves at December 31, 1997 and 1996 to be 1.5 million and 0.2 million barrels, of which 1.5 million and 0.2 million are classified as proved developed, net to the Company, respectively. Proved gas reserves were estimated to be 1,094 MMcf at December 1996. The Company had no gas reserves at December 31, 1997. The proved developed reserves for 1996 relate to the Company's Philippine operations and to the interests in the Gulf of Mexico. The 1997 proved developed reserves relate to the Company's Philippine operations.

        MARKETABLE SECURITIES - All of the Company's marketable securities are classified as "available for sale" and accordingly, are reflected in the Consolidated Balance Sheets at fair market value, with the aggregate unrealized loss included in shareholders' equity. Cost for determining gains and losses on sales of marketable securities is determined on the FIFO method. Marketable securities consisted of the following:

                                               December 31, 1996
                          ---------------------------------------------------------------
                                                         Fair              Gross
                                                        Market      Unrealized Holding
                                                                   ----------------------
                             Shares         Cost        Value       Gains       Losses
                          -------------   ---------    ---------   ---------   ----------
         Common stocks:
           APMC           2,377,460,000   $    861      $   777     $    --     $     84

        In February 1997, the Company sold all of its APMC stock. The Company owned no marketable securities as of December 31, 1997.

        FOREIGN EXCHANGE TRANSACTIONS - For financial reporting purposes, the subsidiaries use the United States dollar as their functional currency. Monetary assets and liabilities denominated in foreign currency are translated to U.S. dollars at the rate of exchange in effect at the balance sheet date, and items of income and expense are translated at average monthly rates. Nonmonetary assets and liabilities are translated at the exchange rate in effect at the time such assets were acquired and such liabilities were incurred. Gains and losses on foreign currency transactions are included in income currently and were insignificant during each of the periods.

        ACCOUNTS WITH PARTNERS - Accounts with partners represent cash calls due or excess cash calls paid by the partners for exploration, development and production expenditures made by the following subsidiaries of the
        Company: APPI-14, APPI-6, VAALCO Energy (India), Inc., VAALCO Gabon (Equata), Inc. and VAALCO Gabon (Etame), Inc.

        REVENUE RECOGNITION - The Company recognizes revenues from crude oil and natural gas sales upon delivery to the buyer.

        NET INCOME (LOSS) PER SHARE - Net loss per common share amounts are based on the weighted average number of common shares outstanding during each period.

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

        CONCENTRATIONS OF CREDIT RISK - The Company's interests were located overseas in certain offshore areas of the Philippines and Gabon. In December 1996, the Company acquired its first domestic producing properties consisting of interests in eight platforms in the federal waters of the offshore Gulf of Mexico. Interests in five of these platforms were sold December 31, 1997.

        Substantially all of the Company's crude oil and natural gas is sold at the well head at posted or index prices under short term contracts, as is customary in the industry. For the years ended December 31, 1997 and 1996, one purchaser of the Company's crude oil accounted for essentially all of the Company's total crude oil sales. During 1997, a second purchaser accounted for in excess of 90 percent of the Company's domestic gas sales. The Company markets its crude oil share under an agreement with SeaOil, a local Philippines refiner. While the loss of this buyer might have a material effect on the Company in the near term, management believes that the Company would be able to obtain other customers for its crude oil.

        USE OF ESTIMATES IN FINANCIAL STATEMENT PREPARATION - The preparation of financial statements in conformity with generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities as well as certain disclosures. The Company's financial statements include amounts that are based on management's best estimates and judgments. Actual results could differ from those estimates.

        RECLASSIFICATIONS - Certain amounts from 1996 have been reclassified to conform to the 1997 presentation.

4.      ACCRUED LIABILITIES

                                                       December 31,
                                               ------------------------------
                                                  1997              1996
                                               -----------       ------------
             Interest                          $       --        $       115
             Other                                    130              1,165
                                               -----------       ------------
                                               $      130        $     1,280
                                               ===========       ============

5.      DEBT OBLIGATIONS AND FINANCING ARRANGEMENTS

                                                          December 31,

                                                  -----------------------------
                                                     1997              1996
                                                  -----------        ----------

             Note payable - Bank                  $      ---           $3,300

             Note payable - Other                        ---              618

             Less current portion                 3      ---           (3,918)
                                                  -----------        ----------

             Long-term portion                    $      ---         $     ---
                                                  ===========        ==========

       The Company entered into a credit agreement on June 23, 1993 to borrow $6 million, at an interest rate of LIBOR plus 2%, from a European institutional lender. At December 31, 1996, $3.3 million was outstanding. The loan was paid in full during 1997.

       In December 1996, the Company issued $0.6 in debt associated with the acquisition of certain properties in the Gulf of Mexico. The loan was paid in full during 1997.

6.      STOCKHOLDERS' EQUITY (DEFICIT)

        The Company had the right to redeem any or all of its outstanding shares of Preferred Stock at any time for $25 per share plus accrued unpaid dividends. In July 1997, the Company redeemed all of the issued and outstanding shares of its 10% Cumulative Series A Preferred Stock by issuing an aggregate of 2,740,663 shares of Common Stock to the holders of such preferred stock in satisfaction of the redemption price and payment of accrued and unpaid dividends.

        An officer and director of the Company was granted options to purchase 75,000 shares of Common Stock of the Company, and was also granted 75,000 stock appreciation rights ("SARs"), all at an exercise price of $10.25 per share. One-third of such options and SAR's vest at the end of each of the three years of the contract term, and are exercisable for five years from the date of vesting. As of December 31, 1997, the options and SAR's were completely vested, and none of the options and SAR's had been exercised. In 1996 additional options were granted to this officer and director for 1,000,000 shares of the Common Stock of the Company at exercise prices of $0.375 per share for 400,000 shares, $0.50 for 300,000 shares and $1.00 for 300,000 shares. The options vest over a term of three years and may be exercised for five years from the vesting date. As of December 31, 1997, the officer and director had vested interests in 270,000 shares at $0.375 per share, 150,000 shares at $0.50 per share and 100,000 shares at $1.00 per share. None of the options had been exercised as of December 31, 1997.

        Another officer of the Company has been granted warrants to purchase shares of the Company's Common Stock. The warrants are for a term of five years and will consist of the right to purchase 250,000 shares of Common Stock at an exercise price of $0.50 per share; 250,000 shares of Common Stock at an exercise price of $2.50 per share; 250,000 shares of Common Stock at an exercise price of $5.00 per share; and 250,000 shares of Common Stock at an exercise price of $7.50 per share. The warrants were completely vested at December 31, 1997. None of the warrants had been exercised as of December 31, 1997.

        Another officer of the Company has been granted options to purchase 1,000,000 shares at $0.625 per share, vesting 500,000 shares at August 1, 1997 and 500,000 shares at August 1, 1998. None of the options had been exercised as of December 31, 1997.

        An investment banking firm was granted 345,325 warrants to purchase the Company's Common Stock on July 31, 1997 in connection with the private placement of 3.5 million shares of Common Stock. The warrants have a term of five years from the date of issuance and consist of the right to purchase shares at $1.00 per share. None of the warrants had been exercised as of December 31, 1997.

        Information with respect to the Company's stock options are as follows:

                                                  Vested                       Weighted
                                                 Options/        Shares        Average
                                                 Warrants        Under         Exercise
                                               Exercisable       Option         Price
                                               -------------   -----------    -----------
          Balance, December 31, 1995               450,000        475,000          $4.73
          Granted                                1,225,000      2,000,000           2.24
          Exercised                                     --             --             --
          Forfeited                                     --             --             --
                                               ------------    -----------
          Balance, December 31, 1996             1,675,000      2,475,000           2.73
          Granted                                1,165,325      1,345,325           0.72
          Exercised                                     --             --             --
          Forfeited                                400,000        400,000           3.75
                                               ============    ===========
          Balance, December 31, 1997             2,440,325      3,420,325           1.82
                                               ============    ===========

        The following table summarizes information about stock options outstanding as of December 31, 1997:

                                    Options Outstanding                 Options Exercisable
--------------------------------------------------------------------------------------------------
                                          Weighted-
                                           Average      Weighted-                   Weighted-
             Range of        Number       Remaining      Average        Number       Average
             Exercise      Outstanding   Contractual     Exercise    Exercisable     Exercise
              Prices       At 12/31/97      Life          Price      At 12/31/97      Price
         ----------------- ------------ -------------- ------------- ------------- -------------
         $ 0.375 to 1.00    2,595,325    4.66 years       $ 0.65       1,615,325      $ 0.66
           1.01 to 2.50       250,000    3.75 years         2.50        250,000          2.50
           2.51 to 5.00       250,000    3.75 years         5.00        250,000          5.00
           5.01 to 10.25      325,000    3.38 years         8.13        325,000          8.13
         ================= ============ ============== ============= ============= =============
         $ 0.375 to 10.25   3,420,325    4.40 years       $ 1.82       2,440,325      $ 2.29
         ================= ============ ============== ============= ============= =============

        Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value as determined by generally recognized option pricing models such as the Black-Scholes model or the binomial model. Because of the inexact and subjective nature of deriving non-freely traded employee stock option values using these methods, the Company has adopted the disclosure-only provisions of SFAS No. 123 and continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net income and diluted income per share would have been reduced to the pro forma amounts indicated below.

                                                                          1997
                                                                  -------------
                      Net income

                          As reported                                $   2,280
                          Pro forma                                      2,263

                      Earnings per share
                          Basic as reported                               0.19
                          Diluted as reported                             0.18

                          Pro forma basic                                 0.19
                          Pro forma diluted                               0.18

        The provision of SFAS No. 123 had no material effect for 1996.

        The pro forma fair value of options at date of grant was estimated using the Black-Scholes model and the weighted average assumptions are as follows:
                                                              1997         1996
                                                          ---------    ---------
                   Expected life (years)                        5            5
                   Interest rate                             6.50%        6.50%

                   Volatility                                 159%          68%

                   Dividend yield                               0%           0%
               ========================================   =========    =========
                   Weighted average fair value at
                   grant date                              $ 0.58       $ 0.12
               ========================================   =========    =========

        During 1997, the Company implemented Statement of Financial Accounting Standards No. 128 - "Earnings per Share," ("SFAS No. 128"), which establishes the requirements for presenting earnings per share ("EPS"). SFAS No. 128 requires the presentations of "basic" and "diluted" EPS on the face of the income statement. The following reconciliation is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations.

                                                 For the Year Ended December 31, 1997
                                           -------------------------------------------------
                                             Per-Share         Income            Shares
                                              Amount         (Numerator)     (Denominator)
                                           --------------    ------------    ---------------
   BASIC EPS
     Income attributable to common
     shareholders                              0.19              2,280           11,839

   EFFECT OF DILUTED SECURITIES
      Common Stock options                    (0.01)              --              1,052
                                               --------------    ------------    ---------------

   DILUTED EPS
      Income attributable to common
        shareholders                           0.18              2,280           12,891
                                               ==============    ============    ===============


                                                 For the Year Ended December 31, 1996
                                           -------------------------------------------------
                                             Per-Share         Income            Shares
                                              Amount         (Numerator)     (Denominator)
                                           --------------    ------------    ---------------
   BASIC EPS
      Income attributable to common
        shareholders                           (0.07)            (584)           8,865

   EFFECT OF DILUTED SECURITIES
      Common Stock options                        --                --              37
                                               --------------    ------------    ---------------

   DILUTED EPS
      Income attributable to common
        shareholders                           (0.07)            (584)           8,902
                                               ==============    ============    ===============

        Options excluded from the above calculation, as they are anti-dilutive, are 800 and 1,600 for 1997 and 1996, respectively.

7.      INCOME TAXES

        The Company and its domestic subsidiaries file a consolidated United States income tax return. Certain subsidiaries' operations are also subject to Philippine income taxes. The Company incurred certain deferred tax liabilities in the Philippines associated with foreign exchange gains by its subsidiaries.

        Provision (benefit) for income taxes consists of the following:

                                               Year Ended December 31,
                                                  1997            1996
                                               ------------    -----------
                   U.S. federal:
                     Current                       40              --

                     Deferred                     (40)             --
                   Philippine:

                     Current                       --              --
                     Deferred                      126             --
                                               ============    ===========
                       Total                       126             --
                                               ============    ===========

 The primary differences between the financial statement and tax bases of assets and liabilities at December 31, 1997 and 1996 are as follows:

                                                         Year ended December 31,
                                                        ------------------------
                                                           1997            1996
                                                       ------------    ---------

Deferred Tax Liabilities:

  Unrealized foreign exchange gain ...............      $    126       $   --
Deferred Tax Assets:
  Reserves not currently deductible ..............         1,047          1,184
  Foreign tax credits ............................          --            7,087
  Operating loss carryforwards ...................         3,773          7,465
  Alternative minimum tax credit
carryover ........................................            40           --
  Other assets (liabilities), net ................           108            355
                                                        --------       --------
                                                           4,968         16,091
Valuation allowance ..............................        (4,928)       (16,091)
                                                        --------       --------
                                                              40           --
                                                        --------       --------
Net deferred tax liability .......................      $     86       $   --
                                                        ========       ========

        Pretax income (loss) is comprised of the following:

                                                         Year Ended December 31,
                                                       -------------------------
                                                          1997             1996
                                                       -------            -----

        United States ..........................       $ 3,287            $(212)
        Foreign (Philippine) ...................          (825)            (147)
                                                       =======            =====

                                                       $ 2,462            $(359)
                                                       =======            =====

        A reconciliation between the provision (benefit) for income taxes recognized in the Company's Statements of Operations computed by applying the statutory federal income tax rate and income taxes to pre-tax losses follows:

                                                       Year ended December 31,
                                                     ---------------------------
                                                             1997          1996
                                                         --------         -----
        Consolidated U.S. at 35% ................        $    862         $ (74)
        Philippine at 42% .......................            --             (62)
        Deferred tax asset utilization ..........          10,427           (51)
        Change in valuation allowance ...........         (11,163)          187
                                                         --------         -----
   Total ........................................        $    126         $--
                                                         ========         =====

        The Internal Revenue Service, ("IRS") examined the Company and its U.S. subsidiaries, for the years up to and including 1993, resulting in certain adjustments proposed by the IRS. The Company settled the examination with the IRS Appeals Office in January 1998, resulting in a tax liability of $130 plus accrued interest of $43, and a carryback refund claim of $173 rising principally from the filing of amended returns utilizing creditable Philippines taxes as deductions.

        At December 31, 1997, the Company and its subsidiaries had no foreign tax credit ("FTC") carryforwards for United States tax purposes.

        At December 31, 1997, the Company and its subsidiaries had net operating loss ("NOL") carryforwards of approximately $10.8 million for United States income tax purposes. A full valuation allowance has been provided against this NOL

8.      RELATED-PARTY TRANSACTIONS

        A subsidiary of VAALCO loaned funds to certain officers of the Company, and advanced funds to parties related to an officer of a wholly owned subsidiary of the Company, for the purpose of acquiring 3.5% and 10.4%, respectively, of the outstanding common stock of Alcorn Petroleum and Minerals Corporation ("APMC"). Certain officers, directors and stockholders of the Company were also officers, directors and stockholders of APMC. In February 1997 the shares were sold and the loans repaid. The loans and the advances are as follows:

                                                            December 31,
                                                --------------------------------
                                                      1997                 1996
                                                ------------------   -----------
                   Advances-related party         $    --       $       1,916




        At any given time, APMC may have had a positive or negative balance with the Company in connection with the assigned working interest in Service Contract No. 14, including advances for certain expenses. These balances are settled in the normal course of business. Total amounts due to APMC, as of December 31, 1996, amounted to $4.

        A subsidiary of the Company has a note receivable from an officer, director and stockholder of the Company which bears interest at 9% per annum and is due in monthly installments through December 1, 2002. The balance of the note was $42 and $48 at December 31, 1997 and 1996, respectively.

        General and administrative expenses for consulting services to companies, owned by certain officers or stockholders, were $50 and $360 for the years ended December 31, 1997 and 1996, respectively.

9.   COMMITMENTS AND CONTINGENCIES

        In July 1995, the Company acquired two blocks offshore Gabon, the Equata block and the Etame block. Both blocks contain previous discoveries that the Company is currently evaluating to determine their commercial viability. The Company and its partners have an obligation to the Government of Gabon to obtain approximately 1,500 line kilometers of seismic data and to drill one well on the Etame block during the three-year term of the license. In April 1997, the Company entered into a participation agreement with Western Atlas Afrique, Ltd. ("Western Atlas") a subsidiary of Western Atlas International, Inc., to conduct a 320 square kilometer seismic survey at Western Atlas' sole cost and to pay a disproportionate 80% of the cost, up to $4.7 million, of the estimated $5.8 million (dry hole cost) commitment well. In return for these payments, Western Atlas earns a 65% interest in the production sharing contract. The Company and its partners will be responsible for 20% of the cost (35% over $4.7 million) of the commitment well. VAALCO's share of the dry hole cost of the commitment well is estimated to be $0.7 million.

        In June 1997, Western Atlas completed the above mentioned acquisition of seismic data over the property. This data has been processed, and the Company expects to begin drilling the commitment well in March 1998. The consortium of companies owning the Etame Block production sharing contract have the right to renew the production sharing contract for three additional years subject to compliance with the terms of the production sharing contract, including a commitment to drill two additional wells and to perform a 2-D seismic survey. The consortium has several large structures identified on the block in addition to the commitment well. It is anticipated that the consortium will renew the production sharing contract regardless of the outcome of the currently planned well.

        In October, 1997 the Company entered into an agreement with Paramount Petroleum, Inc. ("Paramount"), a corporation owned by Robert Schneeflock, to jointly engage in the exploration of oil and gas properties in the United States, primarily in the onshore Gulf Coast area, including Alabama, Mississippi and Louisiana. On December 31, 1997, the Company sold substantially all of its reserves in the Gulf of Mexico.

10.     SUBSEQUENT EVENT

        In February 1998, the Company agreed in principal, and subject to closing, to acquire from The 1818 Fund II, L.P. (the "1818 Fund") all of the outstanding capital stock of 1818 Oil Corp. ("1818 Corp.") in exchange for 10,000 shares of Convertible Preferred Stock, Series A ("New Preferred Stock") of VAALCO. The assets of 1818 Corp. consist of a 7.5% limited partnership interest ("Hunt Partnership Interest") in Hunt Exploration Company, L.L.P. ("Hunt"), a partnership that explores for high risk, large reserve accumulations, generally targeting deposits which pre-drilling seismic and other data indicate to have potential in excess of 100 MMBOE. Hunt has entered into production sharing contracts and other arrangements which entitle it to explore for oil, both onshore and offshore, in various countries including Argentina, Canada, Ethiopia, Ghana, Niger and Peru. The general partner of Hunt is Hunt Overseas Operating Company, a subsidiary of Hunt Oil Company, which has extensive experience in international exploration and development operations. The closing of the transaction is subject among other things, to the Company raising $10 million of additional capital through a private placement of Common Stock. There can be no assurance that the Company will successfully raise the new capital or that the Hunt transaction will close. If the Hunt transaction does close, it will be accounted for as a reverse acquisition, and 1818 Corp. will be the acquiring entity for accounting purposes.

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

COSTS INCURRED IN OIL AND GAS PROPERTY
  ACQUISITION, EXPLORATION AND DEVELOPMENT
  ACTIVITIES

                                                         Year Ended December 31,
                                                      --------------------------
                                                             1997           1996
                                                             ----         ------
Costs incurred during the year:

 Exploration .......................................         $ 46         $  268
 Acquisition .......................................          720            746
                                                             ----         ------

   Total ...........................................         $766         $1,014
                                                             ====         ======

        Exploration and development costs above for 1997 and 1996 include $0 and $13, respectively, related to the Company's former India operations. Also included in the above table for 1997 and 1996 are exploration costs of $46 and $255, respectively, related to the Company's prospects located offshore Gabon for which no reserves are currently attributable. The acquisition costs in 1996 relate to the Company's interest in the Gulf of Mexico. The acquisitions costs in 1997 relate to the Company's leases located in Brazos County, Texas.

CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES:

                                                         Year ended December 31,
                                                      --------------------------
                                                          1997             1996
                                                      --------         --------

Capitalized costs ............................        $ 47,844         $ 47,674
Accumulated depreciation,
 depletion, and amortization .................         (46,117)         (46,122)
                                                      ========         ========

Net capitalized costs ........................        $  1,727         $  1,552
                                                      ========         ========

        Of the above capitalized costs for 1996, $746 are attributable to the Company's acquired properties in the Gulf of Mexico, while $330 and $297 are attributable to the Company's Goliad County, Texas properties for 1997 and 1996, respectively. Other domestic costs include $860 attributable to the Company's Brazos County acreage. Costs attributable to the Company's Gabon properties are $537 and $510 for 1997 and 1996, respectively.

RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES:

                                                         Year Ended December 31,
                                                     ---------------------------
                                                           1997            1996
                                                        -------         -------
Oil and gas sales ..............................        $ 2,273         $ 2,732
Production expenses ............................         (1,426)         (1,735)
Exploration expenses ...........................            (46)           (268)
Depreciation, depletion and
amortization ...................................           (484)           --
                                                        -------         -------
                                                            317             729
Income tax expense .............................           (111)           --
                                                        -------         -------
Net income from oil and gas
 producing activities (excluding
 interest expense and general and

 administrative expenses) ......................        $   206         $   729
                                                        =======         =======

Proved Reserves

        The following tables set forth the net proved reserves of VAALCO Energy, Inc. (which excludes the interests of the Philippine government and the other consortium members) as of December 31, 1997 and 1996, and the changes therein during the periods then ended.

                                                      Oil (MBbls)     Gas (Mmcf)
                                                    ----------------  ----------
      PROVED RESERVES:
      BALANCE AT DECEMBER 31, 1995 ...................       4,848         --

       Production ....................................         (60)        --
       Discoveries, extensions and other
      additions ......................................        --          1,094

       Sales of reserves in place ....................      (4,647)        --

       Revisions .....................................          74         --
                                                            ------       ------

      BALANCE AT DECEMBER 31, 1996 ...................         215        1,094

       Production ....................................         (86)        (710)
       Discoveries, extensions and other
      additions ......................................        --           --

       Sales of reserves in place ....................        --           (384)

       Revisions .....................................       1,406         --
                                                                         ------

      BALANCE AT DECEMBER 31, 1997 ...................       1,535         --
                                                            ======       ======

        In April 1996, the Company sold substantially all of its proved undeveloped reserves. In December 1997, the Company sold all of its gas reserves. Production volumes are based on oil and gas sales.

PROVED DEVELOPED RESERVES ........................     Oil (MBbls)    Gas (MMcf)
                                                            -----          -----

                                                                           -----
  Balance at December 31, 1995 ...................            201          1,094
  Balance at December 31, 1996 ...................            215
  Balance at December 31, 1997 ...................          1,535           --

        All of the Company's Proved Developed Reserves are located offshore the Republic of the Philippines.

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

        The future cash flows are based on sales prices and costs in existence at the dates of the projections, excluding the interests of the Philippine government and the other consortium members. Future production costs do not include overhead charges allowed under joint operating agreements or headquarters general and administrative overhead expenses. Future development costs include amounts accrued attributable to future abandonment when the wells become uneconomic to produce. The standardized measure of discounted cash flows for 1996 do not include the costs of abandoning the Company's non-producing properties.

                               Philippines         Gulf of Mexico           Total
                            -------------------   ------------------  -------------------
                              December 31,          December 31,        December 31,
                            -------------------   ------------------  -------------------
                              1997      1996      1997     1996       1997      1996
                           --------   -------   -------  -------   --------   -------
Future cash inflows .....  $ 15,353   $ 2,363   $  --    $ 4,251   $ 15,353   $ 6,614

Future production costs .   (10,180)   (1,023)     --     (1,122)   (10,180)   (2,145)

Future development costs     (2,414)   (1,000)     --       (673)    (2,414)   (1,673)

Future income tax expense      --        --        --       --         --        --
                           --------   -------   -------  -------   --------   -------

Future net cash flows ...     2,759       340      --      2,456      2,759     2,796
Discount to present value
 at 10% annual rate .....       (10)      126      --        (84)       (10)       42
                           --------   -------   -------  -------   --------   -------
Standardized measure of
 discounted future net
cash flows ..............  $  2,749   $   466   $  --    $ 2,372   $  2,749   $ 2,838
                           ========   =======   =======  =======   ========   =======

Future development costs at December 31, 1997 and 1996 includes $2.4 and $1.7 million, respectively, for future abandonment costs which has been accrued by the Company. Due to the availability of net operating loss carryforwards, there are no future income tax expenses attributable to the Company's reserves.

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS:

        The following table sets forth the changes in standardized measure of discounted future net cash flows as follows:

                                    Philippines        Gulf of Mexico          Total
                                --------------------  ------------------ -------------------
                                   December 31,         December 31,       December 31,
                                --------------------  ------------------ -------------------
                                  1997      1996      1997     1996     1997      1996
                               -------   -------   -------   ------  -------   -------
 BALANCE AT BEGINNING OF
PERIOD ......................  $   466   $(1,305)  $ 2,372   $ --    $ 2,838   $(1,305)
 Sales of oil and gas, net of
production costs ............     (164)     (997)     (683)    --       (847)     (997)
 Net changes in prices and
production costs ............     (872)      929      --       --       (872)      929
 Revisions of previous
quantity estimates ..........    2,860       454      --       --      2,860       454
 Purchase (Sale) of reserves
in place, net of taxes ......     --        --      (1,689)   2,372   (1,689)    2,372
 Changes in estimated future
development costs ...........      178     1,045      --       --        178     1,045
 Development costs incurred
during the period ...........     --        --        --       --       --        --

 Accretion of discount ......       47      (140)     --       --         47      (140)

 Net change in income taxes .       77      --        --       --         77      --
 Change in production rates
(timing) and other ..........      175       480      --       --        157       480
                               -------   -------   -------   ------  -------   -------

 BALANCE AT END OF PERIOD ...  $ 2,749   $   466   $  --     $2,372  $ 2,749   $ 2,838
                               =======   =======   =======   ======  =======   =======

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

        In accordance with the guidelines of the U.S. Securities and Exchange Commission, the Company's estimates of future net cash flow from the Company's properties and the present value thereof are made using oil and natural gas contract prices in effect as of year end and are held constant throughout the life of the properties except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. The contract price as of December 31, 1996 was $11.00 per Bbl for oil and $3.89 per Mcf for gas. The contract price as of December 31, 1997 was $10.00 per Bbl of crude oil for the Philippine reserves .

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        2.1 Stock Acquisition Agreement and Plan of Reorganization dated February 17, 1998 by and among the Company and the 1818 Fund, II, L.P. (incorporated herein by reference to the Company's report on Form 8-K filed March 4, 1998 (file no. 000-20928))

        3.1f Certificate of Incorporation of the Company, as amended. 3.2 a Bylaws of the Company, as amended. 4.1 f Certificate of Designation of 10% Cumulative Preferred Stock, Series A
               (contained in Exhibit 3.1 hereto).

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

        10.8a+ Employment Agreement between the Company and Charles W. Alcorn, Jr. dated March 1, 1992.

        10.9a+ Employment Agreement between the Company and Virgil A. Walston, Jr. dated March 1, 1992.

        10.10a+ Employment Agreement between the Company and W. Russell
                Scheirman dated March 15, 1993.

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

        10.23d Letter Agreement dated February 13, 1996 between VAALCO Energy, Inc. and Hardy Oil & Gas (UK) Limited.

        10.24e Letter of Intent for Etame Block, Offshore Gabon dated January 22, 1997 between the Company and Western Atlas International, Inc.

        10.25e Farm In Agreement for Service Contract No. 14 Offshore Palawan Island, Philippines dated September 24, 1996 between the Company and SOCDET Production PTY, Ltd.

        10.26e Letter Agreement between the Company and Northstar Interests LLC. dated December 5, 1996.

        10.27f Registration Rights Agreement, dated July 28, 1997, by and among the Company, Jefferies & Company, Inc. and the investors listed therein.

        10.28 Warrant Agreement to Purchase Shares of Common Stock of VAALCO Energy, Inc., dated July 31, 1997, between VAALCO Energy, Inc. and Jefferies & Company, Inc.

        10.29 Employment Agreement between the Company and W. R. Scheirman dated March 15, 1996, as amended.

        10.30 Employment Agreement between the Company and Robert L. Gerry, III dated August 1, 1997.

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

    (d) Filed as an exhibit to the Company's Form 10-QSB for the quarterly period ended March 31, 1996

    (e) Filed as an exhibit to the Company's Form 10-KSB for the year ended December 31, 1996.

    (f) Filed as an exhibit to the Company's Form 10-QSB for the quarterly period ended June 30, 1997.

    +Management contract or compensatory plan or arrangement required to be filed pursuant to Item 13 of Form 10-KSB.

    (b) Reports on Form 8-K.
          None.

                                   SIGNATURES

        IN ACCORDANCE WITH SECTION 13 OR 15(D) OF THE EXCHANGE ACT, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

VAALCO ENERGY, INC.
(Registrant)

   By /s/W. RUSSELL SCHEIRMAN
        -------------------------------------------------
        W. RUSSELL SCHEIRMAN, PRESIDENT,
        CHIEF FINANCIAL OFFICER AND DIRECTOR

Dated March 25, 1998

        IN ACCORDANCE WITH THE EXCHANGE ACT, THIS REPORT HAS BEEN SIGNED BELOW ON THE 29TH DAY OF MARCH, BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED.

                        SIGNATURE                                  TITLE
         By:   /s/ROBERT L, GERRY, III            Chairman of the Board, Chief
               ---------------------------------- Executive Officer and Director
                 Robert L. Gerry, III.             (Principal Executive Officer)

         By:   /s/VIRGIL A. WALSTON, JR.          Vice Chairman of the Board,
               ---------------------------------- Chief Operating Officer and
                  Virgil A. Walston, Jr.          Director

         By:   /s/W. RUSSELL SCHEIRMAN             President, Chief Financial
               ----------------------------------  Officer and Director
                  W. Russell Scheirman             (Principal Financial Officer
                                                   and Principal Accounting
                                                   Officer)

         By:                                                      Director
               ----------------------------------
                   Charles W. Alcorn, Jr.

         By:                                                     Director
               ---------------------------------
                  Arne R. Nielsen