Form 10-K/A
period 1997-12-31
VAALCO ENERGY INC /DE/
filed 1998-05-15
CIK 894627

The following items were
                                                    the subject of a Form 12b-25
                                                    and are included herein:
                                                    Items 10, 11, 12 and 13.

===============================================================================
===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

   [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
       Act of 1934 For the fiscal year ended December 31, 1997

                                       or

   [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

          For the transition period from _____________ to _____________

                               VAALCO ENERGY, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

         DELAWARE                    000-20928                76-0274813
     (STATE OR OTHER         (COMMISSION FILE NUMBER)       (I.R.S. EMPLOYER
      JURISDICTION OF                                     IDENTIFICATION NUMBER)
INCORPORATION OR ORGANIZATION)

                         4600 POST OAK PLACE, SUITE 309
                              HOUSTON, TEXAS 77027
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (713) 623-0801
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

===============================================================================
===============================================================================

   Title of each class                               Name of each exchange
                                                      on which registered

                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock, $.10 par value
                                (Title of class)

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

        The registrant's revenues for the fiscal year ended December 31, 1997 were $6,437,354.

        The aggregate market value of voting and non-voting common equity of the registrant held by non-affiliates as of April 30, 1998 was $29,341,839 based upon the closing price as of such date.

        As of April 30, 1998, there were outstanding 20,749,968 shares of Common Stock, $.10 par value per share, of the registrant.

        Documents incorporated by reference: Definitive proxy statement of VAALCO Energy, Inc. relating to the Annual Meeting of Shareholders to be held on June 24, 1998 filed on May 15, 1998.

        THIS REPORT INCLUDES "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED ("EXCHANGE ACT"). ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT INCLUDED IN THIS REPORT (AND THE EXHIBITS HERETO), INCLUDING WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S FINANCIAL POSITION AND ESTIMATED QUANTITIES AND NET PRESENT VALUES OF RESERVES, ARE FORWARD LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UPON WHICH SUCH FORWARD-LOOKING STATEMENTS ARE BASED ARE REASONABLE, IT CAN GIVE NO ASSURANCES THAT SUCH ASSUMPTIONS WILL PROVE TO HAVE BEEN CORRECT. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S EXPECTATIONS ("CAUTIONARY STATEMENTS") ARE DISCLOSED IN THE SECTION "RISK FACTORS" IN THE COMPANY'S FORMS 10-KSB AND OTHER PERIODIC REPORTS FILED UNDER THE EXCHANGE ACT, WHICH ARE HEREIN INCORPORATED BY REFERENCE. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED BY THE CAUTIONARY STATEMENTS.

                                    PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by Item 10 is incorporated by reference from the Company's definitive proxy statement with respect to the Company's Annual Meeting of Shareholders to be held on June 24, 1998. Such proxy statement was filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, on May 15, 1998.

ITEM 11 EXECUTIVE COMPENSATION

        The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement with respect to the Company's Annual Meeting of Shareholders to be held on June 24, 1998. Such proxy statement was filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, on May 15, 1998.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement with respect to the Company's Annual Meeting of Shareholders to be held on June 24, 1998. Such proxy statement was filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, on May 15, 1998.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement with respect to the Company's Annual Meeting of Shareholders to be held on June 24, 1998. Such proxy statement was filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, on May 15, 1998.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            VAALCO ENERGY, INC.

May 15, 1998                                By: /s/ W. RUSSELL SCHEIRMAN
                                                    W. Russell Scheirman
                                                    President and Chief
                                                     Financial Officer