Form 10QSB
period 1998-03-31
VAALCO ENERGY INC /DE/
filed 1998-05-15
CIK 894627

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                             --------------------
                                 FORM 10-QSB
(Mark One)

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

      As of April 11, 1998 there were outstanding 20,749,968 shares of Common Stock, $.10 par value per share, of the registrant.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES

                              TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION


CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets
   March 31, 1998 (Unaudited)- and December 31, 1997..................3
   Statements of Consolidated Operations and Changes in
   Stockholders'  Deficit (Unaudited)
   Three months ended March 31, 1998- and 1997........................4
Statements of Consolidated Cash Flows (Unaudited)
   Three months ended March 31, 1998- and 1997........................5
Notes to Consolidated Financial Statements............................6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS................................9

PART II.  OTHER INFORMATION..........................................13

                     VAALCO ENERGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)


ASSETS                                                MARCH 31,    DECEMBER 31,
                                                        1998           1997
                                                    ------------   ------------
  Cash and Cash Equivalents .....................   $     32,027   $     32,360

  Investment in Hunt Overseas Exploration Company
    L.P. (cost of $16,393,405 for 1998 and 1997,
    respectively) ...............................      1,803,322      1,803,322
                                                    ------------   ------------
  Total assets ..................................   $  1,835,349   $  1,835,682
                                                    ============   ============
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accrued interest payable ......................   $  3,296,057   $  2,871,625
                                                    ------------   ------------
Long term debt payable ..........................     12,295,054     12,295,054
                                                    ------------   ------------
      Total liabilities .........................     15,591,111     15,166,679
                                                    ------------   ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Common stock, $.10 par value, 50,000,000 shares
    authorized, 15,571,922 shares issued of which
    5,395 are in the treasury in 1998 and 1997,
    respectively ................................      1,556,653      1,556,653

  Paid in capital ...............................      2,554,172      2,554,172

  Less: treasury stock, at cost .................        (12,474)       (12,474)

  Accumulated deficit ...........................    (17,854,113)   (17,429,348)
                                                    ------------   ------------
      Total stockholders' deficit ...............    (13,755,762)   (13,330,997)
                                                    ------------   ------------
      Total liabilities and stockholders' deficit   $  1,835,349   $  1,835,682
                                                    ============   ============

               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES
                    STATEMENTS OF CONSOLIDATED OPERATIONS
                     AND CHANGES IN STOCKHOLDERS' DEFICIT
                                 (UNAUDITED)

                                                  THREE MONTHS ENDED MARCH 31,
                                                    1998               1997
                                                ------------        -----------
REVENUES
  Interest income .......................       $        347        $       308
                                                ------------        -----------
EXPENSES

  Interest expense ......................            424,432            327,315

  Other .................................                680               --
                                                ------------        -----------
      Total expenses ....................            425,112            327,315
                                                ------------        -----------
NET LOSS ................................       $   (424,765)       $  (327,007)
                                                ------------        -----------
BEGINNING RETAINED EARNINGS .............       $(17,429,348)       $(1,123,358)
                                                ------------        -----------

ENDING RETAINED EARNINGS ................       $(17,854,113)       $(1,450,365)
                                                ============        ===========
LOSS PER COMMON SHARE:
     BASIC ..............................       $      (0.03)       $     (0.04)
                                                ============        ===========
     DILUTED ............................       $      (0.03)       $     (0.04)
                                                ============        ===========
WEIGHTED AVERAGE COMMON SHARES:
     BASIC ..............................         15,566,527          8,865,469
                                                ============        ===========
     DILUTED ............................         16,894,844          8,933,642
                                                ============        ===========

               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES
                    STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (UNAUDITED)

                                                    THREE MONTHS ENDED MARCH 31,
                                                         1998           1997
                                                       ---------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...........................................   $(424,765)   $  (327,007)
  Change in assets and liabilities that provided
    cash:
    Accrued interest payable .......................     424,432        327,315
                                                       ---------    -----------
      Net cash (used in) provided by operating
        activities .................................        (333)           308
                                                       ---------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES -
  Investment in Hunt Overseas Exploration Company
    L.P ............................................        --       (1,869,000)
                                                       ---------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from long term debt payable .............        --        1,401,750
  Proceeds from additional capital contributions
  from sole shareholder ............................        --          467,250
                                                       ---------    -----------
      Net cash provided by financing activities ....        --        1,869,000
                                                       ---------    -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS ............        (333)           308

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...      32,360         30,986
                                                       ---------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .........   $  32,027    $    31,294
                                                       =========    ===========

               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                 (UNAUDITED)

1.    UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      The consolidated financial statements of VAALCO Energy, Inc. and Subsidiaries (collectively, "VAALCO" or the "Company"), included herein are unaudited, but include all adjustments consisting of normal recurring accruals which the Company deems necessary for a fair presentation of its financial position, results of operations and changes in stockholders' deficit and cash flows for the interim period. Such results are not necessarily indicative of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1997 and reports filed on Form 8-K.

      On April 21, 1998 VAALCO consummated the acquisition of 1818 Oil Corp. for 10,000 shares of Convertible Preferred Stock, Series A. The Preferred Stock is convertible into 27.5 million shares of Common Stock $0.10 par value per share of VAALCO. As a result of the voting control 1818 Oil Corp.'s shareholder obtained in the transaction, the 1818 Oil Corp. acquisition has been accounted for as a reverse acquisition and 1818 Oil Corp. is the acquiring entity for accounting purposes. As such, the financial statements presented for the periods are those of 1818 Oil Corp., not VAALCO the legal acquirer. However, the legal name of the registrant will continue to be VAALCO Energy, Inc. (See Note 2 for pro forma information.)

2. ACQUISITION OF 1818 Oil Corp.

      In April 1998, the Company acquired from The 1818 Fund II, L.P., a fund managed by Brown Brothers Harriman & Co., all of the outstanding capital stock of 1818 Oil Corp. in exchange for 10,000 shares of Series A Convertible Preferred Stock. The assets of 1818 Oil Corp. at closing consisted of a 7.5% limited partnership interest in Hunt Overseas Exploration Company, L.P. ("Hunt") and $12.6 million in cash. The $12.6 million of cash which 1818 Oil Corp. had at the time of the acquisition has been pledged as cash collateral to secure a letter of credit payable to Hunt for cash calls associated with the partnership. If Hunt does not call such capital contributions as provided in the partnership agreement of Hunt, the cash collateral will be released to the Company.

      Hunt has entered into production sharing contracts and other arrangements which entitle it to explore for oil and gas, both onshore and offshore, on 34 million acres in countries including Argentina, Canada, Ethiopia, Ghana, Niger and Peru. The general partner of Hunt is Hunt Overseas Operating Company, a subsidiary of Hunt Oil Company. Hunt explores for high risk, large reserve accumulations, generally targeting deposits which pre-drilling seismic and other data indicate to have potential in excess of 100 MMBOE.

      Concurrent with the acquisition, the Company issued 5.2 million shares of Common Stock in a private placement to The 1818 Fund II, L.P. and certain institutional investors for net proceeds of $9.2 million. Under the partnership agreement of Hunt, the Company will have an obligation to contribute an estimated $5.1 million to fund its share of the exploration costs of Hunt. In addition, if Hunt discovers oil or gas deposits, the Company will be required to contribute an additional $7.5 million to fund appraisal costs.

      The holders of the Series A Preferred Stock have the right to appoint three directors of the Company, voting separately as a class. In addition, the holders of the Series A Preferred Stock have the right to vote with the holders of Common Stock on all matters submitted to a vote of the holders of Common Stock on an "as converted basis." As a result of the acquisition, The 1818 Fund II, L.P. owns Common Stock and Series A Preferred Stock which, in the aggregate, represents approximately 65% of the outstanding voting power of the Company on an as converted basis (excluding options and warrants), and therefore has the ability to control the vote on all matters submitted to a vote of the holders of the Common Stock, including the election of directors. In April 1998, three members of Brown Brothers Harriman & Co. were elected to VAALCO's board of directors.

      The 1818 Oil Corp. acquisition has been accounted for as a reverse acquisition and 1818 Oil Corp. is the acquiring entity for accounting purposes. Therefore, because 1818 Oil Corp. is the acquirer for accounting purposes, the financial statements for prior years are those of 1818 Oil Corp., not VAALCO the legal acquirer. 1818 Oil Corp.'s equity as of March 31, 1998 and December 31, 1997 have been retroactively changed for the equivalent number of shares of VAALCO's common stock received in the transaction. The difference between the par value of the common stock of 1818 Oil Corp. and VAALCO has been charged to additional paid in capital.

      The following summarizes pro forma financial information assuming the acquisition of 1818 Oil Corp. had occurred on January 1, 1998 and 1997.

                                                      (THOUSANDS OF DOLLARS)
                                                 THREE MONTHS ENDED     YEAR ENDED
                                                   MARCH 31, 1998    DECEMBER 31, 1997
                                                   ---------------    ---------------
       Total revenues ..........................   $           155    $         6,437
       Loss before income taxes ................              (186)           (12,128)
       Net loss  attributable  to  common
       stockholders ............................              (172)           (12,310)
       Basic net loss per share ................             (0.01)             (0.73)

       Total assets ............................            37,720             33,228

3.     CURRENT DEVELOPMENTS

      Concurrent with the acquisition with 1818 Oil Corp., the Company formed a joint venture with Paramount Petroleum, Inc. to conduct exploration activities primarily in the onshore Gulf Coast area, including Alabama, Mississippi and Louisiana. The agreement entitles the Company to acquire, at its option, 25% of any prospect generated by the joint venture, on a non-promoted basis taking into account the Company's interest in the joint venture. The joint venture agreement also provides for the sharing of any revenues attributable to prospects generated by the joint venture and sold to others. The Company has committed to expend $3.0 million to fund overhead, leases, seismic and other amounts in connection with the joint venture, $0.7 million of which has been funded as of the date of this filing. The Company has posted a letter of credit to secure such commitment.

      On April 30, 1998, the Company spudded the Etame No. 1 well offshore Gabon on the Etame Block. The Etame Block is a 3,073 square kilometer block containing two former Gulf Oil Company discoveries, the North and South Tchibala discoveries. These discoveries consist of subsalt reservoirs that lie in approximately 250 feet of water depth, 20 miles offshore. The well is located in 240 feet of water depth and will be drilled to a total depth of 8,100 feet. Results of the well are anticipated to be known in late May or June 1998. The Company has a 17.9% working interest in the well.

4.     LONG-TERM DEBT

      Pursuant to the subscription agreement entered into at the time of organization of 1818 Oil Corp., capital contributions from The 1818 Fund II, L.P. are apportioned between long term debt and paid in capital. The percentages set forth in the agreement are 75 percent long-term debt and 25 percent capital contribution. Interest accrues on the long-term debt at a rate of 14 percent per annum. There have been no payments of interest by 1818 Oil Corp. to The 1818 Fund II, L.P. In April, at the time of the acquisition of 1818 Oil Corp. by VAALCO, the long-term debt and accrued interest were forgiven.

5.     EARNINGS PER SHARE

      The weighted average common shares outstanding represent those of historical VAALCO for the applicable periods.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

THIS REPORT INCLUDES "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED ("EXCHANGE ACT"). ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT INCLUDED IN THIS REPORT (AND THE EXHIBITS HERETO), INCLUDING WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S FINANCIAL POSITION AND ESTIMATED QUANTITIES AND NET PRESENT VALUES OF RESERVES, ARE FORWARD LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UPON WHICH SUCH FORWARD LOOKING STATEMENTS ARE BASED ARE REASONABLE, IT CAN GIVE NO ASSURANCES THAT SUCH ASSUMPTIONS WILL PROVE TO HAVE BEEN CORRECT. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S EXPECTATIONS ("CAUTIONARY STATEMENTS") ARE DISCLOSED IN THE SECTION "RISK FACTORS" INCLUDED IN THE COMPANY'S FORMS 10-KSB AND OTHER PERIODIC REPORTS FILED UNDER THE EXCHANGE ACT, WHICH ARE HEREIN INCORPORATED BY REFERENCE. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED BY THE CAUTIONARY STATEMENTS.

CAPITAL RESOURCES AND LIQUIDITY

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

The Company's results of operations are also affected by currency exchange rates. As of January 1, 1998, the Company and Seaoil Corporation, the purchaser of the Company's Philippines production, have agreed that 20% of the price of oil paid by Seaoil to the Company will be paid in Philippine pesos at the prevailing rate, up to 40 pesos to the dollar. A decrease in the exchange rate of pesos to the dollar will have the effect of reducing the price received for oil (in U.S. dollars). This reduction will be partially offset because certain operating costs paid by the Company and Seaoil are paid in Philippine pesos.

A substantial portion of the Company's oil production is located offshore of the Philippines. Since 1996, the Company has produced into barges which transport the oil to market. Due to weather and other factors, the Company's production is generally highest during the first and fourth quarters of the year.

The Company uses the successful efforts method to account for its investment in oil and gas properties whereby costs of productive wells, developmental dry holes and productive leases are capitalized and amortized using the units-of-production method based on estimated net proved reserves. The costs of development wells are capitalized but charged to expense if and when the well is determined to be unsuccessful. Geological and geophysical costs and the costs of carrying and retaining undeveloped properties are expensed as incurred.

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

The Company produces oil from the Matinloc and Nido fields in the South China Sea, the Philippines. During the first quarter, total production from the fields was approximately 53,000 gross barrels of oil. Substantially all of the Company's crude oil and natural gas is sold at the well head at posted or index prices under short-term contracts, as is customary in the industry. The Company markets its share of crude oil under an agreement with SeaOil, a local Philippines refiner. While the loss of this buyer might have a material effect on the Company in the near term, management believes that the Company would be able to obtain other customers for its crude oil.

On April 21, 1998 VAALCO consummated the acquisition of 1818 Oil Corp. for 10,000 shares of Convertible Preferred Stock, Series A. The Preferred Stock is convertible into 27.5 million shares of Common Stock $0.10 par value per share of VAALCO. The assets of 1818 Oil Corp. consisted at closing of a 7.5% limited partnership interest in Hunt and $12.6 million in cash. As a result of the voting control 1818 Oil Corp.'s shareholder obtained in the transaction, the 1818 Oil Corp. acquisition has been accounted for as a reverse acquisition and 1818 Oil Corp. is the acquiring entity for accounting purposes. As such, the financial statements presented for the periods are those of 1818 Oil Corp., not VAALCO the legal acquirer. However, the legal name of the registrant will continue to be VAALCO Energy, Inc.

Hunt has entered into production sharing contracts and other arrangements which entitle it to explore for oil and gas, both onshore and offshore, on 34 million acres in countries including Argentina, Canada, Ethiopia, Ghana, Niger and Peru. The partnership agreement of Hunt obligates the Company to contribute, when requested by Hunt, up to $5.1 million to fund Hunt's exploration program. In addition, if Hunt discovers oil, the Company may be required to contribute an additional $7.5 million to fund the appraisal of the discovery. The $12.6 million of cash which 1818 Oil Corp. had at the time of the acquisition has been pledged as cash collateral to secure a letter of credit payable to Hunt for cash calls associated with the partnership. If Hunt does not call such capital contributions as provided in the partnership agreement of Hunt, the cash collateral will be released to the Company.

Concurrent with the acquisition, the Company issued 5.2 million shares of Common Stock in a private placement with The 1818 Fund II, L.P. and certain institutional investors for proceeds of $9.2 million net of $0.6 million in fees and expenses. These amounts will be used to fund the Company's capital expenditure program, including investments in the Paramount joint venture and possible future acquisitions, and for general corporate purposes.

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

During 1998, the Company anticipates that it will make capital expenditures on oil and gas properties of approximately $8.0 million, including a contribution of $2.3 million to the Paramount joint venture (net of $0.7 million already funded) and for exploration activities in Brazos and Goliad counties in Texas, but excluding potential acquisitions. The Company believes the total net proceeds of $21.8 million received from the private placement and cash acquired in 1818 Oil Corp. will be sufficient to fund the Company's capital budget through 1998.

The Company does not expect the cost of converting its computer systems to year 2000 compliance will be material to its financial condition. The Company believes it will be able to achieve year 2000 compliance by the end of 1999, and does not currently anticipate any disruption in its operations as the result of any failure by the Company to be in compliance. The Company is currently in the process of determining if its' customers and suppliers are year 2000 compliant.

RESULTS OF OPERATIONS

The  1818  Oil  Corp.   acquisition  has  been  accounted  for  as  a  reverse
acquisition and 1818 Oil Corp. is the acquiring entity for accounting purposes. As such, the financial statements presented for the periods are those of 1818 Oil Corp., not VAALCO, the legal acquirer. However, the legal name of the registrant will continue to be VAALCO Energy, Inc.

THREE  MONTHS  ENDED MARCH 31, 1998  COMPARED TO THREE  MONTHS ENDED MARCH 31,
1997

REVENUES

Total revenues were $0.3 thousand for the three months ended March 31, 1998 and 1997. All revenues were from interest income.

EXPENSES

Total expenses for the three months ended March 31, 1998 were $425 thousand compared to $327 thousand for the same period in 1997. Expenses consisted primarily of interest expense on advances from the sole shareholder. 1998 expenses included $0.7 thousand for local taxes.

NET LOSS

Net loss attributable to common stockholders for the three months ended March 31, 1998 was $425 thousand, compared to a net loss attributable to common stockholders of $327 thousand for the same period in 1997. The increased net loss in 1998 was due to larger amounts due to the sole shareholder.

UNAUDITED PRO FORMA INFORMATION

The following summarizes pro forma financial information assuming the acquisition of 1818 Oil Corp. had occurred on January 1, 1998 and 1997.


                                               (THOUSANDS OF DOLLARS)
                                       THREE MONTHS ENDED     YEAR ENDED
                                         MARCH 31, 1998    DECEMBER 31, 1997
                                        ---------------    ---------------
    Total revenues ..................   $           155    $         6,437
    Loss before income taxes ........              (186)           (12,128)
    Net loss  attributable to common
    stockholders ....................              (172)           (12,310)
    Basic net loss per share ........             (0.01)             (0.73)

    Total assets ....................            37,720             33,228

                          PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Company is not presently a party to any material legal proceedings.

ITEM 2.     CHANGES IN SECURITIES

On April 21, 1998, the Company issued 10,000 shares of Convertible Preferred Stock, Series A, to the 1818 Fund II, L.P. The holders of the Preferred Stock have the right to appoint three directors of the Company voting separately as a class. In addition, the holders of the Preferred Stock have the right to vote as a class with the holders of Common Stock on all matters submitted to a vote of the holders of Common Stock on an "as converted" basis." The 1818 Fund II, L.P. owns Common Stock and Preferred Stock which in the aggregate represents approximately 65% of the outstanding voting power of the Company on an as converted basis (excluding options and warrants) and therefore has the ability to control the vote on all matters submitted to a vote of the holders of Common Stock. The Preferred Stock has such other powers, preferences and rights as more fully described in the Certificate of Designation for the Convertible Preferred Stock, Series A, which is filed as an exhibit hereto.

In April 1998, the Company completed a private placement to accredited investors of 5,183,441 shares of Common Stock for proceeds of $9.2 million net of $0.6 million of fees and expenses (including a 7 percent commission to the placement agent). The Company also issued warrants to purchase 100,000 shares of Common Stock at an exercise price of $2.00 per share to the placement agent for services rendered in connection with the private placement.

The Company claimed exemption from registration under the Securities Act of 1933, as amended, of such warrants and shares issued by the Company under
Section 4(2) of such Act as a transaction by an issuer not involving any public offering.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(A)    EXHIBITS

      3.  Articles of Incorporation and By-Laws

            3.1(d) Certificate of Incorporation of the Company, as amended

            3.2(d) Bylaws of the Company

      4.     Instruments  defining  rights  of  security  holders,   including
            indentures

            4.3(f) Designation for Convertible Exchangeable Preferred Stock, Series A

      10.    Material Contracts

             10.1(a) Service Contract No. 6, dated September 1, 1973, among the Petroleum Board of the Republic of the Philippines and Mosbacher Philippines Corporation, ET AL, as amended.

             10.2(a)  Operating  Agreement,   dated  January  1,  1975,  among
                      Mosbacher Philippines Corporation, Husky (Philippines) Oil, Inc. and Amoco Philippines Petroleum Company.

             10.3(a) Service Contract No. 14, dated December 17, 1975, among the Petroleum Board of the Republic of the Philippines and Philippines--Cities Service, Inc., ET AL, as amended.

             10.4(a) Operating Agreement, dated July 17, 1975, among Philippines-Cities Service, Inc., Husky (Philippines) Oil, Inc., Oriental Petroleum and Minerals Corporation, Philippines-Overseas Drilling & Oil Development Corporation, Basic Petroleum and Minerals, Inc., Landoil Resources Corporation, Westrans Petroleum, Inc. and Philippine National Oil Company, as amended.

             10.5(a) Memorandum of Understanding, dated April 2, 1979, among the Bureau of Energy Development of the Republic of the Philippines and Philippines--Cities Service, Inc., ET AL.

             10.6(a) Indemnity Agreement entered into among the Company and certain of its officers and directors listed therein.

             10.7(b) Exploration and Production Sharing contract between the Republic of Gabon and VAALCO Gabon (Equata), Inc. dated July 7, 1995.

             10.8(b) Exploration and Production Sharing contract between the Republic of Gabon and VAALCO Gabon (Etame), Inc. dated July 7, 1995.

             10.9(b) Deed of Assignment and Assumption between VAALCO Gabon (Etame), Inc., VAALCO Energy (Gabon), Inc. and Petrofields Exploration & Development Co., Inc. dated September 28, 1995.

             10.10(b) Deed of Assignment and  Assumption  between VAALCO Gabon
                      (Equata), Inc., VAALCO Production (Gabon), Inc. and Petrofields Exploration & Development Co., Inc. dated September 8, 1995.

             10.11(c) Letter of Intent for Etame Block, Offshore Gabon dated
                      January 22, 1997 between the Company and Western Atlas International, Inc.

             10.12(c) Farm In Agreement for Service Contract No. 14 Offshore
                      Palawan Island, Philippines dated September 24, 1996 between the Company and SOCDET Production PTY, Ltd.

             10.13(c) Letter Agreement between the Company and Northstar
                      Interests LLC. dated December 5, 1996.

             10.14(d) Registration Rights Agreement, dated July 28, 1997, by and among the Company, Jefferies & Company, Inc. and the investors listed therein.

             10.15(e) Warrant  Agreement to Purchase Shares of Common Stock of
                      VAALCO Energy, Inc., dated July 31, 1997, between VAALCO Energy, Inc. and Jefferies & Company, Inc.

             10.16(e) Employment  Agreement  between  the  Company  and W.  R.
                      Scheirman dated March 15, 1996, as amended.

             10.17(e) Employment Agreement between the Company and Robert L.
                      Gerry, III dated August 1, 1997.

      27.   Financial Data Schedule

      (a) Filed as an exhibit to the Company's Form 10 (File No. 0-20928) filed on December 3, 1992, as amended by Amendment No. 1 on Form 8 on January 7, 1993, and by Amendment No. 2 on Form 8 on January 25, 1993, and hereby incorporated by reference herein.

      (b) Filed as an exhibit to the Company's Form 10-QSB for the quarterly period ended September 30, 1995.

      (c) Filed as an exhibit to the Company's Form 10-KSB for the quarterly period ended December 31, 1996.

      (d) Filed as an exhibit to the Company's Form 10-QSB for the quarterly period ended June 30, 1996.

      (e) Filed as an exhibit to the Company's Form 10-KSB for the quarterly period ended December 31, 1997.

      (f) Incorporated by reference from the Company's Report on 8-K filed with the Commission on May 6, 1998.

(B)   REPORTS ON FORM 8-K

      The company filed one report on Form 8-K for the three month period ended March 31, 1998. The Report, which disclosed that VAALCO and The 1818 Fund II, L.P. entered into an agreement pursuant to which the acquisition of 1818 Oil Corp. and certain other transactions described therein were consummated, was filed March 6, 1998.

                                  SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VAALCO ENERGY, INC.
(Registrant)



  By  /s/W. RUSSELL SCHEIRMAN
      W. RUSSELL SCHEIRMAN, PRESIDENT,
      CHIEF FINANCIAL OFFICER AND DIRECTOR


Dated May 14, 1998