Form 10-K/A
period 1997-12-31
VAALCO ENERGY INC /DE/
filed 1998-05-18
CIK 894627

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

                                 AMENDMENT NO. 2

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

                                    PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Included herein as Exhibit 99.1.

ITEM 11 EXECUTIVE COMPENSATION

        Included herein as Exhibit 99.1.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Included herein as Exhibit 99.1.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Included herein as Exhibit 99.1.

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