Form 10QSB
period 1998-06-30
VAALCO ENERGY INC /DE/
filed 1998-08-14
CIK 894627

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             --------------------
                                   FORM 10-QSB
(Mark One)
    |X|     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

      As of August 14, 1998 there were outstanding 20,749,968 shares of Common Stock, $.10 par value per share, of the registrant.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS




PART I.   FINANCIAL INFORMATION


CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets
   June 30, 1998  (Unaudited) and December 31, 1997..........................3
Statements of Consolidated Operations (Unaudited)
   Three months and six months ended June 30, 1998 and 1997..................4
Statements of Consolidated Cash Flows (Unaudited)
   Three months and six months ended June 30, 1998 and 1997..................5
Notes to Consolidated Financial Statements...................................6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS.......................................9

PART II.  OTHER INFORMATION.................................................14

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

              (IN THOUSANDS OF DOLLARS, EXCEPT PAR VALUE AMOUNTS)

                                                          JUNE 30,  DECEMBER 31,
                                                            1998        1997
                                                          --------    --------
ASSETS
CURRENT ASSETS:
  Cash and equivalents .................................  $  8,216    $     32
  Funds in escrow ......................................     2,701        --
  Receivables:
    Trade ..............................................       285        --
    Accounts with partners .............................     2,994        --
    Other ..............................................       824        --
  Materials and supplies ...............................       367        --
  Prepaid expenses and other ...........................       109        --
                                                          --------    --------
    Total current assets ...............................    15,496          32
                                                          --------    --------
PROPERTY AND EQUIPMENT-SUCCESSFUL EFFORTS METHOD
  Wells, platforms and other production facilities .....       908        --
  Investment in partnership ............................     2,214       1,804
  Work in progress .....................................     1,322        --
  Equipment and other ..................................       245        --
                                                          --------    --------
                                                             4,689       1,804
Accumulated depreciation, depletion and amortization ...        (1)       --
                                                          --------    --------
    Net property and equipment .........................     4,688       1,804
                                                          --------    --------
OTHER ASSETS:
    Funds in escrow ....................................    12,704        --
    Advances - related party ...........................        39        --
    Other investments ..................................       893        --
    Other long-term assets .............................       130        --
                                                          --------    --------
TOTAL ..................................................  $ 33,950    $  1,836
                                                          ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable .....................................  $  4,697    $   --
  Accrued liabilities ..................................       159       2,872
  Deferred income tax - current ........................       112        --
                                                          --------    --------
    Total current liabilities ..........................     4,968       2,872
                                                          --------    --------
FUTURE ABANDONMENT COSTS ...............................     4,277        --
LONG TERM DEBT .........................................      --        12,295
                                                          --------    --------
  Total liabilities ....................................     9,245      15,167
                                                          --------    --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $25 par value, 500,000 shares
    authorized 10,000 and 0 shares issued and
    outstanding in 1998 and 1997, respectively .........       250        --
  Common stock, $.10 par value, 100,000,000 and
    50,000,000 authorized shares 20,755,363 and
    15,571,922 shares issued of which 5,395
    are in the treasury in 1998 and 1997, respectively .     2,075       1,557
  Additional paid-in capital ...........................    41,088       2,554
  Accumulated deficit ..................................   (18,695)    (17,429)
  Less treasury stock, at cost .........................       (13)        (13)
                                                          --------    --------
    Total stockholders' equity (deficit) ...............    24,705     (13,331)
                                                          --------    --------
TOTAL ..................................................  $ 33,950    $  1,836
                                                          ========    ========

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


                                      THREE MONTHS ENDED    SIX MONTHS ENDED
                                          JUNE 30,               JUNE 30,
                                     -------------------    -------------------
                                       1998       1997       1998        1997
                                     --------    -------    --------    -------
REVENUES:
  Oil and gas sales ..............   $    211    $  --      $    211    $  --
OPERATING COSTS AND EXPENSES:
  Production expenses ............        138       --           138       --
  Depreciation, depletion and
    amortization .................          2       --             2       --
  General and administrative
    expenses .....................        507       --           507       --
                                     --------    -------    --------    -------
    Total operating costs and
      expenses ...................        647       --           647       --
                                     --------    -------    --------    -------
OPERATING LOSS ...................       (436)      --          (436)      --

OTHER INCOME (EXPENSES):

  Interest income ................        302       --           302          1
  Interest expense and financing
    charges ......................       --         (349)       (424)      (677)
  Partnership reserve ............       (628)      --          (628)      --
  Other, net .....................        (47)      --           (48)      --
                                     --------    -------    --------    -------
    Total other income (expenses)        (373)      (349)       (798)      (676)
                                     --------    -------    --------    -------
NET LOSS BEFORE INCOME TAXES .....       (809)      (349)     (1,234)      (676)

INCOME TAX .......................         32       --            32       --
                                     --------    -------    --------    -------
NET LOSS ATTRIBUTABLE TO
  COMMON STOCKHOLDERS ............   $   (841)   $  (349)   $ (1,266)   $  (676)
                                     ========    =======    ========    =======
LOSS  PER COMMON SHARE:
  BASIC ..........................   $  (0.04)   $ (0.04)   $  (0.07)   $ (0.08)
                                     ========    =======    ========    =======
  DILUTED ........................   $  (0.04)   $ (0.04)   $  (0.07)   $ (0.08)
                                     ========    =======    ========    =======
WEIGHTED AVERAGE COMMON SHARES:
  BASIC ..........................     19,554      8,865      17,571      8,865
                                     ========    =======    ========    =======
  DILUTED ........................     42,704      9,253      30,155      9,186
                                     ========    =======    ========    =======

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    VAALCO ENERGY, INC. AND SUBSIDIARIES
                   STATEMENTS OF CONSOLIDATED CASH FLOWS
                                (UNAUDITED)

                            (IN THOUSANDS OF DOLLARS)

                                                            Six Months Ended
                                                                 June 30,
                                                          ---------------------
                                                            1998         1997
                                                          --------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..........................................     $ (1,266)     $  (676)
  Adjustments to reconcile net loss to net cash
    Provided by (used in) operating activities:
    Depreciation, depletion and amortization ........            2         --
    Partnership reserve .............................          628         --
    Accrued interest payable ........................          424          677
  Change in assets and liabilities that provided
    (used) cash:
                                                           (13,413)        --
    Funds in escrow
    Trade receivables ...............................          (40)        --
    Accounts with partners ..........................       (2,933)        --
    Other receivables ...............................           32         --
    Materials and supplies ..........................            1         --
    Prepaid expenses and other ......................          (19)        --
    Accounts payable ................................        2,009         --
    Accrued liabilities .............................          (55)        --
                                                          --------      -------
      Net cash provided by (used in) operating
        activities ..................................      (14,630)           1
                                                          --------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Cash acquired in merger with 1818 Oil Corp. .......       15,812         --
  Investment in partnership .........................       (1,038)      (3,048)
  Additions to property and equipment ...............         (549)        --
                                                              (540)        --
  Investment in joint venture
    Other ...........................................          134         --
                                                          --------      -------
      Net cash provided by (used in) investing
        activities ..................................       13,819       (3,048)
                                                          --------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings ..........................         --          2,286
  Proceeds from the issuance of common stock ........        8,995          762
                                                          --------      -------
      Net cash provided by financing activities .....        8,995        3,048
                                                          --------      -------
NET CHANGE IN CASH AND EQUIVALENTS ..................        8,184            1

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD .........           32           31
                                                          --------      -------
CASH AND EQUIVALENTS AT END OF PERIOD ...............     $  8,216      $    32
                                                          ========      =======
NON-CASH ITEMS:
   Contribution of debt to additional paid in
     capital ........................................     $ 15,591         --
                                                          ========      =======

              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998
                                   (UNAUDITED)

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

      On April 21, 1998 VAALCO consummated the acquisition of 1818 Oil Corp. for 10,000 shares of Convertible Preferred Stock, Series A. The Preferred Stock is convertible into 27.5 million shares of Common Stock $0.10 par value per share of VAALCO. As a result of the voting control 1818 Oil Corp.'s shareholder obtained in the transaction, the 1818 Oil Corp. acquisition has been accounted for as a reverse acquisition and 1818 Oil Corp. is the acquiring entity for accounting purposes. As such, the financial statements presented for the prior year periods are those of 1818 Oil Corp., not VAALCO the legal acquirer. The results of operations of VAALCO are included in the accompanying financial statements for the periods subsequent to the date of the acquisition. Accordingly, a comparison of 1998 and 1997 interim results is not meaningful. The legal name of the registrant continues to be VAALCO Energy, Inc. (See Note 2 for pro forma information.)

2.     ACQUISITION OF 1818 OIL CORP.

      In April 1998, the Company acquired from The 1818 Fund II, L.P., a fund managed by Brown Brothers Harriman & Co., all of the outstanding capital stock of 1818 Oil Corp. in exchange for 10,000 shares of Series A Convertible Preferred Stock. Concurrent with the acquisition, the Company issued 5.2 million shares of Common Stock in a private placement to The 1818 Fund II, L.P. and certain institutional investors for net proceeds of $9.0 million. The assets of 1818 Oil Corp. at closing consisted of a 7.5% limited partnership interest in Hunt Overseas Exploration Company, L.P. ("Hunt") with book value of $2.8 million and $12.6 million in cash. The $12.6 million of cash which 1818 Oil Corp. had at the time of the acquisition has been pledged as cash collateral to secure a letter of credit payable to Hunt for cash calls associated with the partnership. If Hunt does not call such capital contributions as provided in the partnership agreement of Hunt, the cash collateral will be released to the Company.

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

      The 1818 Oil Corp. acquisition has been accounted for as a reverse acquisition and 1818 Oil Corp. is the acquiring entity for accounting purposes. Therefore, because 1818 Oil Corp. is the acquirer for accounting purposes, the financial statements for prior years are those of 1818 Oil Corp., not VAALCO the legal acquirer. Accordingly, a comparison of 1998 and 1997 interim results is not meaningful. 1818 Oil Corp.'s equity as of June 30, 1998 and December 31, 1997 have been retroactively charged for the equivalent number of shares of VAALCO's common stock received in the transaction. The difference between the par value of the common stock of 1818 Oil Corp. and VAALCO has been charged to additional paid in capital. In addition, at the time of the merger, 1818 Fund II, L.P. contributed the debt owed to it by 1818 Oil Corp. as additional paid in capital to 1818 Oil Corp.

      The following summarizes pro forma financial information assuming the acquisition of 1818 Oil Corp. had occurred on January 1, 1998.


                                                 (THOUSANDS OF DOLLARS)
                                            SIX MONTHS ENDED     YEAR ENDED
                                             JUNE 30, 1998    DECEMBER 31, 1997
                                             -------------    -----------------
       Total revenues .....................  $         366    $           6,437
       Loss before income taxes ...........           (978)             (12,128)
       Net loss  attributable  to  common
       stockholders .......................         (1,004)             (12,310)
       Basic net loss per share ...........          (0.06)               (0.73)
       Total assets .......................         33,947               33,228

3.     CURRENT DEVELOPMENTS

      Concurrent with the acquisition with 1818 Oil Corp., the Company formed a joint venture with Paramount Petroleum, Inc. to conduct exploration activities primarily in the onshore Gulf Coast area, including Alabama, Mississippi and Louisiana. The agreement entitles the Company to acquire, at its option, 25% of any prospect generated by the joint venture, on a non-promoted basis taking into account the Company's interest in the joint venture. The joint venture agreement also provides for the sharing of any revenues attributable to prospects generated by the joint venture and sold to others. The Company has committed to expend $3.0 million to fund overhead, leases, seismic and other amounts in connection with the joint venture, $1.2 million of which has been funded as of the date of this filing. The Company has posted a letter of credit to secure such commitment.

      In July 1998, the company elected to participate at a 15 percent working interest level in the first prospect developed by the joint venture. The operator of the prospect, an unrelated third party, which also elected to participate in the prospect, has until October 1, 1998 to spud the exploration well.

      On April 30, 1998, the Company spudded the Etame No. 1 well offshore Gabon on the Etame Block. The well was drilled to a depth of 8,000 feet and resulted in an oil discovery, which tested at a rate of 3,700 barrels oil per day on a 32/64's inch choke from perforations in the Gamba sandstone. The Etame Block is a 3,073 square kilometer block, which in addition to the Etame-1 discovery, contains two former Gulf Oil Company discoveries, the North and South Tchibala discoveries. All three discoveries consist of subsalt reservoirs that lie in approximately 250 feet of water depth, 40 miles offshore. The consortium plans to drill at least one delineation well later this year on the Etame-1 structure to assist in determining recoverable reserves . The Consortium is also conducting facilities studies, to determine optimum development options and timing. The Company has a 17.9% working interest in the well.

4.     LONG-TERM DEBT

      Pursuant to the subscription agreement entered into at the time of organization of 1818 Oil Corp., capital contributions from The 1818 Fund II, L.P. were apportioned between long term debt and paid in capital. The percentages set forth in the agreement were 75 percent long-term debt and 25 percent capital contribution. Interest accrued on the long-term debt at a rate of 14 percent per annum. There were no payments of interest by 1818 Oil Corp. to The 1818 Fund II, L.P. In April, at the time of the acquisition of 1818 Oil Corp. by VAALCO, the long-term debt and accrued interest were contributed back to 1818 Oil Corp. by The 1818 Fund II, L.P. and added to additional paid in capital.

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

INTRODUCTION

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

CAPITAL RESOURCES AND LIQUIDITY

Historically, the Company's primary source of capital resources has been from cash flows from operations, assets sales, private sales of equity, bank borrowings and purchase money debt. During 1994 and 1995, the Company's primary source of cash flow was sales of production from the West Linapacan "A" Field. In 1996, 1997 and 1998, cash was derived predominantly from asset sales, the sale of marketable securities, and the private placement of Common Stock. The Company's primary uses of capital have been to fund acquisitions and to fund its exploration and development operations.

The Company produces oil from the Matinloc and Nido fields in the South China Sea, the Philippines. During the six months ended June 30, 1998, total production from the fields was approximately 133,000 gross barrels of oil. Substantially all of the Company's crude oil and natural gas is sold at the well head at posted or index prices under short-term contracts, as is customary in the industry. The Company markets its share of crude oil under an agreement with SeaOil, a local Philippines refiner. While the loss of this buyer might have a material effect on the Company in the near term, management believes that the Company would be able to obtain other customers for its crude oil.

On April 21, 1998 VAALCO consummated the acquisition of 1818 Oil Corp. for 10,000 shares of Convertible Preferred Stock, Series A. The Preferred Stock is convertible into 27.5 million shares of Common Stock $0.10 par value per share of VAALCO. The assets of 1818 Oil Corp. consisted at closing of a 7.5% limited partnership interest in Hunt with book value of $2.8 million and $12.6 million in cash. As a result of the voting control 1818 Oil Corp.'s shareholder obtained in the transaction, the 1818 Oil Corp. acquisition has been accounted for as a reverse acquisition and 1818 Oil Corp. is the acquiring entity for accounting purposes. As such, the financial statements presented for the prior year periods are those of 1818 Oil Corp., not VAALCO the legal acquirer. The results of operations of VAALCO are included in the accompanying financial statements for the periods subsequent to the date of the acquisition. Accordingly, a comparison of 1998 and 1997 interim results is not meaningful. The legal name of the registrant continues to be VAALCO Energy, Inc.

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

Concurrent with the acquisition, the Company issued 5.2 million shares of Common Stock in a private placement with The 1818 Fund II, L.P. and certain institutional investors for proceeds of $9.0 million net of $0.8 million in fees and expenses. These amounts will be used to fund the Company's capital expenditure program, including investments in the Paramount joint venture and possible future acquisitions, and for general corporate purposes.

The Company has committed to invest $3.0 million in the Paramount joint venture, of which $1.2 million has already been funded as of the date of this filing. There can be no assurance that the Company will realize a return on this investment or that the Company's investment in the Paramount joint venture will be successful.

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

During 1998, the Company anticipates that it will make capital expenditures on oil and gas properties of approximately $7.0 million, including a contribution of $2.7 million to the Paramount joint venture. The Company has postponed drilling plans for exploration activities in Brazos County, Texas due to low oil prices. The anticipated capital expenditures exclude potential acquisitions. The Company believes the total net proceeds of $22.8 million received from the private placement and cash acquired in 1818 Oil Corp. will be sufficient to fund the Company's capital budget through 1998.

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

RESULTS OF OPERATIONS

The 1818 Oil Corp. acquisition has been accounted for as a reverse acquisition and 1818 Oil Corp. is the acquiring entity for accounting purposes. As such, the financial statements presented for the prior year periods are those of 1818 Oil Corp., not VAALCO, the legal acquirer. The results of operations of VAALCO are included in the accompanying financial statements for the periods subsequent to the date of the acquisition. Accordingly, a comparison of 1998 and 1997 interim results in not meaningful. The legal name of the registrant continues to be VAALCO Energy, Inc.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

REVENUES

Total revenues from oil and gas sales were $211 thousand for the three months ended June 30, 1998. Substantially all revenues were from the Philippines.

EXPENSES

Total production expenses for the three months ended June 30, 1998 were $138 thousand. General and administrative expenses amounted to $507 thousand.

OTHER INCOME (EXPENSES)

Interest income of $302 thousand was received on amounts on deposit. Interest rates received were approximately 5.5% on invested funds. Partnership expenses of $628 thousand were reserved associated with the Hunt partnership, consisting of partnership exploration expense and general administrative costs. No partnership expenses for dry holes were reserved during the quarter. As a result of the debt restructuring at the time of the merger, interest expense was $0 compared to $349 thousand in the quarter ended June 30, 1997

NET LOSS

Net loss attributable to common stockholders for the three months ended June 30, 1998 was $841 thousand, compared to a net loss attributable to common stockholders of $349 thousand for the same period in 1997. The increased net loss in 1998 was due to reserves for partnership expenses associated with the Hunt venture.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

REVENUES

Total revenues from oil and gas sales were $211 thousand for the six months ended June 30, 1998. Substantially all of these revenues were associated with Philippines production from the effective date if the merger.

EXPENSES

Total production expenses for the six months ended June 30, 1998 were $138 thousand. General and administrative expenses amounted to $507 thousand.

OTHER INCOME (EXPENSES)

Interest income of $302 thousand was received on amounts on deposit during the six months period ending June 30, 1998, compared to $1 thousand in the comparable 1997 period. Interest rates received were approximately 5.5% on invested funds. Partnership expenses of $628 thousand were reserved associated with the Hunt partnership, consisting of partnership exploration expense and general administrative costs. No partnership expenses for dry holes were reserved during the period. As a result of the debt restructuring at the time of the merger, interest expense was $424 compared to $677 thousand in the six months ended June 30, 1997

NET LOSS

Net loss attributable to common stockholders for the six months ended June 30, 1998 was $1,266 thousand, compared to a net loss attributable to common stockholders of $676 thousand for the same period in 1997. The increased net loss in 1998 was mainly due to reserves for partnership expenses associated with the Hunt venture.

UNAUDITED PRO FORMA INFORMATION

The following summarizes pro forma financial information assuming the acquisition of 1818 Oil Corp. had occurred on January 1, 1998.

                                                (THOUSANDS OF DOLLARS)
                                           SIX MONTHS ENDED     YEAR ENDED
                                            JUNE 30, 1998    DECEMBER 31, 1997
                                            -------------    -----------------
    Total revenues ......................   $         366    $           6,437
    Loss before income taxes ............            (978)             (12,128)
    Net loss  attributable to common
    stockholders ........................          (1,004)             (12,310)
    Basic net loss per share ............           (0.06)               (0.73)
    Total assets ........................          33,947               33,228

                           PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Company is not presently a party to any material legal proceedings.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 21, 1998, the Company issued 10,000 shares of Convertible Preferred Stock, Series A, ("Preferred Stock"), to the 1818 Fund II, L.P. Each share of Preferred Stock is convertible to 2,750 shares of Common Stock. The holders of the Preferred Stock have the right to appoint three directors of the Company voting separately as a class. In addition, the holders of the Preferred Stock have the right to vote as a class with the holders of Common Stock on all matters submitted to a vote of the holders of Common Stock on an "as converted" basis." The 1818 Fund II, L.P. owns Common Stock and Preferred Stock which in the aggregate represents approximately 65% of the outstanding voting power of the Company on an as converted basis (excluding options and warrants) and therefore has the ability to control the vote on all matters submitted to a vote of the holders of Common Stock. The Preferred Stock has such other powers, preferences and rights as more fully described in the Certificate of Designation for the Convertible Preferred Stock, Series A, which is filed as an exhibit hereto.

In April 1998, the Company completed a private placement to accredited investors of 5,183,441 shares of Common Stock for proceeds of $9.0 million net of $0.8 million of fees and expenses (including a 7 percent commission to the placement agent). The Company also issued warrants to purchase 100,000 shares of Common Stock at an exercise price of $2.00 per share to the placement agent for services rendered in connection with the private placement.

The Company claimed exemption from registration under the Securities Act of 1933, as amended, of such warrants and shares issued by the Company under
Section 4(2) of such Act as a transaction by an issuer not involving any public offering.

As discussed in Item 4, the number of authorized shares of Common Stock has been increased from 50,000,000 to 100,000,000 shares.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders held on June 24, 1998, the stockholders of the Company approved an increase of authorized common shares from 50,000,000 shares to 100,000,000 shares. The stockholders also approved the appointment of Deloitte & Touche as auditors of the Company.

Regarding the proposal to amend Article Four of the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 50,000,000 shares to 100,000,000 shares, 38,900,489 votes were cast for the proposal, 3,410 votes were cast against the proposal and 0 votes abstained from voting. Regarding the proposal to approve the appointment of Deloitte & Touche as the Company's auditors, 38,903,899 votes were cast for the proposal, 0 votes were cast against the proposal and 0 votes abstained from voting.

The Common and Preferred Stockholders elected five Directors and the Preferred Stockholders, voting as a class, elected three additional Directors to serve on the Company's Board of Directors.

       DIRECTORS ELECTED BY
       COMMON AND PREFERRED
       STOCKHOLDERS                VOTES CAST FOR     VOTES CAST AGAINST

       Arne R. Nielsen               38,903,899               0
       W. Russell Scheirman          38,903,899               0
       Virgil A. Walston, Jr.        38,903,899               0
       Robert L. Gerry III           38,903,899               0
       Charles W. Alcorn, Jr.        38,903,899               0

       Directors Elected by
       PREFERRED STOCKHOLDERS      VOTES CAST FOR     VOTES CAST AGAINST

       Lawrence L. Tucker              10,000                 0
       T. Michael Long                 10,000                 0
       Walter W. Grist                 10,000                 0


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(A)    EXHIBITS

      2. Plan of acquisition, reorganization , arrangement, liquidation or succession

            2.1 (a) Stock Acquisition Agreement and Plan of Reorganization dated February 17, 1998 by and among the Company and the 1818 Fund II, L.P.

            2.2 (c) First Amendment to Stock Acquisition Agreement and Plan of Reorganization, dated April 21, 1998


      4.     Instruments  defining  rights  of  security  holders,   including
            indentures

            4.1(b)   Restated Certificate of Incorporation

            4.2(b)   Certificate  of  Amendment  to  Restated  Certificate  of
            Incorporation

            4.3(b)   Bylaws

            4.4(b)   Amendment to Bylaws

            4.5(c)   Designation of Convertible Preferred Stock, Series A

      10.    Material Contracts

             10.1(d) Service Contract No. 6, dated September 1, 1973, among the Petroleum Board of the Republic of the Philippines
                      and  Mosbacher  Philippines   Corporation,   ET  AL,  as
                      amended.
             10.2(d)  Operating  Agreement,   dated  January  1,  1975,  among
                      Mosbacher Philippines Corporation, Husky (Philippines) Oil, Inc. and Amoco Philippines Petroleum Company.
             10.3(d) Service Contract No. 14, dated December 17, 1975, among the Petroleum Board of the Republic of the Philippines and Philippines--Cities Service, Inc., ET AL, as amended.
             10.4(d) Operating Agreement, dated July 17, 1975, among Philippines-Cities Service, Inc., Husky (Philippines) Oil, Inc., Oriental Petroleum and Minerals Corporation, Philippines-Overseas Drilling & Oil Development Corporation, Basic Petroleum and Minerals, Inc., Landoil Resources Corporation, Westrans Petroleum, Inc. and Philippine National Oil Company, as amended.
             10.5(d) Memorandum of Understanding, dated April 2, 1979, among the Bureau of Energy Development of the Republic of the Philippines and Philippines--Cities Service, Inc., ET AL.
             10.6(d) Indemnity Agreement entered into among the Company and certain of its officers and directors listed therein.
             10.7(e) Exploration and Production Sharing contract between the Republic of Gabon and VAALCO Gabon (Equata), Inc. dated July 7, 1995.
             10.8(e) Exploration and Production Sharing contract between the Republic of Gabon and VAALCO Gabon (Etame), Inc. dated July 7, 1995.
             10.9(e)  Deed of Assignment and  Assumption  between VAALCO Gabon
                      (Etame),   Inc.,   VAALCO  Energy   (Gabon),   Inc.  and
                      Petrofields Exploration & Development Co., Inc. dated September 28, 1995.
             10.10(e) Deed of Assignment and  Assumption  between VAALCO Gabon
                      (Equata), Inc., VAALCO Production (Gabon), Inc. and Petrofields Exploration & Development Co., Inc. dated September 8, 1995.
             10.11(f) Letter of Intent for Etame Block, Offshore Gabon dated
                      January 22, 1997 between the Company and Western Atlas International, Inc.
             10.12(f) Farm In Agreement for Service Contract No. 14 Offshore
                      Palawan Island, Philippines dated September 24, 1996 between the Company and SOCDET Production PTY, Ltd.
             10.13(f) Letter  Agreement  between  the  Company  and  Northstar
                     Interests LLC. dated December 5, 1996.
             10.14(g) Registration Rights Agreement, dated July 28, 1997, by and among the Company, Jefferies & Company, Inc. and the investors listed therein.
             10.15(h) Warrant  Agreement to Purchase Shares of Common Stock of
                      VAALCO Energy, Inc., dated July 31, 1997, between VAALCO Energy, Inc. and Jefferies & Company, Inc.

             10.16(h) Employment  Agreement  between  the  Company  and W.  R.
                      Scheirman dated March 15, 1996, as amended.
             10.17(h) Employment Agreement between the Company and Robert L.
                      Gerry, III dated August 1, 1997.
             10.18(c) Registration Rights Agreement among the Company and The
                      1818 Fund II, L.P., dated April 21, 1998

             10.19(c) Registration Rights Agreement dated April 21, 1998 by and among the Company, Jeffries & Company, Inc. and the investors listed therein.

27.   Financial Data Schedule

 _____________

      (a) Filed as an exhibit to the Company's report on Form 8-K filed with the Commission on March 4, 1998 (file no. 000-20928) and hereby incorporated by reference herein.

      (b) Filed as an exhibit to the Company's Registration Statement on Form S-3 filed with the Commission on July 15, 1998 and hereby incorporated by reference herein.

      (c) Filed as an exhibit to the Company's Report on Form 8-K filed with the Commission on May 6, 1998 and hereby incorporated by reference herein.

      (d) Filed as an exhibit to the Company's Form 10 (File No. 0-20928) filed on December 3, 1992, as amended by Amendment No. 1 on Form 8 on January 7, 1993, and by Amendment No. 2 on Form 8 on January 25, 1993, and hereby incorporated by reference herein.

      (e) Filed as an exhibit to the Company's Form 10-QSB for the quarterly period ended September 30, 1995, and hereby incorporated by reference herein.

      (f) Filed as an exhibit to the Company's Form 10-KSB for the quarterly period ended December 31, 1996, and hereby incorporated by reference herein.

      (g) Filed as an exhibit to the Company's Form 10-QSB for the quarterly period ended June 30, 1997, and hereby incorporated by reference herein.

      (h) Filed as an exhibit to the Company's Form 10-KSB for the quarterly period ended December 31, 1997, and hereby incorporated by reference herein.

(B)   REPORTS ON FORM 8-K

            The company filed two reports on Form 8-K for the three month period ended June 30, 1998. A Form 8-K, filed on May 6, 1998 reported the acquisition of 1818 Oil Corp. from The 1818 Fund II, L.P., contained a designation for Convertible Exchangeable Preferred Stock, Series A, and contained the unaudited pro forma financial statements of VAALCO Energy, Inc. A Form 8-K, filed on May 29, 1998 contained the financial statements of 1818 Oil Corp.


                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VAALCO ENERGY, INC.
(Registrant)



  By  /s/W. RUSSELL SCHEIRMAN
      W. RUSSELL SCHEIRMAN, PRESIDENT,
      CHIEF FINANCIAL OFFICER AND DIRECTOR
      (on behalf of the Registrant and as the
       principal financial officer)


Dated August 14, 1998