Form 10QSB
period 1998-09-30
VAALCO ENERGY INC /DE/
filed 1998-11-16
CIK 894627

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             --------------------
                                   FORM 10-QSB
(Mark One)
    |X|     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

      As of November 13, 1998 there were outstanding 20,749,968 shares of Common Stock, $.10 par value per share, of the registrant.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION


CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets
   September 30, 1998  (Unaudited) and December 31, 1997.....................3
Statements of Consolidated Operations (Unaudited)
   Three months and nine months ended September 30, 1998 and 1997............4
Statements of Consolidated Cash Flows (Unaudited)
   Three months and nine months ended September 30, 1998 and 1997............5
Notes to Consolidated Financial Statements...................................6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS.......................................9

PART II.  OTHER INFORMATION.................................................14

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

               (IN THOUSANDS OF DOLLARS, EXCEPT PAR VALUE AMOUNTS)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1998             1997
                                                              -------------    -------------
ASSETS
CURRENT ASSETS:
  Cash and equivalents ....................................   $       6,208    $          32
  Funds in escrow .........................................           1,125             --
  Receivables:
    Trade .................................................             547             --
    Accounts with partners ................................           1,422             --
    Other .................................................             791             --
  Materials and supplies ..................................             366             --
  Prepaid expenses and other ..............................              67             --
                                                              -------------    -------------
    Total current assets ..................................          10,526               32
                                                              -------------    -------------
PROPERTY AND EQUIPMENT-SUCCESSFUL EFFORTS METHOD
  Wells, platforms and other production facilities ........             909             --
  Investment in partnership ...............................           2,146            1,804
  Undeveloped acreage and work in progress ................           2,780             --
  Equipment and other .....................................             245             --
                                                              -------------    -------------
                                                                      6,080            1,804
Accumulated depreciation, depletion and amortization ......              (7)            --
                                                              -------------    -------------
    Net property and equipment ............................           6,073            1,804
                                                              -------------    -------------
OTHER ASSETS:
    Funds in escrow .......................................          12,896             --
    Advances - related party ..............................              37             --
    Other investments .....................................           1,569             --
    Other long-term assets ................................             128             --
                                                              -------------    -------------
TOTAL .....................................................   $      31,229    $       1,836
                                                              =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable ........................................   $       2,250    $        --
  Accrued liabilities .....................................              93            2,872
  Deferred income tax - current ...........................             112             --
                                                              -------------    -------------
    Total current liabilities .............................           2,455            2,872
                                                              -------------    -------------
FUTURE ABANDONMENT COSTS ..................................           4,277             --
LONG TERM DEBT ............................................            --             12,295
                                                              -------------    -------------
  Total liabilities .......................................           6,732           15,167
                                                              -------------    -------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $25 par value, 500,000 shares authorized
    10,000 and 0 shares issued and outstanding in 1998
    and 1997, respectively ................................             250             --
  Common stock, $.10 par value, 100,000,000 and
   50,000,000 authorized shares 20,755,363 and 15,571,922
   shares issued of which 5,395 are in the treasury in
   1998 and 1997, respectively ............................           2,075            1,557
  Additional paid-in capital ..............................          41,030            2,554
  Accumulated deficit .....................................         (18,845)         (17,429)
  Less treasury stock, at cost ............................             (13)             (13)
                                                              -------------    -------------
    Total stockholders' equity (deficit) ..................          24,497          (13,331)
                                                              -------------    -------------
TOTAL .....................................................   $      31,229    $       1,836
                                                              =============    =============

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                      THREE MONTHS ENDED        NINE MONTHS ENDED
                                         SEPTEMBER 30,             SEPTEMBER 30,
                                    -----------------------    ---------------------
                                       1998         1997         1998         1997
                                    ---------    ---------    ---------    ---------
REVENUES:
  Oil and gas sales .............   $     196    $    --      $     407    $    --

OPERATING COSTS AND EXPENSES:
  Production expenses ...........         192         --            330         --
  Depreciation, depletion and
    amortization ................           5         --              7         --
  General and administrative
    expenses ....................         396         --            903         --
                                    ---------    ---------    ---------    ---------
    Total operating costs and
      expenses ..................         593         --          1,240         --
                                    ---------    ---------    ---------    ---------
OPERATING LOSS ..................        (397)        --           (833)        --

OTHER INCOME (EXPENSES):
  Interest income ...............         325         --            627            1
  Interest expense and financing
    charges .....................        --           (381)        (424)      (1,057)
  Partnership reserve ...........         (68)        --           (696)        --
  Other, net ....................           4         --            (44)        --
                                    ---------    ---------    ---------    ---------
    Total other income (expenses)         261         (381)        (537)      (1,056)
                                    ---------    ---------    ---------    ---------
LOSS BEFORE INCOME TAXES ........        (136)        (381)      (1,370)      (1,056)

INCOME TAX ......................          14         --             46         --
                                    ---------    ---------    ---------    ---------
NET LOSS ATTRIBUTABLE TO
  COMMON STOCKHOLDERS ...........   $    (150)   $    (381)   $  (1,416)   $  (1,056)
                                    =========    =========    =========    =========
LOSS  PER COMMON SHARE:
  BASIC AND DILUTED .............   $   (0.01)   $   (0.04)   $   (0.08)   $   (0.12)

WEIGHTED AVERAGE COMMON SHARES:
  BASIC AND DILUTED .............      20,750        8,865       18,635        8,865

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   VAALCO ENERGY, INC. AND SUBSIDIARIES
                   STATEMENTS OF CONSOLIDATED CASH FLOWS
                                (UNAUDITED)


                            (IN THOUSANDS OF DOLLARS)
                                                           NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                         ----------------------
                                                            1998         1997
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss ...........................................   $  (1,416)   $  (1,056)
  Adjustments to reconcile net loss to net cash
  Provided by (used in) operating activities:
    Depreciation, depletion and amortization .........           7         --
    Partnership reserve ..............................         696         --
    Accrued interest payable .........................         424        1,057
  Change in assets and liabilities that provided
   (used) cash:
   Funds in escrow ...................................     (12,029)        --
    Trade receivables ................................        (301)        --
    Accounts with partners ...........................      (1,508)        --
    Other receivables ................................          65         --
    Materials and supplies ...........................          (8)        --
    Prepaid expenses and other .......................          23         --
    Accounts payable .................................        (271)        --
    Accrued liabilities ..............................        (147)        --
                                                         ---------    ---------
      Net cash (used in) provided by operating
        activities ...................................     (14,465)           1
                                                         ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Cash acquired in merger with 1818 Oil Corp. ........      15,812         --
  Investment in partnership ..........................      (1,039)      (5,406)
  Additions to property and equipment ................      (2,014)        --
  Investment in joint venture ........................      (1,216)        --
  Other ..............................................         103         --
                                                         ---------    ---------
      Net cash provided by (used in) investing
        activities ...................................      11,646       (5,406)
                                                         ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings ...........................        --          4,055
  Proceeds from the issuance of common stock .........       8,995        1,351
                                                         ---------    ---------
      Net cash provided by financing activities ......       8,995        5,406
                                                         ---------    ---------
NET CHANGE IN CASH AND EQUIVALENTS ...................       6,176            1

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD ..........          32           31
                                                         ---------    ---------
CASH AND EQUIVALENTS AT END OF PERIOD ................   $   6,208    $      32
                                                         =========    =========
NON-CASH ITEMS:
   Contribution of debt to additional paid in
     capital .........................................   $  15,591         --
                                                         =========    =========

              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (UNAUDITED)

1.    UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      The consolidated financial statements of VAALCO Energy, Inc. and Subsidiaries (collectively, "VAALCO" or the "Company"), included herein are unaudited, but include all adjustments consisting of normal recurring accruals which the Company deems necessary for a fair presentation of its financial position, results of operations, changes in stockholders' equity (deficit) and cash flows for the interim period. Such results are not necessarily indicative of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1997 and reports filed on Form 8-K.

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

      The 1818 Oil Corp. acquisition has been accounted for as a reverse acquisition and 1818 Oil Corp. is the acquiring entity for accounting purposes. Therefore, because 1818 Oil Corp. is the acquirer for accounting purposes, the financial statements for prior years are those of 1818 Oil Corp., not VAALCO the legal acquirer. Accordingly, a comparison of 1998 and 1997 interim results is not meaningful. 1818 Oil Corp.'s equity as of September 30, 1998 and December 31, 1997 have been retroactively charged for the equivalent number of shares of VAALCO's common stock received in the transaction. The difference between the par value of the common stock of 1818 Oil Corp. and VAALCO has been charged to additional paid in capital. In addition, at the time of the merger, 1818 Fund II, L.P. contributed the debt owed to it by 1818 Oil Corp. as additional paid in capital to 1818 Oil Corp.

      The following summarizes pro forma financial information assuming the acquisition of 1818 Oil Corp. had occurred on January 1, 1998.


                                               (THOUSANDS OF DOLLARS)

                                      NINE MONTHS ENDED         YEAR ENDED
                                      SEPTEMBER 30, 1998     DECEMBER 31, 1997
                                      ------------------    ------------------
 Total revenues....................   $              562    $            6,437
 Loss before income taxes .........               (1,130)              (12,128)
 Net loss  attributable  to  common
 stockholders .....................               (1,162)              (12,310)
 Basic net loss per share .........                (0.06)                (0.73)
 Total assets .....................               31,229                33,228

3.     CURRENT DEVELOPMENTS

      In September 1998, the Company elected to participate in a two well exploration program in Lafourche Parish, Louisiana. The prospects are gas prospects generated from a 3-D seismic survey over the leases. The Company has taken a 15 percent working interest in the two prospects, and expects its share of the cost of the well to be approximately $0.7 million. In October 1998, drilling of the first prospect was completed and no commercial gas zones were encountered. The second well of the program is anticipated to spud in December 1998.

      Concurrent with the acquisition with 1818 Oil Corp., the Company formed a joint venture with Paramount Petroleum, Inc. to conduct exploration activities primarily in the onshore Gulf Coast area, including Alabama, Mississippi and Louisiana. The agreement entitles the Company to acquire, at its option, 25% of any prospect generated by the joint venture, on a non-promoted basis taking into account the Company's interest in the joint venture. The joint venture agreement also provides for the sharing of any revenues attributable to prospects generated by the joint venture and sold to others. The Company has committed to expend $3.0 million to fund overhead, leases, seismic and other amounts in connection with the joint venture, $2.0 million of which has been funded as of the date of this filing. The Company has posted a letter of credit to secure such commitment.

      In July 1998, the Company elected to participate at a 15 percent working interest level in the first prospect developed by the joint venture. The well was drilled in October 1998 and did not encounter productive hydrocarbon intervals and has been abandoned. The Company's share of the cost of well was approximately $0.1 million

      On April 30, 1998, the Company spudded the Etame No. 1 well offshore Gabon on the Etame Block. The well was drilled to a depth of 8,000 feet and resulted in an oil discovery, which tested at a rate of 3,700 barrels oil per day on a 32/64's inch choke from perforations in the Gamba sandstone. The Etame Block is a 3,073 square kilometer block, which in addition to the Etame-1 discovery, contains two former Gulf Oil Company discoveries, the North and South Tchibala discoveries. All three discoveries consist of subsalt reservoirs that lie in approximately 250 feet of water depth, 40 miles offshore. The consortium plans to drill two delineation wells beginning in December of this year on the Etame-1 structure to assist in determining recoverable reserves. The Company's share of the cost of the delineation program is expected to be approximately $1.7 million. The Consortium is also conducting facilities studies, to determine optimum development options and timing. The Company has a 17.9% working interest in the well.

4.     LONG-TERM DEBT

      Pursuant to the subscription agreement entered into at the time of organization of 1818 Oil Corp., capital contributions from The 1818 Fund II, L.P. were apportioned between long term debt and paid in capital. The percentages set forth in the agreement were 75 percent long-term debt and 25 percent capital contribution. Interest accrued on the long-term debt at a rate of 14 percent per annum. There were no payments of interest by 1818 Oil Corp. to The 1818 Fund II, L.P. In April 1998, at the time of the acquisition of 1818 Oil Corp. by VAALCO, the long-term debt and accrued interest were contributed back to 1818 Oil Corp. by The 1818 Fund II, L.P. and added to additional paid in capital.


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

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

THIS REPORT INCLUDES "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED ("EXCHANGE ACT"). ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT INCLUDED IN THIS REPORT (AND THE EXHIBITS HERETO), INCLUDING WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S FINANCIAL POSITION AND ESTIMATED QUANTITIES AND NET PRESENT VALUES OF RESERVES, ARE FORWARD LOOKING STATEMENTS. THE COMPANY CAN GIVE NO ASSURANCES THAT THE ASSUMPTIONS UPON WHICH SUCH STATEMENTS ARE BASED WILL PROVE TO HAVE BEEN CORRECT. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S EXPECTATIONS ("CAUTIONARY STATEMENTS") ARE DISCLOSED IN THE SECTION "RISK FACTORS" INCLUDED IN THE COMPANY'S FORMS 10-KSB AND OTHER PERIODIC REPORTS FILED UNDER THE EXCHANGE ACT, WHICH ARE HEREIN INCORPORATED BY REFERENCE. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED BY THE CAUTIONARY STATEMENTS.

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

The Company produces oil from the Matinloc and Nido fields in the South China Sea, the Philippines. During the nine months ended September 30, 1998, total production from the fields was approximately 214,000 gross barrels of oil. Substantially all of the Company's crude oil and natural gas is sold at the well head at posted or index prices under short-term contracts, as is customary in the industry. The Company markets its share of crude oil under an agreement with SeaOil, a local Philippines refiner. While the loss of this buyer might have a material effect on the Company in the near term, management believes that the Company would be able to obtain other customers for its crude oil.

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

Hunt has entered into production sharing contracts and other arrangements which entitle it to explore for oil and gas, both onshore and offshore, on 34 million acres in countries including Argentina, Canada, Ethiopia, Ghana, Niger and Peru. The partnership agreement of Hunt obligates the Company to contribute, when requested by Hunt, up to $5.1 million to fund Hunt's exploration program. In addition, if Hunt discovers oil, the Company may be required to contribute an additional $7.5 million to fund the appraisal of the discovery. The $12.6 million of cash which 1818 Oil Corp. had at the time of the acquisition has been pledged as cash collateral to secure a letter of credit payable to Hunt for cash calls associated with the partnership. If Hunt does not call such capital contributions as provided in the partnership agreement of Hunt, the cash collateral will be released to the Company. No cash calls have been made to Hunt since the acquisition of the partnership

During 1998, the Company issued 5.2 million shares of Common Stock in a private placement for proceeds of $9.0 million net of $0.8 million in fees and expenses. These amounts will be used to fund the Company's capital expenditure program, including investments in the Paramount joint venture and possible future acquisitions, and for general corporate purposes.

The Company has committed to invest $3.0 million in the Paramount joint venture, of which $2.0 million has already been funded as of the date of this filing. There can be no assurance that the Company will realize a return on this investment or that the Company's investment in the Paramount joint venture will be successful.

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

During 1998, the Company anticipates that it will make capital expenditures on oil and gas properties of approximately $7.0 million, including Hunt partnership expenditures, and a contribution of $2.7 million to the Paramount joint venture. The Company has postponed drilling plans for exploration activities in Brazos County, Texas due to low oil prices. The anticipated capital expenditures exclude potential acquisitions. The Company believes the total net proceeds of $22.8 million received from the private placement and cash acquired in 1818 Oil Corp. will be sufficient to fund the Company's capital budget through 1998.

The Company has evaluated the impact of the year 2000 processing issues considering current financial and accounting software and systems utilized in the U.S. and foreign operations. The U.S. and Gabon financial and accounting systems were updated during the third quarter of 1998 at no expense to the Company. The Philippines system is in the process of being upgraded to year 2000 compliance. It is expected the upgrade will be completed on or before March 31, 1999 at a total cost of approximately $20 thousand net to the Company. As of September 30, 1998, the Company had incurred approximately $10 thousand of this expense, with the majority of the remaining cost to be incurred by year-end. The Company currently anticipates that it will not incur a material disruption of operations relating to year 2000 processing issues. The Company is in the process of preparing a contingency plan and assessing the readiness of material suppliers, customers and other entities as it relates to year 2000 issues, which it intends to complete by March 31, 1999. There can be no assurance that the Company will not incur unexpected year 2000 costs or be adversely affected by year 2000 issues of its suppliers, customers and other entities.

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

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

REVENUES

Total revenues from oil and gas sales were $196 thousand for the three months ended September 30, 1998. Substantially all revenues were from the Philippines.

EXPENSES

Total production expenses for the three months ended September 30, 1998 were $192 thousand. General and administrative expenses amounted to $396 thousand.

OTHER INCOME (EXPENSES)

Interest income of $325 thousand was received from amounts on deposit. Interest rates received were approximately 5.5% on invested funds. Partnership expenses of $68 thousand were reserved associated with the Hunt partnership, consisting of partnership exploration expense and general administrative costs. No partnership expenses for dry holes were reserved during the quarter. As a result of the debt restructuring at the time of the merger, interest expense was $0 compared to $381 thousand in the quarter ended September 30, 1997

NET LOSS

Net loss attributable to common stockholders for the three months ended September 30, 1998 was $150 thousand, compared to a net loss attributable to common stockholders of $381 thousand for the same period in 1997. The decreased net loss in 1998 was due primarily to lower interest expense as a result of the debt restructuring associated with the merger with 1818 Oil Corp.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

REVENUES

Total revenues from oil and gas sales were $407 thousand for the nine months ended September 30, 1998. Substantially all of these revenues were associated with Philippines production from the effective date of the merger.

EXPENSES

Total production expenses for the nine months ended September 30, 1998 were $330 thousand. General and administrative expenses amounted to $903 thousand.

OTHER INCOME (EXPENSES)

Interest income of $627 thousand was received on amounts on deposit during the nine months period ending September 30, 1998, compared to $1 thousand in the comparable 1997 period. Interest rates received were approximately 5.5% on invested funds. Partnership expenses of $696 thousand were reserved associated with the Hunt partnership, consisting of partnership exploration expense and general administrative costs. No partnership expenses for dry holes were reserved during the period. As a result of the debt restructuring at the time of the merger, interest expense was $424 compared to $1,057 thousand in the nine months ended September 30, 1997

NET LOSS

Net loss attributable to common stockholders for the nine months ended September 30, 1998 was $1,416 thousand, compared to a net loss attributable to common stockholders of $1,056 thousand for the same period in 1997. The increased net loss in 1998 was mainly due to reserves for partnership expenses associated with the Hunt venture.

UNAUDITED PRO FORMA INFORMATION

The following summarizes pro forma financial information assuming the acquisition of 1818 Oil Corp. had occurred on January 1, 1998.


                                             (THOUSANDS OF DOLLARS)

                                    NINE MONTHS ENDED         YEAR ENDED
                                   SEPTEMBER 30, 1998     DECEMBER 31, 1997
                                   -------------------    -------------------
    Total revenues .............   $               562    $             6,437
    Loss before income taxes ...                (1,130)               (12,128)
    Net loss  attributable to
     common stockholders .......                (1,162)               (12,310)
    Basic net loss per share ...                 (0.06)                 (0.73)
    Total assets ...............                31,229                 33,228

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

        10.11(f) Letter of Intent for Etame Block, Offshore Gabon dated January
                 22, 1997 between the Company and Western Atlas International, Inc.

        10.12(f)Farm In Agreement for Service Contract No. 14 Offshore Palawan
                Island, Philippines dated September 24, 1996 between the Company and SOCDET Production PTY, Ltd.

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

      (a) Filed as an exhibit to the Company's Registration Statement on Form S-3 filed with the Commission on July 15, 1998 and hereby incorporated by reference herein.

      (b) Filed as an exhibit to the Company's Report on Form 8-K filed with the Commission on May 6, 1998 and hereby incorporated by reference herein.

      (c) Filed as an exhibit to the Company's Form 10 (File No. 0-20928) filed on December 3, 1992, as amended by Amendment No. 1 on Form 8 on January 7, 1993, and by Amendment No. 2 on Form 8 on January 25, 1993, and hereby incorporated by reference herein.

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

      (g) Filed as an exhibit to the Company's Form 10-KSB for the quarterly period ended December 31, 1997, and hereby incorporated by reference herein.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VAALCO ENERGY, INC.
(Registrant)

  By  /s/W. RUSSELL SCHEIRMAN
      ------------------------------------------
      W. RUSSELL SCHEIRMAN, PRESIDENT,
      CHIEF FINANCIAL OFFICER AND DIRECTOR
      (on behalf of the Registrant and as the
       principal financial officer)


Dated November 13, 1998