Form 10-K405
period 1998-12-31
VAALCO ENERGY INC /DE/
filed 1999-04-01
CIK 894627

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                   FORM 10-KSB
(Mark One)
      |X|         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998
                                       OR

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X_ No _ .

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB X .

         The registrant's revenues for the fiscal year ended December 31, 1998 were $594,692.

         The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates, as of March 18, 1999 was $5,150,697 based upon the closing price as of such date.

         As of March 18, 1999, there were outstanding 20,749,968 shares of Common Stock, $.10 par value per share, of the registrant.

         Documents incorporated by reference: Definitive proxy statement of VAALCO Energy, Inc. relating to the Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year covered by this Form, which is incorporated into Part III of this 10-KSB.

                               VAALCO ENERGY, INC.

                                TABLE OF CONTENTS

                                                      PART I

Item 1.           Business...............................................................................3

Item 2.           Properties............................................................................14

Item 3.           Legal Proceedings.....................................................................19

Item 4.           Submission of Matters to a Vote of Security Holders...................................19

                                                      PART II

Item 5.           Market for Common Equity and Related
                  Stockholder Matters...................................................................20

Item 6.           Management's Discussion and Analysis or Plan
                  of Operations.........................................................................21

Item 7.           Financial Statements and Supplementary Data...........................................26

Item 8.           Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure................................................51

                                                     PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act.....................................52

Item 10.          Executive Compensation................................................................52


Item 11.          Security Ownership of Certain Beneficial Owners and Management........................52


Item 12.          Certain Relationships and Related Transactions........................................52


Item 13.          Exhibits and Reports on Form 8-K......................................................52


                                     PART I

Item 1. Business

BACKGROUND

         VAALCO Energy, Inc., a Delaware corporation, is a Houston-based independent energy company principally engaged in the acquisition, exploration, development and production of crude oil and natural gas. As used herein, the terms "Company" and "VAALCO" mean VAALCO Energy, Inc. and its subsidiaries, unless the context otherwise requires. VAALCO owns producing properties and conducts exploration activities as operator of consortium internationally in the Philippines and Gabon. Through participation in a partnership with Hunt Oil Company, VAALCO has additional international exploration interests in Argentina, Peru, Ethiopia, Ghana, Niger and Canada. Domestically, the Company has interests in the Texas Gulf Coast area.

         In April 1998, the Company acquired from The 1818 Fund II, L.P., (the "1818 Fund"), a fund managed by Brown Brothers Harriman & Co., all of the outstanding capital stock of 1818 Oil Corp (the "Hunt Transaction"). The assets of 1818 Oil Corp. at closing consisted of a 7.5% limited partnership interest in Hunt Overseas Exploration Company, L.P. ("Hunt") with book value of $2.8 million and $12.6 million in cash. The $12.6 million of cash which 1818 Oil Corp. had at the time of the acquisition has been pledged as cash collateral to secure a letter of credit payable to Hunt for cash calls associated with the partnership. If Hunt does not call such capital contributions as provided in the partnership agreement of Hunt, the cash collateral will be released to the Company.

         Hunt has entered into production sharing contracts and other arrangements which entitle it to explore for oil and gas, both onshore and offshore, on 34 million acres in countries including Argentina, Peru, Ethiopia, Ghana, Niger and Canada. The general partner of Hunt is Hunt Overseas Operating Company, a subsidiary of Hunt Oil Company. Hunt explores for high risk, large reserve accumulations, generally targeting deposits which pre-drilling seismic and other data indicate to have potential in excess of 100 MMBOE.

         Under the partnership agreement of Hunt, the Company will have an obligation to contribute an estimated $5.1 million to fund its share of the exploration costs of Hunt, $0.7 million of which was funded subsequent to the acquisition. In addition, if Hunt discovers oil or gas deposits, the Company will be required to contribute an additional $7.5 million to fund appraisal costs. VAALCO has $12.3 million in cash in an escrow account to fund its obligations under the partnership agreement, which includes $0.4 million of interest earned on the funds since they were placed in escrow.

         The 1818 Oil Corp. acquisition has been accounted for as a reverse acquisition and 1818 Oil Corp. is the acquiring entity for financial accounting purposes. Therefore, because 1818 Oil Corp. is the acquirer for accounting purposes, the financial statements for prior years are those of 1818 Oil Corp., not VAALCO the legal acquirer. Accordingly, a comparison of 1998 and 1997 results is not meaningful. 1818 Oil Corp.'s equity as of December 31, 1998 and December 31, 1997 have been retroactively charged for the equivalent number of shares of VAALCO's common stock received in the transaction. The difference between the par value of the common stock of

1818 Oil Corp. and VAALCO has been charged to additional paid-in capital. In addition, at the time of the merger, 1818 Fund contributed the debt owed to it by 1818 Oil Corp. as additional paid-in capital to 1818 Oil Corp.

         VAALCO's Philippine subsidiaries include Alcorn (Philippines) Inc. and Alcorn (Production) Philippines Inc. VAALCO's Gabon subsidiaries are VAALCO Gabon (Equata), Inc., VAALCO Gabon (Etame), Inc., VAALCO Production (Gabon), Inc. and VAALCO Energy (Gabon), Inc. VAALCO (USA), Inc. holds interests in certain properties in the United States.

RECENT DEVELOPMENTS

         The Company is the operator of a 3,073 square kilometer concession known as the Etame Block offshore Gabon, West Africa, with a working interest ownership of 17.9%. In June 1998, the Company announced the discovery of the Etame field, with the drilling of the Etame No. 1 well. The well was drilled to a depth of 8,000 feet and resulted in an oil discovery, which tested at a rate of 3,700 barrels oil per day on a 32/64's inch choke from perforations in the Gamba Sandstone. The Etame Block contains two former Gulf Oil Company discoveries, the North and South Tchibala discoveries. All three discoveries consist of subsalt reservoirs that lie in approximately 250 feet of water depth, 20 miles offshore.

         In January 1999, the Company completed the drilling of the Etame 2V delineation well. The well found oil pay in the Gamba Sandstone, however, the reservoir was encountered at a lower depth than expected. The well was not tested. A seismic reprocessing effort has been commenced to better delineate the Gamba reservoir below the salt before additional wells will be drilled. At least one additional delineation well is planned for 1999.

         During February 1999, Hunt Oil Company drilled a 4,500 foot test on its Rio Belgrano block in Argentina. The well did not encounter any commercial hydrocarbons and was abandoned.

         In December 1998, an Australian Company completed the acquisition of 3-D seismic over the Company's interests in Service Contract 14 in the Philippines. The Company and the other members of the Service Contract 14 Consortium assigned 35% of their working interest in the Service Contract to the Australian Company pursuant to the farm-out agreement.

         In September 1998, the Company elected to participate in a two well exploration program in Lafourche Parish, Louisiana. The prospects are gas prospects generated from a 3-D seismic survey over the leases. The Company has taken a 15% working interest in the two prospects, and expects its share of the cost of the wells to be approximately $0.7 million. In October 1998, drilling of the first prospect was completed and no commercial gas zones were encountered. The second well of the program is anticipated to spud in the second quarter of 1999.

         The Company participates in a joint venture with Paramount Petroleum, Inc. to conduct exploration activities primarily in the onshore Gulf Coast area, including Alabama, Mississippi and Louisiana. In July 1998, the Company elected to participate at a 15% working interest level in the first prospect developed by the joint venture. The well was drilled in October 1998 and did not encounter productive hydrocarbon intervals and has been abandoned. The Company's share of the cost of the well was approximately $0.1 million. The Company has agreed to take a 10% interest in two additional prospects to be drilled during the second quarter of 1999.

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

         The Company owns producing properties and conducts exploration activities as operator of consortium internationally in the Philippines and Gabon. Through participation in a partnership with Hunt Oil Company, VAALCO has additional international exploration interests in Argentina, Peru, Ethiopia, Ghana, Niger and Canada.

Domestic

         The Company's domestic strategy is to build near-term cash flows through focused acquisition of domestic properties that have significant exploration potential, increasing production from existing fields with the application of the Company's technical and operating expertise and participating in exploration through farm out and other arrangements. Recognizing that international operations are subject to greater social, economic and political volatility, the Company seeks to build a stable domestic production and reserve base that will permit the Company to continue to participate in more high-risk international projects with greater reserve potential.

         The joint venture agreement with Paramount Petroleum, Inc., entitles the Company to acquire, at its option, 25% of any prospect generated by the joint venture, on a non-promoted basis taking into account the Company's interest in the joint venture. The joint venture agreement also provides for the sharing of any revenues attributable to prospects generated by the joint venture and sold to others. The Company has committed to expend $3.0 million to fund overhead, leases, seismic and other amounts in connection with the joint venture, $2.7 million of which has been funded as of the date of this filing. The Company has posted a letter of credit to secure such commitment.

         The Company owns an interest in 8,000 acres onshore Texas and has interests in producing fields in the Gulf of Mexico.

CUSTOMERS

         Substantially all of the Company's crude oil and natural gas is sold at the well head at posted or indexed prices under short-term contracts, as is customary in the industry. For the year ended December 31, 1998, one purchaser of the Company's crude oil accounted for essentially all of the Company's total crude oil sales. The Company markets its crude oil share in the Philippines under an agreement with SeaOil Corporation, a local Philippines refiner ("SeaOil"). While the loss of this buyer might have a material effect on the Company in the near term, management believes that the Company would be able to obtain other customers for its crude oil.

EMPLOYEES

         As of December 31, 1998, the Company had 24 full-time employees, 17 of which were located in the Philippines. The Company is not subject to any collective bargaining agreements and believes its relations with its employees are satisfactory.

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

RISK FACTORS

Volatility of Oil and Gas Prices and Markets

         The Company's revenues, cash flow, profitability and future rate of growth are substantially dependent upon prevailing prices for oil and gas. The Company's ability to borrow funds and to obtain additional capital on attractive terms is also substantially dependent on oil and gas prices. The Company's production in the Philippines is from mature offshore fields with high production costs. The Company's margin on sales from these fields (the price received for oil less the production costs for the oil) is lower than the margin on oil production from many other areas. As a result, the profitability of the Company's production in the Philippines is affected more by changes in prices than production located in other areas. Historically, oil and gas prices and markets have been volatile and are likely to continue to be volatile in the future. Prices for oil and gas are subject to wide fluctuations in response to relatively minor changes in supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond the control of the Company. These factors include international political conditions, the domestic and foreign supply of oil and gas, the level of consumer demand, weather conditions, domestic and foreign governmental regulations, the price and availability of alternative fuels and overall economic conditions. In addition, various factors, including the availability and capacity of gas gathering systems and pipelines, the effect of federal, state and foreign regulation of production and transportation, general economic conditions, changes in supply due to drilling by other producers and changes in demand may adversely affect the Company's ability to market its oil and gas production. Any significant decline in the price of oil or gas would adversely affect the Company's revenues, operating income, cash flows and borrowing capacity and may require a reduction in the carrying value of the Company's oil and gas properties and its planned level of capital expenditures. The downturn in certain of the economies in Asia has resulted in substantially lower crude oil prices in the area, with the Company averaging approximately $6.50 per barrel for its crude oil during 1998.

Replacement of Reserves

         The Company's future success depends upon its ability to find, develop or acquire additional oil and gas reserves that are economically recoverable. Except to the extent that the Company conducts successful exploration or development activities or acquires properties containing proved reserves, the estimated net proved reserves of the Company will generally decline as reserves are produced. There can be no assurance that the Company's planned development and exploration projects and acquisition activities will result in significant additional reserves or that the Company will have continuing success drilling productive wells at economic finding costs. The drilling of oil and gas wells involves a high degree of risk, especially the risk of dry holes or of wells that are not sufficiently productive to provide an economic return on the capital expended to drill the wells. In addition, the Company's drilling operations may be curtailed, delayed or canceled as a result of numerous factors, including title problems, weather conditions, political instability, economic/currency imbalances, compliance with governmental requirements or delays in the delivery of equipment and availability of drilling rigs. Certain of the Company's oil and gas properties are operated by third parties or may be subject to operating committees controlled by national oil companies and, as a result, the Company has limited control over the nature and timing of exploration and development of such properties or the manner in which operations are conducted on such properties.

Substantial Capital Requirements

         The Company makes, and will continue to make, substantial capital expenditures for the acquisition, exploitation, development, exploration and production of oil and gas reserves. Historically, the Company has financed these expenditures primarily with cash flow from operations, asset sales, private sales of equity, bank borrowings and purchase money debt. The Company believes that it will have sufficient capital to finance planned capital expenditures through 1999.

         The Company has $12.3 million of funds in escrow to be utilized to fund its share of activities within Hunt. The partnership agreement of Hunt obligates the Company to contribute, when requested by Hunt, up to $5.1 million to fund Hunt's exploration program, $0.7 million of which has been funded subsequent to the acquisition. In addition, if Hunt discovers oil, the Company may be required to contribute an additional $7.5 million to fund the appraisal of the discovery. If Hunt does not call such capital contributions as provided in the partnership agreement of Hunt, the remaining cash in escrow will be released to the Company.

         The Company has committed to invest $3.0 million in the Paramount joint venture, $2.7 million of which has already been funded as of the date of this filing. There can be no assurance that the Company will realize a return on this investment or that the Company's investment in the Paramount joint venture will be successful.

Drilling Risks

         Drilling activities are subject to many risks, including the risk that no commercially productive reservoirs will be encountered. There can be no assurance that new wells drilled by the Company will be productive or that the Company will recover all or any portion of its investment. Drilling for oil and natural gas may involve unprofitable efforts, not only from dry wells, but also from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. The cost of drilling, completing and operating wells is often uncertain and cost overruns are common. The Company's drilling operations may be curtailed, delayed or canceled as a result of numerous factors, many of which are beyond the Company's control, including title problems, weather conditions, compliance with governmental requirements and shortages or delays in the delivery of equipment and services.

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

         The estimated future net revenues attributable to the Company's net proved reserves are prepared in accordance with Commission guidelines, and are not intended to reflect the fair market value of the Company's reserves. In accordance with the rules of the Commission, the Company's reserve estimates are prepared using period end prices received for oil and gas. Future reductions in prices below those prevailing at year-end 1998 would result in the estimated quantities and present values of the Company's reserves being reduced.

         A substantial portion of the Company's proved reserves are or will be subject to service contracts, production sharing contracts and other arrangements. The quantity of oil and gas the Company will ultimately receive under these arrangements will differ based on numerous factors, including the price of oil and gas, production rates, production costs, cost recovery provisions and local tax and royalty regimes. Changes in many of these factors do not affect estimates of U.S. reserves in the same way they affect estimates of proved reserves in foreign jurisdictions, or will have a different effect on reserves in foreign countries than in the United States. As a result, proved reserves in foreign jurisdictions may not be comparable to proved reserve estimates in the United States.

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

         All of the Company's current Philippine producing properties are located in fields covered under Service Contract No. 14. To obtain favorable tax treatment, Philippine nationals must own at least 15% of Service Contract No.
14. Residents of the Philippines currently own in excess of 15% of Blocks A, B, C and D of Service Contract 14, including 53% of Block C. The Company's ability to export oil produced in the Philippines is restricted by the terms of Service Contract No. 14. The Company currently sells its oil production within the Philippines and therefore may be exposed to foreign currency risk.

Control by 1818 Fund

         In connection with the Hunt Transaction, the Company issued to the 1818 Fund Common Stock and Preferred Stock which votes as a class with the Common Stock on an as converted basis, representing approximately 65% of the outstanding voting power of the Company on an as converted basis (excluding options and warrants). In addition, the terms of the Preferred Stock acquired by the 1818 Fund provide that while the Preferred Stock is outstanding, the holders of Preferred Stock voting together as a class are entitled to elect three directors of the Company. Accordingly, the 1818 Fund is able to control all matters submitted to a vote of the stockholders of the Company, including the election of directors.

         In connection with the Hunt Transaction, the Company made certain changes to its bylaws which require that at least a majority of the directors constituting the entire board of directors, which majority must include at least one of the directors elected by the holders of Preferred Stock, approve each of the following transactions effected by either the Company or, as applicable, any subsidiary of the Company, any issuance of or agreement to issue any equity securities, including securities convertible into or exchangeable for such equity securities (other than issuances pursuant to an employee benefit plan); the declaration of any dividend; the incurrence, assumption of or refinancing of indebtedness; the adoption of any employee stock option or similar plan; entering into employment or consulting agreements with annual compensation exceeding $100,000; any merger or consolidation; the sale, conveyance, exchange or transfer of the voting stock or all or substantially all of the assets; the sale or other disposition to another person, or purchase, lease or other acquisition from another person, of any material assets, rights or properties; certain expenditures in excess of $300,000; the formation of any entity that is not wholly-owned by the Company; material changes in accounting methods or policies; any amendment, modification or restatement of the certificate of incorporation or bylaws; the settlement of any claim or other action against the Company or subsidiary in an amount in excess of $50,000; approval or amendment of the annual operating budget; any other action which is not in the ordinary course of business; and the agreement to take any of the foregoing actions. Accordingly, none of the foregoing actions can be taken by the Company without the approval of at least one director designated by the holders of the Preferred Stock.

Investment in Hunt

         The Company is a limited partner in Hunt. The general partner without the consent or input of the limited partners makes all decisions concerning the operations of Hunt. Accordingly, the Company is not able to influence decisions with respect to operations of Hunt, including decisions regarding the purchase of concessions and other interests, exploration and development operations (including the location, testing, completing or plugging and abandoning of wells, as well as the gathering of seismic and other geophysical data), farm out and other participation agreements, the acquisition or sale of real and personal property, insurance coverage, bank and other financings and other matters significant to the operations of Hunt.

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

Environmental and Other Regulations

         The laws and regulations of the United States, Philippines and Gabon regulate the Company's business. In addition, VAALCO owns a 7.5% interest in the Hunt limited partnership, which does business in and is subject to the laws and regulations of other foreign countries. These laws and governmental regulations, which cover matters including drilling operations, taxation and environmental protection, may be changed from time to time in response to economic or political conditions. See "--Foreign Operations."

         The Company's domestic operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. The Company's domestic operations could result in liability for personal injuries, property damage, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages. In addition, the Company could be liable for environmental damages caused by previous property owners. As a result, substantial liabilities to third parties or governmental entities may be incurred; the payment of which could have a material adverse effect on the Company's financial condition, results of operations and liquidity. The Company maintains insurance coverage for its operations, including limited coverage for sudden environmental damages, but does not believe that insurance coverage for environmental damages that occur over time is available at a reasonable cost. Moreover, the Company does not believe that insurance coverage for the full potential liability that could be caused by sudden environmental damages is available at a reasonable cost. Accordingly, the Company may be subject to liability or may lose substantial portions of its properties in the event of certain environmental damages. The Company could incur substantial costs to comply with environmental laws and regulations.

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

         In addition, while the Company believes that it is currently in compliance with environmental laws and regulations applicable to the Company's operations in the Philippines, Gabon and the U.S., no assurances can be given that the Company will be able to continue to comply with such environmental laws and regulations without incurring substantial costs.

Acquisition Risks

         The Company intends to acquire oil and gas properties. Although the Company performs a review of the acquired properties that it believes is consistent with industry practices, such reviews are inherently incomplete. It generally is not feasible to review in depth every individual property involved in each acquisition. Ordinarily, the Company will focus its due diligence efforts on the higher valued properties and will sample the remainder. However, even an in-depth review of all properties and records may not necessarily reveal existing or potential problems nor will it permit a buyer to become sufficiently familiar with the properties to assess fully their deficiencies and capabilities. Inspections may not be performed on every well, and structural or environmental problems, such as ground water contamination, are not necessarily observable even when an inspection is undertaken. The Company may be required to assume preclosing liabilities, including environmental liabilities, and may acquire interests in properties on an "as is" basis. There can be no assurance that the Company's acquisitions will be successful.

Reliance on Key Personnel

         The Company is highly dependent upon its executive officers and key employees, particularly Messrs. Gerry, Walston and Scheirman. Moreover, the Company's investment in the Paramount joint venture is highly dependent upon Robert Schneeflock. The unexpected loss of the services of any of these individuals could have a detrimental effect on the Company. The Company does not maintain key man life insurance on any of its employees, but maintains a $4.0 million life insurance policy on Mr. Schneeflock.

Forward-Looking Information and Risk Factors

         This report includes "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). All statements other than statements of historical fact included in this Report (and the exhibits hereto), including without limitation, statements regarding the Company's financial position and estimated quantities and net present values of reserves, are forward looking statements. The Company can give no assurances that the assumptions upon which such statements are based will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed in the section "Risk Factors," elsewhere herein and in other periodic reports filed under the Exchange Act, which are herein incorporated by reference. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified by the Cautionary Statements.

Item 2. Properties

Philippines

         The Company has an interest in two service contracts in the Philippines. Service Contract No. 14 covers 158,000 offshore acres and Service Contract No. 6 covers 131,000 offshore acres. The Company produces the Nido and Matinloc fields with a total gross production for 1998 of approximately 287,000 barrels or 797 BOPD.

Nido Field

         This field is covered by Service Contract No. 14 and has four producing wells. These wells have been producing since 1979, and through the year ended December 31, 1998 had produced an aggregate of approximately 17.1 MMBbls of oil. The field is produced using the cyclic method under which the field is shut in for a period of time (generally 60 days) and then opened up to produce (generally four to five days). Under this cyclical method, the four wells in the field produced at an equivalent rate of 244 BOPD during 1998. The Company has an approximate 22.2% working interest and an approximate 17.2% net revenue interest in the field, subject to proportionate reduction upon SOCDET's successful completion of its obligations under the farm out discussed below.

Matinloc Field

         This field is located within the contract area covered by Service Contract No. 14 and has three producing wells. The field had produced an aggregate production of approximately 10.3 MMBbls from 1982 through 1991. Production was suspended from the field in 1991 until it was reactivated in 1995. At December 31, 1998 the field had produced an aggregate of 10.8 MMBbls. During 1998, the field produced approximately 198 MBbls or 553 BOPD. The Company has an approximate 38.2% working interest and an approximate 28.1% net revenue interest in the field, subject to proportionate reduction upon SOCDET's successful completion of its obligations under the farm out discussed below.

         During 1997 and 1998 an Australian oil company, (SOCDET), acquired 132,000 line kilometers of 3-D seismic data over Service Contracts No. 14 and No. 6 in exchange for a farm out of interests in the Service Contracts. Upon completion of the seismic shoot and presentation of an interpretation thereof, SOCDET earned a 35% interest in Service Contract 14 effective December 29, 1998. In connection with the assignment, SOCDET was assigned an interest in the production platforms, and the liability to abandon them in the future. This resulted in a reversal of abandonment liability net the Company of $1.1 million. In addition, SOCDET has the option to drill two wells, one on each block, to earn an additional 25% interest in Service Contract 14 and 60% in Service Contract 6 and acquire operatorship thereto. SOCDET has until October 1999 to elect its drilling option, and until April 2000 to spud the wells in order to earn the additional interests. The Company does not anticipate funding any significant capital expenditures in 1999 for the Philippines operations.

Galoc Field

         This field is located within the contract area covered by Service Contract No. 14 and is currently not producing. Four wells have been drilled in this field, of which one well in 1,150 feet of water has undergone a long-term testing program. The Galoc reservoir is made up of a sandstone turbidite fan sequence that was deposited on top of the Lower Miocene limestone in a deep-water environment. The Galoc field is one of the areas being studied extensively for the potential to drill an additional well in the field under the farm-out agreement with SOCDET.

         An extended production test at the Galoc 1 well in 1988 produced approximately 400,000 Bbls of crude oil at rates up to 5,200 BOPD. As a result of this test, a second phase testing program was conducted in early 1989. The Galoc 1 vertical well was reentered and deviated into a high-angle lateral well to a horizontal length of 2,000 feet in the reservoir. This well proved the lateral extension of the Galoc oil accumulation but failed to produce multiples of the rates achieved in vertical production. However, combined flow rates of 7,399 BOPD were achieved from the 2,000-foot horizontal section. Despite the test rates achieved it was determined not to develop this field at that time.

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

Gabon

         Gabon is a former French colony and a former member of OPEC. Production from the country is approximately 300 MBbls/day of oil with Shell Gabon and Elf Gabon SA being the largest producers. The country has a population of approximately two million, making it relatively under-populated compared to its neighbors. For this reason, the standard of living is quite high relative to many West African nations, and the country is politically stable. The French Foreign Legion maintains a presence in the country due to the large quantities of minerals that France still imports from Gabon, notably uranium.

         VAALCO has an interest in one offshore block in Gabon, the Etame Block. Interest in the block vests in a production-sharing contract entered into by the Company's subsidiary VAALCO (Gabon) Equata, Inc., providing for two three-year terms, which commenced in July 1995. The Company elected to extend the contract into the second three-year term during 1998. As a result of the participation agreement discussed below, VAALCO currently owns a 17.9% interest in the production-sharing contract covering the Etame Block.

Etame Block

         The Etame Block is a 3,073 square kilometer block acquired in July 1995, containing two former Gulf Oil Company discoveries, the North and South Tchibala discoveries. These discoveries consist of subsalt reservoirs that lie in approximately 250 feet of water depth, 20 miles offshore. The Company and its partners undertook an obligation to the Government of Gabon to obtain and process seismic data and to drill one commitment well on the Etame block over the three-year primary term of the license. In April 1997, a participation agreement was entered into with Western Atlas Afrique, Ltd. ("Western Atlas"), a subsidiary of Baker Hughes, to conduct a 320 square kilometer seismic survey at Western Atlas' sole cost and to pay a disproportionate 80% of the cost, up to $4.7 million, of the first commitment well. In return for these payments, Western Atlas earned a 65% interest in the production-sharing contract. In June 1997, Western Atlas completed the above-mentioned acquisition of seismic data over the property. This data was processed, and the Company drilled the commitment well, the Etame No. 1 well, in June 1998 resulting in a 3,700 BOPD Gamba sandstone discovery on the block. Completion of the Etame No. 1 well satisfied all of the Company's obligations to the Government of Gabon under the primary three-year term of the contract.

         During 1998, the consortium of companies owning the Etame Block production sharing contract agreed to renew the production sharing contract for three additional years, thereby taking on a commitment to drill two additional exploration wells and to perform a 3-D seismic reprocessing. A delineation well, the Etame 2V well, was drilled in January 1999 and encountered additional oil pay in the Gamba sandstone, however the well encountered the Gamba sandstone lower than expected. The Company is currently reprocessing the 3-D seismic data prior to drilling additional delineation wells. The Company anticipates drilling at least one additional delineation well in 1999. The Etame 2V counted as the first of the two commitment wells under the three-year contract term extension.

Domestic Properties

Brazos County Prospects

         The Company has working interests in approximately 6,800 net acres in Brazos County, Texas, where the Company intends to participate in the drilling of extended-reach horizontal wells in the underlying Buda and Georgetown formations. The Company has sufficient acreage for approximately 15 exploratory drilling prospects in both the Buda and Georgetown formations, however, drilling plans have been placed on hold in reaction to the low crude oil price environment presently being experienced by the industry.

Goliad County, Texas

         VAALCO owns an interest in approximately 1,200 acres in two blocks, one located immediately east of the Goliad townsite in Goliad County, Texas, and the other located immediately west of the townsite. The acreage consists of approximately 70 leases and is located within an area of the Wilcox trend that has recently seen a considerable amount of leasing, 3-D seismic and drilling activity.

         In January 1998, a farm out agreement was entered into with an industry partner over 1,000 acres of its Goliad acreage whereby it will recover its lease costs and assign a 75% working interest to its partner. The Company owns certain overriding royalties and a 25% working interest in the acreage.

Other Domestic Properties

         The Company also owns certain non-operated interests in the Vermilion and Ship Shoal areas of the Gulf of Mexico, which accounted for no significant production during the year ended December 31, 1998. No capital expenditures are anticipated in 1999 for these properties.

Aggregate Production

         Additional production data (net to the Company) for all of the Company's operations for the years 1998 and 1997 are as follows: (See "Item 1 - BACKGROUND" regarding the merger with 1818 Oil Corp.)

                                             Company Owned Production
                                                                           Year Ended December 31,
                                                                  1998                                1997
                                                    ---------------------------------    --------------------------------
                                                        BOE(1)        Bbl        Mcf     BOE(1)           Bbl        Mcf
        Average Daily Production
        (Oil in BOPD, gas in MCFD)                         332        332         --             --        --         --

        Average Sales Price ($/unit)                     $6.51      $6.51         --             --        --         --

        Average Production Cost ($/unit)                 $5.10      $5.10         --             --        --         --

(1)  BOE is barrels of oil equivalent with 6 Mcf of gas equal to 1 Bbl of oil.

RESERVE INFORMATION

         A reserve report as of December 31, 1998 has been opined on by Netherland Sewell & Associates, independent petroleum engineers. There have been no estimates of total proved net oil or gas reserves filed with or included in reports to any federal authority or agency other than the Commission since the beginning of the last fiscal year. All of the reserves are located in the Philippines. No reserve estimates have been prepared to date on the Etame discovery in Gabon, pending further delineation drilling. (See "Item 1 - BACKGROUND" regarding the merger with 1818 Oil Corp.)

                                                                                        As of December 31,
                                                                               --------------------------------------
                                                                                    1998                   1997
                                                                               ---------------         --------------
                     Crude Oil
                     Proved Developed Reserves (MBbls)                                    691                     --
                     Proved Undeveloped Reserves (MBbls)                                   --                     --
                                                                               ---------------         --------------
                       Total  Proved Reserves (MBbls)                                     691                     --
                                                                               ===============         ==============

                     Standardized measure of discounted
                     future net cash flows at 10% (in thousands)                        $ 226                  $  --
                                                                               ===============         ==============

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

         In accordance with the guidelines of the Commission, the Company's estimates of future net cash flow from the Company's properties and the present value thereof are made using oil and natural gas contract prices in effect as of year end and are held constant throughout the life of the properties except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. The contract price as of December 31, 1998 was $6.00 per Bbl. of oil. See "Financial Statements and Supplementary Data" for certain additional information concerning the proved reserves of the Company.

Drilling History

         The Company drilled or participated in the drilling of six wells for the period ended December 31, 1998. The Company had one well in progress at December 31, 1998. Both productive wells drilled were suspended at December 31, 1998. During 1997, the Company participated in two gross dry international wells (0.15 net), all with Hunt.

1998 Wells Drilled                 United States              International

                                     Gross          Net          Gross          Net

Exploration Wells...........
  Productive                           1.0         0.35            1.0         0.18
  Dry                                  3.0         0.30            1.0         0.10
                                       ---         ----            ---         ----
    Total                              4.0         0.65            2.0         0.28

Development Wells...........            --           --             --           --
                                       ---         ----            ---         ----

Total Wells.................           4.0         0.65            2.0         0.28
                                       ===         ====            ===         ====

Acreage and Productive Wells

         Below is the total acreage under lease and the total number of productive oil and gas wells of the Company as of December 31, 1998:

                                                    United States                  International
                                            --------------------------------------------------------------
                                                      Gross         Net(1)           Gross         Net(1)
                                            --------------------------------------------------------------
                                                                        (In thousands)
Developed acreage..........................            15.6            1.2            14.7            4.6
Undeveloped acreage(2) ....................             8.0            7.3        34,319.8        2,728.1
Productive gas wells.......................               2            0.4              --             --
Productive oil wells.......................               5            0.3               7            2.0

(1) Net acreage and net productive wells are based upon the Company's working interest in the properties.

(2)  Includes acreage attributable to the investment in Hunt.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

General

         The Company's Common Stock trades on the OTC Bulletin Board. The following table sets forth the range of high and low sales prices of the Common Stock for the periods indicated. The prices represent adjusted prices between dealers, do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions. As of December 31, 1998 there were approximately 106 holders of record of the Company's Common Stock.

Period                                                                      High                       Low


1997:
First Quarter..............................................              $   0.72                     $  0.33
Second Quarter.............................................                  1.06                        0.63
Third Quarter..............................................                  3.56                        1.00
Fourth Quarter.............................................                  2.78                        1.50

1998:
First Quarter..............................................              $   2.69                     $  1.88
Second Quarter.............................................                  3.56                        2.50
Third Quarter..............................................                  3.03                        1.38
Fourth Quarter.............................................                  1.38                        0.63

1999:
First Quarter (through March 18, 1999).....................              $   1.09                     $  0.25

         On March 18, 1999, the last reported sale price of the Common Stock on the OTC Bulletin Board was $0.406 per share.

Dividends

         The Company has not paid cash dividends and does not anticipate paying cash dividends on the Common Stock in the foreseeable future.

Item 6.  Management's Discussion and Analysis or Plan of Operations

INTRODUCTION

         In April 1998, the Company acquired from The 1818 Fund, a fund managed by Brown Brothers Harriman & Co., all of the outstanding capital stock of 1818 Oil Corp. The 1818 Oil Corp. acquisition has been accounted for as a reverse acquisition and 1818 Oil Corp. is the acquiring entity for financial accounting purposes. Therefore, because 1818 Oil Corp. is the acquirer for accounting purposes, the financial statements for prior years are those of 1818 Oil Corp., not VAALCO the legal acquirer. Accordingly, a comparison of 1998 and 1997 results is not meaningful. 1818 Oil Corp.'s equity as of December 31, 1998 and December 31, 1997 have been retroactively charged for the equivalent number of shares of VAALCO's common stock received in the transaction. The difference between the par value of the common stock of 1818 Oil Corp. and VAALCO has been charged to additional paid-in capital. In addition, at the time of the merger, 1818 Fund contributed the debt owed to it by 1818 Oil Corp. as additional paid-in capital to 1818 Oil Corp.

         The Company's results of operations are dependent upon the difference between prices received for its oil and gas production and the costs to find and produce such oil and gas. Oil and gas prices have been and are expected in the future to be volatile and subject to fluctuations based on a number of factors beyond the control of the Company. The Company's production in the Philippines is from mature offshore fields with high production costs. The Company's margin on sales from these fields (the price received for oil less the production costs for the oil) is lower than the margin on oil production from many other areas. As a result, the profitability of the Company's production in the Philippines is affected more by changes in oil prices than production located in other areas.

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

         A substantial portion of the Company's oil production is located offshore of the Philippines. The Company produces into barges, which transport the oil to market. Due to weather and other factors, the Company's production is generally highest during the first and fourth quarters of the year.

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

CAPITAL RESOURCES AND LIQUIDITY

         Historically, the Company's primary source of capital resources has been from cash flows from operations, private sales of equity, borrowings and purchase money debt. In 1997 and 1998, cash was derived predominantly from the sale of marketable securities, and the private placement of Common Stock, Preferred Stock and debt. The Company's primary uses of capital have been to fund its exploration operations.

         The Company produces oil from the Matinloc and Nido fields in the South China Sea, the Philippines. During the year ended December 31, 1998, total production from the fields was approximately 287,000 gross barrels of oil. Substantially all of the Company's crude oil and natural gas is sold at the well head at posted or index prices under short-term contracts, as is customary in the industry. The Company markets its share of crude oil under an agreement with Seaoil, a local Philippines refiner. While the loss of this buyer might have a material effect on the Company in the near term, management believes that the Company would be able to obtain other customers for its crude oil.

         On April 21, 1998 VAALCO consummated the acquisition of 1818 Oil Corp. for 10,000 shares of Convertible Preferred Stock, Series A. The assets of 1818 Oil Corp. consisted at closing of a 7.5% limited partnership interest in Hunt with book value of $2.8 million and $12.6 million in cash. As a result of the voting control 1818 Oil Corp.'s shareholder obtained in the transaction, the 1818 Oil Corp. acquisition has been accounted for as a reverse acquisition and 1818 Oil Corp. is the acquiring entity for financial accounting purposes. The financial statements presented for the prior year periods are those of 1818 Oil Corp., not VAALCO the legal acquirer. The results of operations of VAALCO are included in the accompanying financial statements for the periods subsequent to the date of the acquisition. Accordingly, a comparison of 1998 and 1997 results is not meaningful. The legal name of the registrant continues to be VAALCO Energy, Inc.

         Hunt has entered into production sharing contracts and other arrangements which entitle it to explore for oil and gas, both onshore and offshore, on approximately 34 million acres in countries including Argentina, Canada, Ethiopia, Ghana, Niger and Peru. The partnership agreement of Hunt obligates the Company to contribute, when requested by Hunt, up to $5.1 million to fund Hunt's exploration program of which $0.7 million has been funded since the acquisition. In addition, if Hunt discovers oil, the Company may be required to contribute an additional $7.5 million to fund the appraisal of the discovery. The $12.6 million of cash which 1818 Oil Corp. had at the time of the acquisition has been pledged as cash collateral to secure a letter of credit payable to Hunt for cash calls associated with the partnership. If Hunt does not call such capital contributions as provided in the partnership agreement of Hunt, the cash collateral will be released to the Company.

         During 1998, the Company issued 5.2 million shares of Common Stock in a private placement for proceeds of $9.0 million net of $0.8 million in fees and expenses. These amounts will be used to fund the Company's capital expenditure program, including investments in the Paramount joint venture and possible future acquisitions, and for general corporate purposes.

         The Company has committed to invest $3.0 million in the Paramount joint venture, $2.7 million of which has already been funded as of the date of this filing. There can be no assurance that the Company will realize a return on this investment or that the Company's investment in the Paramount joint venture will be successful.

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

         During 1999, the Company anticipates that it will make capital expenditures on oil and gas properties of approximately $4.0 million, including Hunt partnership expenditures, and a contribution of $0.3 million to the Paramount joint venture. The Company has postponed drilling plans for exploration activities in Brazos County, Texas due to low oil prices. The anticipated capital expenditures exclude potential acquisitions. The Company believes the total net proceeds of $22.6 million received from the 1998 private placement and cash acquired in 1818 Oil Corp. will be sufficient to fund the Company's capital budget through 1999.

YEAR 2000

         The Company, like other businesses, is facing the Year 2000 issue. Many computer systems and equipment with embedded chips or processors use only two digits to represent the calendar year. This could result in computational or operational errors as dates are compared across the century boundary causing possible disruptions in business operations. The Year 2000 issue can arise at any point in the Company's operations.

State of Readiness

         The Company began addressing the Year 2000 issue in 1997, with an initial assessment of Year 2000 readiness efforts for it's foreign and domestic business units. Based on the initial assessment, the following items were acknowledged as areas for attention to ensure Year 2000 compliance:

     1.   Assessment of all systems for Year 2000 compliance.
     2. Development of a project schedule for remediation or replacement of non-compliant systems.
     3.   Development of a project schedule for testing the compliant systems.
     4. Development of a list of significant vendors/suppliers for surveying their Year 2000 readiness efforts.

         The Year 2000 issue is being addressed within the Company by its domestic and foreign business units, and progress is reported periodically to management. The Company has committed necessary resources to conduct risk assessment and to take corrective actions

Third Party Relationships

         The Company's business units are in the process of surveying the Year 2000 readiness efforts of significant external parties, including suppliers and customers. Major vendors were contracted to determine status of their Year 2000 compliance plan. To the best of the Company's knowledge these suppliers, customers and other entities have addressed their Year 2000 issues as they pertain to the Company's operations.

Contingency Planning

         The Company is developing contingency plans intended to mitigate possible disruption in business operations that may result from the Year 2000 issue. Contingency plans may include stockpiling necessary materials and inventories, securing alternate sources of supply, adjusting facility shutdown and start-up schedules, development of manual procedures to execute transactions and complete processes and other appropriate measures. Once developed, contingency plans will be continually refined, as additional information becomes available

Independent Verification and Validation

         For the Philippine operations, an outside programmer was hired to review the systems and make the appropriate changes for Year 2000 compliance in their accounting systems. This is currently in process and it is expected the upgrade will be completed on or before June 30, 1999 at a total cost of approximately $20 thousand net to the Company. As of December 31, 1998, the Company had incurred approximately $15 thousand of this expense. For VAALCO's domestic and Gabon operations, upgrades of the current systems were completed by an independent source in the third quarter of 1998 at no expense to the Company.

         The Company relies on third party suppliers for raw materials, water, utilities, transportation and other key services. Interruption of supplier operations due to Year 2000 issues could affect the Company's operations. While each business unit will evaluate the status of its major suppliers' Year 2000 readiness efforts and develop contingency plans to manage the risk, it can not eliminate the potential for disruption due to third party failures. The Company is also dependent upon its customers for sales and cash flow. Year 2000 interruptions in the operations of its major customers could result in reduced sales, increased inventory or receivable levels and cash flow reductions. The Company is in the process of surveying its major customers' Year 2000 readiness efforts to assess risk and develop plans to minimize the impact on its operations. The Company believes that it is taking all reasonable steps to ensure Year 2000 readiness. Its ability to meet the projected goals, including the costs of addressing the Year 2000 issue and the dates upon which compliance will be attained, depends on the availability and cost of personnel trained in this area, the timing and success of Year 2000 remediation and testing efforts, the Year 2000 readiness of its key suppliers and customers and the successful development and implementation of contingency plans. Although these and other unanticipated Year 2000 issues could have an adverse effect on the results of operations or financial condition of the Company, it is not possible to anticipate the extent of impact or the worst case scenario at this time, since the contingency plans are still under development.

ALL STATEMENTS REGARDING YEAR 2000 MATTERS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-KSB ARE "YEAR 2000 READINESS DISCLOSURES" WITHIN THE MEANING OF THE YEAR 2000 INFORMATION AND READINESS DISCLOSURE ACT.

RESULTS OF OPERATIONS

         The 1818 Oil Corp. acquisition has been accounted for as a reverse acquisition and 1818 Oil Corp. is the acquiring entity for financial accounting purposes. As such, the financial statements presented for the prior year, are those of 1818 Oil Corp., not VAALCO the legal acquirer. The results of operations of VAALCO are included in the accompanying financial statements for the periods subsequent to the date of the acquisition. Accordingly, a comparison of 1998 and 1997 results is not meaningful. The legal name of the registrant continues to be VAALCO Energy, Inc.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

         Amounts stated hereunder have been rounded to the nearest $100,000, however, percentage changes have been calculated using the accompanying consolidated financial statement amounts.

Cash Flows

         Net cash used in operating activities for 1998 was $15.3 million, as compared to net cash provided by operating activities of $0 in 1997. 1998 net cash used in operating activities included $17.6 million of funds placed in escrow for the Hunt exploration program, Gabon drilling and the Paramount joint venture.

         Net cash used by investing activities for 1998 was $0.7 million, as compared to net cash used in investing activities of $5.4 million in 1997. Investments in Hunt, Paramount and for Gabon were partially offset by assets and cash acquired in the merger with 1818 Oil Corp.

         Net cash provided in financing activities for 1998 was $22.6 million, as compared to net cash provided by financing activities of $5.4 million in 1997. The 1998 amount consists of proceeds from the issuance of Common Stock and capital contributed in conjunction with the merger with 1818 Oil Corp.

Revenues

         Total oil and gas sales for 1998 were $0.6 million as compared to $0 for 1997. The 1998 revenues include revenues relating to the Philippines. The Company produced the Nido and Matinloc fields at approximately 797 BOPD.


Operating Costs and Expenses

         Production expenses for 1998 were $0.5 million as compared to $0 for 1997.

         Exploration costs for 1998 were $0.9 million as compared to $0 for 1997. Exploration costs included costs of the exploration wells drilled in Texas, Alabama and Louisiana.

         Depreciation, depletion and amortization of properties for 1998 and 1997 was $0.

         General and administrative expenses for 1998 were $1.5 million as compared to $0 for 1997.

Operating Loss

         Operating loss for 1998 was $2.2 million as compared to a $0 operating loss for 1997.

Other Income (Expense)

         Interest income for 1998 was $0.9 million compared to $0 in 1997. The 1998 amount represents interest earned and accrued on cash balances and funds in escrow.

         Equity in loss on unconsolidated joint ventures expense for 1998 was $1.1 million compared to $14.6 million in 1997. Expenses associated with the Paramount exploration effort and Hunt accounted for the losses in 1998. The 1997 losses were associated with Hunt.

         Interest expense and financing charges for 1998 were $0.4 million as compared to $1.7 million in 1997. Interest was accrued on advances to the Company to fund Hunt expenses. All accrued interest and long-term debt associated with these advances was extinguished in conjunction with the merger, with the gain posted to retained earnings.

         Other, net was a gain of $1.1 million in 1998 as compared to $0 in 1997. The assignment of the interest in Service Contract 14 to SOCDET resulted in a reduced abandonment liability of $1.1 million in the Philippines.

Net Loss

         Net loss attributable to common stockholders for 1998 was $1.8 million as compared to net loss of $16.3 million in 1997. The 1998 net loss resulted from exploration expenses internationally as well as domestically. The 1997 loss was associated solely with Hunt.

Item 7. Financial Statements and Supplementary Data

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of VAALCO Energy, Inc. and
Subsidiaries


         We have audited the consolidated balance sheet of VAALCO Energy, Inc. and its subsidiaries ("VAALCO") as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of VAALCO's management. Our responsibility is to express an opinion on the financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of VAALCO at December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.



Deloitte & Touche LLP
Houston, Texas
March 24, 1999

Report of Independent Accountants

To the Board of Directors of 1818 Oil Corp.:

         We have audited the accompanying balance sheet, of 1818 Oil Corp. (the "Company") as of December 31, 1997, and the related statement of operations, changes in stockholder's equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 1818 Oil Corp. at December 31, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

         As explained in Note 2 to the financial statements, an investment amounting to $1,803,322 (100 percent of total investments) as of December 31, 1997, has been valued at fair value as determined by management. We have reviewed procedures applied by management in arriving at its estimate of the value of such investment and have inspected underlying documentation and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, management's estimates of fair value may differ from the values that would have been used had a ready market for the investment existed, and the differences could be material.

         As explained in Note 1 to the financial statements 1818 Oil Corp. entered into a Stock Acquisition Agreement and Plan of Reorganization with VAALCO Energy, Inc.

PricewaterhouseCoopers LLP
New York, New York
March 24, 1999

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (in thousands of dollars, except par value amounts)

                                                                                       As of December 31,
                                                                                     ----------------------
                                                                                       1998          1997
                                                                                     --------      --------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                          $  6,671      $     32
  Funds in escrow                                                                       5,248            --
  Receivables:
    Trade                                                                                 311            --
    Other                                                                                 335            --
  Materials and supplies, net of allowance for inventory obsolescence
     of $61                                                                               326            --
  Prepaid expenses and other                                                               25            --
                                                                                     --------      --------
    Total current assets                                                               12,916            32
                                                                                     --------      --------

PROPERTY AND EQUIPMENT-SUCCESSFUL EFFORTS METHOD
  Wells, platforms and other production facilities                                         89            --
  Undeveloped acreage                                                                   1,385            --
  Work in progress                                                                      1,820            --
  Equipment and other                                                                      47            --
                                                                                     --------      --------
                                                                                        3,341            --
  Accumulated depreciation, depletion and amortization                                    (10)           --
                                                                                     --------      --------
    Net property and equipment                                                          3,331            --
                                                                                     --------      --------

OTHER ASSETS:
  Funds in escrow                                                                      12,400            --
  Investment in unconsolidated entities                                                 4,949         1,804
  Advances-related party                                                                   35            --
  Deferred tax asset                                                                      533            --
                                                                                     --------      --------
TOTAL                                                                                $ 34,164      $  1,836
                                                                                     ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                                           $  2,041      $  2,872
  Accounts with partners                                                                4,567            --
                                                                                     --------      --------
    Total current liabilities                                                           6,608         2,872
                                                                                     --------      --------

FUTURE ABANDONMENT COSTS                                                                3,217            --
                                                                                     --------      --------
OTHER LONG TERM LIABILITIES                                                                --        12,295
                                                                                     --------      --------
  Total liabilities                                                                     9,825        15,167
                                                                                     --------      --------

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $25 par value, 500,000 authorized shares;
     10,000 and 0 shares issued and outstanding in 1998 and 1997, respectively            250            --
  Common stock, $.10 par value, 100,000,000 authorized shares; 20,755,363 shares issued of which 5,395 are in the treasury in 1998
     and 229 shares issued and outstanding in 1997                                      2,075            --
  Additional paid-in capital                                                           41,215         4,098
  Accumulated deficit                                                                 (19,189)      (17,429)
  Less treasury stock, at cost                                                            (12)           --
                                                                                     --------      --------
    Total stockholders' equity (deficit)                                               24,339       (13,331)
                                                                                     --------      --------

TOTAL                                                                                $ 34,164      $  1,836
                                                                                     ========      ========

                 See notes to consolidated financial statements.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
               (in thousands of dollars, except per share amounts)

                                               Year Ended December 31,
                                               ----------------------
                                                 1998          1997
                                               --------      --------

REVENUES:
  Oil and gas sales                            $    595      $     --
                                               --------      --------
    Total revenues                                  595            --
                                               --------      --------

OPERATING COSTS AND EXPENSES:
  Production expense                                466            --
  Exploration expense                               887            --
  Depreciation, depletion and amortization           10            --
  General and administrative expenses             1,451            --
                                               --------      --------
    Total operating costs and expenses            2,814            --
                                               --------      --------

OPERATING LOSS                                   (2,219)           --

OTHER INCOME (EXPENSE):
  Interest income                                   915             1
  Interest expense and financing charges           (424)       (1,717)
  Equity loss in unconsolidated entities         (1,120)      (14,590)
  Other, net                                      1,082            --
                                               --------      --------
    Total other income (expense)                    453       (16,306)
                                               --------      --------

LOSS BEFORE TAXES                                (1,766)      (16,306)

Income tax benefit                                   (6)           --
                                               --------      --------

NET LOSS                                         (1,760)      (16,306)

NET LOSS ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                          $ (1,760)     $(16,306)
                                               ========      ========

BASIC LOSS PER COMMON SHARE                    $  (0.09)     $  (1.38)
                                               ========      ========

DILUTED LOSS PER COMMON SHARE                  $  (0.09)     $  (1.38)
                                               ========      ========

BASIC WEIGHTED AVERAGE
  COMMON SHARES OUTSTANDING                      19,169        11,839
                                               ========      ========

DILUTED WEIGHTED AVERAGE
  COMMON SHARES OUTSTANDING                      20,738        12,891
                                               ========      ========

                 See notes to consolidated financial statements.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
            STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                  (in thousands of dollars, except share data)

                                                                                                                     Total
                                                                         Additional                              Stockholders'
                                Preferred Stock        Common Stock       Paid-in     Accumulated     Treasury      Equity
                               ------------------- ---------------------
                                Shares    Amount     Shares     Amount    Capital       Deficit        Stock       (Deficit)
                               --------- --------- ----------- --------- ----------- --------------  ----------- --------------
Balance at January 1, 1997          ---    $  ---         163    $  ---     $ 2,760    $   (1,123)      $   ---       $ 1,637
  Issuance of Common Stock          ---       ---          66       ---       1,338            ---          ---         1,338
  Net Loss                          ---       ---         ---       ---         ---       (16,306)          ---       (16,306)
                                 ------     -----  ----------   -------    --------    ----------        ------       -------
Balance at December 31, 1997        ---       ---         229       ---       4,098       (17,429)          ---       (13,331)

  Issuance of Preferred Stock    10,000       250         ---       ---      12,370            ---          ---        12,620
  Issuance of Common Stock          ---       ---   5,183,441                 8,440            ---          ---         8,958
  Acquisition of Treasury           ---       ---       5,395       ---         ---            ---          (12)          (12)
Stock
  Net Loss                          ---       ---         ---       ---         ---        (1,760)          ---        (1,760)
  Merger with 1818 Oil Corp.        ---       ---  15,566,298     1,557      16,307            ---          ---        17,864
                                 ------     -----  ----------   -------    --------    ----------        ------       -------
Balance at December 31, 1998     10,000     $ 250  20,755,363   $ 2,075    $ 41,215    $  (19,189)       $  (12)      $24,339
                                 ======     =====  ==========   =======    ========    ==========        ======       =======

                 See notes to consolidated financial statements.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                            (in thousands of dollars)

                                                                            Year Ended December 31,
                                                                           -----------------------
                                                                             1998          1997
                                                                           --------      --------
           CASH FLOWS FROM OPERATING ACTIVITIES:
           Net loss                                                        $ (1,760)     $(16,306)

           Adjustments to reconcile  net loss to net
             cash provided by (used in) operating activities:
               Depreciation, depletion and amortization                          10            --
               Equity loss in unconsolidated entities                         1,120        14,590
               Provision for deferred income taxes                                6            --
               Abandonment reserve                                           (1,060)           --
               Exploration expense                                              887            --
               Interest expense                                                 424         1,717
           Change in assets and liabilities that provided (used) cash:
               Funds in escrow                                              (17,648)           --
               Trade receivables                                               (311)           --
               Other receivables                                               (335)           --
               Materials and supplies                                          (326)           --
               Prepaid expenses and other                                       (25)           --
               Accounts payable and accrued liabilities                        (831)           --
               Accounts with partners                                         4,567            --
                                                                           --------      --------
                 Net cash provided by (used in) operating activities        (15,282)            1
                                                                           --------      --------

           CASH FLOWS FROM INVESTING ACTIVITIES:

           Exploration expense                                                 (887)           --
           Cash acquired in merger                                            2,154            --
           Investment in partnership                                         (1,758)       (5,350)
           Additions to property and equipment                               (1,413)           --
           Investment in joint venture                                       (2,155)           --
           Assets net of cash acquired in merger                              3,180            --
           Other - net                                                          184            --
                                                                           --------      --------
                 Net cash used in investing activities                         (695)       (5,350)
                                                                           --------      --------

           CASH FLOWS FROM FINANCING ACTIVITIES:

           Capital contributions                                             13,658            --
           Proceeds from borrowings                                              --         4,012
           Proceeds from the issuance of common stock                         8,958         1,338
                                                                           --------      --------
                 Net cash provided by financing activities                   22,616         5,350
                                                                           --------      --------

           NET CHANGE IN CASH AND CASH EQUIVALENTS                            6,639             1

           CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      32            31
                                                                           --------      --------

           CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $  6,671      $     32
                                                                           ========      ========

           SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
               Non-cash items:
                   Contribution of debt to additional paid-in capital      $ 16,370      $     --

                 See notes to consolidated financial statements.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
              (in thousands of dollars, unless otherwise indicated)

1.       ORGANIZATION

         VAALCO Energy, Inc., a Delaware corporation, is a Houston-based independent energy company principally engaged in the acquisition, exploration, development and production of crude oil and natural gas. As used herein, the terms "Company" and "VAALCO" mean VAALCO Energy, Inc. and its subsidiaries, unless the context otherwise requires. VAALCO owns producing properties and conducts exploration activities as operator of consortium internationally in the Philippines and Gabon. Through participation in a partnership with Hunt Oil Company, VAALCO has additional international exploration interests in Argentina, Peru, Ethiopia, Ghana, Niger and Canada. Domestically, the Company has interests in the Texas Gulf Coast area.

         In April 1998, the Company acquired from The 1818 Fund II, L.P., (the 1818 Fund), a fund managed by Brown Brothers Harriman & Co., all of the outstanding capital stock of 1818 Oil Corp. The assets of 1818 Oil Corp. at closing consisted of a 7.5% limited partnership interest in Hunt Overseas Exploration Company, L.P. ("Hunt") with book value of $2.8 million and $12.6 million in cash. The $12.6 million of cash which 1818 Oil Corp. had at the time of the acquisition has been pledged as cash collateral to secure a letter of credit payable to Hunt for cash calls associated with the partnership. If Hunt does not call such capital contributions as provided in the partnership agreement of Hunt, the cash collateral will be released to the Company.

         Hunt has entered into production sharing contracts and other arrangements which entitle it to explore for oil and gas, both onshore and offshore, on approxiamtely 34 million acres in countries including Argentina, Peru, Ethiopia, Ghana, Niger and Canada. The general partner of Hunt is Hunt Overseas Operating Company, a subsidiary of Hunt Oil Company. Hunt explores for high risk, large reserve accumulations, generally targeting deposits which pre-drilling seismic and other data indicate to have potential in excess of 100 MMBOE.

         Under the partnership agreement of Hunt, the Company will have an obligation to contribute an estimated $5.1 million to fund its share of the exploration costs of Hunt, $0.7 million of which was funded subsequent to the acquisition. In addition, if Hunt discovers oil or gas deposits, the Company will be required to contribute an additional $7.5 million to fund appraisal costs. VAALCO has $12.3 million in cash in an escrow account to fund its obligations under the partnership agreement.

         The 1818 Oil Corp. acquisition has been accounted for as a reverse acquisition and 1818 Oil Corp. is the acquiring entity for financial accounting purposes. Therefore, because 1818 Oil Corp. is the acquirer for accounting purposes, the financial statements for prior years are those of 1818 Oil Corp., not VAALCO the legal acquirer. Accordingly, a comparison of 1998 and 1997 results is not meaningful. 1818 Oil Corp.'s equity as of December 31, 1998 and December 31, 1997 have been retroactively charged for the equivalent number of shares of VAALCO's common stock received in the transaction. The difference between the par value of the common stock of 1818 Oil Corp. and VAALCO has been charged to additional paid-in capital. In addition, at the time of the

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
              (in thousands of dollars, unless otherwise indicated)

         merger, 1818 Fund contributed the debt owed to it by 1818 Oil Corp. as additional paid-in capital to 1818 Oil Corp.

         The following summarizes pro forma financial information assuming the acquisition of 1818 Oil Corp. had occurred on January 1, 1997.

                                                                                    (Thousands of Dollars)
                                                                              Year Ended                  Year Ended
                                                                       December 31, 1998           December 31, 1997
                                                                       -----------------           -----------------
         Total revenues                                                     $       750                  $    6,437
         Loss before income taxes                                                (1,528)                    (12,128)
         Net loss attributable to common stockholders                            (1,508)                    (12,310)
         Basic net loss per share                                                 (0.07)                      (0.73)

         1818 Oil Corp. ("1818 Oil") is a corporation which was organized and commenced operations on September 13, 1995 under the General Corporation Law of the State of Delaware. Prior to the merger, 1818 Oil was a wholly owned subsidiary of the 1818 Fund, a limited partnership organized on August 20, 1993 under the Delaware Revised Uniform Limited Partnership Act. The 1818 Fund owned beneficial and legal title to all outstanding equity and voting securities of 1818 Oil. The general partner of the 1818 Fund is Brown Brothers Harriman & Co. ("BBH&Co."), a New York limited partnership. BBH&Co. had the exclusive power to manage, operate and control the businesses of the 1818 Fund and 1818 Oil and has sole discretion in making investment decisions.

         On September 13, 1995, 1818 Oil entered into a subscription agreement to purchase Class B limited partnership interest in Hunt Overseas Exploration Company, L.P. (the "Hunt Partnership"), a Delaware limited partnership, in the amount of $30,000,000. The nature of Hunt's business is the exploration of international oil and gas prospects. Countries in which exploration activities are conducted by Hunt include Argentina, Canada, Ethiopia, Niger, Ghana, and Peru. As of December 31, 1997, 1818 Oil's contributed capital to Hunt was $16,393,405.

         Within the gross commitment level of $30,000,000 to Hunt, first level commitments comprise 75% ($22,500,000) and second level commitments comprise 25% ($7,500,000). First level commitments are associated with exploration efforts while second level commitments may only be called by Hunt after a discovery well has been drilled upon any of the properties of Hunt, and may only be used by Hunt in connection with appraisal activities to evaluate whether such properties are worthy of being developed commercially.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
              (in thousands of dollars, unless otherwise indicated)

         As of December 31, 1998 and 1997, remaining first and second level commitments were as follows:

                                                                            1998                  1997
                                                                  -------------------     ---------------
        Gross Commitment                                                    $ 30,000             $30,000
                                                                  ===================     ===============

        First level commitment                                              $ 22,500              22,500
        Less: First level capital contributions                               18,151              16,393
                                                                  -------------------     ---------------
        Remaining first level capital commitment                             $ 4,349              $6,107
                                                                  ===================     ===============

        Second level commitment                                              $ 7,500              $7,500
        Less: Second level capital contributions                                  --                  --
                                                                  ===================     ===============
        Remaining second level capital commitment                            $ 7,500              $7,500
                                                                  ===================     ===============

         VAALCO's subsidiaries include Alcorn (Philippines) Inc. and Alcorn (Production) Philippines Inc., VAALCO Gabon (Equata), Inc., VAALCO Gabon (Etame), Inc., VAALCO Production (Gabon), Inc., VAALCO Energy (Gabon), Inc., VAALCO (USA), Inc. and 1818 Oil Corp.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, as well as the subsidiaries' share in the assets, liabilities, income and expenses of joint operations. All significant transactions within the consolidated group have been eliminated in consolidation.

         Cash and Cash Equivalents - For purposes of the consolidated statement of cash flows, the Company and its subsidiaries consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. For the years ended December 31, 1998 and 1997, no payments were made for income taxes or for interest.

         Funds in Escrow - Current amounts represent an escrow for the drilling of the Etame 2V well in Gabon. Other funds in escrow represent amounts for Hunt ($12,311) and funds for abandonment costs relating to certain Gulf of Mexico properties ($89).

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

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
              (in thousands of dollars, unless otherwise indicated)

         The Company calculates current and deferred income taxes on separate company basis. Deferred income taxes are recognized for future tax consequences of differences between the tax basis of assets and liabilities and their financial reporting amounts at year-end.

         As of December 31, 1997, the Company had a net operating loss carryforward available to offset future taxable income. A valuation allowance has been provided for the entire amount of the net deferred tax asset resulting from these carryforwards.

         As of December 31, 1998, the Company had a net operating loss carryforward available to offset future taxable income of $7,029. A valuation allowance of $6,394 has been provided for against this amount.

         Property and Equipment - The subsidiaries follow the successful efforts method of accounting for exploration and development costs. Under this method, exploration costs, other than the cost of exploratory wells, are charged to expense as incurred. Exploratory well costs are initially capitalized until a determination as to whether proved reserves have been discovered. If an exploratory well is deemed to not have found proved reserves, the associated costs are expensed at that time. All development costs, including developmental dry hole costs, are capitalized. Provisions for impairment of undeveloped oil and gas leases are based on periodic evaluations and other factors. The Company recognizes gains for the sale of developed properties based upon an allocation of property costs between the interest sold and the interest retained based on the fair value of those interests.

         The Company has adopted statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used be reported at the lower of carrying amounts or fair values. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value less cost to sell. In 1998, SFAS No. 121 did not have a material effect on the Company's financial position or results of operations.

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

                  Office and miscellaneous equipment.............. 3 - 5 years

                  Leasehold improvements...........................8 - 12 years

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
              (in thousands of dollars, unless otherwise indicated)

         In connection with the annual estimate of the Company's oil and gas reserves for the fiscal year ended December 31, 1998, the Company's independent petroleum engineers estimated proved oil reserves at December 31, 1998 to be 0.7 million barrels, all of which are classified as proved developed, net to the Company. The Company had no gas reserves at December 31, 1998. The proved developed reserves relate to the Company's Philippine operations.

         Investments - The Company invests funds in escrow and excess cash in certificates of deposit and commercial paper issued by banks with maturities typically not exceeding 90 days.

         At December 31, 1998, the Company accounted for its investments in unconsolidated entities under the equity method.

         At December 31, 1997, the investment in unconsolidated entities was valued at fair value using methods determined in good faith by management after consideration of all relevant information, including, current financial information and restrictions on dispositions. The values assigned to the investments do not necessarily represent the amount which might ultimately be realized upon the sale or other disposition, since such amounts depend on future circumstances and cannot reasonably be determined until actual liquidation occurs. However, because of the inherent uncertainty of such valuations, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the difference could be material.

         In 1997 management determined to write off exploration costs attributable to a concession at the time of a dry hole and capitalize costs on a concession if the concession continues to be the subject of active exploration by Hunt.

         Foreign Exchange Transactions - For financial reporting purposes, the subsidiaries use the United States dollar as their functional currency. Monetary assets and liabilities denominated in foreign currency are translated to U.S. dollars at the rate of exchange in effect at the balance sheet date, and items of income and expense are translated at average monthly rates. Nonmonetary assets and liabilities are translated at the exchange rate in effect at the time such assets were acquired and such liabilities were incurred. Gains and losses on foreign currency transactions are included in income currently and were insignificant during each of 1998 and 1997.

         Accounts With Partners - Accounts with partners represent cash calls due or excess cash calls paid by the partners for exploration, development and production expenditures made by the following subsidiaries of the Company: APPI-14, APPI-6, and VAALCO Gabon (Etame), Inc.

         Revenue Recognition - The Company recognizes revenues from crude oil and natural gas sales upon delivery to the buyer.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
              (in thousands of dollars, unless otherwise indicated)

         Fair Value of Financial Instruments - The Company's financial instruments consist primarily of cash, trade accounts and note receivables, trade payables and debt instruments. The book values of cash, trade receivables, and trade payables are representative of their respective fair values due to the short-term maturity of these instruments. The book value of the Company's debt and note receivable instruments are considered to approximate the fair value, as the interest rates are adjusted based on rates currently in effect.

         Risks and Uncertainties - The Company's interests are located overseas in certain offshore areas of the Philippines and Gabon.

         Substantially all of the Company's crude oil and natural gas is sold at the well head at posted or index prices under short-term contracts, as is customary in the industry. For the year ended December 31, 1998 one purchaser of the Company's crude oil accounted for essentially all of the Company's total crude oil sales. The Company markets its crude oil share under an agreement with SeaOil, a local Philippines refiner. While the loss of this buyer might have a material effect on the Company in the near term, management believes that the Company would be able to obtain other customers for its crude oil.

         All of Hunt's operations are conducted outside the United States. The partnership attempts to conduct its affairs so as to protect against risks that may be inherent in doing business in international locations.

         Estimates of oil and gas values as made in the financial statements require extensive judgments and are generally less precise than other estimates made in connection with financial disclosures. Assigning monetary values to such estimates does not reduce the subjectivity and changing nature of such estimates of value. The information set forth herein is therefore subjective and, since judgments are involved, may not be comparable to estimates of value made by other companies. The Company considers its estimates to be reasonable; however, due to inherent uncertainties and the limited nature of data, estimates are imprecise and subject to change over time as additional information become available.

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

         Reclassifications - Certain amounts from 1997 have been reclassified to conform to the 1998 presentation.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
              (in thousands of dollars, unless otherwise indicated)

3.       INVESTMENT IN UNCONSOIDATED ENTITIES

         At December 31, 1998, VAALCO had the following investments:

                                                                                              December 31,
                                                                                                 1998
                                                                                        --------------------
          Investment in Hunt                                                                        $ 3,094
          Investment in VAALCO Exploration LLC                                                        1,855
                                                                                        --------------------
                                                                                                    $ 4,949
                                                                                        ====================

         Investment in Hunt represents a $30 million limited partnership interest in Hunt Overseas Exploration Company L.P., a $350 million partnership, giving the Company a 7.5% interest in the assets of the partnership. Cash investments were made to Hunt during 1998 totaling approximately $1.8 million. VAALCO recognized a write-down of $0.5 million during 1998 reflecting its share of certain dry hole costs and exploration expenses incurred by the Partnership. Investment is recorded under the equity method. At December 31, 1997 the investment had a cost of $16.4 million with an estimated value of $1.8 million. At December 31, 1998, the investment had a cost of $18.1 million.

         Investment in Joint Venture represents a 50/50 membership interest shared by VAALCO Energy, Inc. and Robert Schneeflock of Paramount Petroleum in VAALCO Exploration LLC. VAALCO Exploration was formed to conduct exploration activities primarily in the onshore Gulf Coast area, including Alabama, Mississippi and Louisiana. VAALCO and Schneeflock have contributed capital interests of 93.75% and 6.25%, respectively. Net Profit is allocated first based on contributed capital interests up to the aggregate amount of Net Loss allocated and thereafter based on membership interest of 50/50. Net Loss is allocated first based on membership interest up to the aggregate amount of Net Profit allocated and thereafter based on contributed capital interest. VAALCO has committed to expend $3.0 million to fund overhead, leases, seismic and other amounts in connection with the business. The Company records the investment under the equity method as VAALCO's membership interest is 50% and neither party has a majority voting interest. Investment value at December 31, 1998 was $1.9 million.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
              (in thousands of dollars, unless otherwise indicated)

         The following summarizes the aggregated financial information for all investments owned by VAALCO, which were accounted for under the equity method as of December 31, 1998:

                                                                              December 31, 1998
                                                                                (in thousands)
                                                                                 -------------
Balance Sheet:
      Current assets                                                                 $ 9,976
      Oil and gas property                                                            37,877
      Other assets                                                                       165
      Owner's equity                                                                  47,436

Statement of Earnings:
      Income                                                                       $     443
                                                                                 =============
      Gross profit                                                                 $ (29,231)
                                                                                 =============
      Net loss                                                                     $ (29,951)
                                                                                 =============
      VAALCO's share of net loss                                                   $  (1,120)
                                                                                 =============

4.       ACCRUED LIABILITIES

                                                                  December 31,
                                                      -------------------------------------
                                                          1998                   1997
                                                      --------------        ---------------
Interest                                              $          --         $       2,872
Other                                                           136                    --
                                                      --------------        --------------
                                                      $         136         $       2,872
                                                      ==============        ==============

5.       DEBT OBLIGATIONS AND FINANCING ARRANGEMENTS

                                                                 December 31,
                                                      -----------------------------------
                                                          1998                  1997
                                                      -------------          ------------
Note payable - Shareholder                            $         --           $    12,295
Less current portion                                            --                   --
                                                      --------------         ------------
Long-term portion                                     $         --           $    12,295
                                                      =============          ============

         Pursuant to the subscription at the time of organization of 1818 Oil Corp., capital contributions from the 1818 Fund to the Company were apportioned between long-term debt and paid-in capital. The percentages set forth in the agreement were 75% long-term debt and 25% capital contribution. Interest accrued on the long-term debt at a rate of 14% per annum. There were no payments of interest to the 1818 Fund. There were no contractual repayment terms in place. The debt was extinguished in conjunction with the merger of 1818 Oil Corp. with VAALCO in April 1998.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
              (in thousands of dollars, unless otherwise indicated)

6.       STOCKHOLDERS' EQUITY (DEFICIT)

         The following discussion of shares under option incorporates options granted by the predecessor VAALCO. These obligations were assumed by the Company pursuant to the merger.

         In 1993, an officer and director of the Company was granted options to purchase 75,000 shares of Common Stock of the Company, and was also granted 75,000 stock appreciation rights ("SARs"), all at an exercise price of $10.25 per share. One-third of such options and SAR's vested at the end of each of the three years of the contract term, and are exercisable for five years from the date of vesting. As of December 31, 1998, the options and SAR's were completely vested, and none of the options and SAR's had been exercised. In 1996 additional options were granted to this officer and director for 1,000,000 shares of the Common Stock of the Company at exercise prices of $0.375 per share for 400,000 shares, $0.50 for 300,000 shares and $1.00 for 300,000 shares. The options vest over a term of three years and may be exercised for five years from the vesting date. As of December 31, 1998, the options were completely vested. None of the options had been exercised as of December 31, 1998.

         In 1996, a former officer of the Company was granted warrants to purchase shares of the Company's Common Stock. The warrants have a remaining term expiring August 31, 2003 and consist of the right to purchase 250,000 shares of Common Stock at an exercise price of $0.50 per share; 250,000 shares of Common Stock at an exercise price of $2.50 per share; 250,000 shares of Common Stock at an exercise price of $5.00 per share; and 250,000 shares of Common Stock at an exercise price of $7.50 per share. None of the warrants had been exercised as of December 31, 1998.

         In 1997, another officer of the Company was granted options to purchase 1,000,000 shares at $0.625 per share, vesting 500,000 shares at August 1, 1997 and 500,000 shares at August 1, 1998. None of the options had been exercised as of December 31, 1998.

         An investment banking firm was granted 345,325 warrants to purchase the Company's Common Stock on July 31, 1997 in connection with the private placement of Common Stock. The warrants have a term of five years from the date of issuance and consist of the right to purchase shares at $1.00 per share. The same investment banking firm was granted 100,000 warrants to purchase the Company's Common Stock on April 1, 1998 in connection with the private placement of Common Stock. The warrants have a term of five years from the date of issuance and consist of the right to purchase shares at $2.00 per share. None of the warrants had been exercised as of December 31, 1998.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
              (in thousands of dollars, unless otherwise indicated)

         Information with respect to the Company's stock options are as follows:

                                                             Vested                              Weighted
                                                            Options/            Shares           Average
                                                            Warrants            Under            Exercise
                                                           Exercisable          Option            Price
                                                         ----------------    -------------     -------------
         Balance, December 31, 1996                           1,675,000         2,475,000         $    2.73
         Granted/Vested                                       1,165,325         1,345,325              0.72
         Exercised                                                   --                --                --
         Forfeited                                              400,000           400,000              3.75
                                                         ---------------     -------------     -------------
         Balance, December 31, 1997                           2,440,325         3,420,325              1.82
         Granted/Vested                                       1,080,000           100,000              2.00
         Exercised                                                   --                --                --
         Forfeited                                                   --                --                --
                                                         ---------------     -------------     -------------
         Balance, December 31, 1998                           3,520,325         3,520,325            $ 1.82
                                                         ===============     =============     =============

         The  following  table  summarizes   information   about  stock  options
outstanding as of December 31, 1998:

                                                    Weighted-
                                                     Average         Weighted-                          Weighted-
          Range of Exercise         Number          Remaining         Average           Number           Average
                Prices            Outstanding      Contractual        Exercise        Exercisable       Exercise
                                  At 12/31/98         Life             Price          At 12/31/98         Price
        ----------------------- ---------------- ---------------- ----------------- ---------------- ----------------
        $   0.375 to 1.00          2,595,325       3.84 years          $ 0.65          2,595,325         $ 0.65
             1.01 to 2.50            350,000       4.55 years            2.36            350,000           2.36
             2.51 to 5.00            250,000       4.67 years            5.00            250,000           5.00
             5.01 to 10.25           325,000       3.85 years            8.13            325,000           8.13
        ======================= ================ ================ ================= ================ ================
        $   0.375 to 10.25         3,520,325       3.97 years          $ 1.82          3,520,325         $ 1.82
        ======================= ================ ================ ================= ================ ================

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

         The provision of SFAS No. 123 had no material effect for 1998.

         The Company follows Statement of Financial Accounting Standards No. 128
         - "Earnings per Share," ("SFAS No. 128"), which establishes the requirements for presenting earnings

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
              (in thousands of dollars, unless otherwise indicated)

         per share ("EPS"). SFAS No. 128 requires the presentations of "basic" and "diluted" EPS on the face of the income statement.

         The following schedule is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations.

                                                           For the Year Ended December 31, 1998
                                             -----------------------------------------------------------------
                                                  Per-Share              Net Loss                Shares
                                                   Amount               (Numerator)          (Denominator)
                                             --------------------    ------------------    -------------------
  Basic EPS
     Net loss attributable to common
      Shareholders                                      $ (0.09)             $ (1,760)                 19,169

  Effect of Diluted Securities
     Common stock options                                     --                    --                  1,569
                                             --------------------    ------------------    -------------------

  Diluted EPS
     Net loss attributable to common
       shareholders                                     $ (0.09)             $ (1,760)                 20,738
                                             ====================    ==================    ===================


                                                           For the Year Ended December 31, 1997
                                             -----------------------------------------------------------------
                                                  Per-Share              Net Loss                Shares
                                                   Amount               (Numerator)          (Denominator)
                                             --------------------    ------------------    -------------------
  Basic EPS
     Net loss attributable to common
       shareholders                                     $ (1.38)            $ (16,306)                 11,839

  Effect of Diluted Securities
     Common stock options                                     --                    --                  1,052
                                             --------------------    ------------------    -------------------

  Diluted EPS
     Net loss attributable to common
       shareholders                                     $ (1.38)            $ (16,306)                 12,891
                                             ====================    ==================    ===================

         Options excluded from the above calculation, as they are anti-dilutive, are 825,000 for 1998 and 1997.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
              (in thousands of dollars, unless otherwise indicated)

7.       INCOME TAXES

         The Company and its domestic subsidiaries file a consolidated United States income tax return. Certain subsidiaries' operations are also subject to Philippine income taxes.

         Provision (benefit) for income taxes consists of the following:

                                         Year Ended December 31,
                                      1998                   1997
                                 ------------           ------------
          U.S. federal:
            Current              $         --           $         --
            Deferred                       --                     --
          Philippine:
            Current                        (6)                    --
            Deferred                       --                     --
                                 ------------           ------------
              Total              $         (6)          $         --
                                 ============           ============

         The primary differences between the financial statement and tax bases of assets and liabilities at December 31, 1998 and 1997 are as follows:

                                                  Year Ended December 31,
                                                  -----------------------
                                                   1998            1997
                                                  ------          ------

Deferred Tax Liabilities:
  Unrealized foreign exchange gain                $  102          $   --
                                                  ------          ------

Deferred Tax Assets:
  Reserves not currently deductible                  756              --
  Operating loss carryforwards                     5,518             382
Alternative minimum tax credit carryover             635              --
  Other assets                                       120              --
                                                  ------          ------
                                                   7,029             382
Valuation allowance                                6,394             382
                                                  ------          ------
                                                     635              --
                                                  ------          ------
Net deferred tax asset                            $  533          $   --
                                                  ======          ======

         Pretax income (loss) is comprised of the following:

                                           Year Ended December 31,
                                        ---------------------------
                                           1998               1997
                                        --------           --------
          United States                 $ (2,276)          $(16,306)
          Foreign (Philippine)               510                 --
                                        --------           --------
                                        $ (1,766)          $(16,306)
                                        ========           ========

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
              (in thousands of dollars, unless otherwise indicated)

         A reconciliation between the provision (benefit) for income taxes recognized in the Company's Statements of Operations computed by applying the statutory federal income tax rate and income taxes to pre-tax losses follows:

                                          Year ended December 31,
                                           --------------------
                                            1998          1997
                                            ----          ----

          Statutory income tax rate         (35%)         (35%)
          Effective income tax rate          34%           35%
                                           ----          ----
                                            (1%)           --%
                                           ====          ====

         At December 31, 1998, the Company and its subsidiaries had no foreign tax credit ("FTC") carryforwards for United States tax purposes.

         At December 31, 1998, the Company and its subsidiaries had net operating loss ("NOL") carryforwards of approximately $15.8 million for United States income tax purposes. A full valuation allowance has been provided against this NOL. Due to previous ownership changes, future utilization of the net operating loss carryforwards will be limited by Internal Revenue Code section 382.

         At December 31, 1997, the Company was subject to federal taxes only, with no allocations made to state and local taxes.

8.       RELATED-PARTY TRANSACTIONS

         A subsidiary of the Company has a note receivable from an officer, director and stockholder of the Company, which bears interest at 9% per annum and is due in monthly installments through December 1, 2002. The balance of the note was $35 at December 31, 1998.

         The 1818 Fund entered into a guaranty and covenant agreement with Hunt under which the 1818 Fund is contingently liable to Hunt in the amount of undrawn cash commitments of 1818 Oil of $11,849 and $13,607 as of December 31, 1998 and 1997, respectively.

         As compensation for its services, the 1818 Fund paid BBH&Co. quarterly management fees, in arrears, in an amount equal to one percent per annum of the average weekly amount of invested funds for each fiscal quarter. It was the policy of the 1818 Fund to bear 1818 Oil's allocable share of these costs on behalf of 1818 Oil.

9.       COMMITMENTS AND CONTINGENCIES

         The Company owns a 17.9% interest in a block offshore Gabon, the Etame Block. The block contains the recent Etame discovery as well as previous discoveries that the Company is currently evaluating to determine their commercial viability. The Company and its partners undertook an obligation to the Government of Gabon to obtain and process seismic data and to drill one commitment well on the Etame Block over the three-year

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
              (in thousands of dollars, unless otherwise indicated)

         term of the license. In April 1997, a participation agreement was entered into with Western Atlas Afrique, Ltd. ("Western Atlas"), a subsidiary of Western Atlas International, Inc., to conduct a 320 square kilometer seismic survey at Western Atlas' sole cost and to pay a disproportionate 80% of the cost, up to $4.7 million, of the first commitment well. In return for these payments, Western Atlas earned a 65% interest in the production-sharing contract. In June 1997, Western Atlas completed the above-mentioned acquisition of seismic data over the property. This data was processed, and the Company drilled the commitment well, the Etame No. 1 well, in June 1998 resulting in a 3,700 BOPD Gamba sandstone discovery on the block. Completion of the Etame No. 1 well satisfied all of the Company's obligations to the Government of Gabon under the primary three-year term of the contract.

         During 1998, the consortium of companies owning the Etame Block production sharing contract agreed to renew the production sharing contract for three additional years, thereby taking on a commitment to drill two additional exploration wells and to perform a 3-D seismic reprocessing. A delineation well, the Etame 2V well, was drilled in January 1999 and encountered additional oil pay in the Gamba sandstone, however the well encountered the Gamba sandstone lower than expected. The Company is currently reprocessing the 3-D seismic data prior to drilling additional delineation wells. The Company anticipates drilling at least one additional delineation well in 1999. The Etame 2V counted as the first of the two commitment wells under the three-year contract term extension.

         The Company participates in a joint venture with Paramount Petroleum, Inc. ("Paramount"), a corporation owned by Robert Schneeflock, to engage in the exploration of oil and gas properties in the United States, primarily in the onshore Gulf Coast area, including Alabama, Mississippi and Louisiana. The Company has committed to expend $3.0 million to fund overhead, leases, seismic and other amounts in connection with the joint venture, $2.7 million of which has been funded as of the date of this filing. The Company has posted a letter of credit to secure such commitment.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
          SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
                                   (Unaudited)
              (in thousands of dollars, unless otherwise indicated)

         The following information is being provided as supplemental information in accordance with certain provisions of SFAS No. 69, "Disclosures about Oil and Gas Producing Activities". The Company's reserves are located offshore of the Republic of the Philippines. The following tables set forth costs incurred, capitalized costs, and results of operations relating to oil and natural gas producing activities for each of the periods. (See "Footnote 1 - ORGANIZATION")

Costs Incurred in Oil and Gas Property
  Acquisition, Exploration and Development
  Activities

                                                    United States                        International
                                          -----------------------------------   ---------------------------------
                                                1998                1997               1998              1997
                                          -----------------  ----------------   ----------------  ---------------
     Costs incurred during the year:
      Exploration(1)                      $          1,215    $           --     $        1,515    $          --
      Acquisition - unproved                           180                --                 --               --
                                          -----------------  ----------------   ----------------  ---------------
        Total                             $          1,395    $           --     $        1,515    $          --
                                          =================  ================   ================  ===============

     Company's share of equity
       method investee's costs
       incurred(1)                        $          1,613    $           --    $         1,373    $      14,871
                                          =================  ================   ================  ===============

(1) Includes costs which are capitalized or expensed.

Of the $1,215 U.S. exploration costs incurred, $632 was expensed for dry hole costs. International exploration costs include capitalized costs of $1,259 for Etame, and $255 was expensed for the Gabon Equata Block as the lease term expired. The Company's share of investee's costs was for the Paramount joint venture in the U.S. and Hunt internationally.

Capitalized Costs Relating to Oil and Gas Producing Activities:

                                                            Year Ended December 31,
                                                               1998                 1997
                                                      --------------        ---------------
Capitalized costs -
    Unproved properties not being amortized           $       3,205         $           --
Properties being amortized                                       89                     --
                                                      --------------        ---------------
        Total capitalized costs                               3,294
        Less accumulated depreciation,                                                  --
            depletion, and amortization                         (10)                    --
                                                      ==============        ===============
        Net capitalized costs                         $       3,284         $           --
                                                      ==============        ===============

Company's share of equity method
  investee's net capitalized costs                    $       4,453         $        3,275
                                                      ==============        ===============

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
          SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
                                   (Unaudited)
              (in thousands of dollars, unless otherwise indicated)

The capitalized costs pertain to the Company's producing activities in the Philippines, the Etame discovery and U.S. activities. As a result of the merger with 1818 Oil Corp., $39.5 million carried by VAALCO in previously fully depleted costs carried in capitalized costs were closed out against the associated accumulated depreciation, depletion and amortization.

Results of Operations for Oil and Gas Producing Activities:

                                          -----------------------------------------------------------------------
                                                    United States                        International
                                          -----------------------------------   ---------------------------------
                                                      1998              1997               1998             1997
                                          -----------------  ----------------   ----------------  ---------------
     Crude oil sales                      $            26     $           --    $          569     $          --
     Production expense                               (18)                --              (448)               --
     Exploration expense                             (632)                --              (255)               --
     Depreciation, depletion and
       amortization                                     --                --                 --               --
                                          -----------------  ----------------   ----------------  ---------------
     Loss before taxes                               (624)                --              (134)               --
     Income tax benefit                                --                 --                 6                --
                                          -----------------  ----------------   ----------------  ---------------
     Results from oil and gas
       producing activities               $          (624)    $           --    $         (128)    $          --
                                          =================  ================   ================  ===============

     Company's share of equity method
       investee's results of operations   $             --    $           --       $      (851)    $    (14,590)
                                          =================  ================   ================  ===============

Proved Reserves

         The following tables set forth the net proved reserves of VAALCO Energy, Inc. as of December 31, 1998 and 1997, and the changes therein during the periods then ended.

                                                          Oil (MBbls)
                                                     -------------------
PROVED RESERVES:
BALANCE AT DECEMBER 31, 1996                                         --
 Production                                                          --
 Discoveries, extensions and other additions                         --
 Sales of reserves in place                                          --
 Revisions                                                           --
                                                     -------------------
BALANCE AT DECEMBER 31, 1997                                         --
 Production                                                         (91)
 Discoveries, extensions and other additions                         --
 Acquired in merger                                               1,154
 Sales of reserves in place                                        (372)
 Revisions                                                           --
                                                     -------------------
BALANCE AT DECEMBER 31, 1998                                        691
                                                     ===================

         In April 1998, the Company merged with 1818 Oil Corp. The 1818 Oil Corp. acquisition has been accounted for as a reverse acquisition and 1818 Oil Corp. is the acquiring entity for

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
          SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
                                   (Unaudited)
              (in thousands of dollars, unless otherwise indicated)


financial accounting purposes. As such, the reserves prior to 1998 reflect the reserves of 1818 Oil Corp.

  PROVED DEVELOPED RESERVES                           Oil (MBbls)
                                                 --------------------
    Balance at December 31, 1997                           --
    Balance at December 31, 1998                          691

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

         The future cash flows are based on sales prices and costs in existence at the dates of the projections, excluding the interests of the Philippine government and the other consortium members. Future production costs do not include overhead charges allowed under joint operating agreements or headquarters general and administrative overhead expenses. Future development costs include amounts accrued attributable to future abandonment when the wells become uneconomic to produce. The standardized measure of discounted cash flows for 1998 do not include the costs of abandoning the Company's non-producing properties.

                                                          Philippines
                                                   ------------------------
                                                         December 31,
                                                   ------------------------
                                                      1998         1997
                                                   -----------  -----------
                  Future cash inflows              $  4,146     $       --
                  Future production costs            (2,801)            --
                  Future development costs           (1,517)            --
                  Future income tax expense              --             --
                                                   -----------  -----------
                  Future net cash flows                (172)            --
                  Discount to present value
                   at 10% annual rate                   398             --
                                                   -----------  -----------
                  Standardized measure of
                   discounted future net cash
                  flows                            $    226     $       --
                                                   ===========  ===========

Future development costs at December 31, 1998 includes $1,517 for future abandonment costs which have been accrued by the Company. Due to the availability of net operating loss carryforwards, there is no future income tax expense attributable to the Company's reserves.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
          SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
                                   (Unaudited)
              (in thousands of dollars, unless otherwise indicated)

Changes in Standardized Measure of Discounted Future Net Cash Flows:

         The following table sets forth the changes in standardized measure of discounted future net cash flows as follows:

                                                            December 31,
                                                  -------------------------------
                                                     1998                  1997
                                                  ----------           ----------
BALANCE AT BEGINNING OF PERIOD                         $  --           $       --
Sales of oil and gas, net of production costs           (129)                  --
Net changes in prices and production costs                --                   --
Revisions of previous quantity estimates                  --                   --
Purchase (Sale) of reserves in place, net of
   taxes                                                 355                   --
Changes in estimated future development
    costs                                                 --                   --
Development costs incurred during the period              --                   --
Accretion of discount                                     --                   --
Net change in income taxes                                --                   --
Change in production rates (timing) and other             --                   --
                                                  ----------           ----------
BALANCE AT END OF PERIOD                               $ 226           $       --
                                                  ==========           ==========

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

         In accordance with the guidelines of the U.S. Securities and Exchange Commission, the Company's estimates of future net cash flow from the Company's properties and the present value thereof are made using oil and natural gas contract prices in effect as of year end and are held constant throughout the life of the properties except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. The contract price as of December 31, 1998 was $6.00 per Bbl for oil of crude oil in the Philippines.

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

         Pursuant to the service contracts, the Philippine government receives an allocation of the production from the contract area instead of a royalty. Under the service contracts, the Philippine government does not take actual delivery of its allocated production. Instead, the Company has been authorized to sell the Philippine government's share of production and remit the proceeds to the Philippine government. Under this production sharing scheme, the consortium is permitted a Filipino Participation Incentive Allowance ("FPIA") and a deduction to recover certain costs expended on the development of the contract area of up to 60% of gross revenues from the contract area. The FPIA, a deduction equivalent to 7.5% of project gross revenue, is allowed when Filipino ownership participation in the consortium equals or exceeds 15%, which is the case for Service Contract No. 14. The consortium also receives a production allowance of approximately 50% of the balance of the oil after deducting FPIA and cost recovery oil. The remaining oil is shared 40% by the consortium and 60% by the Philippine government. Under this scheme, the consortium currently receives approximately 90.3% of the oil produced and the Philippine government receives approximately 9.7%. Because the cost recovery account contains over $200 million, the Company anticipates receiving the maximum 60% of cost oil during the life of the Nido and Matinloc reserves.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         Information required by this item will be included in the Company's proxy statement for its 1999 annual meeting, which will be filed with the Commission within 120 days of December 31, 1998, and which is incorporated herein by reference.

Item 10. Executive Compensation

         Information required by this item will be included in the Company's proxy statement for its 1999 annual meeting, which will be filed with the Commission within 120 days of December 31, 1998, and which is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         Information required by this item will be included in the Company's proxy statement for its 1999 annual meeting, which will be filed with the Commission within 120 days of December 31, 1998, and which is incorporated herein by reference.


Item 12. Certain Relationships and Related Transactions

         Information required by this item will be included in the Company's proxy statement for its 1999 annual meeting, which will be filed with the Commission within 120 days of December 31, 1998, and which is incorporated herein by reference.

Item 13.  Exhibits and Reports on Form 8-K

2. Plan of acquisition, reorganization , arrangement, liquidation or succession

          2.1 (a) Stock Acquisition Agreement and Plan of Reorganization dated February 17, 1998 by and among the Company and the 1818 Fund II, L.P.

          2.2 (c) First Amendment to Stock Acquisition Agreement and Plan of Reorganization, dated April 21, 1998


3.       Articles of Incorporation and Bylaws

         3.1(b)   Restated Certificate of Incorporation

         3.2(b)   Certificate of Amendment to Restated Certificate of
                  Incorporation

         3.3(b)   Bylaws

         3.4(b)   Amendment to Bylaws

         3.5(c)   Designation of Convertible Preferred Stock, Series A

10.      Material Contracts

        10.1(d) Service Contract No. 6, dated September 1, 1973, among the Petroleum Board of the Republic of the Philippines and Mosbacher Philippines Corporation, et al, as amended