Form 10QSB
period 1999-03-31
VAALCO ENERGY INC /DE/
filed 1999-05-17
CIK 894627

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             --------------------
                                   FORM 10-QSB
(Mark One)
    |X|     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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




      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No    .

      As of May 14, 1999 there were outstanding 20,749,968 shares of Common Stock, $.10 par value per share, of the registrant.
------------------------------------------------------------------------------

                      VAALCO ENERGY, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS




PART I.   FINANCIAL INFORMATION


CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets (Unaudited)
   March 31, 1999 and December 31, 1998......................................3
Statements of Consolidated Operations (Unaudited)
   Three months ended March 31, 1999 and 1998................................4
Statements of Consolidated Cash Flows (Unaudited)
   Three months ended March 31, 1999 and 1998................................5
Notes to Consolidated Financial Statements...................................6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS.......................................9

PART II.  OTHER INFORMATION.................................................15

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


              (IN THOUSANDS OF DOLLARS, EXCEPT PAR VALUE AMOUNTS)


                                                         MARCH 31,  December 31,
                                                             1999       1998
                                                          --------    --------
ASSETS
CURRENT ASSETS:

  Cash and cash equivalents ............................  $  4,999    $  6,671

  Funds in escrow ......................................       103       5,248
  Receivables:

    Trade ..............................................       267         311

    Accounts with partners .............................       245        --

    Other ..............................................       336         335
  Materials and supplies, net of allowance for
obsolescence of $61 ....................................       346         326

  Prepaid expenses and other ...........................        37          25
                                                          --------    --------

    Total current assets ...............................     6,333      12,916
                                                          --------    --------

PROPERTY AND EQUIPMENT-SUCCESSFUL EFFORTS METHOD

  Wells, platforms and other production facilities .....        89          89

  Undeveloped acreage ..................................     1,386       1,385

  Work in progress .....................................     2,670       1,820

  Equipment and other ..................................       156          47
                                                          --------    --------

                                                             4,301       3,341

Accumulated depreciation, depletion and amortization ...       (11)        (10)
                                                          --------    --------

    Net property and equipment .........................     4,290       3,331
                                                          --------    --------

OTHER ASSETS:

    Funds in escrow ....................................    12,426      12,400

    Advances - related party ...........................      --            35

    Investment in unconsolidated entities ..............     4,957       4,949

    Deferred tax asset .................................       533         533

    Other long-term assets .............................       296        --
                                                          --------    --------

TOTAL ..................................................  $ 28,835    $ 34,164
                                                          ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable and accrued liabilities ............   $  1,918    $  2,041

  Accounts with partners ..............................       --         4,567
                                                          --------    --------

    Total current liabilities .........................      1,918       6,608
                                                          --------    --------


MINORITY INTEREST .....................................         13        --


FUTURE ABANDONMENT COSTS ..............................      3,217       3,217
                                                          --------    --------

  Total liabilities ...................................      5,148       9,825
                                                          --------    --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $25 par value, 500,000 shares
authorized;
    10,000 shares issued and outstanding in 1999 and
1998 ..................................................        250         250
  Common stock, $.10 par value, 100,000,000 authorized shares

   20,755,363 shares issued of which 5,395
   are in the treasury in 1999 and 1998 ...............      2,075       2,075

  Additional paid-in capital ..........................     41,215      41,215

  Accumulated deficit .................................    (19,841)    (19,189)

  Less treasury stock, at cost ........................        (12)        (12)
                                                          --------    --------

    Total stockholders' equity ........................     23,687      24,339
                                                          --------    --------


TOTAL .................................................   $ 28,835    $ 34,164
                                                          ========    ========

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


                                                          Three Months Ended
                                                               March 31,
                                                      -------------------------
                                                         1999             1998
                                                      --------         --------

REVENUES:

  Oil and gas sales ..........................        $    126         $   --

OPERATING COSTS AND EXPENSES:

  Production expenses ........................              59             --
  Depreciation, depletion and
amortization .................................               2             --
  General and administrative
expenses .....................................             490             --
                                                      --------         --------
    Total operating costs and
expenses .....................................             551             --
                                                      --------         --------


OPERATING LOSS ...............................            (425)            --

OTHER INCOME (EXPENSE):

  Interest income ............................             259             --
  Interest expense and financing
charges ......................................            --               (424)
  Equity loss in unconsolidated
entities .....................................            (511)            --

  Other, net .................................              25               (1)
                                                      --------         --------

    Total other income (expense) .............            (227)            (425)
                                                      --------         --------

LOSS ATTRIBUTABLE TO

  COMMON STOCKHOLDERS ........................        $   (652)        $   (425)
                                                      ========         ========


LOSS  PER COMMON SHARE:
  BASIC AND DILUTED ..........................        $  (0.03)        $  (0.03)
                                                      ========         ========


WEIGHTED AVERAGE COMMON SHARES:
  BASIC ......................................          20,755           15,567
                                                      ========         ========

  DILUTED ....................................          20,930           16,895
                                                      ========         ========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)


                            (IN THOUSANDS OF DOLLARS)
                                                            Three months Ended
                                                                 March 31,
                                                           --------------------
                                                             1999         1998
                                                           -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss ...........................................     $  (652)     $  (425)
  Adjustments to reconcile net loss to net cash provided by operating activities:

    Depreciation, depletion and amortization .........           2         --

    Equity loss in unconsolidated entities ...........         511         --
  Change in assets and liabilities that provided
(used) cash:

                                                             5,119         --
    Funds in escrow
    Trade receivables ................................          44         --

    Accounts with partners ...........................      (4,812)        --

    Other receivables ................................          (1)        --

    Materials and supplies ...........................         (20)        --

    Prepaid expenses and other .......................         (12)        --

    Accounts payable and accrued liabilities .........        (123)         425
                                                           -------      -------

      Net cash provided by operating activities ......          56         --
                                                           -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Additions to property and equipment ................        (960)        --

                                                              (519)        --
  Investment in unconsolidated entities
  Other ..............................................        (249)        --
                                                           -------      -------

      Net cash used in investing activities ..........      (1,728)        --
                                                           -------      -------


NET CHANGE IN CASH AND CASH EQUIVALENTS ..............      (1,672)        --


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .....       6,671           32
                                                           -------      -------


CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........     $ 4,999      $    32
                                                           =======      =======

              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)

1.    UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      The consolidated financial statements of VAALCO Energy, Inc. and Subsidiaries (collectively, "VAALCO" or the "Company"), included herein are unaudited, but include all adjustments consisting of normal recurring accruals which the Company deems necessary for a fair presentation of its financial position, results of operations and cash flows for the interim period. Such results are not necessarily indicative of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1998.

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

2. ACQUISITION OF 1818 Oil Corp.

      On April 21, 1998 VAALCO consummated the acquisition of 1818 Oil Corp. in exchange for 10,000 shares of Convertible Preferred Stock, Series A. The Preferred Stock is convertible into 27.5 million shares of VAALCO $0.10 par value per share Common Stock. As a result of the voting control 1818 Oil Corp.'s shareholder obtained in the transaction, the 1818 Oil Corp. acquisition has been accounted for as a reverse acquisition and 1818 Oil Corp. is the acquiring entity for accounting purposes. The assets of 1818 Oil Corp. at closing consisted of a 7.5% limited partnership interest in Hunt Overseas Exploration Company, L.P. ("Hunt") with book value of $2.8 million and $12.6 million in cash. The $12.6 million of cash which 1818 Oil Corp. had at the time of the acquisition has been pledged as cash collateral to secure a letter of credit payable to Hunt for cash calls associated with the partnership. If Hunt does not call such capital contributions as provided in the partnership agreement of Hunt, the cash collateral will be released to the Company.

      Hunt has entered into production sharing contracts and other arrangements which entitle it to explore for oil and gas, both onshore and offshore, on approximately 34 million acres in various countries, including Argentina, Peru, Ethiopia, Ghana, Niger and Canada. The general partner of Hunt is Hunt Overseas Operating Company, a subsidiary of Hunt Oil Company. Hunt explores for high risk, large reserve accumulations, generally targeting

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)

      deposits which pre-drilling seismic and other data indicate to have potential reserves in excess of 100 MMBOE.

      Under the partnership agreement with Hunt, the Company will have an obligation to contribute an estimated $5.1 million to fund its share of the exploration costs of Hunt, $0.7 million of which was funded subsequent to the acquisition. In addition, if Hunt discovers oil or gas deposits, the Company will be required to contribute an additional $7.5 million to fund appraisal costs. VAALCO has $12.4 million in cash in an escrow account to fund its obligations under the partnership agreement.

      1818 Oil Corp.'s equity as of December 31, 1998 has been retroactively changed for the equivalent number of shares of VAALCO's common stock received in the transaction. The difference between the par value of the common stock of 1818 Oil Corp. and VAALCO has been credited to additional paid-in capital. In addition, at the time of the merger, the 1818 Fund II, L.P., a fund managed by Brown Brown Harriman & Co. (the "1818 Fund") contributed the debt owed to it by 1818 Oil Corp. as additional paid-in capital to 1818 Oil Corp.

      The income statement presented for the prior year period is that of 1818 Oil Corp., not VAALCO the legal acquirer. The results of operations of VAALCO are included in the accompanying financial statements for the periods subsequent to the date of the acquisition. Accordingly, a comparison of 1999 and 1998 interim results is not meaningful. The legal name of the registrant continues to be VAALCO Energy, Inc.

      The following summarizes pro forma financial information assuming the acquisition of 1818 Oil Corp. had occurred on January 1, 1998.


                                                 (THOUSANDS OF DOLLARS)

                                          Three months Ended Three months Ended
                                              MARCH 31, 1999     MARCH 31, 1998
                                              --------------     --------------
       Total revenues........................  $        126      $         155
       Loss before income taxes..............          (652)              (186)
       Net loss  attributable  to  common
       stockholders..........................          (652)              (172)
       Basic net loss per share..............         (0.03)             (0.01)


3.     RECENT DEVELOPMENTS

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

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)

      In January 1999, the Company completed the drilling of the Etame 2V delineation well. The well found oil pay in the Gamba Sandstone, however, the reservoir was encountered at a lower depth than expected. The well was not tested. A seismic reprocessing effort has been commenced to better delineate the Gamba reservoir below the salt before additional wells will be drilled. At least one additional delineation well is planned for 1999 or early 2000.

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

      The Company participates in a joint venture with Paramount Petroleum, Inc. to conduct exploration activities primarily in the onshore Gulf Coast area, including Alabama, Mississippi and Louisiana. In July 1998, the Company elected to participate at a 15% working interest level in the first prospect developed by the joint venture, which did not encounter productive hydrocarbon intervals and has been abandoned. The Company has agreed to take a 10% interest in two additional prospects to be drilled during the second quarter of 1999.

4.     EARNINGS PER SHARE

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

CAPITAL RESOURCES AND LIQUIDITY

The Company's primary source of capital resources is derived predominantly from the sale of marketable securities, and the private placement of Common Stock, Preferred Stock and debt financing to fund its exploration operations.

The Company produces oil from the Matinloc and Nido fields in the South China Sea, located in the Philippines. During the year ended December 31, 1998, total production from the fields was

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

approximately 287,000 gross barrels of oil. Production in the first quarter of 1999 was 64,000 gross barrels of oil. Substantially all of the Company's crude oil and natural gas is sold at the well head at posted or index prices under short-term contracts, as is customary in the industry. The Company markets its share of crude oil under an agreement with Seaoil, a local Philippines refiner. While the loss of this buyer might have a material effect on the Company in the near term, management believes that the Company would be able to obtain other customers for its crude oil.

On April 21, 1998 VAALCO consummated the acquisition of 1818 Oil Corp. in exchange for 10,000 shares of Convertible Preferred Stock, Series A. The assets of 1818 Oil Corp. consisted at closing of a 7.5% limited partnership interest in Hunt with book value of $2.8 million and $12.6 million in cash. As a result of the voting control 1818 Oil Corp.'s shareholder obtained in the transaction, the 1818 Oil Corp. acquisition has been accounted for as a reverse acquisition and 1818 Oil Corp. is the acquiring entity for financial accounting purposes. The income statement presented for the prior year period are those of 1818 Oil Corp., not VAALCO, the legal acquirer. The results of operations of VAALCO are included in the accompanying financial statements for the periods subsequent to the date of the acquisition. Accordingly, a comparison of 1999 and 1998 results is not meaningful. The legal name of the registrant continues to be VAALCO Energy, Inc.

Hunt has entered into production sharing contracts and other arrangements which entitle it to explore for oil and gas, both onshore and offshore, on approximately 34 million acres in various countries, including Argentina, Canada, Ethiopia, Ghana, Niger and Peru. The partnership agreement of Hunt obligates the Company to contribute, when requested by Hunt, up to $5.1 million to fund Hunt's exploration program of which $0.7 million has been funded since the acquisition. In addition, if Hunt discovers oil, the Company may be required to contribute an additional $7.5 million to fund the appraisal of the discovery. The $12.6 million of cash which 1818 Oil Corp. had at the time of the acquisition has been pledged as cash collateral to secure a letter of credit payable to Hunt for cash calls associated with the partnership. If Hunt does not call such capital contributions as provided in the partnership agreement of Hunt, the cash collateral will be released to the Company.

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

YEAR 2000
---------

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

The Year 2000 issue is being addressed within the Company by its domestic and foreign business units, and progress is reported periodically to management. The Company has committed necessary resources to conduct risk assessment and to take corrective actions.

THIRD PARTY RELATIONSHIPS

The Company's business units have contacted significant external parties, including suppliers and customers concerning their Year 2000 readiness efforts. To the best of the Company's knowledge these suppliers, customers and other entities appear to have addressed their Year 2000 issues as they pertain to the Company's operations.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CONTINGENCY PLANNING

The Company has evaluated the need for a contingency plan for Year 2000 readiness, and determined such a plan is not necessary given the safety manuals and procedures already in effect for its production and other operations.


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

The Company relies on third party suppliers for raw materials, water, utilities, transportation and other key services. Interruption of supplier operations due to Year 2000 issues could affect the Company's operations. Although these and other unanticipated Year 2000 issues could have an adverse effect on the results of operations or financial condition of the Company, it is not possible to anticipate the extent of impact or the worst case scenario at this time

ALL STATEMENTS REGARDING YEAR 2000 MATTERS CONTAINED IN THIS FORM 10-QSB ARE "YEAR 2000 READINESS DISCLOSURES" WITHIN THE MEANING OF THE YEAR 2000 INFORMATION AND READINESS DISCLOSURE ACT.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The 1818 Oil Corp. acquisition has been accounted for as a reverse acquisition and 1818 Oil Corp. is the acquiring entity for accounting purposes. As such, the income statement presented for the prior year period are those of 1818 Oil Corp., not VAALCO, the legal acquirer. The results of operations of VAALCO are included in the accompanying financial statements for the periods subsequent to the date of the acquisition. Accordingly, a comparison of 1999 and 1998 interim results is not meaningful. The legal name of the registrant continues to be VAALCO Energy, Inc.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

REVENUES

Total revenues from oil and gas sales were $126 thousand for the three months ended March 31, 1999. Substantially all revenues were from the Philippines.

OPERATING COSTS AND EXPENSES

Total production expenses for the three months ended March 31, 1999 were $59 thousand. General and administrative expenses amounted to $490 thousand.

OTHER INCOME (EXPENSE)

Interest income of $259 thousand was received from amounts on deposit. Interest rates received were approximately 5.0% on invested funds. The equity loss in unconsolidated entities of $511 thousand consisted of partnership expenses of $336 thousand associated with the Hunt partnership, (consisting primarily of exploration expense for seismic in Ghana, dry hole expense for a well on the Rio Belgrano concession in Argentina and expenses for partnership general and administrative costs) and $175 thousand of exploration expenses associated with the Paramount joint venture.

NET LOSS

Net loss attributable to common stockholders for the three months ended March 31, 1999 was $652 thousand, compared to a net loss attributable to common stockholders of $425 thousand for the same period in 1998. The net loss in 1999 was primarily due to exploration costs associated with the Hunt Partnership and the Paramount Joint Venture. The 1998 loss was due to accrued interest expense on funds advanced to 1818 Oil Corp. by the 1818 Fund II.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED PRO FORMA INFORMATION

The following summarizes pro forma financial information assuming the acquisition of 1818 Oil Corp. had occurred on January 1, 1998.


                                                 (THOUSANDS OF DOLLARS)

                                          Three months Ended Three months Ended
                                              MARCH 31, 1999     MARCH 31, 1998
                                              --------------     --------------
       Total revenues........................  $        126      $         155
       Loss before income taxes..............          (652)              (186)
       Net loss  attributable  to  common
       stockholders..........................          (652)              (172)
       Basic net loss per share..............         (0.03)             (0.01)

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

      3.2(b)         Certificate of Amendment to Restated Certificate of
                     Incorporation

      3.3(b)         Bylaws

      3.4(b)         Amendment to Bylaws

      3.5(c)         Designation of Convertible Preferred Stock, Series A

      10.    Material Contracts

      10.1(d) Service Contract No. 6, dated September 1, 1973, among the
              Petroleum Board of the Republic of the Philippines and Mosbacher Philippines Corporation, ET AL, as amended.
      10.2(d) Operating Agreement dated January 1, 1975, among Mosbacher
              Philippines Corporation, Husky (Philippines) Oil, Inc. and Amoco Philippines Petroleum Company.
      10.3(d) Service Contract No. 14, dated December 17, 1975, among the
              Petroleum Board of the Republic of the Philippines and Philippines--Cities Service, Inc., ET AL, as amended.

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

      10.16(c) Registration Rights Agreement among the Company and The 1818 Fund
               II, L.P., dated April 21, 1998

      10.17(c) Registration Rights Agreement dated April 21, 1998 by and among the Company, Jefferies & Company, Inc. and the investors listed therein.

      10.18(i) Assignment Agreement between the Company, members of the Service
               Contract 14 Consortium and SOCDET dated December 29, 1998

      21.1(i)  Subsidiaries of the Registrant


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

(h) Filed as an exhibit to the Company's Form 10-KSB for the year ended December 31, 1997, and hereby incorporated by reference herein.

(i) Filed as an exhibit to the Company's Form 10-KSB for the year ended December 31, 1998, and hereby incorporated by reference herein.


   (b) Reports on Form 8-K.
      None

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


Dated May 14, 1999