Form 10QSB
period 1999-06-30
VAALCO ENERGY INC /DE/
filed 1999-08-12
CIK 894627

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ____________________

                                  FORM 10-QSB
(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______

                         COMMISSION FILE NUMBER 0-20928

                            _______________________

                              VAALCO Energy, Inc.
       (Exact name of small business issuer as specified in its charter)

           Delaware                                   76-0274813
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)

       4600 POST OAK PLACE
            SUITE 309
         HOUSTON, TEXAS                                  77027
(Address of principal executive offices)               (Zip Code)

                   Issuer's telephone number:  (713) 623-0801

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                                                      ----  ---
     As of August 12, 1999 there were outstanding 20,749,968 shares of Common Stock, $.10 par value per share, of the registrant.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION

CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets (Unaudited)
   June 30, 1999 and December 31, 1998........................    3
Statements of Consolidated Operations (Unaudited)
   Three months and six months ended June 30, 1999 and 1998... 4 Statements of Consolidated Cash Flows (Unaudited)
   Six months ended June 30, 1999 and 1998....................    5
Notes to Consolidated Financial Statements....................    6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS........................    9

PART II.  OTHER INFORMATION...................................   16

                     VAALCO ENERGY, INC.  AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
              (in thousands of dollars, except par value amounts)

                                                                               June 30,      December 31,
                                                                                 1999           1998
                                                                               --------      -----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                   $  3,811        $  6,671
  Funds in escrow                                                                  103           5,248
  Receivables:
    Trade                                                                          226             311
    Accounts with partners                                                         802              --
    Other                                                                          320             335
  Materials and supplies, net of allowance for obsolescence of $61                 345             326
  Prepaid expenses and other                                                        75              25
                                                                              --------       ---------
    Total current assets                                                         5,682          12,916
                                                                              --------       ---------
PROPERTY AND EQUIPMENT-SUCCESSFUL EFFORTS METHOD
  Wells, platforms and other production facilities                                 420              89
  Undeveloped acreage                                                            1,385           1,385
  Work in progress                                                               2,387           1,820
  Equipment and other                                                               --              47
                                                                              --------       ---------
                                                                                 4,192           3,341
Accumulated depreciation, depletion and amortization                               (15)            (10)
                                                                              --------       ---------
    Net property and equipment                                                   4,177           3,331
                                                                              --------       ---------
OTHER ASSETS:
    Funds in escrow                                                             12,093          12,400
    Advances - related party                                                        --              35
    Investment in unconsolidated entities                                        5,189           4,949
    Deferred tax asset                                                             533             533
    Other long-term assets                                                         272              --
                                                                              --------       ---------
TOTAL                                                                         $ 27,946        $ 34,164
                                                                              ========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                                    $  1,895        $  2,041
  Accounts with partners                                                            --           4,567
                                                                              --------       ---------
    Total current liabilities                                                    1,895           6,608
                                                                              --------       ---------
MINORITY INTEREST                                                                   13              --

FUTURE ABANDONMENT COSTS                                                         3,217           3,217
                                                                              --------       ---------
  Total liabilities                                                              5,125           9,825
                                                                              --------       ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $25 par value, 500,000 shares authorized;
    10,000 shares issued and outstanding in 1999 and 1998                          250             250
  Common stock, $.10 par value, 100,000,000 authorized shares
   20,755,363 shares issued of which 5,395
   are in the treasury in 1999 and 1998                                          2,075           2,075
  Additional paid-in capital                                                    41,215          41,215
  Accumulated deficit                                                          (20,707)        (19,189)
  Less treasury stock, at cost                                                     (12)            (12)
                                                                              --------       ---------
    Total stockholders' equity                                                  22,821          24,339
                                                                              --------       ---------
TOTAL                                                                         $ 27,946        $ 34,164
                                                                              ========       =========

                See notes to consolidated financial statements.

                     VAALCO ENERGY, INC.  AND SUBSIDIARIES
                    STATEMENTS OF CONSOLIDATED  OPERATIONS
                                  (Unaudited)
              (in thousands of dollars, except per share amounts)

                                                Three Months Ended               Six Months Ended
                                                     June 30,                        June 30,
                                               ----------------------        ------------------------
                                                1999           1998            1999           1998
                                               -------       --------        --------       ---------
REVENUES:
  Oil and gas sales                            $  146         $  211         $   272         $   211

OPERATING COSTS AND EXPENSES:
  Production expenses                             164            138             222             138
  Depreciation, depletion and amortization          3              2               5               2
  Exploration costs                               281             --             281              --
  General and administrative expenses             511            507           1,002             507
                                               ------         ------         -------         -------
    Total operating costs and expenses            959            647           1,510             647
                                               ------         ------         -------         -------
OPERATING LOSS                                   (813)          (436)         (1,238)           (436)

OTHER INCOME (EXPENSE):
  Interest income                                 198            302             457             302
  Interest expense and financing charges           --             --              --            (424)
  Equity loss in unconsolidated entities         (251)          (628)           (762)           (628)
  Other, net                                       --            (47)             25             (48)
                                               ------         ------         -------         -------
    Total other income (expense)                  (53)          (373)           (280)           (798)
                                               ------         ------         -------         -------
NET LOSS BEFORE INCOME TAXES                     (866)          (809)         (1,518)         (1,234)
INCOME TAX EXPENSE                                 --             32              --              32
                                               ------         ------         -------         -------
NET LOSS ATTRIBUTABLE TO
  COMMON SHAREHOLDERS                          $ (866)        $ (841)        $(1,518)        $(1,266)
                                               ======         ======         =======         =======
LOSS  PER COMMON SHARE:
  BASIC AND DILUTED                            $(0.04)        $(0.04)        $ (0.07)        $ (0.07)
                                               ======         ======         =======         =======
WEIGHTED AVERAGE COMMON SHARES:
  BASIC                                        20,755         19,554          20,755          17,571
                                               ======         ======         =======         =======
  DILUTED                                      20,820         42,704          20,882          30,155
                                               ======         ======         =======         =======

                See notes to consolidated financial statements.

                     VAALCO ENERGY, INC.  AND SUBSIDIARIES
                    STATEMENTS OF  CONSOLIDATED CASH FLOWS
                                  (Unaudited)
                           (in thousands of dollars)

                                                                         Six Months Ended June 30,
                                                                       -----------------------------
                                                                         1999                 1998
                                                                       --------             --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                              $(1,518)            $ (1,266)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation, depletion and amortization                                  5                    2
    Equity loss in unconsolidated entities                                  762                  628
    Exploration expense                                                     281                   --
    Accrued interest payable                                                 --                  424
  Change in assets and liabilities that provided (used) cash:
    Funds in escrow                                                       5,452              (13,413)
    Trade receivables                                                        85                  (40)
    Accounts with partners                                               (5,369)              (2,933)
    Other receivables                                                        15                   32
    Materials and supplies                                                  (19)                   1
    Prepaid expenses and other                                              (50)                 (19)
    Accounts payable and accrued liabilities                               (146)               1,954
                                                                       --------             --------
      Net cash provided by operating activities                            (502)             (14,630)
                                                                       --------             --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired in merger with 1818 Oil Corp.                                --               15,812
  Exploration expense                                                      (281)                  --
  Additions to property and equipment                                      (851)                (549)
  Investment in unconsolidated entities                                  (1,002)              (1,578)
  Other                                                                    (224)                 134
      Net cash (used in) provided by investing activities                (2,358)              13,819
                                                                       --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                     --                8,995
                                                                       --------             --------
    Net cash provided by financing activities                                --                8,995
                                                                       --------             --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                  (2,860)               8,184
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          6,671                   32
                                                                       --------             --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $ 3,811             $  8,216
                                                                       ========             ========

                See notes to consolidated financial statements.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                  (Unaudited)

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

2.   ACQUISITION OF 1818 Oil Corp.

     On April 21, 1998 VAALCO consummated the acquisition of 1818 Oil Corp. in exchange for 10,000 shares of Convertible Preferred Stock, Series A. The Preferred Stock is convertible into 27.5 million shares of VAALCO, $0.10 par value per share, Common Stock. As a result of the voting control 1818 Oil Corp.'s shareholder obtained in the transaction, the 1818 Oil Corp. acquisition has been accounted for as a reverse acquisition and 1818 Oil Corp. is the acquiring entity for accounting purposes. The assets of 1818 Oil Corp. at closing consisted of a 7.5% limited partnership interest in Hunt Overseas Exploration Company, L.P. ("Hunt") with book value of $2.8 million and $12.6 million in cash. The $12.6 million of cash, which 1818 Oil Corp. had at the time of the acquisition, has been pledged as cash collateral to secure a letter of credit payable to Hunt for cash calls associated with the partnership. If Hunt does not call such capital contributions as provided in the partnership agreement of Hunt, the cash collateral will be released to the Company.

     Hunt has entered into production sharing contracts and other arrangements that entitle it to explore for oil and gas, both onshore and offshore, on approximately 34 million acres in various countries, including Argentina, Peru, Ethiopia, Ghana, Niger and Canada. The general partner of Hunt is Hunt Overseas Operating Company, a subsidiary of Hunt Oil Company. Hunt explores for high risk, large reserve accumulations, generally targeting

                     VAALCO ENERGY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                    FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                  (Unaudited)


     deposits that pre-drilling seismic and other data indicate to have potential reserves in excess of 100 MMBOE.

     Under the partnership agreement with Hunt, the Company is obligated to contribute an estimated $5.1 million to fund its share of the exploration costs of Hunt, of which $1.1 million has been funded subsequent to the acquisition. In addition, if Hunt discovers oil or gas deposits, the Company will be required to contribute an additional $7.5 million to fund appraisal costs. VAALCO has $12.1 million in cash in an escrow account to fund its obligations under the partnership agreement.

     1818 Oil Corp.'s equity as of December 31, 1998 has been retroactively changed for the equivalent number of shares of VAALCO's Common Stock received in the transaction. The difference between the par value of the common stock of 1818 Oil Corp. and VAALCO has been credited to additional paid-in capital. In addition, at the time of the merger, the 1818 Fund II, L.P., a fund managed by Brown Brothers Harriman & Co. (the "1818 Fund") contributed the debt owed to it by 1818 Oil Corp. as additional paid-in capital to 1818 Oil Corp.

     The income statement presented for the prior year periods is that of 1818 Oil Corp., not VAALCO the legal acquirer. The results of operations of VAALCO are included in the accompanying financial statements for the periods subsequent to the date of the acquisition. Accordingly, a comparison of 1999 and 1998 interim results is not meaningful. The legal name of the registrant continues to be VAALCO Energy, Inc.

     The following summarizes pro forma financial information assuming the acquisition of 1818 Oil Corp. had occurred on January 1, 1998.

                                                  Six Months Ended
                                                   June 30, 1998
                                                  ----------------
                                               (Thousands of Dollars)
     Total revenues                                    $   366
     Loss before income taxes                             (978)
     Net loss attributable to common
       stockholders                                     (1,004)
     Basic net loss per share                            (0.06)

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

                     VAALCO ENERGY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                    FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                  (Unaudited)


     In January 1999, the Company completed the drilling of the Etame 2V delineation well. The well found oil pay in the Gamba Sandstone, however, the reservoir was encountered at a lower depth than expected. The well was not tested. A seismic reprocessing effort has commenced to better delineate the Gamba reservoir below the salt before additional wells will be drilled. At least one additional delineation well is planned for the year 2000. The Company is currently performing seismic reprocessing activities on a proprietary 3-D survey, which was acquired over a portion of the block in 1998, to determine the future drilling location.

     During February 1999, Hunt Oil Company drilled a 4,500 foot test on its Rio Belgrano block in Argentina. The well did not encounter any commercial hydrocarbons and was abandoned. The Company had a 7.5% interest in the well.

     In December 1998, an Australian Company completed the acquisition of 3-D seismic over the Company's interests in Service Contract 14 in the Philippines. The Company and the other members of the Service Contract 14 Consortium assigned 35% of their working interest in the Service Contract to the Australian Company pursuant to the farm-out agreement.

     The Company participates in a joint venture with Paramount Petroleum, Inc. to conduct exploration activities primarily in the onshore Gulf Coast area, including Alabama, Mississippi and Louisiana. In July 1998, the Company elected to participate at a 15% working interest level in the first prospect developed by the joint venture, which did not encounter productive hydrocarbon intervals and has been abandoned. The Company has agreed to take a 10% interest in two additional prospects to be drilled during the second and third quarters of 1999. The first of the two prospects was drilled to total depth in July and did not encounter commercial hydrocarbons.

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

The Company produces oil from the Matinloc and Nido fields in the South China Sea, located in the Philippines. During the year ended December 31, 1998, total production from the fields was

                     VAALCO ENERGY, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

approximately 287,000 gross barrels of oil. Production in the first half of 1999 was 134,000 gross barrels of oil. Substantially all of the Company's crude oil and natural gas is sold at the well head at posted or index prices under short-term contracts, as is customary in the industry. The Company markets its share of crude oil under an agreement with Seaoil, a local Philippines refiner. While the loss of this buyer might have a material effect on the Company in the near term, management believes that the Company would be able to obtain other customers for its crude oil.

On April 21, 1998 VAALCO consummated the acquisition of 1818 Oil Corp. in exchange for 10,000 shares of Convertible Preferred Stock, Series A. The assets of 1818 Oil Corp. consisted at closing of a 7.5% limited partnership interest in Hunt with book value of $2.8 million and $12.6 million in cash. As a result of the voting control 1818 Oil Corp.'s shareholder obtained in the transaction, the 1818 Oil Corp. acquisition has been accounted for as a reverse acquisition and 1818 Oil Corp. is the acquiring entity for financial accounting purposes. The income statement presented for the prior year periods are those of 1818 Oil Corp., not VAALCO, the legal acquirer. The results of operations of VAALCO are included in the accompanying financial statements for the periods subsequent to the date of the acquisition. Accordingly, a comparison of 1999 and 1998 results is not meaningful. The legal name of the registrant continues to be VAALCO Energy, Inc.

Hunt has entered into production sharing contracts and other arrangements that entitle it to explore for oil and gas, both onshore and offshore, on approximately 34 million acres in various countries, including Argentina, Canada, Ethiopia, Ghana, Niger and Peru. The partnership agreement of Hunt obligates the Company to contribute, when requested by Hunt, up to $5.1 million to fund Hunt's exploration program of which $1.1 million has been funded since the acquisition. In addition, if Hunt discovers oil, the Company may be required to contribute an additional $7.5 million to fund the appraisal of the discovery. The $12.6 million of cash, which 1818 Oil Corp. had at the time of the acquisition, has been pledged as cash collateral to secure a letter of credit payable to Hunt for cash calls associated with the partnership. If Hunt does not call such capital contributions as provided in the partnership agreement of Hunt, the cash collateral will be released to the Company.

During 1998, the Company issued 5.2 million shares of Common Stock in a private placement for proceeds of $9.0 million net of $0.8 million in fees and expenses. These amounts are being used to fund the Company's capital expenditure program, including investments in the Paramount joint venture, possible future acquisitions and for general corporate purposes.

The Company has committed to invest $3.0 million in the Paramount joint venture, all of which has already been funded as of the date of this filing. There can be no assurance that the Company will realize a return on this investment or that the Company's investment in the Paramount joint venture will be successful.

The Company continues to seek financing to fund the development of existing properties and to acquire additional assets. The Company will rely on the issuance of equity and debt securities, assets sales and cash flow from operations to provide the required capital for funding future operations. While there can be no assurance the Company will be successful in raising new

                     VAALCO ENERGY, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

financing, management believes the prospects the Company has in hand will enable it to attract sufficient capital to fund required oil and gas activities.

During 1999, the Company anticipates that it will make capital expenditures on oil and gas properties of approximately $4.0 million, including Hunt partnership expenditures, and a contribution of $0.3 million to the Paramount joint venture. Approximately $1.9 million of this amount has been spent as of June 30, 1999. The Company postponed drilling plans for exploration activities in Brazos County, Texas due to low oil prices. Certain of the leases expire in 1999, and despite the recent upturn in oil prices, the Company may not be successful in finding drilling partners to drill on the leases. In that event, the leases will be written off as they expire. The anticipated capital expenditures exclude potential acquisitions. The Company believes the total net proceeds of $21.6 million received from the 1998 private placement and cash acquired in 1818 Oil Corp. are sufficient to fund the Company's capital budget through 1999.

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

State of Readiness

The Company began addressing the Year 2000 issue in 1997, with an initial assessment of Year 2000 readiness efforts for its foreign and domestic business units. Based on the initial assessment, the following items were acknowledged as areas for attention to ensure Year 2000 compliance:

        1.  Assessment of all systems for Year 2000 compliance.
        2. Development of a project schedule for remediation or replacement of non-compliant systems.
        3.  Development of a project schedule for testing the compliant systems.
        4. Development of a list of significant vendors/suppliers for surveying their Year 2000 readiness efforts.

The Year 2000 issue is being addressed within the Company by its domestic and foreign business units, and progress has been reported periodically to management. To the best of its knowledge, the Company has effectively completed all Year 2000 compliance tasks.

Third Party Relationships

The Company relies on third party suppliers for raw materials, water, utilities, transportation and other key services. Interruption of supplier operations due to Year 2000 issues could affect the Company's operations. The Company's business units have contacted significant external parties, including suppliers and customers concerning their Year 2000 readiness efforts. To the

                     VAALCO ENERGY, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

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

Independent Verification and Validation

For the Philippine operations, an outside programmer was hired to review the systems and make the appropriate changes for Year 2000 compliance in their
accounting systems.    This work has been completed at a total cost of
approximately $20 thousand net to the Company. For VAALCO's domestic and Gabon operations, upgrades of the current systems were completed by an independent source in the third quarter of 1998 at no expense to the Company.

Although Year 2000 issues could have an adverse effect on the results of operations or financial condition of the Company, it is not possible to anticipate the extent of impact or the worst-case scenario at this time

                     VAALCO ENERGY, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

Revenues

Total revenues from oil and gas sales were $146 thousand for the three months ended June 30, 1999 compared to $211 thousand for the comparable period in 1998. Lower oil prices in the 1999 period comprised the major diffence in revenues.

Operating Costs and Expenses

Total production expenses for the three months ended June 30, 1999 were $164 thousand compared to $138 thousand in 1998. General and administrative expenses were $511 and $507 in the 1999 and 1998 quarters, respectively.

Other Income (Expense)

Interest income of $198 thousand was received from amounts on deposit in 1999 compared to $302 thousand in the 1998 quarter ended June 30. Lower interest rates and smaller balances on deposit in 1999 compared to 1998 caused the difference. The equity loss in unconsolidated entities in the quarter ended June 30, 1999 of $251 thousand consisted of partnership expenses of $218 thousand associated with the Hunt partnership, (consisting primarily of exploration expense for seismic in Ghana, and expenses for partnership general and administrative costs) and $33 thousand of exploration expenses associated with the Paramount joint venture. 1998 period losses consisted of $628 thousand associated with the Hunt partnership, and included dry hole costs associated with a well drilled offshore Ghana.

Net Loss

Net loss attributable to common stockholders for the three months ended June 30, 1999 was $866 thousand, compared to a net loss attributable to common stockholders of $841 thousand for the same period in 1998. The net loss in 1999 was primarily due to exploration costs associated with the Hunt partnership, general and administrative expenses and dry hole costs associated with the Company's participation in wells in the United States. The 1998 loss was due primarily to exploration costs associated with the Hunt partnership.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)


SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

Revenues

Total revenues from oil and gas sales were $272 thousand for the six months ended June 30, 1999 compared to $211 thousand for the comparable period in 1998. The Company experienced lower oil prices in the 1999 period, but revenues in 1999 are for the full six months, compared to 1998 where they are for the period effective from the date of the merger with 1818 Oil Corp.

Operating Costs and Expenses

Total production expenses for the six months ended June 30, 1999 were $222 thousand compared to $138 thousand in 1998. General and administrative expenses were $1,002 and $507 in the 1999 and 1998 six month periods respectively. 1999 expenses are for the full six months, compared to 1998 where they are for the period effective from the date of the merger with 1818 Oil Corp.

Other Income (Expense)

Interest income of $457 thousand was received from amounts on deposit in 1999 compared to $302 thousand in the 1998 quarter ended June 30. The equity loss in unconsolidated entities in the six months ended June 30, 1999 of $762 thousand consisted of partnership expenses of $554 thousand associated with the Hunt partnership, (consisting primarily of exploration expense for seismic in Ghana, dry hole costs for the well in Argentina, and expenses for partnership general and administrative costs) and $208 thousand of exploration expenses associated with the Paramount joint venture. 1998 period losses consisted of $628 thousand associated with the Hunt partnership, and included dry hole costs associated with a well drilled offshore Ghana. The 1998 costs also included interest expense and financing charges of $424 thousand.

Net Loss

Net loss attributable to common stockholders for the six months ended June 30, 1999 was $1,518 thousand, compared to a net loss attributable to common stockholders of $1,266 thousand for the same period in 1998. The net loss in 1999 was primarily due to exploration costs associated with the Hunt partnership and the Paramount joint venture, general and administrative expenses and dry hole costs associated with the Company's participation in wells in the United States. The 1998 loss was due primarily to exploration and interest costs associated with the Hunt partnership.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)


UNAUDITED PRO FORMA INFORMATION

The following summarizes pro forma financial information assuming the acquisition of 1818 Oil Corp. had occurred on January 1, 1998.

                                                           Six Months Ended
                                                            June 30, 1998
                                                     ----------------------------
                                                       (Thousands of Dollars)
Total revenues                                                           $   366
Loss before income taxes                                                    (978)
Net loss attributable to common stockholders                              (1,004)
Basic net loss per share                                                   (0.06)

                          PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is not presently a party to any material legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders held on May 19, 1999 the Common and Preferred Stockholders elected two Class I Directors and the Preferred Stockholders, voting as a class, elected one additional Class I Director to serve on the Company's Board of Directors. The stockholders also approved the appointment of Deloitte & Touche as auditors of the Company.

         Directors Elected by
         Common and Preferred
             Stockholders                     Votes Cast For           Votes Cast Against              Abstentions
---------------------------------------   -----------------------   -------------------------   -------------------------
Arne R. Nielsen                                        42,136,650                           0                       2,000
W. Russell Scheirman                                   42,136,650                           0                       2,000

Directors Elected by
Preferred Stockholders                        Votes Cast For           Votes Cast Against              Abstentions
---------------------------------------   -----------------------   -------------------------   -------------------------
Lawrence L. Tucker                                         10,000                           0                           0

Regarding the proposal to approve the appointment of Deloitte & Touche as the Company's auditors, 42,138,650 votes were cast for the proposal, 0 votes were cast against the proposal and 0 votes abstained from voting.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

     2. Plan of acquisition, reorganization , arrangement, liquidation or succession

     2.1(a) Stock Acquisition Agreement and Plan of Reorganization dated February 17, 1998 by and among the Company and the 1818 Fund II, L.P.

     2.2(c) First Amendment to Stock Acquisition Agreement and Plan of Reorganization, dated April 21, 1998

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

VAALCO ENERGY, INC.
(Registrant)

By   /s/ W. RUSSELL SCHEIRMAN
  --------------------------------------
   W. Russell Scheirman, President,
  Chief Financial Officer and Director
  (on behalf of the Registrant and as the
  principal financial officer)


Dated August 12, 1999