Form 10-Q
period 1999-09-30
VAALCO ENERGY INC /DE/
filed 1999-11-12
CIK 894627

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ____________________

                                  FORM 10-QSB

(Mark One)
   [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

   [_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [_].

     As of November 12, 1999 there were outstanding 20,749,968 shares of Common Stock, $.10 par value per share, of the registrant.


================================================================================

                      VAALCO ENERGY, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION

CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets (Unaudited)
   September 30, 1999 and December 31, 1998.........................    3
Statements of Consolidated Operations (Unaudited)
   Three months and nine months ended September 30, 1999 and 1998... 4 Statements of Consolidated Cash Flows (Unaudited)
   Nine months ended September 30, 1999 and 1998....................    5
Notes to Consolidated Financial Statements..........................    6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS..............................   10

PART II.  OTHER INFORMATION.........................................   17

                     VAALCO ENERGY, INC.  AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
              (in thousands of dollars, except par value amounts)


                                                                   September 30,     December 31,
                                                                       1999             1998
                                                                   ------------      ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                           $  3,871       $  6,671
  Funds in escrow                                                          103          5,248
  Receivables:
    Trade                                                                  186            311
    Other                                                                  295            335
  Materials and supplies, net of allowance for
    obsolescence of $61                                                    343            326
  Prepaid expenses and other                                                59             25
                                                                      --------       --------
    Total current assets                                                 4,857         12,916
                                                                      --------       --------
PROPERTY AND EQUIPMENT-SUCCESSFUL EFFORTS METHOD
  Wells, platforms and other production facilities                         630             89
  Undeveloped acreage                                                    1,080          1,385
  Work in progress                                                       2,431          1,820
  Equipment and other                                                       --             47
                                                                      --------       --------
                                                                         4,141          3,341
Accumulated depreciation, depletion and amortization                       (18)           (10)
                                                                      --------       --------
    Net property and equipment                                           4,123          3,331
                                                                      --------       --------
OTHER ASSETS:
    Funds in escrow                                                     11,739         12,400
    Advances - related party                                                --             35
    Investment in unconsolidated entities                                5,052          4,949
    Deferred tax asset                                                     533            533
    Other long-term assets                                                 268             --
                                                                      --------       --------
TOTAL                                                                 $ 26,572       $ 34,164
                                                                      ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                            $    641       $  2,041
  Accounts with partners                                                   547          4,567
                                                                      --------       --------
    Total current liabilities                                            1,188          6,608
                                                                      --------       --------
MINORITY INTEREST                                                           12             --
FUTURE ABANDONMENT COSTS                                                 3,147          3,217
                                                                      --------       --------
  Total liabilities                                                      4,347          9,825
                                                                      --------       --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $25 par value, 500,000 shares authorized;
    10,000 shares issued and outstanding in 1999 and 1998                  250            250
  Common stock, $.10 par value, 100,000,000 authorized shares
   20,755,363 shares issued of which 5,395
   are in the treasury in 1999 and 1998                                  2,075          2,075
  Additional paid-in capital                                            41,215         41,215
  Accumulated deficit                                                  (21,303)       (19,189)
  Less treasury stock, at cost                                             (12)           (12)
                                                                      --------       --------
    Total stockholders' equity                                          22,225         24,339
                                                                      --------       --------
TOTAL                                                                 $ 26,572       $ 34,164
                                                                      ========       ========

                See notes to consolidated financial statements.

                     VAALCO ENERGY, INC.  AND SUBSIDIARIES
                    STATEMENTS OF CONSOLIDATED  OPERATIONS
                                  (Unaudited)
              (in thousands of dollars, except per share amounts)


                                           Three Months Ended September 30,             Nine Months Ended September 30,
                                          ----------------------------------         ------------------------------------
                                                1999              1998                      1999               1998
                                          ---------------  -----------------         -----------------  ------------------
REVENUES:
  Oil and gas sales                              $   165        $   196                   $   437            $   407
  Gain on sales of assets                             70             --                        70                 --
                                                 -------        -------                   -------            -------
                                                     235            196                       507                407
                                                 -------        -------                   -------            -------

OPERATING COSTS AND EXPENSES:
  Production expenses                                168            192                       390                330
  Depreciation, depletion and amortization             3              5                         8                  7
  Exploration costs                                  402             --                       683                 --
  General and administrative expenses                275            396                     1,277                903
                                                 -------        -------                   -------            -------
    Total operating costs and expenses               848            593                     2,358              1,240
                                                 -------        -------                   -------            -------

OPERATING LOSS                                      (613)          (397)                   (1,851)              (833)

OTHER INCOME (EXPENSE):
  Interest income                                    165            325                       622                627
  Interest expense and financing charges              --             --                        --               (424)
  Equity loss in unconsolidated entities            (142)           (68)                     (904)              (696)
  Other, net                                          (6)             4                        19                (44)
                                                 -------        -------                   -------            -------
    Total other income (expense)                      17            261                      (263)              (537)
                                                 -------        -------                   -------            -------

NET LOSS BEFORE INCOME TAXES                        (596)          (136)                   (2,114)            (1,370)

INCOME TAX EXPENSE                                    --             14                        --                 46
                                                 -------        -------                   -------            -------
NET LOSS                                         $  (596)       $  (150)                  $(2,114)           $(1,416)
                                                 =======        =======                   =======            =======
LOSS  PER COMMON SHARE:
  BASIC AND DILUTED                              $ (0.03)       $ (0.01)                  $ (0.10)           $ (0.08)
                                                 =======        =======                   =======            =======
WEIGHTED AVERAGE COMMON SHARES:
  BASIC                                           20,755         20,750                    20,755             18,635
                                                 =======        =======                   =======            =======
  DILUTED                                         48,350         50,081                    48,365             36,846
                                                 =======        =======                   =======            =======

                See notes to consolidated financial statements.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES
                    STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (Unaudited)
                           (in thousands of dollars)

                                                                    Nine Months Ended September 30,
                                                                  ----------------------------------
                                                                        1999               1998
                                                                  ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                            $(2,114)          $ (1,416)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation, depletion and amortization                                8                  7
    Equity loss in unconsolidated entities                                904                696
    Exploration expense                                                   683                 --
    Accrued interest payable                                               --                424
  Change in assets and liabilities that provided (used) cash:
    Funds in escrow                                                     5,806            (12,029)
    Trade receivables                                                     125               (301)
    Accounts with partners                                             (4,020)            (1,508)
    Other receivables                                                      40                 65
    Materials and supplies                                                (17)                (8)
    Prepaid expenses and other                                            (34)                23
    Accounts payable and accrued liabilities                           (1,470)              (418)
                                                                      -------          ---------
      Net cash provided by operating activities                           (89)           (14,465)
                                                                      -------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired in merger with 1818 Oil Corp.                              --             15,812
  Exploration expense                                                    (683)                --
  Additions to property and equipment                                    (800)            (2,014)
  Investment in unconsolidated entities                                (1,007)            (2,255)
  Other                                                                  (221)               103
                                                                      -------          ---------
      Net cash (used in) provided by investing activities              (2,711)            11,646
                                                                      -------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                   --              8,995
                                                                      -------          ---------
    Net cash provided by financing activities                              --              8,995
                                                                      -------          ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                (2,800)             6,176

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        6,671                 32
                                                                      -------          ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $ 3,871           $  6,208
                                                                      =======          =========
NON-CASH ITEMS:
  Contribution of debt to additional paid in capital                       --             15,591
                                                                      =======          =========

                See notes to consolidated financial statements.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                  (Unaudited)


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

     VAALCO's Philippine subsidiaries include Alcorn (Philippines) Inc. and Alcorn (Production) Philippines Inc. and Altisima Energy, Inc. VAALCO's Gabon subsidiaries are VAALCO Gabon (Equata), Inc., VAALCO Gabon (Etame), Inc., VAALCO Production (Gabon), Inc. and VAALCO Energy (Gabon), Inc. VAALCO (USA), Inc. holds interests in certain properties in the United States.

2.   ACQUISITION OF 1818 Oil Corp.

     On April 21, 1998 VAALCO consummated the acquisition of 1818 Oil Corp. in exchange for 10,000 shares of Convertible Preferred Stock, Series A. The Preferred Stock is convertible into 27.5 million shares of VAALCO, $0.10 par value per share, Common Stock. As a result of the voting control 1818 Oil Corp.'s shareholder obtained in the transaction, the 1818 Oil Corp. acquisition has been accounted for as a reverse acquisition and 1818 Oil Corp. is the acquiring entity for accounting purposes. The assets of 1818 Oil Corp. at closing consisted of a 7.5% limited partnership interest in Hunt Overseas Exploration Company, L.P. ("Hunt") with book value of $2.8 million and $12.6 million in cash. The $12.6 million of cash, which 1818 Oil Corp. had at the time of the acquisition, was pledged as cash collateral to secure a letter of credit payable to Hunt for cash calls associated with the partnership. As of September 30, 1999 $11.7 million remained in the escrow account. If Hunt does not call all of the escrowed funds as provided in the partnership agreement of Hunt, the cash collateral will be released to the Company.

     Hunt has entered into production sharing contracts and other arrangements that entitle it to explore for oil and gas, both onshore and offshore, on approximately 34 million acres in various countries, including Argentina, Peru, Ethiopia, Ghana, Niger and Canada. The general partner of Hunt is Hunt Overseas Operating Company, a subsidiary of Hunt Oil

                     VAALCO ENERGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                  (Unaudited)


     Company. Hunt explores for high risk, large reserve accumulations, generally targeting deposits that pre-drilling seismic and other data indicate to have potential reserves in excess of 100 MMBOE.

     Under the partnership agreement with Hunt, the Company is obligated to contribute an estimated $5.1 million to fund its share of the exploration costs of Hunt, of which $1.1 million had been funded as of September 30, 1999. Subsequently in October 1999 the Company funded an additional $2.0 million to be used for drilling in Niger and Ghana. In addition, if Hunt discovers oil or gas deposits, the Company will be required to contribute an additional $7.5 million to fund appraisal costs. As of September 30, 1999 VAALCO had $11.7 million in cash in an escrow account to fund its obligations under the partnership agreement.

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

                                             (Thousands of Dollars)

                                                           Nine Months Ended
                                                          September 30, 1998
                                                          ------------------
     Total revenues                                                  $   562
     Loss before income taxes                                         (1,130)
     Net loss                                                         (1,162)
     Basic net loss per share                                          (0.06)


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

                     VAALCO ENERGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                  (Unaudited)


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

     Hunt is currently mobilizing a semi-submersible drilling rig to Ghana to drill an exploration well offshore Ghana. The well is expected to spud in November and is targeting a large turbidite structure at a location in 3,000 feet of water depth. Results of the well should be available in the first quarter of 2000.

     In addition, Hunt is also mobilizing a land rig to Niger from Algeria, to drill two exploration wells on prospects on the partnership's concession in Niger. The wells will test two structures, which were defined through a seismic campaign undertaken in 1996. Several additional structures were also delineated by the seismic campaign, and a decision to drill these structures will be based upon the results of the two exploration wells.
     The first well should spud in late November or early December 1999.

     VAALCO's share of the costs of the well offshore Ghana and the two wells in Niger will be approximately $4.0 million, and will be funded out of the escrow account. In October 1999, a payment was made to the partnership of approximately $2.0 million to fund a portion of the cost of the wells.

     In December 1998, an Australian Company completed the acquisition of 3-D seismic over the Company's interests in Service Contract 14 in the Philippines. The Company and the other members of the Service Contract 14 Consortium assigned 35% of their working interest in the Service Contract to the Australian Company pursuant to the farm-out agreement.

     The Company participates in a joint venture with Paramount Petroleum, Inc. to conduct exploration activities primarily in the onshore Gulf Coast area, including Alabama, Mississippi and Louisiana. In July 1998, the Company elected to participate at a 15% working interest level in the first prospect developed by the joint venture, which did not

                     VAALCO ENERGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                  (Unaudited)


     encounter productive hydrocarbon intervals and has been abandoned. The Company agreed to take a 9% interest in two additional prospects to be drilled during the second and third quarters of 1999. Neither of the two prospects encountered commercial hydrocarbons and both were abandoned.


4.   EARNINGS PER SHARE

     The weighted average common shares outstanding represent those of historical VAALCO for the applicable periods.

     The Company accounts for earnings per share in accordance with the Statement of Financial Accounting Standard No. 128 - "Earnings per Share." ("SFAS No. 128") which establishes the requirements for presenting earnings per share ("EPS"). SFAS No. 128 requires the presentation of "basic" and "diluted" EPS on the face of the income statement. Basic earnings per common share amounts are calculated using the average number of common shares outstanding during each period. Diluted earnings per share assumes the conversion of preferred stock to common stock and the exercise of all stock options having exercise prices less than the average market price of the common stock using the treasury stock method.

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

CAPITAL RESOURCES AND LIQUIDITY

The Company's primary source of capital resources is derived predominantly from the private placement of Common Stock, Preferred Stock and debt financing to fund its exploration operations.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company produces oil from the Matinloc and Nido fields in the South China Sea, located in the Philippines. During the year ended December 31, 1998, total production from the fields was approximately 287,000 gross barrels of oil. Production in nine months ending September 30, 1999 was 209,000 gross barrels of oil. Substantially all of the Company's crude oil and natural gas is sold at the well head at posted or index prices under short-term contracts, as is customary in the industry. The Company markets its share of crude oil under an agreement with Seaoil, a local Philippines refiner. While the loss of this buyer might have a material effect on the Company in the near term, management believes that the Company would be able to obtain other customers for its crude oil.

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

Hunt has entered into production sharing contracts and other arrangements that entitle it to explore for oil and gas, both onshore and offshore, on approximately 34 million acres in various countries, including Argentina, Canada, Ethiopia, Ghana, Niger and Peru. The partnership agreement of Hunt obligates the Company to contribute, when requested by Hunt, up to $5.1 million to fund Hunt's exploration program, and as of September 30, 1999 $1.1 million of this amount had been funded. Subsequently in October 1999 the Company funded an additional $2.0 million to be used for drilling in Niger and Ghana. In addition, if Hunt discovers oil, the Company may be required to contribute an additional $7.5 million to fund the appraisal of the discovery. The $12.6 million of cash, which 1818 Oil Corp. had at the time of the acquisition, was pledged as cash collateral to secure a letter of credit payable to Hunt for cash calls associated with the partnership. $11.7 million remained in the escrow fund as of September 30, 1999 ($9.7 million as of the date of this filing due to the cash call in October). If Hunt does not call the escrowed funds as provided in the partnership agreement of Hunt, the cash collateral will be released to the Company.

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

During 1999, the Company anticipates that it will make capital expenditures on oil and gas properties of approximately $5.0 million, including Hunt partnership expenditures, and a contribution of $0.3 million to the Paramount joint venture. Approximately $2.7 million of the projected capital expenditure amount had been spent as of September 30, 1999. The Company postponed drilling plans for exploration activities in Brazos County, Texas due to low oil prices. Certain of the leases expire in 1999, and despite the recent upturn in oil prices, the Company may not be successful in finding drilling partners to drill on the leases. In that event, the leases will be written off as they expire. During the third quarter, $0.3 million was written off representing 34% of the lease investment in Brazos County. The anticipated capital expenditures exclude potential acquisitions. The Company believes the total net proceeds of $21.6 million received from the 1998 private placement and cash acquired in 1818 Oil Corp. are sufficient to fund the Company's capital budget through 1999.

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

The Year 2000 issue has been addressed within the Company by its domestic and foreign business units, and progress has been reported to management. To the best of its knowledge, the Company has effectively completed all Year 2000 compliance tasks.

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

Although Year 2000 issues could have an adverse effect on the results of operations or financial condition of the Company, it is not possible to anticipate the extent of impact or the worst-case scenario at this time.

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

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

Revenues

Total revenues were $235 thousand for the three months ended September 30, 1999 compared to $196 thousand for the comparable period in 1998. 1999 revenues included a gain of $70 thousand from the sale of the Company's interest in the Ship Shoal 105 block in the Gulf of Mexico.

Operating Costs and Expenses

Total production expenses for the three months ended September 30, 1999 were $168 thousand compared to $192 thousand in 1998. Third quarter 1999 expenses included an expenditure of approximately $68 for a subsea inspection of the Matinloc platform. Exploration costs for the three months ending September 30, 1999 and 1998 were $402 thousand and $0 respectively. 1999 exploration costs were associated with dry hole costs in two wells in which the Company participated alongside the Paramount venture, and due to acreage relinquishments in Brazos County, Texas. General and administrative expenses for the three months ended 1999 and 1998 were $275 and $396, respectively.

Other Income (Expense)

Interest income of $165 thousand was received from amounts on deposit in 1999 compared to $325 thousand in the quarter ended September 30, 1998. Lower interest rates and smaller balances on deposit in 1999 compared to 1998 caused the difference. The equity loss in unconsolidated entities in the quarter ended September 30, 1999 of $142 thousand consisted of partnership expenses of $35 thousand associated with the Hunt partnership, (consisting primarily of exploration expense for seismic in Ghana, and expenses for partnership general and administrative costs) and $107 thousand of equity loss associated with the Paramount joint venture. 1998 period losses consisted of $68 thousand associated with the Hunt partnership equity loss.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Loss

Net loss attributable to common stockholders for the three months ended September 30, 1999 was $596 thousand, compared to a net loss attributable to common stockholders of $150 thousand for the same period in 1998. The net loss in 1999 was primarily due to exploration costs associated with the Paramount joint venture, general and administrative expenses and exploration costs associated with the Company's participation in wells in the United States. The 1998 loss was due primarily to equity loss associated with the Hunt partnership.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

Revenues

Total revenues were $507 thousand for the nine months ended September 30, 1999 compared to $407 thousand for the comparable period in 1998. The Company experienced lower oil prices in the 1999 period, and revenues in 1999 are for the full nine months, compared to 1998 where they are for the period effective from the date of the merger with 1818 Oil Corp. Also, 1999 revenues included a gain on the sale of the Company's interest in the Ship Shoal 105 block in the Gulf of Mexico.

Operating Costs and Expenses

Total production expenses for the nine months ended September 30, 1999 were $390 thousand compared to $330 thousand in 1998. 1999 production expenses include $68 thousand for a subsea inspection of the Matinloc platform. Exploration costs were $683 thousand and $0 in the nine months ending September 30, 1999 and 1998, respectively. Exploration costs in 1999 included dry hole costs for a well in Louisiana, dry hole costs for two wells in which the Company participated with Paramount in Alabama, and costs associated with acreage relinquishments in Brazos County, Texas. General and administrative expenses were $1,277 and $903 in the 1999 and 1998 nine-month periods respectively. 1999 expenses are for the full nine months, compared to 1998 where they are for the period effective from the date of the merger with 1818 Oil Corp.

Other Income (Expense)

Interest income of $622 thousand was received from amounts on deposit in 1999 compared to $627 thousand in the 1998 quarter ended September 30. The equity loss in unconsolidated entities in the nine months ended September 30, 1999 of $904 thousand consisted of partnership expenses of $589 thousand associated with the Hunt partnership, (consisting primarily of exploration expense for seismic in Ghana, dry hole costs for the well in Argentina, and expenses for partnership general and administrative costs) and $315 thousand of exploration expenses associated with the Paramount joint venture. 1998 period losses consisted of $696 thousand associated with the Hunt partnership, which included dry hole costs associated with a well drilled offshore Ghana. The 1998 costs also included interest expense and financing charges of $424 thousand.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Loss

Net loss attributable to common stockholders for the nine months ended September 30, 1999 was $2,114 thousand, compared to a net loss attributable to common stockholders of $1,416 thousand for the same period in 1998. The net loss in 1999 was primarily due to exploration costs associated with the Hunt partnership and the Paramount joint venture, general and administrative expenses and exploration costs associated with the Company's participation in wells in the United States. The 1998 loss was due primarily to exploration and interest costs associated with the Hunt partnership.

UNAUDITED PRO FORMA INFORMATION

The following summarizes pro forma financial information assuming the acquisition of 1818 Oil Corp. had occurred on January 1, 1998.

                                    (Thousands of Dollars)

                                                          Nine Months Ended
                                                         September 30, 1998
                                                         ------------------
    Total revenues                                                  $   562
    Loss before income taxes                                         (1,130)
    Net loss                                                         (1,162)
    Basic net loss per share                                          (0.06)

                          PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is not presently a party to any material legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

     2. Plan of acquisition, reorganization, arrangement, liquidation or succession

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

VAALCO ENERGY, INC.
(Registrant)



By   /s/ W. RUSSELL SCHEIRMAN
     ----------------------------------
     W. RUSSELL SCHEIRMAN, PRESIDENT,
     Chief Financial Officer and Director
     (on behalf of the Registrant and as the
     principal financial officer)


Dated November 12, 1999