Form 10KSB40
period 1999-12-31
VAALCO ENERGY INC /DE/
filed 2000-03-30
CIK 894627

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                  FORM 10-KSB

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
                  For the fiscal year ended December 31, 1999

                                      OR

[_]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934
                For the transition period from        to

                        Commission file number 0-20928

                               ----------------

                              VAALCO Energy, Inc.
                (Name of small business issuer in its charter)

              Delaware                                 76-0274813
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

         4600 Post Oak Place                               77027
              Suite 309                                (Zip Code)
           Houston, Texas
   (Address of principal executive
              offices)

                   Issuer's telephone number: (713) 623-0801

        Securities registered under Section 12(b) of the Exchange Act:

      Title of each class   Name of each exchange on which registered
      -------------------   -----------------------------------------
                                   None

        Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock, $.10 par value
                               (Title of class)

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to thisForm 10-KSB. [X]

   The registrant's revenues for the fiscal year ended December 31, 1999 were $894,151.

   The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates, as of March 16, 2000 was $5,541,617 based upon the closing price as of such date.

   As of March 16, 2000, there were outstanding 20,744,569 shares of Common Stock, $.10 par value per share, of the registrant.

   Documents incorporated by reference: Definitive proxy statement of VAALCO Energy, Inc. relating to the Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year covered by this Form, which is incorporated into Part III of this 10-KSB.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              VAALCO ENERGY, INC.

                               TABLE OF CONTENTS

                                     PART I

                                                                           Page
                                                                           ----
Item 1. Business.........................................................    1
Item 2. Properties.......................................................    9
Item 3. Legal Proceedings................................................   13
Item 4. Submission of Matters to a Vote of Security Holders..............   13

                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters.........   14
Item 6. Management's Discussion and Analysis or Plan of Operations.......   14
Item 7. Financial Statements and Supplementary Data......................   18
Item 8. Changes In and Disagreements with Accountants on Accounting and
        Financial Disclosure.............................................   38

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;
        Compliance with Section 16(a) of the Exchange Act................   38
Item 10. Executive Compensation..........................................   38
Item 11. Security Ownership of Certain Beneficial Owners and Management..   38
Item 12. Certain Relationships and Related Transactions..................   38
Item 13. Exhibits and Reports on Form 8-K................................   38

                                    PART I

Item 1. Business

Background

   VAALCO Energy, Inc., a Delaware corporation, is a Houston-based independent energy company principally engaged in the acquisition, exploration, development and production of crude oil and natural gas. As used herein, the terms "Company" and "VAALCO" mean VAALCO Energy, Inc. and its subsidiaries, unless the context otherwise requires. VAALCO owns producing properties and conducts exploration activities as operator of consortium internationally in the Philippines and Gabon. Through participation in a partnership with Hunt Oil Company, VAALCO has additional international interests in Argentina, Peru, Ethiopia, Ghana, Niger and Canada. Domestically, the Company has interests in the Texas Gulf Coast area.

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

   Hunt has entered into production sharing contracts and other arrangements that entitle it to explore for oil and gas, both onshore and offshore, on approximately 34 million acres in various countries, including Argentina, Peru, Ethiopia, Ghana, Niger and Canada. The general partner of Hunt is Hunt Overseas Operating Company, a subsidiary of Hunt Oil Company. Hunt explores for high risk, large reserve accumulations, generally targeting deposits that pre-drilling seismic and other data indicate to have potential reserves in excess of 100 MMBOE. To date, Hunt has not been successful in discovering commercial deposits of oil. As of the date of this filing, Hunt has drilled at least one dry hole on all of the concessions in the partnership, and is currently drilling a well in Niger. Pending the outcome of the well in Niger, Hunt will have spent substantially all of the funds committed to the partnership for exploration. Future drilling may be dependent upon the results of efforts to farm-out the properties.

   Under the partnership agreement with Hunt, at December 31, 1999 the Company was obligated to contribute an estimated $1.9 million to fund its share of the exploration costs of Hunt, $1.7 million of which was subsequently funded as of the date of this filing. In addition, if Hunt discovers oil or gas deposits, the Company may be required to contribute an additional $7.5 million to fund appraisal costs. The partnership has no further call on funds from VAALCO beyond these two described obligations, and may only call the $7.5 million in the event of an oil discovery. As of December 31, 1999 VAALCO had $10.0 million in cash ($8.3 million as of the date of this filing) in an escrow account to fund its obligations under the partnership agreement, which includes $0.6 million of interest earned on the funds since they were placed in escrow, which is not pledged to the partnership. In the event any of the funds are not called upon at dissolution of the partnership, the amounts in escrow will be reclassified from funds in escrow to cash.

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

   The income statement presented for the prior year periods is that of 1818 Oil Corp., not VAALCO the legal acquirer. The results of operations of VAALCO are included in the accompanying financial statements for the periods subsequent to the date of the acquisition, March 31, 1998. Accordingly, a comparison of 1999 and 1998 may not be meaningful. The legal name of the registrant continues to be VAALCO Energy, Inc.

   VAALCO's Philippine subsidiaries include Alcorn (Philippines) Inc., Alcorn (Production) Philippines Inc. and Altisima Energy, Inc. VAALCO's Gabon subsidiaries are VAALCO Gabon (Etame), Inc., VAALCO Production (Gabon), Inc. and VAALCO Energy (Gabon), Inc. VAALCO Energy (USA), Inc. holds interests in certain properties located in the United States.

Recent Developments

   In January 1999, the Company completed the drilling of the Etame 2V delineation well on its concession offshore Gabon. The well logged oil pay in the Gamba Sandstone, however, the reservoir was encountered at a lower depth than expected. The well was not tested. During the second quarter of 1999, a seismic reprocessing effort was commenced to better delineate the Gamba reservoir which lies below a layer of salt. In February 2000, the Company completed the seismic reprocessing activities and has recommended to the consortium a third drilling location. At least one delineation well is planned for the year 2000.

   During February 1999, Hunt Oil Company drilled a 4,500 foot test on its Rio Belgrano block in Argentina. The well did not encounter any commercial hydrocarbons and was abandoned. The Company had a 7.5% interest in the well.

   In November 1999, Hunt mobilized a semi-submersible drilling rig to Ghana to drill an exploration well offshore Ghana. The well targeted a large turbidite structure at a location in 3,000 feet of water depth. The well was plugged and abandoned after encountering non-commercial oil shows in February 2000.

   Hunt also mobilized a land rig in November 1999 to Niger from Algeria, to drill three exploration wells on prospects on the partnership's concession in Niger. The wells will test three separate structures, which were defined through a seismic campaign undertaken in 1996. Several additional structures were also delineated by the seismic campaign, and a decision to drill these structures will be based upon the results of the three exploration wells. As of the date of this filing, two of the wells had been drilled and encountered significant sand accumulations, but no commercial hydrocarbons. The third well is currently being drilled as of the date of this report.

   VAALCO's share of the costs of the well offshore Ghana and the three wells in Niger will be approximately $4.0 million, $2.3 million of which was funded as of December 31, 1999. In February 2000, a payment was made to the partnership of approximately $1.7 million to fund the balance of the cost of the wells.

General

   The Company's strategy is to increase reserves and production in a cost-effective manner through a program that balances lower risk acquisitions and/or mergers and exploratory drilling on VAALCO's domestic acreage with high potential international prospects. Internationally, financial exposure and political risk are mitigated through alliances with experienced industry partners who fund the majority of required capital.

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

   The Company owns producing properties and conducts exploration activities as operator of consortium internationally in the Philippines and Gabon. Through participation in a partnership with Hunt Oil Company, VAALCO has additional international interests in Argentina, Peru, Ethiopia, Ghana, Niger and Canada.

 Domestic

   The Company's domestic strategy is to build near-term cash flows through focused acquisition of domestic producing properties that have significant exploration or future development potential. The Company will consider both direct acquisitions and/or mergers with companies with production from existing fields. Recognizing that international operations are subject to greater social, economic and political volatility, the Company seeks to build a stable domestic production and reserve base that will permit the Company to continue to participate in more high-risk international projects with greater reserve potential.

   The joint venture agreement with Paramount Petroleum, Inc., entitles the Company to acquire, at its option, 25% of any prospect generated by the joint venture, on a non-promoted basis taking into account the Company's interest in the joint venture. The joint venture agreement also provides for the sharing of any revenues attributable to prospects generated by the joint venture and sold to others. The Company committed $3.0 million to fund overhead, leases, seismic and other amounts in connection with the joint venture all of which has been funded as of December 31, 1999.

   The Company owns an interest in approximately 2,600 acres onshore Texas and has interests in producing fields in the Gulf of Mexico.

Customers

   Substantially all of the Company's crude oil and natural gas is sold at the well head at posted or indexed prices under short-term contracts, as is customary in the industry. For the year ended December 31, 1999, one purchaser of the Company's crude oil accounted for essentially all of the Company's total crude oil sales. The Company markets its crude oil share in the Philippines under an agreement with SeaOil Corporation, a local Philippines refiner ("SeaOil"). While the loss of this buyer might have a material effect on the Company in the near term, management believes that the Company would be able to obtain other customers for its crude oil.

Employees

   As of December 31, 1999, the Company had 24 full-time employees, 17 of which were located in the Philippines. The Company is not subject to any collective bargaining agreements and believes its relations with its employees are satisfactory.

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

 Substantial Capital Requirements

   The Company makes, and will continue to make, substantial capital expenditures for the acquisition, exploitation, development, exploration and production of oil and gas reserves. Historically, the Company has financed these expenditures primarily with cash flow from operations, asset sales, private sales of equity, bank borrowings and purchase money debt. The Company believes that it will have sufficient capital to finance planned capital expenditures through 2000.

   At December 31, 1999 the Company had $10.0 million of funds in escrow to be utilized to fund its share of activities within Hunt. The partnership agreement of Hunt obligates the Company to contribute, when requested by Hunt, up to $1.9 million to fund Hunt's remaining exploration program, $1.7 million which has been funded as of the date of this filing. In addition, if Hunt discovers oil, the Company may be required to contribute an additional $7.5 million to fund the appraisal of the discovery. In the event any of the funds are not called upon at dissolution of the partnership, the amounts in escrow will be reclassified from funds in escrow to cash.

   At year end 1999, the Company had invested $3.0 million in the Paramount joint venture, of which, approximately $1.2 million has been impaired as of December 31, 1999. There can be no assurance that the Company will realize a return on its investments in Hunt or Paramount or that the Company's investment in the Hunt or Paramount joint venture will be successful.

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

   The estimated future net revenues attributable to the Company's net proved reserves are prepared in accordance with Commission guidelines, and are not intended to reflect the fair market value of the Company's reserves. In accordance with the rules of the Commission, the Company's reserve estimates are prepared using period end prices received for oil and gas. Future reductions in prices below those prevailing at year-end 1999 would result in the estimated quantities and present values of the Company's reserves being reduced.

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

Item 2. Properties

 Philippines

   The Company has an interest in two service contracts in the Philippines. Service Contract No. 14 covers 158,000 offshore acres and Service Contract No. 6 covers 131,000 offshore acres. The Company produces the Nido and Matinloc fields with a total gross production for 1999 of approximately 313,000 barrels or 860 BOPD.

 Nido Field

   This field is covered by Service Contract No. 14 and has four producing wells. These wells have been producing since 1979, and through the year ended December 31, 1999 had produced an aggregate of approximately 17.1 MMBbls of oil. The field is produced using the cyclic method under which the field is shut in for a period of time (generally 60 days) and then opened up to produce (generally four to five days). However during 1999, the lack of demand for crude oil in Asia resulted in fewer liftings than normal. During 1999, the four wells in the field produced at an equivalent rate of 108 BOPD compared to 244 BOPD in 1998. If optimum liftings were obtained, the field would be capable of producing in excess of 500 BOPD. The Company has an approximate 22.2% working interest and an approximate 17.4% net revenue interest in the field.

 Matinloc Field

   This field is located within the contract area covered by Service Contract No. 14 and has three producing wells. The field had produced an aggregate production of approximately 10.3 MMBbls from 1982 through 1991. Production was suspended from the field in 1991 until it was reactivated in 1995. At December 31, 1999 the field had produced an aggregate of 11.0 MMBbls. During 1999, the field produced approximately 239 MBbls or 655 BOPD. The Company has an approximate 38.1% working interest and an approximate 26.8% net revenue interest in the field. Other production was obtained from the North Matinloc field, which is an extension to the Matinloc field. This field produced 35 MBbls or 96 BOPD from one well during 1999. The Company has an approximate 45.4% working interest and an approximate 40.3% net revenue interest in the North Matinloc field.

   During 1998 and 1997 an Australian oil company, (SOCDET), acquired 132,000 line kilometers of 3-D seismic data over Service Contracts No. 14 and No. 6 in exchange for a farm out of interests in the Service Contracts. Upon completion of the seismic shoot and presentation of an interpretation thereof, SOCDET earned a 35% interest in Service Contract No. 14 effective December 29, 1998. In connection with the assignment, SOCDET was assigned an interest in the production platforms, and the liability to abandon them in the future. This resulted in a reversal of abandonment liability net to the Company of $1.1 million in 1998. An option to earn an additional 25% interest through the drilling of a well was not exercised and expired in October 1999.

 Galoc Field

   This field is located within the contract area covered by Service Contract No. 14 and is currently not producing. Four wells have been drilled in this field, of which one well in 1,150 feet of water has undergone a long-term testing program. The Galoc reservoir is made up of a sandstone turbidite fan sequence that was deposited on top of the Lower Miocene limestone in a deep-water environment. Previous wells tested in excess of 5,000 BOPD. The Galoc field is one of the areas being studied extensively for the potential to drill an additional delineation well in the field.

 Gabon

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

 Etame Block

   The Etame Block is a 3,073 square kilometer block acquired in July 1995, containing two former Gulf Oil Company discoveries, the North and South Tchibala discoveries. These discoveries consist of subsalt reservoirs that lie in approximately 250 feet of water depth, 20 miles offshore. The Company and its partners undertook an obligation to the Government of Gabon to obtain and process seismic data and to drill one commitment well on the Etame block over the three-year primary term of the license. In April 1998, a participation agreement was entered into with Western Atlas Afrique, Ltd. ("Western Atlas"), a subsidiary of Baker Hughes, to conduct a 320 square kilometer seismic survey at Western Atlas' sole cost and to pay a disproportionate 80% of the cost, up to $4.7 million, of the first commitment well. In return for these payments, Western Atlas earned a 65% interest in the production-sharing contract. In June 1998, Western Atlas completed the above-mentioned acquisition of seismic data over the property. This data was processed, and the Company drilled the commitment well, the Etame No. 1 well, in June 1998 resulting in a 3,700 BOPD Gamba sandstone discovery on the block. Completion of the Etame No. 1 well satisfied all of the Company's obligations to the Government of Gabon under the primary three-year term of the contract.

   During 1998, the consortium of companies owning the Etame Block production sharing contract agreed to renew the production sharing contract for three additional years, thereby taking on a commitment to drill two additional exploration wells and to perform a 3-D seismic reprocessing. A delineation well, the Etame 2V well, was drilled in January 1999 and encountered additional oil pay in the Gamba sandstone, however the well encountered the Gamba sandstone lower than expected. The Consortium elected to reprocess the 3-D seismic data prior to drilling additional delineation wells. The Company anticipates drilling at least one additional delineation well in 2000. The Etame 2V counted as the first of the two commitment wells under the three-year contract term extension.

 Domestic Properties

 Paramount Joint Venture

   The Company participates in a joint venture with Paramount Petroleum, Inc. to conduct exploration activities primarily in the onshore Gulf Coast area, including Alabama, Mississippi and Louisiana. During 1999, the Company agreed to take a 9% interest in two prospects drilled during the second and third quarters of 1999.

Neither of the two prospects encountered commercial hydrocarbons and both were abandoned. During February 2000, two additional prospects generated by Paramount were spudded in Alabama in the Black Warrior Basin one of which appears to be a gas discovery. The Company elected not to take a working interest in the prospects, but will earn a back-in and override in the prospects if they are successful.

 Brazos County Prospects

   The Company has working interests in approximately 1,600 net acres in Brazos County, Texas, which the Company leased with the intent to participate in the drilling of extended-reach horizontal wells in the underlying Buda and Georgetown formations. Substantially all of these leases will expire during 2000. Drilling plans were placed on hold in reaction to the low crude oil price environment experience by the industry in 1998 and 1999. The Company is actively attempting to arrange a consortium to drill one of the prospects during 2000. The Company does not plan to renew any of its leases in the area, pending the outcome of the prospect it is seeking to drill. During 1999, the Company took an impairment charge of $0.7 million associated with the expiration of approximately 4,200 acres of leases in Brazos County.

 Goliad County, Texas

   VAALCO owns an interest in approximately 1,000 acres located immediately west of the Goliad town site. The acreage consists of approximately 70 leases and is located within an area of the Wilcox trend that has recently seen a considerable amount of leasing, 3-D seismic and drilling activity. In January 1998, a farm out agreement was entered into with an industry partner over 1,000 acres of its Goliad acreage whereby the Company recovered its lease costs and assigned a 75% working interest to its partner. The Company owns certain overriding royalties and a 25% working interest in the acreage. The leases expire in 2001.

 Other Domestic Properties

   The Company owns an interest in 640 acres (224 net acres) in Dimmit County on which a horizontal gas well was drilled in 1999 to the Georgetown formation. The well is productive and is awaiting testing results. The Company's net cost of the well (approximately $425,000) is carried as work in progress at year-end 1999. The Company also owns certain non-operated interests in the Vermilion and Ship Shoal areas of the Gulf of Mexico, which accounted for no significant production during the year ended December 31, 1999. No capital expenditures are anticipated in 2000 for these properties.

Aggregate Production

   Additional production data (net to the Company) for all of the Company's operations for the years 1999 and 1998 are as follows: (See "Item 1-- BACKGROUND" regarding the merger with 1818 Oil Corp.)

Company Owned Production

                                                  Year Ended December 31,
                                            -----------------------------------
                                                   1999              1998
                                            ------------------ ----------------
                                            BOE(1)  Bbl   Mcf  BOE(1)  Bbl  Mcf
                                            ------ ----- ----- ------ ----- ---
Average Daily Production (Oil in BOPD, gas
 in MCFD).................................    251    249    13   332    332  --
Average Sales Price ($/unit)(2)...........  $9.04  $9.00 $2.26 $6.51  $6.51  --
Average Production Cost ($/unit)..........   6.03   6.03  1.00 $5.10  $5.10  --

--------
(1) BOE is barrels of oil equivalent with 6 Mcf of gas equal to 1 Bbl of oil.
(2) Oil prices are primarily from the Philippines properties where a formula for transportation costs is netted from the sales price.

Reserve Information

   A reserve report as of December 31, 1999 has been opined on by Netherland Sewell & Associates, independent petroleum engineers. There have been no estimates of total proved net oil or gas reserves filed with or included in reports to any federal authority or agency other than the Commission since the beginning of the last fiscal year. All of the reserves are located in the Philippines. There are no reserve estimates for the U.S. properties or for the Etame discovery in Gabon, pending further delineation drilling. (See "Item 1-- BACKGROUND" regarding the merger with 1818 Oil Corp.)

                                                                      As of
                                                                  December 31,
                                                                  --------------
                                                                   1999   1998
                                                                  ------- ------
Crude Oil
  Proved Developed Reserves (MBbls)..............................     661   691
  Proved Undeveloped Reserves (MBbls)............................      --    --
                                                                  ------- -----
    Total Proved Reserves (MBbls)................................     661   691
                                                                  ------- -----
  Standardized measure of discounted future net cash flows at 10%
   (in thousands)................................................ $ 2,823 $ 226
                                                                  ------- -----

   The standardized measure of discounted cash flows does not include the costs of abandoning the Company's non-producing properties. The significant increase in standardized measure of discounted future net cash flows reflects the increases in oil prices in 1999.

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

   In accordance with the guidelines of the Commission, the Company's estimates of future net cash flow from the Company's properties and the present value thereof are made using oil and natural gas contract prices in effect as of year end and are held constant throughout the life of the properties except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. The contract price as of December 31, 1999 was $11.95 per Bbl of oil for Matinloc and $11.45 per Bbl for Nido. See "Financial Statements and Supplementary Data" for certain additional information concerning the proved reserves of the Company.

Drilling History

   The Company drilled or participated in the drilling of six wells for the period ended December 31, 1999. The Company had two wells in progress at December 31, 1999. Both productive wells drilled were suspended at December 31, 1999.

           1999 Wells Drilled               United States       International
           ------------------            ------------------- -------------------
                                           Gross      Net      Gross      Net
                                         --------- --------- --------- ---------
                                         1999 1998 1999 1998 1999 1998 1999 1998
                                         ---- ---- ---- ---- ---- ---- ---- ----
Exploration Wells
  Productive............................ 1.0  1.0  0.35 0.35 1.0  1.0  0.18 0.18
  Dry................................... 3.0  3.0  0.93 0.30 1.0  1.0  0.08 0.08
                                         ---  ---  ---- ---- ---  ---  ---- ----
    Total Wells......................... 4.0  4.0  1.28 0.65 2.0  2.0  0.26 0.26
                                         ===  ===  ==== ==== ===  ===  ==== ====

Acreage and Productive Wells

   Below is the total acreage under lease and the total number of productive oil and gas wells of the Company as of December 31, 1999:

                                                     United
                                                     States     International
                                                  ------------ ----------------
                                                  Gross Net(1)  Gross   Net(1)
                                                  ----- ------ -------- -------
                                                         (In thousands)
Developed acreage................................ 10.6   0.7       14.7     4.6
Undeveloped acreage(2)...........................  2.6   1.8   34,319.8 2,729.8
Productive gas wells.............................    2   0.4         --      --
Productive oil wells.............................    5   0.3          7     2.2

--------
(1) Net acreage and net productive wells are based upon the Company's working interest in the properties.
(2) Includes acreage attributable to the investment in Hunt.

Office Space

   The Company leases its offices in Houston, Texas (approximately 8,000 square feet) and in Manila, The Republic of the Philippines (approximately 3,000 square feet), which management believes are suitable and adequate for the Company's operations.

Item 3. Legal Proceedings

   The Company is currently not a party to any material litigation.

Item 4. Submission of Matters to a Vote of Security Holders

   None.

                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters

General

   The Company's Common Stock trades on the OTC Bulletin Board. The following table sets forth the range of high and low sales prices of the Common Stock for the periods indicated. The prices represent adjusted prices between dealers, do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions. As of December 31, 1999 there were approximately 96 holders of record of the Company's Common Stock.

   Period                                                           High   Low
   ------                                                           ----- -----
   1998:
     First Quarter................................................. $2.69 $1.88
     Second Quarter................................................  3.56  2.50
     Third Quarter.................................................  3.03  1.38
     Fourth Quarter................................................  1.38  0.63
   1999:
     First Quarter................................................. $1.09 $0.25
     Second Quarter................................................  0.56  0.34
     Third Quarter.................................................  0.63  0.44
     Fourth Quarter................................................  0.75  0.44
   2000:
     First Quarter (through March 16, 2000)........................ $0.63 $0.41

   On March 16, 2000, the last reported sale price of the Common Stock on the OTC Bulletin Board was $0.44 per share.

Dividends

   The Company has not paid cash dividends and does not anticipate paying cash dividends on the Common Stock in the foreseeable future.

Item 6. Management's Discussion and Analysis or Plan of Operations

Introduction

   In April 1998, the Company acquired from The 1818 Fund, a fund managed by Brown Brothers Harriman & Co., all of the outstanding capital stock of 1818 Oil Corp. The 1818 Oil Corp. acquisition has been accounted for as a reverse acquisition and 1818 Oil Corp. is the acquiring entity for financial accounting purposes. Therefore, because 1818 Oil Corp. is the acquirer for accounting purposes, the financial statements for prior years are those of 1818 Oil Corp., not VAALCO the legal acquirer. Accordingly, a comparison of 1999 and 1998 results is not meaningful. 1818 Oil Corp.'s equity as of December 31, 1999 and December 31, 1998 have been retroactively charged for the equivalent number of shares of VAALCO's common stock received in the transaction. The difference between the par value of the common stock of 1818 Oil Corp. and VAALCO has been charged to additional paid-in capital. In addition, at the time of the merger, 1818 Fund contributed the debt owed to it by 1818 Oil Corp. as additional paid-in capital to 1818 Oil Corp.

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

Capital Resources and Liquidity

   Historically, the Company's primary source of capital resources has been from cash flows from operations, private sales of equity, borrowings and purchase money debt. In 1998, cash was derived predominantly from the sale of marketable securities, and the private placement of Common Stock, Preferred Stock and debt. In 1999, the Company's primary uses of capital have been to fund its exploration operations.

   The Company produces oil from the Matinloc and Nido fields in the South China Sea, the Philippines. During the year ended December 31, 1999, total production from the fields was approximately 313,000 gross barrels of oil. Substantially all of the Company's crude oil and natural gas is sold at the well head at posted or index prices under short-term contracts, as is customary in the industry. The Company markets its share of crude oil under an agreement with Seaoil, a local Philippines refiner. While the loss of this buyer might have a material effect on the Company in the near term, management believes that the Company would be able to obtain other customers for its crude oil.

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

   Hunt has entered into production sharing contracts and other arrangements which entitle it to explore for oil and gas, both onshore and offshore, on approximately 34 million acres in countries including Argentina, Canada, Ethiopia, Ghana, Niger and Peru. Under the partnership agreement with Hunt, at December 31, 1999 the Company was obligated to contribute an estimated $1.9 million to fund its share of the exploration costs of Hunt. In addition, if Hunt discovers oil or gas deposits, the Company may be required to contribute an additional $7.5 million to fund appraisal costs. The partnership has no further call on funds from VAALCO beyond these two described obligations. As of December 31, 1999 VAALCO had $10.0 million in cash in an escrow account to fund its obligations under the partnership agreement, which includes $0.6 million of interest earned on the funds that is not pledged to the partnership.

   During 1998, the Company issued 5.2 million shares of Common Stock in a private placement for proceeds of $9.0 million net of $0.8 million in fees and expenses. These amounts will be used to fund the Company's capital expenditure program, including investments in the Paramount joint venture and possible future acquisitions, and for general corporate purposes.

   At year-end 1999, the Company had invested $3.0 million in the Paramount joint venture of which $1.2 million has been impaired as of December 31, 1999.

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

   During 2000, the Company anticipates that it will make capital expenditures on oil and gas properties of approximately $3.5 million, including Hunt partnership expenditures and a well in Gabon. The anticipated capital expenditures exclude potential acquisitions. The Company believes the cash on hand at December 31, 1999 will be sufficient to fund the Company's capital budget through 2000.

Year 2000

   The Company experienced no Year 2000 issue problems. The Company expended approximately $20,000 for Year 2000 upgrades to computer programs utilized in its accounting department.

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

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

   Amounts stated hereunder have been rounded to the nearest $100,000; however, percentage changes have been calculated using the accompanying consolidated financial statement amounts.

 Cash Flows

   Net cash provided by operating activities for 1999 was $1.1 million, as compared to net cash used in operating activities of $15.3 million in 1998. 1999 net cash provided by operations included $7.6 million from funds taken out of escrow. This was offset by settlement of $1.4 million of accounts payable and $4.2 million of accounts with partners. 1998 net cash used in operating activities included $17.6 million of funds placed in escrow for the Hunt exploration program, Gabon drilling and the Paramount joint venture.

   Net cash used in investing activities for 1999 was $4.8 million, as compared to net cash used in investing activities of $0.7 million in 1998. Investments in Hunt and Paramount total $3.1 and $3.9 million in 1999 and 1998 respectively. $1.5 million of exploration expenses were incurred in 1999 versus $0.9 million in 1998. Additions to property and equipment of $0.3 million in 1999 and $1.4 million in 1998 occurred primarily in Gabon. In 1998, the Company acquired assets net of cash of $3.2 million as a consequence of the merger with 1818 Oil Corp.

   Net cash provided by financing activities for 1999 was $0, as compared to net cash provided by financing activities of $22.6 million in 1998. The 1998 amount consists of proceeds from the issuance of Common Stock and capital contributed in conjunction with the merger with 1818 Oil Corp.

 Revenues

   Total oil and gas sales for 1999 were $0.8 million as compared to $0.6 for 1998. The 1999 and 1998 revenues include revenues relating to the Philippines, with 1999 representing a full year of operations, and 1998 excluding production prior to the merger in April 1998. The Company produced the Nido and Matinloc fields at approximately 860 BOPD in 1999 versus 797 BOPD in 1998.

 Operating Costs and Expenses

   Production expenses for 1999 were $0.6 million as compared to $0.5 for 1998. 1999 production expense included the cost of an underwater platform inspection at the Matinloc field.

   Exploration costs for 1999 were $1.5 million as compared to $0.9 for 1998. In 1999, the company drilled unsuccessful exploration wells in Texas and Alabama, and incurred charges associated with expiring exploration acreage of $0.7 million. In addition, 1999 exploration costs included $0.3 million of seismic reprocessing expense associated with Gabon. In 1998, exploration costs included costs of the exploration wells drilled in Texas, Alabama and Louisiana.

   Depreciation, depletion and amortization of properties for 1999 and 1998 was $0.

   General and administrative expenses for 1999 were $1.9 million as compared to $1.5 million for 1998. 1999 general and administrative expenses included the full year results, while 1998 general and administrative expenses only included the VAALCO portion from the effective date of the merger in April 1998.

 Operating Loss

   Operating loss for 1999 was $3.0 million as compared to a $2.2 million operating loss for 1998 reflecting higher exploration costs and general and administrative expense.

 Other Income (Expense)

   Interest income for 1999 was $0.8 million compared to $0.9 million in 1998. Both the 1999 and 1998 amounts represent interest earned and accrued on cash balances and funds in escrow.

   Equity in loss on unconsolidated entities expense for 1999 was $3.8 million compared to $1.1 million in 1998. Expenses associated with the Paramount exploration effort and Hunt accounted for the losses in both 1999 and 1998.

   Interest expense and financing charges for 1999 were $0 as compared to $0.4 million in 1998. In 1998, interest was accrued on advances to the Company to fund Hunt expenses. All accrued interest and long-term debt associated with these advances was extinguished in conjunction with the merger, with the gain reflected in additional paid in capital.

   Other, net was a loss of $0.4 million in 1999 compared to a gain of $1.1 million in 1998. In 1999 the Company took a $0.2 million abandonment liability accrual associated with an interest in Service Contract No. 14, which was reassigned to it by a local company. In 1998 the assignment of the interest in Service Contract No. 14 to SOCDET resulted in a reduced abandonment liability of $1.1 million in the Philippines.

   In 1999 the Company incurred $0.2 million in income taxes associated with foreign exchange movements in the Philippines, all of which was deferred.

 Net Loss

   Net loss attributable to common stockholders for 1999 was $6.6 million as compared to net loss of $1.8 million in 1998. The 1999 and 1998 net losses resulted from exploration expenses internationally as well as domestically.

Item 7. Financial Statements and Supplementary Data

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of VAALCO Energy, Inc. and
Subsidiaries:

   We have audited the consolidated balance sheets of VAALCO Energy, Inc. and its subsidiaries ("VAALCO") as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of VAALCO's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

   In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of VAALCO as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

Houston, Texas
March 24, 2000

                      VAALCO ENERGY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

              (in thousands of dollars, except par value amounts)

                                                                  As of December
                                                                        31,
                                                                 ------------------
                                                                   1999      1998
                             ASSETS                              --------  --------
CURRENT ASSETS:
  Cash and cash equivalents..................................... $  2,925  $  6,671
  Funds in escrow...............................................      108     5,248
  Receivables:
    Trade.......................................................      411       311
    Other.......................................................      131       335
  Materials and supplies, net of allowance for inventory
   obsolescence of $9...........................................      332       326
  Prepaid expenses and other....................................       24        25
                                                                 --------  --------
     Total current assets.......................................    3,931    12,916
                                                                 --------  --------
PROPERTY AND EQUIPMENT--SUCCESSFUL EFFORTS METHOD
  Wells, platforms and other production facilities..............    1,331        89
  Undeveloped acreage...........................................      703     1,385
  Work in progress..............................................    2,331     1,820
  Equipment and other...........................................       64        47
                                                                 --------  --------
                                                                    4,429     3,341
  Accumulated depreciation, depletion and amortization..........     (840)      (10)
                                                                 --------  --------
     Net property and equipment.................................    3,589     3,331
                                                                 --------  --------
OTHER ASSETS:
  Funds in escrow...............................................    9,966    12,400
  Investment in unconsolidated entities.........................    4,197     4,949
  Advances-related party........................................       --        35
  Deferred tax asset............................................      370       533
  Other long-term assets........................................       35        --
                                                                 --------  --------
     TOTAL...................................................... $ 22,088  $ 34,164
                                                                 ========  ========

              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities...................... $    609  $  2,041
  Accounts with partners........................................      403      4567
                                                                 --------  --------
    Total current liabilities...................................    1,012     6,608
                                                                 --------  --------
MINORITY INTEREST...............................................       12        --
FUTURE ABANDONMENT COSTS........................................    3,297     3,217
                                                                 --------  --------
    Total liabilities...........................................    4,321     9,825
                                                                 --------  --------
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS' EQUITY
  Preferred stock, $25 par value, 500,000 authorized shares;
   10,000 shares issued and outstanding in 1999 and 1998,
   respectively.................................................      250       250
  Common stock, $.10 par value, 100,000,000 authorized shares;
   20,749,964 shares issued of which 5,395 are in the treasury
   in 1999 and 1998.............................................    2,075     2,075
  Additional paid-in capital....................................   41,215    41,215
  Accumulated deficit...........................................  (25,761)  (19,189)
  Less treasury stock, at cost..................................      (12)      (12)
                                                                 --------  --------
    Total stockholders' equity..................................   17,767    24,339
                                                                 --------  --------
    TOTAL....................................................... $ 22,088  $ 34,164
                                                                 ========  ========

                See notes to consolidated financial statements.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED OPERATIONS

              (in thousands of dollars, except per share amounts)

                                                                Year Ended
                                                               December 31,
                                                              ----------------
                                                               1999     1998
                                                              -------  -------
REVENUES:
  Oil and gas sales.......................................... $   824  $   595
  Gain on sales of assets....................................      70       --
                                                              -------  -------
    Total revenues...........................................     894      595
                                                              -------  -------
OPERATING COSTS AND EXPENSES:
  Production expense.........................................     553      466
  Exploration expense........................................   1,488      887
  Depreciation, depletion and amortization...................      14       10
  General and administrative expenses........................   1,877    1,451
                                                              -------  -------
    Total operating costs and expenses.......................   3,932    2,814
                                                              -------  -------
OPERATING LOSS...............................................  (3,038)  (2,219)
OTHER INCOME (EXPENSE):
  Interest income............................................     849      915
  Interest expense and financing charges.....................      --     (424)
  Equity loss in unconsolidated entities.....................  (3,802)  (1,120)
  Other, net.................................................    (418)   1,082
                                                              -------  -------
    Total other income (expense).............................  (3,371)     453
                                                              -------  -------
LOSS BEFORE TAXES............................................  (6,409)  (1,766)
Income tax expense (benefit).................................     163       (6)
                                                              -------  -------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS................. $(6,572) $(1,760)
                                                              =======  =======
BASIC LOSS PER COMMON SHARE.................................. $ (0.32) $ (0.09)
                                                              =======  =======
DILUTED LOSS PER COMMON SHARE................................ $ (0.32) $ (0.09)
                                                              =======  =======
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING.............  20,745   19,169
                                                              =======  =======
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING...........  20,905   20,738
                                                              =======  =======

                See notes to consolidated financial statements.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES

                STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                  (in thousands of dollars, except share data)

                           Preferred
                             Stock       Common Stock    Additional                          Total
                         ------------- -----------------  Paid-in   Accumulated Treasury Stockholders'
                         Shares Amount   Shares   Amount  Capital     Deficit    Stock      Equity
                         ------ ------ ---------- ------ ---------- ----------- -------- -------------
Balance at January 1,
 1998...................     --    --         229     --  $ 4,098    $(17,429)      --     $(13,331)
  Issuance of Preferred
   Stock................ 10,000  $250          --     --   12,370          --       --       12,620
  Issuance of Common
   Stock................     --    --   5,183,441 $  518    8,440          --       --        8,958
  Acquisition of
   Treasury Stock.......     --    --       5,395     --       --          --     $(12)         (12)
  Net Loss..............     --    --          --     --       --      (1,760)      --       (1,760)
  Merger with 1818 Oil
   Corp.................     --    --  15,560,899  1,557   16,307          --       --       17,864
                         ------  ----  ---------- ------  -------    --------     ----     --------
Balance at December 31,
 1998................... 10,000  $250  20,749,964 $2,075  $41,215    $(19,189)    $(12)    $ 24,339
  Net Loss..............     --    --          --     --       --      (6,572)      --       (6,572)
                         ------  ----  ---------- ------  -------    --------     ----     --------
Balance at December 31,
 1999................... 10,000  $250  20,749,964 $2,075  $41,215    $(25,761)    $(12)    $ 17,767
                         ======  ====  ========== ======  =======    ========     ====     ========



                See notes to consolidated financial statements.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                           (in thousands of dollars)

                                                               Year Ended
                                                              December 31,
                                                             ----------------
                                                              1999     1998
                                                             -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.................................................... $(6,572) $(1,760)
Adjustments to reconcile net loss to net cash provided by
 (used in) operating activities:
 Depreciation, depletion and amortization...................      14       10
 Equity loss in unconsolidated entities.....................   3,802    1,120
 Provision for deferred income taxes........................     163        6
 Abandonment reserve........................................      80   (1,060)
 Exploration expense........................................   1,488      887
 Interest expense...........................................      --      424
Change in assets and liabilities that provided (used) cash:
 Funds in escrow............................................   7,574  (17,648)
 Trade receivables..........................................    (100)    (311)
 Other receivables..........................................     204     (335)
 Materials and supplies.....................................      (6)    (326)
 Prepaid expenses and other.................................       1      (25)
 Accounts payable and accrued liabilities...................  (1,432)    (831)
 Accounts with partners.....................................  (4,164)   4,567
                                                             -------  -------
 Net cash provided by (used in) operating activities........   1,052  (15,282)
                                                             -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Exploration expense.........................................  (1,488)    (887)
Cash acquired in merger.....................................      --    2,154
Investment in unconsolidated entities.......................  (3,050)  (3,913)
Additions to property and equipment.........................    (272)  (1,413)
Assets net of cash acquired in merger.......................      --    3,180
Other--net..................................................      12      184
                                                             -------  -------
Net cash used in investing activities.......................  (4,798)    (695)
                                                             -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions.......................................      --   13,658
Proceeds from the issuance of common stock..................      --    8,958
                                                             -------  -------
    Net cash provided by financing activities...............      --   22,616
                                                             -------  -------
NET CHANGE IN CASH AND CASH EQUIVALENTS.....................  (3,746)   6,639
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............   6,671       32
                                                             -------  -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.................. $ 2,925  $ 6,671
                                                             =======  =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
 Non-cash items:
  Contribution of debt to additional paid-in capital........ $    --  $16,370

                See notes to consolidated financial statements.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

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

   In April 1998, the Company acquired from The 1818 Fund II, L.P., (the 1818
Fund), a fund managed by Brown Brothers Harriman & Co., all of the outstanding capital stock of 1818 Oil Corp. The assets of 1818 Oil Corp. at closing consisted of a 7.5% limited partnership interest in Hunt Overseas Exploration Company, L.P. ("Hunt") with book value of $2.8 million and $12.6 million in cash. The $12.6 million of cash that 1818 Oil Corp. had at the time of the acquisition was pledged as cash collateral to secure a letter of credit payable to Hunt for cash calls associated with the partnership. In the event any of the funds are not called upon at dissolution of the partnership, the amounts in escrow will be reclassified from funds in escrow to cash.

   Hunt has entered into production sharing contracts and other arrangements which entitle it to explore for oil and gas, both onshore and offshore, on approximately 34 million acres in countries including Argentina, Peru, Ethiopia, Ghana, Niger and Canada. The general partner of Hunt is Hunt Overseas Operating Company, a subsidiary of Hunt Oil Company. Hunt explores for high risk, large reserve accumulations, generally targeting deposits which pre-drilling seismic and other data indicate to have potential in excess of 100 MMBOE.

   Under the partnership agreement with Hunt, at December 31, 1999 the Company was obligated to contribute an estimated $1.9 million to fund its share of the exploration costs of Hunt. In addition, if Hunt discovers oil or gas deposits, the Company may be required to contribute an additional $7.5 million to fund appraisal costs. The partnership has no further call on funds from VAALCO beyond these two described obligations. As of December 31, 1999 VAALCO had $10.0 million in cash in an escrow account to fund its obligations under the partnership agreement, which includes $0.6 million of interest earned on the funds since they were placed in escrow, which is not pledged to the partnership.

   The 1818 Oil Corp. acquisition has been accounted for as a reverse acquisition and 1818 Oil Corp. is the acquiring entity for financial accounting purposes. Therefore, because 1818 Oil Corp. is the acquirer for accounting purposes, the financial statements for prior years are those of 1818 Oil Corp., not VAALCO the legal acquirer. Accordingly, a comparison of 1999 and 1998 results is not meaningful. 1818 Oil Corp.'s equity as of December 31, 1999 and December 31, 1998 have been retroactively charged for the equivalent number of shares of VAALCO's common stock received in the transaction. The difference between the par value of the common stock of 1818 Oil Corp. and VAALCO has been charged to additional paid-in capital. In addition, at the time of the merger, 1818 Fund contributed the debt owed to it by 1818 Oil Corp. as additional paid-in capital to 1818 Oil Corp.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

             (in thousands of dollars, unless otherwise indicated)


   The following summarizes pro forma financial information assuming the acquisition of 1818 Oil Corp. had occurred on January 1, 1998.

                                                                Year Ended
                                                            December 31, 1998
                                                          ----------------------
                                                          (Thousands of Dollars)
   Total revenues........................................        $   750
   Loss before income taxes..............................         (1,528)
   Net loss attributable to common stockholders..........         (1,508)
   Basic net loss per share..............................          (0.07)

   1818 Oil Corp. ("1818 Oil") is a corporation that was organized and commenced operations on September 13, 1995 under the General Corporation Law of the State of Delaware. Prior to the merger, 1818 Oil was a wholly owned subsidiary of the 1818 Fund, a limited partnership organized on August 20, 1993 under the Delaware Revised Uniform Limited Partnership Act. The 1818 Fund owned beneficial and legal title to all outstanding equity and voting securities of 1818 Oil. The general partner of the 1818 Fund is Brown Brothers Harriman & Co. ("BBH&Co."), a New York limited partnership. BBH&Co. had the exclusive power to manage, operate and control the businesses of the 1818 Fund and 1818 Oil and has sole discretion in making investment decisions.

   On September 13, 1995, 1818 Oil entered into a subscription agreement to purchase Class B limited partnership interest in Hunt Overseas Exploration Company, L.P. (the "Hunt Partnership"), a Delaware limited partnership, in the amount of $30,000,000. The nature of Hunt's business is the exploration of international oil and gas prospects. Countries in which exploration activities are conducted by Hunt include Argentina, Canada, Ethiopia, Niger, Ghana, and Peru. As of December 31, 1999, 1818 Oil's contributed capital to Hunt was $20.6 million.

   Within the gross commitment level of $30 million to Hunt, first level commitments comprise 75% ($22.5 million) and second level commitments comprise 25% ($7.5 million). First level commitments are associated with exploration efforts while second level commitments may only be called by Hunt after a discovery well has been drilled upon any of the properties of Hunt, and may only be used by Hunt in connection with appraisal activities to evaluate whether such properties are worthy of being developed commercially.

   As of December 31, 1999 and 1998, remaining first and second level commitments were as follows:

                                                                 1999    1998
                                                                ------- -------
   Gross Commitment............................................ $30,000 $30,000
                                                                ------- -------
   First level commitment...................................... $22,500 $22,500
   Less: First level capital contributions.....................  20,626  18,151
                                                                ------- -------
   Remaining first level capital commitment.................... $ 1,874 $ 4,349
                                                                ======= =======
   Second level commitment..................................... $ 7,500 $ 7,500
   Less: Second level capital contributions....................      --      --
                                                                ------- -------
   Remaining second level capital commitment................... $ 7,500 $ 7,500
                                                                ======= =======

   VAALCO's subsidiaries include Alcorn (Philippines) Inc. and Alcorn (Production) Philippines Inc., VAALCO Gabon (Etame), Inc., VAALCO Production (Gabon), Inc., VAALCO Energy (Gabon), Inc., VAALCO Energy (USA), Inc. and 1818 Oil Corp.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

             (in thousands of dollars, unless otherwise indicated)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Principles of Consolidation--The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, as well as the subsidiaries' share in the assets, liabilities, income and expenses of joint operations. All significant transactions within the consolidated group have been eliminated in consolidation.

   Cash and Cash Equivalents--For purposes of the consolidated statement of cash flows, the Company and its subsidiaries consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. For the years ended December 31, 1999 and 1998, no payments were made for income taxes or for interest.

   Funds in Escrow--Current amounts represent an escrow for the drilling of the Etame 2V well in Gabon. Other funds in escrow represent amounts for Hunt ($9,996) and funds for abandonment costs relating to certain Gulf of Mexico properties ($108).

   Inventory Valuation--Materials and supplies are valued at the lower of cost, determined by the weighted-average method, or market.

   Income Taxes--The Company records taxes on income in accordance with Statement of Financial Accounting Standards "SFAS" No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards.

   The Company calculates current and deferred income taxes on separate company basis. Deferred income taxes are recognized for future tax consequences of differences between the tax basis of assets and liabilities and their financial reporting amounts at year-end.

   Property and Equipment--The subsidiaries follow the successful efforts method of accounting for exploration and development costs. Under this method, exploration costs, other than the cost of exploratory wells, are charged to expense as incurred. Exploratory well costs are initially capitalized until a determination as to whether proved reserves have been discovered. If an exploratory well is deemed to not have found proved reserves, the associated costs are expensed at that time. All development costs, including developmental dry hole costs, are capitalized. Provisions for impairment of undeveloped oil and gas leases are based on periodic evaluations and other factors. The Company recognizes gains for the sale of developed properties based upon an allocation of property costs between the interest sold and the interest retained based on the fair value of those interests.

   The Company reviews its oil and gas properties for impairment whenever events or changes in circumstances indicate that the carrying amount of such properties may not be recoverable. When it is determined that an oil and gas property's estimated future net cash flows will not be sufficient to recover its carrying amount, an impairment charge must be recorded to reduce the carrying amount of the asset to its estimated fair value. For years ending December 31, 1999 and 1998, no impairments were recognized.

   Depletion of wells, platforms and other production facilities are provided on a field basis under the unit-of-production method based upon estimates of proved developed reserves. Provision for estimated abandonment costs, including platform dismantlement and site restoration, is included in depreciation, depletion and

                     VAALCO ENERGY, INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

             (in thousands of dollars, unless otherwise indicated)

amortization expense on a unit-of-production basis. Provision for depreciation of other property is made primarily on a straight-line basis over the estimated useful life of the property. The annual rates of depreciation are as follows:

      Office and miscellaneous equipment.............................  3-5 years
      Leasehold improvements......................................... 8-12 years

   In connection with the annual estimate of the Company's oil and gas reserves for the fiscal year ended December 31, 1999, the Company's independent petroleum engineers estimated proved oil reserves at December 31, 1999 to be 0.7 million barrels, all of which are classified as proved developed, net to the Company. The Company had no gas reserves at December 31, 1999. The proved developed reserves relate to the Company's Philippine operations.

   During 1999, the Company was reassigned a 2.6% interest in Block C of Service Contract No. 14 from a local company in consideration of an unpaid note receivable. (The Company had previously fully reserved the note receivable in 1996). Consequently, the Company recorded $816 of Property, Plant and Equipment attributable to these assets based on prior investments and $816 of Accumulated Depreciation, Depletion and Amortization since no proven reserves were reacquired. Due to the non-cash nature of the acquisition, these amounts have no effect on the Statement of Consolidated Cash Flows.

   Investments--The Company invests funds in escrow and excess cash in certificates of deposit and commercial paper issued by banks with maturities typically not exceeding 90 days.

   At December 31, 1999, the Company accounted for its investments in unconsolidated entities under the equity method.

   At December 31, 1999, the investment in unconsolidated entities was valued at fair value using methods determined in good faith by management after consideration of all relevant information, including, current financial information and restrictions on dispositions. The values assigned to the investments do not necessarily represent the amount which might ultimately be realized upon the sale or other disposition, since such amounts depend on future circumstances and cannot reasonably be determined until actual liquidation occurs. However, because of the inherent uncertainty of such valuations, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the difference could be material.

   Foreign Exchange Transactions--For financial reporting purposes, the subsidiaries use the United States dollar as their functional currency. Monetary assets and liabilities denominated in foreign currency are translated to U.S. dollars at the rate of exchange in effect at the balance sheet date, and items of income and expense are translated at average monthly rates. Nonmonetary assets and liabilities are translated at the exchange rate in effect at the time such assets were acquired and such liabilities were incurred. Gains and losses on foreign currency transactions are included in income currently and were insignificant during each of 1999 and 1998.

   Accounts With Partners--Accounts with partners represent cash calls due or excess cash calls paid by the partners for exploration, development and production expenditures made by the following subsidiaries of the Company:
APPI-14, APPI-6, and VAALCO Gabon (Etame), Inc.

   Revenue Recognition--The Company recognizes revenues from crude oil and natural gas sales upon delivery to the buyer.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

             (in thousands of dollars, unless otherwise indicated)


   Fair Value of Financial Instruments--The Company's financial instruments consist primarily of cash, trade accounts and note receivables and trade payables. The book values of cash, trade receivables, and trade payables are representative of their respective fair values due to the short-term maturity of these instruments. The book value of the Company's note receivable instruments are considered to approximate the fair value, as the interest rates are adjusted based on rates currently in effect.

   Risks and Uncertainties--The Company's interests are located overseas in certain offshore areas of the Philippines and Gabon.

   Substantially all of the Company's crude oil and natural gas is sold at the well head at posted or index prices under short-term contracts, as is customary in the industry. For the year ended December 31, 1999 one purchaser of the Company's crude oil accounted for essentially all of the Company's total crude oil sales. The Company markets its crude oil share under an agreement with SeaOil, a local Philippines refiner. While the loss of this buyer might have a material effect on the Company in the near term, management believes that the Company would be able to obtain other customers for its crude oil.

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

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133. "Accounting for Derivative Instruments and Hedging Activities" which was amended in June 1999 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB Statement No. 133." SFAS No. 133, as amended, is effective for derivative instruments and hedging activities that require an entity to recognize all derivatives as an asset or liability measured at its fair value. Depending on the intended use of the derivative, changes in its fair value will be reported in the period of change as either a component of earnings or a component of comprehensive income. Retroactive application to periods prior to adoption is not allowed. The Company is not affected by adoption of FASB No. 133, as amended, in this reporting period as it has no current hedging activities.

   Use of Estimates in Financial Statement Preparation--The preparation of financial statements in conformity with generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities as well as certain disclosures. The Company's financial statements include amounts that are based on management's best estimates and judgments. Actual results could differ from those estimates.

   Reclassifications--Certain amounts from 1998 have been reclassified to conform to the 1999 presentation.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

             (in thousands of dollars, unless otherwise indicated)


3. INVESTMENT IN UNCONSOLIDATED ENTITIES

   At December 31, 1999, VAALCO had the following investments:

                                                       December 31, December 31,
                                                           1999         1998
                                                       ------------ ------------
   Investment in Hunt.................................   $ 2,439       $3,094
   Investment in VAALCO Exploration LLC...............     1,758        1,855
                                                         -------       ------
                                                         $ 4,197       $4,949
                                                         =======       ======

   Investment in Hunt represents a $30 million limited partnership interest in Hunt Overseas Exploration Company L.P., a $350 million partnership, giving the Company a 7.5% interest in the assets of the partnership. Cash investments were made to Hunt during 1999 totaling approximately $2.5 million. VAALCO recognized an impairment of $3.1 million and $0.5 million during 1999 and 1998 respectively, reflecting its share of certain dry hole costs and exploration expenses incurred by the Partnership. Investment is recorded under the equity method. At December 31, 1998 the investment had a cost of $18.1 million with an estimated value of $3.1 million. At December 31, 1999, the investment had a cost of $20.6 million and an estimated value of $2.4 million.

   Investment in Joint Venture represents a 50/50 membership interest shared by VAALCO Energy, Inc. and Robert Schneeflock of Paramount Petroleum in VAALCO Exploration LLC. VAALCO Exploration was formed to conduct exploration activities primarily in the onshore Gulf Coast area, including Alabama, Mississippi and Louisiana. VAALCO and Schneeflock have contributed capital interests of 93.75% and 6.25%, respectively. Net Profit is allocated first based on contributed capital interests up to the aggregate amount of Net Loss allocated and thereafter based on membership interest of 50/50. Net Loss is allocated first based on membership interest up to the aggregate amount of Net Profit allocated and thereafter based on contributed capital interest. VAALCO has invested $3.0 million to fund overhead, leases, seismic and other amounts in connection with the business. The Company records the investment under the equity method as VAALCO's membership interest is 50% and neither party has a majority voting interest. Investment value at December 31, 1999 and 1998 was $1.8 and $1.9 million respectively.

   The following summarizes the aggregated financial information for all investments owned by VAALCO, which were accounted for under the equity method as of December 31, 1998 and 1999 respectively:

                                                      December 31,  December 31,
                                                          1999          1998
                                                     -------------- ------------
                                                                         (in
                                                     (in thousands)  thousands)
   Balance Sheet:
     Current assets.................................    $ 23,807      $  9,976
     Oil and gas property...........................      30,431        37,877
     Other assets...................................          19           165
     Owner's equity.................................      44,353        47,436
   Statement of Earnings:
     Income.........................................    $  1,544      $    443
                                                        ========      ========
     Gross profit...................................    $(34,424)     $(29,231)
                                                        ========      ========
     Net loss.......................................    $(34,978)     $(29,951)
                                                        ========      ========
     VAALCO's share of net loss.....................    $ (3,802)     $ (1,120)
                                                        ========      ========

                     VAALCO ENERGY, INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

             (in thousands of dollars, unless otherwise indicated)


4. ACCRUED LIABILITIES

                                                                       December
                                                                          31,
                                                                       ---------
                                                                       1999 1998
                                                                       ---- ----
   Other.............................................................. $129 $136
                                                                       ---- ----

5. STOCKHOLDERS' EQUITY

   The following discussion of shares under option incorporates options granted by the predecessor VAALCO. These obligations were assumed by the Company pursuant to the merger.

   In 1993, an officer and director of the Company was granted options to purchase 75,000 shares of Common Stock of the Company, and was also granted 75,000 stock appreciation rights ("SARs"), all at an exercise price of $10.25 per share. One-third of such options and SAR's vested at the end of each of the three years of the contract term, and are exercisable for five years from the date of vesting. As of December 31, 1999, the options and SAR's were completely vested, 25,000 of the options had expired, and none of the options and SAR's had been exercised. In 1996 additional options were granted to this officer and director for 1,000,000 shares of the Common Stock of the Company at exercise prices of $0.375 per share for 400,000 shares, $0.50 for 300,000 shares and $1.00 for 300,000 shares. The options vest over a term of three years and may be exercised for five years from the vesting date. As of December 31, 1999, the options were completely vested. None of the options had been exercised as of December 31, 1999.

   In 1996, a former officer of the Company was granted warrants to purchase shares of the Company's Common Stock. The warrants have a remaining term expiring August 31, 2003 and consist of the right to purchase 250,000 shares of Common Stock at an exercise price of $0.50 per share; 250,000 shares of Common Stock at an exercise price of $2.50 per share; 250,000 shares of Common Stock at an exercise price of $5.00 per share; and 250,000 shares of Common Stock at an exercise price of $7.50 per share. None of the warrants had been exercised as of December 31, 1999.

   In 1997, another officer of the Company was granted options to purchase 1,000,000 shares at $0.625 per share, vesting 500,000 shares at August 1, 1997 and 500,000 shares at August 1, 1998. None of the options had been exercised as of December 31, 1999.

   An investment banking firm was granted 345,325 warrants to purchase the Company's Common Stock on July 31, 1997 in connection with the private placement of Common Stock. The warrants have a term of five years from the date of issuance and consist of the right to purchase shares at $1.00 per share. The same investment banking firm was granted 100,000 warrants to purchase the Company's Common Stock on April 1, 1998 in connection with the private placement of Common Stock. The warrants have a term of five years from the date of issuance and consist of the right to purchase shares at $2.00 per share. None of the warrants had been exercised as of December 31, 1999.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

             (in thousands of dollars, unless otherwise indicated)


   Information with respect to the Company's stock options are as follows:

                                                    Vested              Weighted
                                                   Options/    Shares   Average
                                                   Warrants     Under   Exercise
                                                  Exercisable  Option    Price
                                                  ----------- --------- --------
   Balance, December 31, 1997....................  2,440,325  3,420,325    1.82
   Granted/Vested................................  1,080,000    100,000    2.00
                                                   ---------  ---------  ------
   Balance, December 31, 1998....................  3,520,325  3,520,325  $ 1.82
   Forfeited.....................................     25,000     25,000   10.25
                                                   ---------  ---------  ------
   Balance, December 31, 1999....................  3,495,325  3,495,325  $ 1.76
                                                   =========  =========  ======

   The following table summarizes information about stock options outstanding as of December 31, 1999:

                                             Weighted-     Weighted-             Weighted-
                                Number        Average       Average    Number     Average
                              Outstanding    Remaining     Exercise  Exercisable Exercise
   Range of Exercise Prices   At 12/31/99 Contractual Life   Price   At 12/31/99   Price
   ------------------------   ----------- ---------------- --------- ----------- ---------
   $0.375 to 1.00..........    2,595,325     2.84 years      $0.65    2,595,325    $0.65
    1.01 to 2.50...........      350,000     3.55 years       2.36      350,000     2.36
    2.51 to 5.00...........      250,000     3.67 years       5.00      250,000     5.00
    5.01 to 10.25..........      300,000     3.16 years       7.96      300,000     7.96
   $0.375 to 10.25.........    3,495,325     3.00 years      $1.76    3,495,325    $1.76

   The Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value as determined by generally recognized option pricing models such as the Black-Scholes model or the binomial model. Because of the inexact and subjective nature of deriving non-freely traded employee stock option values using these methods, the Company has adopted the disclosure-only provisions of SFAS No. 123 and continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

   The provision of SFAS No. 123 had no material effect for 1999.

   The Company follows Statement of Financial Accounting Standards No. 128-- "Earnings per Share," ("SFAS No. 128"), which establishes the requirements for presenting earnings per share ("EPS"). SFAS No. 128 requires the presentations of "basic" and "diluted" EPS on the face of the income statement.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

             (in thousands of dollars, unless otherwise indicated)


   The following schedule is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations.

                                             For the Year Ended December 31,
                                                           1999
                                             ---------------------------------
                                              Per-
                                             Share    Net Loss      Shares
                                             Amount  (Numerator) (Denominator)
                                             ------  ----------- -------------
   Basic EPS
     Net loss attributable to common
      Shareholders.......................... $(0.32)   $(6,572)     20,745
   Effect of Diluted Securities
     Common stock options...................     --         --         160
                                             ------    -------      ------
   Diluted EPS
     Net loss attributable to common
      shareholders.......................... $(0.32)   $(6,572)     20,905
                                             ======    =======      ======

                                             For the Year Ended December 31,
                                                           1998
                                             ---------------------------------
                                              Per-
                                             Share    Net Loss      Shares
                                             Amount  (Numerator) (Denominator)
                                             ------  ----------- -------------
   Basic EPS
     Net loss attributable to common
      shareholders.......................... $(0.09)   $(1,760)     19,169
   Effect of Diluted Securities
     Common stock options...................     --         --       1,569
                                             ------    -------      ------
   Diluted EPS
     Net loss attributable to common
      shareholders.......................... $(0.09)   $(1,760)     20,738
                                             ======    =======      ======

   Options excluded from the above calculation, as they are anti-dilutive, are 2,545,325 and 825,000 for 1999 and 1998 respectively.

7. INCOME TAXES

   The Company and its domestic subsidiaries file a consolidated United States income tax return. Certain subsidiaries' operations are also subject to Philippine income taxes. Provision (benefit) for income taxes consists of the following:

                                                                   Year Ended
                                                                  December 31,
                                                                  -------------
                                                                   1999   1998
                                                                  ------ ------
   U.S. federal:
     Current..................................................... $   -- $  --
     Deferred....................................................     --    --
   Philippine:
     Current.....................................................     --    (6)
     Deferred....................................................    163    --
                                                                  ------ -----
       Total..................................................... $  163 $  (6)
                                                                  ====== =====

                     VAALCO ENERGY, INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

             (in thousands of dollars, unless otherwise indicated)


   The primary differences between the financial statement and tax bases of assets and liabilities at December 31, 1999 and 1998 are as follows:

                                                                   Year Ended
                                                                  December 31,
                                                                 --------------
                                                                  1999    1998
                                                                 ------- ------
   Deferred Tax Liabilities:
     Unrealized foreign exchange gain........................... $   265 $  102
                                                                 ------- ------
   Deferred Tax Assets:
     Reserves not currently deductible..........................   1,044    756
     Operating loss carryforwards...............................  13,742  5,518
     Alternative minimum tax credit carryover...................     635    635
     Other assets...............................................     284    120
                                                                 ------- ------
                                                                  15,705  7,029
   Valuation allowance..........................................  15,070  6,394
                                                                 ------- ------
                                                                     635    635
                                                                 ------- ------
   Net deferred tax asset....................................... $   370 $  533
                                                                 ======= ======

   Pretax income (loss) is comprised of the following:

                                                                Year Ended
                                                               December 31,
                                                              ----------------
                                                               1999     1998
                                                              -------  -------
   United States............................................. $(5,545) $(2,276)
   Foreign (Philippine/Gabon)................................    (864)     510
                                                              -------  -------
                                                              $(6,409) $(1,766)
                                                              =======  =======

   A reconciliation between the provision (benefit) for income taxes recognized in the Company's Statements of Operations computed by applying the statutory federal income tax rate and income taxes to pre-tax losses follows:

                                                              Year ended
                                                             December 31,
                                                             ----------------
                                                              1999      1998
                                                             ------    ------
   Statutory income tax rate................................    (35)%     (35)%
   Effective income tax rate................................      3%        1%
                                                             ------    ------
                                                                (32)%     (34)%
                                                             ======    ======

   At December 31, 1999, the Company and its subsidiaries had no foreign tax credit ("FTC") carryforwards for United States tax purposes.

   At December 31, 1999, the Company and its subsidiaries had net operating loss ("NOL") carryforwards of approximately $38.1 million for United States income tax purposes. A full valuation allowance has been provided against this NOL. Due to previous ownership changes, Internal Revenue Code section 382 will limit future utilization of the net operating loss carryforwards.

   At December 31, 1999, the Company was subject to federal taxes only, with no allocations made to state and local taxes.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

             (in thousands of dollars, unless otherwise indicated)


8. RELATED-PARTY TRANSACTIONS

   The 1818 Fund entered into a guaranty and covenant agreement with Hunt under which the 1818 Fund is contingently liable to Hunt in the amount of undrawn cash commitments of 1818 Oil of $9,374 and $11,849 as of December 31, 1999 and 1998, respectively.

   As compensation for its services, prior to the merger in April 1998, the 1818 Fund paid BBH&Co. quarterly management fees, in arrears, in an amount equal to one percent per annum of the average weekly amount of invested funds for each fiscal quarter. It was the policy of the 1818 Fund to bear 1818 Oil's allocable share of these costs on behalf of 1818 Oil.

9. COMMITMENTS AND CONTINGENCIES

   The Company owns a 17.9% interest in a block offshore Gabon, the Etame Block. The block contains the recent Etame discovery as well as previous discoveries that the Company is currently evaluating to determine their commercial viability. The Company and its partners undertook an obligation to the Government of Gabon to obtain and process seismic data and to drill one commitment well on the Etame Block over the three-year term of the license. In April 1998, a participation agreement was entered into with Western Atlas Afrique, Ltd. ("Western Atlas"), a subsidiary of Western Atlas International, Inc., to conduct a 320 square kilometer seismic survey at Western Atlas' sole cost and to pay a disproportionate 80% of the cost, up to $4.7 million, of the first commitment well. In return for these payments, Western Atlas earned a 65% interest in the production-sharing contract. In June 1998, Western Atlas completed the above-mentioned acquisition of seismic data over the property. This data was processed, and the Company drilled the commitment well, the Etame No. 1 well, in June 1998 resulting in a 3,700 BOPD Gamba sandstone discovery on the block. Completion of the Etame No. 1 well satisfied all of the Company's obligations to the Government of Gabon under the primary three-year term of the contract.

   During 1998, the consortium of companies owning the Etame Block production sharing contract agreed to renew the production sharing contract for three additional years, thereby taking on a commitment to drill two additional exploration wells and to perform a 3-D seismic reprocessing. A delineation well, the Etame 2V well, was drilled in January 1999 and encountered additional oil pay in the Gamba sandstone, however the well encountered the Gamba sandstone lower than expected. The Company is currently reprocessing the 3-D seismic data prior to drilling additional delineation wells. The Company anticipates drilling at least one additional delineation well in 2000. The Etame 2V counted as the first of the two commitment wells under the three-year contract term extension.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES

         SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES

                                  (Unaudited)

             (in thousands of dollars, unless otherwise indicated)

   The following information is being provided as supplemental information in accordance with certain provisions of SFAS No. 69, "Disclosures about Oil and Gas Producing Activities". The Company's reserves are located offshore of the Republic of the Philippines. The following tables set forth costs incurred, capitalized costs, and results of operations relating to oil and natural gas producing activities for each of the periods. (See "Footnote 1--ORGANIZATION")

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

                                                       United
                                                       States    International
                                                     ----------- -------------
                                                     1999  1998   1999   1998
                                                     ---- ------ ------ ------
  Costs incurred during the year:
    Exploration(1).................................. $601 $1,215 $1,234 $1,515
    Acquisition--unproved...........................   --    180     --     --
                                                     ---- ------ ------ ------
      Total......................................... $601 $1,395 $1,234 $1,515
                                                     ==== ====== ====== ======
  Company's share of equity method investee's costs
   incurred(1)...................................... $945 $1,613 $1,829 $1,373
                                                     ==== ====== ====== ======

--------
(1) Includes costs which are capitalized or expensed.

   In 1999, of the $601 of United States exploration costs incurred, $220 was expensed for dry hole costs. Of the $1,234 in International exploration costs incurred, $217 was expensed for geophysical costs. In 1998, of the $1,215 of U.S. exploration costs incurred, $632 was expensed for dry hole costs. International exploration costs include capitalized costs of $1,259 for Etame, and $255 was expensed for the Gabon Equata Block as the lease term expired. The Company's share of investee's costs was for the Paramount joint venture in the U.S. and Hunt internationally.

Capitalized Costs Relating to Oil and Gas Producing Activities:

                                                                 Year Ended
                                                                December 31,
                                                                --------------
                                                                 1999    1998
                                                                ------  ------
   Capitalized costs--
     Unproved properties not being amortized..................  $4,365  $3,205
   Properties being amortized.................................      --      89
                                                                ------  ------
       Total capitalized costs................................   4,365   3,294
     Less accumulated depreciation, depletion, and
      amortization............................................    (816)    (10)
                                                                ------  ------
     Net capitalized costs....................................  $3,549  $3,284
                                                                ======  ======
   Company's share of equity method investee's net capitalized costs.....................................................  $4,850  $4,453
                                                                ======  ======

   The capitalized costs pertain to the Company's producing activities in the Philippines, the Etame discovery and U.S. activities. As a result of the merger with 1818 Oil Corp., $39.5 million carried by VAALCO in previously fully depleted costs carried in capitalized costs were closed out against the associated accumulated depreciation, depletion and amortization.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES

                                  (Unaudited)

             (in thousands of dollars, unless otherwise indicated)


   Results of Operations for Oil and Gas Producing Activities:

                                                United States   International
                                                --------------  --------------
                                                 1999    1998    1999    1998
                                                -------  -----  -------  -----
   Crude oil and gas sales....................  $    29  $  26  $   795  $ 569
   Production expense.........................      (75)   (18)    (478)  (448)
   Exploration expense........................   (1,271)  (632)      --   (255)
   Depreciation, depletion and amortization...       --     --       --     --
                                                -------  -----  -------  -----
   Loss before taxes..........................   (1,317)  (624)     317   (134)
   Income tax benefit.........................       --     --     (163)     6
                                                -------  -----  -------  -----
   Results from oil and gas producing
    activities................................  $(1,317) $(624) $   154  $(128)
                                                =======  =====  =======  =====
   Company's share of equity method investee's
    results of operations.....................  $    --  $  --  $(2,185) $(851)
                                                =======  =====  =======  =====

Proved Reserves

   The following tables set forth the net proved reserves of VAALCO Energy, Inc. as of December 31, 1999 and 1998, and the changes therein during the periods then ended.

                                                                     Oil (MBbls)
                                                                     -----------
   PROVED RESERVES:
   BALANCE AT DECEMBER 31, 1997.....................................       --
     Production.....................................................      (91)
     Acquired in merger.............................................    1,154
     Sales of reserves in place.....................................     (372)
   BALANCE AT DECEMBER 31, 1998.....................................      691
                                                                        -----
     Production.....................................................      (91)
     Revisions......................................................       61
                                                                        -----
   BALANCE AT DECEMBER 31, 1999.....................................      661
                                                                        =====

   In April 1998, the Company merged with 1818 Oil Corp. The 1818 Oil Corp. acquisition has been accounted for as a reverse acquisition and 1818 Oil Corp. is the acquiring entity for financial accounting purposes.

                                                                     Oil (MBbls)
   PROVED DEVELOPED RESERVES                                         ----------
   Balance at December 31, 1998.....................................    691
   Balance at December 31, 1999.....................................    661

   All of the Company's Proved Developed Reserves are located offshore the Republic of the Philippines.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES

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

   The future cash flows are based on sales prices and costs in existence at the dates of the projections, excluding the interests of the Philippine government and the other consortium members. Future production costs do not include overhead charges allowed under joint operating agreements or headquarters general and administrative overhead expenses. Future development costs include amounts accrued attributable to future abandonment when the wells become uneconomic to produce. The standardized measure of discounted cash flows for 1999 do not include the costs of abandoning the Company's non-producing properties.

                                                                 Philippines
                                                                --------------
                                                                December 31,
                                                                --------------
                                                                 1999    1998
                                                                ------  ------
   Future cash inflows......................................... $7,825  $4,146
   Future production costs..................................... (3,086) (2,801)
   Future development costs.................................... (1,605) (1,517)
   Future income tax expense...................................     --      --
                                                                ------  ------
   Future net cash flows.......................................  3,134    (172)
   Discount to present value at 10% annual rate................    311     398
                                                                ------  ------
   Standardized measure of discounted future net cash flows.... $2,823  $  226
                                                                ======  ======

   Future development costs at December 31, 1999 includes $1,605 for future abandonment costs which have been accrued by the Company. Due to the availability of net operating loss carryforwards, there is no future income tax expense attributable to the Company's reserves.

Changes in Standardized Measure of Discounted Future Net Cash Flows:

   The following table sets forth the changes in standardized measure of discounted future net cash flows as follows:

                                                                    December
                                                                       31,
                                                                   ------------
                                                                    1999   1998
                                                                   ------  ----
   BALANCE AT BEGINNING OF PERIOD................................. $  226  $ --
   Sales of oil and gas, net of production costs..................   (271) (129)
   Net changes in prices and production costs.....................  2,350    --
   Revisions of previous quantity estimates.......................    495    --
   Purchase (Sale) of reserves in place, net of taxes.............     --   355
   Changes in estimated future development costs..................     --    --
   Development costs incurred during the period...................     --    --
   Accretion of discount..........................................     23    --
   Net change in income taxes.....................................     --    --
   Change in production rates (timing) and other..................     --    --
                                                                   ------  ----
   BALANCE AT END OF PERIOD....................................... $2,823  $226
                                                                   ======  ====

                     VAALCO ENERGY, INC. AND SUBSIDIARIES

                                  (Unaudited)

             (in thousands of dollars, unless otherwise indicated)


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

   In accordance with the guidelines of the U.S. Securities and Exchange Commission, the Company's estimates of future net cash flow from the Company's properties and the present value thereof are made using oil and natural gas contract prices in effect as of year end and are held constant throughout the life of the properties except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. The contract price as of December 31, 1999 was $11.95 per Bbl for Matinloc oil and $11.45 per barrel for Nido oil in the Philippines.

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

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

   Information required by this item will be included in the Company's proxy statement for its 2000 annual meeting, which will be filed with the Commission within 120 days of December 31, 1999, and which is incorporated herein by reference.

Item 10. Executive Compensation

   Information required by this item will be included in the Company's proxy statement for its 2000 annual meeting, which will be filed with the Commission within 120 days of December 31, 1999, and which is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management

   Information required by this item will be included in the Company's proxy statement for its 2000 annual meeting, which will be filed with the Commission within 120 days of December 31, 1999, and which is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions

   Information required by this item will be included in the Company's proxy statement for its 2000 annual meeting, which will be filed with the Commission within 120 days of December 31, 1999, and which is incorporated herein by reference.

Item 13. Exhibits and Reports on Form 8-K

         Plan of acquisition, reorganization , arrangement, liquidation or
 2.      succession

 2.1 (a) Stock Acquisition Agreement and Plan of Reorganization dated February
         17, 1998 by and among the Company and the 1818 Fund II, L.P.

         First Amendment to Stock Acquisition Agreement and Plan of
 2.2 (c) Reorganization, dated April 21, 1998

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

 10.4(d)  Operating Agreement, dated July 17, 1975, among Philippines--Cities
          Service, Inc., Husky (Philippines) Oil, Inc., Oriental Petroleum and
          Minerals Corporation, Philippines-Overseas Drilling & Oil Development
          Corporation, Basic Petroleum and Minerals, Inc., Landoil Resources
          Corporation, Westrans Petroleum, Inc. and Philippine National Oil
          Company, as amended.

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

 10.11(f) Letter of Intent for Etame Block, Offshore Gabon dated January 22,
          1998 between the Company and Western Atlas International, Inc.

 10.12(f) Farm In Agreement for Service Contract No. 14 Offshore Palawan
          Island, Philippines dated September 24, 1996 between the Company and
          SOCDET Production PTY, Ltd.

 10.13(f) Letter Agreement between the Company and Northstar Interests LLC.
          dated December 5, 1996.

 10.14(g) Registration Rights Agreement, dated July 28, 1998, by and among the
          Company, Jefferies & Company, Inc. and the investors listed therein.

 10.15(h) Warrant Agreement to Purchase Shares of Common Stock of VAALCO
          Energy, Inc., dated July 31, 1998, between VAALCO Energy, Inc. and
          Jefferies & Company, Inc.

 10.16(c) Registration Rights Agreement among the Company and The 1818 Fund II,
          L.P., dated April 21, 1998.

 10.17(c) Registration Rights Agreement dated April 21, 1998 by and among the
          Company, Jefferies & Company, Inc. and the investors listed therein.

 10.18(i) Assignment Agreement between the Company, members of the Service
          Contract 14 Consortium and SOCDET dated December 29, 1998.

 21.1     Subsidiaries of the Registrant

 27.      Financial Data Schedule

--------
(a) Filed as an exhibit to the Company's report on Form 8-K filed with the Commission on March 4, 1998 (file no. 000-20928) and hereby incorporated by reference herein.
(b) Filed as an exhibit to the Company's Registration Statement on Form S-3 filed with the Commission on July 15, 1998 and hereby incorporated by reference herein.
(c) Filed as an exhibit to the Company's Report on Form 8-K filed with the Commission on May 6, 1998 and hereby incorporated by reference herein.

(d) Filed as an exhibit to the Company's Form 10 (File No. 0-20928) filed on December 3, 1992, as amended by Amendment No. 1 on Form 8 on January 7, 1993, and by Amendment No. 2 on Form 8 on January 25, 1993, and hereby incorporated by reference herein.
(e) Filed as an exhibit to the Company's Form 10-QSB for the quarterly period ended September 30, 1995, and hereby incorporated by reference herein.
(f) Filed as an exhibit to the Company's Form 10-KSB for the annual period ended December 31, 1996, and hereby incorporated by reference herein.
(g) Filed as an exhibit to the Company's Form 10-QSB for the quarterly period ended June 30, 1997, and hereby incorporated by reference herein.
(h) Filed as an exhibit to the Company's Form 10-KSB for the annual period ended December 31, 1997, and hereby incorporated by reference herein.
(i) Filed as an exhibit to the Company's Form 10-KSB for the annual period ended December 31, 1998, and hereby incorporated by reference herein.

   (b) Reports on Form 8-K.

   None

                                  SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VAALCO ENERGY, INC.
                                          (Registrant)

                                                /s/ W. Russell Scheirman
                                          By __________________________________
                                             W. Russell Scheirman,
                                             President, Chief Financial
                                              Officer and Director

   Dated March 30, 2000

   In accordance with the Exchange Act, this report has been signed below on the 30th day of March, by the following persons on behalf of the registrant and in the capacities indicated.

                 Signature                                 Title
                 ---------                                 -----

       /s/ Robert L. Gerry, III             Chairman of the Board, Chief
___________________________________________  Executive Officer and Director
           Robert L. Gerry, III              (Principal Executive Officer)

      /s/ Virgil A. Walston, Jr.            Vice Chairman of the Board, Chief
___________________________________________  Operating Officer and Director
          Virgil A. Walston, Jr.

       /s/ W. Russell Scheirman             President, Chief Financial Officer
___________________________________________  and Director (Principal Financial
           W. Russell Scheirman              Officer and Principal Accounting
                                             Officer)

                 /s/                        Director
___________________________________________
              Walter W. Grist

                 /s/                        Director
___________________________________________
              T. Michael Long

                 /s/                        Director
___________________________________________
              Arne R. Nielsen

                 /s/                        Director
___________________________________________
            Lawrence C. Tucker