Form 10QSB
period 2000-03-31
VAALCO ENERGY INC /DE/
filed 2000-05-11
CIK 894627

--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                             ____________________
                                  FORM 10-QSB
(Mark One)
   [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

     As of May 11, 2000 there were outstanding 20,744,569 shares of Common Stock, $.10 par value per share, of the registrant.


--------------------------------------------------------------------------------

                     VAALCO ENERGY, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets (Unaudited)
   March 31, 2000 and December 31, 1999.................................    3
Statements of Consolidated Operations (Unaudited)
   Three months ended March 31, 2000 and 1999...........................    4
Statements of Consolidated Cash Flows (Unaudited)
   Three months ended March 31, 2000 and 1999...........................    5
Notes to Consolidated Financial Statements..............................    6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS..................................    9

PART II.  OTHER INFORMATION.............................................   12

                     VAALCO ENERGY, INC.  AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
              (in thousands of dollars, except par value amounts)

                                                                                     March 31,        December 31,
                                                                                      2000                1999
                                                                                    ---------         -----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                         $  2,681          $  2,925
  Funds in escrow                                                                         31               108
  Receivables:
    Trade                                                                                502               411
    Other                                                                                145               131
  Materials and supplies, net of allowance for inventory obsolescence of $9              333               332
  Prepaid expenses and other                                                              90                24
                                                                                    --------          --------
    Total current assets                                                               3,782             3,931
                                                                                    --------          --------
PROPERTY AND EQUIPMENT-SUCCESSFUL EFFORTS METHOD
  Wells, platforms and other production facilities                                     1,341             1,331
  Undeveloped acreage                                                                    541               703
  Work in progress                                                                     1,901             2,331
  Equipment and other                                                                     65                64
                                                                                    --------          --------
                                                                                       3,848             4,429
Accumulated depreciation, depletion and amortization                                    (844)             (840)
                                                                                    --------          --------
    Net property and equipment                                                         3,004             3,589
                                                                                    --------          --------
OTHER ASSETS:
    Funds in escrow                                                                    8,326             9,966
    Investment in unconsolidated entities                                              3,492             4,197
    Deferred tax asset                                                                   370               370
    Other long-term assets                                                                71                35
                                                                                    --------          --------
TOTAL                                                                               $ 19,045          $ 22,088
                                                                                    ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                                          $    569          $    609
  Accounts with partners                                                                 389               403
                                                                                    --------          --------
    Total current liabilities                                                            958             1,012
                                                                                    --------          --------
MINORITY INTEREST                                                                         12                12

FUTURE ABANDONMENT COSTS                                                               3,297             3,297
                                                                                    --------          --------
  Total liabilities                                                                    4,267             4,321
                                                                                    --------          --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $25 par value, 500,000 shares authorized;
    10,000 shares issued and outstanding in 2000 and 1999                                250               250
  Common stock, $.10 par value, 100,000,000 authorized shares
   20,749,964 shares issued of which 5,395 are in the treasury in 2000 and 1999        2,075             2,075
  Additional paid-in capital                                                          41,215            41,215
  Accumulated deficit                                                                (28,750)          (25,761)
  Less treasury stock, at cost                                                           (12)              (12)
                                                                                    --------          --------
    Total stockholders' equity                                                        14,778            17,767
                                                                                    --------          --------
TOTAL                                                                               $ 19,045          $ 22,088
                                                                                    ========          ========

                                  See notes to consolidated financial statements.

                     VAALCO ENERGY, INC.  AND SUBSIDIARIES
                    STATEMENTS OF CONSOLIDATED  OPERATIONS
                                  (Unaudited)
              (in thousands of dollars, except per share amounts)


                                                  Three months Ended March 31,
                                                  ----------------------------
                                                   2000                 1999
                                                  -------              -------
REVENUES:
  Oil and gas sales                               $   289              $   126
                                                  -------              -------
                                                      289                  126
                                                  -------              -------
OPERATING COSTS AND EXPENSES:
  Production expenses                                  74                   59
  Depreciation, depletion and amortization              4                    2
  Exploration costs                                   554                   --
  General and administrative expenses                 408                  490
                                                  -------              -------
    Total operating costs and expenses              1,040                  551
                                                  -------              -------

OPERATING LOSS                                       (751)                (425)

OTHER INCOME (EXPENSE):
  Interest income                                     155                  259
  Equity loss in unconsolidated entities           (2,393)                (511)
  Other, net                                           --                   25
                                                  -------              -------
    Total other income (expense)                   (2,238)                (227)
                                                  -------              -------
LOSS ATTRIBUTABLE
TO COMMON SHAREHOLDERS                            $(2,989)             $  (652)
                                                  =======              =======
LOSS  PER COMMON SHARE:
  BASIC AND DILUTED                               $ (0.14)             $ (0.03)
                                                  =======              =======
WEIGHTED AVERAGE COMMON SHARES:
  BASIC                                            20,745               20,755
                                                  =======              =======
  DILUTED                                          20,834               20,930
                                                  =======              =======


                See notes to consolidated financial statements.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (Unaudited)
                           (in thousands of dollars)

                                                                 Three months
                                                                Ended March 31,
                                                                ---------------
                                                                  2000    1999
                                                                ------- -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $(2,989)  $  (652)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation, depletion and amortization                        4         2
    Equity loss in unconsolidated entities                      2,393       511
    Exploration expense                                           554        --
  Change in assets and liabilities that provided (used) cash:
    Funds in escrow                                             1,717     5,119
    Trade receivables                                             (91)       44
    Accounts with partners                                        (14)   (4,812)
    Other receivables                                             (14)       (1)
    Materials and supplies                                         (1)      (20)
    Prepaid expenses and other                                    (66)      (12)
    Accounts payable and accrued liabilities                      (40)     (123)
                                                              -------   -------
      Net cash provided by operating activities                 1,453        56
                                                              -------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Disposals of property and equipment                            27      (960)
    Investment in unconsolidated entities                      (1,688)     (519)
    Other                                                         (36)     (249)
                                                              -------  --------
      Net cash used in investing activities                    (1,697)   (1,728)
                                                              -------  --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                          (244)   (1,672)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                2,925     6,671
                                                              -------  --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $ 2,681  $  4,999
                                                              =======  ========

                See notes to consolidated financial statements.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31,2000
                                  (Unaudited)


1.   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements of VAALCO Energy, Inc. and Subsidiaries (collectively, "VAALCO" or the "Company"), included herein are unaudited, but include all adjustments consisting of normal recurring accruals which the Company deems necessary for a fair presentation of its financial position, results of operations and cash flows for the interim period. Such results are not necessarily indicative of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1999.

     VAALCO Energy, Inc., a Delaware corporation, is a Houston-based independent energy company principally engaged in the acquisition, exploration, development and production of crude oil and natural gas. VAALCO owns producing properties and conducts exploration activities as operator of consortium internationally in the Philippines and Gabon. Through participation in a partnership with Hunt Oil Company, VAALCO has additional international exploration interests. Domestically, the Company has interests in the Texas Gulf Coast area.

     VAALCO's Philippine subsidiaries include Alcorn (Philippines) Inc., Alcorn (Production) Philippines Inc. and Altisima Energy, Inc. VAALCO's Gabon subsidiaries are VAALCO Gabon (Etame), Inc., VAALCO Production (Gabon), Inc. and VAALCO Energy (Gabon), Inc. VAALCO Energy (USA), Inc. holds interests in certain properties in the United States.

2.   RECENT DEVELOPMENTS

     The Company is the operator of a 3,073 square kilometer concession known as the Etame Block offshore Gabon, West Africa, with a working interest ownership of 17.9%. The Company made a Gamba sandstone discovery on the concession in 1998, which tested approximately 3,700 barrels of oil per day on a 32/64's inch choke. In January 1999, the Company completed the drilling of the Etame 2V delineation well on its concession offshore Gabon. The well logged oil pay in the Gamba Sandstone, however, the reservoir was encountered at a lower depth than expected. During the second quarter of 1999, a seismic reprocessing effort was commenced to better delineate the Gamba reservoir, which lies below a layer of salt. In February 2000, the Company completed the seismic reprocessing activities and has recommended to the consortium a third drilling location. At least one delineation well is planned for the year 2000.

     The Company holds a 7.5% limited partnership interest in Hunt Overseas Exploration Company, L.P. ("Hunt"). Hunt holds concessions in Peru, Argentina, Ethiopia, Niger, Ghana and Nova Scotia on which exploration activities have been conducted since formation of the partnership in 1995. The Company's obligations under the partnership were to contribute up to $22.5 million for its share of the exploration phase of the partnership, $22.3 million of which had been funded as of March 31, 2000. In addition, if

                     VAALCO ENERGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31,2000
                                  (Unaudited)


     Hunt discovers oil, the Company may be required to contribute an additional $7.5 million to fund the appraisal of the discovery.

     In November 1999, Hunt mobilized a semi-submersible drilling rig to Ghana to drill an exploration well offshore Ghana. The well targeted a large turbidite structure at a location in 3,000 feet of water depth. The well was plugged and abandoned after encountering non-commercial oil shows in February 2000.

     Hunt also mobilized a land rig in November 1999 to Niger from Algeria, to drill three exploration wells on prospects on the partnership's concession in Niger. The wells tested three separate structures, which were defined through a seismic campaign undertaken in 1996. All three exploration wells were abandoned with no significant hydrocarbon shows.

     VAALCO's share of the costs of the well offshore Ghana and the three wells in Niger was approximately $4.0 million, all of which was funded as of March 31, 1999. In February 2000, a payment was made to the partnership of approximately $1.7 million.

     The recent drilling campaign in Niger and Ghana essentially completes the expenditure of funds available for the exploration phase of the partnership. The partnership may seek carried interests on the concessions from farm-in partners prior to the expiration of the concessions. However, Hunt has indicated that companies that do not wish to participate further in the partnership may elect to reassign their interests in the partnership to Hunt Oil and be released from further obligations to the partnership. The Company is currently studying its options under such an arrangement and expects to make a decision during the second quarter of 2000.

     Because the exploration phase of the partnership is essentially completed, the Company has taken a charge of $2.3 million against its share of the partnership assets in the first quarter, fully depleting exploration assets carried for the partnership. The remaining value attributed to the Hunt investment consists of VAALCO's 7.5% interest in cash held by the partnership, net of current assets and liabilities. To secure its remaining obligations to the partnership, pending any future release from these obligations, the Company maintains an escrow account. As of March 31, 2000, $8.3 million remained in the escrow account. If Hunt does not call all of the escrowed funds as provided in the partnership agreement of Hunt, or if the Company chooses to leave the partnership with the consent of Hunt Oil, the cash collateral will be released to the Company.

3.   EARNINGS PER SHARE

     The weighted average common shares outstanding represent those of historical VAALCO for the applicable periods.

     The Company accounts for earnings per share in accordance with the Statement of Financial Accounting Standard No. 128 - "Earnings per Share." ("SFAS No. 128") which establishes the requirements for presenting earnings per share ("EPS"). SFAS No.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31,2000
                                  (Unaudited)


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

The Company produces oil from the Matinloc and Nido fields in the South China Sea, located in the Philippines. During the year ended December 31, 1999, total production from the fields was

                     VAALCO ENERGY, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


approximately 313,000 gross barrels of oil. Production in three months ending March 31, 2000 was approximately 79,000 gross barrels of oil. Substantially all of the Company's crude oil and natural gas is sold at the well head at posted or index prices under short-term contracts, as is customary in the industry. The Company markets its share of crude oil under an agreement with Seaoil, a local Philippines refiner. While the loss of this buyer might have a material effect on the Company in the near term, management believes that the Company would be able to obtain other customers for its crude oil.

The Company has recommended the drilling of an additional delineation well on the Etame Block offshore Gabon during 2000. The Company's share of the cost of the well is estimated to be $1.1 million.

The Company has a 7.5% interest in Hunt, which has entered into production sharing contracts and other arrangements that entitle it to explore for oil and gas, both onshore and offshore, on approximately 34 million acres in various countries, including Argentina, Canada, Ethiopia, Ghana, Niger and Peru. The Company's obligations under the partnership were to contribute up to $22.5 million for its share of the exploration phase of the partnership, $22.3 million of which had been funded as of March 31, 2000. In addition, if Hunt discovers oil, the Company may be required to contribute an additional $7.5 million to fund the appraisal of the discovery.

Because the funds designated for the exploration phase have been essentially depleted without a commercial discovery, Hunt has indicated that Companies that do not wish to participate further in the partnership may elect to reassign their interests in the partnership to Hunt Oil and be released from further obligations to the partnership. The Company is currently studying its options under such an arrangement and expects to make a decision during the second quarter of 2000. If Hunt does not call the escrowed funds as provided in the partnership agreement of Hunt, or if the Company chooses to leave the partnership with the consent of Hunt Oil, the cash collateral will be released to the Company.

The Company participates in a joint venture with Paramount Petroleum, Inc. to conduct exploration activities primarily in the onshore Gulf Coast area, including Alabama, Mississippi and Louisiana, wherein the Company receives one half of all interests earned by the joint venture. The Company invested $3.0 million in the Paramount joint venture, $1.4 million of which has been impaired to date. There can be no assurance that the Company will realize a return on this investment or that the Company's investment in the Paramount joint venture will be successful.

The Company continues to seek financing to fund new and existing projects and to acquire additional assets. The Company will rely on the issuance of equity and debt securities, assets sales and cash flow from operations to provide the required capital for funding future operations. While there can be no assurance the Company will be successful in raising new financing, management believes the prospects the Company has in hand will enable it to attract sufficient capital to fund required oil and gas activities.

During 2000, the Company anticipates that it will make capital expenditures on oil and gas properties of approximately $3.5 million, including Hunt partnership expenditures.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Approximately $1.7 million of the projected capital expenditure amount had been spent as of March 31, 2000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

Revenues

Total revenues were $289 thousand for the three months ended March 31, 2000 compared to $126 thousand for the comparable period in 1999. Higher crude prices in 2000 accounted for the increase in revenues.

Operating Costs and Expenses

Total production expenses for the three months ended March 31, 2000 were $74 thousand compared to $59 thousand in 1999. 2000 expenditures included generator repairs at Matinloc. Exploration expense was $554 thousand for the three months ended March 31, 2000, compared to $0 in 1999. Exploration expense included $392 thousand for dry hole expense associated with a well drilled in Demmit County, Texas and $162 thousands for costs associated with lease expirations in Brazos County, Texas. General and administrative expenses for the three months ended 2000 and 1999 were $408 thousand and $490 thousands, respectively a reduction of $82 thousand for the quarter.

Other Income (Expense)

Interest income of $155 thousand was received from amounts on deposit in 2000 compared to $259 thousand in the quarter ended March 31, 1999. Smaller balances on deposit in 2000 compared to 1999 caused the difference. The equity loss in unconsolidated entities in the quarter ended March 31, 2000 of $2,393 thousand consisted of partnership expenses of $2,257 thousand associated with the Hunt partnership. The expenses consisting primarily of exploration expense for dry holes in Ghana and Niger, expenses for partnership general and administrative costs, and a decision by the Company to write off its share of all exploration assets other than cash and net working capital held by the partnership given the essential completion of the exploration phase of the partnership. In addition, $136 thousand of equity loss was incurred associated with the Paramount joint venture during the first quarter 2000. 1999 period losses consisted of $511 thousand associated with Hunt partnership exploration expenses and the Paramount joint venture.

Net Loss

Net loss attributable to common stockholders for the three months ended March 31, 2000 was $2,989 thousand, compared to a net loss attributable to common stockholders of $652 thousand for the same period in 1999. The net loss in for both periods was primarily due to exploration costs associated with Hunt and the Paramount joint venture.

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

VAALCO ENERGY, INC.
(Registrant)



By /s/W. RUSSELL SCHEIRMAN
   ----------------------------------------
   W. RUSSELL SCHEIRMAN, PRESIDENT,
   Chief Financial Officer and Director
   (on behalf of the Registrant and as the
   principal financial officer)


Dated May 11, 2000