Form 10QSB
period 2000-06-30
VAALCO ENERGY INC /DE/
filed 2000-08-11
CIK 894627

--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                             ____________________
                                  FORM 10-QSB
(Mark One)
  [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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



     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  x  No
    ----   ___.


     As of August 11, 2000 there were outstanding 20,744,569 shares of Common Stock, $.10 par value per share, of the registrant.


--------------------------------------------------------------------------------

                     VAALCO ENERGY, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION


CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets (Unaudited)
   June 30, 2000 and December 31, 1999..............................    3
Statements of Consolidated Operations (Unaudited)
   Three months and six months ended June 30, 2000 and 1999.........    4
Statements of Consolidated Cash Flows (Unaudited)
   Six months ended June 30, 2000 and 1999..........................    5
Notes to Consolidated Financial Statements..........................    6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS..............................    8

PART II.  OTHER INFORMATION.........................................   12

                     VAALCO ENERGY, INC.  AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
              (in thousands of dollars, except par value amounts)


                                                                                           JUNE 30,                  DECEMBER 31,
                                                                                             2000                       1999
                                                                                          ----------                 -----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                              $      10,486          $        2,925
  Funds in escrow                                                                                   31                     108
  Receivables:
    Trade                                                                                          703                     411
    Other                                                                                        1,443                     131
  Materials and supplies, net of allowance for inventory obsolescence of $9                        331                     332
  Prepaid expenses and other                                                                        65                      24
                                                                                         -------------          --------------
    Total current assets                                                                        13,059                   3,931
                                                                                         -------------          --------------

PROPERTY AND EQUIPMENT-SUCCESSFUL EFFORTS METHOD
  Wells, platforms and other production facilities                                               1,226                   1,331
  Undeveloped acreage                                                                              676                     703
  Work in progress                                                                               2,294                   2,331
  Equipment and other                                                                               67                      64
                                                                                         -------------          --------------
                                                                                                 4,263                   4,429
Accumulated depreciation, depletion and amortization                                              (848)                   (840)
                                                                                         -------------          --------------
    Net property and equipment                                                                   3,415                   3,589
                                                                                         -------------          --------------

OTHER ASSETS:
    Funds in escrow                                                                                 --                   9,966
    Investment in unconsolidated entities                                                        1,640                   4,197
    Deferred tax asset                                                                             370                     370
    Other long-term assets                                                                          61                      35
                                                                                         -------------          --------------
TOTAL                                                                                    $      18,545          $       22,088
                                                                                         =============          ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                                               $         548          $          609
  Accounts with partners                                                                           519                     403
                                                                                         -------------          --------------
    Total current liabilities                                                                    1,067                   1,012
                                                                                         -------------          --------------

MINORITY INTEREST                                                                                   12                      12

FUTURE ABANDONMENT COSTS                                                                         3,297                   3,297
                                                                                         -------------          --------------
  Total liabilities                                                                              4,376                   4,321
                                                                                         -------------          --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $25 par value, 500,000 shares authorized;
    10,000 shares issued and outstanding in 2000 and 1999                                          250                     250
  Common stock, $.10 par value, 100,000,000 authorized shares
   20,749,964 shares issued of which 5,395 are in the treasury in 2000 and 1999                  2,075                   2,075
  Additional paid-in capital                                                                    41,215                  41,215
  Accumulated deficit                                                                          (29,359)                (25,761)
  Less treasury stock, at cost                                                                     (12)                    (12)
                                                                                         -------------          --------------
    Total stockholders' equity                                                                  14,169                  17,767
                                                                                         -------------          --------------

TOTAL                                                                                    $      18,545          $       22,088
                                                                                         =============          ==============


See notes to consolidated financial statements.

                     VAALCO ENERGY, INC.  AND SUBSIDIARIES
                    STATEMENTS OF CONSOLIDATED  OPERATIONS
                                  (Unaudited)
              (in thousands of dollars, except per share amounts)


                                                     Three Months Ended June 30,                Six Months Ended June 30,
                                                  ----------------------------------         --------------------------------
                                                      2000                 1999                  2000                1999
                                                  -------------         ------------         ------------       -------------
REVENUES:
  Oil and gas sales                               $         486         $        146         $        775       $         272
                                                  -------------           ----------         ------------       -------------
                                                            486                  146                  775                 272
                                                  -------------           ----------         ------------        ------------

OPERATING COSTS AND EXPENSES:
  Production expenses                                       153                  164                  227                 222
  Depreciation, depletion and amortization                    4                    3                    8                   5
  Exploration costs                                          36                  281                  590                 281
  General and administrative expenses                       452                  511                  860               1,002
                                                  -------------         ------------         ------------       -------------
    Total operating costs and expenses                      645                  959                1,685               1,510
                                                  -------------         ------------         ------------       -------------

OPERATING LOSS                                             (159)                (813)                (910)             (1,238)

OTHER INCOME (EXPENSE):
  Interest income                                           135                  198                  290                 457
  Equity loss in unconsolidated entities                   (562)                (251)              (2,955)               (762)
  Other, net                                                (20)                  --                  (20)                 25
                                                  -------------         ------------         ------------       -------------
    Total other income (expense)                           (447)                 (53)              (2,685)               (280)
                                                  -------------         ------------         ------------       -------------

LOSS BEFORE INCOME TAXES                                   (606)                (866)              (3,595)             (1,518)

INCOME TAXES                                                  3                   --                    3                  --

LOSS ATTRIBUTABLE
TO COMMON SHAREHOLDERS                            $        (609)        $       (866)        $     (3,598)      $      (1,518)
                                                  =============         ============         ============       =============

LOSS  PER COMMON SHARE:
  BASIC AND DILUTED                               $       (0.03)        $      (0.04)        $      (0.17)      $       (0.07)
                                                  =============         ============         ============       =============

WEIGHTED AVERAGE COMMON SHARES:
  BASIC                                                  20,745               20,755               20,745              20,755
                                                  =============         ============         ============       =============
  DILUTED                                                20,745               20,820               20,834              20,882
                                                  =============         ============         ============       =============



 See notes to consolidated financial statements.

                     VAALCO ENERGY, INC.  AND SUBSIDIARIES
                    STATEMENTS OF  CONSOLIDATED CASH FLOWS
                                  (Unaudited)
                           (in thousands of dollars)


                                                                                   Six Months Ended June 30,
                                                                       -----------------------------------------------
                                                                              2000                         1999
                                                                       ----------------              -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                             $      (3,598)               $     (1,518)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation, depletion and amortization                                       8                           5
    Equity loss in unconsolidated entities                                     2,955                         762
    Exploration expense                                                          590                         281
  Change in assets and liabilities that provided (used) cash:
    Funds in escrow                                                           10,043                       5,452
    Trade receivables                                                           (292)                         85
    Accounts with partners                                                       116                      (5,369)
    Other receivables                                                         (1,312)                         15
    Materials and supplies                                                         1                         (19)
    Prepaid expenses and other                                                   (41)                        (50)
    Accounts payable and accrued liabilities                                     (61)                       (146)
                                                                       -------------                ------------
      Net cash provided by (used in) operating activities                      8,409                        (502)
                                                                       -------------                ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Disposals of property and equipment                                             27                          --
  Additions to property and equipment                                           (451)                       (851)
  Exploration Expense                                                             --                        (281)
  Investment in unconsolidated entities                                         (398)                     (1,002)
  Other                                                                          (26)                       (224)
                                                                       -------------                ------------
      Net cash used in investing activities                                     (848)                     (2,358)
                                                                       -------------                ------------


NET CHANGE IN CASH AND CASH EQUIVALENTS                                        7,561                      (2,860)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               2,925                       6,671
                                                                       -------------                ------------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $      10,486                $      3,811
                                                                       =============                ============


See notes to consolidated financial statements.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                  (Unaudited)


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

     VAALCO Energy, Inc., a Delaware corporation, is a Houston-based independent energy company principally engaged in the acquisition, exploration, development and production of crude oil and natural gas. VAALCO owns producing properties and conducts exploration activities as operator of consortiums internationally in the Philippines and Gabon. Domestically, the Company has interests in the Texas Gulf Coast area.

     VAALCO's Philippine subsidiaries include Alcorn (Philippines) Inc., Alcorn (Production) Philippines Inc. and Altisima Energy, Inc. VAALCO's Gabon subsidiaries are VAALCO Gabon (Etame), Inc., VAALCO Production (Gabon), Inc. and VAALCO Energy (Gabon), Inc. VAALCO Energy (USA), Inc. holds interests in certain properties in the United States.

2.   RECENT DEVELOPMENTS

     Effective June 30, 2000 the Company elected to withdraw from Hunt Overseas Exploration Company L.P. ("Hunt"). The Company formerly held a 7.5% limited partnership interest in Hunt. The Company's obligations under the partnership were to contribute up to $22.5 million for its share of the exploration phase of the partnership, $22.3 million of which had been funded as of June 30, 2000. In addition, if Hunt discovered oil, the Company may have been required to contribute an additional $7.5 million to fund the appraisal of the discovery. As a result of withdrawing from the Hunt venture, Hunt released certain funds in escrow totaling $8.2 million, which have been reclassified as cash on the June 30, 2000 consolidated balance sheet. In addition, during the third quarter, Hunt will reimburse the Company for its share of net working capital in the partnership as of June 30, 2000. This reimbursement is expected to be approximately $1.3 million dollars and has been reclassified from investment in unconsolidated entities to other receivables on the June 30, 2000 consolidated balance sheet.

     The Company has also elected to terminate its joint venture with Paramount Petroleum, Inc., which focused on domestic onshore prospects in Mississippi, Alabama and Louisiana. The Company will receive its proportionate 93.75% interest in kind in all remaining prospects within the joint venture on December 1, 2000, unless the prospects are sold to industry for drilling prior to that time.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL
                    FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                  (Unaudited)

     During the second quarter of 2000 the company engaged an investment banking firm to assist it in identifying potential prudent business opportunities for the benefit of the Company's shareholders.

     The Company is the operator of a 3,073 square kilometer concession known as the Etame Block offshore Gabon, West Africa, with a working interest ownership of 17.9%. The Company made a Gamba sandstone discovery on the concession in 1998, which tested approximately 3,700 barrels of oil per day on a 32/64's inch choke. In January 1999, the Company completed the drilling of the Etame 2V delineation well on its concession offshore Gabon. The well logged oil pay in the Gamba Sandstone, however, the reservoir was encountered at a lower depth than expected. During the second quarter of 1999, a seismic reprocessing effort was commenced to better delineate the Gamba reservoir, which lies below a layer of salt. In February 2000, the Company completed the seismic reprocessing activities and has recommended to the consortium a third drilling location. A majority partner in the venture desires to defer the drilling of the well to the first quarter of 2001.

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

4.   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133. "Accounting for Derivative Instruments and Hedging Activities" SFAS No. 133, as amended, is effective for derivative instruments and hedging activities that require an entity to recognize all derivatives as an asset or liability measured at its fair value. Depending on the intended use of the derivative, changes in its fair value will be reported in the period of change as either a component of earnings or a component of comprehensive income. Retroactive application to periods prior to adoption is not allowed. The Company is not affected by adoption of FASB No. 133, as amended, in this reporting period as it has no current hedging activities.

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

INTRODUCTION
------------

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

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

The Company's primary source of capital resources is derived predominantly from the private placement of Common Stock, Preferred Stock and debt financing to fund its exploration operations.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company produces oil from the Matinloc and Nido fields in the South China Sea, located in the Philippines. During the year ended December 31, 1999, total production from the fields was approximately 313,000 gross barrels of oil. Production for the six months ending June 30, 2000 was approximately 231,000 gross barrels of oil. Substantially all of the Company's crude oil and natural gas is sold at the well head at posted or index prices under short-term contracts, as is customary in the industry. The Company markets its share of crude oil under an agreement with Seaoil, a local Philippines refiner. While the loss of this buyer might have a material effect on the Company in the near term, management believes that the Company would be able to obtain other customers for its crude oil.

The Company has recommended the drilling of an additional delineation well on the Etame Block offshore Gabon during 2000, however a majority partner seeks to defer the well to the first quarter of 2001. The Company's share of the cost of the well is estimated to be $1.1 million.

The Company participates in a joint venture with Paramount Petroleum, Inc. to conduct exploration activities primarily in the onshore Gulf Coast area, including Alabama, Mississippi and Louisiana, wherein the Company receives one half of all interests earned by the joint venture. The Company invested $3.0 million in the Paramount joint venture, $1.4 million of which has been impaired to date. The Company has agreed with Paramount Petroleum to wind up the joint venture by year end 2000. There can be no assurance that the Company will realize a return on this investment or that the Company's investment in the Paramount joint venture will be successful.

The Company will rely on cash in hand, the issuance of equity and debt securities, assets sales and cash flow from operations to provide the required capital for funding future operations. During 2000, the Company anticipates that it will make capital expenditures on oil and gas properties of approximately $3.5 million, including Hunt partnership expenditures. Approximately $2.2 million of the projected capital expenditure amount had been spent as of June 30, 2000.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

Revenues
--------

Total revenues were $486 thousand for the three months ended June 30, 2000 compared to $146 thousand for the comparable period in 1999. Both higher crude prices and oil production volumes in 2000 accounted for the increase in revenues.

Operating Costs and Expenses
----------------------------

Total production expenses for the three months ended June 30, 2000 were $153 thousand compared to $164 thousand in 1999. Exploration expense was $36 thousand for the three months ended June 30, 2000, compared to $281 thousand in 1999. The 1999 exploration costs

                     VAALCO ENERGY, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


included dry hole costs associated with onshore domestic wells in which the Company participated. General and administrative expenses for the three months ended 2000 and 1999 were $452 thousand and $511 thousands, respectively a reduction of $59 thousand for the quarter due to lower personnel costs.

Other Income (Expense)
----------------------

Interest income of $135 thousand was received from amounts on deposit in 2000 compared to $198 thousand in the quarter ended June 30, 1999. Smaller balances on deposit in 2000 compared to 1999 caused the difference. The equity loss in unconsolidated entities in the quarter ended June 30, 2000 of $562 thousand included partnership expenses of $580 thousand associated with the Hunt partnership. The partnership expenses consisted primarily of exploration expense for dry holes in Ghana and Niger, and expenses for partnership general and administrative costs. As stated previously, the Company has withdrawn from the partnership effective June 30, 2000. In addition, $18 thousand of equity gain was realized associated with the Paramount joint venture during the second quarter 2000. The gain resulted from the sale of a prospect in Alabama. The 1999 period losses of $251 thousand consisted of $218 thousand associated with Hunt partnership exploration expenses and $33 thousand associated with the Paramount joint venture.

Net Loss
--------

Net loss attributable to common stockholders for the three months ended June 30, 2000 was $609 thousand, compared to a net loss attributable to common stockholders of $866 thousand for the same period in 1999. The net loss for the 2000 period was primarily due to exploration costs and losses from the Hunt Partnership.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

Revenues
--------

Total revenues were $775 thousand for the six months ended June 30, 2000 compared to $272 thousand for the comparable period in 1999. Higher crude prices and production volumes in 2000 accounted for the increase in revenues.

Operating Costs and Expenses
----------------------------

Total production expenses for the six months ended June 30, 2000 were $227 thousand compared to $222 thousand in 1999. Exploration expense of $590 thousand included $428 thousand for dry hole expense associated with a well drilled in Demmit County, Texas and $162 thousands for costs associated with lease expirations in Brazos County, Texas. The 1999 exploration costs were $281 thousand. General and administrative expenses for the six months ended June 30, 2000 and 1999 were $860 thousand and $1,002 thousand, respectively, a reduction of $142 thousand for the period due to lower personnel costs.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Other Income (Expense)
----------------------

Interest income of $290 thousand was received from amounts on deposit in 2000 compared to $457 thousand in the quarter ended June 30, 1999. Smaller balances on deposit in 2000 compared to 1999 caused the difference. The equity loss in unconsolidated entities in the quarter ended June 30, 2000 of $2,955 thousand included partnership expenses of $2,837 thousand associated with the Hunt partnership. Exploration expenses were incurred for dry holes in Ghana and Niger, and expenses for partnership general and administrative costs. In addition, $118 thousand of equity loss was incurred associated with the Paramount joint venture during the first and second quarters of 2000. The 1999 period losses consisted of $762 thousand associated with Hunt partnership exploration expenses and the Paramount joint venture.

Net Loss
--------

Net loss attributable to common stockholders for the six months ended June 30, 2000 was $3,598 thousand, compared to a net loss attributable to common stockholders of $1,518 thousand for the same period in 1999. The net loss for both periods was primarily due to exploration costs and losses from Hunt and the Paramount joint venture.

                          PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
-------   -----------------

The Company is not presently a party to any material legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders held on June 7, 2000 the Common and Preferred Stockholders elected one Class II Director and the Preferred Stockholders, voting as a class, elected one additional Class II Director to serve on the Company's Board of Directors. The stockholders also approved the appointment of Deloitte & Touche as auditors of the Company.

         Directors Elected by
         Common and Preferred
             Stockholders                     Votes Cast For           Votes Cast Against              Abstentions
         --------------------                 --------------           ------------------              -----------
    Virgil A. Walston, Jr.                      39,050,543                      0                           0

         Directors Elected by
         Preferred Stockholders               Votes Cast For           Votes Cast Against              Abstentions
         ----------------------               --------------           ------------------              -----------

    T. Michael Long                              10,000                         0                           0

Regarding the proposal to approve the appointment of Deloitte & Touche as the Company's auditors, 39,050,543 votes were cast for the proposal, 0 votes were cast against the proposal and 0 votes abstained from voting.

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



Dated August 11, 2000