Form 10QSB
period 2000-09-30
VAALCO ENERGY INC /DE/
filed 2000-11-03
CIK 894627

________________________________________________________________________________



                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                             ____________________
                                  FORM 10-QSB

(Mark One)
     [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2000

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


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
                                                                        ---
No___.

     As of November 1, 2000 there were outstanding 20,744,569 shares of Common Stock, $.10 par value per share, of the registrant.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES

                               Table of Contents


PART I.   FINANCIAL INFORMATION

CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets (Unaudited)
   September 30, 2000 and December 31, 1999..........................................   3
Statements of Consolidated Operations (Unaudited)
   Three months and nine months ended September 30, 2000 and 1999....................   4
Statements of Consolidated Cash Flows (Unaudited)
   Nine months ended September 30, 2000 and 1999.....................................   5
Notes to Consolidated Financial Statements...........................................   6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS...............................................   9

PART II.  OTHER INFORMATION..........................................................  13

                     VAALCO ENERGY, INC.  AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
              (in thousands of dollars, except par value amounts)

                                                                                         September 30,     December 31,
                                                                                             2000             1999
                                                                                           --------         ---------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                                $  12,106        $  2,925
  Funds in escrow                                                                                 31             108
  Receivables:
    Trade                                                                                        357             411
    Other                                                                                        139             131
  Materials and supplies, net of allowance for inventory obsolescence of $9                      334             332
  Prepaid expenses and other                                                                      90              24
                                                                                           ---------        --------
    Total current assets                                                                      13,057           3,931
                                                                                           ---------        --------

PROPERTY AND EQUIPMENT-SUCCESSFUL EFFORTS METHOD
  Wells, platforms and other production facilities                                             1,037           1,331
  Undeveloped acreage                                                                            639             703
  Work in progress                                                                             2,266           2,331
  Equipment and other                                                                             67              64
                                                                                           ---------        --------
                                                                                               4,009           4,429
Accumulated depreciation, depletion and amortization                                            (850)           (840)
                                                                                           ---------        --------
    Net property and equipment                                                                 3,159           3,589
                                                                                           ---------        --------

OTHER ASSETS:
    Funds in escrow                                                                               --           9,966
    Investment in unconsolidated entities                                                      1,601           4,197
    Deferred tax asset                                                                           370             370
    Other long-term assets                                                                        59              35
                                                                                           ---------        --------
TOTAL                                                                                      $  18,246        $ 22,088
                                                                                           =========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                                                 $     469        $    609
  Accounts with partners                                                                         866             403
                                                                                           ---------        --------
    Total current liabilities                                                                  1,335           1,012
                                                                                           ---------        --------
MINORITY INTEREST                                                                                 13              12

FUTURE ABANDONMENT COSTS                                                                       3,294           3,297
                                                                                           ---------        --------
  Total liabilities                                                                            4,642           4,321
                                                                                           ---------        --------

STOCKHOLDERS' EQUITY:
  Preferred stock, $25 par value, 500,000 shares authorized;
    10,000 shares issued and outstanding in 2000 and 1999                                        250             250
  Common stock, $.10 par value, 100,000,000 authorized shares
   20,749,964 shares issued of which 5,395 are in the treasury in 2000 and 1999                2,075           2,075
  Additional paid-in capital                                                                  41,215          41,215
  Accumulated deficit                                                                        (29,924)        (25,761)
  Less treasury stock, at cost                                                                   (12)            (12)
                                                                                           ---------        --------
    Total stockholders' equity                                                                13,604          17,767
                                                                                           ---------        --------
TOTAL                                                                                      $  18,246        $ 22,088
                                                                                           =========        ========

                See notes to consolidated financial statements.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED OPERATIONS
                                  (Unaudited)
              (in thousands of dollars, except per share amounts)

                                                         Three Months Ended September 30,        Nine months Ended September 30,
                                                       ----------------------------------        -------------------------------
                                                         2000                     1999             2000                    1999
                                                       --------                 ---------        --------                -------
REVENUES:
  Oil and gas sales                                     $    229                 $   165         $  1,004              $    437
  Gain on sale of assets                                      --                      70               --                    70
                                                        --------                 -------         --------              --------
                                                             229                     235            1,004                   507
                                                        --------                 -------         --------              --------

OPERATING COSTS AND EXPENSES:
  Production expenses                                        123                     168              350                   390
  Depreciation, depletion and amortization                     2                       3               10                     8
  Exploration costs                                          320                     402              910                   683
  General and administrative expenses                        470                     275            1,330                 1,277
                                                        --------                 -------         --------              --------
    Total operating costs and expenses                       915                     848            2,600                 2,358
                                                        --------                 -------         --------              --------

OPERATING LOSS                                              (686)                   (613)          (1,596)               (1,851)

OTHER INCOME (EXPENSE):
  Interest income                                            159                     165              449                   622
  Equity loss in unconsolidated entities                     (47)                   (142)          (3,002)                 (904)
  Other, net                                                   9                      (6)             (11)                   19
                                                        --------                 -------         --------              --------
    Total other income (expense)                             121                      17           (2,564)                 (263)
                                                        --------                 -------         --------              --------
LOSS BEFORE INCOME TAXES                                    (565)                   (596)          (4,160)               (2,114)

INCOME TAXES                                                  --                      --                3                    --

LOSS ATTRIBUTABLE
TO COMMON SHAREHOLDERS                                  $   (565)                $  (596)        $ (4,163)             $ (2,114)
                                                        ========                 =======         ========              ========

LOSS PER COMMON SHARE:
  BASIC AND DILUTED                                     $  (0.03)                $ (0.03)        $  (0.20)             $  (0.10)
                                                        ========                 =======         ========              ========
WEIGHTED AVERAGE COMMON SHARES:
  BASIC                                                   20,745                  20,755           20,745                20,755
                                                        ========                 =======         ========              ========
  DILUTED                                                 20,745                  48,350           20,834                48,365
                                                        ========                 =======         ========              ========

                See notes to consolidated financial statements.

                     VAALCO ENERGY, INC.  AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (Unaudited)
                           (in thousands of dollars)

                                                                                       Nine months Ended September 30,
                                                                             ----------------------------------------------
                                                                                     2000                        1999
                                                                             ------------------            ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                       $ (4,163)                  $  (2,114)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation, depletion and amortization                                           10                           8
    Equity loss in unconsolidated entities                                          3,002                         904
    Exploration expense                                                               905                         683
  Change in assets and liabilities that provided (used) cash:
    Funds in escrow                                                                10,043                       5,806
    Trade receivables                                                                  54                         125
    Accounts with partners                                                            463                      (4,020)
    Other receivables                                                                  (8)                         40
    Materials and supplies                                                             (2)                        (17)
    Prepaid expenses and other                                                        (66)                        (34)
    Accounts payable and accrued liabilities                                         (140)                     (1,470)
                                                                                 --------                   ---------
      Net cash provided by (used in) operating activities                          10,098                         (89)
                                                                                 --------                   ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Disposals of property and equipment                                                  55                          --
  Additions to property and equipment                                                (209)                       (800)
  Exploration Expense                                                                (331)                       (683)
  Investment in unconsolidated entities                                              (406)                     (1,007)
  Other - net                                                                         (26)                       (221)
                                                                                 --------                   ---------
      Net cash used in investing activities                                          (917)                     (2,711)
                                                                                 --------                   ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                             9,181                      (2,800)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    2,925                       6,671
                                                                                 --------                   ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $ 12,106                   $   3,871
                                                                                 ========                   =========

                See notes to consolidated financial statements.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                 (Unaudited)


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

2.   RECENT DEVELOPMENTS

     Effective October 1, 2000 the Company entered into a letter of intent to acquire a 65% interest in the Etame Block offshore Gabon, West Africa from Western Atlas Afrique, Ltd. a subsidiary of Baker Hughes. Consideration for the acquisition, which is expected to close during the fourth quarter of 2000, is $1 million in cash and a future net profits interest in the event the existing discoveries on the block are developed. The Company is the operator of the 3,073 square kilometer concession. The Block has one remaining exploration well commitment to satisfy the obligations to the Gabon government under the terms of the concession. With the acquisition, the Company will have a working interest ownership of 82.9%; however, the Company intends to sell approximately 50% of this interest to third parties. The Company has an agreement to sell 20% of the interest to an existing partner in the concession, which is pending the approval of their board of directors. The Company is actively marketing the remaining 30% interest.

     The Company made a Gamba sandstone discovery on the Etame concession in 1998, which tested approximately 3,700 barrels of oil per day on a 32/64's inch choke. In January 1999, the Company completed the drilling of the Etame 2V well, which delineated the oil water contact for the discovery. Because the Gamba reservoir lies below a layer of salt and is structurally complex, during 1999 and the first half of 2000, a seismic reprocessing effort was performed to better map the Gamba reservoir. Based on

                     VAALCO ENERGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                 (Unaudited)

     the seismic reprocessing effort, the Company has determined a location that it deems suitable for drilling. In October 2000, the Company entered into a letter of intent with a drilling rig contractor to drill the Etame 3 well on the discovery during the first quarter of 2001.

     Effective June 30, 2000 the Company elected to withdraw from Hunt Overseas Exploration Company L.P. ("Hunt"). The Company formerly held a 7.5% limited partnership interest in Hunt. The Company's obligations under the partnership were to contribute up to $22.5 million for its share of the exploration phase of the partnership, $22.3 million of which had been funded as of June 30, 2000. In addition, if Hunt discovered oil, the Company may have been required to contribute an additional $7.5 million to fund the appraisal of the discovery. As a result of withdrawing from the Hunt venture, Hunt released certain funds in escrow totaling $8.2 million and reimbursed the Company $1.3 million for its share of net working capital in the partnership as of June 30, 2000.

     The Company has elected to terminate its joint venture with Paramount Petroleum, Inc., which focused on domestic onshore prospects in Mississippi, Alabama and Louisiana. The Company will receive its proportionate 93.75% interest in kind in all remaining prospects within the joint venture on December 1, 2000, unless the prospects are sold to industry for drilling prior to that time.

3.   EARNINGS PER SHARE

     The weighted average common shares outstanding represent those of historical VAALCO for the applicable periods.

     The Company accounts for earnings per share in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 128 - "Earnings per Share" which establishes the requirements for presenting earnings per share ("EPS"). SFAS No. 128 requires the presentation of "basic" and "diluted" EPS on the face of the income statement. Basic earnings per common share amounts are calculated using the average number of common shares outstanding during each period. Diluted earnings per share assumes the conversion of preferred stock to common stock and the exercise of all stock options having exercise prices less than the average market price of the common stock using the treasury stock method.

4.   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 - "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, is effective for derivative instruments and hedging activities that require an entity to recognize all derivatives as an asset or liability measured at its fair value. Depending on the intended use of the derivative,

                     VAALCO ENERGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                 (Unaudited)

     changes in its fair value will be reported in the period of change as either a component of earnings or a component of comprehensive income. Retroactive application to periods prior to adoption is not allowed. The Company is not affected by adoption of SFAS No. 133, as amended, in this reporting period as it has no current hedging activities.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101, as amended, in the fourth quarter of fiscal 2000. The Company does not expect the adoption of SAB 101 to have a material effect on its financial position or results of operation.

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

The Company uses the successful efforts method to account for its investment in oil and gas properties, whereby costs of productive wells, developmental dry holes and productive leases are capitalized and amortized using the units-of-production method based on estimated net proved reserves. The costs of development wells are capitalized but charged to expense if and when the well is determined to be unsuccessful. Geological and geophysical costs and the costs of carrying and retaining undeveloped properties are expensed as incurred.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

The Company's primary source of capital resources is derived predominantly from the private placement of Common Stock, Preferred Stock and debt financing to fund its exploration operations.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                 (Unaudited)

The Company produces oil from the Matinloc and Nido fields in the South China Sea, located in the Philippines. During the year ended December 31, 1999, total production from the fields was approximately 313,000 gross barrels of oil. Production for the nine months ending September 30, 2000 was approximately 295,000 gross barrels of oil. Substantially all of the Company's crude oil and natural gas is sold at the well head at posted or index prices under short-term contracts, as is customary in the industry. The Company markets its share of crude oil under agreements with Caltex and Seaoil, both local Philippines refiners. While the loss of either buyer might have a material effect on the Company in the near term, management believes that the Company would be able to obtain other customers for its crude oil.

Effective October 1, 2000, the Company entered into a letter of intent with Western Atlas Afrique, Ltd. to acquire a 65% interest in the Etame Block offshore Gabon for $1 million in cash and a future net profits interest. With this acquisition, the Company will have an 82.9% interest in the block. The Block has one remaining exploration well commitment to satisfy the obligations to the Gabon government under the terms of the concession. The Company plans to obtain partners for at least 50% of the interest, thereby reducing its interest in the block to approximately 33%. The Company has an agreement to sell 20% of the interest to an existing partner in the concession, which is pending the approval of their board of directors. If the Company is successful in finding partners for the interest, the Company's share of the cost for the well will be approximately $2.0 million. While the Company anticipates it will be successful in finding partners to reduce its share in the well to approximately 33%, there are no assurances that partners will be found. If partners cannot be found, the Company will be liable for 82.9% of the cost of the well, in the amount of approximately $5.0 million. In either event, the Company has sufficient cash on hand to fund the cost of the obligation well. The Company has entered into a letter of intent with a drilling rig contractor to drill a well at Etame during the first quarter of 2001.

The Company participates in a joint venture with Paramount Petroleum, Inc. to conduct exploration activities primarily in the onshore Gulf Coast area, including Alabama, Mississippi and Louisiana, wherein the Company receives one half of all interests earned by the joint venture. The Company invested $3.0 million in the Paramount joint venture, $1.4 million of which has been impaired to date. The Company has agreed with Paramount Petroleum to wind up the joint venture by year-end 2000. There can be no assurance that the Company will realize a return on this investment or that the Company's investment in the Paramount joint venture will be successful.

Effective June 30, 2000 the Company elected to withdraw from Hunt Overseas Exploration Company L.P. ("Hunt"). The Company formerly held a 7.5% limited partnership interest in Hunt. The Company's obligations under the partnership were to contribute up to $22.5 million for its share of the exploration phase of the partnership, $22.3 million of which had been funded as of June 30, 2000. In addition, if Hunt discovered oil, the Company may have been required to contribute an additional $7.5 million to fund the appraisal of the discovery. As a result of withdrawing from the Hunt venture, Hunt released certain funds in escrow totaling $8.2 million and reimbursed the Company $1.3 million for its share of net working capital in the partnership as of June 30, 2000.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                 (Unaudited)

The Company will rely on cash on hand, the issuance of equity and debt securities, asset sales and cash flow from operations to provide the required capital for funding future operations. During 2000, the Company anticipates that it will make capital expenditures on oil and gas properties of approximately $1.5 million, of which approximately $0.9 million has been funded to date. This reduction from previous estimates is due to the Company's decision to withdraw from the Hunt partnership effective June 30, 2000 as well as the deferral of the Etame 3 well to 2001. Additionally, in September 2000, the Hunt partnership returned approximately $1.3 million that had been funded by the Company during 2000, which had previously been restricted for capital expenditures.

RESULTS OF OPERATIONS
---------------------

Three months ended September 30, 2000 compared to three months ended September 30, 1999

Revenues
--------

Total revenues were $229 thousand for the three months ended September 30, 2000 compared to $235 thousand for the comparable period in 1999. Crude oil revenues increased from $165 thousand to $229 thousand due primarily to higher crude prices received in 2000. The quarter ending September 30, 1999 included revenues of $70 thousand from an asset sale.

Operating Costs and Expenses
----------------------------

Total production expenses for the three months ended September 30, 2000 were $123 thousand compared to $168 thousand in 1999. Exploration expense was $320 thousand for the three months ended September 30, 2000, compared to $402 thousand in 1999. The 2000 and 1999 exploration costs included dry hole costs associated with onshore domestic wells in which the Company participated. General and administrative expenses for the three months ended September 30, 2000 and 1999 were $470 thousand and $275 thousand, respectively. General and administrative expenses in 1999 benefited from overhead reimbursements associated with drilling activity in Gabon.

Other Income (Expense)
----------------------

Interest income of $159 thousand was received from amounts on deposit in 2000 compared to $165 thousand in the quarter ended September 30, 1999. Smaller balances on deposit, including funds held in escrow, in 2000 compared to 1999 caused the difference. The equity loss in unconsolidated entities in the quarter ended September 30, 2000 of $47 thousand included remaining partnership expenses of $8 thousand associated with the Hunt partnership. As stated previously, the Company has withdrawn from the partnership effective June 30, 2000. In addition, $39 thousand of equity loss was realized in association with the Paramount joint venture during the third quarter 2000. Equity losses in unconsolidated entities of $142 thousand

                     VAALCO ENERGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                 (Unaudited)

in the third quarter of 1999 consisted of $35 thousand associated with Hunt partnership exploration expenses and $107 thousand associated with the Paramount joint venture.

Net Loss
--------

Net loss attributable to common stockholders for the three months ended September 30, 2000 was $565 thousand, compared to a net loss attributable to common stockholders of $596 thousand for the same period in 1999. The net losses were primarily due to exploration costs and losses from the Paramount joint venture.


Nine months ended September 30, 2000 compared to nine months ended September 30, 1999

Revenues
--------

Total revenues were $1,004 thousand for the nine months ended September 30, 2000 compared to $507 thousand for the comparable period in 1999. Higher crude prices and production volumes in 2000 accounted for the increase in revenues.

Operating Costs and Expenses
----------------------------

Total production expenses for the nine months ended September 30, 2000 were $350 thousand compared to $390 thousand in 1999. Exploration expense of $910 thousand included $428 thousand for dry hole expense associated with a well drilled in Demmit County, Texas, $198 thousand for costs associated with lease expirations in Brazos County, Texas and $279 thousand associated with a dry hole in Goliad County, Texas. The remaining $5 thousand in exploration expense represents geological and geophysical costs associated with the Etame concession. The 1999 exploration costs were $683 thousand. General and administrative expenses for the nine months ended September 30, 2000 and 1999 were $1,330 thousand and $1,277 thousand, respectively.

Other Income (Expense)
----------------------

Interest income of $449 thousand was received from amounts on deposit in 2000 compared to $622 thousand in the nine months ended September 30, 1999. Smaller balances on deposit, including funds held in escrow, in 2000 compared to 1999 caused the difference. The equity loss in unconsolidated entities in the quarter ended September 30, 2000 of $3,002 thousand included partnership expenses of $2,845 thousand associated with the Hunt partnership consisting of exploration expenses incurred for dry holes in Ghana and Niger, as well as expenses for partnership general and administrative costs. In addition, $157 thousand of net equity loss was incurred associated with the Paramount joint venture during the nine months ending September 30, 2000. The 1999 period losses consisted of $904 thousand associated with Hunt partnership exploration expenses and the Paramount joint venture.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                 (Unaudited)

Net Loss
--------

Net loss attributable to common stockholders for the nine months ended September 30, 2000 was $4,163 thousand, compared to a net loss attributable to common stockholders of $2,114 thousand for the same period in 1999. The net loss for both periods was primarily due to exploration costs and losses from the Hunt Partnership and the Paramount joint venture.

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

____________

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

VAALCO ENERGY, INC.
(Registrant)


By  /s/W. RUSSELL SCHEIRMAN
    -----------------------------------------
    W. Russell Scheirman, President,
    Chief Financial Officer and Director
    (on behalf of the Registrant and as the
    principal financial officer)


Dated November 1, 2000