Form 10KSB40
period 2000-12-31
VAALCO ENERGY INC /DE/
filed 2001-04-02
CIK 894627

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                  FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                  For the fiscal year ended December 31, 2000

                                      OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                For the transition period from        to

                        Commission file number 0-20928

                              VAALCO Energy, Inc.
                (Name of small business issuer in its charter)

              Delaware                                 76-0274813
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                  Identification No.)

         4600 Post Oak Place
              Suite 309
           Houston, Texas                                 77027
   (Address of principal executive                     (Zip Code)
              offices)

                   Issuer's telephone number: (713) 623-0801

        Securities registered under Section 12(b) of the Exchange Act:

     Title
      of
     each
     class   Name of each exchange on which registered
     -----   -----------------------------------------
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

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

   The registrant's revenues for the fiscal year ended December 31, 2000 were $1,279,465.

   The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates, as of March 26, 2001 was $7,735,438 based upon the closing price as of such date.

   As of March 26, 2001, there were outstanding 20,744,569 shares of Common Stock, $.10 par value per share, of the registrant.

   Documents incorporated by reference: Definitive proxy statement of VAALCO Energy, Inc. relating to the Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year covered by this Form, which is incorporated into Part III of this 10-KSB.

   Transitional Small Business Disclosure Format: Yes [_] No [X].

                              VAALCO ENERGY, INC.

                               TABLE OF CONTENTS

                                     PART I

 Item 1.  Business.......................................................     3
 Item 2.  Properties.....................................................     9

                                    PART II

 Item 5.  Market for Common Equity and Related Stockholder Matters.......    13
 Item 6.  Management's Discussion and Analysis or Plan of Operations.....    13
 Item 7.  Financial Statements and Supplementary Data....................    17
 Item 8.  Changes In and Disagreements with Accountants on Accounting and
          Financial Disclosure...........................................    35

                                    PART III

 Item 9.  Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act..............    36
 Item 10. Executive Compensation.........................................    36
 Item 11. Security Ownership of Certain Beneficial Owners and
          Management.....................................................    36
 Item 12. Certain Relationships and Related Transactions.................    36
 Item 13. Exhibits and Reports on Form 8-K...............................    36

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

   On April 21, 1998, VAALCO merged with 1818 Oil Corp. in exchange for 10,000 shares of Convertible Preferred Stock, Series A. The Preferred Stock is convertible into 27.5 million shares of VAALCO, $0.10 par value per share, Common Stock. As a result of the voting control 1818 Oil Corp.'s shareholder obtained in the transaction, the 1818 Oil Corp. acquisition was accounted for as a reverse acquisition, and 1818 Oil Corp. is the acquiring entity for accounting purposes. The assets of 1818 Oil Corp. at closing consisted of certain exploration assets with book values of $2.8 million and $12.6 million in cash.

   VAALCO's Philippine subsidiaries include Alcorn (Philippines) Inc., Alcorn (Production) Philippines Inc. and Altisima Energy, Inc. VAALCO's Gabon subsidiaries are VAALCO Gabon (Etame), Inc., VAALCO Production (Gabon), Inc. and VAALCO Energy (Gabon), Inc. VAALCO Energy (USA), Inc. holds interests in certain properties located in the United States.

Recent Developments

   In January 2001, the Company acquired a 65% interest in the Etame Block offshore Gabon, West Africa from Western Atlas Afrique, Ltd. a subsidiary of Baker Hughes. Consideration for the acquisition was $1.0 million in cash and a future net profits interest in the event the existing discoveries on the block are developed. The Company resold 52.5% of the interest held by Western Atlas Afrique to two companies for $1 million and their proportionate assumption of the future net profits interest. The Company now holds a 30.35% interest in the Etame Block and is operator of the 3,073 square kilometer concession.

   The Company made a Gamba sandstone discovery on the Etame concession in 1998, which tested approximately 3,700 barrels of oil per day on a 32/64's inch choke. In January 1999, the Company completed the drilling of the Etame 2V well, which delineated the oil water contact for the discovery. Because the Gamba reservoir lies below a layer of salt and is structurally complex, during 1999 and the first half of 2000, a seismic reprocessing effort was performed to better map the Gamba reservoir. Based on the seismic reprocessing effort, the Company drilled a third well, the Etame 3V well, on the discovery during the first quarter of 2001. The well found pay in the Gamba sandstone approximately 1.2 kilometers away from the Etame 1 well. In addition, pay was found in the Dentale sandstones below the Gamba. A total of 34 meters of gross pay interval was encountered in the Etame 3V well. As a result of the successful delineation well, the consortium is analyzing development options and intends to pursue development of the field. Additional wells will be required to maximize field production.

   Effective June 30, 2000, the Company elected to withdraw from Hunt Overseas Exploration Company L.P. ("Hunt"). The Company formerly held a 7.5% limited partnership interest in Hunt. The Company's obligations under the partnership were to contribute up to $22.5 million for its share of the exploration phase of the partnership, $22.3 million of which had been funded as of June 30, 2000. In addition, if Hunt discovered oil, the Company may have been required to contribute an additional $7.5 million to fund the appraisal of the discovery. As a result of withdrawing from the Hunt venture, Hunt released certain funds in escrow totaling $8.4 million and reimbursed the Company $1.3 million for its share of net working capital in the partnership as of June 30, 2000.

   The Company has elected to terminate its joint venture with Paramount Petroleum, Inc., which focused on domestic onshore prospects in Mississippi, Alabama and Louisiana. The Company will receive its proportionate 93.75% interest in kind in all remaining prospects within the joint venture on April 1, 2001, unless the prospects are sold to industry for drilling prior to that time.

General

   The Company's strategy is to increase reserves and production in a cost-effective manner through a program that balances lower risk exploratory and development drilling on VAALCO's domestic acreage with high potential international prospects. Internationally, financial exposure and political risk are mitigated through alliances with experienced industry partners who fund the majority of required capital.

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

 Domestic

   The Company's domestic strategy is to build near-term cash flows through focused acquisition of domestic properties that have significant exploration or future development potential. Recognizing that international operations are subject to greater social, economic and political volatility, the Company seeks to build a stable domestic production and reserve base that will permit the Company to continue to participate in more high-risk international projects with greater reserve potential.

   The Company has a new discovery in Brazos County, Texas, which flowed 178 BOPD and 1.0 MMcf per day upon completion in the Georgetown and Budda formations in January 2001. The Company has a 25% interest in the discovery well, and a 30% interest in four offset locations, which have been leased.

Customers

   Substantially all of the Company's crude oil and natural gas is sold at the well head at posted or indexed prices under short-term contracts, as is customary in the industry. For the year ended December 31, 2000, two purchasers of the Company's crude oil accounted for essentially all of the Company's total crude oil sales. The Company markets its crude oil share in the Philippines under an agreement with SeaOil Corporation, a local Philippines refiner ("SeaOil") and Caltex. While the loss of these buyers might have a material effect on the Company in the near term, management believes that the Company would be able to obtain other customers for its crude oil.

Employees

   As of December 31, 2000, the Company had 24 full-time employees, 17 of which were located in the Philippines. The Company is not subject to any collective bargaining agreements and believes its relations with its employees are satisfactory.

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

Environmental Regulations

 General

   The Company's activities are subject to federal, state and local laws and regulations governing environmental quality and pollution control. Although no assurances can be made, the Company believes that, absent the occurrence of an extraordinary event, compliance with existing federal, state and local laws, rules and regulations regulating the release of materials in the environment or otherwise relating to the protection of the environment will not have a material effect upon the Company's capital expenditures, earnings or competitive position with respect to its existing assets and operations. The Company cannot predict what effect additional regulation or legislation, enforcement policies thereunder, and claims for damages to property, employees, other persons and the environment resulting from the Company's operations could have on its activities.

 Solid and Hazardous Waste

   The Company owns or leases properties that have been used for the production of oil and gas for many years. Although the Company has utilized operating and disposal practices standard in the industry at the time, hydrocarbons or other solid wastes may have been disposed or released on or under these properties. In addition, some of these properties have been operated by third parties. The Company had no control over such entities' treatment of hydrocarbons or other solid wastes and the manner in which such substances may have been disposed or released. State and federal laws applicable to oil and gas wastes and properties have gradually become stricter over time. Under these new laws, the Company could be required to remove or remediate previously disposed wastes, including wastes disposed or released by prior owners or operators, or property contamination, including groundwater contamination by prior owners or operators, or to perform remedial plugging operations to prevent future contamination.

   The Company generates wastes, including hazardous wastes, that are subject to the Federal Resource Conservation and Recovery Act and comparable state statutes. The Environmental Protection Agency has limited the disposal options for certain hazardous wastes and is considering adoption of stricter disposal standards for nonhazardous wastes. Furthermore, it is possible that certain wastes currently exempt from treatment as "hazardous wastes" generated by the Company's oil and gas operations may in the future be designated as "hazardous wastes" under the Federal Resource Conservation and Recovery Act or other applicable statutes and, therefore, may be subject to more rigorous and costly disposal requirements.

 Superfund

   The Comprehensive Environmental Response, Compensation and Liability Act, also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release of a "hazardous substance" into the environment. These persons include the owner and operator of a site and persons that disposed or arranged for the disposal of the hazardous substances found at a site. Superfund also authorizes the Environmental Protection Agency and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs of such action. Neither the Company nor its predecessors has been designated as a potentially responsible party by the Environmental Protection Agency under Superfund with respect to any such site.

 Air Emissions

   The Company's operations are subject to local, state and federal regulations for the control of emissions from sources of air pollution. Administrative enforcement actions for failure to comply strictly with air regulations or permits are generally resolved by payment of monetary fines and correction of any identified deficiencies. Alternatively, regulatory agencies could require the Company to forego construction or operation of certain air emission sources. The Company believes that in such case it would have enough permitted or permittable capacity to continue our operations without a material adverse effect on any particular producing field.

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

 Substantial Capital Requirements

   The Company makes, and will continue to make, substantial capital expenditures for the acquisition, exploitation, development, exploration and production of oil and gas reserves. Historically, the Company has financed these expenditures primarily with cash flow from operations, asset sales, and private sales of equity. The Company believes that it will have sufficient capital to finance planned capital expenditures through 2001.

   At year-end 2000, the Company had invested $3.0 million in the Paramount joint venture, of which, approximately $1.6 million has been impaired as of December 31, 2000.

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

   The estimated future net revenues attributable to the Company's net proved reserves are prepared in accordance with Commission guidelines, and are not intended to reflect the fair market value of the Company's reserves. In accordance with the rules of the Commission, the Company's reserve estimates are prepared using period end prices received for oil and gas. Future reductions in prices below those prevailing at year-end 2000 would result in the estimated quantities and present values of the Company's reserves being reduced.

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

   Certain of the Company's producing properties are located offshore Palawan Island in the Philippines, and, consequently, a portion of the Company's assets is subject to regulation by the government of the Philippines. Although there has been unrest and uncertainty in the Philippines, to date, the country's Office of Energy Affairs has been largely unaffected by political changes. The Company has operated in the Philippines since 1985 and believes that it has good relations with the current Philippine government. However, there can be no assurance that present or future administrations or governmental regulations in the Philippines will not materially adversely affect the operations or cash flows of the Company.

   All of the Company's current Philippine producing properties are located in fields covered under Service Contract No. 14. To obtain favorable tax treatment, Philippine nationals must own at least 15% of Service Contract No.
14. Residents of the Philippines currently own in excess of 15% of Blocks A, B, C and D of Service Contract 14. The Company's ability to export oil produced in the Philippines is restricted by the terms of Service Contract No.
14. The Company currently sells its oil production within the Philippines and therefore may be exposed to foreign currency risk.

 Control by 1818 Fund

   In connection with the 1818 Oil Corp. merger, the Company issued to the 1818 Fund Common Stock and Preferred Stock which votes as a class with the Common Stock on an as converted basis, representing approximately 65% of the outstanding voting power of the Company on an as converted basis (excluding options and warrants). In addition, the terms of the Preferred Stock acquired by the 1818 Fund provide that while the Preferred Stock is outstanding, the holders of Preferred Stock voting together as a class are entitled to elect three directors of the Company. Accordingly, the 1818 Fund is able to control all matters submitted to a vote of the stockholders of the Company, including the election of directors.

   In connection with the 1818 Oil Corp. merger, the Company made certain changes to its bylaws which require that at least a majority of the directors constituting the entire board of directors, which majority must include at least one of the directors elected by the holders of Preferred Stock, approve each of the following transactions effected by either the Company or, as applicable, any subsidiary of the Company, any issuance of or agreement to issue any equity securities, including securities convertible into or exchangeable for such equity securities (other than issuances pursuant to an employee benefit plan); the declaration of any dividend; the incurrence, assumption of or refinancing of indebtedness; the adoption of any employee stock option or similar plan; entering into employment or consulting agreements with annual compensation exceeding $100,000; any merger or consolidation; the sale, conveyance, exchange or transfer of the voting stock or all or substantially all of the assets; the sale or other disposition to another person, or purchase, lease or other acquisition from another person, of any material assets, rights or properties; certain expenditures in excess of $300,000; the formation of any entity that is not wholly-owned by the Company; material changes in accounting methods or policies; any amendment, modification or restatement of the certificate of incorporation or bylaws; the settlement of any claim or other action against the Company or subsidiary in an amount in excess of $50,000; approval or amendment of the annual operating budget; any other action which is not in the ordinary course of business; and the agreement to take any of the foregoing actions. Accordingly, none of the foregoing actions can be taken by the Company without the approval of at least one director designated by the holders of the Preferred Stock.

 Environmental and Other Regulations

   The laws and regulations of the United States, Philippines and Gabon regulate the Company's business. These laws and governmental regulations, which cover matters including drilling operations, taxation and environmental protection, may be changed from time to time in response to economic or political conditions. See "Foreign Operations."

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

Item 2. Properties

 Gabon

   VAALCO has an interest in one offshore block in Gabon, the Etame Block. Interest in the block vests in a production-sharing contract entered into by the Company's subsidiary VAALCO (Gabon) Etame, Inc., providing for two three-year terms, which commenced in July 1995. The Company elected to extend the contract into the second three-year term during 1998. At December 31, 2000, VAALCO owned a 17.85% interest in the production-sharing contract covering the Etame Block. In January 2001, VAALCO increased its interest in the Etame Block to 30.35%

 Etame Block

   The Etame Block is a 3,073 square kilometer block acquired in July 1995, containing the Etame discovery drilled by the Company and two former Gulf Oil Company discoveries, the North and South Tchibala discoveries. These discoveries consist of subsalt reservoirs that lie in approximately 250 feet of water depth, 20 miles offshore. The Company and its partners undertook an obligation to the Government of Gabon to obtain and process seismic data and to drill one commitment well on the Etame block over the three-year primary term of the license. In April 1998, a participation agreement was entered into with Western Atlas Afrique, Ltd. ("Western Atlas"), a subsidiary of Baker Hughes, to conduct a 320 square kilometer seismic survey at Western Atlas' sole cost and to pay a disproportionate 80% of the cost, up to $4.7 million, of the first commitment well. In return for these payments, Western Atlas earned a 65% interest in the production-sharing contract. In June 1998, Western Atlas completed the above-mentioned acquisition of seismic data over the property. This data was processed, and the Company drilled the commitment well, the Etame No. 1 well, in June 1998 resulting in a 3,700 BOPD Gamba sandstone discovery on the block. Completion of the Etame No. 1 well satisfied all of the Company's obligations to the Government of Gabon under the primary three-year term of the contract.

   During 1998, the consortium of companies owning the Etame Block production sharing contract agreed to renew the production sharing contract for three additional years, thereby taking on a commitment to drill two additional exploration wells and to perform a 3-D seismic reprocessing. A delineation well, the Etame 2V well, was drilled in January 1999 and encountered additional oil pay in the Gamba sandstone, however the well encountered the Gamba sandstone lower than expected. The Consortium elected to reprocess the 3-D seismic data prior to drilling additional delineation wells. The second exploration commitment well, the Etame 3V was drilled to further delineate the Etame discovery in February, 2001. The well successfully encountered Gamba sandstone pay updip from the Etame 1 well. In addition the well encountered pay in the Dentale sandstone formation immediately below the Gamba. As a result of the successful drilling of the Etame 3V well, the consortium is currently pursuing development options to bring the Etame structure on line. The Etame 4V well is planned for the second quarter of 2001, and assuming suitable production facilities can be sourced, including a floating production, storage and offloading system ("FPSO") the Etame field could be brought on production during 2002.

 Philippines

   The Company has an interest in two service contracts in the Philippines. Service Contract No. 14 covers 158,000 offshore acres and Service Contract No. 6 covers 131,000 offshore acres. The Company produces the Nido and Matinloc fields with a total gross production for 2000 of approximately 415,000 barrels or 1,137 BOPD.

 Nido Field

   This field is covered by Service Contract No. 14 and has four producing wells. These wells have been producing since 1979, and through the year ended December 31, 2000 had produced an aggregate of approximately 17.3 MMBbls of oil. The field is produced using the cyclic method under which the field is shut in for a period of time (generally 60 days) and then opened up to produce (generally four to five days). During 2000, the four wells in the field produced at an equivalent rate of 510 BOPD compared to 108 BOPD in 1999 when demand for oil in Asia was low. The Company has an approximate 22.1% working interest and an approximate 17.4% net revenue interest in the field.

 Matinloc Field

   This field is located within the contract area covered by Service Contract No. 14 and has three producing wells. The field had produced an aggregate production of approximately 10.3 MMBbls from 1982 through 1991. Production was suspended from the field in 1991 until it was reactivated in 1995. At December 31, 2000 the field had produced an aggregate of 11.3 MMBbls. During 2000, the field produced approximately 213 MBbls or 584 BOPD. The Company has an approximate 38.1% working interest and an approximate 26.8% net revenue interest in the field. Other production was obtained from the North Matinloc field, which is an extension to the Matinloc field. This field produced 16 MBbls or 43 BOPD from one well during 2000. The Company has an approximate 45.4% working interest and an approximate 40.3% net revenue interest in the North Matinloc field

 Galoc Field

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

 Domestic Properties

 Brazos County Prospects

   The Company participated in the drilling of a horizontal well in the Buda and Georgetown formations during 2000. The well was a successful discovery and came on line producing 172 BOPD and 1.0 MMcf per day. The Company has a 25% interest in the well. Subsequently the working interest group has leased four offset locations to the discovery well and plans to commence drilling the first offset location in the first quarter of 2001. The Company has a 30% working interest in the offset locations under lease.

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

 Other Domestic Properties

   The Company owns an interest in 640 acres (224 net acres) in Dimmit County on which a horizontal gas well was drilled in 1999 to the Georgetown formation and placed on production in 2000. The Company also owns certain non-operated interests in the Vermilion and Ship Shoal areas of the Gulf of Mexico, which accounted for no significant production during the year ended December 31, 2000. No capital expenditures are anticipated in 2001 for these properties.

   The Company participates in a joint venture with Paramount Petroleum, Inc. to conduct exploration activities primarily in the onshore Gulf Coast area, including Alabama, Mississippi and Louisiana. During 2000, the Company agreed to wind up the joint venture effective April 1, 2001, at which time the Company will take over its 93.75% interest in all prospects not sold by the joint venture. The Company has production from two small gas discoveries drilled by the joint venture.

Aggregate Production

   Additional production data (net to the Company) for all of the Company's operations for the years 2000 and 1999 are as follows:

Company Owned Production

                                               Year Ended December 31,
                                        --------------------------------------
                                               2000                1999
                                        ------------------- ------------------
                                        BOE(1)  Bbl    Mcf  BOE(1)  Bbl   Mcf
                                        ------ ------ ----- ------ ----- -----
Average Daily Production (Oil in BOPD,
 gas in MCFD)..........................    262    255    44   251    249    13
Average Sales Price ($/unit)(2)........ $13.97 $13.76 $3.51 $9.04  $9.00 $2.26
Average Production Cost ($/unit)....... $ 5.04 $ 5.04 $0.84  6.03   6.03  1.00

--------
(1) BOE is barrels of oil equivalent with 6 Mcf of gas equal to 1 Bbl of oil.
(2) Oil prices are primarily from the Philippines properties where a formula for transportation costs is netted from the sales price.

Reserve Information

   A reserve report as of December 31, 2000 has been opined on by Netherland Sewell & Associates, independent petroleum engineers. There have been no estimates of total proved net oil or gas reserves filed with or included in reports to any federal authority or agency other than the Commission since the beginning of the last fiscal year. All of the reserves are located in the Philippines. There are no reserve estimates for the U.S. properties or for the Etame discovery in Gabon, pending further delineation drilling. (See "Item 1-- BACKGROUND" regarding the merger with 1818 Oil Corp.)

                                                                      As of
                                                                  December 31,
                                                                  -------------
                                                                   2000   1999
                                                                  ------ ------
Crude Oil
  Proved Developed Reserves (MBbls)..............................    686    661
  Proved Undeveloped Reserves (MBbls)............................     --     --
                                                                  ------ ------
    Total Proved Reserves (MBbls)................................    686    661
                                                                  ====== ======
  Standardized measure of discounted future net cash flows at 10%
   (in thousands)................................................ $2,702 $2,823
                                                                  ====== ======

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

   In accordance with the guidelines of the Commission, the Company's estimates of future net cash flow from the Company's properties and the present value thereof are made using oil and natural gas contract prices in effect as of year end and are held constant throughout the life of the properties except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. The contract price as of December 31, 2000 was $11.69 per Bbl of oil for Matinloc and $11.09 per Bbl for Nido. See "Financial Statements and Supplementary Data" for certain additional information concerning the proved reserves of the Company.

Drilling History

   The Company drilled or participated in the drilling of four wells for the period ended December 31, 2000.

            2000 Wells Drilled              United States       International
            ------------------           ------------------- -------------------
                                           Gross      Net      Gross      Net
                                         --------- --------- --------- ---------
                                         2000 1999 2000 1999 2000 1999 2000 1999
                                         ---- ---- ---- ---- ---- ---- ---- ----
   Exploration Wells
     Productive......................... 1.0  1.0  0.25 0.35 0.00 1.0  0.00 0.18
     Dry................................ 1.0  3.0  0.20 0.93 2.00 1.0  0.15 0.08
                                         ---  ---  ---- ---- ---- ---  ---- ----
       Total Wells...................... 2.0  4.0  0.45 1.28 2.00 2.0  0.15 0.26
                                         ===  ===  ==== ==== ==== ===  ==== ====

Acreage and Productive Wells

   Below is the total acreage under lease and the total number of productive oil and gas wells of the Company as of December 31, 2000:

                                                        United
                                                        States    International
                                                     ------------ --------------
                                                     Gross Net(1)  Gross  Net(1)
                                                     ----- ------ ------- ------
                                                           (In thousands)
   Developed acreage................................ 11.0   0.8      14.7   4.6
   Undeveloped acreage..............................  2.0   0.6   1,041.1 233.9
   Productive gas wells.............................    2   0.4        --    --
   Productive oil wells.............................    6   0.6         7   2.2

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

Item 4. Submission of Matters to a Vote of Security Holders

   None.

                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters

General

   The Company's Common Stock trades on the OTC Bulletin Board. The following table sets forth the range of high and low sales prices of the Common Stock for the periods indicated. The prices represent adjusted prices between dealers, do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions. As of December 31, 2000 there were approximately 100 holders of record of the Company's Common Stock.

   Period                                                           High   Low
   ------                                                           ----- -----
   1999:
     First Quarter................................................. $1.09 $0.25
     Second Quarter................................................  0.56  0.34
     Third Quarter.................................................  0.63  0.44
     Fourth Quarter................................................  0.75  0.44
   2000:
     First Quarter................................................. $0.63 $0.25
     Second Quarter................................................  0.34  0.19
     Third Quarter.................................................  0.47  0.22
     Fourth Quarter................................................  0.51  0.16
   2001:
     First Quarter (through March 26, 2001)........................ $0.68 $0.28

   On March 26, 2001, the last reported sale price of the Common Stock on the OTC Bulletin Board was $0.61 per share.

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

   The Company's results of operations are also affected by currency exchange rates. While oil sales are denominated in U.S. dollars, operating costs are predominately denominated in pesos. An increase in the exchange rate of pesos to the dollar will have the effect of increasing operating costs while a decrease in the exchange rate will reduce operating costs.

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

Capital Resources and Liquidity

   Historically, the Company's primary source of capital resources has been from cash flows from operations, private sales of equity, borrowings and purchase money debt. In 1999 and 2000, the Company's primary uses of capital have been to fund its exploration operations.

   The Company produces oil from the Matinloc and Nido fields in the South China Sea, the Philippines. During the year ended December 31, 2000, total production from the fields was approximately 415,000 gross barrels of oil. Substantially all of the Company's crude oil and natural gas is sold at the well head at posted or index prices under short-term contracts, as is customary in the industry. The Company markets its share of crude oil under agreements with Seaoil and Caltex, both local Philippines refiners. While the loss of these buyers might have a material effect on the Company in the near term, management believes that the Company would be able to obtain other customers for its crude oil.

   At year-end 2000, the Company had invested $3.0 million in the Paramount joint venture of which $1.6 million has been impaired as of December 31, 2000. The Company has elected to terminate the joint venture effective April 1, 2001 unless otherwise extended. The Company will receive its proportionate 93.75% interest in kind in all remaining prospects within the joint venture on April 1, 2001, unless the prospects are sold to industry for drilling prior to that time

   Effective June 30, 2000 the Company elected to withdraw from Hunt Overseas Exploration Company L.P. ("Hunt"). The Company formerly held a 7.5% limited partnership interest in Hunt. The Company's obligations under the partnership were to contribute up to $22.5 million for its share of the exploration phase of the partnership, $22.3 million of which had been funded as of June 30, 2000. In addition, if Hunt discovered oil, the Company may have been required to contribute an additional $7.5 million to fund the appraisal of the discovery. As a result of withdrawing from the Hunt venture, Hunt released certain funds in escrow totaling $8.4 million and reimbursed the Company $1.3 million for its share of net working capital in the partnership as of June 30, 2000.

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

   During 2001, the Company anticipates that it will make capital expenditures on oil and gas properties of approximately $4.0 million, primarily in Gabon. This amount may increase if the Etame field in Gabon is approved for development. The Company will seek outside funds for the development of the Etame field. The anticipated capital expenditures exclude potential acquisitions. Other than the funding required to develop the Etame field, which will be sourced from outside the Company, the Company believes the cash on hand at December 31, 2000 will be sufficient to fund the Company's capital budget through 2001.

Results of Operations

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

   Amounts stated hereunder have been rounded to the nearest $100,000; however, percentage changes have been calculated using the accompanying consolidated financial statement amounts.

 Cash Flows

   Net cash provided by operating activities for 2000 was $10.5 million, as compared to net cash provided by operating activities of $1.1 million in 1999. Net cash provided by operations in 2000 included $9.3 million from funds taken out of escrow. Net cash provided by operations in 1999 included $7.6 million from funds in escrow, which was offset by settlement of $1.4 million of accounts payable and $4.2 million of accounts with partners.

   Net cash used in investing activities for 2000 was $0.9 million, as compared to net cash used in investing activities of $4.8 million in 1999. Cash used in investments in unconsolidated entities resulted from $1.7 million in contributions to Hunt partially offset by a $1.3 million reimbursement to the Company upon its withdrawal from the Hunt partnership. The net investment total for 2000 was $0.4 million, as compared to $3.1 million invested in unconsolidated entities in 1999. Exploration expenses of $0.3 million were incurred in 2000 versus $1.5 million in 1999. Additions to property and equipment of $0.3 million in 2000 and 1999 occurred in domestic properties and in Gabon.

   No net cash was provided by or used for financing activities for 2000 or 1999.

 Revenues

   Total oil and gas sales for 2000 were $1.3 million as compared to $0.8 for 1999. The 2000 and 1999 revenues primarily occurred from operations in the Philippines. Production volumes increased in 2000 in the Philippines due to higher volumes from the Nido field. The Company produced the Nido and Matinloc fields at approximately 1,137 BOPD in 2000 versus 860 BOPD in 1999.

 Operating Costs and Expenses

   Production expenses for 2000 were $0.5 million as compared to $0.6 for 1999. In 1999, production expense included the cost of an underwater platform inspection at the Matinloc field.

   Exploration costs for 2000 were $0.9 million as compared to $1.5 million for 1999. 2000 exploration expenses included costs for dry holes in Texas as well as expiring exploration acreage of $0.2 million. In 1999, the company drilled unsuccessful exploration wells in Texas and Alabama, and incurred charges associated with expiring exploration acreage of $0.7 million. In addition, 1999 exploration costs included $0.3 million of seismic reprocessing expense associated with Gabon.

   Depreciation, depletion and amortization of properties for 2000 and 1999 was $10 and $14 thousand respectively.

   General and administrative expenses for 2000 were $1.9 million as compared to $1.9 million for 1999.

 Operating Loss

   Operating loss for 2000 was $2.0 million as compared to a $3.0 million operating loss for 1999 reflecting higher revenues and lower exploration costs in 2000 versus 1999.

 Other Income (Expense)

   Interest income for 2000 was $0.6 million compared to $0.8 million in 1999. Both the 2000 and 1999 amounts represent interest earned and accrued on cash balances and funds in escrow.

   Equity loss in unconsolidated entities for 2000 was $3.2 million compared to $3.8 million in 1999. Expenses associated with the Paramount exploration effort and Hunt accounted for the losses in both 2000 and 1999. The Company exited the Hunt Partnership in June 2000.

   Other, net was a loss of $37 thousand in 2000 compared to a loss of $0.4 million in 1999. In 1999, the Company took a $0.2 million abandonment liability accrual associated with an interest in Service Contract No. 14, which was reassigned to it by a local company.

   In 2000, the Company recognized an income tax benefit of $30 thousand associated with activity in the Philippines. In 1999, the Company incurred $0.2 million in income taxes associated with foreign exchange movements in the Philippines, all of which was deferred.

 Net Loss

   Net loss attributable to common stockholders for 2000 was $4.6 million as compared to a net loss of $6.6 million in 1999. The 2000 and 1999 net losses resulted from exploration expenses internationally as well as domestically.

Item 7. Financial Statements and Supplementary Data

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of VAALCO Energy, Inc. and
Subsidiaries:

   We have audited the consolidated balance sheets of VAALCO Energy, Inc. and its subsidiaries ("VAALCO") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of VAALCO's management. Our responsibility is to express an opinion on the financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of VAALCO as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

Houston, Texas
March 26, 2001

                      VAALCO ENERGY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

              (in thousands of dollars, except par value amounts)

                                                                  As of December
                                                                        31,
                                                                 ------------------
                                                                   2000      1999
                             ASSETS                              --------  --------
CURRENT ASSETS:
  Cash and cash equivalents..................................... $ 12,440  $  2,925
  Funds in escrow...............................................      751       108
  Receivables:
    Trade.......................................................      237       411
    Other.......................................................      153       131
  Materials and supplies, net of allowance for inventory
   obsolescence of $5...........................................      329       332
  Prepaid expenses and other....................................       24        24
                                                                 --------  --------
      Total current assets......................................   13,934     3,931
                                                                 --------  --------
PROPERTY AND EQUIPMENT-SUCCESSFUL EFFORTS METHOD
  Wells, platforms and other production facilities..............    1,154     1,331
  Undeveloped acreage...........................................      555       703
  Work in progress..............................................    2,268     2,331
  Equipment and other...........................................       65        64
                                                                 --------  --------
                                                                    4,042     4,429
  Accumulated depreciation, depletion and amortization..........     (850)     (840)
                                                                 --------  --------
      Net property and equipment................................    3,192     3,589
                                                                 --------  --------
OTHER ASSETS:
  Funds in escrow...............................................       --     9,966
  Investment in unconsolidated entities.........................    1,448     4,197
  Deferred tax asset............................................      410       370
  Other long-term assets........................................       57        35
                                                                 --------  --------
      TOTAL..................................................... $ 19,041  $ 22,088
                                                                 ========  ========

              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities...................... $    463  $    609
  Accounts with partners........................................    2,047       403
  Income taxes payable..........................................       10        --
                                                                 --------  --------
    Total current liabilities...................................    2,520     1,012
MINORITY INTEREST...............................................       13        12
FUTURE ABANDONMENT COSTS........................................    3,294     3,297
                                                                 --------  --------
      Total liabilities.........................................    5,827     4,321
                                                                 --------  --------
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS' EQUITY
  Preferred stock, $25 par value, 500,000 authorized shares;
   10,000 shares issued and outstanding in 2000 and 1999,
   respectively                                                       250       250
  Common stock, $.10 par value, 100,000,000 authorized shares;
   20,749,964 shares issued of which 5,395 are in the treasury
   in 2000 and 1999.............................................    2,075     2,075
  Additional paid-in capital....................................   41,215    41,215
  Accumulated deficit...........................................  (30,314)  (25,761)
  Less treasury stock, at cost..................................      (12)      (12)
                                                                 --------  --------
      Total stockholders' equity................................   13,214    17,767
                                                                 --------  --------
      TOTAL..................................................... $ 19,041  $ 22,088
                                                                 ========  ========

                See notes to consolidated financial statements.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED OPERATIONS

              (in thousands of dollars, except per share amounts)

                                                               Year Ended
                                                              December 31,
                                                             ----------------
                                                              2000     1999
                                                             -------  -------
REVENUES:
  Oil and gas sales......................................... $ 1,279  $   824
  Gain on sales of assets...................................      --       70
                                                             -------  -------
    Total revenues..........................................   1,279      894
                                                             -------  -------
OPERATING COSTS AND EXPENSES:
  Production expense........................................     483      553
  Exploration expense.......................................     910    1,488
  Depreciation, depletion and amortization..................      10       14
  General and administrative expenses.......................   1,905    1,877
                                                             -------  -------
    Total operating costs and expenses......................   3,308    3,932
                                                             -------  -------
OPERATING LOSS..............................................  (2,029)  (3,038)
OTHER INCOME (EXPENSE):
  Interest income...........................................     638      849
  Equity loss in unconsolidated entities....................  (3,155)  (3,802)
  Other, net................................................     (37)    (418)
                                                             -------  -------
    Total other expense.....................................  (2,554)  (3,371)
                                                             -------  -------
LOSS BEFORE TAXES...........................................  (4,583)  (6,409)
Income tax expense (benefit)................................     (30)     163
                                                             -------  -------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS................ $(4,553) $(6,572)
                                                             =======  =======
BASIC LOSS PER COMMON SHARE................................. $ (0.22) $ (0.32)
                                                             =======  =======
DILUTED LOSS PER COMMON SHARE............................... $ (0.22) $ (0.32)
                                                             =======  =======
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING................................................  20,745   20,745
                                                             =======  =======


                See notes to consolidated financial statements.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES

                STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                  (in thousands of dollars, except share data)

                            Preferred
                              Stock       Common Stock    Additional                          Total
                          ------------- -----------------  Paid-in   Accumulated Treasury Stockholders'
                          Shares Amount   Shares   Amount  Capital     Deficit    Stock      Equity
                          ------ ------ ---------- ------ ---------- ----------- -------- -------------
Balance at January 1,
 1999...................  10,000  $250  20,749,964 $2,075  $41,215    $(19,189)    $(12)     $24,339
 Net Loss...............      --    --          --     --       --      (6,572)      --       (6,572)
Balance at December 31,
 1999...................  10,000  $250  20,749,964 $2,075  $41,215    $(25,761)    $(12)     $17,767
 Net Loss...............      --    --          --     --       --      (4,553)      --       (4,553)
                          ------  ----  ---------- ------  -------    --------     ----      -------
Balance at December 31,
 2000...................  10,000  $250  20,749,964 $2,075  $41,215    $(30,314)    $(12)     $13,214
                          ======  ====  ========== ======  =======    ========     ====      =======




                See notes to consolidated financial statements.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                           (in thousands of dollars)

                                                               Year Ended
                                                              December 31,
                                                             ----------------
                                                              2000     1999
                                                             -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.................................................... $(4,553) $(6,572)
Adjustments to reconcile net loss to net cash provided by
 (used in) operating activities:
 Depreciation, depletion and amortization...................      10       14
 Equity loss in unconsolidated entities.....................   3,155    3,802
 Provision for deferred income taxes........................     (40)     163
 Abandonment reserve........................................      (3)      80
 Exploration expense........................................     905    1,488
Change in assets and liabilities that provided (used) cash:
 Funds in escrow............................................   9,323    7,574
 Trade receivables..........................................     174     (100)
 Other receivables..........................................     (22)     204
 Materials and supplies.....................................       3       (6)
 Prepaid expenses and other.................................      --        1
 Accounts payable and accrued liabilities...................    (146)  (1,432)
 Accounts with partners.....................................   1,644   (4,164)
 Income taxes payable.......................................      10       --
                                                             -------  -------
  Net cash provided by operating activities.................  10,460    1,052
                                                             -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Exploration expense.........................................    (281)  (1,488)
Investment in unconsolidated entities.......................    (406)  (3,050)
Additions to property and equipment.........................    (296)    (272)
Disposals of property and equipment.........................      59
Other--net..................................................     (21)      12
                                                             -------  -------
Net cash used in investing activities.......................    (945)  (4,798)
                                                             -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions.......................................      --       --
Proceeds from the issuance of common stock..................      --       --
                                                             -------  -------
  Net cash provided by financing activities.................      --       --
                                                             -------  -------
NET CHANGE IN CASH AND CASH EQUIVALENTS.....................   9,515   (3,746)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............   2,925    6,671
                                                             -------  -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.................. $12,440  $ 2,925
                                                             =======  =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
 Non-cash items:............................................ $    --  $    --

                See notes to consolidated financial statements.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

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

   Cash and Cash Equivalents--For purposes of the consolidated statement of cash flows, the Company and its subsidiaries consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. For the years ended December 31, 2000 and 1999, no payments were made for income taxes or for interest.

   Funds in Escrow--Current amounts represent an escrow associated with the sale of a portion of the Etame Block ($715) which closed in January 2001 funds for abandonment of certain Gulf of Mexico properties ($36). Prior year funds in escrow represented amounts for Hunt ($9,996) and funds for abandonment costs relating to certain Gulf of Mexico properties ($108).

   Inventory Valuation--Materials and supplies are valued at the lower of cost, determined by the weighted-average method, or market.

   Income Taxes--The Company records taxes on income in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards.

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

                     VAALCO ENERGY, INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

             (in thousands of dollars, unless otherwise indicated)

costs, are capitalized. Provisions for impairment of undeveloped oil and gas leases are based on periodic evaluations and other factors. The Company recognizes gains for the sale of developed properties based upon an allocation of property costs between the interest sold and the interest retained based on the fair value of those interests.

   The Company reviews its oil and gas properties for impairment whenever events or changes in circumstances indicate that the carrying amount of such properties may not be recoverable. When it is determined that an oil and gas property's estimated future net cash flows will not be sufficient to recover its carrying amount, an impairment charge must be recorded to reduce the carrying amount of the asset to its estimated fair value. For years ending December 31, 2000 and 1999, no impairments were recognized.

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

      Office and miscellaneous equipment.............................  3-5 years
      Leasehold improvements......................................... 8-12 years

   In connection with the annual estimate of the Company's oil and gas reserves for the fiscal year ended December 31, 2000, the Company's independent petroleum engineers estimated proved oil reserves at December 31, 2000 to be 0.7 million barrels, all of which are classified as proved developed, net to the Company. The Company had no gas reserves at December 31, 2000. The proved developed reserves relate to the Company's Philippine operations.

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

   At December 31, 2000, the Company accounted for its investments in unconsolidated entities under the equity method.

   At December 31, 2000, the investment in unconsolidated entities was valued at fair value using methods determined in good faith by management after consideration of all relevant information, including, current financial information and restrictions on dispositions. The values assigned to the investments do not necessarily represent the amount which might ultimately be realized upon the sale or other disposition, since such amounts depend on future circumstances and cannot reasonably be determined until actual liquidation occurs. However, because of the inherent uncertainty of such valuations, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the difference could be material.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

             (in thousands of dollars, unless otherwise indicated)


   Foreign Exchange Transactions--For financial reporting purposes, the subsidiaries use the United States dollar as their functional currency. Monetary assets and liabilities denominated in foreign currency are translated to U.S. dollars at the rate of exchange in effect at the balance sheet date, and items of income and expense are translated at average monthly rates. Nonmonetary assets and liabilities are translated at the exchange rate in effect at the time such assets were acquired and such liabilities were incurred. Gains and losses on foreign currency transactions are included in income currently and were insignificant during each of 2000 and 1999.

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

   Substantially all of the Company's crude oil and natural gas is sold at the well head at posted or index prices under short-term contracts, as is customary in the industry. For the year ended December 31, 2000 two purchasers of the Company's crude oil accounted for essentially all of the Company's total crude oil sales. The Company markets its crude oil share under agreements with SeaOil and Caltex, both local Philippines refiners. While the loss of these buyers might have a material effect on the Company in the near term, management believes that the Company would be able to obtain other customers for its crude oil.

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

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which was amended in June 1999 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" and in June 2000 by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS No. 133, as amended, is effective for derivative instruments and hedging activities that require an entity to recognize all derivatives as an asset or liability measured at its fair value. Depending on the intended use of the derivative, changes in its fair value will be reported in the period of change as either a component of earnings or a component of comprehensive income. Retroactive application to periods prior to adoption is not allowed. The Company adopted SFAS No. 133, as amended, effective January 1, 2001. The adoption had no

                     VAALCO ENERGY, INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

             (in thousands of dollars, unless otherwise indicated)

effect on the Company's financial position or results of operations as all existing contracts either do not meet the definition of a derivative or qualify for the normal purchases and sales exemption. The Company does not currently engage in hedging activities.

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

   Reclassifications--Certain amounts from 1999 have been reclassified to conform to the 2000 presentation.

3. INVESTMENT IN UNCONSOLIDATED ENTITIES

   At December 31, 2000 and December 31, 1999, VAALCO had the following investments:

                                                       December 31, December 31,
                                                           2000         1999
                                                       ------------ ------------
   Investment in Hunt.................................    $   --       $2,439
   Investment in VAALCO Exploration LLC...............     1,448        1,758
                                                          ------       ------
                                                          $1,448       $4,197
                                                          ======       ======

   Investment in Hunt represented a $30 million limited partnership interest in Hunt Overseas Exploration Company L.P., a $350 million partnership, giving the Company a 7.5% interest in the assets of the partnership. Cash investments were made to Hunt during 1999 totaling approximately $2.5 million. Investment was recorded under the equity method. Effective June 30, 2000 the Company elected to withdraw from Hunt Overseas Exploration Company L.P. ("Hunt"). As a result of withdrawing from the Hunt venture, Hunt released certain funds in escrow totaling $8.4 million and reimbursed the Company $1.3 million for its share of net working capital in the partnership as of June 30, 2000.

   Investment in VAALCO Exploration LLC represents a 50/50 membership interest shared by VAALCO Energy, Inc. and Robert Schneeflock of Paramount Petroleum in VAALCO Exploration LLC. VAALCO Exploration was formed to conduct exploration activities primarily in the onshore Gulf Coast area, including Alabama, Mississippi and Louisiana. VAALCO and Schneeflock have contributed capital interests of 93.75% and 6.25%, respectively. Net Profit is allocated first based on contributed capital interests up to the aggregate amount of Net Loss allocated and thereafter based on membership interest of 50/50. Net Loss is allocated first based on membership interest up to the aggregate amount of Net Profit allocated and thereafter based on contributed capital interest. VAALCO has invested $3.0 million to fund overhead, leases, seismic and other amounts in connection with the business. The Company records the investment under the equity method as VAALCO's membership interest is 50% and neither party has a majority voting interest. Investment value at December 31, 2000 and 1999 was $1.4 and $1.8 million respectively. The Company elected to terminate its participation in the venture effective April 1, 2001.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

             (in thousands of dollars, unless otherwise indicated)


   The following summarizes the aggregated financial information for all investments owned by VAALCO, which were accounted for under the equity method as of December 31, 1999 and 2000 respectively:

                                                    December 31,   December 31,
                                                        2000           1999
                                                   -------------- --------------
                                                   (in thousands) (in thousands)
   Balance Sheet:
     Current assets...............................     $  311        $ 23,807
     Oil and gas property.........................      1,226          30,431
     Other assets.................................         17              19
     Owner's equity...............................      1,544          44,353
   Statement of Earnings:
     Revenue......................................     $  215        $  1,544
                                                       ======        ========
     Gross profit.................................     $ (156)       $(34,424)
                                                       ======        ========
     Net loss.....................................     $ (330)       $(34,978)
                                                       ======        ========
     VAALCO's share of net loss...................     $ (310)       $ (3,802)
                                                       ======        ========

   December 31, 2000 figures do not include the results of the Hunt Partnership as the Company withdrew from the partnership in June 2000. The Company took a writedown of $2,845 thousand dollars associated with the Hunt Partnership in 2000. December 31, 1999 figures include both figures for both the Hunt Partnership and VAALCO Exploration LLC.

4. ACCRUED LIABILITIES

                                                                   December 31,
                                                                   -------------
                                                                    2000   1999
                                                                   ------ ------
   Other.......................................................... $  87  $  129

5. STOCKHOLDERS' EQUITY

   The following discussion of shares under option incorporates options granted by the predecessor VAALCO. These obligations were assumed by the Company pursuant to the merger.

   In 1993, an officer and director of the Company was granted options to purchase 75,000 shares of Common Stock of the Company, and was also granted 75,000 stock appreciation rights ("SARs"), all at an exercise price of $10.25 per share. One-third of such options and SAR's vested at the end of each of the three years of the contract term, and are exercisable for five years from the date of vesting. As of December 31, 2000, the options and SAR's were completely vested, 25,000 of the options had expired, and none of the options and SAR's had been exercised. In 1996, additional options were granted to this officer and director for 1,000,000 shares of the Common Stock of the Company at exercise prices of $0.375 per share for 400,000 shares, $0.50 for 300,000 shares and $1.00 for 300,000 shares. The options vest over a term of three years and may be exercised for five years from the vesting date. As of December 31, 2000, the options were completely vested. None of the options had been exercised as of December 31, 2000.

   In 1996, a former officer of the Company was granted warrants to purchase shares of the Company's Common Stock. The warrants have a remaining term expiring August 31, 2003 and consist of the right to

                     VAALCO ENERGY, INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

             (in thousands of dollars, unless otherwise indicated)

purchase 250,000 shares of Common Stock at an exercise price of $0.50 per share; 250,000 shares of Common Stock at an exercise price of $2.50 per share; 250,000 shares of Common Stock at an exercise price of $5.00 per share; and 250,000 shares of Common Stock at an exercise price of $7.50 per share. None of the warrants had been exercised as of December 31, 2000.

   In 1997, another officer of the Company was granted options to purchase 1,000,000 shares at $0.625 per share, vesting 500,000 shares at August 1, 1997 and 500,000 shares at August 1, 1998. None of the options had been exercised as of December 31, 2000.

   An investment banking firm was granted 345,325 warrants to purchase the Company's Common Stock on July 31, 1997 in connection with the private placement of Common Stock. The warrants have a term of five years from the date of issuance and consist of the right to purchase shares at $1.00 per share. The same investment banking firm was granted 100,000 warrants to purchase the Company's Common Stock on April 1, 1998 in connection with the private placement of Common Stock. The warrants have a term of five years from the date of issuance and consist of the right to purchase shares at $2.00 per share. None of the warrants had been exercised as of December 31, 2000.

   On November 29, and December 15, 2000, options to purchase a total of 600,000 shares were granted at $0.30 per share to two technical representatives of the Company. The options have a term of five years from the date of issuance. These options vest six months after issuance.

   Information with respect to the Company's stock options are as follows:

                                                    Vested              Weighted
                                                   Options/    Shares   Average
                                                   Warrants     Under   Exercise
                                                  Exercisable  Option    Price
                                                  ----------- --------- --------
   Balance, December 31, 1998....................  3,520,325  3,520,325  $1.82
   Forfeited.....................................     25,000     25,000  10.25
                                                   ---------  ---------  -----
   Balance, December 31, 1999....................  3,495,325  3,495,325  $1.76
   Granted.......................................               600,000   0.30
   Forfeited.....................................     25,000     25,000  10.25
                                                   ---------  ---------  -----
   Balance, December 31, 2000....................  3,470,325  4,070,325  $1.49
                                                   =========  =========  =====

   The following table summarizes information about stock options outstanding as of December 31, 2000:

                                             Weighted-     Weighted-             Weighted-
                                Number        Average       Average    Number     Average
                              Outstanding    Remaining     Exercise  Exercisable Exercise
   Range of Exercise Prices   At 12/31/00 Contractual Life   Price   At 12/31/00   Price
   ------------------------   ----------- ---------------- --------- ----------- ---------
   $0.375 to 1.00..........    3,195,325     2.42 years      $0.59    2,595,325    $0.65
    1.01 to 2.50...........      350,000     2.55 years       2.36      350,000     2.36
    2.51 to 5.00...........      250,000     2.67 years       5.00      250,000     5.00
    5.01 to 10.25..........      275,000     2.44 years       7.75      275,000     7.75
   $0.375 to 10.25.........    4,070,325     2.02 years      $1.49    3,470,325    $1.70

   SFAS No. 123, "Accounting for Stock-Based Compensation" encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value as determined by

                     VAALCO ENERGY, INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

             (in thousands of dollars, unless otherwise indicated)

generally recognized option pricing models such as the Black-Scholes model or the binomial model. Because of the inexact and subjective nature of deriving non-freely traded employee stock option values using these methods, the Company has adopted the disclosure-only provisions of SFAS No. 123 and continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

   The provision of SFAS No. 123 had no material effect for 2000.

   The Company follows SFAS No. 128--"Earnings per Share," which establishes the requirements for presenting earnings per share ("EPS"). SFAS No. 128 requires the presentations of "basic" and "diluted" EPS on the face of the income statement.

   The following schedule is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations.

                                             For the Year Ended December 31,
                                                          2000
                                           -----------------------------------
                                           Per-Share  Net Loss      Shares
                                            Amount   (Numerator) (Denominator)
                                           --------- ----------- -------------
   Basic EPS
     Net loss attributable to common
      Shareholders........................  $(0.22)    $(4,553)     20,745
   Effect of Diluted Securities
     Common stock options.................      --          --          --
                                            ------     -------      ------
   Diluted EPS
     Net loss attributable to common
      shareholders........................  $(0.22)    $(4,553)     20,745
                                            ======     =======      ======

                                             For the Year Ended December 31,
                                                          1999
                                           -----------------------------------
                                           Per-Share  Net Loss      Shares
                                            Amount   (Numerator) (Denominator)
                                           --------- ----------- -------------
   Basic EPS
     Net loss attributable to common
      shareholders........................  $(0.32)    $(6,572)     20,745
   Effect of Diluted Securities
     Common stock options.................      --          --          --
                                            ------     -------      ------
   Diluted EPS
     Net loss attributable to common
      shareholders........................  $(0.32)    $(6,572)     20,745
                                            ======     =======      ======

   Options excluded from the above calculation, as they are anti-dilutive, are 4,070,325 and 3,495,325 for 2000 and 1999, respectively.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

             (in thousands of dollars, unless otherwise indicated)


6. INCOME TAXES

   The Company and its domestic subsidiaries file a consolidated United States income tax return. Certain subsidiaries' operations are also subject to Philippine income taxes.

   Provision (benefit) for income taxes consists of the following:

                                                                        Year
                                                                        Ended
                                                                      December
                                                                         31,
                                                                      ----------
                                                                      2000  1999
                                                                      ----  ----
   U.S. federal:
   Current........................................................... $ --  $ --
     Deferred........................................................   --    --
   Philippine:
     Current.........................................................   10    --
     Deferred........................................................  (40)  163
                                                                      ----  ----
       Total......................................................... $(30) $163
                                                                      ====  ====

   The primary differences between the financial statement and tax bases of assets and liabilities at December 31, 2000 and 1999 are as follows:

                                                                  Year Ended
                                                                 December 31,
                                                                ---------------
                                                                 2000    1999
                                                                ------- -------
   Deferred Tax Liabilities:
     Unrealized foreign exchange gain.......................... $   225 $   265
                                                                ------- -------
   Deferred Tax Assets:
     Reserves not currently deductible.........................   1,044   1,044
     Operating loss carryforwards..............................  15,234  13,742
     Alternative minimum tax credit carryover..................     635     635
     Minimum corporate income tax..............................      12      --
     Other assets..............................................     227     284
                                                                ------- -------
                                                                 17,152  15,705
   Valuation allowance.........................................  16,517  15,070
                                                                ------- -------
                                                                    635     635
                                                                ------- -------
   Net deferred tax asset...................................... $   410 $   370
                                                                ======= =======

   Pretax income (loss) is comprised of the following:

                                                                Year Ended
                                                               December 31,
                                                              ----------------
                                                               2000     1999
                                                              -------  -------
   United States............................................. $(4,514) $(5,545)
   Foreign (Philippine/Gabon)................................     (39)    (864)
                                                              -------  -------
                                                              $(4,553) $(6,409)
                                                              =======  =======

                     VAALCO ENERGY, INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

             (in thousands of dollars, unless otherwise indicated)


   A reconciliation between the provision (benefit) for income taxes recognized in the Company's Statements of Operations computed by applying the statutory federal income tax rate and income taxes to pre-tax losses follows:

                                                                     Year
                                                                     ended
                                                                   December
                                                                      31,
                                                                   -----------
                                                                   2000   1999
                                                                   ----   ----
   Statutory income tax rate...................................... (35)%  (35)%
   Effective income tax rate......................................  (1)%    3 %
                                                                   (36)%  (32)%

   At December 31, 2000, the Company and its subsidiaries had no foreign tax credit ("FTC") carryforwards for United States tax purposes.

   At December 31, 2000, the Company and its subsidiaries had net operating loss ("NOL") carryforwards of approximately $42.7 million for United States income tax purposes. A full valuation allowance has been provided against this NOL. Due to previous ownership changes, Internal Revenue Code section 382 will limit future utilization of the net operating loss carryforwards.

   At December 31, 2000, the Company was subject to federal taxes only, with no allocations made to state and local taxes.

7. RELATED-PARTY TRANSACTIONS

   The 1818 Fund entered into a guaranty and covenant agreement with Hunt under which the 1818 Fund is contingently liable to Hunt in the amount of undrawn cash commitments of 1818 Oil of $9,374 as of December 31, 1999. The guaranty and covenant was released when the Company withdrew from the partnership in June 2000.

   Other long term assets included $40,166 in notes due from employees at December 31, 2000.

8. COMMITMENTS AND CONTINGENCIES

   At December 21, 2000 the Company owned a 17.85% interest in a block offshore Gabon, the Etame Block. In January 2000, the Company increased its interest in the Etame Block to 30.35%. The block contains the recent Etame discovery as well as previous discoveries that the Company is currently evaluating to determine their commercial viability. The Company and its partners undertook an obligation to the Government of Gabon to obtain and process seismic data and to drill one commitment well on the Etame Block over the three-year term of the license. In April 1998, a participation agreement was entered into with Western Atlas Afrique, Ltd. ("Western Atlas"), a subsidiary of Western Atlas International, Inc., to conduct a 320 square kilometer seismic survey at Western Atlas' sole cost and to pay a disproportionate 80% of the cost, up to $4.7 million, of the first commitment well. In return for these payments, Western Atlas earned a 65% interest in the production-sharing contract. In June 1998, Western Atlas completed the above-mentioned acquisition of seismic data over the property. This data was processed, and the Company drilled the commitment well, the Etame No. 1 well, in June 1998 resulting in a 3,700 BOPD Gamba sandstone discovery on the block. Completion of the Etame No. 1 well satisfied all of the Company's obligations to the Government of Gabon under the primary three-year term of the contract.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

             (in thousands of dollars, unless otherwise indicated)


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

9. SUBSEQUENT EVENT

   In January 2001, the Company acquired a 65% interest in the Etame Block offshore Gabon, West Africa from Western Atlas Afrique, Ltd. a subsidiary of Baker Hughes. Consideration for the acquisition was $1.0 million in cash and a future net profits interest in the event the existing discoveries on the block are developed. The Company resold 52.5% of the interest held by Western Atlas Afrique to two companies for $1 million and their proportionate assumption of the future net profits interest. The Company now holds a 30.35% interest in the Etame Block and is operator of the 3,073 square kilometer concession.

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

                                                       United
                                                       States    International
                                                     ----------- -------------
                                                      2000  1999  2000   1999
                                                     ------ ---- ------ ------
  Costs incurred during the year:
    Exploration(1).................................. $1,278 $601 $   19 $1,234
    Acquisition--unproved...........................     13   --     --     --
                                                     ------ ---- ------ ------
      Total......................................... $1,291 $601 $   19 $1,234
                                                     ====== ==== ====== ======
  Company's share of equity method investee's costs
   incurred(1)...................................... $   18 $945 $1,430 $1,829
                                                     ====== ==== ====== ======

--------
(1) Includes costs which are capitalized or expensed.

   In 2000, of the $905 of United States exploration costs incurred, $707 was expensed for dry hole costs. In 2000, international exploration costs included $14 in capitalized costs for Etame as well as $5 in expensed geophysical costs. In 1999, of the $601 of U.S. exploration costs incurred, $220 was expensed for dry hole costs. International exploration costs included capitalized costs in 1999 of $1,234 for Etame, and $217 was expensed for geophysical costs. The Company's share of investee's costs was for the Paramount joint venture in the U.S. and Hunt internationally.

Capitalized Costs Relating to Oil and Gas Producing Activities:

                                                                 Year Ended
                                                                December 31,
                                                                --------------
                                                                 2000    1999
                                                                ------  ------
   Capitalized costs--
     Unproved properties not being amortized..................  $2,823  $3,034
   Properties being amortized.................................   1,154   1,331
                                                                ------  ------
       Total capitalized costs................................   3,977   4,365
     Less accumulated depreciation, depletion, and
      amortization............................................    (816)   (816)
                                                                ------  ------
     Net capitalized costs....................................  $3,161  $3,549
                                                                ======  ======
   Company's share of equity method investee's net capitalized costs.....................................................  $4,427  $4,850
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

                     VAALCO ENERGY, INC. AND SUBSIDIARIES

                                  (Unaudited)

             (in thousands of dollars, unless otherwise indicated)


Results of Operations for Oil and Gas Producing Activities:

                                             United States    International
                                             --------------  ----------------
                                             2000    1999     2000     1999
                                             -----  -------  -------  -------
   Crude oil and gas sales.................. $  81  $    29  $ 1,198  $   795
   Production expense.......................   (54)     (75)    (428)    (478)
   Exploration expense......................  (905)  (1,271)      (5)      --
   Depreciation, depletion and
    amortization............................    --       --       --       --
                                             -----  -------  -------  -------
   Loss before taxes........................  (878)  (1,317)     765      317
   Income tax benefit.......................             --       30     (163)
                                             -----  -------  -------  -------
   Results from oil and gas
    producing activities.................... $(878) $(1,317) $   795  $   154
                                             =====  =======  =======  =======
   Company's share of equity method
    investee's results of operations........ $(310) $    --  $(2,845) $(2,185)
                                             =====  =======  =======  =======

Proved Reserves

   The following tables set forth the net proved reserves of VAALCO Energy, Inc. as of December 31, 2000 and 1999, and the changes therein during the periods then ended.

                                                                     Oil (MBbls)
                                                                     -----------
   PROVED RESERVES:
   BALANCE AT DECEMBER 31, 1998.....................................     691
     Production.....................................................     (91)
     Revisions......................................................      61
                                                                         ---
   BALANCE AT DECEMBER 31, 1999.....................................     661
     Production.....................................................     (92)
     Revisions......................................................     117
                                                                         ---
   BALANCE AT DECEMBER 31, 2000.....................................     686
                                                                         ===

                                                                     Oil (MBbls)
   PROVED DEVELOPED RESERVES                                         -----------
   Balance at December 31, 1999.....................................     661
   Balance at December 31, 2000.....................................     686

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

   The future cash flows are based on sales prices and costs in existence at the dates of the projections, excluding the interests of the Philippine government and the other consortium members. Future production costs do not include overhead charges allowed under joint operating agreements or headquarters general and administrative overhead expenses. Future development costs include amounts accrued attributable to future abandonment when the wells become uneconomic to produce. The standardized measure of discounted cash flows for 2000 do not include the costs of abandoning the Company's non-producing properties.

                                                                 Philippines
                                                                --------------
                                                                December 31,
                                                                --------------
                                                                 2000    1999
                                                                ------  ------
   Future cash inflows......................................... $7,914  $7,825
   Future production costs..................................... (3,327) (3,086)
   Future development costs.................................... (1,377) (1,605)
   Future income tax expense...................................     --      --
                                                                ------  ------
   Future net cash flows.......................................  3,210   3,134
   Discount to present value at 10% annual rate................    508     311
                                                                ------  ------
   Standardized measure of discounted future net cash flows.... $2,702  $2,823
                                                                ======  ======

   Future development costs at December 31, 2000 includes $1,377 for future abandonment costs which have been accrued by the Company. Due to the availability of net operating loss carryforwards, there is no future income tax expense attributable to the Company's reserves.

Changes in Standardized Measure of Discounted Future Net Cash Flows:

   The following table sets forth the changes in standardized measure of discounted future net cash flows as follows:

                                                                 December 31,
                                                                 --------------
                                                                  2000    1999
                                                                 ------  ------
   BALANCE AT BEGINNING OF PERIOD............................... $2,823  $  226
   Sales of oil and gas, net of production costs................   (796)   (271)
   Net changes in prices and production costs...................     99   2,350
   Revisions of previous quantity estimates.....................    294     495
   Purchase (Sale) of reserves in place, net of taxes...........     --      --
   Changes in estimated future development costs................     --      --
   Development costs incurred during the period.................     --      --
   Accretion of discount........................................    282      23
   Net change in income taxes...................................     --      --
   Change in production rates (timing) and other................     --      --
                                                                 ------  ------
   BALANCE AT END OF PERIOD..................................... $2,702  $2,823
                                                                 ======  ======

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

   In accordance with the guidelines of the U.S. Securities and Exchange Commission, the Company's estimates of future net cash flow from the Company's properties and the present value thereof are made using oil and natural gas contract prices in effect as of year end and are held constant throughout the life of the properties except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. The contract price as of December 31, 2000 was $11.69 per Bbl for Matinloc oil and $11.09 per barrel for Nido oil in the Philippines.

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

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

   Information required by this item will be included in the Company's proxy statement for its 2000 annual meeting, which will be filed with the Commission within 120 days of December 31, 2000, and which is incorporated herein by reference.

Item 10. Executive Compensation

   Information required by this item will be included in the Company's proxy statement for its 2000 annual meeting, which will be filed with the Commission within 120 days of December 31, 2000, and which is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management

   Information required by this item will be included in the Company's proxy statement for its 2000 annual meeting, which will be filed with the Commission within 120 days of December 31, 2000, and which is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions

   Information required by this item will be included in the Company's proxy statement for its 2000 annual meeting, which will be filed with the Commission within 120 days of December 31, 2000, and which is incorporated herein by reference.

Item 13. Exhibits and Reports on Form 8-K

  2. Plan of acquisition, reorganization , arrangement, liquidation or succession

  2.1(a) Stock Acquisition Agreement and Plan of Reorganization dated February
         17, 1998 by and among the Company and the 1818 Fund II, L.P.

  2.2(c) First Amendment to Stock Acquisition Agreement and Plan of
         Reorganization, dated April 21, 1998

  2.3    Stock Purchase Agreement between Western Atlas International, Inc., as
         Seller, and VAALCO Gabon (Etame), Inc. as Purchaser, dated January 4,
         2001.

  2.4    Stock Purchase Agreement between VAALCO Energy, Inc., as Seller and
         PanAfrican Energy Corporation Ltd., as Purchaser, dated January 15,
         2001.

  2.5    Share Sale and Purchase Agreement By and Between VAALCO Gabon (Etame),
         Inc., and Sasol Petroleum International (Pty) Ltd. dated February 5,
         2001.

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

 10.16(c) Registration Rights Agreement among the Company and The 1818 Fund II,
          L.P., dated April 21, 1998

 10.17(c) Registration Rights Agreement dated April 21, 1998 by and among the
          Company, Jefferies & Company, Inc. and the investors listed therein.

 10.18(i) Assignment Agreement between the Company, members of the Service
          Contract 14 Consortium and SOCDET dated December 29, 1998

 10.19    Conveyance of Production Payment from Western Atlas Afrique, Ltd. to
          Western Atlas International, Inc. dated December 29, 2000.

 21.1     Subsidiaries of the Registrant

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

   Dated March 30, 2001

   In accordance with the Exchange Act, this report has been signed below on the 30th day of March, by the following persons on behalf of the registrant and in the capacities indicated.

              Signature                                  Title
              ---------                                  -----

     /s/ Robert L. Gerry, III             Chairman of the Board, Chief
______________________________________     Executive Officer and Director
         Robert L. Gerry, III              (Principal Executive Officer)

    /s/ Virgin A. Walston, Jr.            Vice Chairman of the Board, Chief
______________________________________     Operating Officer and Director
        Virgil A. Walston,Jr.

     /s/ W. Russell Scheirman             President, Chief Financial Officer
______________________________________     and Director (Principal Financial
         W. Russell Scheirman              Officer and Principal Accounting
                                           Officer)

               /s/                        Director
______________________________________
           Walter W. Grist

               /s/                        Director
______________________________________
           T. Michael Long

               /s/                        Director
______________________________________
           Arne R. Nielsen

               /s/                        Director
______________________________________
          Lawrence C. Tucker