Form 10QSB
period 2001-03-31
VAALCO ENERGY INC /DE/
filed 2001-05-07
CIK 894627

================================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                             ____________________
                                  FORM 10-QSB
(Mark One)
   [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2001

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


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                                                       -

     As of May 4, 2001 there were outstanding 20,744,569 shares of Common Stock, $.10 par value per share, of the registrant.

================================================================================

                     VAALCO ENERGY, INC. AND SUBSIDIARIES

                               Table of Contents


PART I.   FINANCIAL INFORMATION

CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets (Unaudited)
   March 31, 2001 and December 31, 2000............   3
Statements of Consolidated Operations (Unaudited)
   Three months ended March 31, 2001 and 2000......   4
Statements of Consolidated Cash Flows (Unaudited)
   Three months ended March 31, 2001 and 2000......   5
Notes to Consolidated Financial Statements.........   6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS.............   8

PART II.  OTHER INFORMATION........................  11

                     VAALCO ENERGY, INC.  AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
              (in thousands of dollars, except par value amounts)

                                                                                     March 31,                  December 31,
                                                                                        2001                       2000
                                                                               ---------------------      ----------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                        $           9,971        $             12,440
  Funds in escrow                                                                                 36                         751
  Receivables:
    Trade                                                                                        239                         237
    Other                                                                                        151                         153
  Materials and supplies, net of allowance for inventory obsolescence of $5                      334                         329
  Prepaid expenses and other                                                                      25                          24
                                                                               ---------------------      ----------------------
    Total current assets                                                                      10,756                      13,934
                                                                               ---------------------      ----------------------

PROPERTY AND EQUIPMENT-SUCCESSFUL EFFORTS METHOD
  Wells, platforms and other production facilities                                             1,524                       1,154
  Undeveloped acreage                                                                            633                         555
  Work in progress                                                                             4,215                       2,268
  Equipment and other                                                                             65                          65
                                                                               ---------------------      ----------------------
                                                                                               6,437                       4,042
Accumulated depreciation, depletion and amortization                                            (853)                       (850)
                                                                               ---------------------      ----------------------
    Net property and equipment                                                                 5,584                       3,192
                                                                               ---------------------      ----------------------

OTHER ASSETS:
    Investment in unconsolidated entities                                                      1,015                       1,448
    Deferred tax asset                                                                           410                         410
    Other long-term assets                                                                        55                          57
                                                                               ---------------------      ----------------------
TOTAL                                                                              $          17,820        $             19,041
                                                                               =====================      ======================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                                         $             548        $                463
  Accounts with partners                                                                         853                       2,047
  Income taxes payable                                                                            25                          10
                                                                               ---------------------      ----------------------
    Total current liabilities                                                                  1,426                       2,520
                                                                               ---------------------      ----------------------

MINORITY INTEREST                                                                                 13                          13

FUTURE ABANDONMENT COSTS                                                                       3,294                       3,294
                                                                               ---------------------      ----------------------
  Total liabilities                                                                            4,733                       5,827
                                                                               ---------------------      ----------------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $25 par value, 500,000 shares authorized;
    10,000 shares issued and outstanding in 2001 and 2000                                        250                         250
  Common stock, $.10 par value, 100,000,000 authorized shares
   20,749,964 shares issued of which 5,395 are in the treasury in 2001
   and 2000                                                                                    2,075                       2,075
  Additional paid-in capital                                                                  41,215                      41,215
  Accumulated deficit                                                                        (30,441)                    (30,314)
  Less treasury stock, at cost                                                                   (12)                        (12)
                                                                               ---------------------      ----------------------
    Total stockholders' equity                                                                13,087                      13,214
                                                                               ---------------------      ----------------------

TOTAL                                                                              $          17,820        $             19,041
                                                                               =====================      ======================

                See notes to consolidated financial statements.

                     VAALCO ENERGY, INC.  AND SUBSIDIARIES
                    STATEMENTS OF CONSOLIDATED  OPERATIONS
                                  (Unaudited)
              (in thousands of dollars, except per share amounts)

                                                                                                     Three months Ended March 31,
                                                                                              -------------------------------------
                                                                                                   2001                   2000
                                                                                              ---------------        --------------
REVENUES:
  Oil and gas sales                                                                             $         317          $        289
  Gain on sale of assets                                                                                  215                    --
                                                                                              ---------------        --------------
    Total revenues                                                                                        532                   289
                                                                                              ---------------        --------------

OPERATING COSTS AND EXPENSES:
  Production expenses                                                                                      93                    74
  Depreciation, depletion and amortization                                                                  3                     4
  Exploration expense                                                                                      --                   554
  General and administrative expenses                                                                     251                   408
                                                                                              ---------------        --------------
    Total operating costs and expenses                                                                    347                 1,040
                                                                                              ---------------        --------------

OPERATING INCOME (LOSS)                                                                                   185                  (751)

OTHER INCOME (EXPENSE):
  Interest income                                                                                         138                   155
  Equity loss in unconsolidated entities                                                                 (433)               (2,393)
  Other, net                                                                                               (2)                   --
                                                                                              ---------------        --------------
    Total other expense                                                                                  (297)               (2,238)
                                                                                              ---------------        --------------
LOSS BEFORE TAXES                                                                                        (112)               (2,989)

Income tax expense                                                                                         15                    --
                                                                                              ---------------        --------------


NET LOSS ATTRIBUTABLE TO
   COMMON SHAREHOLDERS                                                                           $       (127)         $     (2,989)
                                                                                              ===============        ==============

LOSS PER COMMON SHARE:
  BASIC AND DILUTED                                                                             $       (0.01)         $      (0.14)
                                                                                              ===============        ==============

WEIGHTED AVERAGE COMMON SHARES:
  BASIC AND DILUTED                                                                                    20,745                20,745
                                                                                              ===============        ==============

                See notes to consolidated financial statements.

                     VAALCO ENERGY, INC.  AND SUBSIDIARIES
                    STATEMENTS OF  CONSOLIDATED CASH FLOWS
                                  (Unaudited)
                           (in thousands of dollars)

                                                                                Three months Ended March 31,
                                                                       ----------------------------------------------
                                                                               2001                        2000
                                                                       ------------------            ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                               $           (127)             $       (2,989)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation, depletion and amortization                                            3                           4
    Equity loss in unconsolidated entities                                            433                       2,393
    Exploration expense                                                                --                         554
    Gain on sale of assets                                                           (215)                         --
  Change in assets and liabilities that provided (used) cash:
    Funds in escrow                                                                   715                       1,717
    Trade receivables                                                                  (2)                        (91)
    Accounts with partners                                                         (1,194)                        (14)
    Other receivables                                                                   2                         (14)
    Materials and supplies                                                             (5)                         (1)
    Prepaid expenses and other                                                         (1)                        (66)
    Accounts payable and accrued liabilities                                           85                         (40)
    Income taxes payable                                                               15                          --
                                                                       ------------------            ----------------
      Net cash (used in) provided by operating activities                            (291)                      1,453
                                                                       ------------------            ----------------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Disposals of property and equipment                                               1,023                          27
  Additions to property and equipment                                              (3,203)                         --
  Investment in unconsolidated entities                                                --                      (1,688)
  Other                                                                                 2                         (36)
                                                                       ------------------            ----------------
      Net cash used in investing activities                                        (2,178)                     (1,697)
                                                                       ------------------            ----------------


NET CHANGE IN CASH AND CASH EQUIVALENTS                                            (2,469)                       (244)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   12,440                       2,925
                                                                       ------------------            ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $          9,971              $        2,681
                                                                       ==================            ================

                See notes to consolidated financial statements.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                  (Unaudited)

1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

   The consolidated financial statements of VAALCO Energy, Inc. and subsidiaries (collectively, "VAALCO" or the "Company"), included herein are unaudited, but include all adjustments consisting of normal recurring accruals which the Company deems necessary for a fair presentation of its financial position, results of operations and cash flows for the interim period. Such results are not necessarily indicative of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2000.

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

   VAALCO's Philippine subsidiaries include Alcorn (Philippines) Inc., Alcorn (Production) Philippines Inc. and Altisima Energy, Inc. VAALCO's Gabon subsidiaries are VAALCO Gabon (Etame), Inc. and VAALCO Production (Gabon), Inc. VAALCO Energy (USA), Inc. holds interests in certain properties in the United States.

2. RECENT DEVELOPMENTS

   In January 2001, the Company acquired a 65% interest in the Etame Block offshore Gabon, West Africa from Western Atlas Afrique, Ltd. a subsidiary of Baker Hughes. Consideration for the acquisition was $1 million in cash and a future net profits interest in the event the existing discoveries on the block are developed. The Company resold 52.5% of the interest held by Western Atlas Afrique to two companies for $1 million and their proportionate assumption of the future net profits interest. The Company now holds a 30.35% interest in the Etame Block and is operator of the 3,073 square kilometer concession.

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

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                  (Unaudited)

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

   The Company has elected to terminate its joint venture with Paramount Petroleum, Inc., which focused on domestic onshore prospects in Mississippi, Alabama and Louisiana. The Company will receive its proportionate 93.75% interest in kind in all remaining prospects within the joint venture on June 1, 2001, unless the prospects are sold to industry for drilling prior to that time.

3. EARNINGS PER SHARE

   The weighted average common shares outstanding represent those of historical VAALCO for the applicable periods.

   The Company accounts for earnings per share in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 128 - "Earnings per Share," which establishes the requirements for presenting earnings per share ("EPS"). SFAS No. 128 requires the presentation of "basic" and "diluted" EPS on the face of the income statement. Basic EPS is calculated using the average number of common shares outstanding during each period. Diluted EPS assumes the conversion of preferred stock to common stock and the exercise of all stock options having exercise prices less than the average market price of the common stock using the treasury stock method.

4. RECENT ACCOUNTING PRONOUNCEMENTS

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which was amended in June 1999 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and in June 2000 by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS No. 133, as amended, is effective for derivative instruments and hedging activities that require an entity to recognize all derivatives as an asset or liability measured at its fair value. Depending on the intended use of the derivative, changes in its fair value will be reported in the period of change as either a component of earnings or a component of comprehensive income. Retroactive application to periods prior to adoption is not allowed. The Company adopted SFAS No. 133, as amended, effective January 1, 2001. The adoption had no effect on the Company's financial position or results of operations as all existing contracts either do not meet the definition of a derivative or qualify for the normal purchases and sales exemption. The Company does not currently engage in hedging activities.

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

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

Historically, the Company's primary source of capital resources has been from cash flows from operations, private sales of equity, borrowings and purchase money debt. In 2001 and 2000, the Company's primary uses of capital have been to fund its exploration operations.

The Company produces oil from the Matinloc and Nido fields in the South China Sea, the Philippines. The fields produced approximately 415,000 gross barrels of oil during 2000. In the quarter ended March 31, 2001, total production from the fields was approximately 102,000 gross barrels of oil. Substantially all of the Company's crude oil and natural gas is sold at the well head at posted or index prices under short-term contracts, as is customary in the industry. The Company markets its share of crude oil under agreements with Seaoil and Caltex, both local Philippines refiners. While the loss of these buyers might have a material effect on the Company in the near term, management believes that the Company would be able to obtain other customers for its crude oil.

The Company has invested $3.0 million in the Paramount joint venture of which $2.0 million has been impaired as of March 31, 2001. The Company has elected to terminate the joint venture effective June 1, 2001. The Company will receive its proportionate 93.75% interest in kind in all remaining prospects within the joint venture on June 1, 2001, unless the prospects are sold to industry for drilling prior to that time.

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

The Company continues to seek financing to fund the development of existing properties and to acquire additional assets. The Company will rely on the issuance of equity and debt securities, asset sales and cash flow from operations to provide the required capital for funding future operations. While there can be no assurance the Company will be successful in raising new financing, management believes the prospects the Company has in hand will enable it to attract sufficient capital to fund required oil and gas activities.

During 2001, the Company anticipates that it will make capital expenditures on oil and gas properties of approximately $4.0 million, primarily in Gabon. This amount may increase if the Etame field in Gabon is approved for development. The Company will seek outside funds for the development of the Etame field. The anticipated capital expenditures exclude potential acquisitions. Other than the funding required to develop the Etame field, which will be sourced from outside the Company, the Company believes the cash on hand at March 31, 2001 will be sufficient to fund the Company's capital budget through 2001.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

Three months ended March 31, 2001 compared to three months ended March 31, 2000

Revenues
--------

Total revenues were $532 thousand for the three months ended March 31, 2001 compared to $289 thousand for the comparable period in 2000. Higher crude production volumes and a gain on the resale of certain interests acquired in Gabon in 2001 accounted for the increase in revenues.

Operating Costs and Expenses
----------------------------

Total production expenses for the three months ended March 31, 2001 were $93 thousand compared to $74 thousand in 2000. Expenditures in 2001 included additional activity at the Nido field. Exploration expense was $0 for the three months ended March 31, 2001, compared to $554 thousand in 2000. Exploration expense in 2000 included $392 thousand for dry hole expense associated with a well drilled in Demmit County, Texas and $162 thousand for costs associated with lease expirations in Brazos County, Texas. General and administrative expenses for the three months ended 2001 and 2000 were $251 thousand and $408 thousand. The Company benefited from overhead reimbursements associated with capital expenditure programs in Gabon in 2001.

Other Income (Expense)
----------------------

Interest income of $138 thousand was received from amounts on deposit in 2001 compared to $155 thousand in the quarter ended March 31, 2000. The decrease can be attributed to smaller balances on deposit in 2001 when compared to 2000. The equity loss in unconsolidated entities in the quarter ended March 31, 2001 of $433 thousand compared to a loss of $2,393 thousand in 2000. The loss reported in the quarter ended March 31, 2001 was associated only with the Paramount joint venture and consisted of the write off of unsold prospect costs. The loss reported in the first quarter of fiscal 2000 was primarily associated with exploration costs incurred by the Hunt partnership from which the Company withdrew effective June 30, 2000.

Income Taxes
------------

The Company incurred $15 thousand in income tax expenses, associated with activity in the Philippines, in the quarter ended March 31, 2001, compared to $0 in 2000.

Net Loss
--------

Net loss attributable to common stockholders for the three months ended March 31, 2001 was $127 thousand, compared to a net loss attributable to common stockholders of $2,989 thousand for the same period in 2000. The net loss in both periods was primarily due to exploration costs associated with the Company's investment in unconsolidated entities.

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

VAALCO ENERGY, INC.
(Registrant)



By    /s/ W. RUSSELL SCHEIRMAN
     -------------------------------------
       W. Russell Scheirman, President,
       Chief Financial Officer and Director
       (on behalf of the Registrant and as the
       principal financial officer)

Dated May 4, 2001