Form 10QSB
period 2001-06-30
VAALCO ENERGY INC /DE/
filed 2001-08-03
CIK 894627

________________________________________________________________________________


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ____________________
                                  FORM 10-QSB
(Mark One)
[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

[_]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______

                         Commission file number 0-20928
                              _____________________
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



     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No___
                                                                       ----

     As of August 3, 2001 there were outstanding 20,744,569 shares of Common Stock, $.10 par value per share, of the registrant.



________________________________________________________________________________

                      VAALCO ENERGY, INC. AND SUBSIDIARIES

                               Table of Contents



PART I.   FINANCIAL INFORMATION

CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets (Unaudited)
   June 30, 2001 and December 31, 2000.......................   3
Statements of Consolidated Operations (Unaudited)
   Three months and six months ended June 30, 2001 and 2000..   4
Statements of Consolidated Cash Flows (Unaudited)
   Six months ended June 30, 2001 and 2000...................   5
Notes to Consolidated Financial Statements...................   6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS.......................   9

PART II.  OTHER INFORMATION..................................  14

                     VAALCO ENERGY, INC.  AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
              (in thousands of dollars, except par value amounts)


                                                                                       June 30,                 December 31,
                                                                                         2001                      2000
                                                                                      ----------                ----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                        $          11,819        $           12,440
  Funds in escrow                                                                                 36                       751
  Receivables:
    Trade                                                                                        306                       237
    Other                                                                                        134                       153
  Materials and supplies, net of allowance for inventory obsolescence of $5                      331                       329
  Prepaid expenses and other                                                                     114                        24
                                                                                   -----------------        ------------------
    Total current assets                                                                      12,740                    13,934
                                                                                   -----------------        ------------------

PROPERTY AND EQUIPMENT-SUCCESSFUL EFFORTS METHOD
  Wells, platforms and other production facilities                                             1,860                     1,154
  Undeveloped acreage                                                                            633                       555
  Work in progress                                                                             5,732                     2,268
  Equipment and other                                                                             65                        65
                                                                                   -----------------        ------------------
                                                                                               8,290                     4,042
Accumulated depreciation, depletion and amortization                                            (902)                     (850)
                                                                                   -----------------        ------------------
    Net property and equipment                                                                 7,388                     3,192
                                                                                   -----------------        ------------------

OTHER ASSETS:
    Investment in unconsolidated entities                                                        834                     1,448
    Deferred tax asset                                                                           410                       410
    Other long-term assets                                                                        54                        57
                                                                                   -----------------        ------------------
TOTAL                                                                              $          21,426        $           19,041
                                                                                   =================        ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                                         $           2,788        $              463
  Accounts with partners                                                                       2,457                     2,047
  Income taxes payable                                                                             2                        10
                                                                                   -----------------        ------------------
    Total current liabilities                                                                  5,247                     2,520
                                                                                   -----------------        ------------------

MINORITY INTEREST                                                                                 13                        13

FUTURE ABANDONMENT COSTS                                                                       3,294                     3,294
                                                                                   -----------------        ------------------
  Total liabilities                                                                            8,554                     5,827
                                                                                   -----------------        ------------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $25 par value, 500,000 shares authorized;
    10,000 shares issued and outstanding in 2001 and 2000                                        250                       250
  Common stock, $.10 par value, 100,000,000 authorized shares
   20,749,964 shares issued of which 5,395 are in the treasury in 2001 and 2000                2,075                     2,075
  Additional paid-in capital                                                                  41,215                    41,215
  Accumulated deficit                                                                        (30,656)                  (30,314)
  Less treasury stock, at cost                                                                   (12)                      (12)
                                                                                   -----------------        ------------------
    Total stockholders' equity                                                                12,872                    13,214
                                                                                   -----------------        ------------------

TOTAL                                                                              $          21,426        $           19,041
                                                                                   =================        ==================

                See notes to consolidated financial statements.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES
                    STATEMENTS OF CONSOLIDATED OPERATIONS
                                  (Unaudited)
              (in thousands of dollars, except per share amounts)


                                                    Three months Ended June 30,                      Six months Ended June 30,
                                              ------------------------------------        ---------------------------------------
                                                    2001                2000                    2001                   2000
                                              ---------------     ----------------        ---------------        ----------------
REVENUES:
  Oil and gas sales                           $           517     $            486        $           834        $            775
  Gain on sale of assets                                   --                   --                    215                      --
                                              ---------------     ----------------        ---------------        ----------------
    Total revenues                                        517                  486                  1,049                     775
                                              ---------------     ----------------        ---------------        ----------------

OPERATING COSTS AND EXPENSES:
  Production expenses                                     216                  153                    309                     227
  Depreciation, depletion and amortization                 49                    4                     52                       8
  Exploration expense                                      --                   36                     --                     590
  General and administrative expenses                     537                  452                    788                     860
                                              ---------------     ----------------        ---------------        ----------------
    Total operating costs and expenses                    802                  645                  1,149                   1,685
                                              ---------------     ----------------        ---------------        ----------------

OPERATING LOSS                                           (285)                (159)                  (100)                   (910)

OTHER INCOME (EXPENSE):
  Interest income                                          84                  135                    222                     290
  Equity loss in unconsolidated entities                  (12)                (562)                  (445)                 (2,955)
  Other, net                                               --                  (20)                    (2)                    (20)
                                              ---------------     ----------------        ---------------        ----------------
    Total other income (expense)                           72                 (447)                  (225)                 (2,685)
                                              ---------------     ----------------        ---------------        ----------------

LOSS BEFORE TAXES                                        (213)                (606)                  (325)                 (3,595)

Income tax expense                                          2                    3                     17                       3
                                              ---------------     ----------------        ---------------        ----------------

NET LOSS ATTRIBUTABLE TO
  COMMON SHAREHOLDERS                         $          (215)    $           (609)       $          (342)       $         (3,598)
                                              ===============     ================        ===============        ================

LOSS PER COMMON SHARE:
  BASIC AND DILUTED                           $         (0.01)    $          (0.03)       $         (0.02)       $          (0.17)
                                              ===============     ================        ===============        ================

WEIGHTED AVERAGE COMMON SHARES:
  BASIC AND DILUTED                                    20,745               20,745                 20,745                  20,745
                                              ===============     ================        ===============        ================



                See notes to consolidated financial statements.

                     VAALCO ENERGY, INC.  AND SUBSIDIARIES
                    STATEMENTS OF  CONSOLIDATED CASH FLOWS
                                  (Unaudited)
                           (in thousands of dollars)

                                                                                  Six months Ended June 30,
                                                                       ----------------------------------------------
                                                                              2001                         2000
                                                                       ------------------            ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                               $           (342)             $       (3,598)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation, depletion and amortization                                           52                           8
    Equity loss in unconsolidated entities                                            445                       2,955
    Exploration expense                                                                --                         590
    Gain on sale of assets                                                           (215)                         --
  Change in assets and liabilities that provided (used) cash:
    Funds in escrow                                                                   715                      10,043
    Trade receivables                                                                 (69)                       (292)
    Accounts with partners                                                            410                         116
    Other receivables                                                                  19                      (1,312)
    Materials and supplies                                                             (2)                          1
    Prepaid expenses and other                                                        (90)                        (41)
    Accounts payable and accrued liabilities                                        2,325                         (61)
    Income taxes payable                                                               (8)                         --
                                                                       ------------------            ----------------
      Net cash (used in) provided by operating activities                           3,240                       8,409
                                                                       ------------------            ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Disposals of property and equipment                                               1,023                          27
  Additions to property and equipment                                              (5,056)                       (451)
  Investment in unconsolidated entities                                               169                        (398)
  Other                                                                                 3                         (26)
                                                                       ------------------            ----------------
      Net cash used in investing activities                                        (3,861)                       (847)
                                                                       ------------------            ----------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                              (621)                      7,561

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   12,440                       2,925
                                                                       ------------------            ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $         11,819              $       10,486
                                                                       ==================            ================

Cash Income Taxes Paid                                                   $             21              $           --
                                                                       ==================            ================



                See notes to consolidated financial statements.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                  (Unaudited)

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

   The Company drilled the Etame 1 well and made a Gamba sandstone discovery on the Etame concession in 1998, which tested approximately 3,700 barrels of oil per day on a 32/64's inch choke. In January 1999, the Company completed the drilling of the Etame 2V well, which delineated the oil water contact for the discovery. Because the Gamba reservoir lies below a layer of salt and is structurally complex, during 1999 and the first half of 2000, a seismic reprocessing effort was performed to better map the Gamba reservoir. Based on the seismic reprocessing effort, the Company drilled a third well, the Etame 3V well, on the discovery during the first quarter of 2001. The well found pay in the Gamba sandstone approximately 1.2 kilometers (0.75 miles) away from the Etame 1 well. In addition, pay was found in the Dentale sandstones below the Gamba sandstone. A total of 34 meters (110 feet) of gross pay interval was encountered in the Etame 3V well.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                  (Unaudited)

   In June 2001, drilling of the Etame 4V delineation well was completed. The well was drilled approximately 2.4 kilometers (1.5 miles) from the Etame 1 discovery well and logged 32 meters (105 feet) of oil column with net pay of approximately 24 meters (80 feet). The well was conventionally cored and recovered 17 meters (57 feet) of oil-saturated sandstone in the Gamba and Dentale formations. The Gamba sandstone, the primary target reservoir, was approximately 14 meters (45 feet) thick in the well and was full of oil throughout the entire interval. This represents approximately 30 percent greater sand thickness than seen in the previous wells within the Gamba formation.

   As a result of the two successful delineation wells drilled this year, the Etame consortium has approved a budget to develop the field. Initial development will consist of three subsea wells connected to a floating production, storage and offloading tanker at a cost of approximately $37 million ($11.2 million net to the Company). The project is expected to come online in the third quarter of 2002 at initial flow rates of at least 12,000 barrels of oil per day. To fund its share of the development project, the Company has negotiated a line of credit of $10 million available through 2002. The Company is actively negotiating with other funding sources for permanent financing for the project.

   In June 2001, the Company announced the results of a well drilled in Brazos County, Texas. The well was completed at an initial flow rate of 525 barrels of oil per day and 1.4 million cubic feet of gas per day. The well was completed horizontally in the Buda and Georgetown formations. An offset location to the well was spudded in July and is currently drilling. VAALCO has a 30 percent interest in the project.

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

   The Company has elected to terminate its joint venture with Paramount Petroleum, Inc., effective June 1, 2001, which focused on domestic onshore prospects in Mississippi, Alabama and Louisiana. The Company will receive its proportionate 93.75% interest in kind in all remaining prospects within the joint venture upon completion of assignment documentation.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                  (Unaudited)

3. EARNINGS PER SHARE

   The weighted average common shares outstanding represent those of historical VAALCO for the applicable periods.

   The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 - "Earnings per Share," which establishes the requirements for presenting earnings per share ("EPS"). SFAS No. 128 requires the presentation of "basic" and "diluted" EPS on the face of the income statement. Basic EPS is calculated using the average number of common shares outstanding during each period. Diluted EPS assumes the conversion of preferred stock to common stock and the exercise of all stock options having exercise prices less than the average market price of the common stock using the treasury stock method. The Company's preferred stock is convertible to 27,500,000 shares of common stock.

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

The Company produces oil from the Matinloc and Nido fields in the South China Sea, the Philippines. The fields produced approximately 415,000 gross barrels of oil during 2000. For the six months ended June 30, 2001, total production from the fields was approximately 196,000 gross barrels of oil. Substantially all of the Company's crude oil and natural gas is sold at the well head at posted or index prices under short-term contracts, as is customary in the industry. The Company markets its share of crude oil under agreements with Seaoil and Caltex, both local Philippines refiners. While the loss of these buyers might have a material effect on the Company in the near term, management believes that the Company would be able to obtain other customers for its crude oil.

The Company has invested $3.0 million in the Paramount joint venture of which $2.0 million has been impaired as of June 30, 2001. The Company has elected to terminate its joint venture with Paramount Petroleum, Inc., effective June 1, 2001 and received a cash payment of $169 thousand from the joint venture. The Company will receive its proportionate 93.75% interest in kind in all remaining prospects within the joint venture upon completion of assignment documentation.

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

During 2001, the Company anticipates that it will make capital expenditures on oil and gas properties of approximately $8.0 million, primarily in Gabon. An additional $7 million is anticipated to be spent in Gabon in 2002 to complete initial development of the Etame Field. The Company has negotiated a $10 million line of credit through 2002 to fund the Etame Field development. The Company is actively seeking more permanent financing to fund additional development of the Etame field. The anticipated capital expenditures exclude potential acquisitions. Other than the funding required to develop the Etame field, which will be sourced

                     VAALCO ENERGY, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

from outside the Company, the Company believes the cash on hand at June 30, 2001 will be sufficient to fund the Company's capital budget through 2001.

RESULTS OF OPERATIONS
---------------------

Three months ended June 30, 2001 compared to three months ended June 30, 2000

Revenues
--------

Total revenues were $517 thousand for the three months ended June 30, 2001 compared to $486 thousand for the comparable period in 2000. Revenues recognized in 2001 include one month of production from the Brazos County discovery.

Operating Costs and Expenses
----------------------------

Total production expenses for the three months ended June 30, 2001 were $216 thousand compared to $153 thousand in 2000. Expenditures in 2001 included additional activity at the Nido field. Exploration expense was $0 for the three months ended June 30, 2001, compared to $36 thousand in 2000. Exploration expense in 2000 represented dry hole expense associated with a well drilled in Demitt County, Texas. Depreciation, depletion and amortization increased from $4 thousand in the three months ended June 30, 2000 to $49 thousand in the three months ended June 30, 2001 due to depletion associated with production from the Brazos County discovery. General and administrative expenses for the three months ended 2001 and 2000 were $537 thousand and $452 thousand. Increased activity level associated with the planning for the development of the Etame field in Gabon accounted for the increase in general and administrative costs.

Other Income (Expense)
----------------------

Interest income of $84 thousand was received from amounts on deposit in 2001 compared to $135 thousand in the quarter ended June 30, 2000. The decrease can be attributed to smaller balances on deposit in 2001 when compared to 2000 and lower interest rates in 2001. The equity loss in unconsolidated entities in the quarter ended June 30, 2001 is $12 thousand compared to a loss of $562 thousand in 2000. The loss reported in the quarter ended June 30, 2001 was associated only with the Paramount joint venture and consisted of the write off of unsold prospect costs. The loss reported in the first quarter of fiscal 2000 was primarily associated with exploration costs incurred by the Hunt partnership from which the Company withdrew effective June 30, 2000.

Income Taxes
------------

The Company incurred $2 thousand in income tax expense, associated with activity in the Philippines, in the quarter ended June 30, 2001, compared to $3 thousand in 2000.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Net Loss
--------

Net loss attributable to common stockholders for the three months ended June 30, 2001 was $215 thousand, compared to a net loss attributable to common stockholders of $609 thousand for the same period in 2000. The reduced net loss in 2001 was primarily due to the lack of exploration costs associated with the Company's investment in unconsolidated entities.

Six months ended June 30, 2001 compared to six months ended June 30, 2000

Revenues
--------

Total revenues were $1,049 thousand for the six months ended June 30, 2001 compared to $775 thousand for the comparable period in 2000. Revenues from one month of production from the Brazos County discovery plus a gain on the resale of certain interests acquired in Gabon in 2001 contributed to a net increase in revenues.

Operating Costs and Expenses
----------------------------

Total production expenses for the six months ended June 30, 2001 were $309 thousand compared to $227 thousand in 2000. Expenditures in 2001 included additional activity at the Nido field. Exploration expense was $0 for the six months ended June 30, 2001, compared to $590 thousand in 2000. Exploration expense in 2000 included $428 thousand for dry hole expense associated with a well drilled in Demmit County, Texas and $162 thousand for costs associated with lease expirations in Brazos County, Texas. Depreciation, depletion and amortization increased from $8 thousand in the six months ended June 30, 2000 to $52 thousand in the six months ended June 30, 2001 due to depletion associated with production from the Brazos County discovery. General and administrative expenses for the six months ended 2001 and 2000 were $788 thousand and $860 thousand. The Company benefited from overhead reimbursements associated with capital expenditure programs in Gabon in 2001.

Other Income (Expense)
----------------------

Interest income of $222 thousand was received from amounts on deposit in 2001 compared to $290 thousand in the six months ended June 30, 2000. The decrease can be attributed to smaller balances on deposit in 2001 when compared to 2000 and lower interest rates in 2001. The equity loss in unconsolidated entities in the six months ended June 30, 2001 is $445 thousand compared to a loss of $2,955 thousand in 2000. The loss reported in the six months ended June 30, 2001 was associated only with the Paramount joint venture and consisted of the write off of unsold prospect costs. The loss reported in the six months ended June 30, 2000 was primarily associated with exploration costs incurred by the Hunt partnership from which the Company withdrew effective June 30, 2000.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Income Taxes
------------

The Company incurred $17 thousand in income tax expenses, associated with activity in the Philippines, in the six months ended June 30, 2001, compared to $3 thousand in 2000.

Net Loss
--------

Net loss attributable to common stockholders for the six months ended June 30, 2001 was $342 thousand, compared to a net loss attributable to common stockholders of $3,598 thousand for the same period in 2000. The net loss in both periods was primarily due to exploration costs associated with the Company's investment in unconsolidated entities.

                          PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is not presently a party to any material legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders held on June 6, 2001 the Common and Preferred Stockholders elected one Class III Director and the Preferred Stockholders, voting as a class, elected one additional Class III Director to serve on the Company's Board of Directors. The stockholders also approved the appointment of Deloitte & Touche as auditors of the Company.

       Directors Elected by
       Common and Preferred
           Stockholders                    Votes Cast For          Votes Cast Against             Abstentions
           ------------                    --------------          ------------------             -----------
         Robert L. Gerry                     42,188,417                  11,150                        0

      Directors Elected by
     Preferred Stockholders                Votes Cast For          Votes Cast Against             Abstentions
     ----------------------                --------------          ------------------             -----------

          Walter Grist                         10,000                       0                          0

Regarding the proposal to approve the appointment of Deloitte & Touche as the Company's auditors, 42,191,567 votes were cast for the proposal, 8,000 votes were cast against the proposal and 0 votes abstained from voting.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
   3.       Articles of Incorporation and Bylaws

     3.1(b) Restated Certificate of Incorporation

     3.2(b) Certificate of Amendment to Restated Certificate of Incorporation

     3.3(b) Bylaws

     3.4(b) Amendment to Bylaws

     3.5(c) Designation of Convertible Preferred Stock, Series A

 _____________

27. Financial Data Schedule

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

VAALCO ENERGY, INC.
(Registrant)



By    /s/ W. RUSSELL SCHEIRMAN
     ----------------------------------------------------
          W. Russell Scheirman, President,
          Chief Financial Officer and Director
          (on behalf of the Registrant and as the
          principal financial officer)


Dated August 3, 2001