Form 10QSB
period 2001-09-30
VAALCO ENERGY INC /DE/
filed 2001-11-13
CIK 894627

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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
Yes  X  No    .
   ----   ----

     As of November 5, 2001, there were outstanding 20,744,569 shares of Common Stock, $.10 par value per share, of the registrant.

--------------------------------------------------------------------------------

                      VAALCO ENERGY, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION

CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets (Unaudited)
   September 30, 2001 and December 31, 2000.........................    3
Statements of Consolidated Operations (Unaudited)
   Three months and Nine Months ended September 30, 2001 and 2000...    4
Statements of Consolidated Cash Flows (Unaudited)
   Nine Months ended September 30, 2001 and 2000....................    5
Notes to Consolidated Financial Statements..........................    6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS..............................   10

PART II.  OTHER INFORMATION.........................................   15

                     VAALCO ENERGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
              (in thousands of dollars, except par value amounts)

                                                                                 SEPTEMBER 30,    DECEMBER 31,
                                                                                      2001           2000
                                                                                 ------------     ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                       $  7,948          $ 12,440
  Funds in escrow                                                                       36               751
  Receivables:
    Trade                                                                              208               237
    Other                                                                              122               153
  Materials and supplies, net of allowance for inventory obsolescence of $5            330               329
  Prepaid expenses and other                                                           138                24
                                                                                  --------          --------
    Total current assets                                                             8,782            13,934
                                                                                  --------          --------
PROPERTY AND EQUIPMENT-SUCCESSFUL EFFORTS METHOD
  Wells, platforms and other production facilities                                   2,396             1,154
  Undeveloped acreage                                                                  633               555
  Work in progress                                                                   6,118             2,268
  Equipment and other                                                                   82                65
                                                                                  --------          --------
                                                                                     9,229             4,042
Accumulated depreciation, depletion and amortization                                  (970)             (850)
                                                                                  --------          --------
    Net property and equipment                                                       8,259             3,192
                                                                                  --------          --------
OTHER ASSETS:
    Investment in unconsolidated entities                                              836             1,448
    Deferred tax asset                                                                 410               410
    Other long-term assets                                                              52                57
                                                                                  --------          --------
TOTAL                                                                             $ 18,339          $ 19,041
                                                                                  ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                                        $    508          $    463
  Accounts with partners                                                             1,984             2,047
  Income taxes payable                                                                   -                10
                                                                                  --------          --------
    Total current liabilities                                                        2,492             2,520
                                                                                  --------          --------
MINORITY INTEREST                                                                       12                13

FUTURE ABANDONMENT COSTS                                                             3,294             3,294
                                                                                  --------          --------
  Total liabilities                                                                  5,798             5,827
                                                                                  --------          --------
STOCKHOLDERS' EQUITY:
  Convertible preferred stock, $25 par value, 500,000 shares authorized;
    10,000 shares issued and outstanding in 2001 and 2000                              250               250
  Common stock, $.10 par value, 100,000,000 authorized shares
   20,749,964 shares issued of which 5,395 are in the treasury in 2001 and 2000      2,075             2,075
  Additional paid-in capital                                                        41,215            41,215
  Accumulated deficit                                                              (30,987)          (30,314)
  Less treasury stock, at cost                                                         (12)              (12)
                                                                                  --------          --------
    Total stockholders' equity                                                      12,541            13,214
                                                                                  --------          --------
TOTAL                                                                             $ 18,339          $ 19,041
                                                                                  ========          ========


                See notes to consolidated financial statements.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED OPERATIONS
                                  (Unaudited)
              (in thousands of dollars, except per share amounts)

                                                              Three months Ended                   Nine Months Ended
                                                                 September 30,                       September 30,
                                                           ------------------------             -----------------------
                                                             2001            2000                2001            2000
                                                           -------          -------             -------         -------
REVENUES:
  Oil and gas sales                                         $  396          $  229              $1,230         $ 1,004
  Gain on sale of assets                                        --              --                 215              --
                                                            ------          ------              ------         -------
    Total revenues                                             396             229               1,445           1,004
                                                            ------          ------              ------         -------
OPERATING COSTS AND EXPENSES:
  Production expenses                                          195             123                 504             350
  Depreciation, depletion and amortization                      73               2                 125              10
  Exploration expense                                           --             320                  --             910
  General and administrative expenses                          494             470               1,282           1,330
                                                            ------          ------              ------         -------
    Total operating costs and expenses                         762             915               1,911           2,600
                                                            ------          ------              ------         -------
OPERATING LOSS                                                (366)           (686)               (466)         (1,596)

OTHER INCOME (EXPENSE):
  Interest income                                               28             159                 250             449
  Equity loss in unconsolidated entities                         2             (47)               (443)         (3,002)
  Other, net                                                     4               9                   2             (11)
                                                            ------          ------              ------         -------
    Total other income (expense)                                34             121                (191)         (2,564)
                                                            ------          ------              ------         -------

LOSS BEFORE TAXES                                             (332)           (565)               (657)         (4,160)

Income tax expense (benefit)                                    (1)              -                  16               3
                                                            ------          ------              ------         -------
NET LOSS ATTRIBUTABLE TO
   COMMON SHAREHOLDERS                                      $ (331)         $ (565)             $ (673)        $(4,163)
                                                            ======          ======              ======         =======
LOSS PER COMMON SHARE:
  BASIC AND DILUTED                                         $(0.02)         $(0.03)             $(0.03)        $ (0.20)
                                                            ======          ======              ======         =======
WEIGHTED AVERAGE COMMON SHARES:
  BASIC AND DILUTED                                         20,745          20,745              20,745          20,745
                                                            ======          ======              ======         =======


                See notes to consolidated financial statements.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (Unaudited)
                           (in thousands of dollars)

                                                                       Nine Months Ended September 30,
                                                                       -------------------------------
                                                                            2001               2000
                                                                       ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                               $  (673)            $(4,163)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation, depletion and amortization                                 125                  10
    Equity loss in unconsolidated entities                                   443               3,002
    Exploration expense                                                       --                 905
    Gain on sale of assets                                                  (215)                 --
  Change in assets and liabilities that provided (used) cash:
    Funds in escrow                                                          715              10,043
    Trade receivables                                                         29                  54
    Accounts with partners                                                   (63)                463
    Other receivables                                                         31                  (8)
    Materials and supplies                                                    (1)                 (2)
    Prepaid expenses and other                                              (114)                (66)
    Accounts payable and accrued liabilities                                  45                (140)
    Income taxes payable                                                     (10)                 --
                                                                         -------             -------
      Net cash provided by operating activities                              312              10,098
                                                                         -------             -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Disposals of property and equipment                                      1,023                  55
  Additions to property and equipment                                     (6,000)               (209)
  Exploration Expense                                                          -                (331)
  Investment in unconsolidated entities                                      169                (406)
  Other                                                                        4                 (26)
                                                                         -------             -------
      Net cash used in investing activities                               (4,804)               (917)
                                                                         -------             -------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                   (4,492)              9,181

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          12,440               2,925
                                                                         -------             -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $ 7,948             $12,106
                                                                         =======             =======
Cash Income Taxes Paid                                                   $    21             $    --
                                                                         =======             =======

                See notes to consolidated financial statements.

                      VAALCO ENERGY, INC AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                  (Unaudited)


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

                      VAALCO ENERGY, INC AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                  (Unaudited)


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

   As a result of the two successful delineation wells drilled this year, the Etame consortium has approved a budget to develop the field. Initial development will consist of three subsea wells connected to a floating production, storage and offloading tanker ("FPSO") at a cost of approximately $37 million ($11.2 million net to the Company). The project is expected to come online in the third quarter of 2002 at initial flow rates of at least 12,000 barrels of oil per day. To fund its share of the development project, the Company has negotiated a line of credit of $10 million available through 2002. To date, no borrowings have been made from this line of credit. The Company is actively negotiating with other funding sources for permanent financing for the project.

   The Company has awarded the contract for the FPSO, for the trees and for the flowlines and umbilicals to service companies based on bids conducted over the last several months. The Company has also entered into a letter of intent to contract a drilling rig to complete the three wells beginning after March 1, 2002.

   In June 2001, the Company announced the results of a well drilled in Brazos County, Texas. The well was completed at an initial flow rate of 525 barrels of oil per day and 1.4 million cubic feet of gas per day. The well was completed horizontally in the Buda and Georgetown formations. An offset location was completed in September and flowed at an initial rate of 191 barrels of oil per day and 1.8 million cubic feet of gas per day. VAALCO has a 30 percent interest in the project.

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

   The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 - "Earnings per Share," which establishes the

                      VAALCO ENERGY, INC AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                  (Unaudited)

   requirements for presenting earnings per share ("EPS"). SFAS No. 128 requires the presentation of "basic" and "diluted" EPS on the face of the income statement. Basic EPS is calculated using the average number of common shares outstanding during each period. Diluted EPS assumes the conversion of preferred stock to common stock and the exercise of all stock options having exercise prices less than the average market price of the common stock using the treasury stock method. The Company's preferred stock is convertible into 27,500,000 shares of common stock. As all of the convertible securities were anti-dilutive at September 30, 2001, basic EPS is equal to diluted EPS.

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

   On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." The Statements will change the accounting for business combinations and goodwill in two significant ways. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that statement, which for the Company will be January 1, 2002.

   In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived assets. As

                      VAALCO ENERGY, INC AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                  (Unaudited)


   required by SFAS No. 143, the Company will adopt this new accounting standard on January 1, 2002.

   In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement establishes a single accounting model for the impairment or disposal of long-lived assets. As required by SFAS No. 144, the Company will adopt this new standard on January 1, 2001.

   The Company is currently evaluating the effects of adopting these pronouncements.

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

The Company produces oil from the Matinloc and Nido fields in the South China Sea, the Philippines. The fields produced approximately 415,000 gross barrels of oil during 2000. For the nine months ended September 30, 2001, total production from the fields was approximately 262,000 gross barrels of oil. More recently, the Company has begun producing oil and gas from wells drilled in Brazos County, Texas. These wells produced 35,000 gross barrels of oil and 125 million gross cubic feet of gas during the third quarter of 2001. VAALCO has a 30% working interest in these wells. Substantially all of the Company's crude oil and natural gas is sold at the well head at posted or index prices under short-term contracts, as is customary in the industry. The Company markets its share of crude oil in the Philippines under agreements with Seaoil and Caltex, both local Philippines refiners. While the loss of these buyers might have a material effect on the Company in the near term, management believes that the Company would be able to obtain other customers for its crude oil.

The Company has invested $3.0 million in the Paramount joint venture of which $2.0 million has been impaired as of September 30, 2001. The Company has elected to terminate its joint venture with Paramount Petroleum, Inc., effective June 1, 2001 and received a cash payment of $169 thousand from the joint venture. The Company will receive its proportionate 93.75% interest in kind in all remaining prospects within the joint venture upon completion of assignment documentation.

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

During 2001, the Company anticipates that it will make capital expenditures on oil and gas properties of approximately $8.0 million, primarily in Gabon. An additional $7 million is

                     VAALCO ENERGY, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


anticipated to be spent in Gabon in 2002 to complete initial development of the Etame Field. The Company has negotiated a $10 million line of credit through 2002 to fund the Etame Field development. The Company is actively seeking more permanent financing to fund additional development of the Etame field. The anticipated capital expenditures exclude potential acquisitions. Other than the funding required to develop the Etame field, which will be sourced from outside the Company, the Company believes the cash on hand at September 30, 2001 will be sufficient to fund the Company's capital budget through 2001.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

Revenues

Total revenues were $396 thousand for the three months ended September 30, 2001 compared to $229 thousand for the comparable period in 2000. The increase in revenues in 2001 is due to the production from Brazos County, Texas.

Operating Costs and Expenses

Total production expenses for the three months ended September 30, 2001 were $195 thousand compared to $123 thousand in 2000. Expenditures in 2001 included additional activity at the Nido field in the Philippines and operating costs associated with the Brazos County wells. The Company did not have any exploration expense for the three months ended September 30, 2001, compared to $320 thousand in 2000. Exploration expense in 2000 represented dry hole expense associated with onshore domestic wells in which the Company participated. Depreciation, depletion and amortization increased from $2 thousand in the three months ended September 30, 2000 to $73 thousand in the three months ended September 30, 2001 due to depletion associated with production from the Brazos County wells. General and administrative expenses for the three months ended 2001 and 2000 were $494 thousand and $470 thousand. Increased activity level associated with the planning for the development of the Etame field in Gabon accounted for the increase in general and administrative costs.

Other Income (Expense)

Interest income of $28 thousand was received from amounts on deposit in 2001 compared to $159 thousand in the quarter ended September 30, 2000. The decrease can be attributed to smaller balances on deposit in 2001 when compared to 2000 and lower interest rates in 2001. The equity gain in unconsolidated entities in the quarter ended September 30, 2001 was $2 thousand compared to a loss of $47 thousand in 2000. The loss reported in the quarter ended September 30, 2000 was associated with the Paramount joint venture and consisted of the write off of unsold prospect costs.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Income Taxes

The Company reversed $1 thousand in accrued income tax expense, associated with activity in the Philippines, in the quarter ended September 30, 2001.

Net Loss

Net loss attributable to common stockholders for the three months ended September 30, 2001 was $331 thousand, compared to a net loss attributable to common stockholders of $565 thousand for the same period in 2000. The reduced net loss in 2001 was primarily due to the lack of exploration costs associated with the Company's investment in unconsolidated entities.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

Revenues

Total revenues were $1,445 thousand for the nine months ended September 30, 2001 compared to $1,004 thousand for the comparable period in 2000. Revenues from the Brazos County production plus a gain on the resale of certain interests acquired in Gabon in 2001 contributed to a net increase in revenues.

Operating Costs and Expenses

Total production expenses for the nine months ended September 30, 2001 were $504 thousand compared to $350 thousand in 2000. Expenditures in 2001 included additional activity at the Nido field and in Brazos County. The Company did not have any exploration expense for the nine months ended September 30, 2001, compared to $910 thousand in 2000. Exploration expense in 2000 was associated with dry hole costs and lease expiration expense associated with domestic onshore activity in Texas. Depreciation, depletion and amortization increased from $10 thousand in the nine months ended September 30, 2000 to $125 thousand in the nine months ended September 30, 2001 due to depletion associated with production from the Brazos County discovery. General and administrative expenses for the nine months ended 2001 and 2000 were $1,282 thousand and $1,330 thousand. The Company benefited from overhead reimbursements associated with capital expenditure programs in Gabon in 2001.

Other Income (Expense)

Interest income of $250 thousand was received from amounts on deposit in 2001 compared to $449 thousand in the nine months ended September 30, 2000. The decrease can be attributed to smaller balances on deposit in 2001 when compared to 2000 and lower interest rates in 2001. The equity loss in unconsolidated entities in the nine months ended September 30, 2001 is $443 thousand compared to a loss of $3,002 thousand in 2000. The loss reported in the nine months

                     VAALCO ENERGY, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ended September 30, 2001 was associated only with the Paramount joint venture and consisted of the write off of unsold prospect costs. The loss reported in the nine months ended September 30, 2000 was primarily associated with exploration costs incurred by the Hunt partnership from which the Company withdrew effective June 30, 2000.

Income Taxes

The Company incurred $16 thousand in income tax expenses, associated with activity in the Philippines, in the nine months ended September 30, 2001, compared to $3 thousand in 2000.

Net Loss

Net loss attributable to common stockholders for the nine months ended September 30, 2001 was $673 thousand, compared to a net loss attributable to common stockholders of $4,163 thousand for the same period in 2000. The net loss in both periods was primarily due to exploration costs associated with the Company's investment in unconsolidated entities and operating losses.

                          PART II.  OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

   3.   Articles of Incorporation and Bylaws

     3.1 Restated Certificate of Incorporation (incorporated by reference to exhibit 4.1 to the Company's Registration Statement on Form S-3 filed with the Commission on July 15, 1998, Reg. No. 333-59095).

     3.2 Certificate of Amendment to Restated Certificate of Incorporation (incorporated by reference to exhibit 4.2 to the Company's Registration Statement on Form S-3 filed with the Commission on July 15, 1998, Reg. No. 333-59095).

     3.3 Bylaws (incorporated by reference to exhibit 4.3 to the Company's Registration Statement on Form S-3 filed with the Commission on July 15, 1998, Reg. No. 333-59095).

     3.4 Amendment to Bylaws (incorporated by reference to exhibit 4.4 to the Company's Registration Statement on Form S-3 filed with the Commission on July 15, 1998, Reg. No. 333-59095).


     3.5 Designation of Convertible Preferred Stock, Series A (incorporated by reference to exhibit 4.1 to the Company's Report on Form 8-K filed with the Commission on May 6, 1998, File No. 000-20928).


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


Dated November 12, 2001