Form 10KSB40
period 2001-12-31
VAALCO ENERGY INC /DE/
filed 2002-04-01
CIK 894627

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

                  For the fiscal year ended December 31, 2001

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

   The registrant's revenues for the fiscal year ended December 31, 2001 were $1,865,312.

   The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates, as of March 26, 2001 was $5,272,004.

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

   Transitional Small Business Disclosure Format: Yes [_] No [X].

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              VAALCO ENERGY, INC.

                               TABLE OF CONTENTS

                                     PART I

 Item 1.  Business.......................................................     1
 Item 2.  Properties.....................................................    11
 Item 3.  Legal Proceedings..............................................    16
 Item 4.  Submission of Matters to a Vote of Security Holders............    16

                                    PART II

 Item 5.  Market for Common Equity and Related Stockholder Matters.......    17
 Item 6.  Management's Discussion and Analysis or Plan of Operations.....    17
 Item 7.  Financial Statements and Supplementary Data....................    23
 Item 8.  Changes In and Disagreements with Accountants on Accounting and
          Financial Disclosure...........................................    42

                                    PART III

 Item 9.  Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act..............    43
 Item 10. Executive Compensation.........................................    43
 Item 11. Security Ownership of Certain Beneficial Owners and
          Management.....................................................    43
 Item 12. Certain Relationships and Related Transactions.................    43
 Item 13. Exhibits and Reports on Form 8-K...............................    43

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

   In connection with a merger with 1818 Oil Corp. in 1998, the Company issued to the 1818 Fund II, L.L.P. (the "1818 Fund") Common Stock and Preferred Stock which votes as a class with the Common Stock on an as converted basis, representing approximately 65% of the outstanding voting power of the Company on an as converted basis (excluding options and warrants). In addition, the terms of the Preferred Stock acquired by the 1818 Fund provide that while the Preferred Stock is outstanding, the holders of Preferred Stock voting together as a class are entitled to elect three directors of the Company. Accordingly, the 1818 Fund is able to control all matters submitted to a vote of the stockholders of the Company, including the election of directors. (See "Risk Factors--Control by 1818 Fund").

Recent Developments

   In the fourth quarter of 2001, the Company, as Operator, announced its intent to develop the Etame discovery located offshore of the Republic of Gabon. Based upon estimates by the Company's independent reserve engineers, the Company is booking 6.1 million barrels of proven undeveloped oil reserves at December 31, 2001 representing $23.1 million of net present value of future cash flows in conjunction with the plan to develop the field. The budget for the field development is $43.2 million dollars ($13.1 million net to the Company) to complete and gravel pack three existing wells with subsea wellheads, and to lay flowlines to connect the wells to a 1.1 million barrel floating production storage and offloading tanker ("FPSO"). Major contracts for the FPSO, wellheads, flowlines, and the drilling rig have been awarded and entered into to perform the project. The project is expected to come online about September 1, 2002 at initial flow rates of at least 12,000 barrels of oil per day ("BOPD"). (See Item 2--Properties/Gabon).

   To fund its share of the development project, the Company has negotiated a line of credit of $10.0 million with the International Finance Corporation ("IFC"), a subsidiary of the World Bank. The IFC Board of Directors approved the loan in early March 2002. Prior to project completion date, the IFC loan will be guaranteed by the Company via cash received from a loan from the 1818 Fund. To date, there have been no borrowings under the IFC line.

   In June 2001, the Company announced the results of a well drilled in Brazos County, Texas. The well was completed at an initial flow rate of 525 barrels of oil per day and 1.4 million cubic feet of gas per day. The well was completed horizontally in the Buda and Georgetown formations. An offset location was completed in September 2001 and flowed at an initial rate of 191 barrels of oil per day and 1.8 million cubic feet of gas per day. VAALCO has a 30 percent working interest in the project.

   The Company elected to terminate its joint venture with Paramount Petroleum, Inc., effective June 1, 2001. The joint venture focused on domestic onshore prospects in Mississippi, Alabama and Louisiana. In connection with the wind up of the joint venture, the Company received $169,000 in cash, a receivable for $47,000 representing its share of cash in the joint venture and $259,000 of undeveloped acreage representing its proportionate 93.75% working interest in kind in all remaining prospects within the joint venture. Final completion of assignment documentation is ongoing.

General

   The Company's strategy is to increase reserves and production in a cost-effective manner through a program that balances lower risk exploratory and development drilling on VAALCO's domestic acreage with high potential international prospects. Internationally, financial exposure and political risk are mitigated through alliances with experienced industry partners who fund the majority of required capital. In 2002, substantially all of the Company's capital and personnel resources will be committed to the project in Gabon to achieve its completion.

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

Customers

   Substantially all of the Company's crude oil and natural gas is sold at the well head at posted or indexed prices under short-term contracts, as is customary in the industry. In the Philippines, for the year ended December 31, 2001, two purchasers of the Company's crude oil accounted for essentially all of the Company's total crude oil sales. The Company marketed its crude oil share in the Philippines under an agreement with SeaOil Corporation, a local Philippines refiner ("SeaOil") and Caltex. While the loss of these buyers might have a material effect on the Company in the near term, management believes that the Company would be able to obtain other customers for its crude oil. Domestic production is sold under two contracts, one for oil and one for gas. The Company has access to several alternative buyers for oil and gas sales domestically.

Employees

   As of December 31, 2001, the Company had 24 full-time employees, 17 of which were located in the Philippines. The Company is not subject to any collective bargaining agreements and believes its relations with its employees are satisfactory.

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

Environmental Regulations

 General

   The Company's activities are subject to federal, state and local laws and regulations governing environmental quality and pollution control in the United States and also are subject to the laws and regulations of the Philippines and Gabon. Although no assurances can be made, the Company believes that, absent the occurrence of an extraordinary event, compliance with existing laws, rules and regulations regulating the release of materials in the environment or otherwise relating to the protection of the environment will not have a material effect upon the Company's capital expenditures, earnings or competitive position with respect to its existing assets and operations. The Company cannot predict what effect future regulation or legislation, enforcement policies, and claims for damages to property, employees, other persons and the environment resulting from the Company's operations could have on its activities.

 Solid and Hazardous Waste

   The Company currently owns or leases, and in the past owned or leased, properties that have been used for the exploration and production of oil and gas for many years. Although the Company has utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other solid wastes may have been disposed or released on or under the properties owned or leased by the Company or on or under locations where such wastes have been taken for disposal. In addition, some of these properties are or have been operated by third parties. The Company has no control over such entities' treatment of hydrocarbons or other solid wastes and the manner in which such substances may have been disposed or released. State and federal laws applicable to oil and gas wastes and properties have gradually become stricter over time. Under new laws, the Company could be required to remediate property, including groundwater, containing or impacted by previously disposed wastes (including wastes disposed or released by prior owners or operators, or property contamination, including groundwater contamination by prior owners or operators) or to perform remedial plugging operations to prevent future or mitigate existing contamination.

   The Company generates wastes, including hazardous wastes that are subject to the federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. The Environmental Protection Agency ("EPA") and various state agencies have limited the disposal options for certain wastes, including wastes designated as hazardous under RCRA and state analogs ("Hazardous Wastes"). Furthermore, it is possible that certain wastes generated by the Company's oil and gas operations that are currently exempt from treatment as Hazardous Wastes may in the future be designated as Hazardous Wastes under RCRA or other applicable statutes and, therefore, may be subject to more rigorous and costly disposal requirements.

 Superfund

   The federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, generally imposes joint and several liability for costs of investigation and remediation and for natural resource damages, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release into the environment of substances designated under CERCLA as hazardous substances ("Hazardous Substances"). These classes of persons, or so-called potentially responsible parties ("PRPs"), include the current and certain past owners and operators of a facility where there has been a release or threat of release of a Hazardous Substance and persons who disposed of or arranged for the disposal of Hazardous Substances found at a site. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the PRPs the costs of such action. Although CERCLA generally exempts "petroleum" from the definition of Hazardous Substance, in the course of its operations, the Company has generated and will generate wastes that may fall within CERCLA's definition of Hazardous Substance. The Company may also be the owner or operator of sites on which Hazardous Substances have been released. To its knowledge, neither the Company nor its predecessors have been designated as a PRP by the EPA under CERCLA; the Company also does not know of any prior owners or operators of its properties that are named as PRPs related to their ownership or operation of such properties.

 Clean Water Act

   The Clean Water Act ("CWA") imposes restrictions and strict controls regarding the discharge of wastes, including produced waters and other oil and natural gas wastes, into waters of the United States, a term broadly defined. These controls have become more stringent over the years, and it is probable that additional restrictions will be imposed in the future. Permits must be obtained to discharge pollutants into federal waters. The CWA provides for civil, criminal and administrative penalties for unauthorized discharges of oil and hazardous substances and of other pollutants. It imposes substantial potential liability for the costs of removal or remediation associated with discharges of oil or hazardous substances and other pollutants. State laws governing discharges to water also provide varying civil, criminal and administrative penalties and impose liabilities in the case of a discharge of petroleum or its derivatives, or other hazardous substances, into state waters. In addition, the EPA has promulgated regulations that may require us to obtain permits to discharge storm water runoff, including discharges associated with construction activities. In the event of an unauthorized discharge of wastes, the Company may be liable for penalties and costs.

 Oil Pollution Act

   The Oil Pollution Act of 1990 ("OPA"), which amends and augments oil spill provisions of CWA, imposes certain duties and liabilities on certain "responsible parties" related to the prevention of oil spills and damages resulting from such spills in or threatening United States waters or adjoining shorelines. A liable "responsible party" includes the owner or operator of a facility, vessel or pipeline that is a source of an oil discharge or that poses the substantial threat of discharge, or the lessee or permittee of the area in which a discharging facility is located. OPA assigns joint and several liability, without regard to fault, to each liable party for oil removal costs and a variety of public and private damages. Although defenses exist to the liability imposed by OPA, they are limited. In the event of an oil discharge or substantial threat of discharge, the Company may be liable for costs and damages.

   The OPA also imposes ongoing requirements on a responsible party, including proof of financial responsibility to cover at least some costs in a potential spill. Certain amendments to the OPA that were enacted in 1996 require owners and operators of offshore facilities that have a worst case oil spill potential of more than 1,000 barrels to demonstrate financial responsibility in amounts ranging from $10 million in specified state waters and $35 million in federal outer continental shelf ("OCS") waters, with higher amounts, up to $150 million based upon worst case oil-spill discharge volume calculations. The Company believes that it has established adequate proof of financial responsibility for its offshore facilities.

 Air Emissions

   The Company's operations are subject to local, state and federal regulations for the control of emissions from sources of air pollution. Federal and state laws require new and modified sources of air pollutants to obtain permits prior to commencing construction. Major sources of air pollutants are subject to more stringent, federally imposed requirements including additional permits. Federal and state laws designed to control hazardous (toxic) air pollutants, might require installation of additional controls. Administrative enforcement actions for failure to comply strictly with air pollution regulations or permits are generally resolved by payment of monetary fines and correction of any identified deficiencies. Alternatively, regulatory agencies could bring lawsuits for civil penalties or require the Company to forego construction, modification or operation of certain air emission sources.

 Coastal Coordination

   There are various federal and state programs that regulate the conservation and development of coastal resources. The federal Coastal Zone Management Act ("CZMA") was passed in 1972 to preserve and, where possible, restore the natural resources of the Nation's coastal zone. The CZMA provides for federal grants for state management programs that regulate land use, water use and coastal development.

   In Texas, the Legislature enacted the Coastal Coordination Act ("CCA"), which provides for the coordination among local and state authorities to protect coastal resources through regulating land use, water, and coastal development. The act establishes the Texas Coastal Management Program ("CMP"). The CMP is limited to the nineteen counties that border the Gulf of Mexico and its tidal bays. The act provides for the review of state and federal agency rules and agency actions for consistency with the goals and policies of the Coastal Management Plan. This review may impact agency permitting and review activities and add an additional layer of review to certain activities undertaken by the Company.

 OSHA and other Regulations

   The Company is subject to the requirements of the federal Occupational Safety and Health Act ("OSHA") and comparable state statutes. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of CERCLA and similar state statutes require the Company to organize and/or disclose information about hazardous materials used or produced in its operations. The Company believes that it is in substantial compliance with these applicable requirements.

Risk Factors

 Environmental and Other Regulations

   The laws and regulations of the United States, Philippines and Gabon regulate the Company's business. These laws and governmental regulations, which cover matters including drilling operations, taxation and environmental protection, may be changed from time to time in response to economic or political conditions. (See "Foreign Operations"). The Company prepared an Environmental Impact Assessment for its development of the Etame field, and filed the report with the Government of Gabon and the IFC.

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

   Substantial portions of the Company's producing properties are located offshore. The costs to abandon offshore wells may be substantial. For financial accounting purposes the Company accrues a barrel oil equivalent ("BOE") charge over the life of a field to cover such abandonment costs. No assurances can be given that such reserves will be sufficient to cover such costs in the future as they are incurred.

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

 Substantial Capital Requirements

   The Company makes, and will continue to make, substantial capital expenditures for the acquisition, exploitation, development, exploration and production of oil and gas reserves. Historically, the Company has financed these expenditures primarily with cash flow from operations, asset sales, and private sales of equity. During 2002, the Company is participating in the development of the Etame Block offshore Gabon. The Company is the Operator for the Block and thus responsible for contracting on behalf of all the remaining parties participating in the project. The Company relies on the timely payment of cash calls by its partners to pay for the 69.65% share of the budget for which the partners are responsible. The estimated cost to develop the three Etame wells and connect them to a tanker is $43.2 million ($13.1 million net to the Company). There can be no assurances that costs on the Etame Block could not be higher than expected requiring the Company to seek other sources of financing. (See "Drilling Risks, Operating Hazards and Uninsured Risks").

   Of the Company's estimated $13.1 million share of the development project in Gabon, approximately $0.7 million had been spent as of December 31, 2001. During 2002, the Company anticipates that it will make capital expenditures on oil and gas properties of approximately $12.4 million, all in Gabon. The Company has negotiated a line of credit for its subsidiary VAALCO Gabon (Etame), Inc. in the amount of $10.0 million with the IFC to partially fund its share of the development project, which was approved by the IFC Board of Directors in early March 2002. Prior to project completion date ("Project Completion"), the IFC loan is expected to be guaranteed by the Company and cash collateralized with proceeds from a loan from the 1818 Fund. Project Completion requires gross project production of 14,250 BOPD and gross proved reserves of 16.5 million barrels and compliance with financial covenants and other conditions, which may not be achieved. The IFC requires Project Completion to occur prior to March 31, 2003.

   At the date of this filing, the loan agreements for both the IFC loan and the 1818 Fund loan have not been signed and there can be no assurance that the loans will fund until they are signed. Management believes that execution of each loan document is imminent, however until mutually acceptable agreements are signed there is no binding commitment by either lenders. In addition to each loan being subject to final approval by senior management of both lenders, and the effectiveness of the other's loan, the terms of the IFC loan provide that initial funding is subject to Gabon Government approval, which the Company believes it will receive. A condition for receiving the 1818 Fund loan is the signing of the IFC loan documents. The Company believes the cash on hand at December 31, 2001 coupled with the loan from the IFC will be sufficient to fund the Company's capital budget through 2002, but conditions could change and costs could be higher than expected.

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

 Operating Hazards and Uninsured Risks

   The oil and gas business involves a variety of operating risks, including fire, explosions, blow-outs, pipe failure, casing collapse, abnormally pressured formations and environmental hazards such as oil spills, gas leaks, ruptures and discharges of toxic gases, the occurrence of any of which could result in substantial losses to the Company due to injury and loss of life, severe damage to and destruction of property, natural resources and equipment, pollution and other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations. The Company's production facilities are also subject to hazards inherent in marine operations, such as capsizing, sinking, grounding, collision and damage from severe weather conditions. The relatively deep offshore drilling conducted by the Company overseas involves increased drilling risks of high pressures and mechanical difficulties, including stuck pipe, collapsed casing and separated cable. The impact that any of these risks may have upon the Company is increased due to the low number of producing properties owned by the Company. The Company and operators of properties in which it has an interest maintain insurance against some, but not all, potential risks; however, there can be no assurance that such insurance will be adequate to cover any losses or exposure for liability. The occurrence of a significant unfavorable event not fully covered by insurance could have a material adverse effect on the Company's financial condition, results of operations and cash flows. Furthermore, the Company cannot predict whether insurance will continue to be available at a reasonable cost or at all.

 Uncertainties in Estimating Reserves and Future Net Cash Flows

   There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves, including many factors beyond the control of the Company. Reserve engineering is a subjective process of estimating the underground accumulations of oil and gas that cannot be measured in an exact manner. The estimates included herein are based on various assumptions required by the Commission, including unescalated prices and costs and capital expenditures, and, therefore, are inherently imprecise indications of future net revenues. Actual future production, revenues, taxes, operating expenses, development expenditures and quantities of recoverable oil and gas reserves may vary substantially from those assumed in the estimates. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves set forth in this document. In addition, the Company's reserves may be subject to downward or upward revision based upon production history, results of future development, availability of funds to acquire additional reserves, prevailing oil and gas prices and other factors. Moreover, the calculation of the estimated present value of the future net revenue using a 10% discount rate as required by the Commission is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with the Company's reserves or the oil and gas industry in general.

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

   The estimated future net revenues attributable to the Company's net proved reserves are prepared in accordance with Commission guidelines, and are not intended to reflect the fair market value of the Company's reserves. In accordance with the rules of the Commission, the Company's reserve estimates are prepared using period end prices received for oil and gas. Future reductions in prices below those prevailing at year-end 2001 would result in the estimated quantities and present values of the Company's reserves being reduced.

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

   The majority of the Company's proven reserves are located offshore of the Republic of Gabon. The Company has recently undertaken to develop the Etame Block offshore Gabon at a cost of $13.1 million net to the Company. The Company has operated in Gabon since 1995 and believes it has good relations with the current Gabonese government. However, there can be no assurance that present or future administrations or governmental regulations in Gabon will not materially adversely affect the operations or cash flows of the Company.

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

 Control by 1818 Fund

   In connection with a merger with 1818 Oil Corp. in 1998, the Company issued to the 1818 Fund Common Stock and Preferred Stock which votes as a class with the Common Stock on an as converted basis, representing approximately 65% of the outstanding voting power of the Company on an as converted basis (excluding options and warrants). In addition, the terms of the Preferred Stock acquired by the 1818 Fund provide that while the Preferred Stock is outstanding, the holders of Preferred Stock voting together as a class are entitled to elect three directors of the Company. Accordingly, the 1818 Fund is able to control all matters submitted to a vote of the stockholders of the Company, including the election of directors.

   In connection with the 1818 Oil Corp. merger, the Company made certain changes to its bylaws which require that at least a majority of the directors constituting the entire board of directors, which majority must include at least one of the directors elected by the holders of Preferred Stock, approve each of the following transactions effected by either the Company or, as applicable, any subsidiary of the Company, (i) any issuance of or agreement to issue any equity securities, including securities convertible into or exchangeable for such equity securities (other than issuances pursuant to an employee benefit plan); (ii) the declaration of any dividend; (iii) the incurrence, assumption of or refinancing of indebtedness; (iv) the adoption of any employee stock option or similar plan; (v) entering into employment or consulting agreements with annual compensation exceeding $100,000; (vi) any merger or consolidation; (vii) the sale, conveyance, exchange or transfer of the voting stock or all or substantially all of the assets; (viii) the sale or other disposition to another person, or purchase, lease or other acquisition from another person, of any material assets, rights or properties; (ix) certain expenditures in excess of $300,000; (x) the formation of any entity that is not wholly-owned by the Company; (xi) material changes in accounting methods or policies; (xii) any amendment, modification or restatement of the certificate of incorporation or bylaws; (xiii) the settlement of any claim or other action against the Company or subsidiary in an amount in excess of $50,000; (xiv) approval or amendment of the annual operating budget; (xv) any other action which is not in the ordinary course of business; and the agreement to take any of the foregoing actions. Accordingly, none of the foregoing actions can be taken by the Company without the approval of at least one director designated by the holders of the Preferred Stock.

 Environmental and Other Regulations

   The laws and regulations of the United States, Philippines and Gabon regulate the Company's business. These laws and governmental regulations, which cover matters including drilling operations, taxation and environmental protection, may be changed from time to time in response to economic or political conditions. (See "Foreign Operations"). The Company prepared an Environmental Impact Assessment for its development of the Etame field, and filed the report with the Government of Gabon and the IFC.

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

Item 2. Properties

 Gabon

   VAALCO has an interest in one offshore block in Gabon, the Etame Block. Interest in the block vests in a production-sharing contract entered into by the Company's subsidiary VAALCO (Gabon) Etame, Inc., providing for two three-year terms, which commenced in July 1995. The Company negotiated an extension of the contract into a third three-year term during 2001. At December 31, 2001, VAALCO owned a 30.35% interest in the production-sharing contract covering the Etame Block.

 Etame Block

   The Etame Block is a 3,073 square kilometer block acquired in July 1995, containing the Etame discovery drilled by the Company and two former Gulf Oil Company discoveries, the North and South Tchibala discoveries. These discoveries consist of subsalt reservoirs that lie 20 miles offshore in approximately 250 feet of water depth. The Company and its partners undertook an obligation to the Government of Gabon to obtain and process seismic data and to drill one commitment well on the Etame Block over the three-year primary term of the license. In April 1998, a participation agreement was entered into with Western Atlas Afrique, Ltd. ("Western Atlas"), a subsidiary of Baker Hughes, to conduct a 320 square kilometer seismic survey at Western Atlas' sole cost and to pay 80% of the cost, up to $4.7 million, of the first commitment well. In return for these payments, Western Atlas earned a 65% interest in the production-sharing contract. In June 1998, Western Atlas completed the above-mentioned acquisition of seismic data over the property. This data was processed, and the Company drilled the commitment well, the Etame No. 1 well, later in 1998 resulting in a 3,700 BOPD Gamba sandstone discovery on the block. Completion of the Etame No. 1 well satisfied all of the Company's obligations to the Government of Gabon under the primary three-year term of the contract.

   During 1998, the consortium of companies owning the Etame Block production sharing contract agreed to renew the production sharing contract for three additional years, thereby taking on a commitment to drill two additional exploration wells and to perform a 3-D seismic reprocessing. A delineation well, the Etame 2V well, was drilled in January 1999 and encountered additional oil pay in the Gamba sandstone; however, the well encountered the Gamba sandstone lower than expected. The Consortium elected to reprocess the 3-D seismic data prior to drilling additional delineation wells.

   In January 2001, the Company acquired the 65% working interest in the Etame Block owned by Western Atlas. Consideration for the acquisition was $1.0 million in cash and a future net profits interest in the event the existing discoveries on the block are developed. The Company resold 52.5% of the interest held by Western Atlas to two companies for $1.0 million and their proportionate assumption of the future net profits interest. The Company now holds a 30.35% interest in the Etame Block.

   Based on the seismic reprocessing, the third exploration commitment well, the Etame 3V well was drilled to further delineate the Etame discovery in February 2001. The well found pay updip in the Gamba sandstone approximately
1.2 kilometers (0.75 miles) away from the Etame 1 well. In addition, pay was found in the Dentale sandstones below the Gamba sandstone. A total of 34 meters (110 feet) of gross pay interval was encountered in the Etame 3V well.

   In June 2001, drilling of the Etame 4V delineation well was completed. The well was drilled approximately 2.4 kilometers (1.5 miles) from the Etame 1 discovery well and logged 32 meters (105 feet) of oil column with net pay of approximately 24 meters (80 feet). The well was conventionally cored and recovered 17 meters (57 feet) of oil-saturated sandstone in the Gamba and Dentale formations. The Gamba sandstone, the primary target reservoir, was approximately 14 meters (45 feet) thick in the well and was full of oil throughout the entire interval. This represents approximately 30% greater sand thickness than seen in the previous wells within the Gamba formation.

   As a result of the two successful delineation wells drilled in 2001, the Etame consortium has approved a budget to develop the field. An application for commerciality was filed with the Government in Gabon, and in November 2001, the consortium was awarded a 50 square kilometer Exploitation Area surrounding the field. The Exploitation Area has a term of up to 20 years to permit the field to be developed and produced.

   Initial development will consist of three subsea wells connected to an FPSO at a cost of approximately $43.2 million ($13.1 million net to the Company). The Company has awarded the contract for the FPSO, for the trees, for the flowlines and umbilicals and for the use of a drilling rig to service companies based on bids conducted over the past months. The Company anticipates that the drilling rig will arrive on location in April 2002 and that first production will be commence on or about September 1, 2002 at initial flow rates of at least 12,000 BOPD. Based upon estimates by the Company's independent reserve engineers, the Company booked 6.1 million barrels of net proven undeveloped oil reserves in 2001 in connection with its share of the development project.

   To fund its share of the development project, the Company has negotiated a line of credit of $10.0 million through the IFC. (See "Management's Discussion and Analysis or Plan of Operations--Capital Resources and Liquidity" for a discussion of the line of credit.

   In July 2001, the Company negotiated a five-year extension of the Etame Block on behalf of the consortium, consisting of a three-year initial term and a two-year follow on term. The consortium committed to drill two additional exploration wells during the initial three-year term. The consortium paid a $1.0 million signing bonus ($0.3 million net to the Company) associated with the five-year extension.

 Philippines

   The Company has an interest in two service contracts in the Philippines. Service Contract No. 14 covers 158,000 offshore acres and Service Contract No. 6 covers 131,000 offshore acres. The Company produces the Nido and Matinloc fields with a total gross production for 2001 of approximately 309,000 barrels or 848 BOPD.

 Nido Field

   The Nido field is covered by Service Contract No. 14 and has four producing wells. The field is produced using the cyclic method under which the field is shut in for a period of time (generally 60 days) and then opened up to produce (generally four to five days). During 2001, the four wells in the field produced at an equivalent rate of 410 BOPD compared to 510 BOPD in 2000. The Company has an approximate 22.1% working interest and an approximate 17.4% net revenue interest in the field.

 Matinloc Field

   The Matinloc field is located within the contract area covered by Service Contract No. 14 and has three producing wells. The field had produced an aggregate production of approximately 10.3 MMBbls from 1982 through 1991. Production was suspended from the field in 1991 until it was reactivated in 1995. During 2001, the field produced approximately 160 MBbls or 438 BOPD. The Company has an approximate 38.1% working interest and an approximate 26.8% net revenue interest in the field.

 Galoc Field

   The Galoc field is located within the contract area covered by Service Contract No. 14 and is currently not producing. Four wells have been drilled in this field, of which one well in 1,150 feet of water has undergone a long-term testing program. The Galoc reservoir is made up of a sandstone turbidite fan sequence that was deposited on top of the Lower Miocene limestone in a deep-water environment. Previous wells tested in excess of 5,000 BOPD. The Galoc field is one of the areas being studied extensively for the potential to drill an additional delineation well in the field.

 Domestic Properties

 Brazos County Prospects

   In June 2001, the Company announced the results of a well drilled in Brazos County, Texas. The well was completed at an initial flow rate of 525 BOPD and
1.4 million cubic feet of gas per day ("MMCFD"). The well was completed horizontally in the Buda and Georgetown formations. An offset location was completed in September and flowed at an initial rate of 191 BOPD and 1.8 MMCFD. VAALCO has a 30% working interest in the project.

 Frio County Texas

   The Company owns a 10% working interest in 1395 acres in Frio County. A well was drilled on the acreage in January, 2002 and tested approximately 84 BOPD and 514 MCFD. The well is awaiting hookup to a pipeline. After a long-term production test, the ownership group will determine what additional locations to drill on the acreage later in 2002 or 2003.

 Other Domestic Properties

   VAALCO owned an interest in approximately 1,000 acres located immediately west of the Goliad town site. In January 1998, a farm out agreement was entered into with an industry partner whereby the Company recovered its lease costs and assigned a 75% working interest to its partner. The partner elected not to drill on the acreage and the leases expired in October of 2001.

   The Company owns an interest in 640 acres (224 net acres) in Dimmit County on which a horizontal gas well was drilled in 1999 to the Georgetown formation and placed on production in 2000. The Company also owns certain non-operated interests in the Vermilion and Ship Shoal areas of the Gulf of Mexico, which accounted for no significant production during the year ended December 31, 2001. No capital expenditures are anticipated in 2002 for these properties.

   The Company elected to terminate its joint venture with Paramount Petroleum, Inc., effective June 1, 2001. The joint venture focused on domestic onshore prospects in Mississippi, Alabama and Louisiana. In connection with the wind up of the joint venture, the Company received $169,000 in cash, a receivable for $47,000 representing its share of cash in the joint venture and $259,000 of undeveloped acreage representing its proportionate 93.75% working interest in kind in all remaining prospects within the joint venture. Final completion of assignment documentation is ongoing. The Company has an interest in production from two small gas discoveries drilled by the joint venture.

Aggregate Production

   Additional production data (net to the Company) for all of the Company's operations for the years 2001 and 2000 are as follows:

Company Owned Production

                                                Year Ended December 31,
                                        ---------------------------------------
                                               2001                2000
                                        ------------------- -------------------
                                        BOE(1)  Bbl    Mcf  BOE(1)  Bbl    Mcf
                                        ------ ------ ----- ------ ------ -----
Average Daily Production (Oil in BOPD,
 gas in MCFD).........................     285    246   235    262    255    44
Average Sales Price ($/unit)(2).......  $15.85 $14.71 $3.84 $13.97 $13.76 $3.51
Average Production Cost ($/unit)......  $ 6.43 $ 6.43 $1.07 $ 5.04 $ 5.04 $0.84

--------
(1) BOE is barrels of oil equivalent with 6 Mcf of gas equal to 1 Bbl of oil.
(2) Oil prices from production from the Philippines properties are based on a formula where transportation costs are netted from the sales price.

Reserve Information

   A reserve report as of December 31, 2001 has been opined on by Netherland Sewell & Associates, independent petroleum engineers. There have been no estimates of total proved net oil or gas reserves filed with or included in reports to any federal authority or agency other than the Commission since the beginning of the last fiscal year. For 2001, the reserves are located in Gabon, the Philippines and Texas. In 2000, all of the reserves were located in the Philippines.

                                                                 As of December
                                                                      31,
                                                                 --------------
                                                                  2001    2000
                                                                 ------- ------
Crude Oil
  Proved Developed Reserves (MBbls).............................     349    686
  Proved Undeveloped Reserves (MBbls)...........................   6,083     --
                                                                 ------- ------
    Total Proved Reserves (MBbls)...............................   6,432    686
                                                                 ======= ======
Natural Gas
  Proved Developed Reserves (MMcf)..............................      69     --
  Proved Undeveloped Reserves (MMcf)............................      --     --
    Total Proved Reserves (MMcf)................................      69     --
  Standardized measure of discounted future net cash flows at
   10% (in thousands)........................................... $23,731 $2,702
                                                                 ======= ======

   The standardized measure of discounted cash flows does not include all of the costs of abandoning the Company's non-producing properties.

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

   In accordance with the guidelines of the Commission, the Company's estimates of future net cash flow from the Company's properties and the present value thereof are made using oil and natural gas contract prices in effect as of year end and are held constant throughout the life of the properties except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. The contract price as of December 31, 2001 was $8.99 per Bbl of oil for both Matinloc and the Nido field. In Gabon, the price used was $18.84 per barrel representing a $0.50 discount to the spot price of Brent Crude at December 31, 2001. The Company has investigated prices received for similar crude oil coming out of Gabon from the same types of formations as the crude oil in the Etame Block. The Company believes that the $0.50 discount to Brent Crude represents a reasonable estimate of the crude price it will receive. However, there can be no assurances that the actual price the Company receives for Etame crude will not differ from the estimate, as the price it receives will depend on demand for West African crudes at the time of sale. See Financial Statements and Supplementary Data for certain additional information concerning the proved reserves of the Company.

Drilling History

   The Company drilled or participated in the drilling of five wells for the period ended December 31, 2001.

                                            United States       International
                                         ------------------- -------------------
                                           Gross      Net      Gross      Net
                                         --------- --------- --------- ---------
                                         2001 2000 2001 2000 2001 2000 2001 2000
                                         ---- ---- ---- ---- ---- ---- ---- ----
   Exploration Wells
     Productive......................... 3.0  1.0  0.70 0.25 2.00 0.00 0.61 0.00
     Dry................................ 0.0  1.0  0.00 0.20 0.00 2.00 0.00 0.15
                                         ---  ---  ---- ---- ---- ---- ---- ----
       Total Wells...................... 3.0  2.0  0.70 0.45 2.00 2.00 0.61 0.15
                                         ===  ===  ==== ==== ==== ==== ==== ====

Acreage and Productive Wells

   Below is the total acreage under lease and the total number of productive oil and gas wells of the Company as of December 31, 2001:

                                                        United
                                                        States    International
                                                     ------------ --------------
                                                     Gross Net(1)  Gross  Net(1)
                                                     ----- ------ ------- ------
                                                           (In thousands)
   Developed acreage................................ 13.8   1.4      14.7   4.6
   Undeveloped acreage..............................  7.5   6.2   1,041.1 328.7
   Productive gas wells.............................    2   0.4        --    --
   Productive oil wells.............................   11   2.1         7   2.2

--------
(1) Net acreage and net productive wells are based upon the Company's working interest in the properties.

Office Space

   The Company leases its offices in Houston, Texas (approximately 8,000 square feet) and in Manila, The Republic of the Philippines (approximately 4,000 square feet), which management believes are suitable and adequate for the Company's operations.

Item 3. Legal Proceedings

   The Company is currently not a party to any material litigation.

Item 4. Submission of Matters to a Vote of Security Holders

   None.

                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters

General

   The Company's Common Stock trades on the OTC Bulletin Board. The following table sets forth the range of high and low sales prices of the Common Stock for the periods indicated. The prices represent adjusted prices between dealers, do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions. As of December 31, 2001 there were approximately 100 holders of record of the Company's Common Stock.

   Period                                                           High   Low
   ------                                                           ----- -----
   2000:
     First Quarter................................................. $0.63 $0.25
     Second Quarter................................................  0.34  0.19
     Third Quarter.................................................  0.47  0.22
     Fourth Quarter................................................  0.51  0.16
   2001:
     First Quarter................................................. $0.68 $0.28
     Second Quarter................................................  1.10  0.40
     Third Quarter.................................................  1.06  0.80
     Fourth Quarter................................................  0.93  0.37
   2002:
     First Quarter (through March 26, 2002)........................ $0.51 $0.40

   On March 26, 2002 the last reported sale price of the Common Stock on the OTC Bulletin Board was $0.41 per share.

Dividends

   The Company has not paid cash dividends and does not anticipate paying cash dividends on the Common Stock in the foreseeable future.

Item 6. Management's Discussion and Analysis or Plan of Operations

Introduction

   The Company's results of operations are dependent upon the difference between prices received for its oil and gas production and the costs to find and produce such oil and gas. Oil and gas prices have been and are expected in the future to be volatile and subject to fluctuations based on a number of factors beyond the control of the Company. The Company does not presently engage in any hedging activities and has no plans to do so in the near future.

   The Company is participating in the development of the Etame Block, which the Company operates on behalf of a consortium of five companies offshore of the Republic of Gabon. The Company is administering a $43.2 million budget ($13.1 million net to the Company) to execute the development project. Substantially all of the Company's capital resources and personnel will be dedicated to the completion of the development project in 2002.

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

   The Company's results of operations are also affected by currency exchange rates. While oil sales are denominated in U.S. dollars, operating costs in the Philippines are predominately denominated in pesos. An increase in the exchange rate of pesos to the dollar will have the effect of increasing operating costs while a decrease in the exchange rate will reduce operating costs.

   A substantial portion of the Company's oil production is located offshore of the Philippines. The Company produces into barges, which transport the oil to market. Due to weather and other factors, the Company's production is generally highest during the first and fourth quarters of the year.

Critical Accounting Policies

   The following describes the critical accounting policies used by VAALCO in reporting its financial condition and results of operations. In some cases, accounting standards allow more than one alternative accounting method for reporting, such is the case with accounting for oil and gas activities described below. In those cases, the Company's reported results of operations would be different should it employ an alternative accounting method.

   Successful Efforts Method of Accounting for Oil and Gas Activities. The Securities and Exchange Commission ("SEC") prescribes in Regulation SX the financial accounting and reporting standards for companies engaged in oil and gas producing activities. Two methods are prescribed: the successful efforts method and the full cost method. Like many other oil and gas companies, VAALCO has chosen to follow the successful efforts method. Management believes that this method is preferable, as the Company has focused on exploration activities wherein there are risk associated with future success and as such earnings are best represented by attachment to the drilling operations of the company.

   Costs of successful wells, development dry holes and leases containing productive reserves are capitalized and amortized on a unit-of-production basis over the life of the related reserves. Estimated future abandonment and site restoration costs, net of anticipated salvage values, are amortized on a unit of production basis over the life of the related reserves. Other exploration costs, including geological and geophysical expenses applicable to undeveloped leasehold, leasehold expiration costs and delay rentals are expensed as incurred.

   In accordance with accounting under successful efforts, the Company reviews proved oil and gas properties for indications of impairment whenever events or circumstances indicate that the carrying value of its oil and gas properties may not be recoverable. When it is determined that an oil and gas property's estimated future net cash flows will not be sufficient to recover its carrying amount, an impairment charge must be recorded to reduce the carrying amount of the asset to its estimated fair value. This may occur if a field discovers lower than anticipated reserves or if commodity prices fall below a level that significantly effects anticipated future cash flows on the field. The Company determines if an impairment has occurred through either identification of adverse changes or as a result of the annual review of all fields. For the year ended December 31, 2001, impairments of $567,145 were recognized. No impairment was recognized in 2000.

   Undeveloped acreage. At December 31, 2001, the Company had undeveloped acreage on its balance sheet totaling $459,000, representing costs that are not being amortized pending evaluation of the respective leasehold for future development. Unproved properties are assessed quarterly for impairment in value, with any impairment charged to expense.

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

   In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived assets. As required by SFAS No. 143, the Company will adopt this new accounting standard on January 1, 2002.

   In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement establishes a single accounting model for the impairment or disposal of long-lived assets. As required by SFAS No. 144, the Company will adopt this new standard on January 1, 2002.

   The Company is currently evaluating the effects of adopting these statements.

Capital Resources and Liquidity

   Historically, the Company's primary source of capital resources has been from cash flows from operations, private sales of equity, borrowings and purchase money debt. In 2000 and 2001, the Company's primary uses of capital have been to fund its exploration operations. In 2002, the Company's primary use of capital will be to develop the Etame Block.

   The Company produces oil from the Matinloc and Nido fields in the South China Sea, the Philippines. During the year ended December 31, 2001, total production from the fields was approximately 308,000 gross barrels (69,000 barrels net) of oil. Substantially all of the Company's crude oil and natural gas is sold at the well head at posted or index prices under short-term contracts, as is customary in the industry. The Company markets its share of crude oil under agreements with Seaoil and Caltex, both local Philippines refiners. While the loss of these buyers might have a material effect on the Company in the near term, management believes that the Company would be able to obtain other customers for its crude oil.

   Domestically, the Company produces from wells in Brazos County, Texas. During 2001, the company had net production of 18,000 barrels of oil and 71 million cubic feet of gas. Domestic production is sold under two contracts, one for oil and one for gas. The Company has access to several alternative buyers for oil and gas sales domestically.

   The Company elected to terminate its joint venture with Paramount Petroleum, Inc., effective June 1, 2001. The joint venture focused on domestic onshore prospects in Mississippi, Alabama and Louisiana. In connection with the wind up of the joint venture, the Company received $169,000 in cash, a receivable for $47,000 representing its share of cash in the joint venture and $259,000 of undeveloped acreage representing its proportionate 93.75% working interest in kind in all remaining prospects within the joint venture. Final completion of assignment documentation is ongoing. The Company has an interest in production from two small gas discoveries drilled by the joint venture.

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

   During 2002, the Company anticipates that it will make capital expenditures on oil and gas properties of approximately $12.4 million, all in Gabon. The Company has negotiated a line of credit for its subsidiary VAALCO Gabon (Etame), Inc. in the amount of $10.0 million with the IFC to partially fund its share of the development project, which was approved by the IFC Board of Directors in early March 2002. Prior to Project Completion, the IFC loan is expected to be guaranteed by the Company and cash collateralized with proceeds from a loan from the 1818 Fund. Project Completion requires gross project production of 14,250 BOPD and gross proved reserves of 16.5 million barrels and compliance with financial covenants and other conditions, which may not be achieved. The IFC requires Project Completion to occur prior to March 31, 2003.

   At the date of this filing, the loan agreements for both the IFC loan and the 1818 Fund loan have not been signed and there can be no assurance that the loans will fund until they are signed. Management believes that execution of each loan document is imminent, however until mutually acceptable agreements are signed there is no binding commitment by either lender. In addition to each loan being subject to final approval by senior management of both lenders, and the effectiveness of the other's loan, the terms of the IFC loan provide that initial funding is subject to Gabon Government approval, which the Company believes it will receive. A condition for receiving the 1818 Fund loan is the signing of the IFC loan documents.

   The 1818 Fund loan is expected to take the form of a $10 million subordinated note secured by a second lien on certain collateral with respect to the Company's investment in VAALCO Gabon (Etame), Inc. including the $10 million cash collateral to support the Company's guarantee of the IFC loan. The interest rate on the loan is 12%. In conjunction with receiving the 1818 Fund loan, the Company will issue 15 million warrants at a price of $0.50 per share, 7.5 million of which the Company will receive back if Project Completion occurs on the Etame Block. The Company has formed an independent committee of the Board of Directors, which has sought a fairness opinion with regards to the terms of the 1818 Fund loan. The committee will meet prior to the execution of the loan documents to review the fairness opinion and make its recommendation concerning the loan. The Company believes the cash on hand at December 31, 2001 coupled with the loan from the IFC will be sufficient to fund the Company's capital budget through 2002.

Results of Operations

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

   Amounts stated hereunder have been rounded to the nearest $100,000.

 Cash Flows

   Net cash provided by operating activities for 2001 was $3.0 million, as compared to net cash provided by operating activities of $10.5 million in 2000. Net cash provided by operations in 2001 included $0.7 million from funds taken out of escrow and $2.3 million provided by partners in the Philippines and Gabon ventures. Net cash provided by operations in 2000 included $9.3 million from funds in escrow.

   Net cash used in investing activities for 2001 was $5.6 million, as compared to net cash used in investing activities of $0.9 million in 2000. The Company participated in two exploration wells in Gabon at a cost of approximately $3.2 million and expended an additional $0.7 million for the development of the Etame Block in 2001. The Company also participated in four wells in Texas at a cost of approximately $1.2 million. In 2000, cash used in investments in unconsolidated entities resulted from $1.7 million in contributions to Hunt partially offset by a $1.3 million reimbursement to the Company upon its withdrawal from the Hunt partnership. The net investment total for 2000 was $0.4 million. Exploration expenses of $0.4 million were incurred in 2001 versus $0.3 million in 2000.

   No net cash was provided by or used for financing activities for 2001 or 2000.

 Revenues

   Total oil and gas sales for 2001 were $1.7 million as compared to $1.3 million for 2000. The 2001 revenues were about equally split between Texas and the Philippines, while 2000 revenues primarily occurred from operations in the Philippines. Production volumes increased in 2001 due to the addition of the Texas production. The Company realized a $0.2 million gain on the resale of a portion of the Etame interest in 2001.

 Operating Costs and Expenses

   Production expenses for 2001 were $0.7 million as compared to $0.5 million for 2000. In 2001, Philippines production expense increased due to more frequent Nido liftings.

   Exploration costs for 2001 were $0.4 million as compared to $0.9 million for 2000. 2001 exploration expenses were primarily associated with undeveloped acreage expirations, while 2000 exploration expenses included costs for dry holes in Texas as well as expiring exploration acreage of $0.2 million.

   Depreciation, depletion and amortization of properties for 2001 and 2000 was $1.2 million and $10 thousand respectively. Depletion in 2001 was associated with the Brazos County, Texas wells and included an impairment of $0.6 million.

   General and administrative expenses for 2001 were $1.8 million as compared to $1.9 million for 2000. Overhead reimbursements associated with operations in Gabon contributed to the reduction of general and administrative expense.

 Operating Loss

   Operating loss for 2001 was $2.2 million as compared to a $2.0 million operating loss for 2000. The Company incurred a $0.6 million impairment on domestic producing properties in 2001.

 Other Income (Expense)

   Interest income for 2001 was $0.4 million compared to $0.6 million in 2000. Both the 2001 and 2000 amounts represent interest earned and accrued on cash balances and funds in escrow.

   Equity loss in unconsolidated entities for 2001 was $1.0 million compared to $3.2 million in 2000. Expenses in 2001 were associated with the Paramount exploration effort and in 2000 were associated with both the Paramount venture and the Hunt Partnership. The Company exited the Hunt Partnership in June 2000.

   Other, net was a loss of $0.2 million in 2001 compared to a loss of $37 thousand in 2000. The 2001 loss included $0.2 million of accrued liabilities associated with the Altisima subsidiary as a reserve for potential taxes that may be payable by the subsidiary based on a ruling from the Philippines Bureau of Internal Revenue.

   In 2001, the Company incurred income taxes of $66,000, $18,000 of which is deferred. In 2000, the Company recognized an income tax benefit of $30,000 associated with activity in the Philippines.

 Net Loss

   Net loss attributable to common stockholders for 2001 was $3.1 million as compared to a net loss of $4.6 million in 2000. The 2001 losses resulted from a combination of operating losses and other losses from the Paramount joint venture. The 2000 net losses resulted from exploration expenses internationally as well as domestically, primarily in the joint venture activities.

Item 7. Financial Statements and Supplementary Data

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of VAALCO Energy, Inc. and
Subsidiaries:

   We have audited the consolidated balance sheets of VAALCO Energy, Inc. and its subsidiaries ("VAALCO") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of VAALCO's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

   In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of VAALCO as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

Houston, Texas
March 29, 2002

                      VAALCO ENERGY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

              (in thousands of dollars, except par value amounts)

                                                                  As of December
                                                                        31,
                             ASSETS                              ------------------
                                                                   2001      2000
                                                                 --------  --------
CURRENT ASSETS:
  Cash and cash equivalents..................................... $  9,804  $ 12,440
  Funds in escrow...............................................       38       751
  Receivables:
    Trade.......................................................      179       237
    Other.......................................................      255       153
  Materials and supplies, net of allowance for inventory
   obsolescence of $5...........................................      324       329
  Prepaid expenses and other....................................       34        24
                                                                 --------  --------
      Total current assets......................................   10,634    13,934
                                                                 --------  --------
PROPERTY AND EQUIPMENT-SUCCESSFUL EFFORTS METHOD
  Wells, platforms and other production facilities..............    2,648     1,154
  Undeveloped acreage...........................................      459       555
  Work in progress..............................................    6,692     2,268
  Equipment and other...........................................       98        65
                                                                 --------  --------
                                                                    9,897     4,042
  Accumulated depreciation, depletion and amortization..........   (2,026)     (850)
                                                                 --------  --------
      Net property and equipment................................    7,871     3,192
                                                                 --------  --------
OTHER ASSETS:
  Investment in unconsolidated entities.........................       --     1,448
  Deferred tax asset............................................      393       410
  Other long-term assets........................................       50        57
      TOTAL .................................................... $ 18,948  $ 19,041
                                                                 ========  ========

              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities...................... $  1,173  $    463
  Accounts with partners........................................    4,323     2,047
  Income taxes payable..........................................       30        10
                                                                 --------  --------
      Total current liabilities.................................    5,526     2,520
DEFERRED INCOME TAXES...........................................       --        --
MINORITY INTEREST...............................................       13        13
FUTURE ABANDONMENT COSTS........................................    3,294     3,294
                                                                 --------  --------
      Total liabilities.........................................    8,833     5,827
                                                                 --------  --------
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS' EQUITY
  Preferred stock, $25 par value, 500,000 authorized shares;
   10,000 shares issued and outstanding in 2001 and 2000,
   respectively.................................................      250       250
  Common stock, $.10 par value, 100,000,000 authorized shares;
   20,749,964 shares issued of which 5,395 are in the treasury
   in 2001 and 2000.............................................    2,075     2,075
  Additional paid-in capital....................................   41,215    41,215
  Accumulated deficit...........................................  (33,413)  (30,314)
  Less treasury stock, at cost..................................      (12)      (12)
                                                                 --------  --------
      Total stockholders' equity................................   10,115    17,767
                                                                 --------  --------
      TOTAL..................................................... $ 18,948  $ 22,088
                                                                 ========  ========

                See notes to consolidated financial statements.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED OPERATIONS

              (in thousands of dollars, except per share amounts)

                                                               Year Ended
                                                              December 31,
                                                             ----------------
                                                              2001     2000
                                                             -------  -------
REVENUES:
  Oil and gas sales......................................... $ 1,650  $ 1,279
  Gain on sales of assets...................................     215       --
                                                             -------  -------
    Total revenues..........................................   1,865    1,279
OPERATING COSTS AND EXPENSES:
  Production expense........................................     669      483
  Exploration expense.......................................     434      910
  Depreciation, depletion and amortization..................   1,180       10
  General and administrative expenses.......................   1,828    1,905
                                                             -------  -------
    Total operating costs and expenses......................   4,111    3,308
                                                             -------  -------
OPERATING LOSS..............................................  (2,246)  (2,029)
OTHER INCOME (EXPENSE):
  Interest income...........................................     359      638
  Equity loss in unconsolidated entities....................    (973)  (3,155)
  Other, net................................................    (175)     (37)
                                                             -------  -------
    Total other expense.....................................    (787)  (2,554)
                                                             -------  -------
LOSS BEFORE TAXES...........................................  (3,033)  (4,583)
Income tax expense (benefit)................................      66      (30)
                                                             -------  -------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS................ $(3,099) $(4,553)
                                                             =======  =======
BASIC LOSS PER COMMON SHARE................................. $ (0.15) $ (0.22)
                                                             =======  =======
DILUTED LOSS PER COMMON SHARE............................... $ (0.15) $ (0.22)
                                                             =======  =======
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING................................................  20,745   20,745
                                                             =======  =======


                See notes to consolidated financial statements.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES

                STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                  (in thousands of dollars, except share data)

                            Preferred
                              Stock       Common Stock    Additional                          Total
                          ------------- -----------------  Paid-in   Accumulated Treasury Stockholders'
                          Shares Amount   Shares   Amount  Capital     Deficit    Stock      Equity
                          ------ ------ ---------- ------ ---------- ----------- -------- -------------
Balance at January 1,
 2000...................  10,000  $250  20,749,964 $2,075  $41,215    $(25,761)    $(12)     $17,767
 Net Loss...............      --    --          --     --       --      (4,553)      --       (4,553)
Balance at December 31,
 2000...................  10,000  $250  20,749,964 $2,075  $41,215    $(30,314)    $(12)     $13,214
 Net Loss...............      --    --          --     --       --      (3,099)      --       (3,099)
                          ------  ----  ---------- ------  -------    --------     ----      -------
Balance at December 31,
 2001...................  10,000  $250  20,749,964 $2,075  $41,215    $(33,413)    $(12)     $10,115
                          ======  ====  ========== ======  =======    ========     ====      =======





                See notes to consolidated financial statements.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                           (in thousands of dollars)

                                                               Year Ended
                                                              December 31,
                                                             ----------------
                                                              2001     2000
                                                             -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.................................................... $(3,099) $(4,553)
Adjustments to reconcile net loss to net cash provided by
 (used in) operating activities:
 Depreciation, depletion and amortization...................   1,180       10
 Equity loss in unconsolidated entities.....................     973    3,155
 Gain on sale of assets.....................................    (215)
 Provision for deferred income taxes........................      18      (40)
 Abandonment reserve........................................      --       (3)
 Exploration expense........................................     434      905
Change in assets and liabilities that provided (used) cash:
 Funds in escrow............................................     713    9,323
 Trade receivables..........................................      58      174
 Other receivables..........................................    (102)     (22)
 Materials and supplies.....................................       5        3
 Prepaid expenses and other.................................     (10)      --
 Accounts payable and accrued liabilities...................     710     (146)
 Accounts with partners.....................................   2,276    1,644
 Income taxes payable.......................................      20       10
                                                             -------  -------
  Net cash provided by operating activities.................   2,961   10,460
                                                             -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Exploration expense.........................................    (434)    (281)
Investment in unconsolidated entities.......................     169     (406)
Additions to property and equipment.........................  (6,361)    (296)
Disposals of property and equipment.........................   1,028       59
Other--net..................................................       1      (21)
                                                             -------  -------
  Net cash used in investing activities.....................  (5,597)    (945)
                                                             -------  -------
NET CHANGE IN CASH AND CASH EQUIVALENTS.....................  (2,636)   9,515
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............  12,440    2,925
                                                             -------  -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.................. $ 9,804  $12,440
                                                             =======  =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
 Non-cash items:............................................ $    --  $    --

                See notes to consolidated financial statements.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

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

   VAALCO's subsidiaries include Alcorn (Philippines) Inc. and Alcorn (Production) Philippines Inc., Altisima Energy, Inc., VAALCO Gabon (Etame), Inc., VAALCO Production (Gabon), Inc., VAALCO Energy (USA), Inc. and 1818 Oil Corp.

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

   Cash and Cash Equivalents--For purposes of the consolidated statement of cash flows, the Company and its subsidiaries consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. For the years ended December 31, 2001 and 2000, no payments were made for income taxes or for interest.

   Funds in Escrow--Current amounts represent an escrow for abandonment of certain Gulf of Mexico properties ($38). Prior year funds in escrow included an amount in escrow associated with the sale of VAALCO Energy (Gabon), Inc., which held a 32.5% interest in the Etame Concession. The sale closed in January 2001.

   Inventory Valuation--Materials and supplies are valued at the lower of cost, determined by the weighted-average method, or market.

   Income Taxes--VAALCO accounts for income taxes under an asset and liability approach that recognizes deferred income tax assets and liabilities for the estimated future tax consequences of differences between the financial statement and tax bases of assets and liabilities. Valuation allowances are provided against deferred tax assets that are not likely to be realized. The Company calculates current and deferred income taxes on a separate company basis.

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

                     VAALCO ENERGY, INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

             (in thousands of dollars, unless otherwise indicated)


   The Company reviews its oil and gas properties for impairment whenever events or changes in circumstances indicate that the carrying amount of such properties may not be recoverable. When it is determined that an oil and gas property's estimated future net cash flows will not be sufficient to recover its carrying amount, an impairment charge must be recorded to reduce the carrying amount of the asset to its estimated fair value. For years ending December 31, 2001 impairments of $567,145 were recognized. No impairment was recognized in 2000.

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

      Office and miscellaneous equipment.............................  3-5 years
      Leasehold improvements......................................... 8-12 years

   In connection with the annual estimate of the Company's oil and gas reserves for the fiscal year ended December 31, 2001, the Company's independent petroleum engineers estimated proved oil reserves at December 31, 2001 to be 6.4 million barrels, of which 0.4 million barrels are classified as proved developed, net to the Company. The Company had 69 million cubic feet of proven developed gas reserves at December 31, 2001. The proved developed reserves relate to the Company's Philippine and Texas operations. The proved undeveloped reserves are associated with the Company's share of proven reserves in the Etame field.

   Investments--The Company invests funds in escrow and excess cash in certificates of deposit and commercial paper issued by banks with maturities typically not exceeding 90 days.

   At December 31, 2001, the Company accounted for its investments in unconsolidated entities under the equity method.

   At December 31, 2001, the investment in unconsolidated entities was valued at fair value using methods determined in good faith by management after consideration of all relevant information, including, current financial information and restrictions on dispositions. The values assigned to the investments do not necessarily represent the amount which might ultimately be realized upon the sale or other disposition, since such amounts depend on future circumstances and cannot reasonably be determined until actual liquidation occurs. However, because of the inherent uncertainty of such valuations, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the difference could be material.

   Foreign Exchange Transactions--For financial reporting purposes, the subsidiaries use the United States dollar as their functional currency. Monetary assets and liabilities denominated in foreign currency are translated to U.S. dollars at the rate of exchange in effect at the balance sheet date, and items of income and expense are translated at average monthly rates. Nonmonetary assets and liabilities are translated at the exchange rate in effect at the time such assets were acquired and such liabilities were incurred. Gains and losses on foreign currency transactions are included in income currently and were insignificant during each of 2001 and 2000.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

             (in thousands of dollars, unless otherwise indicated)


   Accounts With Partners--Accounts with partners represent cash calls due or excess cash calls paid by the partners for exploration, development and production expenditures made by the following subsidiaries of the Company:
Alcorn Production Philippines and VAALCO Gabon (Etame), Inc.

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

   Substantially all of the Company's crude oil and natural gas is sold at the well head at posted or index prices under short-term contracts, as is customary in the industry. For the year ended December 31, 2001 two purchasers of the Company's crude oil accounted for essentially all of the Company's total crude oil sales. The Company markets its crude oil share under agreements with SeaOil and Caltex, both local Philippines refiners. While the loss of these buyers might have a material effect on the Company in the near term, management believes that the Company would be able to obtain other customers for its crude oil. Domestic production is sold under two contracts, one for oil and one for gas. The Company has access to several alternative buyers for oil and gas sales domestically.

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

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

                     VAALCO ENERGY, INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

             (in thousands of dollars, unless otherwise indicated)


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

   In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived assets. As required by SFAS No. 143, the Company will adopt this new accounting standard on January 1, 2002.

   In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement establishes a single accounting model for the impairment or disposal of long-lived assets. As required by SFAS No. 144, the Company will adopt this new standard on January 1, 2002.

   The Company is currently evaluating the effects of adopting these statements.

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

   Reclassifications--Certain amounts from 2000 have been reclassified to conform to the 2001 presentation.

4. INVESTMENT IN UNCONSOLIDATED ENTITIES

   At December 31, 2001 and December 31, 2000, VAALCO had the following investments:

                                                       December 31, December 31,
                                                           2001         2000
                                                       ------------ ------------
   Investment in VAALCO Exploration LLC...............       --         1,448
                                                           ----        ------
                                                           $ --        $1,448
                                                           ====        ======

   Investment in VAALCO Exploration LLC represented a 50/50 membership interest shared by VAALCO Energy, Inc. and Robert Schneeflock of Paramount Petroleum in VAALCO Exploration LLC. VAALCO Exploration was formed to conduct exploration activities primarily in the onshore Gulf Coast area, including Alabama, Mississippi and Louisiana. VAALCO and Schneeflock contributed capital interests of 93.75% and 6.25%, respectively. Net Profit was allocated first based on contributed capital interests up to the aggregate amount of Net Loss allocated and thereafter based on membership interest of 50/50. Net Loss was allocated first

                     VAALCO ENERGY, INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

             (in thousands of dollars, unless otherwise indicated)

based on membership interest up to the aggregate amount of Net Profit allocated and thereafter based on contributed capital interest. VAALCO invested $3.0 million to fund overhead, leases, seismic and other amounts in connection with the business. The Company elected to terminate its joint venture with Paramount Petroleum, Inc., effective June 1, 2001. The joint venture focused on domestic onshore prospects in Mississippi, Alabama and Louisiana. In connection with the wind up of the joint venture, the Company received $169,000 in cash, a receivable for $47,000 representing its share of cash in the joint venture and $259,000 of undeveloped acreage representing its proportionate 93.75% working interest in kind in all remaining prospects within the joint venture. Final completion of assignment documentation is ongoing. The Company has production from two small gas discoveries drilled by the joint venture.

   The following summarizes the aggregated financial information for all investments owned by VAALCO, which were accounted for under the equity method as of December 31, 2000 and 2001 respectively:

                                                       December 31, December 31,
                                                           2001         2000
                                                       ------------ ------------
                                                           (in           (in
                                                        thousands)   thousands)
   Balance Sheet:
     Current assets...................................   $    50       $  311
     Oil and gas property.............................        --        1,226
     Other assets.....................................        --           17
     Owner's equity...................................        50        1,544
   Statement of Earnings:
     Revenue..........................................   $    13       $  215
                                                         =======       ======
     Gross profit.....................................   $  (988)      $ (156)
                                                         =======       ======
     Net loss.........................................   $(1,034)      $ (330)
                                                         =======       ======
     VAALCO's share of net loss.......................   $  (973)      $ (310)
                                                         =======       ======

5. STOCKHOLDERS' EQUITY

   The following discussion of shares under option incorporates options granted by the predecessor VAALCO. These obligations were assumed by the Company pursuant to the merger.

   In 1996 options were granted to an officer and director for 1,000,000 shares of the Common Stock of the Company at exercise prices of $0.375 per share for 400,000 shares, $0.50 for 300,000 shares and $1.00 for 300,000 shares. The options vested over a term of three years and may be exercised for five years from the vesting date. As of December 31, 2001, the options were completely vested. None of the options had been exercised as of December 31, 2001.

   In 1996, a former officer of the Company was granted warrants to purchase shares of the Company's Common Stock. The warrants have a remaining term expiring August 31, 2003 and consist of the right to purchase 250,000 shares of Common Stock at an exercise price of $0.50 per share; 250,000 shares of Common Stock at an exercise price of $2.50 per share; 250,000 shares of Common Stock at an exercise price of $5.00 per share; and 250,000 shares of Common Stock at an exercise price of $7.50 per share. None of the warrants had been exercised as of December 31, 2001.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

             (in thousands of dollars, unless otherwise indicated)


   In 1997, another officer of the Company was granted options to purchase 1,000,000 shares at $0.625 per share, vesting 500,000 shares at August 1, 1997 and 500,000 shares at August 1, 1998. None of the options had been exercised as of December 31, 2001.

   An investment banking firm was granted 345,325 warrants to purchase the Company's Common Stock on July 31, 1997 in connection with the private placement of Common Stock. The warrants have a term of five years from the date of issuance and consist of the right to purchase shares at $1.00 per share. The same investment banking firm was granted 100,000 warrants to purchase the Company's Common Stock on April 1, 1998 in connection with the private placement of Common Stock. The warrants have a term of five years from the date of issuance and consist of the right to purchase shares at $2.00 per share. None of the warrants had been exercised as of December 31, 2001.

   On November 29, and December 15, 2000, options to purchase a total of 600,000 shares were granted at $0.30 per share to two technical representatives of the Company. The options have a term of five years from the date of issuance. These options vested six months after issuance.

   Information with respect to the Company's stock options are as follows:

                                                    Vested              Weighted
                                                   Options/    Shares   Average
                                                   Warrants     Under   Exercise
                                                  Exercisable  Option    Price
                                                  ----------- --------- --------
   Balance, December 31, 1999....................  3,495,325  3,495,325  $1.76
   Granted.......................................               600,000   0.30
   Forfeited.....................................     25,000     25,000  10.25
                                                   ---------  ---------  -----
   Balance, December 31, 2000....................  3,470,325  4,070,325  $1.49
   Vested........................................    600,000              0.30
   Forfeited.....................................    225,000    225,000   1.47
                                                   ---------  ---------  -----
   Balance, December 31, 2001....................  3,845,325  3,845,325  $1.50
                                                   =========  =========  =====

   The following table summarizes information about stock options outstanding as of December 31, 2001:

                                             Weighted-     Weighted-             Weighted-
                                Number        Average       Average    Number     Average
                              Outstanding    Remaining     Exercise  Exercisable Exercise
   Range of Exercise Prices   At 12/31/01 Contractual Life   Price   At 12/31/01   Price
   ------------------------   ----------- ---------------- --------- ----------- ---------
   $0.375 to 1.00..........    2,995,325     1.59 years      $0.60    2,995,325    $0.60
    1.01 to 2.50...........      350,000     1.55 years       2.36      350,000     2.36
    2.51 to 5.00...........      250,000     1.67 years       5.00      250,000     5.00
    5.01 to 10.25..........      250,000     1.67 years       7.50      275,000     7.50
   $0.375 to 10.25.........    3,845,325     1.60 years      $1.50    3,845,325    $1.50

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

                     VAALCO ENERGY, INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

             (in thousands of dollars, unless otherwise indicated)


   The provision of SFAS No. 123 had no material effect for 2001.

   The Company follows SFAS No. 128--"Earnings per Share," which establishes the requirements for presenting earnings per share ("EPS"). SFAS No. 128 requires the presentations of "basic" and "diluted" EPS on the face of the income statement.

   The following schedule is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations.

                                             For the Year Ended December 31,
                                                          2001
                                           -----------------------------------
                                           Per-Share  Net Loss      Shares
                                            Amount   (Numerator) (Denominator)
                                           --------- ----------- -------------
   Basic EPS
     Net loss attributable to common
      shareholders........................  $(0.15)    $(3,099)     20,745
   Effect of Diluted Securities
     Common stock options.................      --          --          --
   Diluted EPS
     Net loss attributable to common
      shareholders........................  $(0.15)    $(3,099)     20,745

                                             For the Year Ended December 31,
                                                          2000
                                           -----------------------------------
                                           Per-Share  Net Loss      Shares
                                            Amount   (Numerator) (Denominator)
                                           --------- ----------- -------------
   Basic EPS
     Net loss attributable to common
      shareholders........................  $(0.22)    $(4,553)     20,745
   Effect of Diluted Securities
     Common stock options.................      --          --          --
   Diluted EPS
     Net loss attributable to common
      Shareholders........................  $(0.22)    $(4,553)     20,745

   Options excluded from the above calculation, as they are anti-dilutive, are 3,845,325 and 4,070,325 for 2001 and 2000, respectively.

6. INCOME TAXES

   The Company and its domestic subsidiaries file a consolidated United States income tax return. Certain subsidiaries' operations are also subject to Philippine income taxes.

   Provision (benefit) for income taxes consists of the following:

                                                                   Year Ended
                                                                  December 31,
                                                                  -------------
                                                                   2001   2000
                                                                  ------ ------
   U.S. federal:
   Current....................................................... $  --  $   --
     Deferred....................................................    --      --
   Philippine:
     Current.....................................................    48      10
     Deferred....................................................    18     (40)
                                                                  -----  ------
       Total..................................................... $  66  $  (30)
                                                                  =====  ======

                     VAALCO ENERGY, INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

             (in thousands of dollars, unless otherwise indicated)


   The primary differences between the financial statement and tax bases of assets and liabilities at December 31, 2001 and 2000 are as follows:

                                                                  Year Ended
                                                                 December 31,
                                                                ---------------
                                                                 2001    2000
                                                                ------- -------
   Deferred Tax Liabilities:
     Unrealized foreign exchange gain.......................... $   243 $   225
                                                                ------- -------
   Deferred Tax Assets:
     Reserves not currently deductible.........................   1,044   1,044
     Operating loss carryforwards..............................   9,756   8,684
     Alternative minimum tax credit carryover..................     647     647
     Other assets..............................................     253     227
                                                                ------- -------
                                                                 11,700  10,602
   Valuation allowance.........................................  11,064   9,967
                                                                ------- -------
                                                                    636     635
                                                                ------- -------
   Net deferred tax asset...................................... $   393 $   410
                                                                ======= =======

   Pretax income (loss) is comprised of the following:

                                                                Year Ended
                                                               December 31,
                                                             -----------------
                                                               2001     2000
                                                             --------  -------
   United States............................................ $ (2,561) $(4,514)
   Foreign (Philippine/Gabon)...............................     (538)     (39)
                                                             --------  -------
                                                             $(3,099)  $(4,553)
                                                             ========  =======

   The tax benefit derived by applying the federal statutory tax rate to the Company's pretax loss is offset by an increase in the valuation allowance applied to the Company's deferred tax assets.

   At December 31, 2001, the Company and its subsidiaries had no foreign tax credit ("FTC") carryforwards for United States tax purposes.

   At December 31, 2001, the Company and its subsidiaries had net operating loss ("NOL") carryforwards of approximately $27.9 million for United States income tax purposes. A full valuation allowance has been provided against this NOL. Due to previous ownership changes, Internal Revenue Code section 382 will limit future utilization of the net operating loss carryforwards.

   At December 31, 2001, the Company was subject to federal taxes only, with no allocations made to state and local taxes.

7. RELATED-PARTY TRANSACTIONS

   Other long-term assets included $31,221 in notes due from employees at December 31, 2001.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

             (in thousands of dollars, unless otherwise indicated)


8. COMMITMENTS AND CONTINGENCIES

   At December 21, 2001 the Company owned a 30.35% interest in a block offshore Gabon, the Etame Block. The block contains the recent Etame discovery as well as previous discoveries that the Company is currently evaluating to determine their commercial viability. The Company and its partners undertook an obligation to the Government of Gabon to obtain and process seismic data and to drill one commitment well on the Etame Block over the three-year term of the license. In April 1998, a participation agreement was entered into with Western Atlas Afrique, Ltd. ("Western Atlas"), a subsidiary of Western Atlas International, Inc., to conduct a 320 square kilometer seismic survey at Western Atlas' sole cost and to pay a disproportionate 80% of the cost, up to $4.7 million, of the first commitment well. In return for these payments, Western Atlas earned a 65% interest in the production-sharing contract. In June 1998, Western Atlas completed the above-mentioned acquisition of seismic data over the property. This data was processed, and the Company drilled the commitment well, the Etame No. 1 well, in June 1998 resulting in a 3,700 BOPD Gamba sandstone discovery on the block. Completion of the Etame No. 1 well satisfied all of the Company's obligations to the Government of Gabon under the primary three-year term of the contract.

   During 1998, the consortium of companies owning the Etame Block production sharing contract agreed to renew the production sharing contract for three additional years, thereby taking on a commitment to drill two additional exploration wells and to perform a 3-D seismic reprocessing. A delineation well, the Etame 2V well, was drilled in January 1999 and encountered additional oil pay in the Gamba sandstone, however the well encountered the Gamba sandstone lower than expected. The consortium elected to reprocess seismic prior to drilling any additional delineation wells

   In January 2001, the Company acquired the 65% interest in the Etame Block offshore Gabon, West Africa from Western Atlas Afrique, Ltd. a subsidiary of Baker Hughes. Consideration for the acquisition was $1.0 million in cash and a future net profits interest in the event the existing discoveries on the block are developed. The Company resold 52.5% of the interest held by Western Atlas Afrique to two companies for $1 million and their proportionate assumption of the future net profits interest. The second exploration commitment well due under the second exploration period, the Etame 3V was subsequently drilled to further delineate the Etame discovery in February, 2001. The well successfully encountered Gamba sandstone pay updip from the Etame 1 well and satisfied the remaining well obligations under the second exploration period.

   In June 2001, drilling of the Etame 4V delineation well was completed. The well was drilled approximately 2.4 kilometers (1.5 miles) from the Etame 1 discovery well and successfully encounter Gamba sandstone pay updip of the Etame 3V well. As a result of the two successful delineation wells drilled this year, the Etame consortium has approved a budget to develop the field. Initial development will consist of three subsea wells connected to a floating production, storage and offloading tanker ("FPSO") at a cost of approximately $43.2 million ($13.1 million net to the Company). The project is expected to come online in the third quarter of 2002 at initial flow rates of at least 12,000 barrels of oil per day.

   In July of 2001, the consortium elected to renew the Etame block for an additional five-year term, consisting of a three-year and a two-year follow-on term. The consortium committed to drill two additional wells on the block during the three-year term. A one well commitment is required to obtain the two-year extension.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

             (in thousands of dollars, unless otherwise indicated)


9. SUBSEQUENT EVENT

   During 2002, the Company anticipates that it will make capital expenditures on oil and gas properties of approximately $12.4 million, all in Gabon. The Company has negotiated a line of credit for its subsidiary VAALCO Gabon (Etame), Inc. in the amount of $10.0 million with the IFC to partially fund its share of the development project, which was approved by the IFC Board of Directors in early March 2002. Prior to Project Completion, the IFC loan is expected to be guaranteed by the Company and cash collateralized with proceeds from a loan from the 1818 Fund. Project Completion requires gross project production of 14,250 BOPD and gross proved reserves of 16.5 million barrels and compliance with financial covenants and other conditions, which may not be achieved. The IFC requires Project Completion to occur prior to March 31, 2003.

   At the date of this filing, the loan agreements for both the IFC loan and the 1818 Fund loan have not been signed and there can be no assurance that the loans will fund until they are signed. Management believes that execution of each loan document is imminent, however until mutually acceptable agreements are signed there is no binding commitment by either lender. In addition to each loan being subject to final approval by senior management of both lenders, and the effectiveness of the other's loan, the terms of the IFC loan provide that initial funding is subject to Gabon Government approval, which the Company believes it will receive. A condition for receiving the 1818 Fund loan is the signing of the IFC loan documents.

   The 1818 Fund loan is expected to take the form of a $10 million subordinated note secured by a second lien on certain collateral with respect to the Company's investment in VAALCO Gabon (Etame), Inc. including the $10 million cash collateral to support the Company's guarantee of the IFC loan. The interest rate on the loan is 12%. In conjunction with receiving the 1818 Fund loan, the Company will issue 15 million warrants at a price of $0.50 per share, 7.5 million of which the Company will receive back if Project Completion occurs on the Etame Block. The Company has formed an independent committee of the Board of Directors, which has sought a fairness opinion with regards to the terms of the 1818 Fund loan. The committee will meet prior to the execution of the loan documents to review the fairness opinion and make its recommendation concerning the loan. The Company believes the cash on hand at December 31, 2001 coupled with the loan from the IFC will be sufficient to fund the Company's capital budget through 2002.

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

 Acquisition, Exploration and Development Activities

                                                   United States International
                                                   ------------- -------------
                                                    2001   2000   2001   2000
                                                   ------ ------ ------ ------
   Costs incurred during the year:
     Exploration(1)............................... $1,819 $1,278 $4,008 $   19
     Acquisition--unproved........................     54     13    294     --
                                                   ------ ------ ------ ------
       Total...................................... $1,873 $1,291 $4,302 $   19
                                                   ====== ====== ====== ======
   Company's share of equity method investee's
    costs incurred(1)............................. $   -- $   18 $   -- $1,430
                                                   ====== ====== ====== ======

--------
(1) Includes costs which are capitalized or expensed.

   In 2001, of the $434 of United States exploration costs incurred, $0 was expensed for dry hole costs. In 2001, international exploration costs included $4,302 in capitalized costs for Etame Block and $0 in expensed geophysical costs. In 2000, of the $905 of U.S. exploration costs incurred, $707 was expensed for dry hole costs. International exploration costs included capitalized costs in 2000 of $14 for Etame, and $5 was expensed for geophysical costs. The Company's share of investee's costs was for the Paramount joint venture in the U.S.

Capitalized Costs Relating to Oil and Gas Producing Activities:

                                                                Year Ended
                                                               December 31,
                                                              ---------------
                                                               2001     2000
                                                              -------  ------
   Capitalized costs--
     Unproved properties not being amortized................. $ 7,151  $2,823
   Properties being amortized................................   2,648   1,154
                                                              -------  ------
       Total capitalized costs...............................   9,799   3,977
     Less accumulated depreciation, depletion, and
      amortization...........................................  (2,026)   (816)
                                                              -------  ------
     Net capitalized costs................................... $ 7,773  $3,161
                                                              =======  ======
   Company's share of equity method investee's net
    capitalized costs........................................ $    --  $4,427
                                                              =======  ======

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

                      VAALCO ENERGY, INC. AND SUBSIDIARIES

                                  (Unaudited)

             (in thousands of dollars, unless otherwise indicated)


   Results of Operations for Oil and Gas Producing Activities:

                                                   United
                                                   States      International
                                                -------------  --------------
                                                 2001   2000   2001    2000
                                                ------  -----  -----  -------
   Crude oil and gas sales..................... $  708  $  81  $ 842  $ 1,198
   Production expense..........................   (232)   (54)  (414)    (428)
   Exploration expense.........................     --   (905)    --       (5)
   Depreciation, depletion and
    amortization............................... (1,162)    --     --       --
                                                ------  -----  -----  -------
   Income (loss) before taxes..................   (686)  (878)   428      765
   Income tax (provision) benefit..............     --           (66)      30
                                                ------  -----  -----  -------
   Results from oil and gas
    producing activities....................... $ (686) $(878) $ 362  $   795
                                                ======  =====  =====  =======
   Company's share of equity method investee's
    results of operations...................... $ (875) $(310) $  --  $(2,845)
                                                ======  =====  =====  =======

Proved Reserves

   The following tables set forth the net proved reserves of VAALCO Energy, Inc. as of December 31, 2001 and 2000, and the changes therein during the periods then ended.

                                                         Oil (MBbls)  Gas (MMcf)
                                                         -----------  ----------
   PROVED RESERVES:
   BALANCE AT DECEMBER 31, 1999.........................      661         --
     Production.........................................      (92)        --
     Revisions..........................................      117         --
                                                            -----        ---
   BALANCE AT DECEMBER 31, 2000.........................      686         --
     Additions..........................................    6,105        140
     Production.........................................      (87)       (71)
     Revisions..........................................     (272)        --
                                                            -----        ---
   BALANCE AT DECEMBER 31, 2001.........................    6,432         69
                                                            =====        ===

                                                         Oil (MBbls)  Gas (MMcf)
   PROVED DEVELOPED RESERVES                             -----------  ----------
   Balance at December 31, 2000.........................      686         --
   Balance at December 31, 2001.........................      349         69

   All of the Company's Proved Developed Reserves are located offshore the Republic of the Philippines and in Texas. Revisions in reserves primarily reflect the impact of lower crude prices on the economic life of reserves in the Philippines.

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

   The future cash flows are based on sales prices and costs in existence at the dates of the projections, excluding the interests of the Philippine government and the other consortium members. Future production costs do not include overhead charges allowed under joint operating agreements or headquarters general and administrative overhead expenses. Future development costs include amounts accrued attributable to future abandonment when the wells become uneconomic to produce. The standardized measure of discounted cash flows for 2001 do not include the costs of abandoning the Company's non-producing properties.

                                              United States   International
                                              -------------- ----------------
                                              December 31,    December 31,
                                              -------------- ----------------
                                               2001    2000    2001     2000
                                              ------  ------ --------  ------
   Future cash inflows....................... $  556  $  --  $117,539  $7,914
   Future production costs...................   (192)    --   (55,506) (3,327)
   Future development costs..................     --     --   (26,188) (1,377)
   Future income tax expense.................    (49)    --        --      --
                                              ------  -----  --------  ------
   Future net cash flows.....................    315     --    35,845   3,210
   Discount to present value.................            --
   at 10% annual rate........................    (41)    --   (11,988)   (508)
                                              ------  -----  --------  ------
   Standardized measure of discounted future
    net cash flows........................... $  274  $  --  $ 23,457  $2,702
                                              ======  =====  ========  ======

   Future development costs at December 31, 2001 includes $1,377 for future abandonment costs which have been accrued by the Company. Due to the availability of net operating loss carryforwards, there is no future income tax expense attributable to the Company's Philippines reserves. No income taxes are shown for Gabon reserves due to the fact that profit oil paid to the Gabon government is in lieu of corporate income taxes.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES

                                  (Unaudited)

             (in thousands of dollars, unless otherwise indicated)


Changes in Standardized Measure of Discounted Future Net Cash Flows:

   The following table sets forth the changes in standardized measure of discounted future net cash flows as follows:

                                                                 December 31,
                                                                ---------------
                                                                 2001     2000
                                                                -------  ------
   BALANCE AT BEGINNING OF PERIOD ............................. $ 2,702  $2,823
   Sales of oil and gas, net of production costs...............    (968)   (796)
   Net changes in prices and production costs..................    (635)     99
   Revisions of previous quantity estimates....................    (437)    294
   Reserve additions...........................................  23,339      --
   Changes in estimated future development costs...............      --      --
   Development costs incurred during the period................      --      --
   Accretion of discount.......................................    (270)    282
   Net change in income taxes..................................      --      --
   Change in production rates (timing) and other...............      --      --
                                                                -------  ------
   BALANCE AT END OF PERIOD ................................... $23,731  $2,702
                                                                =======  ======

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

   In accordance with the guidelines of the U.S. Securities and Exchange Commission, the Company's estimates of future net cash flow from the Company's properties and the present value thereof are made using oil and natural gas contract prices in effect as of year end and are held constant throughout the life of the properties except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. The contract price as of December 31, 2001 was $8.99 per Bbl for both Matinloc oil for Nido oil in the Philippines. In Gabon, the price used was $18.84 per barrel representing a $0.50 discount to the spot price of Brent Crude at December 31, 2001. The Company has investigated prices received for similar crude oil coming out of Gabon from the same types of formations as the crude oil in the Etame Field. The Company believes that the $0.50 discount to Brent Crude represents a reasonable estimate of the crude price it will receive. However, there can be no assurances that the actual price the Company receives for Etame crude will not differ from the estimate, as the price it receives will depend on demand for West African crudes at the time of sale.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES

                                  (Unaudited)

             (in thousands of dollars, unless otherwise indicated)


   Under the Production Sharing Contract in Gabon, the Gabonese government is the owner of all oil and gas mineral rights. The right to produce the oil and gas is stewarded by the Directorate Generale de Hydrocarbeures and the Production Sharing contract was awarded by a decree from the State. Pursuant to the service contract, the Gabon government receives a variable royalty depending on production rate. The consortium maintains a Cost Account, which entitles it to receive 70% of the production remaining after deducting the royalty so long as there are amounts remaining in the cost account. At December 31, 2001 there was $35.7 million in the cost account. In lieu of corporate income taxes the consortium also receives an allocation of the remaining "profit oil" production from the contract area after deducting the royalty and the cost oil. So long as amounts remain in the Cost Account, the net share that the consortium receives from production can range from a low of 67.7% of production at production rate in excess of 25,000 barrels per day to a high of 82.5% of production at rates below 5,000 barrel per day.

   Under the service contract, it is not anticipated that the Gabonese government will take physical delivery of its allocated production. Instead, the Company is authorized to sell the Gabonese government's share of production and remit the proceeds to the Gabonese government.

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

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

   Information required by this item will be included in the Company's proxy statement for its 2001 annual meeting, which will be filed with the Commission within 120 days of December 31, 2001, and which is incorporated herein by reference.

Item 10. Executive Compensation

   Information required by this item will be included in the Company's proxy statement for its 2001 annual meeting, which will be filed with the Commission within 120 days of December 31, 2001, and which is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management

   Information required by this item will be included in the Company's proxy statement for its 2001 annual meeting, which will be filed with the Commission within 120 days of December 31, 2001, and which is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions

   Information required by this item will be included in the Company's proxy statement for its 2001 annual meeting, which will be filed with the Commission within 120 days of December 31, 2001, and which is incorporated herein by reference.

Item 13. Exhibits and Reports on Form 8-K

  2. Plan of acquisition, reorganization , arrangement, liquidation or succession

  2.1(a) Stock Acquisition Agreement and Plan of Reorganization dated February
         17, 1998 by and among the Company and the 1818 Fund II, L.P.

  2.2(c) First Amendment to Stock Acquisition Agreement and Plan of
         Reorganization, dated April 21, 1998

  2.3(j) Stock Purchase Agreement between Western Atlas International, Inc., as
         Seller, and VAALCO Gabon (Etame), Inc. as Purchaser, dated January 4,
         2001.

  2.4(j) Stock Purchase Agreement between VAALCO Energy, Inc., as Seller and
         PanAfrican Energy Corporation Ltd., as Purchaser, dated January 15,
         2001.

  2.5(j) Share Sale and Purchase Agreement By and Between VAALCO Gabon (Etame),
         Inc., and Sasol Petroleum International (Pty) Ltd. dated February 5,
         2001.

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

 10.16(c) Registration Rights Agreement among the Company and The 1818 Fund II,
          L.P., dated April 21, 1998

 10.17(c) Registration Rights Agreement dated April 21, 1998 by and among the
          Company, Jefferies & Company, Inc. and the investors listed therein.

 10.18(i) Assignment Agreement between the Company, members of the Service
          Contract 14 Consortium and SOCDET dated December 29, 1998

 10.19(j) Conveyance of Production Payment from Western Atlas Afrique, Ltd. to
          Western Atlas International, Inc. dated December 29, 2000.

 10.20(k) 2001 Stock Incentive Plan dated August 16, 2001

 21.1     Subsidiaries of the Registrant

--------
(a) Filed as an exhibit to the Company's report on Form 8-K filed with the Commission on March 4, 1998 (file no. 000-20928) and hereby incorporated by reference herein.

(b) Filed as an exhibit to the Company's Registration Statement on Form S-3 filed with the Commission on July 15, 1998 and hereby incorporated by reference herein.
(c) Filed as an exhibit to the Company's Report on Form 8-K filed with the Commission on May 6, 1998 and hereby incorporated by reference herein.
(d) Filed as an exhibit to the Company's Form 10 (File No. 0-20928) filed on December 3, 1992, as amended by Amendment No. 1 on Form 8 on January 7, 1993, and by Amendment No. 2 on Form 8 on January 25, 1993, and hereby incorporated by reference herein.
(e) Filed as an exhibit to the Company's Form 10-QSB for the quarterly period ended September 30, 1995, and hereby incorporated by reference herein.
(f) Filed as an exhibit to the Company's Form 10-KSB for the annual period ended December 31, 1996, and hereby incorporated by reference herein.
(g) Filed as an exhibit to the Company's Form 10-QSB for the quarterly period ended June 30, 1997, and hereby incorporated by reference herein.
(h) Filed as an exhibit to the Company's Form 10-KSB for the annual period ended December 31, 1997, and hereby incorporated by reference herein.
(i) Filed as an exhibit to the Company's Form 10-KSB for the annual period ended December 31, 1998, and hereby incorporated by reference herein.
(j) Filed as an exhibit to the Company's Form 10-KSB for the annual period ended December 31, 2000, and hereby incorporated by reference herein.
(k) Filed as an exhibit to the Company's Registration Statement Form S-8 filed with the Commission on August 18, 2001.

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