Form 10QSB
period 2002-03-31
VAALCO ENERGY INC /DE/
filed 2002-05-14
CIK 894627

--------------------------------------------------------------------------------



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002

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

         As of May 9, 2002, there were outstanding 20,744,569 shares of Common Stock, $.10 par value per share, of the registrant.

--------------------------------------------------------------------------------

                      VAALCO ENERGY, INC. AND SUBSIDIARIES

                                Table of Contents

PART I.   FINANCIAL INFORMATION

CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets (Unaudited)
   March 31, 2002 and December 31, 2001.....................................3
Statements of Consolidated Operations (Unaudited)
   Three months ended March 31, 2002 and 2001...............................4
Statements of Consolidated Cash Flows (Unaudited)
   Three Months ended March 31, 2002 and 2001...............................5
Notes to Consolidated Financial Statements..................................6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS......................................9

PART II.  OTHER INFORMATION................................................13

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
               (in thousands of dollars, except par value amounts)




                                                                                         March 31,        December 31,
                                                                                           2002               2001
                                                                                       -----------       -----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                             $  8,422           $  9,804
  Funds in escrow                                                                          5,603                 38
  Receivables:
    Trade                                                                                    137                179
    Other                                                                                    230                255
  Materials and supplies, net of allowance for inventory obsolescence of $5                1,006                324
  Prepaid expenses and other                                                                  33                 34
                                                                                        --------           --------
    Total current assets                                                                  15,431             10,634
                                                                                        --------           --------

PROPERTY AND EQUIPMENT-SUCCESSFUL EFFORTS METHOD
  Wells, platforms and other production facilities                                         2,795              2,648
  Undeveloped acreage                                                                        459                459
  Work in progress                                                                         9,111              6,692
  Equipment and other                                                                        110                 98
                                                                                        --------           --------
                                                                                          12,475              9,897
Accumulated depreciation, depletion and amortization                                      (2,031)            (2,026)
                                                                                        --------           --------
    Net property and equipment                                                            10,444              7,871
                                                                                        --------           --------
OTHER ASSETS:
    Deferred tax asset                                                                       393                393
                                                                                        --------           --------
TOTAL                                                                                   $ 26,311           $ 18,948
                                                                                        ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                                              $  4,971           $  1,173
  Accounts with partners                                                                   8,551              4,323
  Income taxes payable                                                                        32                30
                                                                                        ---------          --------
    Total current liabilities                                                             13,374              5,526
                                                                                        ---------          --------
MINORITY INTEREST                                                                             12                 13
FUTURE ABANDONMENT COSTS                                                                   3,294              3,294
                                                                                        --------           --------
  Total liabilities                                                                       16,680              8,833
                                                                                        ---------          --------

STOCKHOLDERS' EQUITY:
  Convertible preferred stock, $25 par value, 500,000 shares authorized;
    10,000 shares issued and outstanding in 2001 and 2000                                    250                250
  Common stock, $.10 par value, 100,000,000 authorized shares
   20,749,964 shares issued of which 5,395 are in the treasury in 2002 and 2001            2,075              2,075
  Additional paid-in capital                                                              41,215             41,215
  Accumulated deficit                                                                    (33,897)           (33,413)
  Less treasury stock, at cost                                                               (12)               (12)
                                                                                        --------           --------
    Total stockholders' equity                                                             9,631             10,115
                                                                                        --------           --------
TOTAL                                                                                   $ 26,311           $ 18,948
                                                                                        ========           ========


                See notes to consolidated financial statements.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                   (Unaudited)
               (in thousands of dollars, except per share amounts)


                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       2002             2001
                                                    -----------      -----------
REVENUES:
  Oil and gas sales                                   $    144        $    317
  Gain on sale of assets                                    --             215
                                                      --------        --------
    Total revenues                                         144              532
                                                      --------        --------
OPERATING COSTS AND EXPENSES:
  Production expenses                                       95              93
  Depreciation, depletion and amortization                   5               3
  Exploration expense                                       --              --
  General and administrative expenses                      533             251
                                                      --------        --------
    Total operating costs and expenses                     633             347
                                                      --------        --------
OPERATING INCOME (LOSS)                                   (489)            185
OTHER INCOME (EXPENSE):
  Interest income                                            9             138
  Equity loss in unconsolidated entities                    --            (433)
  Other, net                                                (2)             (2)
                                                      --------        --------
    Total other income (expense)                             7            (297)
                                                      --------        --------

LOSS BEFORE TAXES                                         (482)           (112)

Income tax expense (benefit)                                 2              15
                                                      --------        --------

NET LOSS ATTRIBUTABLE TO
   COMMON SHAREHOLDERS                                $   (484)       $   (127)
                                                      ========        ========

LOSS PER COMMON SHARE:
  BASIC AND DILUTED                                   $  (0.02)       $  (0.01)
                                                      ========        ========

WEIGHTED AVERAGE COMMON SHARES:
  BASIC AND DILUTED                                     20,745          20,745
                                                      ========        ========


                See notes to consolidated financial statements.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (Unaudited)
                           (in thousands of dollars)


                                                                               Three Months Ended March 31,
                                                                           ----------------------------------
                                                                               2002                 2001
                                                                           ------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                 $  (484)                 $  (127)

  Adjustments to reconcile net loss to net cash used
   in operating activities:
    Depreciation, depletion and amortization                                     5                        3
    Equity loss in unconsolidated entities                                      --                      433
    Gain on sale of assets                                                      --                     (215)
  Change in assets and liabilities that provided (used) cash:
    Funds in escrow                                                         (5,565)                     715
    Trade receivables                                                           42                       (2)
    Accounts with partners                                                   4,228                   (1,194)
    Other receivables                                                           25                        2
    Materials and supplies                                                    (682)                      (5)
    Prepaid expenses and other                                                   1                       (1)
    Accounts payable and accrued liabilities                                 3,618                       85
    Income taxes payable                                                         2                       15
                                                                           -------                  -------
      Net cash provided by operating activities                              1,190                     (291)
                                                                           -------                  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Disposals of property and equipment                                           --                    1,023
  Additions to property and equipment                                       (2,578)                  (3,203)
  Other                                                                          6                        2
                                                                           -------                  -------
      Net cash used in investing activities                                 (2,572)                  (2,178)
                                                                           -------                  -------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                     (1,382)                  (2,469)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             9,804                   12,440
                                                                           -------                  -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $ 8,422                  $ 9,971
                                                                           =======                  =======
Cash Income Taxes Paid                                                     $    --                  $    --
                                                                           =======                  =======



                See notes to consolidated financial statements.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (Unaudited)

1.    UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements of VAALCO Energy, Inc. and subsidiaries (collectively, "VAALCO" or the "Company"), included herein are unaudited, but include all adjustments consisting of normal recurring accruals which the Company deems necessary for a fair presentation of its financial position, results of operations and cash flows for the interim period. Such results are not necessarily indicative of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2001.

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

2.    RECENT DEVELOPMENTS

     In the fourth quarter of 2001, the Company, as Operator, announced its intent to develop the Etame discovery located offshore of the Republic of Gabon. Based upon estimates by the Company's independent reserve engineers, the Company booked 6.1 million barrels of proven undeveloped oil reserves at December 31, 2001 representing $23.1 million of net present value of future cash flows in conjunction with the plan to develop the field.

     The budget for the field development is $43.2 million dollars ($13.1 million net to the Company) to complete and gravel pack three existing wells with subsea wellheads, and to lay flowlines to connect the wells to a
     1.1 million barrel floating production storage and offloading tanker ("FPSO"). Major contracts for the FPSO, wellheads, flowlines, and the drilling rig have been awarded and entered into to perform the project. The semi-submersible drilling rig Sednith 701 is currently on location completing the first of the three wells. The project is expected to come online about September 1, 2002 at initial flow rates of at least 12,000 barrels of oil per day ("BOPD").

     To fund its share of the development project, the Company has entered into a line of credit for $10.0 million with the International Finance Corporation ("IFC"), a subsidiary of the World Bank. The loan agreement was signed on April 19, 2002. Prior to project completion date, the IFC loan will be guaranteed by the Company via cash received from a loan from the 1818 Fund. To date, there have been no borrowings under the IFC line.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (Unaudited)


     In April of 2002, the Company participated in the reentry of a well in Brazos County to drill a second lateral in the well in the Georgetown formation. The well tested 1.7 million cubic feet per day and approximately 25 barrels oil per day. The Company has a 30% interest in the well.

3.    EARNINGS PER SHARE

     The weighted average common shares outstanding represent those of historical VAALCO for the applicable periods.

     The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 - "Earnings per Share," which establishes the requirements for presenting earnings per share ("EPS"). SFAS No. 128 requires the presentation of "basic" and "diluted" EPS on the face of the income statement. Basic EPS is calculated using the average number of common shares outstanding during each period. Diluted EPS assumes the conversion of preferred stock to common stock and the exercise of all stock options having exercise prices less than the average market price of the common stock using the treasury stock method. The Company's preferred stock is convertible into 27,500,000 shares of common stock. As all of the convertible securities were anti-dilutive at March 31, 2002, basic EPS is equal to diluted EPS.

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

     On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." The Statements will change the accounting for business combinations and goodwill in two significant ways. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded

                     VAALCO ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (Unaudited)


     in past business combinations, will cease upon adoption of that statement, which for the Company was January 1, 2002. The adoption of these statements did not have a material effect on the Company's financial position, results of operations or cash flows.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived assets. As required by SFAS No. 143, the Company will adopt this new accounting standard on January 1, 2003. The Company is currently evaluating the effects of adopting this pronouncement.

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement establishes a single accounting model for the impairment or disposal of long-lived assets. As required by SFAS No. 144, the Company adopted this new standard on January 1, 2001. The adoption of this statement did not have a material effect on the Company's financial position, results of operation or cash flows.

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

Undeveloped acreage. At March 31, 2002, the Company had undeveloped acreage on its balance sheet totaling $459,000, representing costs that are not being amortized pending evaluation of the respective leasehold for future development. Unproved properties are assessed quarterly for impairment in value, with any impairment charged to expense.

CAPITAL RESOURCES AND LIQUIDITY

Historically, the Company's primary source of capital resources has been from cash flows from operations, private sales of equity, borrowings and purchase money debt. In 2002 and 2001, the Company's primary uses of capital have been to fund its exploration operations.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company produces oil from the Matinloc and Nido fields in the South China Sea, the Philippines. During the year ended December 31, 2001, total production from the fields was approximately 308,000 gross barrels (69,000 barrels net) of oil. First quarter 2002 production from the fields was 66,000 gross barrels (14,000 net barrels) of oil. Substantially all of the Company's crude oil and natural gas is sold at the well head at posted or index prices under short-term contracts, as is customary in the industry. The Company markets its share of crude oil under agreements with Seaoil and Caltex, both local Philippines refiners. While the loss of these buyers might have a material effect on the Company in the near term, management believes that the Company would be able to obtain other customers for its crude oil.

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

During 2002, the Company anticipates that it will make capital expenditures on oil and gas properties of approximately $12.4 million, all in Gabon. The Company has entered into a line of credit for its subsidiary VAALCO Gabon (Etame), Inc. in the amount of $10.0 million with the IFC to partially fund its share of the development project, which loan agreement was signed on April 19, 2002. Prior to Project Completion, the IFC loan is to be guaranteed by the Company and cash collateralized with proceeds from a loan from the 1818 Fund. Project Completion requires gross project production of 14,250 BOPD and gross proved reserves of
16.5 million barrels and compliance with financial covenants and other conditions, which may not be achieved. The IFC requires Project Completion to occur prior to March 31, 2003.

The 1818 Fund loan is in the form of a $10 million subordinated note secured by a second lien on certain collateral with respect to the Company's investment in VAALCO Gabon (Etame), Inc. including the $10 million cash collateral to support the Company's guarantee of the IFC loan. The interest rate on the loan is 10%. In conjunction with receiving the 1818 Fund loan, the Company will issue 15 million warrants at a price of $0.50 per share, 7.5 million of, which the Company will receive back if Project Completion occurs on the Etame Block. The Company has

                     VAALCO ENERGY, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


formed an independent committee of the Board of Directors, which has received a fairness opinion with regards to the terms of the 1818 Fund loan. Neither loan has been drawn upon as of the date of this filing. The Company believes the cash on hand at March 31, 2002 coupled with the loan from the IFC will be sufficient to fund the Company's capital budget through 2002.


RESULTS OF OPERATIONS

Three months ended March 31, 2002 compared to three months ended March 31, 2001

Revenues

Total revenues were $144 thousand for the three moths ended March 31, 2002 compared to $532 thousand for the comparable period in 2001. The 2001 revenues included a $215 thousand gain on asset sales. Oil prices were also significantly higher in 2001 than in 2002.

Operating Costs and Expenses

Total production expenses for the three months ended March 31, 2002 were $95 thousand compared to $93 thousand in 2001. Depreciation, depletion and amortization was $5 thousand compared to $3 thousand in 2001. General and administrative expenses for the three months ended 2002 and 2001 were $533 thousand and $251 thousand. Increased insurance costs ($146 thousand) and consultant fees ($91 thousand) in 2002 accounted for the increase in general and administrative costs.

Other Income (Expense)

Interest income of $9 thousand was received from amounts on deposit in 2002 compared to $138 thousand in the quarter ended March 31, 2001. The decrease can be attributed to smaller balances on deposit in 2002 when compared to 2001 and lower interest rates in 2001. With the termination of the Paramount Joint Venture in June 2001, there was no equity gain or loss for unconsolidated entities in the first quarter of 2002, compared to an equity loss in unconsolidated entities in the quarter ended March 31, 2001 of $433 thousand.

Income Taxes

Income taxes of $2 thousand and $15 thousand for the quarters ending March 31, 2002 and 2001 respectively were associated with activity in the Philippines.

Net Loss

Net loss attributable to common stockholders for the three months ended March 31, 2002 was $484 thousand, compared to a net loss attributable to common stockholders of $127 thousand for the same period in 2001. The increased net loss in 2002 was primarily due lower crude oil prices and higher general administrative costs associated with insurance and consultant fees.

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

VAALCO ENERGY, INC.
(Registrant)



 By    /s/ W. RUSSELL SCHEIRMAN
       ---------------------------------------
       W. Russell Scheirman, President,
       Chief Financial Officer and Director
       (on behalf of the Registrant and as the
       principal financial officer)


Dated May 10, 2002