Form 10QSB
period 2002-06-30
VAALCO ENERGY INC /DE/
filed 2002-08-19
CIK 894627

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ________________________
                                   FORM 10-QSB

(Mark One)
      [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

      [_]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         Commission file number 0-20928

                            ________________________
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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No__.
                                                                      ---

         As of August 14, 2002 there were outstanding 20,761,869 shares of Common Stock, $.10 par value per share, of the registrant. In addition, as of August 14, 2002 there were outstanding 10,000 shares of Preferred Stock convertible into 27,500,000 shares of Common Stock.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES

                                Table of Contents

PART I.   FINANCIAL INFORMATION
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets (Unaudited)
   June 30, 2002 and December 31, 2001 ...................................  3
Statements of Consolidated Operations (Unaudited)
   Three months and six months ended June 30, 2002 and 2001 ..............  4
Statements of Consolidated Cash Flows (Unaudited)
   Six months ended June 30, 2002 and 2001 ...............................  5
Notes to Consolidated Financial Statements ...............................  6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS ...................................  9

PART II.  OTHER INFORMATION .............................................. 15

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
               (in thousands of dollars, except par value amounts)

                                                                                         June 30,              December 31,
                                                                                           2002                    2001
                                                                                       -------------          -------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                            $       7,057          $      9,804
  Funds in escrow                                                                              6,203                    38
  Receivables:
    Trade                                                                                        204                   179
    Other                                                                                        146                   255
  Materials and supplies, net of allowance for inventory obsolescence of $5                      728                   324
  Prepaid expenses and other                                                                     142                    34
                                                                                       -------------          ------------
    Total current assets                                                                      14,480                10,634
                                                                                       -------------          ------------

PROPERTY AND EQUIPMENT-SUCCESSFUL EFFORTS METHOD
  Wells, platforms and other production facilities                                             2,751                 2,648
  Undeveloped acreage                                                                            515                   459
  Work in progress                                                                            14,904                 6,692
  Equipment and other                                                                            110                    98
                                                                                       -------------          ------------
                                                                                              18,280                 9,897
Accumulated depreciation, depletion and amortization                                          (2,133)               (2,026)
                                                                                       -------------          ------------
    Net property and equipment                                                                16,147                 7,871
                                                                                       -------------          ------------
OTHER ASSETS:
    Deferred tax asset                                                                           392                   393
    Other long-term assets                                                                        42                    50
                                                                                       -------------          ------------
TOTAL                                                                                  $      31,061          $     18,948
                                                                                       =============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                                             $       8,860          $      1,173
  Accounts with partners                                                                       9,300                 4,323
  Income taxes payable                                                                             2                    30
                                                                                       -------------          ------------
    Total current liabilities                                                                 18,162                 5,526
                                                                                       -------------          ------------
MINORITY INTEREST                                                                                 13                    13

FUTURE ABANDONMENT COSTS                                                                       3,294                 3,294
                                                                                       -------------          ------------
  Total liabilities                                                                           21,469                 8,833
                                                                                       -------------          ------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $25 par value, 500,000 shares authorized;
   10,000 shares issued and outstanding in 2002 and 2001                                         250                   250
  Common stock, $.10 par value, 100,000,000 authorized shares 20,767,264 and
   20,749,964 shares issued in 2002 and 2001
   of which 5,395 are in the treasury                                                          2,077                 2,075
  Additional paid-in capital                                                                  43,114                41,215
  Subscription receivable                                                                     (1,896)                   --
  Accumulated deficit                                                                        (33,941)              (33,413)
  Less treasury stock, at cost                                                                   (12)                  (12)
                                                                                       -------------          ------------
    Total stockholders' equity                                                                 9,592                10,115
                                                                                       -------------          ------------
TOTAL                                                                                  $      31,061          $     18,948
                                                                                       =============          ============

                 See notes to consolidated financial statements.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                   (Unaudited)
               (in thousands of dollars, except per share amounts)


                                                     Three Months Ended June 30,            Six Months Ended June 30,
                                                  ---------------------------------      -------------------------------
                                                       2002                2001               2002              2001
                                                  --------------      -------------      -------------     -------------
REVENUES:
  Oil and gas sales                                 $   328             $   517           $   472            $    834
  Gain on sale of assets                                 --                  --                --                 215
                                                  --------------      -------------      -------------     -------------
    Total revenues                                      328                 517               472               1,049
                                                  --------------      -------------      -------------     -------------

OPERATING COSTS AND EXPENSES:
  Production expenses                                   125                 216               220                 309
  Exploration expense                                     9                  --                 9                  --
  Depreciation, depletion and amortization              102                  49               107                  52
  General and administrative expenses                   165                 537               698                 788
                                                  --------------      -------------      -------------     -------------
    Total operating costs and expenses                  401                 802             1,034               1,149
                                                  --------------      -------------      -------------     -------------

OPERATING LOSS                                          (73)               (285)             (562)               (100)

OTHER INCOME (EXPENSE):
  Interest income                                        36                  84                45                 222
  Equity loss in unconsolidated entities                 --                 (12)               --                (445)
  Other, net                                             (7)                 --                (9)                 (2)
                                                  --------------      -------------      -------------     -------------
    Total other income (expense)                         29                  72                36                (225)
                                                  --------------      -------------      -------------     -------------

LOSS BEFORE TAXES                                       (44)               (213)             (526)               (325)


Income tax expense                                       --                   2                 2                  17
                                                  --------------      -------------      -------------     -------------

NET LOSS ATTRIBUTABLE TO
COMMON SHAREHOLDERS                                 $   (44)            $  (215)          $  (528)           $   (342)
                                                  ==============      =============      =============     =============

LOSS PER COMMON SHARE:
  BASIC AND DILUTED                                 $ (0.00)            $ (0.01)          $ (0.03)           $  (0.02)
                                                  ==============      =============      =============     =============

WEIGHTED AVERAGE COMMON SHARES:
  BASIC AND DILUTED                                  20,746              20,745            20,746              20,745
                                                  ==============      =============      =============     =============

                 See notes to consolidated financial statements.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)
                            (in thousands of dollars)

                                                          Six Months Ended June 30,
                                                    --------------------------------------
                                                         2002                   2001
                                                    ---------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $   (528)               $   (342)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation, depletion and amortization                107                      52
    Equity loss in unconsolidated entities                   --                     445
    Exploration expense                                       9                      --
    Gain on sale of assets                                   --                    (215)
  Change in assets and liabilities that provided
    (used) cash:
    Funds in escrow                                      (6,165)                    715
    Trade receivables                                       (25)                    (69)
    Accounts with partners                                4,977                     410
    Other receivables                                       109                      19
    Materials and supplies                                 (404)                     (2)
    Prepaid expenses and other                             (108)                    (90)
    Accounts payable and accrued liabilities              7,687                   2,325
    Income taxes payable                                    (29)                     (8)
                                                       --------                --------
      Net cash provided by operating activities           5,630                   3,240
                                                       --------                --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Disposals of property and equipment                                             1,023
  Exploration expense                                        (9)                     --
  Additions to property and equipment                    (8,383)                 (5,056)
  Investment in unconsolidated entities                                             169
  Other                                                      10                       3
                                                       --------                --------
      Net cash used in investing activities              (8,382)                 (3,861)
                                                       --------                --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                      5                      --
                                                       --------                --------
      Net cash provided by financing activities               5                      --

NET CHANGE IN CASH AND CASH EQUIVALENTS                  (2,147)                   (621)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          9,804                  12,440
                                                       --------                --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $  7,057                $ 11,819
                                                       ========                ========

Cash Income Taxes Paid                                 $     --                $     21
                                                       ========                ========

                 See notes to consolidated financial statements.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                  (Unaudited)

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

     The budget for the field development is $50.2 million dollars ($15.2 million net to the Company) to complete and gravel pack three existing wells with subsea wellheads, and to lay flowlines to connect the wells to a
     1.1 million barrel floating production storage and offloading tanker ("FPSO"). Major contracts for the FPSO, wellheads, flowlines, and the drilling rig have been awarded and entered into to perform the project. A semi-submersible drilling rig is currently on location having completed two of the three wells. The rig is currently completing the third well for the project. At the date of this filing, the flowline installation vessel was on location installing the flowlines from the wells to the location where the FPSO will be moored. The FPSO had completed retrofitting in Singapore and was under sail to the project area, with an anticipated arrival date on location of August 29, 2002. Barring any unforeseen delays the project is expected to come online during September 2002.

     To fund its share of the development project, the Company has entered into a line of credit for $10.0 million with the International Finance Corporation ("IFC"), a subsidiary of the World Bank. The loan agreement was signed on April 19, 2002. The first draw of $7.0 million was

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                  (Unaudited)

     made in early July. The balance of the loan is expected to be funded prior to project startup. Prior to project completion date, the IFC loan is guaranteed by the Company via cash received from a loan from the 1818 Fund II, L.P. (the "1818 Fund"). At June 30, 2002, the Company had $6.2 million of funds in escrow to secure letters of credit associated with the Gabon development project.

     The 1818 Fund loan will be in the form of a $10 million subordinated note secured by a second lien on certain collateral with respect to the Company's investment in VAALCO Gabon (Etame), Inc. including the $10 million cash collateral to support the Company's guarantee of the IFC loan. The interest rate on the loan is 10%. In conjunction with receiving the 1818 Fund loan, the Company issued on June 10, 2002 15 million warrants which will entitle the holder to purchase one share of the Company's Common Stock at a price of $0.50 per share, 7.5 million of which will be cancelled if project completion occurs on the Etame Block. Management has allocated $1.896 million of the anticipated proceeds from the loan to the warrants, which has been accounted for in the equity section of the balance sheet as additional paid-in capital with a corresponding offset in Subscriptions Receivable. The allocation is based on the relative fair values of the loan and warrants. The valuation of the warrants is based on a Black Sholes model valuation of the warrants, adjusted for liquidity issues associated with any potential sale of such large volume of shares. The Company has formed an independent committee of the Board of Directors, which has received a fairness opinion with regards to the terms of the 1818 Fund loan. The Company drew $7.0 million under both the IFC loan facility and the 1818 Loan facility in July 2002.

3.   EARNINGS PER SHARE

     The weighted average common shares outstanding represent those of historical VAALCO for the applicable periods.

     The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 - "Earnings per Share," which establishes the requirements for presenting earnings per share ("EPS"). SFAS No. 128 requires the presentation of "basic" and "diluted" EPS on the face of the income statement. Basic EPS is calculated using the average number of common shares outstanding during each period. Diluted EPS assumes the conversion of preferred stock to common stock and the exercise of all stock options having exercise prices less than the average market price of the common stock using the treasury stock method. The Company's preferred stock is convertible into 27,500,000 shares of common stock. As all of the convertible securities were anti-dilutive at June 30, 2002, basic EPS is equal to diluted EPS.

4.   RECENT ACCOUNTING PRONOUNCEMENTS

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

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                  (Unaudited)

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

     In April 2002 the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards ("SFAS") No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that are similar to sale-leaseback transactions. The statement also amends other existing pronouncements. This statement is effective for fiscal years beginning after May 15, 2002. The impact of adopting this statement on the consolidated financial position or results of operations is not expected to be material.

     In June 2002 the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting and reporting for costs associated with exit and disposal activities and replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The impact of adopting this statement on the consolidated financial position or results of operations is not expected to be material.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                  (Unaudited)

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

The Company is participating in the development of the Etame Block, which the Company operates on behalf of a consortium of five companies offshore of the Republic of Gabon. The Company is administering a $50.2 million budget ($15.2 million net to the Company) to execute the development project. Substantially all of the Company's capital resources and personnel will be dedicated to the completion of the development project in 2002.

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

In accordance with accounting under successful efforts, the Company reviews proved oil and gas properties for indications of impairment whenever events or circumstances indicate that the carrying value of its oil and gas properties may not be recoverable. When it is determined that an oil and gas property's estimated future net cash flows will not be sufficient to recover its carrying amount, an impairment charge must be recorded to reduce the carrying amount of the asset to its estimated fair value. This may occur if a field discovers lower than anticipated reserves or if commodity prices fall below a level that significantly effects anticipated future cash flows on the field. The Company determines if an impairment has occurred through either identification of adverse changes or as a result of the annual review of all fields. For the year ended December 31, 2001, impairments of $567,145 were recognized. No impairments have been recognized in 2002.

Undeveloped Acreage.

At June 30, 2002, the Company had undeveloped acreage on its balance sheet totaling $515,000, representing costs that are not being amortized pending evaluation of the respective leasehold for future development. Unproved properties are assessed quarterly for impairment in value, with any impairment charged to expense.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

Historically, the Company's primary source of capital resources has been from cash flows from operations, private sales of equity, borrowings and purchase money debt. In 2002 and 2001, the Company's primary uses of capital have been to fund its exploration and development operations in Gabon.

The Company produces oil from the Matinloc and Nido fields in the South China Sea, the Philippines. During the year ended December 31, 2001, total production from the fields was approximately 308,000 gross barrels (69,000 barrels net) of oil. For the six months ended June 2002 production from the fields was 135,745 gross barrels (29,000 net barrels) of oil. Substantially all of the Company's crude oil and natural gas is sold at the well head at posted or index prices under short-term contracts, as is customary in the industry. The Company markets its share of crude oil under an agreement with Caltex, a local Philippines refiner. While the loss of this buyer might have a material effect on the Company in the near term, management believes that the Company would be able to obtain other customers for its crude oil.

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

During 2002, the Company anticipates that it will make capital expenditures on oil and gas properties of approximately $14.5 million, all in Gabon. The Company has entered into a line of credit for its subsidiary VAALCO Gabon (Etame), Inc. in the amount of $10.0 million with the IFC to partially fund its share of the development project, which loan agreement was signed on April 19, 2002. Prior to project completion, the IFC loan is to be guaranteed by the Company and cash collateralized with proceeds from a loan from the 1818 Fund. Project completion requires gross project production of 14,250 BOPD and gross proved reserves of
16.5 million barrels and compliance with financial covenants and other conditions, which may not be achieved. The IFC requires project completion to occur prior to March 31, 2003.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The 1818 Fund loan will be in the form of a $10 million subordinated note secured by a second lien on certain collateral with respect to the Company's investment in VAALCO Gabon (Etame), Inc. including the $10 million cash collateral to support the Company's guarantee of the IFC loan. The interest rate on the loan is 10%. In conjunction with receiving the 1818 Fund loan, the Company issued on June 10, 2002 15 million warrants which will entitle the holder to purchase one share of the Company's Common Stock at a price of $0.50 per share, 7.5 million of which will be cancelled if project completion occurs on the Etame Block. Management has allocated $1.896 million of the anticipated proceeds from the loan to the warrants, which has been accounted for in the equity section of the balance sheet as additional paid-in capital with a corresponding offset in Subscriptions Receivable. The allocation is based on the relative fair values of the loan and warrants. The valuation of the warrants is based on a Black Sholes model valuation of the warrants, adjusted for liquidity issues associated with any potential sale of such large volume of shares. The Company has formed an independent committee of the Board of Directors, which has received a fairness opinion with regards to the terms of the 1818 Fund loan. The Company drew $7.0 million under both the IFC loan facility and the 1818 Loan facility in July 2002.

RESULTS OF OPERATIONS

Three months ended June 30, 2002 compared to three months ended June 30, 2001

Revenues

     Total revenues were $328 thousand for the three months ended June 30, 2002 compared to $517 thousand for the comparable period in 2001. Higher crude oil and gas prices were realized in 2001.

Operating Costs and Expenses

Total production expenses for the three months ended June 30, 2002 were $125 thousand compared to $216 thousand during the same period in 2001. Exploration expense of $9 thousand for seismic reinterpretation was incurred in the Philippines during the three months ending June 30, 2002. Depreciation, depletion and amortization for the three months ending June 30, 2002 was $102 thousand compared to $49 thousand for the same period in 2001 due to higher depletion rates per barrel. General and administrative expenses for the three months ended June 30, 2002 and 2001 were $165 thousand and $537 thousand. Overhead reimbursements associated with the capital expenditure program in Gabon during 2002 accounted for the decrease in general and administrative costs.

Other Income (Expense)

Interest income of $36 thousand was received from amounts on deposit in 2002 compared to $84 thousand in the quarter ended June 30, 2001. The decrease can be attributed to smaller balances on deposit in 2002 when compared to 2001 and lower interest rates in 2002. With the termination of the Paramount Joint Venture in June 2001, there was no equity gain or loss for unconsolidated entities in the second quarter of 2002, compared to an equity loss in unconsolidated entities in the quarter ended June 30, 2001 of $12 thousand.

Income Taxes

Income tax of $2 thousand for the quarter ending June 30, 2001 was associated with activity in the Philippines. No taxes were due in quarter ending June 30, 2002.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net Loss

Net loss attributable to common stockholders for the three months ended June 30, 2002 was $44 thousand, compared to a net loss attributable to common stockholders of $215 thousand for the same period in 2001. The lower net loss in 2002 was primarily due to lower general administrative costs.

Six months ended June 30, 2002 compared to six months ended June 30, 2001

Revenues

Total revenues were $472 thousand for the six months ended June 30, 2002 compared to $1,049 thousand for the comparable period in 2001. Higher product prices, plus a gain on the resale of certain interests acquired in Gabon in 2001 contributed to the higher 2001 revenues.

Operating Costs and Expenses

Total production expenses for the six months ended June 30, 2002 were $220 thousand compared to $309 thousand for the same period in 2001. Expenditures in 2001 included additional activity at the Nido field. Exploration expense of $9 thousand for seismic reinterpretation was incurred in the Philippines during the six months ending June 30, 2002. Depreciation, depletion and amortization increased from $52 thousand in the six months ended June 30, 2001 to $107 thousand in the six months ended June 30, 2002 due to higher depletion rates per barrel oil equivalent from the Brazos County wells. General and administrative expenses for the six months ended 2002 and 2001 were $698 thousand and $788 thousand. The Company benefited from overhead reimbursements associated with capital expenditure programs in Gabon in both 2002 and 2001.

Other Income (Expense)

Interest income of $45 thousand was received from amounts on deposit in 2002 compared to $222 thousand in the six months ended June 30, 2001. The decrease can be attributed to smaller balances on deposit in 2002 when compared to 2001 and lower interest rates in 2002. The equity loss in unconsolidated entities in the six months ended June 30, 2001 was $445 thousand. The loss reported in the six months ended June 30, 2001 was associated with the Paramount joint venture and consisted of the write off of unsold prospect costs. The joint venture was terminated on June 30, 2001.

Income Taxes

The Company incurred $2 thousand in income tax expense associated with activity in the Philippines, in the six months ended June 30, 2002, compared to $17 thousand in 2001 due to greater taxable profits in 2001.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net Loss

Net loss attributable to common stockholders for the six months ended June 30, 2002 was $528 thousand, compared to a net loss attributable to common stockholders of $342 thousand for the same period in 2001. In 2001, the Company benefited from the gain on the resale of certain assets acquired in Gabon.

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

On June 10, 2002, the Company issued warrants to purchase 15 million shares of common stock at a price of $0.50 per share, 7.5 million of which the Company will receive back if project completion occurs on the Etame Block. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Resources and Liquidity." The warrants were issued in connection with a loan from the 1818 Fund, the proceeds of which are used to collateralize a loan with IFC. The warrants are exercisable for five years from the date of issuance. Half of the warrants issued are immediately exercisable, and warrants to purchase 7.5 million shares of common stock are not exercisable for two years from the date of issuance. The issuance of the warrants was exempt pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders held on June 6, 2002 the Common and Preferred Stockholders elected two Class I Directors and the Preferred Stockholders, voting as a class, elected one additional Class I Director to serve on the Company's Board of Directors. The stockholders also approved the appointment of Deloitte & Touche as auditors of the Company. The votes cast for each of the Class I directors proposed by the Company's definitive proxy statement on Schedule 14A, out of a total of 48,244,569 shares of Common Stock deemed to be outstanding and entitled to vote at the annual meeting, and 10,000 shares of Preferred Stock outstanding and entitled to vote at the annual meeting, were as follows:


              Directors Elected by
              Common and Preferred
                  Stockholders                 Votes Cast For        Votes Cast Against           Abstentions
                  ------------                 --------------        ------------------           -----------
              W. Russell Scheirman               44,470,419                 3,500                      0
                 Arne R. Nielsen                 44,470,419                 3,500                      0

              Directors Elected by
             Preferred Stockholders            Votes Cast For        Votes Cast Against           Abstentions
             ----------------------            --------------        ------------------           -----------
               Lawrence C. Tucker                  10,000                     0                        0


Regarding the proposal to approve the appointment of Deloitte & Touche as the Company's auditors, 44,473,919 votes were cast for the proposal, 0 votes were cast against the proposal and 0 votes abstained from voting.

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

         3.5 Designation of Convertible Preferred Stock, Series A (incorporated by reference to exhibit 4.1 to the Company's Report on Form 8-K filed with the Commission on May 6, 1998, File No. 000-20928)

     4.           Instruments Defining the Rights of Holders

         4.1 Warrant granted to 1818 Fund II, L.P. to purchase 7,500,000 shares, par value $.10, of common stock of the Company dated June 10, 2002.

         4.2 Warrant, subject to vesting requirements, granted to 1818 Fund II, L.P. to purchase 7,500,000 shares, par value $.10, of common stock of the Company dated June 10, 2002.

     10.          Material Agreements

         10.1 Loan Agreement between VAALCO Gabon (Etame), Inc. and International Finance Corporation dated April 19, 2002.

         10.2 Subordinated Credit Agreement dated as of June 10, 2002, between VAALCO Energy, Inc. and 1818 Fund II, L.P.

         10.3 Guarantee Agreement between VAALCO Energy, Inc. and International Finance Corporation dated May 28, 2002.

         10.4 Trustee and Paying Agent Agreement by and between VAALCO Gabon (Etame), Inc., J.P. Morgan Trustee and Depositary Company Limited and JPMorgan Chase Bank, London Branch, dated June 26, 2002.

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

August 19, 2002

                                  EXHIBIT INDEX

Exhibits

      4.          Articles of Incorporation and Bylaws

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

         3.5 Designation of Convertible Preferred Stock, Series A (incorporated by reference to exhibit 4.1 to the Company's Report on Form 8-K filed with the Commission on May 6, 1998, File No. 000-20928)

     4.           Instruments Defining the Rights of Holders

         4.1 Warrant granted to 1818 Fund II, L.P. to purchase 7,500,000 shares, par value $.10, of common stock of the Company dated June 10, 2002.
\
         4.2 Warrant, subject to vesting requirements, granted to 1818 Fund II, L.P. to purchase 7,500,000 shares, par value $.10, of common stock of the Company dated June 10, 2002.

     10.          Material Agreements

         10.1 Loan Agreement between VAALCO Gabon (Etame), Inc. and International Finance Corporation dated April 19, 2002.

         10.2 Subordinated Credit Agreement dated as of June 10, 2002, between VAALCO Energy, Inc. and 1818 Fund II, L.P.

         10.3 Guarantee Agreement between VAALCO Energy, Inc. and International Finance Corporation dated May 28, 2002.

         10.4 Trustee and Paying Agent Agreement by and between VAALCO Gabon (Etame), Inc., J.P. Morgan Trustee and Depositary Company Limited and JPMorgan Chase Bank, London Branch, dated June 26, 2002.