Form 10QSB
period 2002-09-30
VAALCO ENERGY INC /DE/
filed 2002-11-14
CIK 894627

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

                For the quarterly period ended September 30, 2002

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

            Transitional Small Business Disclosure Format (Check one)
                  Yes ___  No X
                             ---

     As of November 14, 2002 there were outstanding 20,836,350 shares of Common Stock, $.10 par value per share, of the registrant. In addition, as of November 14, 2002 there were outstanding 10,000 shares of Preferred Stock convertible into 27,500,000 shares of Common Stock.

--------------------------------------------------------------------------------

                      VAALCO ENERGY, INC. AND SUBSIDIARIES

                                Table of Contents

PART I.   FINANCIAL INFORMATION

CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets
   September 30, 2002 (Unaudited) and December 31, 2001 ...................................  3
Statements of Consolidated Operations (Unaudited)
   Three months and nine months ended September 30, 2002 and 2001 .........................  4
Statements of Consolidated Cash Flows (Unaudited)
   Nine months ended September 30, 2002 and 2001 ..........................................  5
Notes to Consolidated Financial Statements (Unaudited) ....................................  6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS .................................................... 10

CONTROLS AND PROCEDURES ................................................................... 17

PART II.  OTHER INFORMATION ............................................................... 18

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
               (in thousands of dollars, except par value amounts)

                                                                                    September 30,    December 31,
                                                                                        2002             2001
                                                                                   ---------------  --------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                           $  6,500         $   9,804
  Funds in escrow                                                                       10,038                38
  Receivables:
    Trade                                                                                  142               179
    Accounts with partners                                                               2,794                --
    Other                                                                                  212               255
  Crude oil inventory at cost                                                              600                --
  Materials, fuel and supplies, net of allowance for inventory obsolescence of $5          739               324
  Prepaid expenses and other                                                               196                34
                                                                                   ---------------  --------------
    Total current assets                                                                21,221            10,634
                                                                                   ---------------  --------------

PROPERTY AND EQUIPMENT-SUCCESSFUL EFFORTS METHOD
  Wells, platforms and other production facilities                                      24,762             2,648
  Undeveloped acreage                                                                      515               459
  Work in progress                                                                          --             6,692
  Equipment and other                                                                      129                98
                                                                                   ---------------  --------------
                                                                                        25,406             9,897
Accumulated depreciation, depletion and amortization                                    (2,177)           (2,026)
                                                                                   ---------------  --------------
    Net property and equipment                                                          23,229             7,871
                                                                                   ---------------  --------------

OTHER ASSETS:
    Deferred tax asset                                                                     392               393
    Other long-term assets                                                                 848                50
                                                                                   ---------------  --------------
TOTAL                                                                                 $ 45,690         $  18,948
                                                                                   ===============  ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                                            $ 13,300         $   1,173
  Accounts with partners                                                                    --             4,323
  Current portion of long term debt                                                      2,000                --
  Income taxes payable                                                                       2                30
                                                                                   ---------------  --------------
    Total current liabilities                                                           15,302             5,526
                                                                                   ---------------  --------------

LONG TERM DEBT                                                                          13,215                --

MINORITY INTEREST                                                                          340                13

FUTURE ABANDONMENT COSTS                                                                 3,294             3,294
                                                                                   ---------------  --------------
  Total liabilities                                                                     32,151             8,833
                                                                                   ---------------  --------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $25 par value, 500,000 shares authorized;
    10,000 shares issued and outstanding in 2002 and 2001                                  250               250
  Common stock, $.10 par value, 100,000,000 authorized shares 20,836,350 and
  20,749,964 shares issued in 2002 and 2001 of which 5,395 are in the treasury           2,084             2,075
  Additional paid-in capital                                                            46,412            41,215
  Subscription receivable                                                                 (569)               --
  Accumulated deficit                                                                  (34,626)          (33,413)
  Less treasury stock, at cost                                                             (12)              (12)
                                                                                   ---------------  --------------
    Total stockholders' equity                                                          13,539            10,115
                                                                                   ---------------  --------------
TOTAL                                                                                 $ 45,690         $  18,948
                                                                                   ==============   ==============

                 See notes to consolidated financial statements.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                   (Unaudited)
               (in thousands of dollars, except per share amounts)

                                                       Three Months Ended September 30,      Nine months Ended September 30,
                                                       --------------------------------      -------------------------------
                                                           2002                2001              2002                2001
                                                       -----------          -----------      -----------          ----------
REVENUES:
  Oil and gas sales                                    $       199          $       396      $       671          $    1,230
  Gain on sale of assets                                        --                   --               --                 215
                                                       -----------          -----------      -----------          ----------
    Total revenues                                             199                  396              671               1,445
                                                       -----------          -----------      -----------          ----------

OPERATING COSTS AND EXPENSES:
  Production expenses                                          136                  195              356                 504
  Exploration expense                                           48                   --               57                  --
  Depreciation, depletion and amortization                      40                   73              147                 125
  General and administrative expenses                          307                  494            1,005               1,282
                                                       -----------          -----------      -----------          ----------
    Total operating costs and expenses                         531                  762            1,565               1,911
                                                       -----------          -----------      -----------          ----------

OPERATING LOSS                                                (332)                (366)            (894)               (466)

OTHER INCOME (EXPENSE):
  Interest income                                               44                   28               89                 250
  Interest expense and financing charges                      (375)                  --             (375)                 --
  Equity loss in unconsolidated entities                        --                    2               --                (443)
  Other, net                                                   (22)                   4              (31)                  2
                                                       -----------          -----------      -----------          ----------
    Total other income (expense)                              (353)                  34             (317)               (191)
                                                       -----------          -----------      -----------          ----------

LOSS BEFORE TAXES                                             (685)                (332)          (1,211)               (657)

Income tax expense                                              --                   (1)               2                  16
                                                       -----------          -----------      -----------          ----------

NET LOSS ATTRIBUTABLE TO
COMMON SHAREHOLDERS                                    $      (685)         $      (331)     $    (1,213)         $     (673)
                                                       ===========          ===========      ===========          ==========

LOSS PER COMMON SHARE:
  BASIC AND DILUTED                                    $     (0.03)         $     (0.02)     $     (0.06)         $    (0.03)
                                                       ===========          ===========      ===========          ==========

WEIGHTED AVERAGE COMMON SHARES:
  BASIC AND DILUTED                                         20,788               20,745           20,760              20,745
                                                       ===========          ===========      ===========          ==========

                 See notes to consolidated financial statements.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)
                            (in thousands of dollars)

                                                                       Nine months Ended September 30,
                                                                    ------------------------------------
                                                                        2002                    2001
                                                                    -----------              -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                           $  (1,213)               $   (673)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
  Depreciation, depletion and amortization                                147                     125
  Equity loss in unconsolidated entities                                   --                     443
  Exploration expense                                                      57                      --
  Gain on sale of assets                                                   --                    (215)
 Change in assets and liabilities that provided (used) cash:
  Funds in Escrow                                                          --                     715
  Trade receivables                                                        37                      29
  Accounts with partners                                               (7,117)                    (63)
  Other receivables                                                        43                      31
  Crude oil inventory                                                    (600)                     --
  Materials, fuel and supplies                                           (415)                     (1)
  Prepaid expenses and other                                             (161)                   (114)
  Accounts payable and accrued liabilities                             12,127                      45
  Income taxes payable                                                    (28)                    (10)
                                                                    ---------                --------
    Net cash provided by operating activities                           2,877                     312
                                                                    ---------                --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Disposals of property and equipment                                      --                   1,023
  Exploration expense                                                     (57)                     --
  Additions to property and equipment                                 (15,509)                 (6,000)
  Funds in Escrow                                                     (10,000)                     --
  Investment in unconsolidated entities                                    --                     169
  Other                                                                  (467)                      4
                                                                    ---------                --------
    Net cash used in investing activities                             (26,033)                 (4,804)
                                                                    ---------                --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings                                             15,215                      --
  Proceeds from issuance of common stock in subsidiary                     --                      --
    and from the issuance of warrants                                   4,637                      --
                                                                    ---------                 -------
    Net cash provided by financing activities                          19,852                      --

NET CHANGE IN CASH AND CASH EQUIVALENTS                                (3,304)                 (4,492)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        9,804                  12,440
                                                                    ---------                 -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $   6,500                $  7,948
                                                                    =========                ========

Cash Income Taxes Paid                                              $      --                $     21
                                                                    =========                ========
Cash Interest Paid                                                  $      35                $     21
                                                                    =========                ========

                 See notes to consolidated financial statements.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (Unaudited)


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

2.   RECENT DEVELOPMENTS

     On September 8, 2002 the Company, as Operator of the Etame Field offshore Gabon, commenced production from the field at an average rate in excess of 14,000 BOPD.

     In the fourth quarter of 2001, the Company, as Operator, announced its intent to develop the Etame discovery located offshore of the Republic of Gabon. Based upon estimates by the Company's independent reserve engineers, the Company recorded 6.1 million barrels of proved undeveloped oil reserves at December 31, 2001 representing $23.1 million of net present value of future cash flows in conjunction with the plan to develop the field.

     The budget for the field development was $54.3 million dollars ($16.5 million net to the Company) to complete and gravel pack three existing wells with subsea wellheads, and to lay flowlines to connect the wells to a
     1.1 million barrel floating production storage and offloading tanker ("FPSO"). Major contracts for the FPSO, wellheads, flowlines, and the drilling rig were awarded and entered into to perform the project. A semi-submersible drilling rig completed the three wells. A flowline installation vessel installed six flowlines (two for each well) and three control umbilicals from the wells to the location where the FPSO was moored. The FPSO had completed retrofitting in Singapore and arrived on location on August 29, 2002 and was moored and ready to receive the flowlines on September 3, 2002. Flowline hookup was completed on September 7, 2002 and production commenced the next day.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                  (Unaudited)


     To fund its share of the development project, the Company entered into a line of credit for $10.0 million with the International Finance Corporation ("IFC"), a subsidiary of the World Bank. The loan agreement was signed on April 19, 2002. The first draw of $7.0 million was made in early July 2002. The balance of the loan was funded in early October 2002. Prior to project completion date, which is projected to occur 90 days after first oil production, the IFC loan is guaranteed by the Company via cash received from loans from the 1818 Fund II, L.P. (the "1818 Fund") and an investor.

     During the third quarter of 2002, the 1818 Fund loan was amended and raised from $10 million to $13 million in the form of a subordinated note secured by a second lien on certain collateral with respect to the Company's investment in VAALCO Gabon (Etame), Inc. including the $10 million cash collateral to support the Company's guarantee of the IFC loan. The interest rate on the loan is 10%. The $3 million increase in the loan was part of $6.0 million in additional financing obtained by the Company from an investor to help pay for its share of the development project and other planned exploration activities on the Etame Block. The Company established a new subsidiary, VAALCO International, Inc., which owns VAALCO Gabon (Etame), Inc., the subsidiary that owns the interest in the Gabon Production Sharing Contract. An investor agreed to provide $3.0 million of equity net of transaction costs and the $3.0 million additional loan mentioned above in return for a 9.99% stake in VAALCO International, Inc. VAALCO Energy, Inc will own the remaining 90.01% of the stock of VAALCO International Inc.

     In conjunction with receiving the 1818 Fund loan, the Company on June 10, 2002 issued 15 million warrants, each of which entitles the holder to purchase one share of the Company's Common Stock at a price of $0.50 per share, 7.5 million of which will be cancelled if project completion occurs on the Etame Block. In conjunction with the additional $3.0 million loan, the Company on August 30, 2002 issued 4.5 million warrants, each of which entitles the holder to purchase one share of the Company's Common Stock at a price of $0.50 per share, 2.25 million of which will be cancelled if project completion occurs on the Etame Block. Management has allocated $2.465 million of the anticipated proceeds from the $13 million loan to the warrants, which has been accounted for in the equity section of the balance sheet as additional paid in capital, with a corresponding offset to debt discount, which is being amortized to interest expense. The allocation is based on the relative fair values of the loan and the warrants. The valuation of the warrants is based upon a Black Scholes model, adjusted for liquidity issues associated with a potential sale of such a large volume of shares. The Company formed an independent committee of the Board of Directors, which received a fairness opinion with regards to the terms of the 1818 Fund loan.

     As of the date of this filing, $10.0 million of the 1818 Fund loan has been drawn, which has been placed in escrow to guarantee the IFC loan until project completion. If certain conditions are met, the Company could draw down the additional $3.0 million available under the 1818 Fund Loan. If the $3.0 million balance of the 1818 Fund loan is not drawn,

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                  (Unaudited)


     1818 Fund will return 4.5 million of its warrants on May 1, 2003. The Company is carrying a subscription receivable associated with the $3.0 million balance of the 1818 Fund loan which has not been drawn, which would be extinguished if the 4.5 million warrants are returned. At the present time, the Company does not anticipate drawing the remaining $3.0 million balance available under the 1818 Fund loan.

          Summary of Short and Long Term Debt as of September 30, 2002
                             (Thousands of dollars)

          IFC loan                                           7,000
          1818 Fund loan
                   1818 Fund                                 7,000
                   Investor                                  3,000
          Less debt discount for issuance of warrants
                   1818 Fund                                (1,307)
                   Investor                                 (  589)
          Amortization of debt discount                        111
                                                            ------
                        Total Short and Long Term Debt      15,215
                                                            ======
3.   EARNINGS PER SHARE

     The weighted average common shares outstanding represent those of VAALCO for the applicable periods.

     The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 - "Earnings per Share," which establishes the requirements for presenting earnings per share ("EPS"). SFAS No. 128 requires the presentation of "basic" and "diluted" EPS on the face of the income statement. Basic EPS is calculated using the average number of common shares outstanding during each period. Diluted EPS assumes the conversion of preferred stock to common stock and the exercise of all stock options having exercise prices less than the average market price of the common stock using the treasury stock method. The Company's preferred stock is convertible into 27,500,000 shares of common stock. As all of the convertible securities were anti-dilutive at September 30, 2002, basic EPS is equal to diluted EPS.

4.   RECENT ACCOUNTING PRONOUNCEMENTS

     On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." The Statements change the accounting for business combinations and goodwill in two significant ways. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                  (Unaudited)

     adoption of that statement, which for the Company was January 1, 2002. The adoption of these statements did not have a material effect on the Company's financial position, results of operations or cash flows.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived assets. As required by SFAS No. 143, the Company will adopt this new accounting standard on January 1, 2003. The Company is currently evaluating the effects of adopting this pronouncement.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement establishes a single accounting model for the impairment or disposal of long-lived assets. As required by SFAS No. 144, the Company adopted this new standard on January 1, 2001. The adoption of this statement did not have a material effect on the Company's financial position, results of operation or cash flows.

     In April 2002 the FASB issued Statement on SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that are similar to sale-leaseback transactions. The statement also amends other existing pronouncements. This statement is effective for fiscal years beginning after May 15, 2002. The impact of adopting this statement on the consolidated financial position or results of operations is not expected to be material.

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

The Company participated in the development of the Etame Block, which the Company operates on behalf of a consortium of five companies offshore of the Republic of Gabon. The Company administered a $54.3 million budget ($16.5 million net to the Company) to execute the development project. Substantially all of the Company's capital resources and personnel have been dedicated to the completion of the development project in 2002.

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

A substantial portion of the Company's oil production is located offshore of the Philippines. The Company produces into barges, which transport the oil to market. Due to weather and other factors, the Company's production is generally higher during the first and fourth quarters of the year.

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

Successful Efforts Method of Accounting for Oil and Gas Activities.

The Securities and Exchange Commission ("SEC") prescribes in Regulation S-X the financial accounting and reporting standards for companies engaged in oil and gas producing activities. Two methods are prescribed: the successful efforts method and the full cost method. Like many other oil and gas companies, VAALCO has chosen to follow the successful efforts method. Management believes that this method is preferable, as the Company has focused on exploration activities wherein there are risks associated with future success and as such earnings are best represented by attachment to the drilling operations of the Company.

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

In accordance with accounting under successful efforts, the Company reviews proved oil and gas properties for indications of impairment whenever events or circumstances indicate that the carrying value of its oil and gas properties may not be recoverable. When it is determined that an oil and gas property's estimated future net cash flows will not be sufficient to recover its carrying amount, an impairment charge must be recorded to reduce the carrying amount of the asset to its estimated fair value. This may occur if a field discovers lower than anticipated reserves or if commodity prices fall below a level that significantly affects anticipated future cash flows on the field. The Company determines if an impairment has occurred through either identification of adverse changes or as a result of the annual review of all fields. For the year ended December 31, 2001, impairments of $567,145 were recognized. No impairments have been recognized in 2002.

Undeveloped Acreage.

At September 30, 2002, the Company had undeveloped acreage on its balance sheet totaling $515,000, representing costs that are not being amortized pending evaluation of the respective leasehold for future development. Unproved properties are assessed quarterly for impairment in value, with any impairment charged to expense.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

Historically, the Company's primary sources of capital have been from cash flows from operations, private sales of equity, borrowings and purchase money debt. In 2002 and 2001, the Company's primary uses of capital have been to fund its exploration and development operations in Gabon.

The Company commenced production from the Etame field on September 8, 2002. Total production for the month of September was 289,000 gross barrels (74,000 net barrels) of oil. Oil is produced into a tanker and will be sold via ship-to-ship transfers. The crude oil will be sold under a contract with Shell Western Supply and Trading Limited ("Shell") with Shell taking title to the oil upon transfer of the oil to their loading tanker. The contract is denominated in U.S. dollars and will be based on the monthly average of Dated Brent adjusted for transportation costs. The first oil sale occurred in November 2002. The Company carries the costs of producing crude oil stored in the tanker as inventory until the oil is sold.

The Company produces oil from the Matinloc and Nido fields in the South China Sea, the Philippines. During the year ended December 31, 2001, total production from the fields was approximately 308,000 gross barrels (69,000 barrels net) of oil. For the nine months ended September 2002 production from the fields was 186,000 gross barrels (40,000 net barrels) of oil. The Company markets its share of crude oil under an agreement with Caltex, a local Philippines refiner.

Substantially all of the Company's crude oil and natural gas is sold at posted or index prices under short-term contracts, as is customary in the industry. While the loss of either Shell or Caltex as buyers might have a material effect on the Company in the near term, management believes that the Company would be able to obtain other customers for its crude oil.

Domestically, the Company produces from wells in Brazos County, Texas. Domestic production is sold under two contracts, one for oil and one for gas. The Company has access to several alternative buyers for oil and gas sales domestically.

The Company elected to terminate its joint venture with Paramount Petroleum, Inc., effective June 1, 2001. The joint venture focused on domestic onshore prospects in Mississippi, Alabama and Louisiana. In connection with the wind up of the joint venture, the Company received $169,000 in cash, a receivable for $47,000 representing its share of cash in the joint venture and $259,000 of undeveloped acreage representing its proportionate 93.75% working interest in all remaining prospects within the joint venture. Final completion of assignment documentation is ongoing. The Company has an interest in production from two small gas discoveries drilled by the joint venture.

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

During 2002, the Company anticipates that it will make capital expenditures on oil and gas properties of approximately $15.9 million, all in Gabon. The Company has entered into a line of credit for its subsidiary VAALCO Gabon (Etame), Inc. in the amount of $10.0 million with the IFC to partially fund its share of the development project, which loan agreement was signed on April 19, 2002. The first draw of $7.0 million was made in early July 2002. The balance of the loan was funded in early October 2002. Prior to project completion, the IFC loan is to be guaranteed by the Company and cash collateralized with proceeds from a loan from the 1818 Fund. Project completion requires gross project production of 14,250 BOPD and gross proved reserves of 16.5 million barrels and compliance with financial covenants and other conditions, which may not be achieved. The IFC requires project completion to occur prior to March 31, 2003.

During the third quarter of 2002, the 1818 Fund loan was amended and raised from $10 million to $13 million in the form subordinated note secured by a second lien on certain collateral with respect to the Company's investment in VAALCO Gabon (Etame), Inc. including the $10 million cash collateral to support the Company's guarantee of the IFC loan. The interest rate on the loan is 10%. The $3 million increase in the loan was part of $6.0 million in additional financing obtained by the Company from an investor to help pay for its share of the development project and other planned exploration activities on the Etame Block. The Company established a new subsidiary VAALCO International, Inc., which owns VAALCO Gabon (Etame), Inc., the subsidiary that owns the interest in the Gabon Production Sharing Contract. An investor agreed to provide $3.0 million of equity net of transaction costs and the $3.0 million additional loan mentioned above in return for a 9.99% stake in VAALCO International, Inc. VAALCO Energy, Inc will own the remaining 90.01% of the stock of VAALCO International, Inc.

In conjunction with receiving the 1818 Fund loan, the Company on June 10, 2002 issued 15 million warrants, each of which entitles the holder to purchase one share of the Company's Common Stock at a price of $0.50 per share, 7.5 million of which will be cancelled if project completion occurs on the Etame Block. In conjunction with the additional $3.0 million loan, the Company on August 30, 2002 issued 4.5 million warrants, each of which entitles the holder to purchase one share of the Company's Common Stock at a price of $0.50 per share, 2.25 million of which will be cancelled if project completion occurs on the Etame Block. Management has allocated $2.465 million of the anticipated proceeds from the $13 million loan to the warrants, which has been accounted for in the equity section of the balance sheet as additional paid in capital, with a corresponding offset to debt discount, which is being amortized to interest expense. The allocation is based on the relative fair values of the loan and the warrants. The valuation of the warrants is based upon a Black Scholes model, adjusted for liquidity issues associated with a potential sale of such a large volume of shares. The Company

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

formed an independent committee of the Board of Directors, which received a fairness opinion with regards to the terms of the 1818 Fund loan.

As of the date of this filing, $10.0 million of the 1818 Fund loan has been drawn, which has been placed in escrow to guarantee the IFC loan until project completion. If certain conditions are met, the Company could draw down the additional $3.0 million available under the 1818 Fund loan. If the $3.0 million balance of the 1818 Fund loan is not drawn, 1818 Fund will return 4.5 million of its warrants on May 1, 2003. The Company is carrying a subscription receivable associated with the $3.0 million balance of the 1818 Fund loan which has not been drawn, which would be extinguished if the 4.5 million warrants are returned. At the present time, the Company does not anticipate drawing the remaining $3.0 million balance available under the 1818 Fund loan.

          Summary of Short and Long Term Debt as of September 30, 2002
                             (Thousands of dollars)

             IFC loan                                                 7,000
             1818 Fund loan
                    1818 Fund                                         7,000
                    Investor                                          3,000
             Less debt discount for issuance of warrants
                    1818 Fund                                        (1,307)
                    Investor                                           (589)
             Amortization of debt discount                              111
                                                                     ------
                         Total Short and Long Term Debt              15,215
                                                                     ======



RESULTS OF OPERATIONS

Three months ended September 30, 2002 compared to three months ended September 30, 2001

Revenues

Total revenues were $199 thousand for the three months ended September 30, 2002 compared to $396 thousand for the comparable period in 2001. Lower volumes produced in the Philippines caused the decline in revenues.

Operating Costs and Expenses

Total production expenses for the three months ended September 30, 2002 were $136 thousand compared to $195 thousand during the same period in 2001. Exploration expense of $48 thousand for seismic exploration activities in Gabon was incurred during the three months ending September 30, 2002. Depreciation, depletion and amortization for the three months ending September 30, 2002 was $40 thousand compared to $73 thousand for the same period in 2001 due to lower volumes producing in Texas during 2002. General and administrative expenses for the three months ended September 30, 2002 and 2001 were $307 thousand and

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

$494 thousand, respectively. Overhead cost reimbursements associated with the development project in Gabon during 2002 accounted for the decrease in general and administrative costs.

Other Income (Expense)

Interest income of $44 thousand was received from amounts on deposit in 2002 compared to $28 thousand in the quarter ended September 30, 2001. The increase is attributed to higher balances on deposit in 2002 as compared to 2001. Interest expense and financing charges in the quarter ended September 30, 2002 were $375 thousand consisting of $198 thousand in interest expense and $177 thousand of amortization of financing costs associated with the IFC and 1818 Fund loans. With the termination of the Paramount Joint Venture in June 2001, there was no equity gain or loss for unconsolidated entities in the second quarter of 2002, compared to an equity gain in unconsolidated entities in the quarter ended September 30, 2001 of $2 thousand.

Income Taxes

An income tax reduction of $1 thousand for the quarter ending September 30, 2001 was associated with activity in the Philippines. No taxes were due in the quarter ending September 30, 2002.

Net Loss

Net loss attributable to common stockholders for the three months ended September 30, 2002 was $685 thousand, compared to a net loss attributable to common stockholders of $331 thousand for the same period in 2001. The higher net loss in 2002 was primarily due to lower revenues from production, interest expense and financing charges.

Nine months ended September 30, 2002 compared to nine months ended September 30, 2001

Revenues

Total revenues were $671 thousand for the nine months ended September 30, 2002 compared to $1,445 thousand for the comparable period in 2001. Higher production rates plus a gain on the resale of certain interests acquired in Gabon in 2001 contributed to the higher 2001 revenues.

Operating Costs and Expenses

Total production expenses for the nine months ended September 30, 2002 were $356 thousand compared to $504 thousand for the same period in 2001. Expenditures in 2001 included additional activity at the Nido field. Exploration expense of $57 thousand was incurred for exploration activities in Gabon and for seismic reinterpretation in the Philippines during the nine months ending September 30, 2002. Depreciation, depletion and amortization increased from $125 thousand in the nine months ended September 30, 2001 to $147 thousand in the nine months ended September 30, 2002 due to higher depletion rates per barrel oil equivalent from

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the Brazos County wells. General and administrative expenses for the nine months ended 2002 and 2001 were $1,005 thousand and $1,282 thousand, respectively. The Company benefited from overhead reimbursements associated with capital expenditure programs in Gabon in both 2002 and 2001.

Other Income (Expense)

Interest income of $89 thousand was received from amounts on deposit in 2002 compared to $250 thousand in the nine months ended September 30, 2001. The decrease is attributed to smaller average balances on deposit in 2002 when compared to 2001 and lower interest rates in 2002. Interest expense and financing charges in the nine months ended September 30, 2002 were $375 thousand consisting of $198 thousand in interest expense and $177 thousand of amortization of financing costs associated with the IFC and 1818 Fund loans. The equity loss in unconsolidated entities in the nine months ended September 30, 2001 was $443 thousand. The loss reported in the nine months ended September 30, 2001 was associated with the Paramount joint venture and consisted of the write off of unsold prospect costs. The joint venture was terminated on September 30, 2001.

Income Taxes

The Company incurred $2 thousand in income tax expense associated with activity in the Philippines, in the nine months ended September 30, 2002, compared to $16 thousand in 2001 due to greater taxable profits in the Philippines in 2001.

Net Loss

Net loss attributable to common stockholders for the nine months ended September 30, 2002 was $1,213 thousand, compared to a net loss attributable to common stockholders of $673 thousand for the same period in 2001. Lower production rates in 2002 contributed to lower revenues for the nine months ending September 30, 2002 as compared to the comparable period in 2001. Interest expense and financing charges commenced in the third quarter of 2002 on the IFC and 1818 Fund loans. Also in 2001, the Company benefited from the gain on the resale of certain assets acquired in Gabon.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3. CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

     (b) Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES.

On August 23, 2002, the Company issued warrants to purchase 4.5 million shares of common stock at a price of $0.50 per share, 2.25 million of which the Company will receive back if project completion occurs on the Etame Block. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Resources and Liquidity." The warrants were issued in connection with a loan from an investor, the proceeds of which have been used to collateralize a loan with IFC. The warrants are exercisable for five years from the date of issuance. Half of the warrants issued are immediately exercisable, and warrants to purchase 2.25 million shares of common stock are not exercisable for two years from the date of issuance. The issuance of the warrants was exempt pursuant to Section 4(2) of the Securities Act of 1933.

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

    4. Instruments Defining the Rights of Security Holders

       4.1 Warrant granted to Nissho Iwai Corporation to purchase 2,250,000 shares, par value $.10, of common stock of the Company dated August 23, 2002.

         4.2 Warrant, subject to vesting requirements, granted to Nissho Iwai Corporation to purchase 2,250,000 shares, par value $.10, of common stock of the Company dated August 23, 2002.

     10. Material Agreements

         10.1 Stock Purchase Agreement dated as of August 23, 2002, by and between the Company, VAALCO International, Inc. and Nissho Iwai Corporation.

         10.2 Stockholders' Agreement dated August 23, 2002, by and among the Company, VAALCO International, Inc. and Nissho Iwai Corporation.

         10.3 Subscription Agreement between the Company and VAALCO International, Inc. dated August 23, 2002.

         10.4 Amended and Restated Registration Rights Agreement by and among the Company, Nissho Iwai Corporation and The 1818 Fund II, L.P. dated as of August 23, 2002.

         10.5 Amended and Restated Subordinated Credit Agreement by and between the Company and The 1818 Fund II, L.P. dated as of August 23, 2002.

         10.6 Second Amendment to Loan Agreement between VAALCO Gabon (Etame), Inc. and International Finance Corporation dated August 23, 2002.

     99. Additional exhibits

         99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

         99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

(b)      Reports on Form 8-K.

         Current report on Form 8-K dated August 19, 2002 reporting Item 9 Regulation FD Disclosure attaching certifications of the Company's Chief Executive Officer and Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002, filed August 19, 2002.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VAALCO ENERGY, INC.
(Registrant)




 By      /s/ W. RUSSELL SCHEIRMAN
         -----------------------------------------
         W. Russell Scheirman, President,
         Chief Financial Officer and Director
         (on behalf of the Registrant and as the
         principal financial officer)

November 14, 2002

                                 CERTIFICATIONS

I, Robert L. Gerry, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of VAALCO Energy, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Day: November 14, 2002

By: /s/ Robert L. Gerry
    -------------------
Robert L. Gerry, Chief Executive Officer
(principal executive officer)

                                 CERTIFICATIONS

I, W. Russell Scheirman, certify that:

       1. I have reviewed this quarterly report on Form 10-QSB of VAALCO Energy, Inc.;

       2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

       3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

       4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

       5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

       6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Day: November 14, 2002

By: /s/ W. Russell Scheirman
    ------------------------
W. Russell Scheirman, President and Chief Financial Officer
(principal financial officer)

                                  EXHIBIT INDEX

Exhibits

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

4.    Instruments Defining the Rights of Security Holders

      4.1 Warrant granted to Nissho Iwai Corporation to purchase 2,250,000 shares, par value $.10, of common stock of the Company dated August 23, 2002.

      4.2 Warrant, subject to vesting requirements, granted to Nissho Iwai Corporation to purchase 2,250,000 shares, par value $.10, of common stock of the Company dated August 23, 2002.

10.   Material Agreements

      10.1 Stock Purchase Agreement dated as of August 23, 2002, by and among the Company, VAALCO International, Inc. and Nissho Iwai Corporation.

      10.2 Stockholders' Agreement dated August 23, 2002, by and among the Company, VAALCO International, Inc. and Nissho Iwai Corporation.

      10.3 Subscription Agreement between the Company and VAALCO International, Inc. dated August 23, 2002.

      10.4 Amended and Restated Registration Rights Agreement by and among the Company, Nissho Iwai Corporation and The 1818 Fund II, L.P. dated as of August 23, 2002.

      10.5 Amended and Restated Subordinated Credit Agreement by and between the Company and The 1818 Fund II, L.P. dated as of August 23, 2002.

      10.6 Second Amendment to Loan Agreement between VAALCO Gabon (Etame), Inc. and International Finance Corporation dated August 23, 2002.

99.   Additional exhibits

      99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

      99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.