Form 10KSB
period 2002-12-31
VAALCO ENERGY INC /DE/
filed 2003-03-31
CIK 894627

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                  FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended December 31, 2002

                                      OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

              For the transition period from          to

                        Commission file number 0-20928

                              VAALCO Energy, Inc.
                (Name of small business issuer in its charter)

                     Delaware
                  (State or other
                  jurisdiction of              76-0274813
                 incorporation or           (I.R.S. Employer
                   organization)           Identification No.)

                4600 Post Oak Place
                     Suite 309
                  Houston, Texas
               (Address of principal              77027
                executive offices)             (Zip Code)

                   Issuer's telephone number: (713) 623-0801

        Securities registered under Section 12(b) of the Exchange Act:

              Title of each class on
                 which registered         Name of each exchange
              ----------------------      ---------------------
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

   The registrant's revenues for the fiscal year ended December 31, 2002 were $9,991,992.15.

   The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates, as of March 26, 2002 was $13,595,868.

   As of March 26, 2003, there were outstanding 21,216,649 shares of Common Stock, $.10 par value per share, of the registrant. In addition, as of such date there were outstanding 10,000 shares of Preferred Stock convertible into 27,500,000 shares of Common Stock.

   Documents incorporated by reference: Definitive proxy statement of VAALCO Energy, Inc. relating to the Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year covered by this Form, which is incorporated into Part III of this 10-KSB.

   Transitional Small Business Disclosure Format: Yes [_]  No [X].

================================================================================

                              VAALCO ENERGY, INC.

                               TABLE OF CONTENTS

                                                PART I
Item 1.  Business...................................................................................  1
Item 2.  Properties................................................................................. 11
Item 3.  Legal Proceedings.......................................................................... 16
Item 4.  Submission of Matters to a Vote of Security Holders........................................ 16

                                                PART II
Item 5.  Market for Common Equity and Related Stockholder Matters................................... 16
Item 6.  Management's Discussion and Analysis or Plan of Operations................................. 16
Item 7.  Financial Statements and Supplementary Data................................................ 22
Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure....... 43

                                               PART III
Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a)
         of the Exchange Act........................................................................ 44
Item 10. Executive Compensation..................................................................... 44
Item 11. Security Ownership of Certain Beneficial Owners and Management............................. 44
Item 12. Certain Relationships and Related Transactions............................................. 44
Item 13. Exhibits and Reports on Form 8-K........................................................... 45
Item 14. Controls and Procedures.................................................................... 47
         Glossary of Oil and Gas Terms.............................................................. 48

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

Recent Developments

   On September 8, 2002 the Company, as Operator of the Etame Field offshore Gabon, commenced production from the field at an average rate of approximately of 14,500 BOPD. The Company sold a total of 1.46 million gross barrels (302 thousand net barrels) during the fourth quarter of 2002. Production continues at rates between 14,500 and 15,000 barrels per day as of the date of this filing.

   The budget for the field development was $57.3 million dollars ($17.4 million net to the Company) to complete and gravel pack three existing wells with subsea wellheads, and to lay flowlines to connect the wells to a 1.1 million barrel floating production storage and offloading tanker ("FPSO"). Major contracts for the FPSO, wellheads, flowlines, and the drilling rig were awarded and entered into to perform the project. A semi-submersible drilling rig completed the three wells. A flowline installation vessel installed six flowlines (two for each well) and three control umbilicals from the wells to the location where the FPSO was moored. The FPSO had completed retrofitting in Singapore and arrived on location on August 29, 2002 and was moored and ready to receive the flowlines on September 3, 2002. Flowline hookup was completed on September 7, 2002 and production commenced the next day.

   To fund its share of the development costs, on April 19, 2002, the Company entered into a $10.0 million credit facility with the International Finance Corporation ("IFC"), a subsidiary of the World Bank. The credit facility required that the Company provide $10.0 million of cash collateral to secure borrowings under the facility until the "project completion date." The project completion date is generally defined as the date after which the field has produced at an average rate of 14,250 BOPD and the estimated net proved reserves attributable to the field is at least 16.5 million barrels of oil. The Company expects that the project completion date will occur on March 31, 2003, at which time the $10.0 million held as cash collateral will be returned to the Company. The Company borrowed the $10.0 million that it used as cash collateral from the 1818 Fund, which owns a majority of the Company's common stock on a fully diluted basis.

   In connection with the loan, the Company issued warrants to purchase 15.0 million shares of its common stock to the 1818 Fund (7.5 million of which will terminate if the loan is repaid on or before March 31, 2003). The loan agreement was subsequently amended to add an additional lender not related to the Company, and to increase the amount the Company was entitled to borrow under the facility to $13.0 million. After the other lender was added, the Company had borrowed $10.0 million under the loan, $7.0 million funded by the 1818 Fund and $3.0 million by the other lender. The Company issued the other lender warrants to purchase 4.5 million shares of common stock on the same terms as the warrants issued to the 1818 Fund (2.25 million of which will terminate if the loan is repaid on or before March 31, 2003). If the Company does not draw down any further funds under the facility, the 1818 Fund will be required to return an additional 2.25 million warrants at the time the facility is paid off. The Company does not intend to draw any further amounts under the facility.

   In addition, the Company sold 9.9% of the common stock of the Company's subsidiary that owns the Etame project to the lender for $3.3 million, which the Company used to finance a portion of the development costs of the field. The Company will use the $10 million cash collateral released from escrow for the IFC loan to repay the loan from the 1818 Fund. A more detailed description of the IFC credit facility, the loan from the 1818 Fund and the sale of stock of our Etame subsidiary is set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Resources and Liquidity."

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

Customers

   Substantially all of the Company's crude oil and natural gas is sold at the well head at posted or indexed prices under short-term contracts, as is customary in the industry. In Gabon, the Company sells crude oil under a contract with Shell Western Supply and Trading, Limited. In the Philippines, for the year ended December 31, 2002, two purchasers of the Company's crude oil accounted for essentially all of the Company's total crude oil sales. The Company marketed its crude oil share in the Philippines under an agreement with SeaOil Corporation, a local Philippines refiner ("SeaOil") and Caltex. Subsequently, the Company elected to no longer sell to SeaOil and now sells exclusively to Caltex. While the loss of these buyers might have a material effect on the Company in the near term, management believes that the Company would be able to obtain other customers for its crude oil. Domestic production is sold under two contracts, one for oil and one for gas. The Company has access to several alternative buyers for oil and gas sales domestically.

Employees

   As of December 31, 2002, the Company had 29 full-time employees, five of who were located in Gabon and 17 of whom were located in the Philippines. The Company also utilizes contractors to staff its international operations. The Company is not subject to any collective bargaining agreements and believes its relations with its employees are satisfactory.

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

   The Company's domestic operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. The Company's domestic operations could result in liability for personal injuries, property damage, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages, including natural resource damages. In addition, the Company could be liable for environmental damages caused by, among others, previous property owners or operators. As a result, substantial liabilities to third parties or governmental entities may be incurred; the payment of which could have a material adverse effect on the Company's financial condition, results of operations and liquidity. The Company maintains insurance coverage for its operations, including limited coverage for sudden environmental damages, but does not believe that insurance coverage for environmental damages that occur over time is available at a reasonable cost. Moreover, the Company does not believe that insurance coverage for the full potential liability that could be caused by sudden environmental damages is available at a reasonable cost. Accordingly, the Company may be subject to liability or may lose substantial portions of its properties in the event of certain environmental damages. The Company could incur substantial costs to comply with environmental laws and regulations.

   Substantial portions of the Company's producing properties are located offshore. The costs to abandon offshore wells may be substantial. For financial accounting purposes the Company will adopt Statement of Financial Accounting Standards 143--Accounting for Asset Retirement Obligations on January 1, 2003. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived assets. No assurances can be given that such reserves will be sufficient to cover such costs in the future as they are incurred.

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

  Substantial Capital Requirements

   The Company makes, and will continue to make, substantial capital expenditures for the acquisition, exploitation, development, exploration and production of oil and gas reserves. Historically, the Company has financed these expenditures primarily with cash flow from operations, debt, asset sales, and private sales of equity. During 2003, the Company will participate in the further exploration and development of the Etame Block offshore Gabon. The Company is the Operator for the Block and thus responsible for contracting on behalf of all the remaining parties participating in the project. The Company relies on the timely payment of cash calls by its partners to pay for the 69.65% share of the budget for which the partners are responsible. (See "Drilling Risks, Operating Hazards and Uninsured Risks").

   The Company has entered into a line of credit for its subsidiary VAALCO Gabon (Etame), Inc. in the amount of $10.0 million with the IFC to partially fund its share of the development project, which loan agreement was signed on April 19, 2002. The first draw of $7.0 million was made in early July 2002, and the balance of the loan was funded in early October 2002. Prior to project completion, the IFC loan is guaranteed by the Company and cash collateralized with $10.0 million in cash proceeds from a loan from the 1818 Fund.

Project completion requires gross project production of 14,250 BOPD and gross proved reserves of 16.5 million barrels and compliance with financial covenants and other conditions, which may not be achieved. The IFC requires project completion to occur prior to March 31, 2003.

   During the third quarter of 2002, the 1818 Fund loan was amended and raised from $10 million to $13 million in the form subordinated note secured by a second lien on certain collateral with respect to the Company's investment in VAALCO Gabon (Etame), Inc. including the $10 million cash collateral to support the Company's guarantee of the IFC loan. The interest rate on the loan is 10%. The $3.0 million increase in the loan was part of $6.0 million in additional financing obtained by the Company from an investor to help pay for its share of the development project and other planned exploration activities on the Etame Block. The Company established a new subsidiary VAALCO International, Inc., which owns VAALCO Gabon (Etame), Inc., the subsidiary that owns the interest in the Gabon Production Sharing Contract. An investor agreed to provide $3.0 million of equity net of transaction costs and the $3.0 million additional loan mentioned above in return for a 9.99% stake in VAALCO International, Inc. VAALCO Energy, Inc will own the remaining 90.01% of the stock of VAALCO International, Inc.

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

   The estimated future net revenues attributable to the Company's net proved reserves are prepared in accordance with Commission guidelines, and are not intended to reflect the fair market value of the Company's reserves. In accordance with the rules of the Commission, the Company's reserve estimates are prepared using period end prices received for oil and gas. Future reductions in prices below those prevailing at year-end 2002 would result in the estimated quantities and present values of the Company's reserves being reduced.

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

   The majority of the Company's proven reserves are located offshore of the Republic of Gabon. The Company has recently developed the Etame Block offshore Gabon at a cost of $17.4 million net to the Company. The Company has operated in Gabon since 1995 and believes it has good relations with the current Gabonese government. However, there can be no assurance that present or future administrations or governmental regulations in Gabon will not materially adversely affect the operations or cash flows of the Company.

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

  Reliance on Key Personnel

   The Company is highly dependent upon its executive officers and key employees, particularly Messrs. Gerry and Scheirman. The unexpected loss of the services of any of these individuals could have a detrimental effect on the Company. The Company does not maintain key man life insurance on any of its employees.

Item 2.  Properties

  Gabon

   VAALCO has an interest in one offshore block in Gabon, the Etame Block. Interest in the block vests in a production-sharing contract entered into by the Company's subsidiary VAALCO (Gabon) Etame, Inc., providing for two three-year terms, which commenced in July 1995. In July 2001, the Company negotiated a five-year extension of the Etame Block on behalf of the consortium, consisting of a three-year initial term and a two-year follow on term. The consortium committed to drill two additional exploration wells during the initial three-year term. The consortium paid a $1.0 million signing bonus ($0.3 million net to the Company) associated with the five-year extension. At December 31, 2002, VAALCO owned a 30.35% interest in the production-sharing contract covering the Etame Block, and 28.1% of the exploitation area surrounding the Etame Field development. The exploitation area was subject to a 7.5% back-in by the Government of Gabon, which occurred upon field startup.

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

   In January 2001, the Company acquired the 65% working interest in the Etame Block owned by Western Atlas. Consideration for the acquisition was $1.0 million in cash and a future net profits interest in the event the existing discoveries on the block are developed. The Company resold 52.5% of the interest held by Western Atlas to two companies for $1.0 million and their proportionate assumption of the future net profits interest. The Company now holds a 30.35% interest in the Etame Block, and has a remaining net profits obligation to Western Atlas of $1.9 million.

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

   As a result of the two successful delineation wells drilled in 2001, the Etame consortium approved a budget to develop the field. An application for commerciality was filed with the Government in Gabon, and in November 2001, the consortium was awarded a 50 square kilometer Exploitation Area surrounding the field. The Exploitation Area has a term of up to 20 years to permit the field to be developed and produced.

   Initial development consisted of completing three subsea wells connected to an FPSO at a cost of approximately $57.3 million ($17.4 million net to the Company inclusive of $1.5 million for the Company share of the Gabon Government carried 7.5% interest). On September 8, 2002, the Etame Field commenced production at an average rate of approximately 14,500 BOPD. The Company sold a total of 1.46 million gross barrels (302,000 net barrels) during the fourth quarter of 2002. Production continues at rates between 14,500 and 15,000 barrels per day as of the date of this filing.

   To fund its share of the development project, the Company has negotiated a line of credit of $10.0 million through the IFC. (See "Background--Recent Developments" for a discussion of the line of credit.

  Philippines

   The Company has an interest in two service contracts in the Philippines. Service Contract No. 14 covers 158,000 offshore acres and Service Contract No. 6 covers 131,000 offshore acres. The Company produces the Nido and Matinloc fields with a total gross production for 2002 of approximately 257,000 barrels or 703 BOPD.

  Nido Field

   The Nido field is covered by Service Contract No. 14 and has four producing wells. The field is produced using the cyclic method under which the field is shut in for a period of time (generally 60 days) and then opened up to produce (generally four to five days). During 2002, the four wells in the field produced at an equivalent rate of 404 BOPD compared to 410 BOPD in 2001. The Company has an approximate 22.1% working interest and an approximate 17.4% net revenue interest in the field.

  Matinloc Field

   The Matinloc field is located within the contract area covered by Service Contract No. 14 and has three producing wells. The field had produced an aggregate production of approximately 10.3 MMBbls from 1982 through 1991. Production was suspended from the field in 1991 until it was reactivated in 1995. During 2002, the field produced approximately 109 MBbls or 299 BOPD. The Company has an approximate 38.1% working interest and an approximate 26.8% net revenue interest in the field.

  Galoc Field

   The Galoc field is located within the contract area covered by Service Contract No. 14 and is currently not producing. Four wells have been drilled in this field, of which one well in 1,150 feet of water has undergone a long-term testing program. The Galoc reservoir is made up of a sandstone turbidite fan sequence that was deposited on top of the Lower Miocene limestone in a deep-water environment. Previous wells tested in excess of 5,000 BOPD. The Galoc field is one of the areas being studied extensively for the potential to drill an additional delineation well in the field. During 2002, the Company and its partners granted an exclusive development study option to a large oil company, who will have until August 2003 to determine if they wish to pursue the development of the field. If the study results in the decision to proceed with the development, the Company will be carried through the development phase of the field, and retain net profits interest and a back-in after payout of 25% of its original interest.

  Domestic Properties

  Brazos County Prospects

   The Company has interest in five producing wells in Brazos County, producing from the Buda/Georgetown formations. During 2002 the wells produced approximately 12,000 barrels of oil and 73 million cubic feet of gas net to the Company.

  Frio County Texas

   The Company owns a 10% working interest in 1395 acres in Frio County. A well was completed on the acreage in January, 2002 and tested approximately 84 BOPD and 514 MCFD.

  Other Domestic Properties

   The Company owns an interest in 640 acres (224 net acres) in Dimmit County on which a horizontal gas well was drilled in 1999 to the Georgetown formation and placed on production in 2000. The Company also owns certain non-operated interests in the Vermilion and Ship Shoal areas of the Gulf of Mexico, which accounted for no significant production during the year ended December 31, 2002. No capital expenditures are anticipated in 2003 for these properties.

   The Company elected to terminate its joint venture with Paramount Petroleum, Inc., effective June 1, 2001. The joint venture focused on domestic onshore prospects in Mississippi, Alabama and Louisiana. In connection with the wind up of the joint venture, the Company received $206,000 in cash, and $259,000 of undeveloped acreage representing its proportionate 93.75% working interest in kind in all remaining prospects within the joint venture. The Company has an interest in production from two small gas discoveries drilled by the joint venture. If not drilled, the undeveloped acreage expires in 2003.

Aggregate Production

   Aggregate production data (net to the Company) for all of the Company's operations for the years 2002 and 2001 are shown below. The production figures exclude the amounts paid to the Gabon government as profit oil tax:

Company Owned Production

                                                            Year Ended December 31,
                                                    ---------------------------------------
                                                           2002                2001
                                                    ------------------- -------------------
                                                    BOE(1)  Bbl    Mcf  BOE(1)  Bbl    Mcf
                                                    ------ ------ ----- ------ ------ -----
Average Daily Production (Oil in BOPD, gas in MCFD)  1,055  1,016   237    285    246   235
Average Sales Price ($/unit) (2)................... $22.57 $22.65 $3.42 $15.85 $14.71 $3.84
Average Production Cost ($/unit)................... $ 7.20 $ 7.20 $1.20 $ 6.43 $ 6.43 $1.07

--------
(1) BOE is barrels of oil equivalent with 6 Mcf of gas equal to 1 Bbl of oil.
(2) Oil prices from production from the Philippines properties are based on a formula where transportation costs are netted from the sales price.

Reserve Information

   A reserve report as of December 31, 2002 has been opined on by Netherland Sewell & Associates, independent petroleum engineers. There have been no estimates of total proved net oil or gas reserves filed with or included in reports to any federal authority or agency other than the Commission since the beginning of the last fiscal year. For 2002, the reserves are located in Gabon, the Philippines and Texas. In 2001, the reserves were located in the Philippines and Texas. The reserve data are net of the profit oil tax barrels paid to the Government of Gabon.

                                                                                   As of December 31,
                                                                                   ------------------
                                                                                    2002      2001
                                                                                    -------  -------
Crude Oil
   Proved Developed Reserves (MBbls)..............................................   3,467       349
   Proved Undeveloped Reserves (MBbls)............................................   1,986     6,083
                                                                                    -------  -------
       Total Proved Reserves (MBbls)..............................................   5,453     6,432
                                                                                    =======  =======
Natural Gas
   Proved Developed Reserves (MMcf)...............................................      77        69
   Proved Undeveloped Reserves (MMcf).............................................      --        --
                                                                                    -------  -------
       Total Proved Reserves (MMcf)...............................................      77        69
                                                                                    -------  -------
   Standardized measure of discounted future net cash flows at 10% (in thousands). $66,427   $23,731
                                                                                    =======  =======

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

   In accordance with the guidelines of the Commission, the Company's estimates of future net cash flow from the Company's properties and the present value thereof are made using oil and natural gas contract prices in effect as of year end and are held constant throughout the life of the properties except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. The contract price as of December 31, 2002 was $13.86 per Bbl and $12.99 per Bbl of oil for Matinloc and the Nido fields respectively. In Gabon, the price was $29.49 per barrel representing a $0.62 discount to the spot price of Dated Brent Crude at December 31, 2002. See Financial Statements and Supplementary Data for certain additional information concerning the proved reserves of the Company.

Drilling History

   The Company drilled or participated in the drilling of no exploration wells for the period ended December 31, 2002. Three suspended wells were completed as producers in Gabon and on suspended well was completed in the United States.

        Wells Drilled              United States       International
        -------------           ------------------- -------------------
                                  Gross      Net      Gross      Net
                                --------- --------- --------- ---------
                                2002 2001 2002 2001 2002 2001 2002 2001
                                ---- ---- ---- ---- ---- ---- ---- ----
        Exploration Wells
           Productive.......... 0.0  3.0  0.0  0.70 0.0  2.00 0.0  0.61
           Dry................. 0.0  0.0  0.0  0.00 0.0  0.00 0.0  0.00
                                ---  ---  ---  ---- ---  ---- ---  ----
               Total Wells..... 0.0  3.0  0.0  0.70 0.0  2.00 0.0  0.61
                                ===  ===  ===  ==== ===  ==== ===  ====

Acreage and Productive Wells

   Below is the total acreage under lease and the total number of productive oil and gas wells of the Company as of December 31, 2002:

                                     United States International
                                     ------------  --------------
                                     Gross  Net(1)  Gross  Net(1)
                                     -----  ------ ------- ------
                                           (In thousands)
                Developed acreage... 13.9    1.4      26.9   8.1
                Undeveloped acreage.  6.2    5.8   1,028.9 325.0
                Productive gas wells    2    0.4        --    --
                Productive oil wells   11    1.8        10   3.0

--------
(1) Net acreage and net productive wells are based upon the Company's working interest in the properties.

Office Space

   The Company leases its offices in Houston, Texas (approximately 8,000 square feet), in Port Gentil, Gabon (approximately 6,000 square feet) and in Manila, The Republic of the Philippines (approximately 4,000 square feet), which management believes are suitable and adequate for the Company's operations.

Item 3.  Legal Proceedings

   The Company is currently not a party to any material litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

   None.

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

General

   The Company's Common Stock trades on the OTC Bulletin Board. The following table sets forth the range of high and low sales prices of the Common Stock for the periods indicated. The prices represent adjusted prices between dealers, do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions. As of December 31, 2002 there were approximately 100 holders of record of the Company's Common Stock.

             Period                                     High   Low
             ------                                     ----- -----
             2001:
                First Quarter.......................... $0.68 $0.28
                Second Quarter.........................  1.10  0.40
                Third Quarter..........................  1.06  0.80
                Fourth Quarter.........................  0.93  0.37
             2002:
                First Quarter.......................... $0.55 $0.40
                Second Quarter.........................  1.19  0.43
                Third Quarter..........................  1.20  0.87
                Fourth Quarter.........................  1.48  1.10
             2003:
                First Quarter (through March 26, 2003). $1.45 $1.13

   On March 26, 2003 the last reported sale price of the Common Stock on the OTC Bulletin Board was $1.17 per share.

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

   The Company participated in the development of the Etame Field, which the Company operates on behalf of a consortium of five companies offshore of the Republic of Gabon. Total cost of the development was approximately $57.3 million ($17.4 million net to the Company inclusive of $1.5 million of the Company share of the Gabon Government carried 7.5% interest) to execute the development project. Substantially all of the Company's capital resources and personnel were dedicated to the completion of the development project in 2002.

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

   The Company's results of operations are also affected by currency exchange rates. While oil sales are denominated in U.S. dollars, operating costs in the Philippines and a portion of operating costs in Gabon are denominated in local currencies. An increase in the exchange rate of the local currencies to the dollar will have the effect of increasing operating costs while a decrease in the exchange rate will reduce operating costs.

   A substantial portion of the Company's oil production is located offshore of Gabon and the Philippines. In Gabon, the Company produces into a 1.1 million barrel tanker and sells cargos to vessels of opportunity at spot market prices. In the Philippines, the Company produces into 10,000 to 15,000 barrel barges, which transport the oil to market. In the Philippines, due to weather and other factors, the Company's production is generally highest during the first and fourth quarters of the year. Weather is not normally a factor affecting Gabon oil sales.

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

   Costs of successful wells, development dry holes and leases containing productive reserves are capitalized and amortized on a unit-of-production basis over the life of the related reserves. For financial accounting purposes the Company will adopt SFAS 143--Accounting for Asset Retirement Obligations on January 1, 2003. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived assets. Other exploration costs, including geological and geophysical expenses applicable to undeveloped leasehold, leasehold expiration costs and delay rentals are expensed as incurred.

   In accordance with accounting under successful efforts, the Company reviews proved oil and gas properties for indications of impairment whenever events or circumstances indicate that the carrying value of its oil and gas properties may not be recoverable. When it is determined that an oil and gas property's estimated future net cash flows will not be sufficient to recover its carrying amount, an impairment charge must be recorded to reduce the carrying amount of the asset to its estimated fair value. This may occur if a field discovers lower than anticipated reserves or if commodity prices fall below a level that significantly effects anticipated future cash flows on the field. The Company determines if an impairment has occurred through either identification of adverse changes or as a result of the annual review of all fields. For the year ended December 31, 2001, an impairment of $567,145 was recognized.

   Undeveloped acreage and Work in Progress. At December 31, 2002, the Company had undeveloped acreage on its balance sheet totaling $515,000, representing costs that are not being amortized pending evaluation of the respective leasehold for future development. The Company also had $2,274,000 of work in progress in the primarily in the form a suspended well and seismic costs in Gabon. Unproved properties are assessed quarterly for impairment in value, with any impairment charged to expense.

   Recent Accounting Pronouncements. On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." The Statements changed the accounting for business combinations and goodwill in two significant ways. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that new accounting standard, which for the Company was January 1, 2002. There was no effect on the Company's books due to the adoption of SFAS No. 141 and 142.

   In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived assets. As required by SFAS No. 143, the Company will adopt this new accounting standard effective January 1, 2003. The Company is currently evaluating the effect of the adoption of this new standard.

   In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement establishes a single accounting model for the impairment or disposal of long-lived assets. As required by SFAS No. 144, the Company adopted this new standard on January 1, 2002. Adoption of this new standard had no effect on the Company's books.

Capital Resources and Liquidity

   Historically, the Company's primary source of capital resources has been from cash flows from operations, private sales of equity, borrowings and purchase money debt. During 2003, the Company anticipates participating in additional exploration opportunities on the Etame Block, which will be funded by cash flow from operations. Total capital expenditures for 2003 are budgeted to be $2.0 million net to the Company.

   In April 2002, the Company and its subsidiary that owns the Etame field entered into a $10.0 million credit facility with the IFC to partially finance its share of the development costs of the Etame field. The Company's subsidiary made an initial borrowing of $7.0 million in July 2002, and borrowed the balance of the loan in October 2002. Until the project completion date, the Company must guarantee the IFC loan and must collateralize the loan with $10.0 million of cash deposited in escrow. Project completion occurs when gross production from the project is 14,250 BOPD for 90 days, estimated net proved reserves attributable to the field is 16.5 million barrels of oil and additional financial and other covenants are satisfied.

   In order to fund the $10.0 million cash deposit under the IFC loan, the Company borrowed $10.0 million from the 1818 Fund. During the third quarter of 2002, the 1818 Fund loan was amended to add another lender not affiliated with the Company. In addition, the amount available to be borrowed under the facility was increased from $10.0 million to $13.0 million, but the Company did not borrow the additional amount. After the amendment, the Company owed $7.0 million to the 1818 Fund and $3.0 million to the new lender. The interest rate on the 1818 Fund loan is 10%. Events of Default under the 1818 Fund loan include: (i) the Company's long-term debt to equity ratio being in excess of 70:30, (ii) an actual or potential default under the IFC loan, and (iii) other customary default events of default. The Company expects the project completion date to occur on

March 31, 2003 at which time the loan from the 1818 Fund and the investor will be paid back with the proceeds of amounts released as security for the IFC Loan.

   In connection with the amendment to the loan agreement to admit the new lender, the Company sold to the lender 9.9% of the capital stock of the Company's subsidiary which owns the Etame field for $3.3 million. The Company continues to own the remaining 90.1% of the capital stock of its Etame subsidiary. The Company used the proceeds of the sale of the stock of its subsidiary to fund a portion of the development costs of the Etame field.

   The Company issued warrants to purchase 15.0 million shares of its common stock to the 1818 Fund and warrants to purchase 4.5 million shares to the other lender under the 1818 Fund loan as additional consideration for entering into the loan agreement. Seven and one-half million of the warrants issued to the 1818 Fund and 2.25 million of the warrants issued to the other lender will be cancelled if the project completion date occurs before March 31, 2003, which is anticipated. Additionally the 1818 Fund will be required to return 2.25 million of the warrants if the Company does not draw down any further on the line of credit prior to its repayment, which the Company does not intend to do. The Company is required to issue additional warrants to the 1818 Fund if the loan is not repaid before June 2004. Each warrant entitles the holder to purchase one share of Company common stock for $0.50 per share.

   Following the project completion date, events of default under the IFC loan include (i) if any governmental authority seizes, nationalizes or otherwise appropriates any substantial portion of the assets or capital stock of VAALCO's Etame subsidiary, including actions by foreign governments, such as Gabon (ii) VAALCO's Etame subsidiary. is no longer the operator of the Etame Field and the new operator is not acceptable to IFC; (iii) VAALCO's Etame subsidiary's right to participate in the Etame Field is revoked, (iv) the occurrence of a change of control of the Company or its Etame subsidiary, (v) the operation of the Etame field project is interrupted for more than 180 consecutive days; or (vi) other customary defaults.

   On September 8, 2002, the company commenced production from the Etame field offshore Gabon. During 2002 total field production was 1.46 million barrels (302,000 barrels net to the Company). The Company also produces oil from the Matinloc and Nido fields in the South China Sea, the Philippines. During the year ended December 31, 2002, total production from the fields was approximately 257,000 gross barrels (54,000 barrels net) of oil.

   Substantially all of the Company's crude oil and natural gas is sold at the well head at posted or index prices under short-term contracts, as is customary in the industry. In Gabon, the Company markets its crude oil under and agreement with Shell Western Trading and Supply, Limited. The Company markets its share of Philippines crude oil under an agreement with Caltex, a local Philippines refiner. While the loss of these buyers might have a material effect on the Company in the near term, management believes that the Company would be able to obtain other customers for its crude oil.

   Domestically, the Company produces from wells in Brazos County, Texas. During 2002, the Company had net production of 13,000 barrels of oil and 80 million cubic feet of gas. Domestic production is sold under two contracts, one for oil and one for gas. The Company has access to several alternative buyers for oil and gas sales domestically.

Results of Operations

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

   Amounts stated hereunder have been rounded to the nearest $100,000.

  Cash Flows

   Net cash provided by operating activities for 2002 was $0.8 million, as compared to net cash provided by operating activities of $3.0 million in 2001. Net funds provided by operations in 2002 included accounts with partners of $4.0 million primarily in Gabon. It also included $1.5 million of development and operating costs advanced on behalf of the Government of Gabon for their 7.5% carried working interest share of the Etame field. This amount is carried as an Other Receivable. Offsetting these cash uses was an increase of $5.1 million in trade accounts payable net of trade accounts receivable. Net cash provided by operations in 2001 included $0.7 million from funds in escrow and $2.3 million in advances from partners in the Philippines and Gabon.

   Net cash used in investing activities for 2002 was $15.9 million, as compared to net cash used in investing activities of $5.6 million in 2001. In 2002, the Company invested $15.6 million to fund its share of the development of the Etame Block. In 2001, the Company participated in two exploration wells in Gabon at a cost of approximately $3.2 million and expended an additional $0.7 million for the development of the Etame Block in 2001. The Company also participated in four wells in Texas at a cost of approximately $1.2 million in 2001. Exploration expenses of $0.3 million were incurred in 2002 versus $0.4 million in 2001.

   Net cash provided by financing activities was $13.0 million consisting of borrowings of $18.4 million from the IFC and the 1818 Fund and $4.6 million of capital contributions from the 1818 Fund and the investor for warrants and stock of VAALCO's subsidiary VAALCO International, Inc. This was offset by $10.0 million placed in escrow to guarantee the IFC loan. No net cash was provided by or used in financing activities for 2001.

  Revenues

   Total oil and gas sales for 2002 was $10.0 million as compared to $1.7 million for 2001. During 2002, the Etame field was placed on production, and the Company sold approximately 302,000 net barrels of oil, generating $8.9 million in revenues. The balance of the revenues was from Texas and the Philippines. The 2001 revenues were about equally split between Texas and the Philippines. The Company realized a $0.2 million gain on the resale of a portion of the Etame interest in 2001.

  Operating Costs and Expenses

   Production expenses for 2002 were $2.8 million as compared to $0.7 million for 2001. In 2002, $2.3 million of production expenses occurred in Gabon associated with the Etame field production.

   Exploration costs for 2002 were $0.3 million as compared to $0.4 million for 2001. 2002 exploration costs were primarily costs of seismic reprocessing in Gabon. 2001 exploration expenses were primarily associated with undeveloped acreage expirations.

   Depreciation, depletion and amortization of properties for 2002 and 2001 were $2.1 million and $1.2 million respectively. Depletion in 2002 included $1.8 million associated with Etame production. The balance was associated with the Texas wells. Depletion in 2001 was associated with the Texas wells and included an impairment of $0.6 million.

   General and administrative expenses for 2002 were $2.0 million as compared to $1.8 million for 2001. Increased activity associated with the Etame field development was the primary reason for the increase in 2002.

  Operating Income (Loss)

   Operating income for 2002 was $2.9 million as compared to a $2.2 million operating loss for 2001. The commencement of production operations from the Etame Field in 2002 was responsible for the 2002 operating income. The Company incurred $0.6 million of impairments on domestic producing properties in 2001.

  Other Income (Expense)

   Interest income for 2002 was $0.2 million compared to $0.4 million in 2001. Both the 2002 and 2001 amounts represent interest earned and accrued on cash balances and funds in escrow.

   Interest expense of $0.8 million was recorded in 2002 associated with the financings for the development of the Etame field. No interest expense was recorded in 2001.

   Equity loss in unconsolidated entities for 2001 was $1.0 million associated with the Paramount exploration effort. The Company exited the Paramount joint venture in June 2001.

   Other, net was a loss of $24 thousand in 2002 compared to a loss of $0.2 million in 2001. The 2001 loss included $0.2 million of accrued liabilities associated with the Altisima subsidiary as a reserve for potential taxes that may be payable by the subsidiary based on a ruling from the Philippines Bureau of Internal Revenue.

   In 2002 the Company incurred income taxes of $1.4 million, all but $11,000 of which was paid to the Government of Gabon under the terms of the Production Sharing Contract for the Etame field. In 2001, the Company incurred income taxes of $66,000 in the Philippines, $18,000 of which was deferred.

   A provision for minority interest in the Gabon subsidiary was made for $0.3 million in 2002.

  Net Income (Loss)

   Net income attributable to common stockholders for 2002 was $0.4 million as compared to a net loss of $3.1 million in 2001. The commencement of production in September 2002 from the Etame field was the primary contributor to net income in 2002. The 2001 losses resulted from a combination of operating losses and other losses from the Paramount joint venture.

Item 7.  Financial Statements and Supplementary Data

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of VAALCO Energy, Inc. and
Subsidiaries:

   We have audited the consolidated balance sheets of VAALCO Energy, Inc. and its subsidiaries ("VAALCO") as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of VAALCO's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of VAALCO as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

Houston, Texas
March 31, 2003

                     VAALCO ENERGY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

   (in thousands of dollars, except number of shares and par value amounts)

                                                                                                       As of December 31,
                                              ASSETS                                                   ------------------
                                                                                                         2002      2001
                                                                                                       --------  --------
CURRENT ASSETS:
    Cash and cash equivalents......................................................................... $  7,724  $  9,804
    Funds in escrow...................................................................................   10,047        --
    Receivables:
       Trade..........................................................................................    3,271       179
       Other..........................................................................................    1,766       255
    Accounts with partners............................................................................    1,016        --
    Materials and supplies, net of allowance for inventory obsolescence of $5.........................      795       324
    Prepayments and other.............................................................................      422        34
                                                                                                       --------  --------
          Total current assets........................................................................   25,041    10,596
                                                                                                       --------  --------
PROPERTY AND EQUIPMENT-SUCCESSFUL EFFORTS METHOD
    Wells, platforms and other production facilities..................................................   22,532     2,648
    Undeveloped acreage...............................................................................      515       459
    Work in progress..................................................................................    2,274     6,692
    Equipment and other...............................................................................      127        98
                                                                                                       --------  --------
                                                                                                         25,448     9,897
    Accumulated depreciation, depletion and amortization..............................................   (4,152)   (2,026)
                                                                                                       --------  --------
          Net property and equipment..................................................................   21,296     7,871
                                                                                                       --------  --------
OTHER ASSETS:
    Deferred tax assets...............................................................................      635       635
    Funds in escrow...................................................................................      797        38
    Other long-term assets............................................................................      794        50
                                                                                                       --------  --------
          TOTAL....................................................................................... $ 48,563  $ 19,190
                                                                                                       ========  ========
                               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable and accrued liabilities.......................................................... $  9,397  $  1,173
    Accounts with partners............................................................................    1,365     4,323
    Current portion of long term debt.................................................................    3,000        --
    Income taxes payable..............................................................................       --        30
                                                                                                       --------  --------
          Total current liabilities...................................................................   13,762     5,526
                                                                                                       --------  --------
DEFERRED TAX LIABILITIES..............................................................................      252       242
LONG TERM DEBT........................................................................................   15,376        --
FUTURE ABANDONMENT COSTS..............................................................................    3,294     3,294
                                                                                                       --------  --------
          Total liabilities...........................................................................   32,684     9,062
                                                                                                       --------  --------
COMMITMENTS AND CONTINGENCIES (Note 8)
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES........................................................      681        13
STOCKHOLDERS' EQUITY (Note 5)
    Convertible preferred stock, $25 par value, 500,000 authorized shares; 10,000 shares issued and
     outstanding in 2002 and 2001, respectively.......................................................      250       250
    Common stock, $.10 par value, 100,000,000 authorized shares; 20,836,350 and 20,749,964 shares issued as of 2002 and 2001, respectively of which 5,395 are in the treasury in 2002 and
     2001.............................................................................................    2,084     2,075
    Additional paid-in capital........................................................................   46,413    41,215
    Subscription Receivable...........................................................................     (569)       --
    Accumulated deficit...............................................................................  (32,968)  (33,413)
    Less treasury stock, at cost......................................................................      (12)      (12)
                                                                                                       --------  --------
          Total stockholders' equity..................................................................   15,198    10,115
                                                                                                       --------  --------
          TOTAL....................................................................................... $ 48,563  $ 19,190
                                                                                                       ========  ========

                See notes to consolidated financial statements.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED OPERATIONS

              (in thousands of dollars, except per share amounts)

                                                             Year Ended
                                                            December 31,
                                                          ----------------
                                                            2002     2001
                                                          -------  -------
    REVENUES:
       Oil and gas sales................................. $ 9,980  $ 1,650
       Gain on sales of assets...........................      12      215
                                                          -------  -------
           Total revenues................................   9,992    1,865
                                                          -------  -------
    OPERATING COSTS AND EXPENSES:
       Production expense................................   2,778      669
       Exploration expense...............................     250      434
       Depreciation, depletion and amortization..........   2,126    1,180
       General and administrative expenses...............   1,956    1,828
                                                          -------  -------
           Total operating costs and expenses............   7,110    4,111
                                                          -------  -------
    OPERATING INCOME (LOSS)..............................   2,882   (2,246)
    OTHER INCOME (EXPENSE):
       Interest income...................................     152      359
       Interest expense..................................    (828)      --
       Equity loss in unconsolidated entities............      --     (973)
       Other, net........................................     (24)    (173)
                                                          -------  -------
           Total other expense...........................    (700)    (787)
                                                          -------  -------
    INCOME (LOSS) BEFORE TAXES AND MINORITY INTEREST.....   2,182   (3,033)
    Income tax expense...................................   1,396       66
                                                          -------  -------
    INCOME (LOSS) BEFORE MINORITY INTEREST...............     786   (3,099)
                                                          -------  -------
    MINORITY INTEREST IN EARNINGS OF SUBSIDIARIES........     341       --
                                                          -------  -------

    NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS $   445  $(3,099)
                                                          =======  =======
    BASIC INCOME (LOSS) PER COMMON SHARE................. $  0.02  $ (0.15)
                                                          =======  =======
    DILUTED INCOME (LOSS) PER COMMON SHARE............... $  0.01  $ (0.15)
                                                          =======  =======
    BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING.....  20,831   20,745
                                                          =======  =======
    DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING...  42,306   20,745
                                                          =======  =======


                See notes to consolidated financial statements.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES

                STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY

                FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                 (in thousands of dollars, except share data)

                          Preferred Stock   Common Stock    Additional                                       Total
                          --------------- -----------------  Paid-in   Subscription Accumulated Treasury Stockholders'
                          Shares  Amount    Shares   Amount  Capital    Receivable    Deficit    Stock      Equity
                          ------  ------  ---------- ------ ---------- ------------ ----------- -------- -------------
Balance at January 1,
 2001.................... 10,000   $250   20,749,964 $2,075  $41,215      $  --      $(30,314)    $(12)     $13,214
   Net Loss..............     --     --           --     --       --         --        (3,099)      --       (3,099)
                          ------   ----   ---------- ------  -------      -----      --------     ----      -------
Balance at December 31,
 2001.................... 10,000   $250   20,749,964 $2,075  $41,215         --      $(33,413)    $(12)     $10,115
                          ------   ----   ---------- ------  -------      -----      --------     ----      -------
   Proceeds from
    stock issuance.......     --     --       86,386      9       (4)        --            --       --            5
   Sale of minority
    interest.............     --     --           --     --    3,291         --            --       --        3,291
   Capital contribution
    and issuance of
    warrants.............     --     --           --     --    1,911       (569)           --       --        1,342
   Net Income............     --     --           --     --       --         --           445       --          445
                          ------   ----   ---------- ------  -------      -----      --------     ----      -------
Balance at December 31,
 2002.................... 10,000   $250   20,836,350 $2,084  $46,413      $(569)     $(32,968)    $(12)     $15,198
                          ======   ====   ========== ======  =======      =====      ========     ====      =======




                See notes to consolidated financial statements.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                           (in thousands of dollars)

                                                                                           Year Ended
                                                                                          December 31,
                                                                                       -----------------
                                                                                         2002      2001
                                                                                       --------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)..................................................................... $    445  $(3,099)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
 Depreciation, depletion and amortization.............................................    2,126    1,180
 Equity loss in unconsolidated entities...............................................       --      973
 Gain on sale of assets...............................................................      (12)    (215)
 Provision for deferred income taxes..................................................      (20)      18
 Exploration expense..................................................................      250      434
 Minority interest in earnings of subsidiary..........................................      341       --
Change in assets and liabilities that provided (used) cash:
 Funds in escrow......................................................................     (759)     713
 Trade receivables....................................................................   (3,092)      58
 Other receivables....................................................................   (1,511)    (102)
 Materials and supplies...............................................................     (471)       5
 Prepayments and other................................................................     (387)     (10)
 Accounts payable and accrued liabilities.............................................    7,883      710
 Accounts with partners...............................................................   (3,973)   2,276
 Income taxes payable.................................................................       --       20
                                                                                       --------  -------
   Net cash provided by operating activities..........................................      820    2,961
                                                                                       --------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Exploration expense...................................................................     (250)    (434)
Investment in unconsolidated entities.................................................       --      169
Additions to property and equipment...................................................  (15,564)  (6,361)
Disposals of property and equipment...................................................       12    1,028
Other--net............................................................................      (64)       1
                                                                                       --------  -------
   Net cash used in investing activities..............................................  (15,866)  (5,597)
                                                                                       --------  -------
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution, net.............................................................     (278)      --
Proceeds from sale of minority interest...............................................    3,291       --
Funds in Escrow.......................................................................  (10,047)      --
Proceeds from borrowings..............................................................   20,000       --
                                                                                       --------  -------
   Net cash provided by financing activities..........................................   12,966       --
                                                                                       --------  -------
NET CHANGE IN CASH AND CASH EQUIVALENTS...............................................   (2,080)  (2,636)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD......................................    9,804   12,440
                                                                                       --------  -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD............................................ $  7,724  $ 9,804
                                                                                       ========  =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
 Interest Paid........................................................................ $    138       --
 Income Taxes Paid.................................................................... $  1,385       --

                See notes to consolidated financial statements.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

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

   Cash and Cash Equivalents--For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

   Funds in Escrow--Current amounts represent an escrow for the IFC loan ($10.0 million). Long term amounts represent an escrow to secure charter payments for the Floating Production Storage and Offloading tanker ("FPSO") in Gabon ($759,000) and for the abandonment of certain Gulf of Mexico properties ($38,000).

   Inventory--Materials and supplies are valued at the lower of cost, determined by the weighted-average method, or market.

   Income Taxes--VAALCO accounts for income taxes under an asset and liability approach that recognizes deferred income tax assets and liabilities for the estimated future tax consequences of differences between the financial statements and tax bases of assets and liabilities. Valuation allowances are provided against deferred tax assets that are not likely to be realized. The Company calculates current and deferred income taxes on a separate company basis.

   Property and Equipment--The Company follows the successful efforts method of accounting for exploration and development costs. Under this method, exploration costs, other than the cost of exploratory wells, are charged to expense as incurred. Exploratory well costs are initially capitalized until a determination as to whether proved reserves have been discovered. If an exploratory well is deemed to not have found proved reserves, the associated costs are expensed at that time. All development costs, including developmental dry hole costs, are capitalized. Provisions for impairment of undeveloped oil and gas leases are based on periodic evaluations and other factors. The Company recognizes gains/losses for the sale of developed properties based upon an allocation of property costs between the interests sold and the interests retained based on the fair value of those interests.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

             (in thousands of dollars, unless otherwise indicated)


   The Company reviews its oil and gas properties for impairment whenever events or changes in circumstances indicate that the carrying amount of such properties may not be recoverable. When it is determined that an oil and gas property's estimated future net cash flows will not be sufficient to recover its carrying amount, an impairment charge must be recorded to reduce the carrying amount of the asset to its estimated fair value. For the year ended December 31, 2001 an impairment of $567,145 was recognized.

   Depletion of wells, platforms and other production facilities are provided on a field basis under the unit-of-production method based upon estimates of proved developed reserves. For financial accounting purposes the Company will adopt Statement of Financial Accounting Standards ("SFAS") 143--"Accounting for Asset Retirement Obligations" on January 1, 2003. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived assets. Provision for depreciation of other property is made primarily on a straight-line basis over the estimated useful life of the property. The annual rates of depreciation are as follows:

                 Office and miscellaneous equipment  3-5 years
                 Leasehold improvements............ 8-12 years

   Investments--The Company invests funds in escrow and excess cash in certificates of deposit and commercial paper issued by banks with maturities typically not exceeding 90 days.

   Foreign Exchange Transactions--For financial reporting purposes, the subsidiaries use the United States dollar as their functional currency. Monetary assets and liabilities denominated in foreign currency are translated to U.S. dollars at the rate of exchange in effect at the balance sheet date, and items of income and expense are translated at average monthly rates. Nonmonetary assets and liabilities are translated at the exchange rate in effect at the time such assets were acquired and such liabilities were incurred. Gains and losses on foreign currency transactions are included in income currently. The Company incurred a loss on foreign currency transactions of $53,000 in 2002.

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

   Fair Value of Financial Instruments--The Company's financial instruments consist primarily of cash, trade accounts, note receivables, trade payables and debt. The book values of cash, trade receivables, and trade payables are representative of their respective fair values due to the short-term maturity of these instruments. The book value of the Company's note receivable and debt instruments are considered to approximate the fair value, as the interest rates are adjusted based on rates currently in effect.

   Risks and Uncertainties--The Company's interests are located overseas in certain offshore areas of the Philippines and Gabon.

   Substantially all of the Company's crude oil and natural gas is sold at the well head at posted or index prices under short-term contracts, as is customary in the industry. For the year ended December 31, 2002 two

                     VAALCO ENERGY, INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

             (in thousands of dollars, unless otherwise indicated)

purchasers of the Company's crude oil accounted for essentially all of the Company's total crude oil sales. In Gabon, the Company markets its crude oil under and agreement with Shell Western Trading and Supply, Limited. The Company markets its share of Philippines crude oil under an agreement with Caltex, a local Philippines refiner. While the loss of these buyers might have a material effect on the Company in the near term, management believes that the Company would be able to obtain other customers for its crude oil. The Company has access to several alternative buyers for oil and gas sales domestically.

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

3.  RECENT ACCOUNTING PRONOUNCEMENTS

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended, is effective for derivative instruments and hedging activities that require an entity to recognize all derivatives as an asset or liability measured at its fair value. Depending on the intended use of the derivative, changes in its fair value will be reported in the period of change as either a component of earnings or a component of comprehensive income. Retroactive application to periods prior to adoption is not allowed. The Company adopted SFAS No. 133, as amended, effective January 1, 2001. The adoption had no effect on the Company's financial position or results of operations as all existing contracts either do not meet the definition of a derivative or qualify for the normal purchases and sales exemption. The Company does not currently engage in hedging activities.

   On July 20, 2002, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." The Statements will change the accounting for business combinations and goodwill in two significant ways. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that statement, which for the Company was January 1, 2002. There was no effect on the Company's books due to the adoption of SFAS 141 and 142.

   In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived assets. As required by SFAS No. 143, the Company will adopt this new accounting standard on January 1, 2003. Currently, the Company has an undiscounted asset retirement obligation recorded related to its Philippines obligations. There are no liabilities recorded related to domestic and Gabon asset retirement obligations. On January 1, 2003, the Company will discount the Philippine's liability and record a discounted obligation for the domestic and Gabon obligations. The final impact of adoption of this new standard has not been determined yet.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

             (in thousands of dollars, unless otherwise indicated)


   In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement establishes a single accounting model for the impairment or disposal of long-lived assets. As required by SFAS No. 144, the Company adopted this new standard on January 1, 2002, the result of which was not material to the Company.

   In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-- Transition and Disclosure, an amendment of SFAS No. 123", which addresses alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company will begin disclosing the required interim financial information for the quarter ending March 31, 2003.

   In November 2002, FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. This Interpretation also incorporates, without change, the guidance in FIN No. 34, which is being superceded. As set forth in the Interpretation, the disclosures required are designed to improve the transparency of the financial statement information about the guarantor's obligations and liquidity risks related to guarantees issued. The fair values of guarantees entered into after December 31, 2002, must be recorded as a liability of the guarantor in its financial statements. Existing guarantees as of December 31, 2002 are grandfathered from the recognition provisions, unless they are later modified, but they are still required to be disclosed. The disclosure requirements are effective for periods ending after December 15, 2002. See Note 8 for the required disclosures as of December 31, 2002.

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

   Reclassifications--Certain amounts from 2001 have been reclassified to conform to the 2002 presentation.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

             (in thousands of dollars, unless otherwise indicated)


4.  INVESTMENT IN UNCONSOLIDATED ENTITIES

   Investment in VAALCO Exploration LLC represented a 50/50 membership interest shared by VAALCO Energy, Inc. and Paramount Petroleum in VAALCO Exploration LLC. The Company elected to terminate its joint venture with Paramount Petroleum, Inc., effective June 1, 2001. The joint venture focused on domestic onshore prospects in Mississippi, Alabama and Louisiana. In connection with the wind up of the joint venture, the Company received $216,000 in cash and $259,000 of undeveloped acreage representing its proportionate 93.75% working interest in kind in all remaining prospects within the joint venture. The following summarizes the aggregated financial information for all investments owned by VAALCO, which were accounted for under the equity method as of December 31, 2001. No amounts associated with the former joint venture are carried in the 2002 books.

                                                 December 31,
                                                     2001
                                                --------------
                                                (in thousands)
                 Balance Sheet:
                    Current assets.............    $    50
                    Owner's equity.............         50
                 Statement of Earnings:
                    Revenue....................    $    13
                                                   =======
                    Operating loss.............    $  (988)
                                                   =======
                    Net loss...................    $(1,034)
                                                   =======
                    VAALCO's share of net loss.    $  (973)
                                                   =======

5.  STOCKHOLDERS' EQUITY

   The Company is authorized to issue up to 100 million shares of Common Stock. Stockholders equity consists of preferred stock, common stock, options and warrants. Set out below is a summary of the number of shares on an as converted basis assuming cash exercise of all warrants and options. Certain options and warrants have cashless exercise features that would alter the number of shares issued if this feature were utilized.

                                                            2002       2001
                                                         ---------- ----------
 Common shares issued and outstanding................... 20,830,955 20,744,569
 Preferred shares convertible to common stock........... 27,500,000 27,500,000
 Options and warrants (1)............................... 22,325,000  4,045,325
                                                         ---------- ----------
    Total shares on an as converted, as exercised basis. 70,655,955 52,289,894
                                                         ========== ==========

--------
(1) The year 2002 share amounts includes 9,750,000 warrants that the Company expects to be cancelled upon repayment of the 1818 Fund Loan. Cash exercise of all warrants would result in payments of $14.7 million to the Company.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

             (in thousands of dollars, unless otherwise indicated)


   The following discussion of shares under option incorporates options granted by the predecessor VAALCO and the Company. The Company pursuant to the merger assumed the predecessor obligations.

   In 1996 options were granted to an officer and director for 1,000,000 shares of the Common Stock of the Company at exercise prices of $0.375 per share for 400,000 shares, $0.50 for 300,000 shares and $1.00 for 300,000 shares. The options vested over a term of three years and may be exercised for five years from the vesting date. As of December 31, 2002, the options were completely vested. None of the options had been exercised as of December 31, 2002. A total of 530,000 of the options had been forfeited as of December 31, 2002.

   In 1996, a former officer of the Company was granted warrants to purchase shares of the Company's Common Stock. The warrants have a remaining term expiring August 31, 2003 and consist of the right to purchase 250,000 shares of Common Stock at an exercise price of $0.50 per share; 250,000 shares of Common Stock at an exercise price of $2.50 per share; 250,000 shares of Common Stock at an exercise price of $5.00 per share; and 250,000 shares of Common Stock at an exercise price of $7.50 per share. None of the warrants had been exercised as of December 31, 2002.

   In 1997, another officer of the Company was granted options to purchase 1,000,000 shares at $0.625 per share, vesting 500,000 shares at August 1, 1997 and 500,000 shares at August 1, 1998. None of the options had been exercised as of December 31, 2002. A total of 500,000 options were forfeited as on August 1, 2002.

   An investment banking firm was granted 345,325 warrants to purchase the Company's Common Stock on July 31, 1997 in connection with the private placement of Common Stock. The warrants have a term of five years from the date of issuance and consist of the right to purchase shares at $1.00 per share. The same investment banking firm was granted 100,000 warrants to purchase the Company's Common Stock on April 1, 1998 in connection with the private placement of Common Stock. The warrants have a term of five years from the date of issuance and consist of the right to purchase shares at $2.00 per share. The banking firm exercised 345,325 warrants in 2002 under the cashless exercise feature and received a total of 31,386 shares of common stock.

   On November 29, and December 15, 2000, options to purchase a total of 600,000 shares were granted at $0.30 per share to two technical representatives of the Company. The options have a term of five years from the date of issuance. These options vested six months after issuance. An additional 200,000 options were issued to the technical representatives during 2001 at $0.30 per share, expiring on December 15, 2005.

   On June 10, 2002 and August 30, 2002 respectively, 15,000,000 and 4,500,000 warrants to purchase common stock at $0.50 per share were issued in connection with the 1818 Loan. If no further draws are made on the 1818 Loan, and the loan is repaid prior to March 31, 2003, a total of 12,000,000 of the warrants will be returned to the Company.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

             (in thousands of dollars, unless otherwise indicated)


   Information with respect to the Company's warrants and stock options is as follows:

                                         Vested                Weighted
                                        Options/     Shares    Average
                                        Warrants     Under     Exercise
                                       Exercisable   Option     Price
                                       ----------- ----------  --------
         Balance, January 1, 2001.....  3,470,325   4,070,325   $1.49
         Issued.......................    200,000     200,000    0.30
         Vested.......................    600,000          --    0.30
         Forfeited....................   (225,000)   (225,000)   1.47
                                       ----------  ----------   -----
         Balance, December 31, 2001...  4,045,325   4,045,325   $1.50
         Issued....................... 19,500,000  19,500,000    0.50
         Exercised....................   (400,325)    (86,386)   0.52
         Redeemed in cashless exercise         --    (313,939)   1.00
         Forfeited....................   (820,000)   (820,000)   0.63
                                       ----------  ----------   -----
         Balance, December 31, 2002... 22,325,000  22,325,000    0.66
                                       ==========  ==========   =====

   The following table summarizes information about stock options and warrants outstanding as of December 31, 2002:

                                      Weighted-
                                       Average   Weighted-             Weighted-
                           Number     Remaining   Average    Number     Average
                         Outstanding Contractual Exercise  Exercisable Exercise
Range of Exercise Prices At 12/31/02    Life       Price   At 12/31/02   Price
------------------------ ----------- ----------- --------- ----------- ---------
    $ 0.30 to  1.00..... 21,475,000  4.27 years    $0.50    1,975,000    $0.50
      1.01 to  2.50.....    350,000  0.55 years     2.36      350,000     2.36
      2.51 to  5.00.....    250,000  0.67 years     5.00      250,000     5.00
      5.01 to 10.25.....    250,000  0.67 years     7.50      250,000     7.50
                         ----------  ----------    -----    ---------    -----
    $0.30 to 10.25...... 22,325,000  4.13 years    $0.66    2,825,000    $1.75
                         ==========  ==========    =====    =========    =====

   SFAS No. 123, "Accounting for Stock-Based Compensation" encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value as determined by generally recognized option pricing models such as the Black-Scholes model or the binomial model. Because of the inexact and subjective nature of deriving non-freely traded employee stock option values using these methods, the Company has adopted the disclosure-only provisions of SFAS No. 123 and continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The provisions of SFAS No. 123 had no material effect for 2002.

   The Company follows SFAS No. 128--"Earnings per Share," which establishes the requirements for presenting earnings per share ("EPS"). SFAS No. 128 requires the presentations of "basic" and "diluted" EPS on the face of the income statement.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

             (in thousands of dollars, unless otherwise indicated)


   The following schedule is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations.

                                                   For the Year Ended December 31, 2002
                                                   ---------------------------------------
                                                   Per-Share   Net Income      Shares
                                                    Amount     (Numerator)  (Denominator)
                                                   ---------   -----------  -------------
                                                   (In thousands except per share amounts)
Basic EPS
   Net income attributable to common Shareholders.  $ 0.02       $   445       20,831
Effect of Dilutive Securities
   Common stock options...........................   (0.01)           --       21,475
                                                    ------       -------       ------
Diluted EPS
   Net loss attributable to common Shareholders...  $ 0.01       $   445       42,306
                                                    ======       =======       ======

                                                   For the Year Ended December 31, 2001
                                                   ---------------------------------------
                                                   Per-Share    Net Loss       Shares
                                                    Amount     (Numerator)  (Denominator)
                                                   ---------   -----------  -------------
Basic EPS
   Net loss attributable to common Shareholders...  $(0.15)      $(3,099)      20,745
Effect of Dilutive Securities
   Common stock options...........................      --            --           --
                                                    ------       -------       ------
Diluted EPS
   Net loss attributable to common Shareholders...  $(0.15)      $(3,099)      20,745
                                                    ======       =======       ======

   Options excluded from the above calculation, as they are anti-dilutive, are 850,000 and 4,045,325 for 2002 and 2001, respectively.

6.  INCOME TAXES

   The Company and its domestic subsidiaries file a consolidated United States income tax return. Certain subsidiaries' operations are also subject to foreign income taxes.

   Provision for income taxes consists of the following:

                                           Year Ended
                                           December 31,
                                           --------------
                                            2002    2001
                                            ------  ----
                                           (In thousands)
                         U.S. federal:
                            Current....... $   --   $--
                            Deferred......     --    --
                         Foreign:
                            Current.......  1,386    48
                            Deferred......     10    18
                                            ------  ---
                                Total..... $1,396   $66
                                            ======  ===

                     VAALCO ENERGY, INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

             (in thousands of dollars, unless otherwise indicated)


   The primary differences between the financial statement and tax bases of assets and liabilities at December 31, 2002 and 2001 are as follows:

                                                         Year Ended
                                                        December 31,
                                                     -----------------
                                                       2002     2001
                                                     -------  --------
                                                       (In thousands)
        Deferred Tax Liabilities:
           Unrealized foreign exchange gain......... $   252  $    242
                                                     =======  ========
        Deferred Tax Assets:
           Reserves not currently deductible........     276     1,044
           Operating loss carryforwards.............   5,912     9,756
           Alternative minimum tax credit carryover.     635       647
           Other assets.............................     119       253
                                                     -------  --------
                                                       6,942    11,700
        Valuation allowance.........................  (6,307)  (11,065)
                                                     -------  --------
        Total deferred tax asset.................... $   635  $    635
                                                     =======  ========

   Pretax income (loss) is comprised of the following:

                                         Year Ended
                                        December 31,
                                      ----------------
                                        2002     2001
                                      -------  -------
                                       (In thousands)
                        United States $(2,065) $(2,495)
                        Foreign......   4,247     (538)
                                      -------  -------
                                      $ 2,182  $(3,033)
                                      =======  =======

   The statutory rate reconciliation is as follows:

                                                             Year Ended
                                                            December 31,
                                                           --------------
                                                            2002    2001
                                                           ------ -------
                                                           (In thousands)
      Pre-tax income (loss) multiplied by 35%............. $  644 $(1,062)
      Foreign taxes not offset by U.S. foreign tax credits    752      66
      U.S. net operating losses not benefited.............     --   1,062
                                                           ------ -------
      Total income tax.................................... $1,396 $    66
                                                           ====== =======

   At December 31, 2002, the Company and its subsidiaries had net operating loss ("NOL") carryforwards of approximately $16.2 million for United States income tax purposes. A full valuation allowance has been provided against this NOL.

   At December 31, 2002, the Company was subject to foreign and federal taxes only, with no allocations made to state and local taxes.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

             (in thousands of dollars, unless otherwise indicated)


7.  RELATED-PARTY TRANSACTIONS

   Other long-term assets included $18,900 in notes due from employees at December 31, 2002.

   Accounts payable and accrued liabilities included $0.4 million interest payable on the 1818 Fund Loan.

8.  COMMITMENTS AND CONTINGENCIES

   At December 31, 2002 the Company owned a 30.35% interest in a block offshore Gabon, the Etame Block. The block contains the recent Etame discovery as well as previous discoveries that the Company is currently evaluating to determine their commercial viability. The Company and its partners undertook an obligation to the Government of Gabon to obtain and process seismic data and to drill one commitment well on the Etame Block over the three-year term of the license. In April 1998, a participation agreement was entered into with Western Atlas Afrique, Ltd. ("Western Atlas"), a subsidiary of Western Atlas International, Inc., to conduct a seismic survey at Western Atlas' sole cost and to pay a disproportionate 80% of the cost, up to $4.7 million, of the first commitment well. In return for these payments, Western Atlas earned a 65% interest in the production-sharing contract. In June 1998, Western Atlas completed the above-mentioned acquisition of seismic data over the property. This data was processed, and the Company drilled the commitment well, the Etame 1 well, in June 1998 resulting in a discovery on the block. Completion of the Etame No. 1 well satisfied all of the Company's obligations to the Government of Gabon under the primary three-year term of the contract.

   During 1998, the consortium of companies owning the Etame Block production sharing contract agreed to renew the production sharing contract for three additional years, thereby taking on a commitment to drill two additional exploration wells and to perform a 3-D seismic reprocessing. A delineation well, the Etame 2V well, was drilled in January 1999 and encountered additional oil pay in the Gamba sandstone, however the well encountered the Gamba sandstone lower than expected. The consortium elected to reprocess seismic prior to drilling any additional delineation wells.

   In January 2001, the Company acquired the 65% interest in the Etame Block offshore Gabon, West Africa from Western Atlas Afrique, Ltd. a subsidiary of Baker Hughes. Consideration for the acquisition was $1.0 million in cash and a future net profits interest in the event the existing discoveries on the block are developed. The Company resold 52.5% of the interest held by Western Atlas Afrique to two companies for $1 million and their proportionate assumption of the future net profits interest. The second exploration commitment well due under the second exploration period, the Etame 3V was subsequently drilled to further delineate the Etame discovery in February 2001. The well satisfied the remaining well obligations under the second exploration period.

   In June 2001, the Company completed a second successful delineation well.

   As a result of the two successful delineation wells drilled in 2001, the Etame consortium approved a budget to develop the field. An application for commerciality was filed with the Government in Gabon, and in November 2001, the consortium was awarded an Exploitation Area surrounding the field. The Exploitation Area is valid for a term of up to 20 years to permit the field to be developed and produced.

   Initial development consisted of completing three subsea wells connected to an FPSO at a cost of approximately $57.3 million ($17.4 million net to the Company inclusive of $1.5 million of the Company share of the Gabon Government carried 7.5% interest).

                     VAALCO ENERGY, INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

             (in thousands of dollars, unless otherwise indicated)


   In connection with the charter of the FPSO, the Company as operator of the Etame field, guaranteed the charter payments through September 2004. The charter continues beyond that period unless one year's prior notice is given to the owner of the FPSO. The Company obtained several guarantees from its partners for their share of the charter payment. The Company's share of the charter payment is 28.1%. The estimated obligations for the full charter payment and the Company's share of the charter payments are as follows:

                                    Full
                                   Charter Company
                                   Payment  Share
                                   ------- -------
                                     $ thousands
                              2002 $18,516 $5,203
                              2003 $12,709 $3,571

   To fund its share of the development project, the Company has negotiated a line of credit of $10.0 million through the International Finance Corporation ("IFC"), and the Company guaranteed the repayment of the loan until project completion is achieved, anticipated to occur March 31, 2003.

   In July of 2001, the consortium elected to renew the Etame block for an additional five-year term, consisting of a three-year and a two-year follow-on term. The consortium committed to drill two additional wells on the block during the three-year term. A one well commitment is required to obtain the two-year extension.

   The Company believes it is substantially in compliance with all environmental regulations.

9.  LONG TERM DEBT

   To fund its share of the development costs, on April 19, 2002, the Company entered into a $10.0 million credit facility with the IFC, a subsidiary of the World Bank. The credit facility required that the Company provide $10.0 million of cash collateral to secure borrowings under the facility until the "project completion date." The project completion date is generally defined as the date after which the field has produced at an average rate of 14,250 BOPD and the estimated gross proved reserves attributable to the field is at least 16.5 million barrels of oil. The Company expects that the project completion date will occur on March 31, 2003, at which time the $10.0 million held as cash collateral will be returned to the Company. The Company borrowed the $10.0 million that it used as cash collateral from the 1818 Fund, which owns a majority of the Company's common stock on a fully diluted basis.

   In connection with the loan, the Company issued warrants to purchase 15.0 million shares of its common stock to the 1818 Fund (7.5 million of which will terminate if the loan is repaid on or before March 31, 2003). The loan agreement was subsequently amended to add an additional lender not related to us, and to increase the amount we were entitled to borrow under the facility to $13.0 million. After the other lender was added, the Company had borrowed $10.0 million under the loan, $7.0 million funded by the 1818 Fund and $3.0 million by the other lender. The Company issued the other lender warrants to purchase
4.5 million shares of common stock on the same terms as the warrants issued to the 1818 Fund (2.25 million of which will terminate if the loan is repaid on or before March 31, 2003). If the Company does not draw down any further funds under the facility, the 1818 Fund will be required to return an additional 2.25 million warrants at the time the facility is paid off. The Company does not intend to draw any further amounts under the facility.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

             (in thousands of dollars, unless otherwise indicated)


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

   In addition, the Company sold 9.9% of the common stock of our subsidiary that owns the Etame project to the lender for $3.3 million, which the Company used to finance a portion of the development costs of the field. The Company will use the $10 million cash collateral released from escrow for the IFC loan to repay the loan from the 1818 Fund. A more detailed description of the IFC credit facility, the loan from the 1818 Fund and the sale of stock of our Etame subsidiary is set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Resources and Liquidity."

                      Summary of Short and Long Term Debt

                            As of December 31, 2002

                            (Thousands of dollars)

              IFC loan................................... 10,000
              1818 Fund loan
                 1818 Fund...............................  7,000
                 Investor................................  3,000
              Less debt discount for issuance of warrants
                 1818 Fund............................... (1,307)
                 Investor................................   (589)
              Amortization of debt discount..............    272
                                                          ------
                     Total Short and Long Term Debt...... 18,376
                                                          ======

10.  SUBSEQUENT EVENT

   On March 28, 2003, the IFC issued a letter notifying the Company of its acceptance of project completion effective March 31, 2003. As a result of the notice, the escrow funds used to guarantee the IFC loan until project completion will be released on April 1, 2003, and the funds will be utilized to repay the 1818 Loan. Also in connection with the repayment of the loan, the Company will receive warrants for 12.0 million shares exercisable at $0.50 per share back from 1818 Fund and the investor.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES

         SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES

                                  (Unaudited)

             (in thousands of dollars, unless otherwise indicated)


11.  SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES

   The following information is being provided as supplemental information in accordance with certain provisions of SFAS No. 69, "Disclosures about Oil and Gas Producing Activities". The Company's reserves are located offshore of Gabon and the Republic of the Philippines. The following tables set forth costs incurred, capitalized costs, and results of operations relating to oil and natural gas producing activities for each of the periods. (See "Footnote 1--ORGANIZATION")

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

                                             United States International
                                             ------------- --------------
                                             2002   2001    2002    2001
                                         -   ----  ------  ------- ------
                                                   (In thousands)
         Costs incurred during the year:
            Exploration--capitalized....     $ --  $1,385  $   323 $4,008
            Exploration--expensed.......       87     434      163     --
            Development.................       69      --   15,495     --
            Acquisition--unproved.......       --      54       --    294
                                             ----  ------  ------- ------
                Total...................     $156  $1,873  $15,981 $4,302
                                             ====  ======  ======= ======

   No amounts of exploration costs were for dry hole expense in 2002 or 2001.

Capitalized Costs Relating to Oil and Gas Producing Activities:

                                                                  Year Ended
                                                                 December 31,
                                                               ----------------
                                                                 2002     2001
                                                               -------  -------
Capitalized costs--
   Unproved properties not being amortized.................... $ 2,789  $ 7,151
Properties being amortized....................................  22,659    2,648
                                                               -------  -------
   Total capitalized costs....................................  25,448    9,799
   Less accumulated depreciation, depletion, and amortization.  (4,152)  (2,026)
                                                               -------  -------
   Net capitalized costs...................................... $21,296  $ 7,773
                                                               =======  =======

   The capitalized costs pertain to the Company's producing activities in the Philippines, the Etame discovery and U.S. activities.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES

                                  (Unaudited)

             (in thousands of dollars, unless otherwise indicated)


Results of Operations for Oil and Gas Producing Activities:

                                                                  --------------  --------------
                                                                   United States   International
                                                                  --------------  --------------
                                                                   2002    2001     2002    2001
                                                                  -----  -------  -------  -----
Crude oil and gas sales.......................................... $ 483  $   708  $ 9,497  $ 842
Production expense...............................................  (145)    (232)  (2,633)  (414)
Exploration expense..............................................    --       --     (162)    --
Depreciation, depletion and amortization.........................  (344)  (1,162)  (1,770)    (4)
                                                                  -----  -------  -------  -----
Income (loss) before taxes.......................................    (6)    (686)   4,932    424
Income tax (provision) benefit...................................    --       --   (1,396)   (66)
                                                                  -----  -------  -------  -----
Results from oil and gas producing activities.................... $  (6) $  (686) $ 3,536  $ 358
                                                                  =====  =======  =======  =====
Company's share of equity method investee's results of operations $  --  $  (875) $    --  $  --
                                                                  =====  =======  =======  =====

  Proved Reserves

   The following tables set forth the net proved reserves of VAALCO Energy, Inc. as of December 31, 2002 and 2001, and the changes therein during the periods then ended.

                                             Oil (MBbls) Gas (MMcf)
                                             ----------- ----------
            PROVED RESERVES:
            BALANCE AT DECEMBER 31, 2000....      686        --
               Additions....................    6,105       140
               Production...................      (87)      (71)
               Revisions....................     (272)       --
                                                -----       ---
            BALANCE AT DECEMBER 31, 2001....    6,432        69
               Additions....................       --        --
               Production...................     (371)      (86)
               Revisions....................     (608)       94
                                                -----       ---
            BALANCE AT DECEMBER 31, 2002....    5,453        77
                                                =====       ===

                                             Oil (MBbls) Gas (MMcf)
                                             ----------- ----------
            PROVED DEVELOPED RESERVES
               Balance at December 31, 2001.      349        69
               Balance at December 31, 2002.    3,467        77

   The Company's Proved Developed Reserves are located offshore Gabon, the Republic of the Philippines and in Texas. Revisions in 2002 represent the economic effect of lower cost oil barrels required to recover investments in the Etame field due to higher oil prices in 2002 than in 2001. The result is a lower effective net revenue interest over the life of the field because of greater profit oil tax payments to the Gabon Government. Revisions in reserves in 2001 primarily reflect the impact of lower crude prices on the economic life of reserves in the Philippines.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES

                                  (Unaudited)

             (in thousands of dollars, unless otherwise indicated)


Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

   The information that follows has been developed pursuant to procedures prescribed by SFAS No. 69 and utilizes reserve and production data estimated by independent petroleum consultants. The information may be useful for certain comparison purposes, but should not be solely relied upon in evaluating VAALCO Energy, Inc. or its performance.

   The future cash flows are based on sales prices and costs in existence at the dates of the projections, excluding Gabon royalties and the interests of the Philippine government and the other consortium members. Future production costs do not include overhead charges allowed under joint operating agreements or headquarters general and administrative overhead expenses. Future development costs include amounts accrued attributable to future abandonment when the wells become uneconomic to produce. The standardized measure of discounted cash flows for 2002 do not include the costs of abandoning the Company's non-producing properties.

                                 United States    International           Total
                                 ------------  ------------------  ------------------
                                 December 31,     December 31,        December 31,
                                 ------------  ------------------  ------------------
                                  2002   2001    2002      2001      2002      2001
                                 -----  -----  --------  --------  --------  --------
Future cash inflows............. $ 744  $ 556  $188,329  $130,939  $189,073  $131,495
Future production costs.........  (299)  (192)  (58,376)  (55,506)  (58,675)  (55,698)
Future development costs........    --     --   (16,002)  (26,188)  (16,002)  (26,188)
Future income tax expense.......   (69)   (49)  (33,449)  (13,400)  (33,518)  (13,449)
                                 -----  -----  --------  --------  --------  --------
Future net cash flows...........   376    315    80,502    35,845    80,878    36,160
Discount to present value at 10%
  annual rate...................   (37)   (41)  (14,414)  (12,388)  (14,451)  (12,429)
                                 -----  -----  --------  --------  --------  --------
Standardized measure of.........
discounted future net cash flows $ 339  $ 274  $ 66,088  $ 23,457  $ 66,427  $ 23,731
                                 =====  =====  ========  ========  ========  ========

   Future development costs at December 31, 2002 includes $3,363 for future abandonment costs that are being accrued by the Company. Due to the availability of net operating loss carryforwards, there is no future income tax expense attributable to the Company's Philippines and domestic reserves. Income taxes represent amounts payable to the Government of Gabon on profit oil as final payment of corporate income taxes.

                     VAALCO ENERGY, INC. AND SUBSIDIARIES

                                  (Unaudited)

             (in thousands of dollars, unless otherwise indicated)


Changes in Standardized Measure of Discounted Future Net Cash Flows:

   The following table sets forth the changes in standardized measure of discounted future net cash flows as follows:

                                                         December 31,
                                                      -----------------
                                                        2002      2001
                                                      --------  -------
        BALANCE AT BEGINNING OF PERIOD............... $ 23,731  $ 2,702
        Sales of oil and gas, net of production costs   (7,202)    (968)
        Net changes in prices and production costs...   63,032     (635)
        Revisions of previous quantity estimates.....  (11,511)    (437)
        Reserve additions............................       --   23,339
        Changes in estimated future development costs   (6,776)      --
        Development costs incurred during the period.   15,495       --
        Accretion of discount........................    3,260     (270)
        Net change in income taxes...................  (16,354)      --
        Change in production rates (timing) and other    2,752       --
                                                      --------  -------
        BALANCE AT END OF PERIOD..................... $ 66,427  $23,731
                                                      ========  =======

   There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the Company. Reserve engineering is a subjective process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. The quantities of oil and natural gas that are ultimately recovered, production and operating costs, the amount and timing of future development expenditures and future oil and natural gas sales prices may all differ from those assumed in these estimates. The standardized measure of discounted future net cash flow should not be construed as the current market value of the estimated oil and natural gas reserves attributable to the Company's properties. The information set forth in the foregoing tables includes revisions for certain reserve estimates attributable to proved properties included in the preceding year's estimates. Such revisions are the result of additional information from subsequent completions and production history from the properties involved or the result of a decrease (or increase) in the projected economic life of such properties resulting from changes in product prices. Moreover, crude oil amounts shown are recoverable under the service contracts and the reserves in place remain the property of the Gabon and Philippine governments.

   In accordance with the guidelines of the U.S. Securities and Exchange Commission, the Company's estimates of future net cash flows from the Company's properties and the present value thereof are made using oil and natural gas contract prices in effect as of year end and are held constant throughout the life of the properties except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. The contract price as of December 31, 2002 was $13.86 per Bbl and $12.99 per Bbl of oil for Matinloc and the Nido fields respectively. In Gabon, the price was $29.49 per barrel representing a $0.62 discount to the spot price of Dated Brent Crude at December 31, 2002.

   Under the Production Sharing Contract in Gabon, the Gabonese government is the owner of all oil and gas mineral rights. The right to produce the oil and gas is stewarded by the Directorate Generale de Hydrocarbeures and the Production Sharing contract was awarded by a decree from the State. Pursuant to the service contract, the

                     VAALCO ENERGY, INC. AND SUBSIDIARIES

                                  (Unaudited)

             (in thousands of dollars, unless otherwise indicated)

Gabon government receives a variable royalty depending on production rate. The consortium maintains a Cost Account, which entitles it to receive 70% of the production remaining after deducting the royalty so long as there are amounts remaining in the cost account. At December 31, 2002 there was $83.0 million in the cost account ($26.5 million net to the Company). As payment of corporate income taxes the consortium pays the government an allocation of the remaining "profit oil" production from the contract area ranging from 50% to 60% of the oil remaining after deducting the royalty and the cost oil. The percentage of "profit oil" paid to the government as tax is a function of production rates. So long as amounts remain in the Cost Account, the net share that the consortium receives from production can range from a low of 67.7% of production at production rate in excess of 25,000 barrels per day to a high of 82.5% of production at rates below 5,000 barrel per day.

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

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

   Information required by this item will be included in the Company's proxy statement for its 2002 annual meeting, which will be filed with the Commission within 120 days of December 31, 2002, and which is incorporated herein by reference.

Item 10.  Executive Compensation

   Information required by this item will be included in the Company's proxy statement for its 2002 annual meeting, which will be filed with the Commission within 120 days of December 31, 2002, and which is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

   Information required by this Item 403 of Regulation 5-B will be included in the Company's proxy statement for its 2002 annual meeting, which will be filed with the Commission within 120 days of December 31, 2002, and which is incorporated herein by reference.

                                                                                               Number of
                                                                                               securities
                                                                                               remaining
                                                                                             available for
                                                        Number of                           future issuance
                                                     securities to be   Weighted-average      under equity
                                                       issued upon      exercise price of     compensation
                                                       exercise of         outstanding      plans (excluding
                                                   outstanding options, options, warrants securities reflected
                  Plan Category                    warrants and rights     and rights     in the first column)
                  -------------                    -------------------- ----------------- --------------------
Equity compensation plans approved by security
  holders.........................................        800,000             $0.30            3,200,000
Equity compensation plans not approved by security
  holders (1).....................................      1,775,000             $2.71                  N/A
                                                        ---------             -----            ---------
Total.............................................      2,575,000             $1.96            3,200,000
                                                        =========             =====            =========

--------
(1) Excludes 19,750,000 warrants issued in connection with 1818 Fund loan with an exercise price of $0.50 per share

Item 12.  Certain Relationships and Related Transactions

   Information required by this item will be included in the Company's proxy statement for its 2002 annual meeting, which will be filed with the Commission within 120 days of December 31, 2002, and which is incorporated herein by reference.

Item 13.  Exhibits and Reports on Form 8-K


      2. Plan of acquisition, reorganization, arrangement, liquidation or succession

  2.1(a) Stock Acquisition Agreement and Plan of Reorganization dated February 17, 1998 by and among the Company and the 1818 Fund II, L.L.P.

 2.2 (c) First Amendment to Stock Acquisition Agreement and Plan of Reorganization, dated April 21, 1998

  2.3(j) Stock Purchase Agreement between Western Atlas International, Inc., as Seller, and VAALCO
         Gabon (Etame), Inc. as Purchaser, dated January 4, 2001.

  2.4(j) Stock Purchase Agreement between VAALCO Energy, Inc., as Seller and PanAfrican Energy
         Corporation Ltd., as Purchaser, dated January 15, 2001

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

 10.4(d) Operating Agreement, dated July 17, 1975, among Philippines--Cities Service, Inc., Husky
         (Philippines) Oil, Inc., Oriental Petroleum and Minerals Corporation, Philippines--Overseas
         Drilling & Oil Development Corporation, Basic Petroleum and Minerals, Inc., Landoil Resources
         Corporation, Westrans Petroleum, Inc. and Philippine National Oil Company, as amended.

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

10.13(g) Registration Rights Agreement, dated July 28, 1997, by and among the Company, Jefferies &
         Company, Inc. and the investors listed therein.

10.14(h) Warrant Agreement to Purchase Shares of Common Stock of VAALCO Energy, Inc., dated
         July 31, 1997, between VAALCO Energy, Inc. and Jefferies & Company, Inc.

10.15(c) Registration Rights Agreement among the Company and 1818 Fund II, L.L.P., dated April 21,
         1998

10.16(c) Registration Rights Agreement dated April 21, 1998 by and among the Company, Jefferies &
         Company, Inc. and the investors listed therein.

10.17(i) Assignment Agreement between the Company, members of the Service Contract 14 Consortium and SOCDET dated December 29, 1998

10.18(j) Conveyance of Production Payment from Western Atlas Afrique, Ltd. to Western Atlas
         International, Inc. dated December 29, 2000.

10.19(k) 2001 Stock Incentive Plan dated August 16, 2001

10.20(l) Loan Agreement between VAALCO Gabon (Etame), Inc. and International Finance Corporation
         dated April 19, 2002.

10.21(l) Subordinated Credit Agreement dated as of June 10, 2002, between VAALCO Energy, Inc. and
         1818 Fund II, L.L.P.

10.22(l) Guarantee Agreement between VAALCO Energy, Inc. and International Finance Corporation
         dated May 28, 2002.

10.23(l) Trustee and Paying Agent Agreement by and between VAALCO Gabon (Etame), Inc., J.P. Morgan
         Trustee and Depositary Company Limited and JPMorgan Chase Bank, London Branch, dated June
         26, 2002.

10.24(m) Stock Purchase Agreement dated as of August 23, 2002, by and between the Company, VAALCO
         International, Inc. and Nissho Iwai Corporation.

10.25(m) Stockholders' Agreement dated August 23, 2002, by and among the Company, VAALCO
         International, Inc. and Nissho Iwai Corporation.

10.26(m) Subscription Agreement between the Company and VAALCO International, Inc. dated August 23,
         2002.

10.27(m) Amended and Restated Registration Rights Agreement by and among the Company, Nissho Iwai
         Corporation and 1818 Fund II, L.L.P. dated as of August 23, 2002.

10.28(m) Amended and Restated Subordinated Credit Agreement by and between the Company and 1818
         Fund II, L.P. dated as of August 23, 2002.

10.29(m) Second Amendment to Loan Agreement between VAALCO Gabon (Etame), Inc. and International
         Finance Corporation dated August 23, 2002.

    21.1 Subsidiaries of the Registrant

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

(e) Filed as an exhibit to the Company's Form 10-QSB for the quarterly period ended September 30, 1995, and hereby incorporated by reference herein.
(f) Filed as an exhibit to the Company's Form 10-KSB for the annual period ended December 31, 1996, and hereby incorporated by reference herein.
(g) Filed as an exhibit to the Company's Form 10-QSB for the quarterly period ended June 30, 1997, and hereby incorporated by reference herein.
(h) Filed as an exhibit to the Company's Form 10-KSB for the annual period ended December 31, 1997, and hereby incorporated by reference herein.
(i) Filed as an exhibit to the Company's Form 10-KSB for the annual period ended December 31, 1998, and hereby incorporated by reference herein.
(j) Filed as an exhibit to the Company's Form 10-KSB for the annual period ended December 31, 2000, and hereby incorporated by reference herein.
(k) Filed as an exhibit to the Company's Registration Statement Form S-8 filed with the Commission on August 18, 2001.
(l) Filed as an exhibit to the Company's Form 10-QSB for the quarterly period ended June 30, 2002, and hereby incorporated by reference herein.
(m) Filed as an exhibit to the Company's Form 10-QSB for the quarterly period ended September 30, 2002, and hereby incorporated by reference herein.

   (b)  Reports on Form 8-K.

   None

Item 14.  Controls and Procedures

   (a) Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

   (b) Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                         Glossary of Oil and Gas Terms

Terms used to describe quantities of oil and natural gas

  . Bbl--One stock tank barrel, or 42 US gallons liquid volume, of crude oil or other liquid hydrocarbons.

  .   Bcf--ne billion cubic feet of natural gas.

  .   Bcfe--One billion cubic feet of natural gas equivalent.

  . BOE--One barrel of oil equivalent, converting gas to oil at the ratio of 6 Mcf of gas to 1 Bbl of oil.

  .   MBbl--One thousand Bbls.

  .   Mcf--One thousand cubic feet of natural gas.

  .   Mcfe--One thousand cubic feet of natural gas equivalent.

  .   MMBbl--One million Bbls of oil or other liquid hydrocarbons.

  .   MMcf--One million cubic feet of natural gas.

  .   MBOE--One thousand BOE.

  .   MMBOE--One million BOE.

Terms used to describe the Company's interests in wells and acreage

  . Gross oil and gas wells or acres--The Company's gross wells or gross acres represent the total number of wells or acres in which the Company owns a working interest.

  . Net oil and gas wells or acres--Determined by multiplying "gross" oil and natural gas wells or acres by the working interest that the Company owns in such wells or acres represented by the underlying properties.

Terms used to assign a present value to the Company's reserves

  . Standard measure of proved reserves--The present value, discounted at 10%, of the pre-United States income tax future net cash flows attributable to estimated net proved reserves. The Company calculates this amount by assuming that it will sell the oil and gas production attributable to the proved reserves estimated in its independent engineer's reserve report for the prices it received for the production on the date of the report, unless it had a contract to sell the production for a different price. The Company also assumes that the cost to produce the reserves will remain constant at the costs prevailing on the date of the report. The assumed costs are subtracted from the assumed revenues resulting in a stream of future net cash flows. Estimated future income taxes using rates in effect on the date of the report are deducted from the net cash flow stream. The after-tax cash flows are discounted at 10% to result in the standardized measure of the Company's proved reserves.

  . Pre-tax discounted present value--The discounted present value of proved reserves is identical to the standardized measure, except that estimated future income taxes are not deducted in calculating future net cash flows. The Company discloses the discounted present value without deducting estimated income taxes to provide what it believes is a better basis for comparison of its reserves to the producers who may have different tax rates.

Terms used to classify the Company's reserve quantities

  . Proved reserves--The estimated quantities of crude oil, natural gas and natural gas liquids which, upon analysis of geological and engineering data, appear with reasonable certainty to be recoverable in the future from known oil and natural gas reservoirs under existing economic and operating conditions.

   The SEC definition of proved oil and gas reserves, per Article 4-10(a)(2) of Regulation S-X, is as follows:

   Proved oil and gas reserves. Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

   (a) Reservoirs are considered proved if economic producibility is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes (A) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any; and (B) the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.

   (b) Reserves which can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the "proved" classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.

   (c) Estimates of proved reserves do not include the following: (1) oil that may become available from known reservoirs but is classified separately as "indicated additional reserves"; (2) crude oil, natural gas, and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics, or economic factors; (3) crude oil, natural gas, and natural gas liquids, that may occur in undrilled prospects; and (4) crude oil, natural gas, and natural gas liquids, that may be recovered from oil shales, coal, gilsonite and other such sources.

  . Proved developed reserves--Proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

  . Proved undeveloped reserves--Proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required.

Terms which describe the cost to acquire the Company's reserves

  . Finding costs--The Company's finding costs compare the amount the Company spent to acquire, explore and develop its oil and gas properties, explore for oil and gas and to drill and complete wells during a period, with the increases in reserves during the period. This amount is calculated by dividing the net change in the Company's evaluated oil and gas costs during a period by the change in proved reserves plus production over the same period. The Company's finding costs as of December 31 of any year represent the average finding costs over the three-year period ending December 31 of that year.

Terms which describe the productive life of a property or group of properties

  . Reserve life--A measure of the productive life of an oil and gas property or a group of oil and gas properties, expressed in years. Reserve life for the years ended December 31, 2002, 2001 or 2000 equal the estimated net proved reserves attributable to a property or group of properties divided by production from the property or group of properties for the four fiscal quarters preceding the date as of which the proved reserves were estimated.

Terms used to describe the legal ownership of the Company's oil and gas properties

  . Royalty interest--A real property interest entitling the owner to receive a specified portion of the gross proceeds of the sale of oil and natural gas production or, if the conveyance creating the interest provides, a specific portion of oil and natural gas produced, without any deduction for the costs to explore for, develop or produce the oil and natural gas. A royalty interest owner has no right to consent to or approve the operation and development of the property, while the owners of the working interests have the exclusive right to exploit the mineral on the land.

  . Working interest--A real property interest entitling the owner to receive a specified percentage of the proceeds of the sale of oil and natural gas production or a percentage of the production, but requiring the owner of the working interest to bear the cost to explore for, develop and produce such oil and natural gas. A working interest owner who owns a portion of the working interest may participate either as operator or by voting his percentage interest to approve or disapprove the appointment of an operator and drilling and other major activities in connection with the development and operation of a property.

Terms used to describe seismic operations

  . Seismic data--Oil and gas companies use seismic data as their principal source of information to locate oil and gas deposits, both to aid in exploration for new deposits and to manage or enhance production from known reservoirs. To gather seismic data, an energy source is used to send sound waves into the subsurface strata. These waves are reflected back to the surface by underground formations, where they are detected by geophones which digitize and record the reflected waves. Computers are then used to process the raw data to develop an image of underground formations.

  . 2-D seismic data--2-D seismic survey data has been the standard acquisition technique used to image geologic formations over a broad area. 2-D seismic data is collected by a single line of energy sources which reflect seismic waves to a single line of geophones. When processed, 2-D seismic data produces an image of a single vertical plane of sub-surface data.

  . 3-D seismic data--3-D seismic data is collected using a grid of energy sources, which are generally spread over several miles. A 3-D survey produces a three dimensional image of the subsurface geology by collecting seismic data along parallel lines and creating a cube of information that can be divided into various planes, thus improving visualization. Consequently, 3-D seismic data is a more reliable indicator of potential oil and natural gas reservoirs in the area evaluated.

                                  SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              VAALCO ENERGY, INC.
                                              (Registrant)

                                              By    /s/  W. RUSSELL SCHEIRMAN
                                                  -----------------------------
                                                      W. Russell Scheirman,
                                                           President,
                                                   Chief Financial Officer and
                                                            Director

Dated March 30, 2002

   In accordance with the Exchange Act, this report has been signed below on the 30th day of March, by the following persons on behalf of the registrant and in the capacities indicated.

              Signature                        Title
 -            ---------                        -----

By:   /s/  ROBERT L. GERRY, III    Chairman of the Board, Chief
    -----------------------------    Executive Officer and
        Robert L. Gerry, III.        Director (Principal
                                     Executive Officer)

By:   /s/  W. RUSSELL SCHEIRMAN    President, Chief Financial
    -----------------------------    Officer and Director
        W. Russell Scheirman         (Principal Financial
                                     Officer and Principal
                                     Accounting Officer)

By:     /s/  ROBERT H. ALLEN       Director
    -----------------------------
           Robert H. Allen

By:     /s/  WALTER W. GRIST       Director
    -----------------------------
           Walter W. Grist

By:     /s/  T. MICHAEL LONG       Director
    -----------------------------
           T. Michael Long

By: -----------------------------  Director
           Arne R. Nielsen

By: -----------------------------  Director
         Lawrence C. Tucker

By: -----------------------------  Director
       Virgil A. Walston, Jr.

   I, Robert L. Gerry, III being the Chairman of the Board and Chief Executive Officer, certify that:

   (1) I have reviewed the annual report on Form 10-KSB of VAALCO Energy, Inc. :

      (2) Based on my, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      (4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in new Rules 13a-14 and 15d-14) for the registrant and have:

          (i) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this annual report is being prepared;

         (ii) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        (iii) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      (5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent functions):

          (i) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      (6) The registrant's other certifying officer and I are have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003           By:   /s/  ROBERT L GERRY, III
                                   -----------------------------
                                     Chairman of the Board and
                                      Chief Executive Officer

   I, W. Russell Scheirman being the President and Chief Financial Officer, certify that:

   (1) I have reviewed the annual report on Form 10-KSB of VAALCO Energy, Inc. :

      (2) Based on my, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      (4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in new Rules 13a-14 and 15d-14) for the registrant and have:

          (i) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this annual report is being prepared;

         (ii) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        (iii) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      (5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent functions):

          (i) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      (6) The registrant's other certifying officer and I are have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003           By:   /s/  W. RUSSELL SCHEIRMAN
                                   -----------------------------
                                   President and Chief Financial
                                              Officer