Form 10KSB/A
period 2002-12-31
VAALCO ENERGY INC /DE/
filed 2003-04-09
CIK 894627

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                 FORM 10-KSBA

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

   Net cash provided by financing activities was $13.0 million consisting of borrowings of $20.0 million from the IFC and the 1818 Fund and $3.3 million from the sale of stock of VAALCO's subsidiary VAALCO International, Inc. This was offset by $10.0 million placed in escrow to guarantee the IFC loan. No net cash was provided by or used in financing activities for 2001.

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
                                                         ---------- ----------
    Total shares on an as converted, as exercised basis. 70,655,955 52,289,894
                                                         ========== ==========

--------
(1) The year 2002 share amounts includes 12,000,000 warrants that the Company expects to be cancelled upon repayment of the 1818 Fund Loan. Cash exercise of all warrants would result in payments of $14.7 million to the Company.

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

                                    Full
                                   Charter Company
                                   Payment  Share
                                   ------- -------
                                     $ thousands
                              2003 $18,516 $5,203
                              2004 $12,709 $3,571

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
                                                        =========             =====            =========

--------
(1) Excludes 19,500,000 warrants issued in connection with 1818 Fund loan with an exercise price of $0.50 per share

Item 12.  Certain Relationships and Related Transactions

   Information required by this item will be included in the Company's proxy statement for its 2002 annual meeting, which will be filed with the Commission within 120 days of December 31, 2002, and which is incorporated herein by reference.