Form 10QSB
period 2003-03-31
VAALCO ENERGY INC /DE/
filed 2003-05-15
CIK 894627

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------
                                   FORM 10-QSB
(Mark One)
    [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2003

    [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         Commission file number 0-20928

                                   ----------
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

          Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

          As of May 14, 2003, there were outstanding 21,216,649 shares of Common Stock, $.10 par value per share, of the registrant. In addition, as of such date there were outstanding 10,000 shares of Preferred Stock which are convertible into 27,500,000 shares of Common Stock.

          Transitional Small Business Disclosure Format (Check one)
                   Yes __ No X.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets (Unaudited)
  March 31, 2003 and December 31, 2002.....................................3
Statements of Consolidated Operations (Unaudited)
  Three months ended March 31, 2003 and 2002...............................4
Statements of Consolidated Cash Flows (Unaudited)
  Three Months ended March 31, 2003 and 2002...............................5
Notes to Consolidated Financial Statements.................................6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS.....................................10

PART II.  OTHER INFORMATION...............................................15

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
    (in thousands of dollars, except number of shares and par value amounts)

                                                                                MARCH 31,     December 31,
                                                                                  2003            2002
                                                                              ------------    ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                   $      4,561    $      7,724
  Funds in escrow                                                                   10,058          10,047
  Receivables:
    Trade                                                                            4,301           3,271
    Other                                                                            1,571           1,766
  Accounts with partners                                                               521           1,016
  Inventories (including $609 crude oil inventory in 2003)                           1,344             795
  Prepayments and other                                                                705             422
                                                                              ------------    ------------
    Total current assets                                                            23,061          25,041
                                                                              ------------    ------------
PROPERTY AND EQUIPMENT-SUCCESSFUL EFFORTS METHOD:
  Wells, platforms and other production facilities                                  24,196          22,532
  Undeveloped acreage                                                                  515             515
  Work in progress                                                                   2,274           2,274
  Equipment and other                                                                  134             127
                                                                              ------------    ------------
                                                                                    27,119          25,448
Accumulated depreciation, depletion and amortization                                (5,729)         (4,152)
                                                                              ------------    ------------
  Net property and equipment                                                        21,390          21,296
                                                                              ------------    ------------
OTHER ASSETS:
  Deferred tax asset                                                                   635             635
  Funds in escrow                                                                      798             797
  Other long-term assets                                                               729             794
                                                                              ------------    ------------
TOTAL                                                                         $     46,613    $     48,563
                                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                                    $      2,982    $      9,397
  Accounts with partners                                                             1,532           1,365
  Current portion of long term debt                                                  4,000           3,000
  Income taxes payable                                                                   1               -
                                                                              ------------    ------------
    Total current liabilities                                                        8,515          13,762
                                                                              ------------    ------------

DEFERRED TAX LIABILITIES                                                               251             252
LONG TERM DEBT                                                                      14,538          15,376
FUTURE ABANDONMENT COSTS                                                             2,761           3,294
                                                                              ------------    ------------
  Total liabilities                                                                 26,065          32,684
                                                                              ------------    ------------

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                                       1,073             681

STOCKHOLDERS' EQUITY:
  Convertible preferred stock, $25 par value, 500,000 shares authorized;
   10,000 shares issued and outstanding in 2003 and 2002                               250             250
  Common stock, $.10 par value, 100,000,000 authorized shares
   21,307,350 shares issued of which 90,701 are in the treasury in 2003,
   20,836,350 shares issued of which 5,395 were in the treasury in 2002              2,131           2,084
  Additional paid-in capital                                                        46,767          46,413
  Subscription receivable                                                             (569)           (569)
  Accumulated deficit                                                              (28,987)        (32,968)
  Less treasury stock, at cost                                                        (117)            (12)
                                                                              ------------    ------------
    Total stockholders' equity                                                      19,475          15,198
                                                                              ------------    ------------
TOTAL                                                                         $     46,613    $     48,563
                                                                              ============    ============

                 See notes to consolidated financial statements.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                   (Unaudited)
               (in thousands of dollars, except per share amounts)

                                                       Three Months Ended March 31,
                                                     --------------------------------
                                                          2003              2002
                                                     --------------    --------------
REVENUES:
  Oil and gas sales                                  $        8,549    $          144
                                                     --------------    --------------
    Total revenues                                            8,549               144
                                                     --------------    --------------

OPERATING COSTS AND EXPENSES:
  Production expenses                                         1,722                95
  Exploration expense                                            49                --
  Depreciation, depletion and amortization                    1,508                 5
  General and administrative expenses                           744               533
                                                     --------------    --------------
    Total operating costs and expenses                        4,023               633
                                                     --------------    --------------

OPERATING INCOME (LOSS)                                       4,526              (489)

OTHER INCOME (EXPENSE):
  Interest income                                                18                 9
  Interest expense                                             (588)               --
  Other, net                                                    (16)               (3)
                                                     --------------    --------------
    Total other income (expense)                               (586)                6
                                                     --------------    --------------
INCOME (LOSS) BEFORE TAXES, MINORITY INTEREST
 & CUMULATIVE EFFECT OF ACCOUNTING CHANGE                     3,940              (483)
Income tax expense                                            1,284                 2
                                                     --------------    --------------
INCOME (LOSS) BEFORE MINORITY INTEREST &
 CUMULATIVE EFFECT OF ACCOUNTING CHANGE                       2,656              (485)
Minority interest in earnings of subsidiaries                  (392)                1
Cumulative effect of accounting change                        1,717                --
                                                     --------------    --------------
NET INCOME (LOSS) ATTRIBUTABLE TO
 COMMON SHAREHOLDERS                                 $        3,981    $         (484)
                                                     ==============    ==============

BASIC INCOME (LOSS) PER COMMON SHARE BEFORE
 CUMULATIVE EFFECT OF ACCOUNTING CHANGE              $         0.11    $        (0.02)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE                         0.08                --
                                                     --------------    --------------
BASIC INCOME (LOSS) PER COMMON SHARE                 $         0.19    $        (0.02)
                                                     ==============    ==============

DILUTED INCOME (LOSS) PER COMMON SHARE BEFORE
 CUMULATIVE EFFECT OF ACCOUNTING CHANGE              $         0.03    $        (0.02)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE                         0.03                --
                                                     --------------    --------------
DILUTED INCOME (LOSS) PER COMMON SHARE               $         0.06    $        (0.02)
                                                     ==============    ==============

BASIC WEIGHTED AVERAGE
 COMMON SHARES OUTSTANDING                                   21,054            20,745
                                                     ==============    ==============

DILUTED WEIGHTED AVERAGE
 COMMON SHARES OUTSTANDING                                   69,299            20,745
                                                     ==============    ==============

                 See notes to consolidated financial statements.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)
                            (in thousands of dollars)

                                                                   Three Months Ended March 31,
                                                                --------------     --------------
                                                                     2003               2002
                                                                --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                             $        3,981     $         (484)
  Adjustments to reconcile net income (loss) to net cash
   provided (used in) operating activities:
    Depreciation, depletion and amortization                             1,508                  5
    Non-cash compensation expense                                          276                 --
    Amortization of debt discount                                          161                 --
    Exploration expense                                                     49                 --
    Cumulative effect of accounting change                              (1,717)                --
    Minority interest in earnings of subsidiary                            392                 (1)
  Change in assets and liabilities that provided (used) cash:
    Funds in escrow                                                         (1)            (5,565)
    Trade receivables                                                   (1,030)                42
    Accounts with partners                                                 662              4,228
    Other receivables                                                      195                 25
    Inventories                                                           (549)              (682)
    Prepayments and other                                                 (283)                 1
    Accounts payable and accrued liabilities                            (6,415)             3,618
    Income taxes payable                                                    (1)                 2
                                                                --------------     --------------
      Net cash provided by (used in) operating activities               (2,772)             1,189
                                                                --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Exploration Expense                                                      (49)                --
  Additions to property and equipment                                     (418)            (2,578)
  Other                                                                     66                  7
                                                                --------------     --------------
      Net cash used in investing activities                               (401)            (2,571)
                                                                --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of common stock                               125                 --
  Funds in escrow                                                          (10)                --
  Purchase of treasury shares                                             (105)                --
                                                                --------------     --------------
      Net cash provided by financing activities                             10                 --
                                                                --------------     --------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                 (3,163)            (1,382)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         7,724              9,804
                                                                --------------     --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $        4,561     $        8,422
                                                                ==============     ==============

Cash Income Taxes Paid                                          $        1,284     $           --
                                                                ==============     ==============

                 See notes to consolidated financial statements.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                   (Unaudited)

1.   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements of VAALCO Energy, Inc. and subsidiaries (collectively, "VAALCO" or the "Company"), included herein are unaudited, but include all adjustments consisting of normal recurring accruals which the Company deems necessary for a fair presentation of its financial position, results of operations and cash flows for the interim period. Such results are not necessarily indicative of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2002.

     VAALCO Energy, Inc., a Delaware corporation, is a Houston-based independent energy company principally engaged in the acquisition, exploration, development and production of crude oil and natural gas. VAALCO owns producing properties and conducts exploration activities as operator of consortiums internationally in Gabon and the Philippines. Domestically, the Company has interests in the Texas Gulf Coast area.

     VAALCO's subsidiaries holding interests in Gabon are VAALCO Energy (International), Inc., VAALCO Gabon (Etame), Inc. and VAALCO Production (Gabon), Inc. VAALCO's Philippine subsidiaries include Alcorn (Philippines) Inc., Alcorn (Production) Philippines Inc. and Altisima Energy, Inc. VAALCO Energy (USA), Inc. holds interests in certain properties in the United States.

2.   RECENT DEVELOPMENTS

     On September 8, 2002 the Company, as operator of the Etame Field offshore Gabon, commenced production from the field at an average rate of approximately of 14,500 BOPD. Production is from three subsea wells connected via flexible flowlines to a floating production storage and offloading tanker ("FPSO").

     To fund its share of the development costs, on April 19, 2002, the Company entered into a $10.0 million credit facility with the International Finance Corporation ("IFC"), a subsidiary of the World Bank. The credit facility required that the Company provide $10.0 million of cash collateral to secure borrowings under the facility until the "project completion date." The project completion date was generally defined as the date after which the field had produced at an average rate of 14,250 BOPD for at least 90 days and the estimated net proved reserves attributable to the field is at least 16.5 million barrels of oil. The Company borrowed $7.0 million of the $10.0 million that it used as cash collateral from the 1818 Fund, which owns a majority of the Company's common stock on a fully diluted basis. Another investor that is not affiliated with the Company provided the $3.0 million balance.

     The Company was notified by the IFC that the project completion date occurred on March 31, 2003. On April 1, 2003, the $10.0 million cash collateral posted by the Company was released. The $10.0 million of cash collateral was repaid to the 1818 Fund and the investor

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                   (Unaudited)

     on April 1, 2003. Also during April 2003, the Company paid accrued interest expense on the 1818 Fund loan of $0.7 million.

     In connection with the 1818 Fund loan, the Company issued warrants to purchase 15.0 million shares of its common stock to the 1818 Fund (7.5 million of which terminated when the loan was repaid on April 1, 2003). The Company issued the other lender warrants to purchase 4.5 million shares of common stock on the same terms as the warrants issued to the 1818 Fund (2.25 million of which terminated when the loan was repaid on April 1, 2003). As the Company only drew a total of $10.0 million under the loan facility, the 1818 Fund will be required to return an additional 2.25 million warrants. A total of 7.5 million warrants to purchase shares of common stock will remain outstanding associated with the loan transaction. The Company was carrying unamortized debt discount of $1.5 million associated with the issuance of the warrants at March 31, 2003, which amount will be expensed in connection with the repayment of the 1818 Fund loan in the second quarter of 2003.

3.   EARNINGS PER SHARE

     The weighted average common shares outstanding represent those of historical VAALCO for the applicable periods.

     The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 - "Earnings per Share," which establishes the requirements for presenting earnings per share ("EPS"). SFAS No. 128 requires the presentation of "basic" and "diluted" EPS on the face of the income statement. Basic EPS is calculated using the average number of common shares outstanding during each period. Diluted EPS assumes the conversion of preferred stock to common stock and the exercise of all stock options having exercise prices less than the average market price of the common stock using the treasury stock method. The Company's preferred stock is convertible into 27.5 million shares of common stock.

4.   FUTURE ABANDONMENT COSTS

     In August 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived assets. As required by SFAS No. 143, the Company adopted this new accounting standard on January 1, 2003. The statement requires the systematic, accretion and depreciation of future abandonment costs of tangible assets such as platforms, wells, service assets, pipelines, and other facilities. SFAS No. 143 requires that the fair value of a liability for an asset's retirement obligation be recorded in the period in which it is incurred if a reasonable estimate of fair value can be made, and that

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                   (Unaudited)

     the corresponding cost is capitalized as part of the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized.

     Pursuant to the January 1, 2003 adoption of SFAS No. 143 the Company:

          . recognized a gain during the first quarter of 2003 of $1.717 million for the cumulative effect of accounting change;

          . increased assets by $1.252 million to add the net asset retirement costs to the carrying costs of the Company's oil and gas properties;

          . reduced the accrued liability for future abandonment costs by $0.573 million to reflect the present day fair value of the asset retirement obligation ("ARO") liability;

          . increased accumulated depletion by $0.109 million to record prior period depletion of the ARO asset.

     Adopting SFAS No. 143 had no impact on our reported cash flows. During the quarter ending March 31, 2003, the company accrued $41,000 in ARO liabilities to reflect the fair value of the ARO at March 31, 2003.

5.   RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123," which addresses alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. During the first quarter of 2003, an officer of the company performed a cashless exercise of options for 221,000 shares, resulting in compensation expense of $276,250, which was recorded as general and administrative expense. The provisions of SFAS No. 148 had no material effect for the three months period ending March 31, 2003.

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

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                   (Unaudited)

     recognition provisions, unless they are later modified, but they are still required to be disclosed.

     The Company charters an FPSO for use in the Etame field, and as operator of the Etame field, guaranteed the charter payments through September 2004. The charter continues beyond that period unless one year's prior notice is given to the owner of the FPSO. The Company obtained several guarantees from its partners for their share of the charter payment. The Company's share of the charter payment is 28.1%. The estimated obligations for the full charter payment and the Company's share of the charter payments are as follows:

             $ thousands     Full Charter Payment     Company Share
                             --------------------     -------------
             2003            $             13,887     $       3,902
             2004            $             12,709     $       3,571

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

The Company participated in the development of the Etame Field, which the Company operates on behalf of a consortium of five companies offshore of the Republic of Gabon. Total cost of the development in 2002 was approximately $57.3 million ($17.4 million net to the Company inclusive of $1.5 million for the Company share of the Gabon Government carried 7.5% interest) to execute the development project. In 2002, substantially all of the Company's capital resources and personnel were dedicated to the completion of the development project. The Company has budgeted approximately $2.0 million in capital expenditures net to the Company in Gabon for 2003.

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

Successful Efforts Method of Accounting for Oil and Gas Activities

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

Costs of successful wells, development dry holes and leases containing productive reserves are capitalized and amortized on a unit-of-production basis over the life of the related reserves. For financial accounting purposes the Company adopted SFAS No. 143 - "Accounting for Asset Retirement Obligations" on January 1, 2003. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived assets. Other exploration costs, including geological and geophysical expenses applicable to undeveloped leasehold, leasehold expiration costs and delay rentals are expensed as incurred.

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

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Undeveloped acreage and Work in Progress

At March 31, 2003, the Company had undeveloped acreage on its balance sheet totaling $515,000, representing costs that are not being amortized pending evaluation of the respective leasehold for future development. The Company also had $2.3 million of work in progress primarily in the form a suspended well and seismic costs in Gabon. Unproved properties are assessed quarterly for impairment in value, with any impairment charged to expense.

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

In April 2002, the Company and its subsidiary that owns the Etame field entered into a $10.0 million credit facility with the IFC to partially finance its share of the development costs of the Etame field. The Company's subsidiary made an initial borrowing of $7.0 million in July 2002, and borrowed the balance of the loan in October 2002. Until the project completion date, the Company guaranteed the IFC loan and collateralized the loan with $10.0 million of cash deposited in escrow. Project completion required gross production from the project is 14,250 BOPD for 90 days, estimated net proved reserves attributable to the field is
16.5 million barrels of oil and additional financial and other covenants to be satisfied. The Company borrowed $7.0 million of the $10.0 million that it used as cash collateral from the 1818 Fund, which owns a majority of the Company's common stock on a fully diluted basis. Another investor that is not affiliated with the Company provided the $3.0 million balance.

The Company was notified by the IFC that the project completion date occurred on March 31, 2003. On April 1, 2003, the $10.0 million cash collateral posted by the Company was released. The $10.0 million of cash collateral was repaid to the 1818 Fund and the investor on April 1, 2003. Also in April 2003, the Company paid accrued interest expense on the 1818 Fund loan of $0.7 million.

In connection with the 1818 Fund loan, the Company issued warrants to purchase
15.0 million shares of its common stock to the 1818 Fund (7.5 million of which terminated when the loan was repaid on April 1, 2003). The Company issued the other lender warrants to purchase 4.5 million shares of common stock on the same terms as the warrants issued to the 1818 Fund (2.25 million of which terminated when the loan was repaid on April 1, 2003). As the Company only drew a total of $10.0 million under the loan facility, the 1818 Fund will be required to return an additional 2.25 million warrants. A total of 7.5 million warrants to purchase shares of common stock will remain outstanding associated with the loan transaction. Each warrant entitles the holder to purchase one share of Company common stock for $0.50 per share.

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Concurrent with the loan transaction, the Company sold 9.9% of the common stock of the Company's subsidiary that owns the Etame project to the non-affiliated lender for $3.3 million, which the Company used to finance a portion of the development costs of the field.

On September 8, 2002, the Company commenced production from the Etame field offshore Gabon. During the first quarter of 2003 the Company sold 1.09 million barrels (226,000 barrels net to the Company). The Company also produces oil from the Matinloc and Nido fields in the South China Sea, the Philippines. During the first quarter of 2003, total oil production from the fields was approximately 53,000 gross barrels (12,000 barrels net).

Substantially all of the Company's crude oil and natural gas is sold at the well head at posted or index prices under short-term contracts, as is customary in the industry. In Gabon, the Company markets its crude oil under an agreement with Shell Western Trading and Supply, Limited. The Company markets its share of Philippines crude oil under an agreement with Caltex, a local Philippines refiner. While the loss of these buyers might have a material effect on the Company in the near term, management believes that the Company would be able to obtain other customers for its crude oil.

Domestically, the Company produces from wells in Brazos County, Texas. The Company has access to several alternative buyers for oil and gas sales domestically.

RESULTS OF OPERATIONS

Three months ended March 31, 2003 compared to three months ended March 31, 2002

Revenues

Total revenues were $8.5 million for the three months ended March 31, 2003 compared to $144,000 for the comparable period in 2002. The increase in revenues was due to the startup of production from the Etame field in Gabon in September 2002.

Operating Costs and Expenses

     Total production expenses for the three months ended March 31, 2003 were $1.7 million compared to $95,000 in 2002 also reflecting the startup of operations at the Etame field. Production expenses exclude $609,000 of production costs which have been capitalized related to 111,000 net barrels of produced oil on board the FPSO, representing the Company's net share of crude oil inventory. Depreciation, depletion and amortization were $1.5 million compared to $5,000 in 2002. General and administrative expenses for the three months ended 2003 and 2002 were $744,000 and $533,000. General and administrative expenses in 2003 included $276,250 of compensation expense associated with the cashless exercise of stock options by an officer of the Company.

Other Income (Expense)

Interest income of $18,000 was received from amounts on deposit in 2003 compared to $9,000 in the quarter ended March 31, 2002. Interest expense and financing charges for the IFC loan

                      VAALCO ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

and the 1818 Fund loan amounted to $588,000 in the quarter ended March 31, 2003. The Company had no interest expense in the quarter ending March 31, 2002. The Company recognized a gain of $1.7 million in the first quarter of 2003 from the change in accounting principle associated with the adoption of SFAS No. 143 - "Accounting for Asset Retirement Obligations."

Income Taxes

Income taxes amounted to $1.3 million and $2,000 for the quarters ending March 31, 2003 and 2002 respectively. The income tax in 2003 was paid in Gabon associated with production from the Etame field. 2002 income tax was associated with activity in the Philippines.

Minority Interest

The Company incurred $392,000 in minority interest charges in the quarter ending March 31, 2003 associated with the VAALCO Energy (International), Inc. subsidiary that is 90.01% owned by the Company. A minority interest credit of $1,000 was incurred associated with minority interests in Altisima Energy in the Philippines in the quarter ended March 31, 2002.

Net Income (Loss)

Net income attributable to common stockholders for the three months ended March 31, 2003 was $4.0 million, compared to a net loss attributable to common stockholders of $484,000 for the same period in 2002. The net income in 2003 was due to the startup of the Etame field in September 2002. Net income included a $1.7 million one-time gain from the change in accounting principle associated with the adoption of SFAS No. 143 on January 1, 2003.

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

Dated May 15, 2003

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

Day: May 15, 2003

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

Day: May 15, 2003

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