Form 10QSB
period 2003-06-30
VAALCO ENERGY INC /DE/
filed 2003-08-14
CIK 894627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-20928

VAALCO Energy, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	76-0274813
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4600 Post Oak Place Suite 309 Houston, Texas	77027
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (713) 623-0801

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

As of August 13, 2003, there were outstanding 21,216,649 shares of Common Stock, $0.10 par value per share, of the registrant. In addition, as of such date there were outstanding 10,000 shares of Preferred Stock which are convertible into 27,500,000 shares of Common Stock.

Transitional Small Business Disclosure Format (Check one)

Yes ☐     No ☒

VAALCO ENERGY, INC. AND SUBSIDIARIES

Page
PART I. FINANCIAL INFORMATION

CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets (Unaudited)
June 30, 2003 and December 31, 2002	3
Statements of Consolidated Operations (Unaudited)
Three months and six months ended June 30, 2003 and 2002	4
Statements of Consolidated Cash Flows (Unaudited)
Six Months ended June 30, 2003 and 2002	5
Notes to Unaudited Consolidated Financial Statements	6

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11

PART II. OTHER INFORMATION	17

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands of dollars, except number of shares and par value amounts)

	June 30, 2003	December 31 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,283	$7,724
Funds in escrow	1,142	10,047
Receivables:
Trade	2,565	3,271
Other	1,275	1,766
Accounts with partners	362	1,016
Inventories (including $916 crude oil inventory in 2003)	1,652	795
Prepayments and other	939	422

Total current assets	14,218	25,041

PROPERTY AND EQUIPMENT-SUCCESSFUL EFFORTS METHOD:
Wells, platforms and other production facilities	24,116	22,532
Undeveloped acreage	515	515
Work in progress	2,289	2,274
Equipment and other	138	127

	27,058	25,448
Accumulated depreciation, depletion and amortization	(7,196)	(4,152)

Net property and equipment	19,862	21,296

OTHER ASSETS:
Deferred tax asset	635	635
Funds in escrow	800	797
Other long-term assets	661	794

TOTAL	$36,176	$48,563

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,535	$9,397
Accounts with partners	1,445	1,365
Current portion of long term debt	4,000	3,000
Income taxes payable	1	—

Total current liabilities	6,981	13,762

DEFERRED TAX LIABILITIES	251	252
LONG TERM DEBT	5,000	15,376
FUTURE ABANDONMENT COSTS	2,803	3,294

Total liabilities	15,035	32,684

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES	1,200	681
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $25 par value, 500,000 shares authorized; 10,000 shares issued and outstanding on June 30, 2003 and Dec. 31, 2002	250	250
Common stock, $.10 par value, 100,000,000 authorized shares 21,307,350 shares issued of which 90,701 are in the treasury on June 30 2003, 20,836,350 shares issued of which 5,395 were in the treasury Dec. 31, 2002	2,131	2,084
Additional paid-in capital	46,199	46,413
Subscription receivable	—	(569)
Accumulated deficit	(28,522)	(32,968)
Less treasury stock, at cost	(117)	(12)

Total stockholders’ equity	19,941	15,198

TOTAL	$36,176	$48,563

See notes to consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED OPERATIONS

(Unaudited)

(in thousands of dollars, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
REVENUES:
Oil and gas sales	$7,184	$328	$15,733	$472

Total revenues	7,184	328	15,733	472

OPERATING COSTS AND EXPENSES:
Production expenses	1,864	125	3,587	220
Exploration expense	73	9	122	9
Depreciation, depletion and amortization	1,509	102	3,017	107
General and administrative expenses	310	165	1,053	698

Total operating costs and expenses	3,756	401	7,779	1,034

OPERATING INCOME (LOSS)	3,428	(73)	7,954	(562)
OTHER INCOME (EXPENSE):
Interest income	18	36	37	45
Interest expense	(1,677)	—	(2,265)	—
Other, net	12	(7)	(5)	(10)

Total other income (expense)	(1,647)	29	(2,233)	35

INCOME (LOSS) BEFORE TAXES, MINORITY INTEREST & CUMULATIVE EFFECT OF ACCOUNTING CHANGE	1,781	(44)	5,721	(527)
Income tax expense	1,069	—	2,353	2

INCOME (LOSS) BEFORE MINORITY INTEREST & CUMULATIVE EFFECT OF ACCOUNTING CHANGE	712	(44)	3,368	(529)
Minority interest in earnings of subsidiaries	(247)	—	(639)	1
Cumulative effect of accounting change	—	—	1,717	—

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$465	$(44)	$4,446	$(528)

BASIC INCOME (LOSS) PER COMMON SHARE BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	$0.02	$(0.00)	$0.13	$(0.03)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	—	—	0.08	—

BASIC INCOME (LOSS) PER COMMON SHARE	$0.02	$(0.00)	$0.21	$(0.03)

DILUTED INCOME (LOSS) PER COMMON SHARE BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	$0.01	$(0.00)	$0.05	$(0.03)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	—	—	0.03	—

DILUTED INCOME (LOSS) PER COMMON SHARE	$0.01	$(0.00)	$0.08	$(0.03)

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	21,217	20,746	21,136	20,746

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	53,731	20,746	57,432	20,746

See notes to consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

(in thousands of dollars)

	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,446	$(528)
Adjustments to reconcile net income (loss) to net cash provided (used in) operating activities:
Depreciation, depletion and amortization	3,017	107
Non-cash compensation expense	276	—
Amortization of debt discount	1,624	—
Exploration expense	122	9
Cumulative effect of accounting change	(1,717)	—
Minority interest in earnings of subsidiary	639	(1)
Change in assets and liabilities that provided (used) cash:
Funds in escrow Trade receivables	(2 706)	(6,165 (25	) )
Accounts with partners	734	4,977
Other receivables	491	109
Inventories	(857)	(404)
Prepayments and other	(518)	(107)
Accounts payable and accrued liabilities	(7,863)	7,687
Income taxes payable	1	(29)

Net cash provided by operating activities	1,099	5,630

CASH FLOWS FROM INVESTING ACTIVITIES:
Exploration expense	(122)	(9)
Additions to property and equipment	(358)	(8,383)
Other	133	10

Net cash used in investing activities	(347)	(8,382)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	125	5
Receipt of funds in escrow	8,906	—
Debt repayment	(11,000)	—
Distribution to minority interest	(120)	—
Purchase of treasury shares	(104)	—

Net cash provided by (used in) financing activities	(2,193)	5

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,441)	(2,747)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,724	9,804

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,283	$7,057

SUPPLEMENTAL DISCLOSURE OF CASH FROM OPERATIONS
Cash income taxes paid	$2,353	$—

Cash interest paid	$909	$—

See notes to consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2003

(Unaudited)

1.	UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOUNTING POLICIES

The consolidated financial statements of VAALCO Energy, Inc. and subsidiaries (collectively, “VAALCO” or the “Company”), included herein are unaudited, but include all adjustments consisting of normal recurring accruals which the Company deems necessary for a fair presentation of its financial position, results of operations and cash flows for the interim period. Such results are not necessarily indicative of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2002, which also contains a summary of the significant accounting policies followed by the Company in the preparation of its consolidated financial statements. These policies were also followed in preparing the quarterly report included herein. The Company follows the successful efforts method of accounting for exploration expense.

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

VAALCO’s subsidiaries holding interests in Gabon are VAALCO Energy (International), Inc., VAALCO Gabon (Etame), Inc. and VAALCO Production (Gabon), Inc. VAALCO’s Philippine subsidiaries include Alcorn (Philippines) Inc., Alcorn (Production) Philippines Inc. and Altisima Energy, Inc. VAALCO Energy (USA), Inc. holds interests in certain properties in the United States.

2.	RECENT DEVELOPMENTS

Production from the Etame field offshore Gabon averaged over 14,500 BOPD during the second quarter on 2003. During the first quarter of 2003, a total of 1,074,000 barrels were sold (264,000 net barrels to the Company) from two liftings at an average price of $30.99. Two liftings occurred during the second quarter of 2003 totaling 1,083,000 gross barrels sold (265,000 net barrels) at an average price of $25.78. At June 30, 2003, there were 642,000 barrels in storage onboard the FPSO (167,000 barrels net), which were subsequently lifted and sold in the third quarter of 2003. The Company has a 28.1 percent working interest in the Etame field production costs, but for the six months ended June 30, 2003 received approximately 25 percent of production after deducting royalties.

During July 2003, a series of hydraulic line leaks occurred, resulting in two of the three wells shutting in until repairs could be made. The repairs were completed in July approximately two weeks after the shut-ins occurred. The production average for July was approximately 11,000 BOPD due to the effect of the temporary well shut downs. Production has been restored to approximately 15,000 BOPD after the repairs.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2003

(Unaudited)

To fund its share of the development costs, on April 19, 2002, the Company entered into a $10.0 million credit facility with the International Finance Corporation (“IFC”), a subsidiary of the World Bank. The Company repaid $1.0 million of the loan as called for under the facility repayment schedule during the second quarter of 2003.

The credit facility required that the Company provide $10.0 million of cash collateral to secure borrowings under the facility until the project completion date. The Company borrowed the $10.0 million that it used as cash collateral from the 1818 Fund and another investor that is not affiliated with the Company.

The Company was notified by the IFC that the project completion date occurred on March 31, 2003. On April 1, 2003, the $10.0 million cash collateral posted by the Company was released. The $10.0 million of cash collateral was repaid to the 1818 Fund and the investor on April 1, 2003. Also during April 2003, the Company paid accrued interest expense on the 1818 Fund loan of $0.7 million.

In connection with the 1818 Fund loan, the Company issued warrants to purchase 15.0 million shares of its common stock to the 1818 Fund (7.5 million of which terminated when the loan was repaid on April 1, 2003). The Company issued the other lender warrants to purchase 4.5 million shares of common stock on the same terms as the warrants issued to the 1818 Fund (2.25 million of which terminated when the loan was repaid on April 1, 2003). As the Company only drew a total of $10.0 million under the loan facility, the 1818 Fund will be required to return an additional 2.25 million warrants. In connection with the loan, a total of 7.5 million warrants to purchase shares of common stock will remain outstanding. The Company was carrying unamortized debt discount of $1.5 million associated with the issuance of the warrants at March 31, 2003. This amount was expensed in connection with the repayment of the 1818 Fund loan in the second quarter of 2003.

Production operations continued in the Philippines where 121,000 barrels of oil were produced during the first half of 2003 from the Matinloc and Nido fields.

3.	EARNINGS PER SHARE

The weighted average shares of common stock outstanding represent those of historical VAALCO for the applicable periods.

The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128—“Earnings per Share,” which establishes the requirements for presenting earnings per share (“EPS”). SFAS No. 128 requires the presentation of “basic” and “diluted” EPS on the face of the income statement. Basic EPS is calculated using the average number of shares of common stock outstanding during each period. Diluted EPS assumes the conversion of preferred stock to common stock and the exercise of all stock options having exercise prices less than the average market price of the

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2003

(Unaudited)

common stock using the treasury stock method. The Company’s preferred stock is convertible into 27.5 million shares of common stock.

Diluted Shares consist of the following:

Item	Three Months Ending June 30, 2003	Six Months Ending June 30, 2003
Basic weighted average Common Stock issued and outstanding	21,216,649	21,135,994
Preferred Stock convertible to Common Stock	27,500,000	27,500,000
Dilutive Warrants	4,235,075	7,871,495
Dilutive Options	779,746	924,629

Total Diluted Shares	53,731,470	57,432,118

4.	FUTURE ABANDONMENT COSTS

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived assets. As required by SFAS No. 143, the Company adopted this new accounting standard on January 1, 2003. The statement requires the systematic, accretion and depreciation of future abandonment costs of tangible assets such as platforms, wells, service assets, pipelines, and other facilities. SFAS No. 143 requires that the fair value of a liability for an asset’s retirement obligation be recorded in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the corresponding cost is capitalized as part of the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized.

Pursuant to the January 1, 2003 adoption of SFAS No. 143 the Company:

•	recognized a gain during the first quarter of 2003 of $1.7 million for the cumulative effect of accounting change;

•	increased assets by $1.3 million to add the net asset retirement costs to the carrying costs of the Company’s oil and gas properties;

•	reduced the accrued liability for future abandonment costs by $0.6 million to reflect the present day fair value of the asset retirement obligation (“ARO”) liability;

•	increased accumulated depletion by $0.1 million to record prior period depletion of the ARO asset.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2003

(Unaudited)

Adopting SFAS No. 143 had no impact on our reported cash flows. During the six months ending June 30, 2003, the Company accrued $83,000 in ARO liabilities to reflect the fair value of the ARO at June 30, 2003.

5.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB also issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001. SFAS No. 141 and 142 clarify that more assets should be distinguished and clarified between tangible and intangible. The staff of the SEC and the accounting industry are currently in discussion regarding the application of SFAS Nos. 141 and 142 to companies engaged in the oil and gas business. SFAS Nos. 141 and 142 may require oil and gas companies to classify contractual property rights (such as the Company’s concessions in Gabon and the Philippines and the Company’s leases in the United States) as intangible assets. Fee mineral interests would be classified as tangible assets. Consistent with industry practice, we have not classified contractual mineral rights as intangible assets. If it is ultimately determined that SFAS Nos. 141 and 142 require classification of contractual mineral rights as intangible assets, the Company’s oil and gas properties would be reduced by $59,000 and $59,000 and intangible assets would be increased by a like amount at December 31, 2002 and June 30, 2003, respectively, representing cost incurred from the effective date of June 30, 2001. The provisions of SFAS No. 141 and 142 impact only the balance sheet and associated footnote disclosures, and reclassifications necessary would not impact the Company’s cash flows or results of operations.

In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS No. 123,” which addresses alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. During the first quarter of 2003, an officer of the Company exercised options for 221,000 shares, resulting in a compensation expense of $276,250, which was recorded as general and administrative expense. The provisions of SFAS No. 148 had no material effect for the six months period ending June 30, 2003.

In November 2002, FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2003

(Unaudited)

Others,” elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. This Interpretation also incorporates, without change, the guidance in FIN No. 34, which is being superceded. As set forth in the interpretation, the disclosures required are designed to improve the transparency of the financial statement information about the guarantor’s obligations and liquidity risks related to guarantees issued. The fair values of guarantees entered into after December 31, 2002, must be recorded as a liability of the guarantor in its financial statements. Existing guarantees as of December 31, 2002 are grandfathered from the recognition provisions, unless they are later modified, but they are still required to be disclosed.

The Company charters an FPSO for use in the Etame field, and as operator of the Etame field, guaranteed the charter payments through September 2004. The charter continues beyond that period unless one year’s prior notice is given to the owner of the FPSO. The Company obtained several guarantees from its partners for their share of the charter payment. The Company’s share of the charter payment is 28.1%. The estimated obligations for the full charter payment and the Company’s share of the charter payments are as follows (in thousands of dollars):

Year	Full Charter Payment	Company Share
2003	$13,887	$3,902
2004	$12,709	$3,571

VAALCO ENERGY, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report includes “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements other than statements of historical fact included in this report (and the exhibits hereto), including without limitation, statements regarding the Company’s financial position and estimated quantities and net present values of reserves, are forward looking statements. The Company can give no assurances that the assumptions upon which such statements are based will prove to have been correct. Important factors that could cause actual results to differ materially from the Company’s expectations (“Cautionary Statements”) are disclosed in the section “Risk Factors” included in the Company’s Forms 10-KSB and other periodic reports filed under the Exchange Act, which are herein incorporated by reference. All subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified by the Cautionary Statements.

INTRODUCTION

The Company’s results of operations are dependent upon the difference between prices received for its oil and gas production and the costs to find and produce such oil and gas. Oil and gas prices have been and are expected in the future to be volatile and subject to fluctuations based on a number of factors beyond the control of the Company. The Company does not presently engage in any hedging activities and has no plans to do so.

The Company participated in the development of the Etame field, which the Company operates on behalf of a consortium of five companies offshore of the Republic of Gabon. In 2002, the total cost of the development was approximately $57.3 million ($17.4 million net to the Company inclusive of $1.5 million for the Company’s share of the Gabon Government carried 7.5% interest) to execute the development project. In 2002, substantially all of the Company’s capital resources and personnel were dedicated to the completion of the development project. The Company has budgeted approximately $2.0 million in capital expenditures net to the Company in Gabon for 2003 to drill one exploration well. A consortium plans to add one additional development well to the Etame field in early 2004. The Company is also required to participate in the drilling of a second exploration well by July 2004.

The Company’s production in the Philippines is from mature offshore fields with high production costs. The Company’s margin on sales from these fields (the price received for oil less the production costs for the oil) is lower than the margin on oil production from many other areas. As a result, the profitability of the Company’s production in the Philippines is affected more by changes in oil prices than production located in other areas.

The Company’s results of operations are also affected by currency exchange rates. While oil sales are denominated in U.S. dollars, operating costs in the Philippines and a portion of operating costs in Gabon are denominated in local currencies. An increase in the exchange rate

VAALCO ENERGY, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

of the local currencies to the dollar will have the effect of increasing operating costs while a decrease in the exchange rate will reduce operating costs.

A substantial portion of the Company’s oil production is located offshore of Gabon and the Philippines. In Gabon, the Company produces into a 1.1 million barrel FPSO and sells cargos to vessels of opportunity at spot market prices. In the Philippines, the Company produces into 10,000 to 15,000 barrel barges, which transport the oil to market. Due to weather and other factors in the Philippines, the Company’s production is generally highest during the first and fourth quarters of the year. Weather is not normally a factor affecting Gabon oil sales.

Undeveloped acreage and Work in Progress

At June 30, 2003, the Company had undeveloped acreage on its balance sheet totaling $515,000, representing costs that are not being amortized pending evaluation of the respective leasehold for future development. The Company also had $2.3 million of work in progress primarily in the form of a suspended well and seismic costs in Gabon. Unproved properties are assessed quarterly for impairment in value, with any impairment charged to expense.

CAPITAL RESOURCES AND LIQUIDITY

Historically, the Company’s primary source of capital resources has been from cash flows from operations, private sales of equity, borrowings and purchase money debt. During 2003, the Company anticipates participating in additional exploration opportunities on the Etame Block, which will be funded by cash flow from operations. Total capital expenditures for 2003 are budgeted to be $2.0 million net to the Company.

In April 2002, the Company entered into a $10.0 million credit facility with the IFC to partially finance its share of the development costs of the Etame field. The Company made an initial borrowing of $7.0 million in July 2002, and borrowed the balance of the loan in October 2002. Until the project completion date, the Company guaranteed the IFC loan and collateralized the loan with $10.0 million of cash deposited in escrow. The Company borrowed $7.0 million of the $10.0 million that it used as cash collateral from the 1818 Fund, which owns a majority of the Company’s common stock on a fully diluted basis. Another investor that is not affiliated with the Company provided the $3.0 million balance.

The Company was notified by the IFC that the project completion date occurred on March 31, 2003. On April 1, 2003, the $10.0 million cash collateral posted by the Company was released. The $10.0 million of cash collateral was repaid to the 1818 Fund and the investor on April 1, 2003. In April 2003, the Company paid accrued interest expense on the 1818 Fund loan of $0.7 million.

In connection with the 1818 Fund loan, the Company issued warrants to purchase 15.0 million shares of its common stock to the 1818 Fund (7.5 million of which terminated when the loan was repaid on April 1, 2003). The Company issued the other lender warrants to purchase 4.5 million shares of common stock on the same terms as the warrants issued to the 1818 Fund

VAALCO ENERGY, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(2.25 million of which terminated when the loan was repaid on April 1, 2003). As the Company only drew a total of $10.0 million under the loan facility, the 1818 Fund will be required to return an additional 2.25 million warrants. In connection with the loan, a total of 7.5 million warrants to purchase shares of common stock will remain outstanding. Each warrant entitles the holder to purchase one share of Company common stock for $0.50 per share.

Concurrent with the loan transaction, the Company sold 9.9% of the common stock of the Company’s subsidiary that owns the Etame project to the non-affiliated lender for $3.3 million. The Company used the sale proceeds to finance a portion of the development costs of the field.

On September 8, 2002, the Company commenced production from the Etame field offshore Gabon. During the six months ended June 30, 2003 the Company sold 2.17 million barrels (448,000 barrels net to the Company). There were 642,000 barrels in storage in the FPSO at June 30, 2003, (143,000 net to the Company). The Company also produces oil from the Matinloc and Nido fields in the South China Sea, the Philippines. During the first half of 2003, total oil production from the fields was approximately 121,000 gross barrels (26,000 barrels net).

Substantially all of the Company’s crude oil and natural gas is sold at the well head at posted or index prices under short-term contracts. In Gabon, the Company markets its crude oil under an agreement with Shell Western Trading and Supply, Limited. The Company markets its share of Philippines crude oil under an agreement with Caltex, a local Philippines refiner. While the loss of these buyers might have a material effect on the Company in the near term, management believes that the Company would be able to obtain other customers for its crude oil.

Domestically, the Company produces from wells in Brazos County, Texas. The Company has access to several alternative buyers for oil and gas sales domestically.

RESULTS OF OPERATIONS

Three months ended June 30, 2003 compared to three months ended June 30, 2002

Revenues

Total revenues were $7.2 million for the three months ended June 30, 2003 compared to $328,000 for the comparable period in 2002. The increase in revenues was due to the startup of production from the Etame field in Gabon in September 2002.

Operating Costs and Expenses

Total production expenses for the three months ended June 30, 2003 were $1.9 million compared to $125,000 in the three months ended June 30, 2002 also reflecting the startup of operations at the Etame field. Production expenses exclude $916,000 of capitalized production costs related to 143,000 net barrels of produced oil on board the FPSO. This oil represents the

VAALCO ENERGY, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company’s net share of crude oil inventory. Exploration expense was $73,000 for the three months ended June 30, 2003 compared to $9,000 in the comparable period in 2002. The increased exploration expenditures were associated with a seismic reprocessing effort that is under way in Gabon. Depreciation, depletion and amortization expenses were $1.5 million in the three months ended June 30, 2003 compared to $102,000 in the three months ended June 30, 2002. General and administrative expenses for the three months ended June 30, 2003 and 2002 were $310,000 and $165,000. The Company experienced higher general and administrative reimbursements in 2002 than in 2003 from partners in the Etame concession associated with higher levels of capital expenditures in 2002.

Other Income (Expense)

Interest income received on amounts on deposit was $18,000 in the three months ended June 30, 2003 compared to $36,000 in the three months ended June 30, 2002. Interest expense and financing charges for the IFC loan and the 1818 Fund loan amounted to $1.7 million in the quarter ended June 30, 2003, including $1.5 million of unamortized debt discount associated with the warrants issued in conjunction with the 1818 Loan, which was repaid ahead of schedule in the second quarter of 2003. The Company had no interest expense in the quarter ending June 30, 2002.

Income Taxes

Income taxes amounted to $1.1 million and $0 for the quarters ended June 30, 2003 and 2002 respectively. In 2003, the income tax was paid in Gabon.

Minority Interest

The Company incurred $247,000 in minority interest charges in the quarter ended June 30, 2003. These minority interest charges were associated with the VAALCO Energy (International), Inc. subsidiary that is 90.01% owned by the Company. $120,000 of this minority interest charge was distributed to the minority interest holder in the quarter ended June 30, 2003.

Net Income (Loss)

Net income attributable to common stockholders for the three months ended June 30, 2003 was $465,000, compared to a net loss attributable to common stockholders of $44,000 for the same period in 2002. The net income in 2003 was due to the startup of the Etame field in September 2002.

VAALCO ENERGY, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six months ended June 30, 2003 compared to six months ended June 30, 2002

Revenues

Total revenues were $15.7 million for the six months ended June 30, 2003 compared to $472,000 for the comparable period in 2002. The increase in revenues was due to the startup of production from the Etame field in Gabon in September 2002.

Operating Costs and Expenses

Total production expenses for the six months ended June 30, 2003 were $3.6 million compared to $220,000 in the six months ended June 30, 2002 also reflecting the startup of operations at the Etame field. Production expenses exclude $916,000 of capitalized production costs related to 143,000 net barrels of produced oil on board the FPSO. This oil represents the Company’s net share of crude oil inventory. Exploration expense was $122,000 for the six months ended June 30, 2003 compared to $9,000 in the comparable period in 2002. The increased exploration expenditures were associated with a seismic reprocessing effort that is under way in Gabon. Depreciation, depletion and amortization were $3.0 million in the six months ended June 30, 2003 compared to $107,000 in the six months ended June 30, 2002. General and administrative expenses for the six months ended June 30, 2003 and 2002 were $1.1 million and $698,000. The Company experienced higher general and administrative reimbursements in 2002 than in 2003 from partners in the Etame concession associated with higher levels of capital expenditures in 2002. General and administrative expenses in 2003 also included $276,250 of compensation expense associated with the exercise of stock options by an officer of the Company.

Other Income (Expense)

Interest income of $37,000 was received from amounts on deposit during the six months ended June 30, 2003 compared to $45,000 during the six months ended June 30, 2002. Interest expense and financing charges for the IFC loan and the 1818 Fund loan amounted to $2.3 million in the six months ended June 30, 2003. The amount included $1.6 million of debt discount associated with the warrants issued in conjunction with the 1818 Fund loan, which was repaid ahead of schedule in the second quarter of 2003. The Company had no interest expense in the six months ending June 30, 2002. The Company recognized a gain of $1.7 million in the six months ended June 30, 2003 from the change in accounting principle associated with the adoption of SFAS No. 143—“Accounting for Asset Retirement Obligations.”

Income Taxes

Income taxes amounted to $2.4 million and $2,000 for the six months ended June 30, 2003 and 2002 respectively. The income tax in the six months ended June 30, 2003 was paid in Gabon associated with production from the Etame field. Income tax for the six months ended June 30, 2002 was associated with activity in the Philippines.

VAALCO ENERGY, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Minority Interest

The Company incurred $639,000 in minority interest charges in the six months ended June 30, 2003 associated with the VAALCO Energy (International), Inc. subsidiary that is 90.01% owned by the Company. $120,000 of this minority interest charge was distributed to the minority interest owner in the second quarter of 2003. A minority interest credit of $1,000 was incurred associated with minority interests in Altisima Energy in the Philippines in the six months ended June 30, 2002.

Net Income (Loss)

Net income attributable to common stockholders for the six months ended June 30, 2003 was $4.4 million, compared to a net loss attributable to common stockholders of $528,000 for the same period in 2002. The net income in 2003 was due to the startup of the Etame field in September 2002. Net income included a $1.7 million one-time gain from the change in accounting principle associated with the adoption of SFAS No. 143 on January 1, 2003.

ITEM 3.    CONTROLS AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

(a)	Exhibits

3	Articles of Incorporation and Bylaws

3.1	Restated Certificate of Incorporation (incorporated by reference to exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed with the Commission on July 15, 1998, Reg. No. 333-59095).

3.2	Certificate of Amendment to Restated Certificate of Incorporation (incorporated by reference to exhibit 4.2 to the Company’s Registration Statement on Form S-3 filed with the Commission on July 15, 1998, Reg. No. 333-59095).

3.3	Bylaws (incorporated by reference to exhibit 4.3 to the Company’s Registration Statement on Form S-3 filed with the Commission on July 15, 1998, Reg. No. 333-59095).

3.4	Amendment to Bylaws (incorporated by reference to exhibit 4.4 to the Company’s Registration Statement on Form S-3 filed with the Commission on July 15, 1998, Reg. No. 333-59095).

3.5	Designation of Convertible Preferred Stock, Series A (incorporated by reference to exhibit 4.1 to the Company’s Report on Form 8-K filed with the Commission on May 6, 1998, File No. 000-20928)

Additional Exhibits

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

32.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

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
W. Russell Scheirman, President, Chief Financial Officer and Director (on behalf of the Registrant and as the principal financial officer)

Dated August 13, 2003

EXHIBIT INDEX

Exhibits

3.1	Restated Certificate of Incorporation (incorporated by reference to exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed with the Commission on July 15, 1998, Reg. No. 333-59095).

3.2	Certificate of Amendment to Restated Certificate of Incorporation (incorporated by reference to exhibit 4.2 to the Company’s Registration Statement on Form S-3 filed with the Commission on July 15, 1998, Reg. No. 333-59095).

3.3	Bylaws (incorporated by reference to exhibit 4.3 to the Company’s Registration Statement on Form S-3 filed with the Commission on July 15, 1998, Reg. No. 333-59095).

3.4	Amendment to Bylaws (incorporated by reference to exhibit 4.4 to the Company’s Registration Statement on Form S-3 filed with the Commission on July 15, 1998, Reg. No. 333-59095).

3.5	Designation of Convertible Preferred Stock, Series A (incorporated by reference to exhibit 4.1 to the Company’s Report on Form 8-K filed with the Commission on May 6, 1998, File No. 000-20928).

Additional exhibits

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

32.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002