Form 10QSB
period 2003-09-30
VAALCO ENERGY INC /DE/
filed 2003-11-13
CIK 894627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of November 13, 2003, there were outstanding 21,330,060 shares of Common Stock, $0.10 par value per share, of the registrant. In addition, as of such date there were outstanding 10,000 shares of Preferred Stock which are convertible into 27,500,000 shares of Common Stock.

Transitional Small Business Disclosure Format (Check one) Yes              No_x_.

VAALCO ENERGY, INC. AND SUBSIDIARIES

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands of dollars, except number of shares and par value amounts)

September 30, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,045
Funds in escrow	1,143
Receivables:
Trade	90
Other	905
Accounts with partners	1,198
Inventories (including $761 crude oil inventory)	1,822
Prepayments and other	902

Total current assets	18,105

PROPERTY AND EQUIPMENT-SUCCESSFUL EFFORTS METHOD:
Wells, platforms and other production facilities	24,253
Undeveloped acreage	255
Work in progress	862
Equipment and other	139

25,509
Accumulated depreciation, depletion and amortization	(9,030)

Net property and equipment	16,479

OTHER ASSETS:
Deferred tax asset	830
Funds in escrow	801
Other long-term assets	589

TOTAL	$36,804

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$2,659
Accounts with partners	1,298
Current portion of long term debt	4,000

Total current liabilities	7,957

DEFERRED TAX LIABILITIES	251
LONG TERM DEBT	4,000
FUTURE ABANDONMENT COSTS	2,845

Total liabilities	15,053

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES	1,249
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $25 par value, 500,000 shares authorized; 10,000 shares issued and outstanding	250
Common stock, $0.10 par value, 100,000,000 authorized shares 21,481,829 shares issued with 151,769 in treasury	2,148
Additional paid-in capital	46,348
Accumulated deficit	(28,070)
Less treasury stock, at cost	(174)

Total stockholders’ equity	20,502

TOTAL	$36,804

See notes to consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED OPERATIONS

(Unaudited)

(in thousands of dollars, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
REVENUES:
Oil and gas sales	$9,490	$199	$25,223	$671

Total revenues	9,490	199	25,223	671

OPERATING COSTS AND EXPENSES:
Production expenses	2,986	136	6,573	356
Exploration expense	1,882	48	2,004	57
Depreciation, depletion and amortization	1,876	40	4,893	147
General and administrative expenses	508	307	1,561	1,005

Total operating costs and expenses	7,252	531	15,031	1,565

OPERATING INCOME (LOSS)	2,238	(332)	10,192	(894)
OTHER INCOME (EXPENSE):
Interest income	22	44	59	89
Interest expense	(192)	(375)	(2,457)	(375)
Other, net	(24)	(22)	(29)	(32)

Total other income (expense)	(194)	(353)	(2,427)	(318)

INCOME (LOSS) BEFORE TAXES, MINORITY INTEREST & CUMULATIVE EFFECT OF ACCOUNTING CHANGE	2,044	(685)	7,765	(1212)
Income tax expense	1,444	—	3,797	2

INCOME (LOSS) BEFORE MINORITY INTEREST & CUMULATIVE EFFECT OF ACCOUNTING CHANGE	600	(685)	3,968	(1214)
Minority interest in earnings of subsidiaries	(149)	—	(788)	1
Cumulative effect of accounting change	—	—	1,717	—

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$451	$(685)	$4,897	$(1,213)

BASIC INCOME (LOSS) PER COMMON SHARE BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	$0.02	$(0.03)	$0.15	$(0.06)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	—	—	0.08	—

BASIC INCOME (LOSS) PER COMMON SHARE	$0.02	$(0.03)	$0.23	$(0.06)

DILUTED INCOME (LOSS) PER COMMON SHARE BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	$0.01	$(0.03)	$0.06	$(0.06)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	—	—	0.03	—

DILUTED INCOME (LOSS) PER COMMON SHARE	$0.01	$(0.03)	$0.09	$(0.06)

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	21,332	20,788	21,202	20,760

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	53,181	20,788	55,935	20,760

See notes to consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

(in thousands of dollars)

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,897	$(1,213)
Adjustments to reconcile net income (loss) to net cash provided (used in) operating activities:
Depreciation, depletion and amortization	4,893	147
Non-cash compensation expense	444	—
Amortization of debt discount	1,624	—
Exploration expense	2,004	57
Cumulative effect of accounting change	(1,717)	—
Minority interest in earnings of subsidiary	788	(1)
Change in assets and liabilities that provided (used) cash:
Funds in escrow	(3)	—
Trade receivables	3,181	37
Accounts with partners	(248)	(7,117)
Other receivables	861	43
Inventories	(1,028)	(1,015)
Prepayments and other	(481)	(161)
Accounts payable and accrued liabilities	(6,738)	12,128
Income taxes payable	(195)	(28)

Net cash provided by operating activities	8,282	2,877

CASH FLOWS FROM INVESTING ACTIVITIES:
Exploration expense	(235)	(57)
Additions to property and equipment	(577)	(15,509)
Other	205	(467)

Net cash used in investing activities	(607)	(16,033)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	—	15,215
Proceeds from the issuance of common stock in subsidiary and from issuance of warrants	—	4,637
Proceeds from issuance of common stock	125	—
Funds in escrow, net	8,904	(10,000)
Debt repayment	(12,000)	—
Distribution to minority interest	(220)	—
Purchase of treasury shares	(163)	—

Net cash (used in) provided by financing activities	(3,354)	9,852

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,321	(3,304)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,724	9,804

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,045	$6,500

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$3,992	$—

Interest paid	$1,137	$35

See notes to consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

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

During the third quarter of 2003, the Company completed the processing of seismic data acquired in late 2002, and has identified two exploration prospect locations on the Etame permit, and up to two new development well locations for the Etame field. The Company intends to spud the first of the two exploration locations in the fourth quarter of 2003. The Company expects to drill the second exploration location in the first half of 2004. The budget for the two exploration wells is $14.5 million ($4.4 million net to the Company).

The Company submitted a Phase 2 Development Plan for the Etame field to the Gabon government for approval in October 2003. The Company plans to drill one new development well in the Etame field in the first half of 2004. A second development well will be drilled based on the outcome of the first development well, most likely in 2005. The budget for adding the first development well is $28.8 million ($8.7 million net to the Company) and includes laying two new flowlines and umbilicals from the well site to the floating production, storage and offloading system (“FPSO”) onsite in the Etame field. The extra flowline and umbilical are to be laid with the first development well to eliminate the

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

(Unaudited)

need to mobilize lay vessel equipment when the second development well is drilled. The Company plans to use cash on hand and cash flow from operations to fund the planned exploration and development wells.

During the course of preparing the Phase 2 development plan in the third quarter of 2003, the Company determined that the Etame-2V well drilled in 1999 was not in a suitable location for completion in the Etame field. Accordingly, the Company has written off as non-cash Exploration Expense the $1.5 million expenditure associated with this well, which was previously carried as work in progress on the Company’s balance sheet. During the third quarter of 2003, a $260,000 non-cash write off was taken for leases that expired in Alabama and Mississippi that had been leased in association with an exploration program in those states.

During September 2003 the crude oil transport vessel used in the Philippines was placed into dry dock for refurbishment. In October 2003, the Company’s Philippines crude oil purchaser CalTex announced the closure of their refinery in the Philippines. The Company is in the process of negotiating with several potential new buyers in the Philippines and has shut in production until such time as the negotiations are completed.

To fund its share of the Etame field development costs, on April 19, 2002, the Company entered into a $10.0 million credit facility with the International Finance Corporation (“IFC”), a subsidiary of the World Bank. During the nine months ended September 30, 2003 the Company has repaid $2.0 million of the loan as called for under the facility repayment schedule.

The credit facility required that the Company provide $10.0 million of cash collateral to secure borrowings under the facility until the project completion date. The Company borrowed the $10.0 million that it used as cash collateral from the 1818 Fund II, L.L.P. (the “1818 Fund”) and another investor that is not affiliated with the Company.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

(Unaudited)

outstanding. The Company was carrying unamortized debt discount of $1.5 million associated with the issuance of the warrants at March 31, 2003. This amount was expensed in connection with the repayment of the 1818 Fund loan in the second quarter of 2003.

3.	EARNINGS PER SHARE

The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128 – “Earnings per Share,” which establishes the requirements for presenting earnings per share (“EPS”). SFAS No. 128 requires the presentation of “basic” and “diluted” EPS on the face of the income statement. Basic EPS is calculated using the average number of shares of common stock outstanding during each period. Diluted EPS assumes the conversion of preferred stock to common stock and the exercise of all stock options and warrants having exercise prices less than the average market price of the common stock using the treasury stock method. The Company’s preferred stock is convertible into 27.5 million shares of common stock.

Diluted Shares consist of the following:

Item	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
Basic weighted average Common Stock issued and outstanding	21,332,336	21,202,160
Preferred Stock convertible to Common Stock	27,500,000	27,500,000
Dilutive Warrants	3,766,916	6,436,652
Dilutive Options	581,749	796,222

Total Diluted Shares	53,181,001	55,935,034

4.	FUTURE ABANDONMENT COSTS

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

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

(Unaudited)

Pursuant to the Company’s January 1, 2003 adoption of SFAS No. 143, the Company:

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

Adopting SFAS No. 143 had no impact on our reported cash flows. During the nine months ending September 30, 2003, the Company accrued $125,000 in ARO liabilities to reflect the fair value of the ARO at September 30, 2003.

5.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB also issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001. SFAS Nos. 141 and 142 clarify that more assets should be distinguished and classified between tangible and intangible. The staff of the SEC and the accounting industry are currently in discussion regarding the application of SFAS Nos. 141 and 142 to companies engaged in the oil and gas business. SFAS Nos. 141 and 142 may require oil and gas companies to classify contractual property rights (such as the Company’s concessions in Gabon and the Philippines and the Company’s leases in the United States) as intangible assets. Fee mineral interests would be classified as tangible assets. Consistent with industry practice, we have not classified contractual mineral rights as intangible assets. If it is ultimately determined that SFAS Nos. 141 and 142 require classification of contractual mineral rights as intangible assets, the Company’s oil and gas properties would be reduced by $59,000 and intangible assets would be increased by a like amount at September 30, 2003 The provisions of SFAS No. 141 and 142 impact only the balance sheet and associated footnote disclosures, and reclassifications would not impact the Company’s cash flows or results of operations.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

(Unaudited)

In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure. SFAS No. 148 amends SFAS No. 123 “Accounting for Stock Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. During the nine months ending September 30, 2003, officers of the Company exercised options for 395,479 shares utilizing cashless provisions, resulting in a compensation expense of $443,749, which was recorded as a general and administrative expense. The provisions of SFAS No. 148 had no material effect on the Company’s financial position or results of operations for the nine months period ended September 30, 2002.

In November 2002, FASB issued Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. As set forth in the interpretation, the disclosures required are designed to improve the transparency of the financial statement information about the guarantor’s obligations and liquidity risks related to guarantees issued. The fair values of guarantees entered into after December 31, 2002, must be recorded as a liability in the financial statements of the guarantor. Existing guarantees as of December 31, 2002 are grandfathered from the recognition provisions, unless they are later modified, but they are still required to be disclosed.

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

This report includes “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements other than statements of historical fact included in this report (and the exhibits hereto), including without limitation, statements regarding the Company’s financial position and estimated quantities and net present values of reserves, and statements proceed by, followed by or that otherwise include the word “believe,” “expects,” “anticipates,” “intends,” “projects,” “target,” “goal,” “objective,” “should,” or similar expressions or variations of such expressions are forward looking statements. The Company can give no assurances that the assumptions upon which such statements are based will prove to have been correct. Important factors that could cause actual results to differ materially from the Company’s expectations (“Cautionary Statements”) include volatility of oil and gas prices, future production costs, future production quantities, operating hazards, and statement set forth in the section “Risk Factors” included in the Company’s Forms 10-KSB and other periodic reports filed under the Exchange Act, which are herein incorporated by reference. All subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified by the Cautionary Statements.

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

The Company participated in the development of the Etame field, which the Company operates on behalf of a consortium of five companies offshore of the Republic of Gabon. The Company has budgeted approximately $2.0 million in capital expenditures net to the Company in Gabon for 2003 to drill one exploration well. The consortium plans to add one additional development well to the Etame field in early 2004. The Company is also required to participate in the drilling of a second exploration well by July 2004. The budget for the second exploration well and the development well is $11.1 million of which approximately $1.3 million will be spent in the fourth quarter of 2003 and $9.8 million in 2004.

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

Production from the Etame field offshore Gabon averaged over 13,600 BOPD during the third quarter of 2003. During July 2003, a series of hydraulic line leaks occurred, resulting in two of the three wells being shut in until repairs could be made. The repairs were completed in July, approximately two weeks after the shut-ins occurred. The production average for July was approximately 11,000 BOPD due to the effect of the temporary well shut downs. Production has been restored to approximately 15,000 BOPD.

During the third quarter of 2003, a total of 1,346,000 barrels were sold (330,000 net barrels to the Company) from four liftings at an average price of $28.24 per barrel. The Company markets its crude oil in Gabon under an agreement with Shell Western Trading and Supply, Limited. At September 30, 2003, there were 538,000 barrels in storage onboard the FPSO (136,000 barrels net to the Company), which were subsequently lifted and sold in the fourth quarter of 2003. The Company has a 28.1 percent working interest in the Etame field production costs. However after deducting royalties for the nine months ended September 30, 2003, the Company received approximately 25 percent of production.

Production operations continued in the Philippines where 149,000 barrels of oil were produced during the first nine months of 2003 from the Matinloc and Nido fields. The Company’s production in the Philippines is from mature offshore fields with high production costs. The Company’s margin on sales from these fields (the price received for oil less the production costs for the oil) is lower than the margin on oil production from many other areas. As a result, the profitability of the Company’s production in the Philippines is affected more by changes in oil prices than production located in other areas. During September 2003 the crude oil transport vessel used in the Philippines was placed into dry dock for refurbishment. In October 2003, the Company’s Philippines crude oil purchaser CalTex announced the closure of their refinery in the Philippines. The Company is in the process of negotiating with several potential new buyers and has shut in production until such time as the negotiations are completed. While the loss of CalTex as a buyer might have a material effect on the Company in the near term, management believes that the Company should be able to obtain other customers for its crude oil.

Undeveloped Acreage and Work in Progress

During the course of preparing the Phase 2 development plan for the Etame field in the third quarter of 2003, the Company determined that the Etame-2V well drilled in 1999 was not in a suitable location for completion. Accordingly, the Company has written off as non-cash exploration expense the $1.5 million expenditure associated with this well, which was previously carried as Work in Progress on the Company’s balance sheet. During the third quarter of 2003 a $260,000 non-cash write off was taken for leases that expired in Alabama and Mississippi. At September 30, 2003, the Company had undeveloped acreage on its balance

VAALCO ENERGY, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

sheet totaling $255,000, representing costs that are not being amortized pending evaluation of the respective leasehold for future development. The Company also had $0.9 million of work in progress primarily in the form of seismic costs in Gabon. Unproved properties are assessed quarterly for impairment in value, with any impairment charged to expense.

CAPITAL RESOURCES AND LIQUIDITY

During the nine months ending September 30, 2003 the Company funded exploration and development operations in the Etame field with cash on hand and cash flow from operations. Total capital expenditures for 2003 are budgeted to be $3.3 million net to the Company and in 2004 total capital expenditures are budgeted to be $9.8 million.

In April 2002, the Company entered into a $10.0 million credit facility with the IFC to partially finance its share of the development costs of the Etame field. The Company made an initial borrowing of $7.0 million in July 2002, and borrowed the balance of the loan in October 2002. During the nine months ended September 30, 2003 the Company has repaid $2.0 million of the loan as called for under the facility repayment schedule. At September 30, 2003, the Company had an $8.0 million balance payable on the loan.

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

In connection with the 1818 Fund loan, the Company issued warrants to purchase 15.0 million shares of its common stock to the 1818 Fund (7.5 million of which terminated when the loan was repaid on April 1, 2003 and 2.25 million of which terminated when the Company limited borrowings under the facility to $10.0 million). The Company issued the other lender warrants to purchase 4.5 million shares of common stock on the same terms as the warrants issued to the 1818 Fund (2.25 million of which terminated when the loan was repaid on April 1, 2003). In connection with the loan, a total of 7.5 million warrants to purchase shares of common stock remain outstanding. Each warrant entitles the holder to purchase one share of Company common stock for $0.50 per share.

VAALCO ENERGY, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended September 30, 2003 compared to three months ended September 30, 2002

Revenues

Total revenues were $9.5 million for the three months ended September 30, 2003 compared to $199,000 for the comparable period in 2002. The increase in revenues was due to the commencement of production from the Etame field in Gabon in September 2002.

Operating Costs and Expenses

Total production expenses for the three months ended September 30, 2003 were $3.0 million compared to $136,000 in the three months ended September 30, 2002 also reflecting the commencement of operations at the Etame field. Production expenses in the third quarter of 2003 included approximately $0.2 million for the repair of the hydraulic leaks experienced in July, $0.4 million accrued for a domestic payment obligation under the Gabon Production Sharing Contract and $0.2 million for an annual payment to the Gabon merchant marines for the FPSO license. Production expenses exclude $761,000 of capitalized production costs related to 136,000 net barrels of produced oil on board the FPSO. This oil represents the Company’s net share of crude oil inventory.

Exploration expense was $1.9 million for the three months ended September 30, 2003 compared to $48,000 in the comparable period in 2002. During the third quarter of 2003, the Company determined that the Etame-2V well drilled in 1999 was not in a suitable location for completion. Accordingly, the Company has written off as non-cash exploration expense the $1.5 million expenditure associated with this well. Also during the third quarter, a $260,000 non-cash write off was taken for leases that expired in Alabama and Mississippi.

Depreciation, depletion and amortization expenses were $1.9 million in the three months ended September 30, 2003 compared to $40,000 in the three months ended September 30, 2002. General and administrative expenses for the three months ended September 30, 2003 and 2002 were $508,000 and $307,000, respectively. The Company recorded $168,000 in non-cash compensation expense associated with the cashless exercise of options by an officer in the third quarter of 2003.

Other Income (Expense)

Interest income received on amounts on deposit was $22,000 in the three months ended September 30, 2003 compared to $44,000 in the three months ended September 30, 2002. Interest expense and financing charges for the IFC loan were $0.2 million in the quarter ended September 30, 2003. The Company had interest expense of $0.4 million in the quarter ended September 30, 2002 associated with the IFC and 1818 Fund loans.

VAALCO ENERGY, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income Taxes

Income taxes amounted to $1.4 million and $0 for the quarters ended September 30, 2003 and 2002 respectively. In 2003, the income tax was paid in Gabon. The Company also paid $0.2 million in estimated alternative minimum tax in the quarter ending September 30, 2003, which was recorded as a deferred tax asset.

Minority Interest

The Company incurred $149,000 in minority interest charges in the quarter ended September 30, 2003. These minority interest charges were associated with the VAALCO Energy (International), Inc. subsidiary that is 90.01% owned by the Company. In the quarter ended September 30, 2003, $100,000 of this minority interest charge was distributed to the minority interest holder.

Net Income (Loss)

Net income attributable to common stockholders for the three months ended September 30, 2003 was $451,000, compared to a net loss attributable to common stockholders of $685,000 for the same period in 2002. The net income in 2003 was due to the commencement of the Etame field in September 2002.

Nine months ended September 30, 2003 compared to nine months ended September 30, 2002

Revenues

Total revenues were $25.2 million for the nine months ended September 30, 2003 compared to $671,000 for the comparable period in 2002. The increase in revenues was due to the commencement of production from the Etame field in Gabon in September 2002.

Operating Costs and Expenses

Total production expenses for the nine months ended September 30, 2003 were $6.6 million compared to $356,000 in the nine months ended September 30, 2002 also reflecting the commencement of operations at the Etame field. Production expenses in the nine months ending September 30, 2003 included approximately $0.2 million for the repair of the hydraulic leaks experienced in July, $0.4 million accrued for a domestic payment obligation under the Gabon Production Sharing Contract and $0.2 million for an annual payment to the Gabon merchant marines for the FPSO license. Production expenses exclude $761,000 of capitalized production costs related to 136,000 net barrels of produced oil on board the FPSO. This oil represents the Company’s net share of crude oil inventory.

VAALCO ENERGY, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Exploration expense was $2.0 million for the nine months ended September 30, 2003 compared to $57,000 in the comparable period in 2002. During the third quarter of 2003, the Company determined that the Etame-2V well drilled in 1999 was not in a suitable location for completion. Accordingly, the Company has written off as non-cash Exploration Expense the $1.5 million expenditure associated with this well. Also during the nine months ended September 30, 2003, a $260,000 non-cash write off was taken for leases that expired in Alabama and Mississippi. During 2003, the Company also undertook a seismic reprocessing effort in Gabon to delineate exploration and development prospects.

Depreciation, depletion and amortization were $4.9 million in the nine months ended September 30, 2003 compared to $147,000 in the nine months ended September 30, 2002. General and administrative expenses for the nine months ended September 30, 2003 and 2002 were $1.6 million and $1.0 million. The Company recorded $444,000 of non-cash compensation expense associated with the cashless exercise of options by officers in 2003. The Company also experienced lower overhead cost reimbursements in Gabon due to a smaller capital budget in the nine months ended September 30, 2003 as compared to the same period in 2002.

Other Income (Expense)

Interest income of $59,000 was received from amounts on deposit during the nine months ended September 30, 2003 compared to $89,000 during the nine months ended September 30, 2002. Interest expense and financing charges for the IFC loan and the 1818 Fund loan amounted to $2.5 million in the nine months ended September 30, 2003. The amount included $1.6 million of debt discount associated with the warrants issued in conjunction with the 1818 Fund loan, which was repaid ahead of schedule in the second quarter of 2003. The Company had $0.4 million of interest expense in the nine months ended September 30, 2002 associated with the IFC and 1818 Fund loans. The Company recognized a gain of $1.7 million in the nine months ended September 30, 2003 from the change in accounting principle associated with the adoption of SFAS No. 143 – “Accounting for Asset Retirement Obligations.”

Income Taxes

Income taxes amounted to $3.8 million and $2,000 for the nine months ended September 30, 2003 and 2002, respectively. The income tax in the nine months ended September 30, 2003 was paid in Gabon associated with production from the Etame field. Income tax for the nine months ended September 30, 2002 was associated with activity in the Philippines. The Company also paid $0.2 million in estimated alternative minimum tax in the nine months ended September 30, 2003, which was recorded as a deferred tax asset.

Minority Interest

The Company incurred $0.8 million in minority interest charges in the nine months ended September 30, 2003 associated with the VAALCO Energy (International), Inc. subsidiary that is 90.01% owned by the Company. In the nine months ended September 30, 2003, $220,000 of this minority interest charge was distributed to the minority interest. A minority interest credit of $1,000 was incurred associated with minority interests in Altisima Energy in the Philippines in the nine months ended September 30, 2002.

VAALCO ENERGY, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Income (Loss)

Net income attributable to common stockholders for the nine months ended September 30, 2003 was $4.9 million, compared to a net loss attributable to common stockholders of $1.2 million for the same period in 2002. The net income in the nine months ended September 30, 2003 was due to the startup of the Etame field in September 2002. Net income in the nine months ended September 30, 2003 included a $1.7 million one-time gain from the change in accounting principle associated with the adoption of SFAS No. 143 on January 1, 2003.

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

Dated November 13, 2003

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