Form 10KSB/A
period 2003-12-31
VAALCO ENERGY INC /DE/
filed 2004-04-28
CIK 894627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSBA

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

Common Stock, $.10 par value

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐ .

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB    ☒ .

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

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

Explanatory Note

This Form 10-KSBA is being filed solely to amend Item 11 of the Form 10-KSB. This information is being provided to correct certain immaterial errors to the Company’s beneficial stockholder table which was incorporated herein by reference from the Company’s proxy statement.

PART III

Item 11. Security	Ownership of Certain Beneficial Owners and Management

The table sets forth information with respect to the ownership of shares of Common Stock and Preferred Stock as of the April 12, 2004 by (i) each director and each executive officer of the Company, (ii) all executive officers and directors of the Company as a group and (iii) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock or Preferred Stock. To the Company’s knowledge, the persons indicated below have sole voting and investment power with respect to the shares indicated as owned by them, except as otherwise stated. The address for each director and executive officer is 4600 Post Oak Place, Suite 309, Houston, Texas 77027, unless otherwise indicated below or in the footnotes.

	Common Stock				Preferred Stock
Name of Beneficial Owner	Amount		Percent of Class	Percent Upon Conversion of Preferred Stock	Amount		Percent of Class
Directors:
Robert L. Gerry, III	1,790,077	(1)	8.1%	3.6%	—		—
W. Russell Scheirman	429,027	(2)	2.0%	*	—		—
Robert H. Allen	228,333	(3)	1.1%	*	—		—
Arne R. Nielsen	26,000	(4)	*	*	—		—
Lawrence C. Tucker	36,513,441	(5)	67.4%	67.4%	10,000	(4)	100%
T. Michael Long	36,513,441	(5)	67.4%	67.4%	10,000	(4)	100%
Walter W. Grist	—		—	—	—		—
Common Stock owned by all directors and executive officers as a group (7 persons)	38,986,878	(6)	77.8%	77.8%	10,000		100%
5% Stockholders:
Dorothy J. Alcorn
26 Meadow View Victoria, TX 77904	1,715,780		8.0%	3.5%	—		—
The 1818 Fund II, L.P
c/o Brown Brothers Harriman & Co. Fifty-Nine Wall Street New York, New York 10005	36,513,441	(7)	67.4%	67.4%	10,000		100%
MetLife, Inc
One Madison Avenue New York, New York 10010	1,164,400	(8)	5.4%	2.4%	—		—
Nissho Iwai Corporation
3-1, Daiba 2-chome Minato-ku, Tokyo 135-8655 JAPAN	2,250,000	(9)	9.5%	4.4%	—		—

*	Less than 1%.

(1)	Includes 666,666 shares that may be acquired subject to options exercisable within 60 days at $1.16 per share and 1,000,000 shares held in a trust of which Mr. Gerry is a trustee and beneficiary.

(2)	Includes 333,333 shares that may be acquired subject to options exercisable within 60 days at $1.16 per share.

(3)	Includes 108,333 shares that may be acquired subject to options exercisable within 60 days of which 100,000 are exercisable at $1.04 and 8,333 are exercisable at $1.16. Also includes 20,000 shares held by Mr. Allen’s spouse..

(4)	Includes 25,000 shares that may be acquired subject to options exercisable within 60 days at $1.04 per share.

(5)	Includes 27,500,000 shares issuable upon conversion of 10,000 shares of Preferred Stock and 5,250,000 shares that may be acquired within sixty days upon the exercise of warrants to purchase Common Stock at $0.50 per share. Messrs. Tucker and Long may each be deemed to beneficially own the shares of Common Stock and Preferred Stock held by The 1818 Fund II, L.P. (the “Fund”). Messrs. Tucker and Long have shared voting and investment power with respect to all of the shares that they are deemed to beneficially own. See note (7) below. The address of Messrs. Long and Tucker is 59 Wall Street, New York, New York 10005.

(6)	Includes 1,133,332 shares of Common Stock subject to options exercisable within 60 days and 27,500,000 shares of Common Stock issuable upon conversion of Preferred Stock.

(7)	Includes 27,500,000 shares issuable upon conversion of the 10,000 shares of Preferred Stock and 5,250,000 shares that may be acquired within sixty days upon the exercise of warrants to purchase Common Stock at $0.50 per share. The sole general partner of the Fund is Brown Brothers Harriman & Co., a New York limited partnership (“BBH&C”). By virtue of BBH&C’s relationship with the Fund, BBH&C may be deemed to beneficially own 36,513,441 shares of Common Stock and 10,000 shares of Preferred Stock. Lawrence C. Tucker and T. Michael Long are general partners of BBH&C. By virtue of a resolution adopted by BBH&C designating Messrs. Tucker and Long, or either of them, as the sole and exclusive partners of BBH&C having voting power (including the power to vote or to direct the voting) and investment power (including the power to dispose or to direct the disposition) with respect to the securities of the Company, each of Messrs. Long and Tucker may be deemed to beneficially own 36,513,441 shares of Common Stock and 10,000 shares of Preferred Stock. The Fund and BBH&C have shared voting and investment power with respect to all of the shares that they are deemed to beneficially own. The address of BBH&C is 59 Wall Street, New York, New York 10005. The preceding information is based on a Schedule 13D/A filed May 29, 1998, by the Fund, BBH&C and Messrs. Long and Tucker.

(8)	Based on a Schedule 13G, filed February 12, 2004, by MetLife, Inc. (“MetLife”) and its wholly-owned subsidiary, Metropolitan Life Insurance Company (“MLIC”) which states that MetLife and MLIC both have shared voting and investment power over 1,164,400 shares. In the Schedule 13G, MetLife and MLIC state that the shares were acquired for the benefit of separate account customers of MetLife and MLIC by their affiliate, State Street Research & Management Company, Inc., an investment advisor registered under Section 203 of the Investment Advisors Act. Both MetLife and MLIC disclaim beneficial ownership of these shares in the Schedule 13G.

(9)	Consists of 2,250,000 shares that may be acquired within sixty days upon the exercise of warrants to purchase Common Stock at $0.50 per share.