Form 10QSB
period 2004-03-31
VAALCO ENERGY INC /DE/
filed 2004-05-14
CIK 894627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of May 14, 2004, there were outstanding 21,455,060 shares of Common Stock, $0.10 par value per share, of the registrant. In addition, as of such date there were outstanding 10,000 shares of Preferred Stock which are convertible into 27,500,000 shares of Common Stock.

Transitional Small Business Disclosure Format (Check one)    Yes  ☐    No  ☒.

VAALCO ENERGY, INC. AND SUBSIDIARIES

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands of dollars, except number of shares and par value amounts)

	March 31, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,128	$22,995
Funds in escrow	1,146	2,144
Receivables:
Trade	15	58
Other	227	569
Crude oil inventory	1,027	586
Materials and supplies	513	593
Prepayments and other	1,045	582

Total current assets	26,101	27,527

PROPERTY AND EQUIPMENT-SUCCESSFUL EFFORTS METHOD:
Wells, platforms and other production facilities	24,010	24,218
Work in progress	5,737	1,905
Equipment and other	1,079	458

	30,826	26,581
Accumulated depreciation, depletion and amortization	(10,741)	(9,968)

Net property and equipment	20,085	16,613

OTHER ASSETS:
Deferred tax asset	975	920
Funds in escrow	802	801
Other long-term assets	451	506

TOTAL	$48,414	$46,367

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$6,848	$6,270
Accounts with partners	2,839	4,128
Current portion of long term debt	3,000	4,000
Income taxes payable	91	45

Total current liabilities	12,778	14,443

DEFERRED TAX LIABILITIES	—	40
LONG TERM DEBT	3,000	3,000
ASSET RETIREMENT OBLIGATIONS	2,704	2,663

Total liabilities	18,482	20,146

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES	2,102	1,667

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $25 par value, 500,000 shares authorized; 10,000 shares issued and outstanding	250	250
Common stock, $0.10 par value, 100,000,000 authorized shares 21,606,829 and 21,531,829 shares issued with 151,769 in treasury at March 31, 2004 and December 31, 2003, respectively	2,161	2,153
Additional paid-in capital	46,373	46,358
Accumulated deficit	(20,779)	(24,032)
Less treasury stock, at cost	(175)	(175)

Total stockholders’ equity	27,830	24,554

TOTAL	$48,414	$46,367

See notes to consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED OPERATIONS

(Unaudited)

(in thousands of dollars, except per share amounts)

	Three Months Ended March 31,
	2004	2003
REVENUES:
Oil and gas sales	$8,160	$8,549

Total revenues	8,160	8,549

OPERATING COSTS AND EXPENSES:
Production expenses	1,986	1,722
Exploration expense	116	49
Depreciation, depletion and amortization	814	1,508
General and administrative expenses	150	744

Total operating costs and expenses	3,066	4,023

OPERATING INCOME	5,094	4,526

OTHER INCOME (EXPENSE):
Interest income	52	18
Interest expense	(135)	(588)
Other, net	17	(16)

Total other income (expense)	(66)	(586)

INCOME BEFORE TAXES, MINORITY INTEREST & CUMULATIVE EFFECT OF ACCOUNTING CHANGE	5,028	3,940
Income tax expense	1,341	1,284

INCOME BEFORE MINORITY INTEREST & CUMULATIVE EFFECT OF ACCOUNTING CHANGE	3,687	2,656
Minority interest in earnings of subsidiaries	(434)	(392)
Cumulative effect of accounting change	—	1,717

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$3,253	$3,981

BASIC INCOME PER COMMON SHARE BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	$0.15	$0.11
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	—	0.08

BASIC INCOME PER COMMON SHARE	$0.15	$0.19

DILUTED INCOME PER COMMON SHARE BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	$0.06	$0.03
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	—	0.03

DILUTED INCOME PER COMMON SHARE	$0.06	$0.06

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	21,438	21,217

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	56,608	61,597

See notes to consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

(in thousands of dollars)

	Three months Ended March 31,
	2004	2003
OPERATING ACTIVITIES:
Net income	$3,253	$3,981
Depreciation, depletion and amortization	773	1,467
Non-cash compensation expense	—	276
Amortization of debt discount	—	161
Exploration expense	116	49
Cumulative effect of accounting change	—	(1,717)
Minority interest in earnings of subsidiary	434	392
Asset retirement accretion expense	41	41
Change in operating assets and liabilities:
Funds in escrow	(1)	(1)
Trade receivables	43	(1,030)
Accounts with partners	(1,289)	662
Other receivables	342	195
Crude oil inventory	(441)	(591)
Materials and supplies	80	42
Prepayments and other	(463)	(283)
Accounts payable and accrued liabilities	578	(6,415)
Income taxes payable	47	(1)
Deferred taxes	(95)	—

Net cash provided by (used in) operating activities	3,418	(2,772)

INVESTING ACTIVITIES:
Exploration expense	(116)	(49)
Additions to property and equipment	(4,245)	(418)
Other	55	66

Net cash used in investing activities	(4,306)	(401)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	23	125
Funds in escrow, net	998	(10)
Debt repayment	(1,000)	—
Purchase of treasury shares	—	(105)

Net cash provided by financing activities	21	10

NET CHANGE IN CASH AND CASH EQUIVALENTS	(867)	(3,163)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	22,995	7,724

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,128	$4,561

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$1,389	$1,284

Interest paid	$96	$—

See notes to consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2004

(Unaudited)

1.	UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOUNTING POLICIES

The consolidated financial statements of VAALCO Energy, Inc. and subsidiaries (collectively, “VAALCO” or the “Company”), included herein are unaudited, but include all adjustments consisting of normal recurring accruals which the Company deems necessary for a fair presentation of its financial position, results of operations and cash flows for the interim period. Such results are not necessarily indicative of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2003, which also contains a summary of the significant accounting policies followed by the Company in the preparation of its consolidated financial statements. These policies were also followed in preparing the quarterly report included herein. The Company follows the successful efforts method of accounting for exploration expense.

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

One April 30, 2004, the Company executed a purchase and sale agreement with it partners in the Philippines to sell all of its interests in Service Contract 6 and Service Contract 14, including the Matinloc and Nido fields. Terms of the sale include the assumption by the partners of the Company’s entire share of any abandonment, environmental or other liabilities whatsoever, associated with the Service Contracts. The Company will give its share of $1.1 million of funds held by the operator for working capital and abandonment liabilities (approximately $0.8 million) to the new operator. The acquisition is also subject to Philippines government approval. Because the sale is subject to governmental approval, the Company has not treated the Philippines operation as a discontinued operation, pending such approval.

3.	EARNINGS PER SHARE

The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128 – “Earnings per Share,” which establishes the

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2004

(Unaudited)

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

Diluted Shares consist of the following:

Item	Three Months Ended March 31, 2004
Basic weighted average Common Stock issued and outstanding	21,437,752
Preferred Stock convertible to Common Stock	27,500,000
Dilutive Warrants	5,585,159
Dilutive Options	2,084,685

Total Diluted Shares	56,607,596

4.	ASSET RETIREMENT OBLIGATION

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation (“ARO”) be recognized in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived assets. As required by SFAS No. 143, the Company adopted this new accounting standard on January 1, 2003. The statement requires the systematic, accretion and depreciation of future abandonment costs of tangible assets such as platforms, wells, service assets, pipelines, and other facilities. SFAS No. 143 requires that the fair value of a liability for an asset’s retirement obligation be recorded in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the corresponding cost is capitalized as part of the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. Adoption of SFAS 143 resulted in a $1.7 million gain due to the effect of the accounting change in 2003.

Adopting SFAS No. 143 had no impact on the Company’s reported cash flows. During the three months ending March 31, 2004 and 2003, the Company recognized $41,000 in accretion expense to reflect the fair value of the ARO.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2004

(Unaudited)

5.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB also issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001. SFAS Nos. 141 and 142 clarify that more assets should be distinguished and classified between tangible and intangible. The staff of the SEC and the accounting industry are currently in discussion regarding the application of SFAS Nos. 141 and 142 to companies engaged in the oil and gas business. SFAS Nos. 141 and 142 may require oil and gas companies to classify contractual property rights (such as the Company’s concessions in Gabon and the Philippines and the Company’s leases in the United States) as intangible assets. Fee mineral interests would be classified as tangible assets. Consistent with industry practice, we have not classified contractual mineral rights as intangible assets. If it is ultimately determined that SFAS Nos. 141 and 142 require classification of contractual mineral rights as intangible assets, the Company’s oil and gas properties would be reduced by $59,000 and intangible assets would be increased by a like amount at March 31, 2004. The provisions of SFAS No. 141 and 142 impact only the balance sheet and associated footnote disclosures, and reclassifications would not impact the Company’s cash flows or results of operations.

In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure. SFAS No. 148 amends SFAS No. 123 “Accounting for Stock Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. During the three months ending March 31, 2003, an officer of the Company exercised options for 221,000 shares, resulting in a compensation expense of $276,250, which was recorded as a general and administrative expense. The provisions of SFAS No. 148 had no material effect on the Company’s financial position or results of operations for the three months period ended March 31, 2004.

SFAS No. 123, “Accounting for Stock-Based Compensation” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value as determined by generally recognized option pricing models such as the Black-Scholes model or the binomial model. Because of the inexact and subjective nature of deriving non-freely traded employee stock option values using these methods, the Company has adopted the disclosure-only provisions of SFAS No. 123 and continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation cost has been recognized for the Company’s stock-based plans. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2004

(Unaudited)

for awards under those plans consistent with the optional method prescribed by SFAS No. 123, the Company’s net income and net income per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

Three Months Ended March 31,	2004	2003
Net income as reported	$3,253	$3,981
Deduct: Total stock based employee compensation expense	172	78

Proforma net income	$3,081	$3,903

Basic earnings per share
As reported	$0.15	$0.19
Pro forma	$0.14	$0.18
Diluted earnings per share
As reported	$0.06	$0.06
Pro forma	$0.05	$0.06

The total stock based employee compensation expense was determined under the fair value based method for all awards, net of related tax effects.

The effects of applying SFAS No. 123 in the disclosure may not be indicative of future amounts as additional awards in future years are anticipated.

The valuation of the options is based upon a Black-Scholes model assuming expected volatility of 38%, risk-free interest rate of 5.5%, expected life of options of 3 to 5 years, depending upon the award and expected dividend yield of 0%.

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

Year	Full Charter Payment	Company Share
2004	$13,533	$3,803
2005	$4,512	$1,268

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

The Company’s primary source of revenue was from the Etame field located offshore the Republic of Gabon. During the first quarter of 2004, the Etame field produced approximately 1.4 million barrels (0.3 million barrels net to the Company).

The Company operates the Etame field on behalf of a consortium of five companies offshore of the Republic of Gabon. The field was developed in 2002 at a total cost approximately $57.3 million ($17.4 million net to the Company inclusive of $1.5 million of the Company share of the Gabon Government carried 7.5% interest). The Etame field produces at approximately 14,500 to 15,000 BOPD.

On May 12, 2004, the Company spudded the Etame-5H well, which is a development well in the Etame field. This is the first of two development wells under the Phase 2 Development Plan for the Etame field which was approved by the Gabon government October 2003. The second development well will be drilled based on the outcome of the first development well. The budget for adding the first development well is $28.8 million ($8.7 million net to the Company) and includes laying two new flowlines and umbilicals from the well site to the floating production, storage and offloading system (“FPSO”) onsite in the Etame field. The extra flowline and umbilical are to be laid with the first development well to eliminate the need to mobilize lay vessel equipment when the second development well is drilled. The Company plans to use cash on hand and cash flow from operations to fund the planned exploration and development wells.

VAALCO ENERGY, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company drilled an exploration well commencing in December 2003 and reaching total depth in January 2004. The well, the Ebouri No. 1, resulted in a new Gamba sand discovery. Two sidetracks were performed to delineate the discovery, each of which logged a comparable amount of oil pay in the Gamba. The Company is performing economic studies to determine the feasibility of developing the discovery. The Company intends to spud a second exploration well on a separate structure in the second quarter of 2004. The budget for the two exploration wells is $14.5 million ($4.4 million net to the Company).

The Company’s production in the Philippines is from mature offshore fields with high production costs. The Company’s margin on sales from these fields (the price received for oil less the production costs for the oil) is lower than the margin on oil production from many other areas. As a result, the profitability of the Company’s production in the Philippines is affected more by changes in oil prices than production located in other areas. The Company entered into a purchase and sale agreement, subject to Philippines government approval, to sell all of its Philippines interests to its partners.

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

CAPITAL RESOURCES AND LIQUIDITY

Cash Flows

Net cash provided by operating activities for the three months ended March 31, 2004 was $3.4 million, as compared to $2.8 million used in operations for the three months ended March 31, 2003. Net funds provided by operations in 2004 included net income of $3.3 million, non-cash depreciation, depletion and amortization of $0.8 million, minority interest add back of $0.4 million and working capital decreases of $1.2 million. The working capital decrease was as a result of a reduction in advances from partners and increases in crude oil inventory associated with the Etame field operations in Gabon. In 2003, net cash used by operating activities included net income of $4.0 million, non-cash depreciation, depletion and amortization of $1.5 million, a reduction for the effect of accounting change of $1.7 million and add back of minority interest of $0.4 million. Working capital decreases totaled $7.4 million, including $6.4 million reduction in accounts payable, and $1.0 million increase in accounts receivable.

VAALCO ENERGY, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net cash used in investing activities for the quarter ended March 31, 2004 was $4.3 million, as compared to net cash used in investing activities of $0.4 million for the quarter ended March 31, 2003. In 2004, the Company added to its investment in Gabon by participating in the Ebouri No. 1 exploration well and by purchasing equipment for the upcoming drilling campaign. The Ebouri No. 1 well has been suspended as a discovery well and is classified as work in progress. In 2003, the Company invested $0.4 million to fund its share of ongoing investments in the Etame Block.

In the quarter ended March 31, 2004, net cash provided by financing activities was $21,000 consisting of $1.0 million of debt reduction, offset by the release of $1.0 million of funds in escrow associated with the Ebouri No. 1 drilling program. Net cash provided by financing activities in the quarter ended March 31, 2003 was $10,000 consisting of $0.1 million proceeds from the issuance of common stock, offset by $0.1 million spent to purchase treasury shares.

Capital Expenditures

During the quarter ended March 31, 2004 the Company spent $4.2 million on activities associated with the Phase 2 development and to drill of the Ebouri No. 1 exploration well. During 2004, the Company anticipates participating in additional exploration and development opportunities on the Etame Block, which will be funded by cash flow from operations. Total Phase 2 development and exploration capital expenditures for 2004 are budgeted to be approximately $12.0 million net to the Company of which approximately $7.8 million remains to be spent as of March 31, 2004.

Historically, the Company’s primary sources of capital resources has been from cash flows from operations, private sales of equity, borrowings and purchase money debt. At March 31, 2004 the Company had cash balances of $22.1 million. The Company believes that this cash balance combined with cash flow from operations will be sufficient to fund the Company’s remaining 2004 capital expenditure budget of approximately $7.8 million, required debt repayments of $3.0 million and additional investments in working capital resulting from potential growth. As operator of the Etame field, the Company enters into project related activities on behalf of its working interest partners. The Company generally obtains advances from it partners prior to significant funding commitments.

To fund its share of the Phase 1 Etame field development costs, on April 19, 2002, the Company entered into a $10.0 million credit facility with the International Finance Corporation (“IFC”), a subsidiary of the World Bank. To date the company has repaid $4.0 million of the loan as called for under the facility repayment schedule.

On September 8, 2002, the company commenced production from the Etame field offshore Gabon. Through March 31, 2004 total field production sold was 7.5 million bbls (1.8 million bbls net to the Company). The Company also produces oil from the Matinloc and Nido fields in the South China Sea, the Philippines.

VAALCO ENERGY, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Substantially all of the Company’s crude oil and natural gas is sold at the well head at posted or index prices under short-term contracts, as is customary in the industry. In Gabon, the Company markets its crude oil under and agreement with Shell Western Trading and Supply, Limited. In the Philippines, for most of 2003, the Company marketed its crude oil in the Philippines under an agreement with Caltex. In October 2003, Caltex announced the closure of its refinery in the Philippines. Subsequently, the Company signed a contract with Shell Oil to sell crude production from its Philippines oil fields with sales commencing April 2004. While the loss of Shell Oil as a buyer might have a material adverse effect on the Company in the near term, management believes that the Company would be able to obtain other customers for its crude oil.

Domestically, the Company produces from wells in Brazos County, Frio County and Dimmit County, Texas. Domestic production is sold via separate contracts for oil and gas. The Company has access to several alternative buyers for oil and gas sales domestically.

Contractual Obligations

In addition to its lending relationships and obligations, the Company has contractual obligations under operating leases. The table below summarizes these obligations and commitments at March 31, 2004 (in thousands):

Payment Period

$thousands	Remainder of 2004		2005	2006	Thereafter
Long Term Debt	2,250		2,250	1,250	250
Operating Leases	13,900	[1]	4,583	144	156

1.	The Company is Guarantor of a lease for an FPSO utilized in Gabon, which represents $13,533,000 of the 2004 obligations. The Company can cancel the lease anytime with 12 month prior notice. Approximately 72% of the payment is co-guaranteed by the Company’s partners in Gabon.

RESULTS OF OPERATIONS

Three months ended March 31, 2004 compared to three months ended March 31, 2003

Revenues

Total revenues were $8.2 million for the three months ended March 31, 2004 compared to $8.5 million for the comparable period in 2003. The company sold approximately 265,000 net barrels oil equivalent at an average price of $30.83 in 2004. In 2003, the Company sold approximately 284,000 barrels at an average price of $30.14 per barrel. The lower oil sales in 2004 are primarily due to timing differences associated with liftings from the Etame field.

Operating Costs and Expenses

Total production expenses for the three months ended March 31, 2004 were $2.0 million compared to $1.7 in the three months ended March 31, 2003. Production expenses in the first quarter of 2004 included approximately $0.3 million accrued for a domestic payment obligation under the Gabon Production Sharing Contract.

VAALCO ENERGY, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Exploration expense was $116,000 for the three months ended March 31, 2004 compared to $49,000 in the comparable period in 2003. Exploration expense in both periods was for seismic reprocessing.

Depreciation, depletion and amortization expenses were $0.8 million in the three months ended March 31, 2004 compared to $1.5 million in the three months ended March 31, 2003. The lower deprecation, depletion and amortization expenses in 2004 reflect the effects of the increase in reserves booked to the Etame field at year end 2003. General and administrative expenses for the three months ended March 31, 2004 and 2003 were $151,000 and $744,000, respectively. In 2004, the company benefited from overhead reimbursement associated with ongoing capital expenditures on the Etame block. The Company recorded $276,250 in non-cash compensation expense associated with the cashless exercise of options by an officer in the first quarter of 2003.

Other Income (Expense)

Interest income received on amounts on deposit was $52,000 in the three months ended March 31, 2004 compared to $18,000 in the three months ended March 31, 2003. Interest expense and financing charges for the IFC loan were $135,000 in the quarter ended March 31, 2004. The Company had interest expense of $588,000 in the quarter ended March 31, 2003 associated with the IFC and 1818 Fund loans.

Income Taxes

Income taxes amounted to $1.3 million and $1.3 million for the quarters ended March 31, 2004 and 2003 respectively. In both periods, the income tax was paid in Gabon. The Company also paid $0.1 million in estimated alternative minimum tax in the quarter ending March 31, 2004, which was recorded as a deferred tax asset.

Minority Interest

The Company incurred $434,000 in minority interest charges in the quarter ended March 31, 2004. These minority interest charges were associated with the VAALCO Energy (International), Inc. subsidiary that is 90.01% owned by the Company. In the quarter ended March 31, 2003, minority interest charges of $392,000 were incurred.

Cumulative Effect of Accounting Change

In the quarter ended March 31, 2003 the Company experienced a one time gain of $1.7 million associated with the adoption of SFAS No. 143 “Accounting for Asset Retirement Obligations.”

Net Income (Loss)

Net income attributable to common stockholders for the three months ended March 31, 2004 was $3.3 million, compared to net income attributable to common stockholders of $4.0 million for the same period in 2003. In 2003, the Company benefited from the one time gain of $1.7 million associated with the adoption of SFAS No. 143

VAALCO ENERGY, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3. CONTROLS AND PROCEDURES

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
W. Russell Scheirman, President, Chief Financial Officer and Director (on behalf of the Registrant and as the principal financial officer)

Dated: May 14, 2004

EXHIBIT INDEX

Exhibits

3.1	Restated Certificate of Incorporation (incorporated by reference to exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed with the Commission on July 15, 1998, Reg. No. 333-59095).

3.2	Certificate of Amendment to Restated Certificate of Incorporation (incorporated by reference to exhibit 4.2 to the Company’s Registration Statement on Form S-3 filed with the Commission on July 15, 1998, Reg. No. 333-59095).

3.3	Bylaws (incorporated by reference to exhibit 4.3 to the Company’s Registration Statement on Form S-3 filed with the Commission on July 15, 1998, Reg. No. 333-59095).

3.4	Amendment to Bylaws (incorporated by reference to exhibit 4.4 to the Company’s Registration Statement on Form S-3 filed with the Commission on July 15, 1998, Reg. No. 333-59095).

3.5	Designation of Convertible Preferred Stock, Series A (incorporated by reference to exhibit 4.1 to the Company’s Report on Form 8-K filed with the Commission on May 6, 1998, File No. 000-20928).

Additional exhibits

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.