Form 10QSB
period 2004-06-30
VAALCO ENERGY INC /DE/
filed 2004-08-13
CIK 894627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

(Issuer’s telephone number, including area code) (713) 623-0801

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

As of August 13, 2004, there were outstanding 30,621,726 shares of Common Stock, $0.10 par value per share, of the registrant. In addition, as of such date there were outstanding 6,666-2/3 shares of Preferred Stock which are convertible into 18,333,334 shares of Common Stock.

Transitional Small Business Disclosure Format (Check one)    Yes  ☐    No  ☒.

VAALCO ENERGY, INC. AND SUBSIDIARIES

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands of dollars, except number of shares and par value amounts)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$22,488	$22,995
Funds in escrow	1,147	2,144
Receivables:
Trade	7	58
Accounts with partners	1,644	—
Other	279	449
Crude oil inventory	1,173	586
Materials and supplies	197	271
Prepayments and other	1,203	533
Current assets of discontinued operations	87	491

Total current assets	28,225	27,527

Property and equipment – successful efforts method:
Wells, platforms and other production facilities	22,706	23,393
Work in progress	11,709	1,905
Equipment and other	1,119	593

	35,534	25,891
Accumulated depreciation, depletion and amortization	(10,974)	(9,282)

Net property and equipment	24,560	16,609

Other assets:
Deferred tax asset	1,025	920
Funds in escrow	803	801
Long term assets of discontinued operations	—	14
Other long-term assets	401	496

TOTAL	$55,014	$46,367

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$12,214	$6,019
Accounts with partners	—	3,015
Current portion of long term debt	2,750	4,000
Current liabilities of discontinued operations		1,364
Income taxes payable	—	45

Total current liabilities	14,964	14,443

Long term liabilities of discontinued operations	—	1,538
Long term debt	2,500	3,000
Asset retirement obligations	1,200	1,165

Total liabilities	18,664	20,146

Commitments and contingencies:
Minority interest in consolidated subsidiaries	2,665	1,667

Stockholders’ equity:
Convertible preferred stock, $25 par value, 500,000 shares authorized; 10,000 shares issued and outstanding	250	250
Common stock, $0.10 par value, 100,000,000 authorized shares 21,606,829 and 21,531,829 shares issued with 151,769 in treasury at June 30, 2004 and December 31, 2003, respectively	2,161	2,153
Additional paid-in capital	46,373	46,358
Accumulated deficit	(14,924)	(24,032)
Less treasury stock, at cost	(175)	(175)

Total stockholders’ equity	33,685	24,554

TOTAL	$55,014	$46,367

See notes to consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED OPERATIONS

(Unaudited)

(in thousands of dollars, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues:
Oil and gas sales	$11,608	$6,955	$19,768	$15,312

Total revenues	11,608	6,955	19,768	15,312

Operating costs and expenses:
Production expenses	2,181	1,724	4,128	3,269
Exploration expense	26	73	142	122
Depreciation, depletion and amortization	914	1,508	1,727	3,017
General and administrative expenses	220	229	208	876

Total operating costs and expenses	3,341	3,534	6,205	7,284

Operating income	8,267	3,421	13,563	8,028

Other income (expense):
Interest income	52	17	100	32
Interest expense	(122)	(1,677)	(257)	(2,265)
Other, net	27	28	55	6

Total other income (expense)	(43)	(1,632)	(102)	(2,227)

Income from continuing operations before income taxes, minority interest and cumulative effect of accounting change	8,224	1,789	13,461	5,801
Income tax expense	1,936	1,069	3,280	2,353

Income from continuing operations before minority interest and cumulative effect of accounting change	6,288	720	10,181	3,448
Discontinued operations: (Note 6)
Income (loss) from discontinued operations net of tax	146	(8)	(60)	(80)
Income from gain on disposal of discontinued operations	83	—	83	—

Income (loss) on discontinued operations	229	(8)	23	(80)
Minority interest in earnings of subsidiaries	(662)	(247)	(1,096)	(639)
Cumulative effect of accounting change	—	—	—	1,717

Net income attributable to common shareholders	$5,855	$465	$9,108	$4,446

Basic income per common share from continuing operations before cumulative effect of accounting change	$0.26	$0.02	$0.42	$0.13
Income from discontinued operations	0.01	—	—	—
Cumulative effect of accounting changes	—	—	—	0.08

Basic income per common share	$0.27	$0.02	$0.42	$0.21

Diluted income per common share from continuing operations before cumulative effect of accounting change	$0.10	$0.01	$0.16	$0.05
Income from discontinued operations	—	—	—	—
Cumulative effect of accounting changes		—	—	0.03

Diluted income per common share	$0.10	$0.01	$0.16	$0.08

Basic weighted shares outstanding	21,455	21,217	21,446	21,136

Diluted weighted average common shares outstanding	56,560	53,731	56,584	57,432

See notes to consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

(in thousands of dollars)

	Six months Ended June 30,
	2004	2003
Operating activities:
Net income	$9,108	$4,446
Depreciation, depletion and amortization	1,693	2,973
Non-cash compensation expense	—	276
Amortization of debt discount	—	1,624
Exploration expense	142	122
Cumulative effect of accounting change	—	(1,717)
Minority interest in earnings of subsidiary	1,098	639
Asset retirement accretion expense	35	44
Gain on sale of assets	(83)	—
Change in operating assets and liabilities:
Funds in escrow	(2)	(2)
Trade receivables	51	706
Accounts with partners	(5,869)	734
Other receivables	204	491
Crude oil inventory	(587)	(307)
Materials and supplies	75	(550)
Prepayments and other	(635)	(518)
Accounts payable and accrued liabilities	2,989	(7,863)
Income taxes payable	(45)	1
Deferred taxes	(145)	—

Net cash provided by (used in) operating activities	8,029	1,099

Investing activities:
Discontinued operations transaction expense	(980)	—
Exploration expense	(142)	(122)
Additions to property and equipment	(6,689)	(358)
Other	105	133

Net cash used in investing activities	(7,706)	(347)

Financing activities:
Proceeds from the issuance of common stock	23	125
Funds in escrow, net	997	8,906
Debt repayment	(1,750)	(11,000)
Distribution to minority interest	(100)	(120)
Purchase of treasury shares	—	(104)

Net cash used in financing activities	(830)	(2,193)

Net change in cash and cash equivalents	(507)	(1,441)

Cash and cash equivalents at beginning of period	22,995	7,724

Cash and cash equivalents at end of period	$22,488	$6,283

Supplemental disclosure of cash flow information:
Income taxes paid	$3,430	$2,353

Interest paid	$178	$909

See notes to consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2004

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

VAALCO Energy, Inc., a Delaware corporation, is a Houston-based independent energy company principally engaged in the acquisition, exploration, development and production of crude oil and natural gas. VAALCO owns producing properties and conducts exploration activities as operator of consortiums internationally in Gabon, West Africa. Domestically, the Company has interests in the Texas Gulf Coast area.

VAALCO’s subsidiaries holding interests in Gabon are VAALCO Energy (International), Inc., VAALCO Gabon (Etame), Inc. and VAALCO Production (Gabon), Inc. VAALCO Energy (USA), Inc. holds interests in certain properties in the United States. Other subsidiaries are Alcorn (Philippines) Inc., Alcorn (Production) Philippines Inc. and Altisima Energy, Inc.

2.	RECENT DEVELOPMENTS

One April 30, 2004, the Company executed a purchase and sale agreement with it partners in the Philippines to sell all of its interests in Service Contract 6 and Service Contract 14, including the Matinloc and Nido fields. Terms of the sale included the assumption by the partners of the Company’s entire share of any abandonment, environmental or other liabilities whatsoever, associated with the Service Contracts. (See Note 6).

3.	EARNINGS PER SHARE

The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128 – “Earnings per Share,” which establishes the requirements for presenting earnings per share (“EPS”). SFAS No. 128 requires the presentation of “basic” and “diluted” EPS on the face of the income statement. Basic EPS is calculated using the average number of shares of common stock outstanding during each period. Diluted EPS assumes the conversion of preferred stock to common stock and the exercise of all stock options and warrants having exercise prices less than the average market price of the common stock using the treasury stock method. On June 30, 2004, the Company’s preferred stock was convertible into 27.5 million shares of common stock.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2004

(Unaudited)

Diluted Shares consist of the following:

Item	Three months ended June 30, 2004	Six months ended June 30, 2004
Basic weighted average common stock issued and outstanding	21,455,060	21,446,406
Preferred stock convertible to common stock	27,500,000	27,500,000
Dilutive warrants	5,533,993	5,559,913
Dilutive options	2,071,215	2,078,419

Total diluted shares	56,560,268	56,584,738

4.	ASSET RETIREMENT OBLIGATION

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation (“ARO”) be recognized in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived assets. As required by SFAS No. 143, the Company adopted this new accounting standard on January 1, 2003. The statement requires the systematic, accretion and depreciation of future abandonment costs of tangible assets such as platforms, wells, service assets, pipelines, and other facilities. SFAS No. 143 requires that the fair value of a liability for an asset’s retirement obligation be recorded in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the corresponding cost is capitalized as part of the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. Adoption of SFAS No. 143 resulted in a $1.7 million gain due to the effect of the accounting change in 2003.

Adopting SFAS No. 143 had no impact on the Company’s reported cash flows. During the six months ending June 30, 2004 and 2003, the Company recognized $35,000 in accretion expense to reflect the fair value of the ARO.

5.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB also issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Intangible assets with a determinable useful life will continue to be amortized over that

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2004

(Unaudited)

period. The amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001. SFAS Nos. 141 and 142 clarify that more assets should be distinguished and classified between tangible and intangible. The staff of the SEC and the accounting industry are currently in discussion regarding the application of SFAS Nos. 141 and 142 to companies engaged in the oil and gas business. SFAS Nos. 141 and 142 may require oil and gas companies to classify contractual property rights (such as the Company’s concessions in Gabon and the Company’s leases in the United States) as intangible assets. Fee mineral interests would be classified as tangible assets. Consistent with industry practice, the Company has not classified contractual mineral rights as intangible assets. If it is ultimately determined that SFAS Nos. 141 and 142 require classification of contractual mineral rights as intangible assets, the Company’s oil and gas properties would be reduced by $59,000 and intangible assets would be increased by a like amount at June 30, 2004. The provisions of SFAS No. 141 and 142 impact only the balance sheet and associated footnote disclosures. Reclassifications would not impact the Company’s cash flows or results of operations. The Financial Accounting Standards Board (FASB) has issued a proposed FASB Staff Position (FSP 142-b) to address the application of SFAS 142 to the oil and gas industry. If adopted as written, the proposed FSP would confirm our historical treatment of these costs. We will continue to monitor this issue.

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

	Three months ended June 30,
	2004	2003
Net income as reported	$5,855	$465
Deduct: Total stock based employee compensation expense	172	—

Proforma net income	$5,883	$465

Basic earnings per share
As reported	$0.27	$0.02
Pro forma	$0.26	$0.02

Diluted earnings per share
As reported	$0.10	$0.01
Pro forma	$0.10	$0.01

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2004

(Unaudited)

	Six months ended June 30,
	2004	2003
Net income as reported	$9,108	$4,446
Deduct: Total stock based employee compensation expense	346	78

Proforma net income	$8,762	$4,368

Basic earnings per share
As reported	$0.42	$0.21
Pro forma	$0.41	$0.21

Diluted earnings per share
As reported	$0.16	$0.08
Pro forma	$0.15	$0.08

The total stock based employee compensation expense was determined under the fair value based method for all awards, net of related tax effects.

The effects of applying SFAS No. 123 in the disclosure may not be indicative of future amounts as additional awards in future years are anticipated.

The valuation of the options is based upon a Black-Scholes model assuming expected volatility of 38%, risk-free interest rate of 5.5%, expected life of options of 3 to 5 years, depending upon the award and an expected dividend yield of 0%.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2004

(Unaudited)

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

The Company charters a floating production, storage and offloading system (“FPSO”) for use in the Etame field, and as operator of the Etame field, guaranteed the charter payments through September 2004. The charter of the FPSO continues beyond September 2004 unless one year’s prior notice is given to the owner of the FPSO. The Company obtained several guarantees from its partners for their share of the charter payment. The Company’s share of the charter payment is 28.1%. The estimated obligations for the full charter payment and the Company’s share of the charter payments are as follows (in thousands of dollars):

Year	Full Charter Payment	Company Share
2004	$9,024	$2,533
2005	$9,024	$2,533

6.	DISCONTINUED OPERATIONS

On April 30, 2004, the Company closed upon the sale of all of its assets associated with Service Contract 6 and Service Contract 14 in the Philippines. The company has restated earnings to break out the results of discontinued operations for prior periods in its financial statements. The Company realized a gain on the sale of the assets of $83,000 after paying transaction costs of $980,000 as follows.

(thousands of dollars)
Future asset retirement obligations assumed by buyer	$1,498
Book value of assets transferred to buyer
Materials and supplies	(321)
Prepaid expenses	(2)
Notes receivable	1
Property and equipment	(4)
Deposits and other assets	(12)
Accounts due partners	(97)

Payments required under the Purchase and Sale Agreement
Payment to contingency fund	(198)
Payment to operating account	(136)
Severance benefits	(610)
Other closing costs	(36)

Gain on asset sale	83

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2004

(Unaudited)

Income (loss) from discontinued operations

Income (loss) from discontinued operations

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues from oil sales	40	229	40	421
Operating costs and expenses
Production Expenses	32	140	71	273
Depreciation, depletion and amortization	—	1	—	46
General and administrative expenses (reimbursements)	(132)	80	31	176

Total operating costs and expenses	(100)	222	102	495
Other revenues (expenses)
Interest income	1	2	5	5
Other expenses (net)	5	(18)	(6)	(11)

Income (loss) from discontinued operations before income taxes	146	(8)	(63)	(80)

Income tax expense	—	—	(3)	—

Income (loss) from discontinued operations net of tax	146	(8)	(60)	(80)

7.	SUBSEQUENT EVENT

On July 21, 2004, the Company listed its common stock on the American Stock Exchange. In connection with the listing, the 1818 Fund, II converted 3,333-1/3 of their 10,000 preferred shares into 9,166,666 shares of common stock. The remaining preferred shares still have the right to elect three directors, and vote with the common stock at the rate of 2,750 common share votes per share of preferred stock.

VAALCO ENERGY, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report includes “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements other than statements of historical fact included in this report (and the exhibits hereto), including without limitation, statements regarding the Company’s financial position and estimated quantities and net present values of reserves, and statements proceed by, followed by or that otherwise include the word “believe,” “expects,” “anticipates,” “intends,” “projects,” “target,” “goal,” “objective,” “should,” or similar expressions or variations of such expressions are forward looking statements. The Company can give no assurances that the assumptions upon which such statements are based will prove to have been correct. Important factors that could cause actual results to differ materially from the Company’s expectations (“Cautionary Statements”) include volatility of oil and gas prices, future production costs, future production quantities, operating hazards, and statements set forth in the “Risk Factors” section included in the Company’s Forms 10-KSB, which are herein incorporated by reference. All subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified by the Cautionary Statements.

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

The Company’s primary source of revenue was from the Etame field located offshore the Republic of Gabon. During the first half of 2004, the Etame field produced approximately 2.7 million barrels (0.6 million barrels net to the Company).

The Company operates the Etame field on behalf of a consortium of five companies. The Etame field was developed in 2002 at a total cost approximately $57.3 million ($17.4 million net to the Company inclusive of $1.5 million of the Company share of the Gabon Government carried 7.5% interest). The Etame field produces at approximately 14,500 to 15,000 BOPD.

On May 12, 2004, the Company spudded the Etame-5H well, which is a development well in the Etame field. This is the first of two development wells under the Phase 2 Development Plan for the Etame field which was approved by the Gabon government October 2003. The second development well is expected to be drilled in 2005. From June until July 2004, the Etame-5H well was suspended after successfully encountering pay in the Gamba sand to move to the Avouma prospect. The Company has moved back onto the Etame-5H well and is currently performing completion operations. The budget for adding the Etame-5H development well is $28.8 million ($8.7 million net to the Company) and includes laying two new flowlines and umbilicals from the well site to the FPSO. The extra flowline and umbilical are to be laid with the first development well to eliminate the need to mobilize lay vessel equipment when the second development well is drilled in 2005.

VAALCO ENERGY, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In December 2003, the Company drilled an exploration well and reached total depth in January 2004. The well, the Ebouri No. 1, resulted in a new Gamba sand discovery. Two sidetracks were performed to delineate the discovery, each of which logged a comparable amount of oil pay in the Gamba. The Company is performing economic studies to determine the feasibility of developing the discovery.

In June 2004, the Company drilled a second exploration well, the EAVOM-1 well, on the Avouma prospect. This well tested approximately 6,600 barrels oil per day from 20 feet of perforations in the Gamba sand. The discovery is approximately 10.5 miles southeast of the Etame field and is located adjacent to the South Tchibala discovery made by another operator in 1978. The Company is currently evaluating the cost of a development of both Avouma and South Tchibala to determine the feasibility of developing the discoveries. The estimated cost for the Ebouri and Avouma exploration wells is $17.2 million ($5.2 million net to the Company). The Company has used cash on hand and cash flow from operations to fund the exploration and development wells.

The Company’s results of operations are affected by currency exchange rates. While oil sales are denominated in U.S. dollars, portions of operating costs in Gabon are denominated in local currencies. An increase in the exchange rate of the local currencies to the dollar will have the effect of increasing operating costs while a decrease in the exchange rate will reduce operating costs. The Gabon local currency is tied to the Euro, which appreciated substantially against the dollar in 2003.

Substantially all of the Company’s oil production is located offshore of Gabon. In Gabon, the Company produces into a 1.1 million barrel tanker and sells cargos to Shell Oil at spot market prices.

CAPITAL RESOURCES AND LIQUIDITY

Cash Flows

Net cash provided by operating activities for the six months ended June 30, 2004 was $8.0 million, as compared to $1.1 million provided by operations for the six months ended June 30, 2003. Net funds provided by operations in 2004 included net income of $9.1 million, non-cash depreciation, depletion and amortization of $1.7 million, minority interest add back of $1.1 million and working capital decreases of $4.0 million. In 2003, net cash used by operating activities included net income of $4.4 million, non-cash depreciation, depletion and amortization of $3.0 million, non-cash interest expense of $1.6 million, a reduction for the effect of accounting change of $1.7 million and add back of minority interest of $0.6 million. In 2003, working capital decreases totaled $7.2 million, primarily due to a $7.8 million reduction in accounts payable.

VAALCO ENERGY, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net cash used in investing activities for the six months ended June 30, 2004 was $7.7 million, as compared to net cash used in investing activities of $0.3 million for the six months ended June 30, 2003. In 2004, the Company added to its investment in Gabon by participating in the Ebouri and Avouma prospect exploration wells and for the drilling of the ET-5H well. The Ebouri and Avouma wells are classified as work in progress. In 2003, the Company invested $0.4 million to fund its share of ongoing investments in the Etame Block.

In the six months ended June 30, 2004, net cash used in financing activities was $0.8 million consisting of $1.75 million of debt reduction, offset by the release of $1.0 million of funds in escrow associated with the Ebouri drilling program. Net cash used in financing activities in the six months ended June 30, 2003 was $2.2 million consisting of $11.0 million of debt repayment, offset by $8.9 million of funds released from escrow.

Capital Expenditures

During the six months ended June 30, 2004, the Company spent $6.6 million (excluding $3.0 million in accounts payable) on activities associated with the Phase 2 development of Etame-5H and to drill of the Ebouri and Avouma exploration wells. During 2004, the Company anticipates participating in additional exploration and development opportunities on the Etame Block, which will be funded by cash flow from operations. Total Phase 2 development and exploration capital expenditures for 2004 are budgeted to be approximately $13.8 million net to the Company of which approximately $7.9 million remains to be spent as of June 30, 2004.

Historically, the Company’s primary sources of capital resources has been from cash flows from operations, private sales of equity, borrowings and purchase money debt. At June 30, 2004 the Company had cash of $22.5 million. The Company believes that this cash combined with cash flow from operations will be sufficient to fund the Company’s remaining 2004 capital expenditure budget of approximately $7.9 million, required debt repayments of $2.3 million and additional investments in working capital resulting from potential growth. As operator of the Etame field, the Company enters into project related activities on behalf of its working interest partners. The Company generally obtains advances from it partners prior to significant funding commitments.

On April 19,2002, to fund its share of the Phase 1 Etame field development costs, the Company entered into a $10.0 million credit facility with the International Finance Corporation (“IFC”), a subsidiary of the World Bank. To date the Company has repaid $4.75 million of the loan as called for under the facility repayment schedule.

On September 8, 2002, the Company commenced production from the Etame field offshore Gabon. Through June 30, 2004 total field production sold was 8.9 million barrels (1.8 million barrels net to the Company).

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

Contractual Obligations

The Company has completed the commitments to the Gabon government under the third exploration period of the Etame contract. The Company anticipates entering into the two year fourth exploration period, beginning in October 2004, which requires a gross expenditure for exploration activities of $5.0 million ($1.5 million net to the Company).

In addition to its lending relationships and obligations, the Company has contractual obligations under operating leases. The table below summarizes these obligations and commitments at June 30, 2004 (in thousands):

Payment Period	Remainder of 2004	2005	2006	Thereafter
Long Term Debt	1,500	2,250	1,250	250
Operating Leases	9,389[1]	9,094	144	156

1.	The Company is Guarantor of a lease for an FPSO utilized in Gabon, which represents $9,024,000 of the 2004 and 2005 obligations. The Company can cancel the lease anytime with 12 month prior notice. Approximately 72% of the payment is co-guaranteed by the Company’s partners in Gabon.

VAALCO ENERGY, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended June 30, 2004 compared to three months ended June 30, 2003

Revenues

Total revenues were $11.6 million for the three months ended June 30, 2004 compared to $6.9 million for the comparable period in 2003. The Company sold approximately 339,000 net barrels of oil equivalent at an average price of $34.23 in 2004. In 2003, the Company sold approximately 254,000 barrels of oil equivalent at an average price of $27.51 per barrel. The higher oil sales in 2004 are primarily due to timing differences associated with liftings from the Etame field.

Operating Costs and Expenses

Total production expenses for the three months ended June 30, 2004 were $2.2 million compared to $1.7 million in the three months ended June 30, 2003. Production expenses in the second quarter of 2004 are higher due to larger volumes of oil sold in 2004.

Exploration expense was $26,000 for the three months ended June 30, 2004 compared to $73,000 in the comparable period in 2003. Exploration expense in both periods was for seismic reprocessing and interpretation.

Depreciation, depletion and amortization expenses were $0.9 million in the three months ended June 30, 2004 compared to $1.5 million in the three months ended June 30, 2003. The lower deprecation, depletion and amortization expenses in 2004 reflect the effects of the increase in reserves booked to the Etame field at year end 2003. General and administrative expenses for the three months ended June 30, 2004 and 2003 were $0.2 million for each period, respectively. In 2004 and 2003, the Company benefited from overhead reimbursement associated with production and operations on the Etame block.

Other Income (Expense)

Interest income received on amounts on deposit was $52,000 in the three months ended June 30, 2004 compared to $17,000 in the three months ended June 30, 2003. Interest expense and financing charges for the IFC loan were $0.1 million in the quarter ended June 30, 2004. The Company had interest expense of $1.7 million in the three months ended June 30, 2003 associated with the IFC and 1818 Fund loans. The amount included $1.6 million of debt discount associated with the warrants issued in conjunction with the 1818 Fund loan, which was repaid ahead of schedule in the second quarter of 2003.

Income Taxes

Income taxes amounted to $1.9 million and $1.1 million for the quarters ended June 30, 2004 and 2003 respectively. In both periods, the income tax was paid in Gabon. The higher income tax paid in 2004 was due to higher volumes sold at higher prices. The Company also paid $55,000 in estimated alternative minimum tax in the quarter ending June 30, 2004, which was recorded as a deferred tax asset.

VAALCO ENERGY, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discontinued Operations

Income from discontinued operations in the Philippines in the second quarter of 2004 was $0.1 million compared to a loss of $8,000 in the second quarter of 2003. The Company benefited from reimbursement of expenses incurred in the first quarter to normalize for the February 1, 2004 effective date of the transaction, which closed April 30, 2004. The Company also recorded a $0.1 million gain on the disposal of discontinued operations in the second quarter of 2004.

Minority Interest

The Company incurred $0.7 million in minority interest charges in the three months ended June 30, 2004. These minority interest charges were associated with the VAALCO Energy (International), Inc. subsidiary that is 90.01% owned by the Company. In the three months ended June 30, 2003, minority interest charges of $0.2 million were incurred. The Company distributed $0.1 million of the minority interest accrued charges in each of the three months ended June 30, 2004 and 2003.

Net Income

Net income attributable to common stockholders for the three months ended June 30, 2004 was $5.9 million, compared to net income attributable to common stockholders of $0.5 million for the same period in 2003. In 2003, the Company experienced lower crude sales volumes at lower prices, and incurred non-cash interest expense associated with the repayment of the 1818 fund loan of $1.6 million.

Six months ended June 30, 2004 compared to six months ended June 30, 2003

Revenues

Total revenues were $19.8 million for the six months ended June 30, 2004 compared to $15.3 million for the same period in 2003. The increase in revenues was due to higher crude oil sales of approximately 603,000 barrels of oil equivalent in 2004 compared to 523,000 barrels of oil equivalent in 2003. Crude oil prices averaged $32.74 per barrel of oil equivalent in 2004 compared to $29.31 in 2003.

Operating Costs and Expenses

Total production expenses for the six months ended June 30, 2004 were $4.1 million compared to $3.3 in the six months ended June 30, 2003. Production expenses in 2004 included $0.3 million of additional costs associated with a domestic payment obligation which the Company did not have in 2003. Production expenses were also higher in 2004 than in 2003 due to the larger volume of oil sold.

VAALCO ENERGY, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Exploration expense was $142,000 for the six months ended June 30, 2004 compared to $122,000 in the comparable period in 2003. The exploration expenditures in both periods were associated with a seismic reprocessing and interpretation efforts in Gabon. Depreciation, depletion and amortization expense were $1.7 million in the six months ended June 30, 2004 compared to $3.0 million in the six months ended June 30, 2003. The lower deprecation, depletion and amortization expenses in 2004 reflect the effects of the increase in reserves booked to the Etame field at year end 2003. General and administrative expenses for the six months ended June 30, 2004 and 2003 were $0.2 million and $0.9 million, respectively. The Company experienced higher general and administrative reimbursements in 2004 than in 2003 from partners in the Etame concession associated with higher levels of capital expenditures in 2004. General and administrative expenses in 2003 also included $0.3 million of compensation expense associated with the exercise of stock options by an officer of the Company. The Company did not incur such compensation expense in 2004.

Other Income (Expense)

Interest income of $0.1 million was received from amounts on deposit during the six months ended June 30, 2004 compared to $32,000 during the six months ended June 30, 2003. In 2004, the Company incurred $0.3 million in interest expense associated with the IFC development loan. Interest expense and financing charges for the IFC loan and the 1818 Fund loan amounted to $2.3 million in the six months ended June 30, 2003. The amount included $1.6 million of debt discount associated with the warrants issued in conjunction with the 1818 Fund loan, which was repaid ahead of schedule in the second quarter of 2003.

Income Taxes

Income taxes amounted to $3.3 million and $2.4 million for the six months ended June 30, 2004 and 2003 respectively. These income taxes were paid in Gabon, and were higher in 2004 due to higher volumes of crude oil sold at higher prices. The Company paid $150,000 in alternative minimum taxes in the first half of 2004 which was recorded as a deferred tax asset.

Discontinued operations

The company incurred a loss on discontinued operations of $0.1 million in each of the six months ended June 30, 2004 and 2003. The Company also recorded a $0.1 million gain on the disposal of discontinued operations in the first half of 2004.

Minority Interest

The Company incurred $1.1 million in minority interest charges in the six months ended June 30, 2004 associated with the VAALCO Energy (International), Inc. subsidiary that is 90.01% owned by the Company. $100,000 of this minority interest charge was distributed to the minority interest owner in the second quarter of 2004. Minority interest charges of $0.6 million were incurred during the six months ended June 30, 2003.

VAALCO ENERGY, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cumulative effect of accounting change

The Company recognized a gain of $1.7 million in the six months ended June 30, 2004 from the change in accounting principle associated with the adoption of SFAS No. 143 – “Accounting for Asset Retirement Obligations.”

Net Income (Loss)

Net income attributable to common stockholders for the six months ended June 30, 2004 was $9.1 million, compared to net income attributable to common stockholders of $4.4 million for the same period in 2003. The higher net income in 2004 was due to higher crude oil sales at higher prices, lower depletion expense and lower interest costs. Net income in 2003 included a $1.7 million one-time gain from the change in accounting principle associated with the adoption of SFAS No. 143 on January 1, 2003.

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

Dated: August 13, 2004

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