Form 10QSB
period 2004-09-30
VAALCO ENERGY INC /DE/
filed 2004-11-04
CIK 894627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

(713) 623-0801

(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

As of September 30, 2004, there were outstanding 31,855,735 shares of common stock, $0.10 par value per share, of the registrant. In addition, as of such date there were outstanding 6,667 shares of preferred stock which are convertible into 18,334,250 shares of common stock.

Transitional Small Business Disclosure Format (Check one)    Yes  ☐    No  ☒.

VAALCO ENERGY, INC. AND SUBSIDIARIES

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands of dollars, except number of shares and par value amounts)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$17,169	$22,995
Funds in escrow	1,149	2,144
Receivables:
Trade	6,769	58
Accounts with partners	4,585	—
Other	119	449
Crude oil inventory	786	586
Materials and supplies	237	271
Prepayments and other	246	533
Current assets of discontinued operations	87	491

Total current assets	31,147	27,527

Property and equipment – successful efforts method:
Wells, platforms and other production facilities	32,961	23,393
Work in progress	6,273	1,905
Equipment and other	784	593

	40,018	25,891

Accumulated depreciation, depletion and amortization	(12,490)	(9,282)

Net property and equipment	27,528	16,609

Other assets:
Deferred tax asset	1,025	920
Funds in escrow	804	801
Long term assets of discontinued operations	—	14
Other long-term assets	360	496

TOTAL	$60,864	$46,367

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$7,842	$6,019
Accounts with partners	—	3,015
Current portion of long term debt	2,500	4,000
Current liabilities of discontinued operations	5	1,364
Income taxes payable	—	45

Total current liabilities	10,347	14,443

Long term liabilities of discontinued operations	—	1,538
Long term debt	2,000	3,000
Asset retirement obligations	1,585	1,165

Total liabilities	13,932	20,146

Commitments and contingencies:
Minority interest in consolidated subsidiaries	3,784	1,667

Stockholders’ equity:
Convertible preferred stock, $25 par value, 500,000 shares authorized; 6666-2/3 and 10,000 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	167	250
Common stock, $0.10 par value, 100,000,000 authorized shares 32,164,244 and 21,531,829 shares issued with 308,509 and 151,769 in treasury at September 30, 2004 and December 31, 2003, respectively	3,216	2,153
Additional paid-in capital	45,639	46,358
Accumulated deficit	(5,683)	(24,032)
Less treasury stock, at cost	(191)	(175)

Total stockholders’ equity	43,148	24,554

TOTAL	$60,864	$46,367

See notes to consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED OPERATIONS

(Unaudited)

(in thousands of dollars, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues:
Oil and gas sales	$18,253	$9,408	$38,021	$24,721

Total revenues	18,253	9,408	38,021	24,721

Operating costs and expenses:
Production expenses	2,851	2,873	6,979	6,187
Exploration expense	88	1,882	230	2,004
Depreciation, depletion and amortization	1,540	1,853	3,267	4,824
General and administrative expenses	253	436	461	1,313

Total operating costs and expenses	4,732	7,044	10,937	14,328

Operating income	13,521	2,364	27,084	10,393
Other income (expense):
Interest income	63	14	163	46
Interest expense	(117)	(192)	(374)	(2,457)
Other, net	33	(2)	88	4

Total other income (expense)	(21)	(180)	(123)	(2,407)

Income from continuing operations before income taxes, minority interest and cumulative effect of accounting change	13,500	2,184	26,961	7,986
Income tax expense	2,974	1,444	6,254	3,797

Income from continuing operations before minority interest and cumulative effect of accounting change	10,526	740	20,707	4,189
Minority interest in earnings of subsidiaries	(1,121)	(148)	(2,217)	(788)
Discontinued operations: (Note 6)
Loss from discontinued operations net of tax	(7)	(141)	(67)	(221)
Loss on disposal of discontinued operations	(157)	—	(74)	—

Loss on discontinued operations	(164)	(141)	(141)	(221)
Cumulative effect of accounting change	—	—	—	1,717

Net income attributable to common stockholders	$9,241	$451	$18,349	$4,897

Basic income per share from continuing operations before cumulative effect of accounting change	$0.31	$0.03	$0.75	$0.16
Loss from discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)
Cumulative effect of accounting changes	—	—	—	0.08

Basic income per share	$0.30	$0.02	$0.74	$0.23

Diluted income per share from continuing operations before cumulative effect of accounting change	$0.16	$0.01	$0.32	$0.06
Income from discontinued operations	—	—	—	—
Cumulative effect of accounting changes		—	—	0.03

Diluted income per share	$0.16	$0.01	$0.32	$0.09

Basic weighted shares outstanding	31,149	21,332	24,730	21,202

Diluted weighted average shares outstanding	58,669	53,181	57,159	55,935

See notes to consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

(in thousands of dollars)

	Nine months Ended September 30,
	2004	2003
Operating activities:
Net income	$18,349	$4,897
Depreciation, depletion and amortization	3,208	4,768
Non-cash compensation expense	—	444
Amortization of debt discount	—	1,624
Exploration expense	230	2,004
Cumulative effect of accounting change	—	(1,717)
Minority interest in earnings of subsidiary	2,217	788
Asset retirement accretion expense	59	125
Loss on sale of assets	73	—
Change in operating assets and liabilities:
Funds in escrow	(3)	(3)
Trade receivables	(6,307)	3,181
Accounts with partners	(7,698)	(248)
Other receivables	331	861
Crude oil inventory	(200)	(761)
Materials and supplies	(287)	(267)
Prepayments and other	282	(481)
Accounts payable and accrued liabilities	(776)	(6,738)
Income taxes payable	(45)	(195)
Deferred taxes	(145)	—

Net cash provided by operating activities	9,288	8,282

Investing activities:
Discontinued operations transaction expense	(1,135)	—
Exploration expense	(230)	(235)
Additions to property and equipment	(12,525)	(577)
Other	136	205

Net cash used in investing activities	(13,754)	(607)

Financing activities:
Proceeds from the issuance of common stock	245	125
Funds in escrow, net	995	8,904
Debt repayment	(2,500)	(12,000)
Distribution to minority interest	(100)	(220)
Purchase of treasury shares	—	(163)

Net cash used in financing activities	(1,360)	(3,354)

Net change in cash and cash equivalents	(5,826)	4,321
Cash and cash equivalents at beginning of period	22,995	7,724

Cash and cash equivalents at end of period	$17,169	$12,045

Supplemental disclosure of cash flow information:
Income taxes paid	$6,404	$3,992

Interest paid	$256	$1,137

See notes to consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

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

The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128 – “Earnings per Share,” which establishes the requirements for presenting earnings per share (“EPS”). SFAS No. 128 requires the presentation of “basic” and “diluted” EPS on the face of the income statement. Basic EPS is calculated using the average number of shares of common stock outstanding during each period. Diluted EPS assumes the conversion of preferred stock to common stock and the exercise of all stock options and warrants having exercise prices less than the average market price of the common stock using the treasury stock method. On September 30, 2004, the Company’s preferred stock was convertible into approximately 18.3 million shares of common stock.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

(Unaudited)

Diluted Shares consist of the following:

Item	Three months ended September 30, 2004	Nine months ended September 30, 2004
Basic weighted average common stock issued and outstanding	31,149,276	24,730,309
Preferred stock convertible to common stock	18,533,505	24,489,352
Dilutive warrants	5,947,434	5,842,577
Dilutive options	3,038,532	2,097,109

Total diluted shares	58,668,747	57,159,347

3.	ASSET RETIREMENT OBLIGATION

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

Adopting SFAS No. 143 had no impact on the Company’s reported cash flows. During the nine months ending September 30, 2004 and 2003, the Company recognized $59,000 of accretion expense associated with continuing operations to reflect the fair value of the ARO.

4.	RECENT ACCOUNTING PRONOUNCEMENTS

A discussion is currently ongoing within the oil industry regarding capitalization of costs of drilling exploratory wells. This issue was raised to the Emerging Issues Task Force (EITF). Paragraph 19 of FASB Statement No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, requires costs of drilling exploratory wells to be capitalized pending determination of whether the well has found proved reserves. If the well has found proved reserves, the capitalized costs become part of the entity’s wells, equipment, and facilities; if, however, the well has not found proved reserves, the capitalized costs of drilling the well are expensed. Questions have arisen in practice about the application of this guidance due to changes in oil- and gas-exploration processes and lifecycles. The issue is whether there are circumstances that would permit the continued capitalization of exploratory well costs if reserves cannot be classified as proved within one year following the completion of drilling other than when additional exploration wells are necessary to justify major capital

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

(Unaudited)

expenditures and those wells are underway or firmly planned for the near future. The issue was discussed at the September 29–30, 2004 EITF meeting, and the Task Force requested that the FASB consider an amendment to its Statement No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, to address this issue.

FASB has issued FASB Staff Position 142-b (“FSP 142-b”) to address the application of SFAS No. 142 to the oil and gas industry. The FSP confirms our historical treatment of contractual property rights as tangible assets.

In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 “Accounting for Stock Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. During the nine months ended September 2003, officers of the Company exercised options for 395,479 shares, resulting in a compensation expense of $444,000, which was recorded as a general and administrative expense. SFAS No. 123, “Accounting for Stock-Based Compensation” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value as determined by generally recognized option pricing models such as the Black-Scholes model or the binomial model. Because of the inexact and subjective nature of deriving non-freely traded employee stock option values using these methods, the Company has adopted the disclosure-only provisions of SFAS No. 123 and continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation cost has been recognized for the Company’s stock-based plans. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the optional method prescribed by SFAS No. 123, the Company’s net income and net income per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

	Three months ended September 30,
	2004	2003
Net income as reported	$9,241	$451
Deduct: Total stock based employee compensation expense	176	—

Proforma net income	$9,065	$451

Basic earnings per share
As reported	$0.30	$0.02
Pro forma	$0.29	$0.02

Diluted earnings per share
As reported	$0.16	$0.01
Pro forma	$0.15	$0.01

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

(Unaudited)

	Nine months ended September 30,
	2004	2003
Net income as reported	$18,349	$4,897
Deduct: Total stock based employee Compensation expense	522	78

Proforma net income	$17,827	$4,819

Basic earnings per share
As reported	$0.74	$0.23
Pro forma	$0.72	$0.23

Diluted earnings per share
As reported	$0.32	$0.09
Pro forma	$0.31	$0.09

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

5.	GUARANTEES

In November 2002, FASB issued Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. As set forth in the interpretation, the disclosures required are designed to improve the transparency of the financial statement information about the guarantor’s obligations and liquidity risks related to guarantees issued. The fair values of guarantees entered into after December 31, 2002, must be recorded as a liability in the financial statements of the guarantor. Existing guarantees as of December 31, 2002 are grandfathered from the recognition provisions, unless they are later modified. However, such guarantees are still required to be disclosed.

The Company charters a floating production, storage and offloading system (“FPSO”) for use in the Etame field, and as operator of the Etame field, guaranteed the charter payments through September 2004. The charter of the FPSO continues beyond September 2004 unless one year’s prior notice is given to the owner of the FPSO. The Company obtained guarantees from its partners for each of their shares of the charter payment. The Company’s share of the charter payment is 28.1%.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

(Unaudited)

The estimated obligations for the full charter payment and the Company’s share of the charter payments are as follows (in thousands of dollars):

Year	Full Charter Payment	Company Share
2004	$4,512	$1,266
2005	$13,536	$3,799

6.	DISCONTINUED OPERATIONS

On April 30, 2004, the Company closed the sale of all of its assets associated with Service Contract 6 and Service Contract 14 in the Philippines. Terms of the sale included the assumption by the partners of the Company’s entire share of any abandonment, environmental or other liabilities associated with the Service Contracts. The Company has restated earnings to break out the results of discontinued operations for prior periods in its financial statements. The Company realized a loss on the sale of the assets of $67,000 after paying transaction costs of $1,135,000 as follows.

(thousands of dollars)
Future asset retirement obligations assumed by buyer	$1,498
Book value of assets transferred to buyer
Materials and supplies	(321)
Prepaid expenses	(2)
Notes receivable	1
Property and equipment	(4)
Deposits and other assets	(12)
Accounts due partners	(98)

Payments required under the purchase and sale agreement
Payment to contingency fund	(198)
Payment to operating account	(136)
Severance benefits	(747)
Other closing costs	(54)

Loss on asset sale	(73)

	Three months ended September 30,		Nine months ended September 30,
Income (loss) from discontinued operations	2004	2003	2004	2003
Revenues from oil sales	—	82	40	502

Operating costs and expenses:
Production Expenses	—	113	71	386

Depreciation, depletion and amortization	—	23	—	68

General and administrative expenses (reimbursements)	—	72	31	249

Total operating costs and expenses	—	208	102	703

Other revenues (expenses):
Interest income	2	8	7	13
Other expenses (net)	(3)	(23)	(9)	(33)

Income (loss) from discontinued operations before income taxes	(1)	(141)	(64)	(221)

Income tax expense	6	—	3	—

Income (loss) from discontinued operations net of tax	(7)	(141)	(67)	(221)

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

(Unaudited)

7.	EQUITY TRANSACTIONS

On July 21, 2004, the Company listed its common stock on the American Stock Exchange. In connection with the listing, the 1818 Fund, II converted 3,333 of their 10,000 preferred shares into 9,165,750 shares of common stock. The remaining shares of preferred stock still have the right to elect three directors, and vote with the common stock at the rate of 2,750 votes per share of preferred stock.

In August 2004, the holder of 2,250,000 warrants to purchase shares of common stock at $0.50 per share exercised warrants to purchase 1,000,000 shares of common stock. The holder paid the Company 156,740 of the shares for the conversion price. The remaining 843,260 shares were delivered to the holder. The Company has 6.5 million warrants remaining to be exercised at $0.50 per share.

During 2004, employees and contractors have exercised options to receive 466,665 shares of common stock resulting in net proceeds to the Company of $245,000.

VAALCO ENERGY, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report includes “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements other than statements of historical fact included in this report (and the exhibits hereto), including without limitation, statements regarding the Company’s financial position and estimated quantities and net present values of reserves, and statements proceed by, followed by or that otherwise include the word “believe,” “expects,” “anticipates,” “intends,” “projects,” “target,” “goal,” “objective,” “should,” or similar expressions or variations of such expressions are forward looking statements. The Company can give no assurances that the assumptions upon which such statements are based will prove to have been correct. Important factors that could cause actual results to differ materially from the Company’s expectations (“Cautionary Statements”) include volatility of oil and gas prices, future production costs, future production quantities, operating hazards, weather, and statements set forth in the “Risk Factors” section included in the Company’s Forms 10-KSB, which are herein incorporated by reference. All subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified by the Cautionary Statements.

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

The Company’s primary source of revenue was from the Etame field located offshore the Republic of Gabon. During the first nine months of 2004, the Etame field produced approximately 4.4 million barrels (1.05 million barrels net to the Company).

The Company operates the Etame field on behalf of a consortium of five companies. The Etame field was developed in 2002 at a total cost approximately $57.3 million ($17.4 million net to the Company inclusive of $1.5 million of the Company share of the Gabon Government’s carried 7.5% interest). The Etame field produces at approximately 21,500 BOPD.

In August 2004, the Company completed the Etame-5H development well which is currently producing at a rate of approximately 8,000 BOPD. This is the first of two development wells under the Phase 2 Development Plan for the Etame field which was approved by the Gabon government in October 2003. The second development well is expected to be drilled in 2005. The budget for adding the Etame-5H development well was approximately $30.1 million ($9.1 million net to the Company) and included laying two new flowlines and umbilicals from the well site to the FPSO. The extra flowline and umbilical were laid with the first development well to eliminate the need to mobilize lay vessel equipment when the second development well is drilled in 2005.

VAALCO ENERGY, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In January, the Company drilled the Ebouri No. 1 exploration well approximately seven miles northwest of the Etame field. The well resulted in a new Gamba sand discovery. Two sidetracks were performed to delineate the discovery, each of which logged a comparable amount of oil pay in the Gamba. The Company is performing economic studies to determine the feasibility of developing the discovery.

In June 2004, the Company drilled a second exploration well, the EAVOM-1 well, on the Avouma prospect. This well tested approximately 6,600 barrels oil per day from 20 feet of perforations in the Gamba sand. The discovery is approximately 10.5 miles southeast of the Etame field and is located adjacent to the South Tchibala discovery made by another operator in 1978. The Company is currently evaluating the cost of a development of both Avouma and South Tchibala to determine the feasibility of developing the discoveries. The cost for the Ebouri and Avouma exploration wells was $17.3 million ($5.2 million net to the Company). The Company has used cash on hand and cash flow from operations to fund the exploration and development wells.

The Company’s results of operations are affected by currency exchange rates. While oil sales are denominated in U.S. dollars, portions of operating costs in Gabon are denominated in local currencies. An increase in the exchange rate of the local currencies to the dollar will have the effect of increasing operating costs while a decrease in the exchange rate will reduce operating costs. The Gabon local currency is tied to the Euro, which appreciated substantially against the dollar in 2003 and 2004.

Under the production sharing contract (“PSC”), the Company is entitled to recover its share of past exploration and development costs and ongoing production costs. Oil retained by the Company to pay exploration, development and production costs is referred to as “Cost Oil”. As a result of added production from the Etame-5H well and recent strong commodity prices, the Company expects to recover all of its past exploration and development costs from the cost account by the middle of the fourth quarter of 2004 at current oil prices. At such time as past exploration and development costs are fully recovered, the Company receives Cost Oil only for ongoing production costs. Since the cost account is anticipated to become fully recovered during the middle of the fourth quarter of 2004, and no further major exploration or development costs are anticipated for the balance of this year, the Cost Oil from the middle of the fourth quarter will only consist of production costs, which averaged approximately $6.90 per barrel in the first half of 2004. The remaining oil after deducting royalties and Cost Oil is deemed “Profit Oil”. The Company pays taxes in Gabon on Profit Oil, and with the Profit Oil component increasing after the exploration and development costs are recovered, taxes in Gabon will increase accordingly.

Substantially all of the Company’s oil production is located offshore of Gabon. In Gabon, the Company produces into a 1.1 million barrel FPSO and sells cargos of oil to Shell Oil at spot market prices.

VAALCO ENERGY, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

Cash Flows

Net cash provided by operating activities for the nine months ended September 30, 2004 was $9.3 million, as compared to $8.3 million provided by operations for the nine months ended September 30, 2003. Net funds provided by operations in 2004 included net income of $18.3 million, non-cash depreciation, depletion and amortization of $3.2 million, minority interest add back of $2.2 million and cash used for working capital of $14.8 million. In 2003, net cash used by operating activities included net income of $4.9 million, non-cash depreciation, depletion and amortization of $4.8 million, non-cash interest expense of $1.6 million, a reduction for the effect of accounting change of $1.7 million and add back of minority interest of $0.8 million. In 2003, working capital decreases totaled $4.7 million, primarily due to a $6.7 million reduction in accounts payable.

Net cash used in investing activities for the nine months ended September 30, 2004 was $13.8 million, as compared to net cash used in investing activities of $0.6 million for the nine months ended September 30, 2003. In the nine months ended September 30, 2004, the Company added to its investment in Gabon by participating in the Ebouri and Avouma prospect exploration wells and for the drilling of the ET-5H well. The Ebouri and Avouma wells are classified as work in progress. In 2003, the Company invested $0.6 million to fund its share of ongoing investments in the Etame Block.

In the nine months ended September 30, 2004, net cash used in financing activities was $1.4 million consisting of $2.5 million of debt reduction, offset by the release of $1.0 million of funds in escrow associated with the Ebouri drilling program. Net cash used in financing activities in the nine months ended September 30, 2003 was $3.3 million consisting of $12.0 million of debt repayment, offset by $8.9 million of funds released from escrow.

Capital Expenditures

During the nine months ended September 30, 2004, the Company spent $12.5 million (excluding $1.2 million in accounts payable) on activities associated with the Phase 2 development of Etame-5H and to drill of the Ebouri and Avouma exploration wells. During the remainder of 2004, the Company does not anticipate participating in significant additional exploration and development expenditures on the Etame Block. Total Phase 2 development and exploration capital expenditures for 2004 were budgeted to be approximately $13.8 million net to the Company of which approximately $0.1 million remains to be spent as of September 30, 2004.

Historically, the Company’s primary sources of capital resources has been from cash flows from operations, private sales of equity, borrowings and purchase money debt. At September 30, 2004, the Company had cash of $17.2 million. The Company believes that this cash combined with cash flow from operations will be sufficient to fund the Company’s remaining 2004 capital expenditure budget, required debt repayments of $0.8 million and additional investments in working capital resulting from potential growth. As operator of the Etame field, the Company enters into project related activities on behalf of its working interest partners. The Company generally obtains advances from it partners prior to significant funding commitments.

On April 19, 2002, to fund its share of the Phase 1 Etame field development costs, the Company entered into a $10.0 million credit facility with the International Finance Corporation (“IFC”), a subsidiary of the World Bank. To date, the Company has repaid $5.5 million of the loan as called for under the credit facility’s repayment schedule.

VAALCO ENERGY, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On September 8, 2002, the Company commenced production from the Etame field offshore Gabon. Through September 30, 2004, total field production sold was 10.7 million barrels (2.3 million barrels net to the Company).

Substantially all of the Company’s crude oil and natural gas is sold at the well head at posted or index prices under short-term contracts. In Gabon, the Company markets its crude oil under and agreement with Shell Western Trading and Supply, Limited. While the loss of Shell as a buyer might have a material adverse effect on the Company in the near term, management believes that the Company would be able to obtain other customers for its crude oil.

Domestically, the Company produces from wells in Brazos County, Frio County and Dimmit County, Texas. Domestic production is sold via separate contracts for oil and gas. The Company has access to several alternative buyers for oil and gas sales domestically.

Oil and Gas Exploration Costs

The Company uses the “successful efforts” method of accounting for its oil and gas exploration and development costs. All expenditures related to exploration, with the exception of costs of drilling exploratory wells are charged to expense as incurred. The costs of exploratory wells are capitalized on the balance sheet pending determination of whether commercially producible oil and gas reserves have been discovered. If the determination is made that a well did not encounter potentially economic oil and gas quantities, the well costs are charged to expense.

At September 30, 2004, the Company had $6.3 million being carried on the balance sheet as work in progress associated with exploratory wells for the Company’s share of the costs of the Ebouri No. 1 well and the Avouma No. 1 well. Both of these wells resulted in discoveries of oil and gas.

For offshore exploratory discoveries, it is not unusual to have exploratory well costs remain suspended while additional appraisal and engineering work on the potential oil and gas field is performed and regulatory and government approvals are sought. In Gabon, the government must approve a development area and a formal development plan prior to a field being developed. The Company is currently performing the necessary studies to prepare the development plans for Ebouri and Avouma for submission to the government over the course of the next three to six months.

If it is determined that a development plan is feasible, and the development plan is approved by the Gabon government, costs associated with the exploratory wells will be transferred along with the costs spent on the development to “wells, platforms and other production facilities” at the time of first production. The costs will subsequently be amortized on a unit of production based method over the life of the reserves as they are produced. In the event it were determined that the discoveries are not commercial, the costs of the exploratory wells would be expensed.

VAALCO ENERGY, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A discussion is currently ongoing within the oil industry regarding capitalization of costs of drilling exploratory wells. This issue was raised to the Emerging Issues Task Force (EITF). Paragraph 19 of FASB Statement No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, requires costs of drilling exploratory wells to be capitalized pending determination of whether the well has found proved reserves. If the well has found proved reserves, the capitalized costs become part of the entity’s wells, equipment, and facilities; if, however, the well has not found proved reserves, the capitalized costs of drilling the well are expensed. Questions have arisen in practice about the application of this guidance due to changes in oil- and gas-exploration processes and lifecycles. The issue is whether there are circumstances that would permit the continued capitalization of exploratory well costs if reserves cannot be classified as proved within one year following the completion of drilling other than when additional exploration wells are necessary to justify major capital expenditures and those wells are underway or firmly planned for the near future. The issue was discussed at the September 29–30, 2004 EITF meeting, and the Task Force requested that the FASB consider an amendment to its Statement No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, to address this issue.

Contractual Obligations

The Company has completed the commitments to the Gabon government under the third exploration period of the Etame contract. The Company entered into the two year fourth exploration period, beginning in October 2004, which requires a gross expenditure for exploration activities of $5.0 million ($1.5 million net to the Company).

In addition to its lending relationships and obligations, the Company has contractual obligations under operating leases. The table below summarizes these obligations and commitments at September 30, 2004 (in thousands):

Payment Period	Remainder of 2004		2005	2006	Thereafter
Long Term Debt	750		2,250	1,250	250
Operating Leases	4,877	[1]	13,606	144	156

1.	The Company is guarantor of a lease for an FPSO utilized in Gabon, which represents $4,512,000 and $13,536,000 of the 2004 and 2005 obligations, respectively. The Company can cancel the lease anytime with 12 months prior notice. Approximately 72% of the payment is co-guaranteed by the Company’s partners in Gabon.

VAALCO ENERGY, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended September 30, 2004 compared to three months ended September 30, 2003

Revenues

Total revenues were $18.3 million for the three months ended September 30, 2004 compared to $9.4 million for the comparable period in 2003. The Company sold approximately 447,000 net barrels of oil equivalent at an average price of $40.80 in three months ended September 30,2004. In the three months ended September 30, 2003, the Company sold approximately 333,000 barrels of oil equivalent at an average price of $28.26 per barrel. The higher oil sales in the three months ended September 30, 2004 are primarily due to timing differences associated with liftings from the Etame field and the increase in production from 15,000 BOPD to approximately 21,500 BOPD due to the addition of the Etame 5H development well in August 2004.

Operating Costs and Expenses

Total production expenses for the three months ended September 30, 2004 were $2.9 million compared to $2.9 million in the three months ended September 30, 2003. Production expenses in 2003 were impacted by well repair expenses of $0.5 million.

Exploration expense was $0.1 million for the three months ended September 30, 2004 compared to $1.9 million in the comparable period in 2003. Exploration expense in 2003 included a $1.7 million write-off of the Etame 2V well, after it was determined that the well bore would not be used as part of the Etame field development plan.

Depreciation, depletion and amortization expenses were $1.5 million in the three months ended September 30, 2004 compared to $1.9 million in the three months ended September 30, 2003. The deprecation, depletion and amortization expenses during the three months ended September 30, 2004 reflect the effects of the increase in amortizable costs due to the addition of the Etame 5H well. General and administrative expenses for the three months ended September 30, 2004 and 2003 were $0.3 million and $0.4 million for each period, respectively. In the three months ended September 30, 2004 and 2003, the Company benefited from overhead reimbursement associated with production and operations on the Etame block.

Other Income (Expense)

Interest income received on amounts on deposit was $63,000 in the three months ended September 30, 2004 compared to $14,000 in the three months ended September 30, 2003. Interest expense and financing charges for the IFC loan were $0.1 million in the three months ended September 30, 2004. The Company had interest expense of $0.2 million in the three months ended September 30, 2003. The difference between the two periods is due to the lower balance on the loan in 2004.

VAALCO ENERGY, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income Taxes

Income taxes amounted to $3.0 million and $1.4 million for the three months ended September 30, 2004 and 2003, respectively. In both periods, the income tax was paid in Gabon. The higher income tax paid in 2004 was due to higher volumes of production and higher oil prices.

Discontinued Operations

Loss from discontinued operations in the Philippines in the three months ended September 30, of 2004 was $0.2 million compared to a loss of $0.1 in the three months ended September 30, 2003. The Company experienced $0.1 million of additional severance costs in the three months ended September 30, 2004.

Minority Interest

The Company incurred $1.1 million in minority interest charges in the three months ended September 30, 2004. These minority interest charges were associated with VAALCO Energy (International), Inc., a subsidiary that is 90.01% owned by the Company. In the three months ended September 30, 2003, minority interest charges of $0.2 million were incurred.

Net Income

Net income attributable to common stockholders for the three months ended September 30, 2004 was $9.2 million, compared to net income attributable to common stockholders of $0.5 million for the same period in 2003. In 2003, the Company experienced lower crude oil sales volumes and lower oil prices.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003

Revenues

Total revenues were $38.0 million for the nine months ended September 30, 2004 compared to $24.7 million for the same period in 2003. The increase in revenues was due to higher crude oil sales of approximately 1,050,000 barrels of oil equivalent in 2004 compared to 871,000 barrels of oil equivalent in 2003. Crude oil prices averaged $36.18 per barrel of oil equivalent in the nine months ended September 30, 2004 compared to $28.39 in the same period in 2003. The addition of the Etame 5H development well has increased production from 15,000 BOPD to approximately 21,500 BOPD effective in August 2004.

Operating Costs and Expenses

Total production expenses for the nine months ended September 30, 2004 were $7.0 million compared to $6.2 million in the nine months ended September 30, 2003. Production expenses

VAALCO ENERGY, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

for the nine months ended September 30, 2004 included $0.3 million of additional costs associated with a domestic payment obligation which the Company did not have for the nine months ended September 30, 2003. Production expenses were also higher in the nine months ended September 30, 2004 than in the nine months ended September 30, 2003 due to the larger volume of oil sold.

Exploration expense was $0.2 million for the nine months ended September 30, 2004 compared to $2.0 million in the comparable period in 2003. Exploration expense for the nine months ended September 30, 2003 included a $1.7 million write-off of the Etame 2V well, after it was determined that the well bore would not be used as part of the Etame development plan. The exploration expenditures in both periods also include amounts associated with a seismic reprocessing and interpretation efforts in Gabon.

Depreciation, depletion and amortization expense was $3.3 million for the nine months ended September 30, 2004 compared to $4.8 million for the nine months ended September 30, 2003. The lower deprecation, depletion and amortization expenses for the nine months ended September 30, 2004 reflect the effects of the increases in reserves booked to the Etame field at year end 2003. General and administrative expenses for the nine months ended September 30, 2004 and 2003 were $0.5 million and $1.3 million, respectively. The Company experienced higher general and administrative reimbursements for the nine months ended September 30, 2004 than for the nine months ended September 30, 2003 from partners in the Etame field associated with higher levels of capital expenditures in 2004. General and administrative expenses in 2003 also included $0.4 million of compensation expense associated with the exercise of stock options by officers of the Company. The Company did not incur such compensation expense for the nine months ended September 30, 2004.

Other Income (Expense)

Interest income of $0.2 million was received from amounts on deposit during the nine months ended September 30, 2004 compared to $46,000 during the nine months ended September 30, 2003. For the nine months ended September 30, 2004, the Company incurred $0.4 million in interest expense associated with the IFC development loan. Interest expense and financing charges for the IFC loan and the 1818 Fund loan amounted to $2.5 million in the nine months ended September 30, 2003. The amount included $1.6 million of debt discount associated with the warrants issued in conjunction with the 1818 Fund loan, which was repaid ahead of schedule in the second quarter of 2003.

Income Taxes

Income taxes amounted to $6.3 million and $3.8 million for the nine months ended September 30, 2004 and 2003 respectively. These income taxes were paid in Gabon, and were higher the nine months ended September 30, 2004 due to higher volumes of crude oil sold at higher prices. The Company paid $150,000 in alternative minimum taxes in 2004 which was recorded as a deferred tax asset.

VAALCO ENERGY, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discontinued operations

The Company incurred a loss on discontinued operations of $0.1 million and $0.2 million in the nine months ended September 30, 2004 and 2003, respectively.

Minority Interest

The Company incurred $2.2 million in minority interest charges in the nine months ended September 30, 2004 associated with VAALCO Energy (International), Inc., a subsidiary that is 90.01% owned by the Company. $100,000 of this minority interest charge was distributed to the minority interest owner in the second quarter of 2004. Minority interest charges of $0.8 million were incurred during the nine months ended September 30, 2003.

Cumulative effect of accounting change

The Company recognized a gain of $1.7 million in the nine months ended September 30, 2004 from the change in accounting principle associated with the adoption of SFAS No. 143 – “Accounting for Asset Retirement Obligations.”

Net Income (Loss)

Net income attributable to common stockholders for the nine months ended September 30, 2004 was $18.3 million, compared to net income attributable to common stockholders of $4.9 million for the same period in 2003. The higher net income in 2004 was due to higher crude oil sales at higher oil prices, lower depletion expense and lower interest costs. Net income for the nine months ended September 30, 2003 included a $1.7 million one-time gain from the change in accounting principle associated with the adoption of SFAS No. 143 on January 1, 2003.

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

Dated: November 1, 2004

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