Form 10-Q
period 2005-03-31
VAALCO ENERGY INC /DE/
filed 2005-05-02
CIK 894627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐.

As of March 31, 2005, there were outstanding 56,217,284 shares of common stock, $0.10 par value per share, of the registrant.

VAALCO ENERGY, INC. AND SUBSIDIARIES

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands of dollars, except number of shares and par value amounts)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$32,001	$27,574
Funds in escrow	1,156	1,152
Receivables:
Trade	9,299	5,258
Accounts with partners	2,757	3,138
Other	551	209
Crude oil inventory	113	724
Materials and supplies	271	314
Prepayments and other	1,167	1,160
Current assets of discontinued operations	78	78

Total current assets	47,393	39,607

Property and equipment – successful efforts method:
Wells, platforms and other production facilities	33,775	32,960
Work in progress	6,611	6,508
Equipment and other	917	847

	41,303	40,315
Accumulated depreciation, depletion and amortization	(15,533)	(13,966)

Net property and equipment	25,770	26,349

Other assets:
Deferred tax asset	1,290	1,290
Funds in escrow	809	807
Other long-term assets	379	319

TOTAL	$75,641	$68,372

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$9,274	$9,280
Current portion of long term debt	2,000	2,250
Current liabilities of discontinued operations	1,787	1,927
Income taxes payable	—	140

Total current liabilities	13,061	13,597

Long term debt	1,000	1,500
Asset retirement obligations	1,350	1,330

Total liabilities	15,411	16,427

Commitments and contingencies:
Minority interest in consolidated subsidiaries	5,015	4,137
Stockholders’ equity:
Convertible preferred stock, $25 par value, 500,000 shares authorized; 0 and 6,667 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	—	167
Common stock, $0.10 par value, 100,000,000 authorized shares 57,277,626 and 33,244,244 shares issued with 1,060,342 and 418,294 in treasury at March 31, 2005 and December 31, 2004, respectively	5,728	3,324
Additional paid-in capital	43,585	45,612
Retained earnings/(accumulated deficit)	6,168	(1,094)
Less treasury stock, at cost	(266)	(201)

Total stockholders’ equity	55,215	47,808

TOTAL	$75,641	$68,372

See notes to consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED OPERATIONS

(unaudited)

(in thousands of dollars, except per share amounts)

	Three months ended March 31, 2005
	2005	2004
Revenues:
Oil and gas sales	$23,144	$8,160

Operating costs and expenses:
Production expenses	3,070	1,947
Exploration expense	149	116
Depreciation, depletion and amortization	1,587	813
General and administrative expenses	451	(13)

Total operating costs and expenses	5,257	2,863

Operating income	17,887	5,297

Other income (expense):
Interest income	160	48
Interest expense	(101)	(135)
Other, net	62	27

Total other income (expense)	121	(60)

Income from continuing operations before income taxes, minority interest and discontinued operations	18,008	5,237
Income tax expense	9,876	1,344

Income from continuing operations before minority interest and discontinued operations	8,132	3,893
Minority interest in earnings of subsidiaries	(878)	(434)
Discontinued operations: (Note 6)
Income/(loss) from discontinued operations net of tax	8	(206)

Net income	$7,262	$3,253

Basic income per share from continuing operations	$0.20	$0.16
Loss from discontinued operations	—	(0.01)

Basic income per share	$0.20	$0.15

Diluted income per share from continuing operations	$0.12	$0.06
Loss from discontinued operations	—	(0.01)

Diluted income per share	$0.12	$0.05

Basic weighted shares outstanding	36,911	21,438

Diluted weighted average shares outstanding	58,388	56,608

See notes to consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

(in thousands of dollars)

	Three months Ended March 31,
	2005	2004
Operating activities:
Net income	$7,262	$3,253
Depreciation, depletion and amortization	1,588	813
Exploration expense	149	116
Minority interest in earnings of subsidiary	878	434
Change in operating assets and liabilities:
Funds in escrow	(2)	(1)
Trade receivables	(4,041)	43
Accounts with partners	381	(1,289)
Other receivables	(342)	342
Crude oil inventory	611	(441)
Materials and supplies	43	80
Prepayments and other	(7)	(462)
Accounts payable and accrued liabilities	(651)	578
Income taxes payable	(140)	47
Deferred taxes	—	(95)

Net cash provided by operating activities	5,729	3,418

Investing activities:
Exploration expense	(149)	(116)
Additions to property and equipment	(483)	(4,245)
Other	(61)	55

Net cash used in investing activities	(693)	(4,306)

Financing activities:
Proceeds from the issuance of common stock	145	23
Funds in escrow, net	(4)	998
Debt repayment	(750)	(1,000)

Net cash used in financing activities	(609)	21

Net change in cash and cash equivalents	4,427	(867)

Cash and cash equivalents at beginning of period	27,574	22,995

Cash and cash equivalents at end of period	$32,001	$22,128

Supplemental disclosure of cash flow information:
Income taxes paid	$10,016	$1,389

Interest paid	$63	$96

See notes to consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2005

(Unaudited)

1.	UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOUNTING POLICIES

The consolidated financial statements of VAALCO Energy, Inc. and subsidiaries (collectively, “VAALCO” or the “Company”), included herein are unaudited, but include all adjustments consisting of normal recurring accruals which the Company deems necessary for a fair presentation of its financial position, results of operations and cash flows for the interim period. Such results are not necessarily indicative of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2004, which also contains a summary of the significant accounting policies followed by the Company in the preparation of its consolidated financial statements. These policies were also followed in preparing the quarterly report included herein. The Company follows the successful efforts method of accounting for exploration expense.

VAALCO Energy, Inc., a Delaware corporation, is a Houston-based independent energy company principally engaged in the acquisition, exploration, development and production of crude oil and natural gas. VAALCO owns producing properties and conducts exploration activities as operator of an international consortium in Gabon, West Africa. Domestically, the Company has interests in the Texas Gulf Coast area.

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

Diluted Shares consist of the following:

Item	Three months ended March 31, 2005	Three months ended March 31, 2004
Basic weighted average common stock issued and outstanding	36,910,855	21,437,752
Preferred stock convertible to common stock	15,482,256	27,500,000
Dilutive warrants	4,012,656	5,585,159
Dilutive options	1,981,758	2,084,685

Total diluted shares	58,387,525	56,607,596

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2005

(Unaudited)

3.	ASSET RETIREMENT OBLIGATION

The Company records the fair value of a liability for an asset retirement obligation (“ARO”) in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived asset. The Company records the systematic accretion and depreciation of future abandonment costs of tangible assets such as platforms, wells, service assets, pipelines, and other facilities. The fair value of the liability for an asset’s retirement obligation is recorded in the period in which it is incurred if a reasonable estimate of the fair value can be made and the corresponding cost is capitalized as part of the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. During the three months ending March 31, 2005 and 2004, the Company recognized accretion expense of $20,000 and $17,000 respectively, associated with continuing operations to reflect the fair value of the ARO.

4.	RECENT ACCOUNTING PRONOUNCEMENTS

Share based payment - In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment, which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123(R) focuses primarily on accounting for transactions with employees, and carries forward without change to prior guidance for share-based payments for transactions with non employees.

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

The Company is required to apply SFAS No. 123(R) to all awards granted, modified or settled in our first annual reporting period under U.S. GAAP beginning after June 15, 2005. The Company is also required to use either the “modified prospective method” or the “modified retrospective method.” Under the modified prospective method, the Company must recognize compensation cost for all awards granted after the Company adopts the standard and for the unvested portion of previously granted awards that are outstanding on that date.

Under the modified retrospective method, the Company must restate our previously issued financial statements to recognize the amounts the Company previously calculated and reported on a pro forma basis, as if the prior standard had been adopted.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2005

(Unaudited)

Under both methods, the Company is permitted to use either a straight line or an accelerated method to amortize the cost as an expense for awards with graded vesting. The standard permits and encourages early adoption.

The Company has commenced the analysis of the impact of SFAS 123(R). Because of the inexact and subjective nature of deriving non-freely traded employee stock option values, the Company has adopted the disclosure-only provisions of SFAS No. 123 and continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation cost has been recognized for the Company’s stock-based plans. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the optional method prescribed by SFAS No. 123, the Company’s net income and net income per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

	Three months ended March 31,
	2005	2004
Net income as reported	$7,262	$3,253
Deduct: Total stock based employee Compensation expense	1,675	172

Pro forma net income	$5,587	$3,081

Basic earnings per share
As reported	$0.20	$0.15
Pro forma	$0.15	$0.14

Diluted earnings per share
As reported	$0.12	$0.06
Pro forma	$0.10	$0.05

The total stock based employee compensation expense was determined under the fair value based method for all awards, net of related tax effects.

The effects of applying SFAS No. 123 in the disclosure may not be indicative of future amounts as additional awards in future years are anticipated.

The valuation of the options awarded in 2003 is based upon a Black-Scholes model assuming expected volatility of 38%, risk-free interest rate of 5.5%, expected life of options of 3 to 5 years, depending upon the award and an expected dividend yield of 0%. The valuation of options awarded in 2004 and January 2005 is based on a Black-Scholes model assuming expected volatility of 62%, risk free interest rate of 5.5%, expected life of options of five years and expected dividend yield of 0%.

SFAS 151, Inventory Costs - In November 2004, the FASB issued SFAS No. 151, Inventory Costs an amendment of ARB No. 43, Chapter 4, which amends Chapter 4 of ARB No. 43

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2005

(Unaudited)

that deals with inventory pricing. The statement clarifies the accounting for abnormal amounts of idle facility expenses, freight, handling costs, and spoilage. Under previous guidance, paragraph 5 of ARB No. 43, chapter 4, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs might be considered to be so abnormal, under certain circumstances, as to require treatment as current period charges. This statement eliminates the criterion of “so abnormal” and requires that those items be recognized as current period charges. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, although earlier application is permitted for fiscal years beginning after the date of issuance of this statement. Retroactive application is not permitted. Management is analyzing the requirements of this new statement and believes that its adoption will not have any significant impact on the Company’s financial position, results of operations or cash flows.

SFAS 153, Exchange of Non-Monetary Assets - In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets an amendment of APB No. 29. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date this statement is issued. Retroactive application is not permitted. Management is analyzing the requirements of this new statement and believes that its adoption will not have any significant impact on the Company’s financial position, results of operations or cash flows.

FASB Statement No. 19 – On April 4, 2005, the FASB issued FASB Staff Position No. FAS 19-1 (“FSP FAS 19-1”), which addressed a discussion that was ongoing within the oil industry regarding capitalization of costs of drilling exploratory wells. Paragraph 19 of FASB Statement No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies (“FASB No. 19”), requires costs of drilling exploratory wells to be capitalized pending determination of whether the well has found proved reserves. If the well has found proved reserves, the capitalized costs become part of the entity’s wells, equipment, and facilities; if, however, the well has not found proved reserves, the capitalized costs of drilling the well are expensed. Questions arose in practice about the application of this guidance due to changes in oil- and gas-exploration processes and lifecycles. The issue was whether there are circumstances that would permit the continued capitalization of exploratory well costs if reserves cannot be classified as proved within one year following the completion of drilling other than when additional exploration wells are necessary to justify major capital expenditures and those wells are underway or firmly planned for the near future. FSP FAS 19-1 amends FASB No. 19 to allow for the continued capitalization of suspended well costs when the well has found a sufficient quantity of reserves to justify its completion as a producing well and the enterprise is making sufficient progress assessing the reserves and the economic and operating viability of the plan. The issuance of this amendment did not result in an adjustment to the Company suspended well costs.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2005

(Unaudited)

5.	GUARANTEES

In November 2002, FASB issued Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. As set forth in the interpretation, the disclosures required are designed to improve the transparency of the financial statement information about the guarantor’s obligations and liquidity risks related to guarantees issued. The fair values of guarantees entered into after December 31, 2002, must be recorded as a liability in the financial statements of the guarantor. Existing guarantees as of December 31, 2002 are grandfathered from the recognition provisions, unless they are later modified. However, such guarantees are still required to be disclosed.

The Company charters a floating production, storage and offloading system (“FPSO”) for use in the Etame field, and as operator of the Etame field, guaranteed the charter payments through September 2010. The charter of the FPSO continues beyond September 2010 for a period of two more years, unless one year’s prior notice is given to the owner of the FPSO. The Company obtained guarantees from its partners for each of their shares of the charter payment. The Company’s share of the charter payment is 28.1%.

The estimated obligations for the full charter payment and the Company’s share of the charter payments are as follows (in thousands of dollars):

Year	Full Charter Payment	Company Share
2005	$12,730	$3,574
2006	$16,501	$4,633
2007	$16,106	$4,522
2008	$15,332	$4,304
2009	$15,092	$4,237
2010	$14,894	$4,181

The Company recorded a liability of $0.6 million as the guarantee’s fair value at inception.

6.	DISCONTINUED OPERATIONS

On April 30, 2004, the Company closed the sale of all of its assets associated with Service Contract 6 and Service Contract 14 in the Philippines. Terms of the sale included the assumption by the partners of the Company’s entire share of any abandonment, environmental or other liabilities associated with the Service Contracts. The Company has reclassified earnings to break out the results of discontinued operations for prior periods in its financial statements. The Company realized a loss on the sale of the assets of $125,000 after paying transaction costs of $1,253,000.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2005

(Unaudited)

	Three months ended
	March 31,
Income/(loss) from discontinued operations	2004	2003
Revenues from oil sales	$—	$—

Operating costs and expenses:
Production expenses	—	39
Exploration expenses	—	—
Depreciation, depletion and amortization	—	1
General and administrative expenses	5	163

Total operating costs and expenses	5	203

Other revenues (expenses):
Interest income	—	4
Interest expense	—	—
Other income (expenses) – net	13	(10)

Income/(loss) from discontinued operations before income taxes	13	(209)
Income tax expense (credit)	—	(3)

Income/(loss) from discontinued operations	$8	$(206)

7.	EQUITY TRANSACTIONS

On March 17, 2005, the holder of the remaining 18,334,250 shares of preferred stock converted the preferred stock to common stock at the rate of 2,750 shares of common stock per share of preferred stock. In connection with the transaction, the holder exercised warrants to purchase 5,250,000 shares of common stock under a cashless exercise procedure and was issued 4,635,244 shares of common stock. The 614,756 shares which were used to pay the purchase price under the cashless exercise were placed in the treasury. The stock acquired by the conversion of preferred stock and exercise of the warrants was subsequently sold in block sales over the American Stock Exchange.

On February 7, 2005, the holder of warrants to purchase 250,000 shares of common stock exercised the warrants under a cashless exercise procedure and was issued 222,707 shares of common stock. The 27,293 which were used to pay the purchase price under the cashless exercise shares were placed in the treasury.

Upon completion of the conversion of preferred stock and exercises of warrants the Company has no preferred stock or warrants outstanding.

During the quarter ended March 31, 2005, employees and contractors exercised options to receive 199,133 shares of common stock resulting in net proceeds to the Company of $145,000. During the quarter ended March 31, 2004, employees and contractors exercised options to receive 75,000 shares of common stock resulting in net proceeds to the Company of $22,500.

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

INTRODUCTION

The Company operates the Etame field on behalf of a consortium of five companies offshore of the Republic of Gabon. The Phase 1 development of the field occurred in 2002 and consisted of completing three wells producing into a 1.1 million barrel FPSO. The Phase 2 development commenced in 2004 and consists two wells planned, one of which has already been drilled and completed (the Etame-5H well). The second well of the Phase 2 development (the Etame-6H well) is expected to be drilled during the middle of 2005. The Company also plans to drill an exploration well south of the recently discovered Avouma accumulation. The well is expected to reach total depth during the second quarter of 2005.

During the three months ended March 31, 2005, the Etame field produced 1.7 million barrels (0.5 million net to the Company). The Etame field currently produces at approximately 19,000 BOPD (6100 BOPD net to the Company).

The Company’s results of operations are affected by currency exchange rates. While oil sales are denominated in U.S. dollars, portions of operating costs in Gabon are denominated in local currency. An increase in the exchange rate of the local currency to the dollar will have the effect of increasing operating costs, while a decrease in the exchange rate will reduce operating costs. The Gabon local currency is tied to the Euro, which appreciated substantially against the dollar in 2003 and 2004. In the past the Company has not entered into any currency hedges to fix or reduce volatility of changes in the exchange rate between the dollar and the Euro, and currently has no plans to do so in the future.

The Company sells it Gabon production to Shell Western Supply and Trading, Limited at spot market prices.

VAALCO ENERGY, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

Cash Flows

Net cash provided by operating activities for the three months ended March 31, 2005 was $5.7 million, as compared to $3.3 million provided by operations for the three months ended March 31, 2004. Net funds provided by operations in 2005 included net income of $7.3 million, non-cash depreciation, depletion and amortization of $1.6 million, minority interest add back of $0.9 million and cash used for working capital of $4.1 million. In 2004, net cash provided by operating activities included net income of $3.2 million, non-cash depreciation, depletion and amortization of $0.8 million, add back of minority interest of $0.4 million and cash used for working capital of $1.2 million.

Net cash used in investing activities for the three months ended March 31, 2005 was $0.7 million net of $0.5 million of accounts payable, as compared to net cash used in investing activities of $4.3 million for the three months ended March 31, 2004. In the three months ended March 31, 2005, the Company invested funds to upgrade the gas lift compressor on the FPSO and to purchase casing for the Etame-6H development well. In the three months ended March 31, 2004, the Company added to its investment in Gabon by participating in the Ebouri well, which resulted in an oil discovery.

In the three months ended March 31, 2005, net cash used in financing activities was $0.6 million consisting of $0.8 million of debt reduction, offset by $0.1 million of proceeds from the issuance of common stock. Net cash used in financing activities in the three months ended March 31, 2004 was $21 thousand consisting of proceeds from the issuance of common stock.

Capital Expenditures

During the three months ended March 31, 2005, the Company incurred $0.7 million on activities to upgrade the gas lift compressor on the FPSO and for the Etame-6H well. During the remainder of 2005, the Company anticipates participating in two wells and commencing the development of the Avouma discovery. Total capital expenditures for the remainder of 2005 are anticipated to be $14.3 million.

Historically, the Company’s primary sources of capital have been cash flows from operations, private sales of equity, borrowings and purchase money debt. At March 31, 2005, the Company had cash of $32.0 million. The Company believes that this cash combined with cash flow from operations will be sufficient to fund the Company’s remaining 2005 capital expenditure budget, required debt repayments of $1.5 million and additional investments in working capital resulting from potential growth. As operator of the Etame field, the Company enters into project related activities on behalf of its working interest partners. The Company generally obtains advances from it partners prior to significant funding commitments.

The Company has a credit facility with the International Finance Corporation (“IFC”), a subsidiary of the World Bank. A total of $3.0 million remains outstanding on the facility.

VAALCO ENERGY, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On September 8, 2002, the Company commenced production from the Etame field offshore Gabon. Through March 31, 2005, total field production sold was 14.6 million barrels (3.5 million barrels net to the Company).

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

At March 31, 2005, the Company had $6.6 million being carried on the balance sheet as work in progress associated with exploratory wells for the Company’s share of the costs of the Ebouri No. 1 well and the Avouma No. 1 well and the South Avouma well to be drilling in the second quarter of 2005. The Ebouri and Avouma wells resulted in discoveries of oil and gas.

For offshore exploratory discoveries, it is not unusual to have exploratory well costs remain suspended while additional appraisal and engineering work on the potential oil and gas field is performed and regulatory and government approvals are sought. In Gabon, the government must approve the commerciality of the reserves, assign a development area and approve a formal development plan prior to a field being developed. In February 2005, the Company received approval to declare the reserves commercial from the Gabon government and in April 2005 the government approved the assignment of a development area. The Company subsequently filed a development plan and is awaiting government approval. For the Ebouri discovery the Company acquired new seismic over the discovery in January 2005 and intends to file for a development area and submit a development plan after the seismic is processed later in 2005.

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

VAALCO ENERGY, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to its lending relationships and obligations, the Company has contractual obligations under operating leases. The table below summarizes these obligations and commitments at March 31, 2005 (in thousands):

Payment Period	2005	2006	2007	Thereafter
Long Term Debt	$1,500	$1,250	$250	$—
Operating Leases(1)	14,861	18,465	16,297	45,330

1.	The Company is guarantor of a lease for an FPSO utilized in Gabon (see “Footnote 5 Guarantees”). Approximately 72% of the payment is co-guaranteed by the Company’s partners in Gabon.

VAALCO ENERGY, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended March 31, 2005 compared to three months ended March 31, 2004

Revenues

Total revenues were $23.1 million for the three months ended March 31, 2005 compared to $8.2 million for the comparable period in 2004. The Company sold approximately 519,000 net barrels of oil equivalent at an average price of $44.58 in three months ended March 31, 2005. In the three months ended March 31, 2004, the Company sold approximately 265,000 barrels of oil equivalent at an average price of $30.83 per barrel. The higher oil sales volumes in the three months ended March 31, 2005 are due to higher production rates from the Etame field resulting from the addition of the Etame-5H well in August 2004, and due to timing differences associated with liftings from the Etame field.

Operating Costs and Expenses

Total production expenses for the three months ended March 31, 2005 were $3.1 million compared to $1.9 million in the three months ended March 31, 2004. The Company matches production expenses with crude oil sales. Any production expenses associated with unsold crude oil inventory are capitalized. Thus, the higher oil sales in the three months ended March 31, 2005 resulted in higher production expenses, although production expense in the three months ended March 31, 2005 were lower on a per barrel basis than for the comparable period in 2004..

Exploration expense was $0.1 million for the three months ended March 31, 2005 compared to $0.1 million in the comparable period in 2004. Exploration expense in both periods was associated with seismic interpretation activity on the Etame block.

Depreciation, depletion and amortization expenses were $1.6 million in the three months ended March 31, 2005 compared to $0.8 million in the three months ended March 31, 2004. The deprecation, depletion and amortization expenses during the three months ended March 31, 2005 reflect the effects of the increase in amortizable costs due to the addition of the Etame 5H well, as well as the higher volume of crude oil sold. General and administrative expenses for the three months ended March 31, 2005 and 2004 were $0.5 million and $0 for each period, respectively. In the three months ended March 31, 2004, the Company benefited from overhead reimbursement associated with production and operations on the Etame block.

Other Income (Expense)

Interest income received on amounts on deposit was $0.2 million in the three months ended March 31, 2005 compared to $48 thousand in the three months ended March 31, 2004. Interest expense and financing charges for the IFC loan was $0.1 million for both the three months ended March 31, 2005 and the three months ended March 31, 2004.

VAALCO ENERGY, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income Taxes

Income taxes amounted to $9.9 million and $1.3 million for the three months ended March 31, 2005 and 2004, respectively. In both periods, the income tax was paid in Gabon. The higher income tax paid in 2005 was due in part to higher volumes of production and higher oil prices. In addition, the Company paid a higher tax rate as a result of the cost account on the Etame field being fully recovered. The cost account deduction from income taxes was not fully available in the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 when the full deduction was available.

Discontinued Operations

Income from discontinued operations in the Philippines in the three months ended March 31, 2004 was $8 thousand compared to a $0.2 million loss in the three months ended March 31, 2004. In the three months ended March 31, 2004, the loss was due to severance costs associated with the sale of the Philippines assets.

Minority Interest

The Company incurred $0.9 million in minority interest charges in the three months ended March 31, 2005. These minority interest charges were associated with VAALCO Energy (International), Inc., a subsidiary that is 90.01% owned by the Company. In the three months ended March 31, 2004, minority interest charges of $0.4 million were incurred.

Net Income

Net income for the three months ended March 31, 2005 was $7.3 million, compared to net income of $3.3 million for the same period in 2004. In the three months ended March 31, 2004, the Company experienced lower crude oil sales volumes and lower oil prices.

ITEM	3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that

VAALCO ENERGY, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q. There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

(a)	Exhibits

3. Articles of Incorporation and Bylaws

3.1	Restated Certificate of Incorporation (incorporated by reference to exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed with the Commission on July 15, 1998, Reg. No. 333-59095).

3.2	Certificate of Amendment to Restated Certificate of Incorporation (incorporated by reference to exhibit 4.2 to the Company’s Registration Statement on Form S-3 filed with the Commission on July 15, 1998, Reg. No. 333-59095).

3.3	Amended and Restated Bylaws dated March 24, 2005

31. Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Section 1350 Certificates

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

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
W. Russell Scheirman, President,
Chief Financial Officer and Director
(on behalf of the Registrant and as the principal financial officer)

Dated: April 29, 2005

EXHIBIT INDEX

Exhibits

3. Articles of Incorporation and Bylaws

3.1	Restated Certificate of Incorporation (incorporated by reference to exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed with the Commission on July 15, 1998, Reg. No. 333-59095).

3.2	Certificate of Amendment to Restated Certificate of Incorporation (incorporated by reference to exhibit 4.2 to the Company’s Registration Statement on Form S-3 filed with the Commission on July 15, 1998, Reg. No. 333-59095).

3.3	Amended and Restated Bylaws dated March 24, 2005

Additional exhibits

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.