Form 10-Q
period 2005-06-30
VAALCO ENERGY INC /DE/
filed 2005-08-05
CIK 894627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of August 5, 2005, there were outstanding 56,527,284 shares of common stock, $0.10 par value per share, of the registrant.

VAALCO ENERGY, INC. AND SUBSIDIARIES

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands of dollars, except number of shares and par value amounts)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$38,511	$27,574
Funds in escrow	1,160	1,152
Receivables:
Trade	12,449	5,258
Accounts with partners	1,875	3,138
Other	461	209
Crude oil inventory	473	724
Materials and supplies	271	314
Prepayments and other	1,479	1,160
Current assets of discontinued operations	78	78

Total current assets	56,757	39,607

Property and equipment – successful efforts method:
Wells, platforms and other production facilities	34,127	32,960
Work in progress	10,415	6,508
Equipment and other	1,087	847

	45,629	40,315
Accumulated depreciation, depletion and amortization	(16,823)	(13,966)

Net property and equipment	28,806	26,349

Other assets:
Deferred tax asset	1,290	1,290
Funds in escrow	812	807
Other long-term assets	439	319

TOTAL	$88,104	$68,372

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$18,009	$9,280
Current portion of long term debt	1,750	2,250
Current liabilities of discontinued operations	403	1,927
Income taxes payable	—	140

Total current liabilities	20,162	13,597

Long term debt	750	1,500
Asset retirement obligations	1,998	1,330

Total liabilities	22,910	16,427

Commitments and contingencies:
Minority interest in consolidated subsidiaries	4,656	4,137
Stockholders’ equity:
Convertible preferred stock, $25 par value, 500,000 shares authorized; 0 and 6,667 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	—	167
Common stock, $0.10 par value, 100,000,000 authorized shares 57,560,126 and 33,244,244 shares issued with 1,060,342 and 418,294 in treasury at June 30, 2005 and December 31, 2004, respectively	5,756	3,324
Additional paid-in capital	43,882	45,612
Retained earnings/(accumulated deficit)	11,166	(1,094)
Less treasury stock, at cost	(266)	(201)

Total stockholders’ equity	60,538	47,808

TOTAL	$88,104	$68,372

See notes to consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED OPERATIONS

(Unaudited)

(in thousands of dollars, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues:
Oil and gas sales	$16,599	$11,608	$39,743	$19,768
Operating costs and expenses:
Production expenses	2,342	2,181	5,412	4,128
Exploration expense	2,302	26	2,451	142
Depreciation, depletion and amortization	1,320	914	2,907	1,727
General and administrative expenses	274	220	725	208

Total operating costs and expenses	6,238	3,341	11,495	6,205

Operating income	10,361	8,267	28,248	13,563

Other income (expense):
Interest income	240	52	400	100
Interest expense	(120)	(122)	(221)	(257)
Other, net	63	27	125	55

Total other income (expense)	183	(43)	304	(102)

Income from continuing operations before income taxes, minority interest and discontinued operations	10,544	8,224	28,552	13,461
Income tax expense	4,907	1,936	14,783	3,280

Income from continuing operations before minority interest and discontinued operations	5,637	6,288	13,769	10,181
Minority interest in earnings of subsidiaries	(640)	(662)	(1,518)	(1,096)
Income from discontinued operations	1	229	9	23

Net income	$4,998	$5,855	$12,260	$9,108

Basic income per share from continuing operations before discontinued operations	$0.09	$0.26	$0.26	$0.42
Income from discontinued operations	—	0.01	—	—

Basic income per share	$0.09	$0.27	$0.26	$0.42

Diluted income per share from continuing operations before discontinued operations	$0.09	$0.10	$0.21	$0.16
Income from discontinued operations	—	—	—	—

Diluted income per share	$0.09	$0.10	$0.21	$0.16

Basic weighted shares outstanding	56,400	21,455	46,709	21,446

Diluted weighted average shares outstanding	58,072	56,560	58,188	56,584

See notes to consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

(in thousands of dollars)

	Six months Ended June 30,
	2005	2004
Operating activities:
Net income	$12,260	$9,108
Depreciation, depletion and amortization	2,907	1,727
Exploration expense	2,451	142
Minority interest in earnings of subsidiary	1,518	1,096
Gain on sale of assets	—	(83)
Change in operating assets and liabilities:
Trade receivables	(7,191)	51
Accounts with partners	1,263	(5,869)
Other receivables	(252)	204
Crude oil inventory	251	(587)
Materials and supplies	43	75
Prepayments and other	(319)	(632)
Accounts payable and accrued liabilities	3,769	2,989
Income taxes payable	240	(45)
Deferred taxes	—	(145)

Net cash provided by operating activities	16,940	8,031

Investing activities:
Discontinued operations transaction expense	—	(980)
Exploration expense	(2,451)	(142)
Additions to property and equipment	(1,640)	(6,689)
Funds in escrow, net	(13)	995
Other	(122)	105

Net cash used in investing activities	(4,226)	(6,711)

Financing activities:
Proceeds from the issuance of common stock	537	23
Debt repayment	(1,250)	(1,750)
Purchase of treasury shares	(65)	—
Distribution to minority interest	(999)	(100)

Net cash used in financing activities	(1,777)	(1,827)

Net change in cash and cash equivalents	10,937	(507)

Cash and cash equivalents at beginning of period	27,574	22,995

Cash and cash equivalents at end of period	$38,511	$22,488

Supplemental disclosure of cash flow information:
Income taxes paid	$16,442	$3,430

Interest paid	$119	$178

See notes to consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005

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

VAALCO’s subsidiaries holding interests in Gabon are VAALCO Energy (International), Inc., VAALCO Gabon (Etame), Inc. and VAALCO Production (Gabon), Inc. VAALCO Energy (USA), Inc. holds interests in properties in the United States.

2.	EARNINGS PER SHARE

The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128 – “Earnings per Share,” which establishes the requirements for presenting earnings per share (“EPS”). SFAS No. 128 requires the presentation of “basic” and “diluted” EPS on the face of the income statement. Basic EPS is calculated using the average number of shares of common stock outstanding during each period. Diluted EPS assumes the conversion of preferred stock during the period it was outstanding into common stock and the exercise of all stock options and warrants having exercise prices less than the average market price of the common stock using the treasury stock method.

Diluted Shares consist of the following:

	Three months ended		Six months ended
Item	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Basic weighted average common stock issued and outstanding	56,400,251	21,455,060	46,709,391	21,446,406
Preferred stock convertible to common stock	—	27,500,000	7,698,359	27,500,000
Dilutive warrants Dilutive options	— 1,672,302	5,533,993 2,071,215	1,968,553 1,811,215	5,559,913 2,078,419

Total diluted shares	58,072,553	56,560,268	58,187,518	56,584,738

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005

(Unaudited)

3.	ASSET RETIREMENT OBLIGATION

The Company records the fair value of a liability for an asset retirement obligation (“ARO”) in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived asset. The Company records the systematic accretion and depreciation of future abandonment costs of tangible assets such as platforms, wells, service assets, pipelines, and other facilities. The fair value of the liability for an asset’s retirement obligation is recorded in the period in which it is incurred if a reasonable estimate of the fair value can be made and the corresponding cost is capitalized as part of the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. The following table describes changes in our ARO liability during the six-month periods ended June 30, 2005 and 2004.

	2005	2004
Balance January 1,	$1,330	$1,165
Accretion Expense	51	35
Revisions	617	—

Balance June 30,	$1,998	$1,200

4.	RECENT ACCOUNTING PRONOUNCEMENTS

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

The Company is required to apply SFAS No. 123(R) to all awards granted, modified or settled in our first annual reporting period under U.S. GAAP beginning after June 15, 2005 or January 1, 2006. The Company is also required to use either the “modified prospective method” or the “modified retrospective method.” Under the modified prospective method, the Company must recognize compensation cost for all awards granted after the Company adopts the standard and for the unvested portion of previously granted awards that are outstanding on that date.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005

(Unaudited)

Under the modified retrospective method, the Company must restate its previously issued financial statements to recognize the amounts the Company previously calculated and reported on a pro forma basis, as if the prior standard had been adopted.

Under both methods, the Company is permitted to use either a straight line or an accelerated method to amortize the cost as an expense for awards with graded vesting. The standard permits and encourages early adoption.

The Company has not yet completed the analysis of the impact of SFAS 123(R). Because of the inexact and subjective nature of deriving non-freely traded employee stock option values, the Company has adopted the disclosure-only provisions of SFAS No. 123 and continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation cost has been recognized for the Company’s stock-based plans. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the optional method prescribed by SFAS No. 123, the Company’s net income and net income per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income as reported	$4,998	$5,855	$12,260	$9,108
Stock based employee compensation expense	634	172	2,309	346

Pro forma net income	$4,364	$5,683	$9,951	$8,762

Basic earnings per share
As reported	$0.09	$0.27	$0.26	$0.42
Pro forma	$0.08	$0.26	$0.21	$0.41

Diluted earnings per share
As reported	$0.09	$0.10	$0.21	$0.16
Pro forma	$0.08	$0.10	$0.17	$0.15

The total stock based employee compensation expense was determined under the fair value based method for all awards, net of related tax effects.

The effects of applying SFAS No. 123 in the disclosure may not be indicative of future amounts as additional awards in future years are anticipated.

The valuation of the options awarded in 2003 is based upon a Black-Scholes model assuming expected volatility of 38%, risk-free interest rate of 5.5%, expected life of options of 3 to 5 years, depending upon the award and an expected dividend yield of 0%. The valuation of options awarded in 2004 and 2005 is based on a Black-Scholes model assuming expected volatility of 62%, risk free interest rate of 5.5%, expected life of options of five years and expected dividend yield of 0%.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005

(Unaudited)

SFAS 151, Inventory Costs - In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, which amends Chapter 4 of ARB No. 43 that deals with inventory pricing. The statement clarifies the accounting for abnormal amounts of idle facility expenses, freight, handling costs, and spoilage. Under previous guidance, paragraph 5 of ARB No. 43, chapter 4, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs might be considered to be so abnormal, under certain circumstances, as to require treatment as current period charges. This statement eliminates the criterion of “so abnormal” and requires that those items be recognized as current period charges. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, although earlier application is permitted for fiscal years beginning after the date of issuance of this statement. Retroactive application is not permitted. Management is analyzing the requirements of this new statement and believes that its adoption will not have any significant impact on the Company’s financial position, results of operations or cash flows.

SFAS 153, Exchange of Non-Monetary Assets - In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date this statement is issued. Retroactive application is not permitted. Management will analyze the requirements of this new statement if the Company enters into an exchange of non-monetary assets.

FASB Statement No. 19 – On April 4, 2005, the FASB issued FASB Staff Position No. FAS 19-1 (“FSP FAS 19-1”), which addressed a discussion that was ongoing within the oil industry regarding capitalization of costs of drilling exploratory wells. Paragraph 19 of FASB Statement No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies (“FASB No. 19”), requires costs of drilling exploratory wells to be capitalized pending determination of whether the well has found proved reserves. If the well has found proved reserves, the capitalized costs become part of the entity’s wells, equipment, and facilities; if, however, the well has not found proved reserves, the capitalized costs of drilling the well are expensed. Questions arose in practice about the application of this guidance due to changes in oil and gas exploration processes and lifecycles. The issue was whether there are circumstances that would permit the continued capitalization of exploratory well costs if reserves cannot be classified as proved within one year following the completion of drilling, other than when additional exploration wells are necessary to justify major capital expenditures and those wells are underway or firmly planned for the near future. FSP FAS

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005

(Unaudited)

19-1 amends FASB No. 19 to allow for the continued capitalization of suspended well costs when the well has found a sufficient quantity of reserves to justify its completion as a producing well and the enterprise is making sufficient progress assessing the reserves and the economic and operating viability of the plan. The issuance of this amendment did not result in an adjustment to the Company suspended well costs. The Company had $6.5 million of suspended well costs associated with exploration wells at June 30, 2005 and December 31, 2004 being carried as work in progress.

FASB Statement No. 154 – In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections (“Statement 154”). Statement 154 requires companies to recognize changes in accounting principle, including changes required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods’ financial statements. Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of Statement 154 will have a material effect on its financial position or results of operations.

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

The Company charters a floating production, storage and offloading system (“FPSO”) for use in the Etame field, and as operator of the Etame field, guaranteed the charter payments through September 2010. The Company has agreed to continue the charter of the FPSO for up to two years beyond September 2010, unless one year’s prior notice is given to the owner of the FPSO. The Company obtained guarantees from its partners for each of their shares of the charter payment. The Company’s share of the charter payment is 28.1%.

The estimated obligations for the full charter payment and the Company’s share of the charter payments are as follows (in thousands of dollars):

Year	Full Charter Payment	Company Share
2005	$8,518	$2,391
2006	$16,501	$4,633
2007	$16,106	$4,522
2008	$15,332	$4,304
2009	$15,092	$4,237
2010	$14,894	$4,181

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005

(Unaudited)

The Company has a liability of $0.5 million at June 30, 2005 representing the guarantee’s fair value.

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

	Three months ended June 30,		Six months ended June 30,
Income from discontinued operations	2005	2004	2005	2004
(in thousands of dollars)
Revenues from oil sales	$—	$40	$—	$40

Operating costs and expenses:
Production expenses	—	32	—	71
Depreciation, depletion and amortization	—	—	—	—
General and administrative expenses	—	(132)	5	31

Total operating costs and expenses	—	(100)	5	102

Other revenues (expenses):
Interest income	—	1	—	5
Interest expense	—	—	—	—
Other income (expenses) – net	1	5	14	(6)

Income (loss) from discontinued operations before income taxes	1	146	9	(63)
Income tax expense (credit)	—	—	—	(3)

Income (loss) from discontinued operations before gain on sale	1	146	9	(60)

Gain on discontinued operations	—	83	—	83

Income from discontinued operations	$1	$229	$9	$23

7.	EQUITY TRANSACTIONS

On March 17, 2005, the holder of the remaining 6,667 shares of preferred stock converted the preferred stock to common stock at the rate of 2,750 shares of common stock per share of preferred stock, resulting in 18,334,250 shares of common stock being issued. In connection with the transaction, the holder exercised warrants to purchase 5,250,000 shares of common stock under a cashless exercise procedure and was issued 4,635,244 shares of common stock. The 614,756 shares which were used to pay the purchase price under the cashless exercise were placed in the treasury. The stock acquired by the conversion of preferred stock and exercise of the warrants was subsequently sold in block sales over the American Stock Exchange. With the completion of the conversion of preferred stock and exercises of warrants the Company has no preferred stock or warrants outstanding.

On February 7, 2005, the holder of warrants to purchase 250,000 shares of common stock exercised the warrants under a cashless exercise procedure and was issued 222,707 shares of common stock. The 27,293 shares which were used to pay the purchase price under the cashless exercise were placed in the treasury.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005

(Unaudited)

During the three months and six months ended June 30, 2005, employees and contractors exercised options to receive 282,500 and 481,633 shares of common stock, respectively, resulting in net proceeds to the Company of $328,000 and $473,000, respectively. During the three months and six months ended June 30, 2004, employees and contractors exercised options to receive 0 and 75,000 shares of common stock, respectively, resulting in net proceeds to the Company of $0 and $22,500, respectively.

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

INTRODUCTION

The Company operates the Etame field on behalf of a consortium of five companies offshore of the Republic of Gabon. The Phase 1 development of the field occurred in 2002 and consisted of completing three wells producing into a 1.1 million barrel FPSO. The Phase 2 development commenced in 2004 and consists of two wells planned, one of which has already been drilled and completed (the Etame-5H well). The second well of the Phase 2 development (the Etame-6H well) commenced drilling in June 2005 and was completed in July of 2005. Prior to the Etame-6H well, the Company drilled an exploration well south of the recently discovered Avouma which resulted in a dry hole (the “Avouma South” well).

During the six months ended June 30, 2005, the Etame field produced 1.7 million barrels (0.5 million net to the Company). With the completion of the Etame-6H well in July, the Etame field currently produces at approximately 23,000 BOPD (6,450 BOPD net to the Company).

The Company’s results of operations are affected by currency exchange rates. While oil sales are denominated in U.S. dollars, portions of operating costs in Gabon are denominated in local currency. An increase in the exchange rate of the local currency to the dollar will have the effect of increasing operating costs, while a decrease in the exchange rate will reduce operating costs. The Gabon local currency is tied to the Euro, which appreciated substantially against the dollar in 2004. During 2005, the Euro has depreciated approximately 10 percent versus the dollar. In the past, the Company has not entered into any currency hedges to fix or reduce volatility of changes in the exchange rate between the dollar and the Euro, and currently has no plans to do so in the future.

VAALCO ENERGY, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company sells its Gabon production to Shell Western Supply and Trading, Limited at spot market prices.

CAPITAL RESOURCES AND LIQUIDITY

Cash Flows

Net cash provided by operating activities for the six months ended June 30, 2005 was $16.9 million, as compared to $8.0 million provided by operations for the six months ended June 30, 2004. Net funds provided by operations in the six months ended June 30, 2005 included net income of $12.3 million, non-cash depreciation, depletion and amortization of $2.9 million, exploration expense add back of $2.5 million, minority interest add back of $1.5 million and cash used for working capital of $2.2 million. In the six month ended June 30, 2004, net cash provided by operating activities included net income of $9.1 million, non-cash depreciation, depletion and amortization of $1.7 million, exploration expense add back of $0.1 million, add back of minority interest of $1.1 million and cash used for working capital of $4.0 million.

Net cash used in investing activities for the six months ended June 30, 2005 was $4.2 million net of $3.1 million of accounts payable, as compared to $6.7 million for the six months ended June 30, 2004. In the six months ended June 30, 2005, the Company invested funds to upgrade the gas lift compressor on the FPSO, to drill the Avouma South exploration well and commence drilling the Etame-6H development well. In the six months ended June 30, 2004, the Company added to its investment in Gabon by participating in the Ebouri well, which resulted in an oil discovery, and to drill the Etame-5H well.

In the six months ended June 30, 2005, net cash used in financing activities was $1.8 million, consisting of $1.3 million of debt reduction and $1.0 million in distributions to minority interest, and partially offset by $0.5 million of proceeds from the issuance of common stock. Net cash used in financing activities in the six months ended June 30, 2004 was $1.8 million, consisting of $1.8 million of debt repayment.

Capital Expenditures

During the six months ended June 30, 2005, the Company incurred costs of $4.1 million on activities to upgrade the gas lift compressor on the FPSO, to drill the Avouma South exploration well and for the drilling of the Etame-6H development well. During the remainder of 2005, the Company anticipates completing the Etame-6H development well and commencing construction on the Avouma platform development project. Total capital expenditures for the remainder of 2005 are anticipated to be $10.9 million.

Historically, the Company’s primary sources of capital have been cash flows from operations, private sales of equity, borrowings and purchase money debt. At June 30, 2005, the Company had cash of $38.5 million. The Company believes that this cash combined with cash flow from operations will be sufficient to fund the Company’s remaining 2005 capital expenditure budget, required debt repayments of $1.0 million and additional investments in working capital resulting

VAALCO ENERGY, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

from potential growth. In addition, the Company has recently negotiated a $30.0 million revolving line of credit with the International Finance Corporation (“IFC”), a subsidiary of the World Bank. It is anticipated that this facility will become available during the third quarter of 2005. This facility will replace an existing term credit facility, which has a total of $2.5 million remaining outstanding.

As operator of the Etame field, the Company enters into project related activities on behalf of its working interest partners. The Company generally obtains advances from it partners prior to significant funding commitments.

On September 8, 2002, the Company commenced production from the Etame field offshore Gabon. Through June 30, 2005, total field production sold was 16.0 million barrels (4.5 million barrels net to the Company).

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

At June 30, 2005, the Company carried $10.4 million on the balance sheet as work in progress. Of that amount, $6.5 million was associated with exploratory wells for the Company’s share of the costs of the Ebouri No. 1 well and the Avouma No. 1 well. The Ebouri No. 1 and Avouma No. 1 wells resulted in discoveries of oil and gas. The remaining $3.9 million was associated with the cost of drilling the Etame-6H development well, which was completed in July of 2005.

For offshore exploratory discoveries, it is not unusual to have exploratory well costs remain suspended while additional appraisal and engineering work on the potential oil and gas field is performed and regulatory and government approvals are sought. In Gabon, the government must approve the commerciality of the reserves, assign a development area and approve a formal development plan prior to a field being developed. In February 2005, the Company received approval to declare the reserves commercial from the Gabon government and in April 2005 the government approved the assignment of a development area. The Company subsequently filed a

VAALCO ENERGY, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

development plan and is awaiting government approval. For the Ebouri discovery, the Company acquired new seismic over the discovery in January 2005 and intends to file for a development area and submit a development plan after the seismic is processed later in 2005.

Contractual Obligations

The Company has completed the commitments to the Gabon government under the third exploration period of the Etame contract. The Company entered into the fourth exploration period, beginning in October 2004, which requires a gross expenditure for exploration activities of $5.0 million ($1.5 million net to the Company). This commitment was satisfied with the drilling of the Avouma South exploration well in May 2005. The fourth exploration period expires in July 2006.

In addition to its lending relationships and obligations, the Company has contractual obligations under operating leases. The table below summarizes these obligations and commitments at June 30, 2005 (in thousands):

Payment Period	2005	2006	2007	Thereafter
Long Term Debt	$1,000	$1,250	$250	$—
Operating Leases(1)	10,015	18,656	16,491	45,356

1.	The Company is guarantor of a lease for an FPSO utilized in Gabon (see “Note 5 Guarantees”). Approximately 72% of the payment is co-guaranteed by the Company’s partners in Gabon.

VAALCO ENERGY, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended June 30, 2005 compared to three months ended June 30, 2004

Revenues

Total revenues were $16.6 million for the three months ended June 30, 2005 compared to $11.6 million for the comparable period in 2004. The Company sold approximately 339,000 net barrels of oil equivalent at an average price of $48.81 in three months ended June 30, 2005. In the three months ended June 30, 2004, the Company sold approximately 339,000 barrels of oil equivalent at an average price of $34.22 per barrel.

Operating Costs and Expenses

Total production expenses for the three months ended June 30, 2005 were $2.3 million compared to $2.2 million in the three months ended June 30, 2004. The Company matches production expenses with crude oil sales. Any production expenses associated with unsold crude oil inventory are capitalized.

Exploration expense was $2.3 million for the three months ended June 30, 2005 compared to $26,000 in the comparable period in 2004. Exploration expense in the three months ended June 30, 2005 included $2.2 million for the Avouma South well, and $0.1 million for seismic processing. Exploration expense in the three months ended June 30, 2004 periods was associated with seismic interpretation activity on the Etame block.

Depreciation, depletion and amortization expenses were $1.3 million in the three months ended June 30, 2005 compared to $0.9 million in the three months ended June 30, 2004. The deprecation, depletion and amortization expenses during the three months ended June 30, 2005 reflect the effects of the increase in amortizable costs due to the addition of the Etame 5H well. General and administrative expenses for the three months ended June 30, 2005 and 2004 were $0.3 million and $0.2 million for each period, respectively. In the three months ended June 30, 2005 and 2004, the Company benefited from overhead reimbursement associated with production and operations on the Etame block.

Other Income (Expense)

Interest income received on amounts on deposit was $0.2 million in the three months ended June 30, 2005 compared to $52,000 in the three months ended June 30, 2004. Interest expense and financing charges for the IFC loan was $0.1 million for both the three months ended June 30, 2005 and the three months ended June 30, 2004.

Income Taxes

Income taxes amounted to $4.9 million and $1.9 million for the three months ended June 30, 2005 and 2004, respectively. In both periods, the income tax was paid in Gabon. The higher income tax paid in 2005 was due in part to higher oil prices. In addition, the Company pays a

VAALCO ENERGY, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

higher income tax in Gabon after it recovers the costs it expends to explore for, develop and produce oil in Gabon. The maximum deduction from income taxes of costs exceeded remaining unrecovered costs, and was not fully available in the three months ended June 30, 2005. In the three months ended June 30, 2004 the maximum deduction was available. Capital expenditures in the second half of 2005 will have the effect of lowering taxes payable in the future.

Discontinued Operations

Income from discontinued operations in the Philippines in the three months ended June 30, 2005 was $1,000 compared to a $0.2 million gain in the three months ended June 30, 2004. In the three months ended June 30, 2004, the gain was associated with the sale of the Philippines assets.

Minority Interest

The Company incurred $0.6 million in minority interest charges in the three months ended June 30, 2005. These minority interest charges were associated with VAALCO Energy (International), Inc., a subsidiary that is 90.01% owned by the Company. In the three months ended June 30, 2004, minority interest charges of $0.7 million were incurred.

Net Income

Net income for the three months ended June 30, 2005 was $5.0 million, compared to net income of $5.8 million for the same period in 2004. In the three months ended June 30, 2005, the Company had $2.2 million in exploration costs associated with the Avouma South well, and experienced higher tax rates than in the three months ended June 30, 2004. In the three months ended June 30, 2004, the Company experienced lower crude oil prices.

Six months ended June 30, 2005 compared to six months ended June 30, 2004

Revenues

Total revenues were $39.7 million for the six months ended June 30, 2005 compared to $19.7 million for the same period in 2004. The increase in revenues was due to higher crude oil sales of approximately 858,000 barrels of oil equivalent in 2005 compared to 604,000 barrels of oil equivalent in 2004. Crude oil prices averaged $46.25 per barrel of oil equivalent in 2005 compared to $32.73 in 2004.

Operating Costs and Expenses

Total production expenses for the six months ended June 30, 2005 were $5.4 million compared to $4.1 in the six months ended June 30, 2004. Production expenses in 2005 included $0.3 million of additional costs associated with a domestic payment obligation which the Company did not have in 2004. Production expenses were also higher in 2005 than in 2004 due to the larger volume of oil sold.

VAALCO ENERGY, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Exploration expense was $2.5 million for the six months ended June 30, 2005 compared to $142,000 in the comparable period in 2004. Exploration expense in the six months ended June 30, 2005 included $2.2 million for the Avouma South well, and $0.3 million for seismic acquisition and processing. Exploration expense in the six months ended June 30, 2004 periods was associated with seismic interpretation activity on the Etame block. Depreciation, depletion and amortization expenses were $2.9 million in the six months ended June 30, 2005 compared to $1.7 million in the six months ended June 30, 2004. The higher deprecation, depletion and amortization expenses during the six months ended June 30, 2005 reflect the effects of the increase in amortizable costs due to the addition of the Etame 5H well. General and administrative expenses for the six months ended June 30, 2005 and 2004 were $0.7 million and $0.2 million, respectively. The Company experienced higher general and administrative reimbursements in 2004 than in 2005 from partners in the Etame concession associated with higher levels of capital expenditures in 2004.

Other Income (Expense)

Interest income of $0.4 million was received from amounts on deposit during the six months ended June 30, 2005 compared to $0.1 million during the six months ended June 30, 2004. In the six months ended June 30, 2005, the Company incurred $0.2 million in interest expense associated with the IFC development loan. Interest expense and financing charges for the IFC loan amounted to $0.3 million in the six months ended June 30, 2004.

Income Taxes

Income taxes amounted to $14.8 million and $3.3 million for the six months ended June 30, 2005 and 2004 respectively. The higher income tax paid in 2005 was due in part to higher oil prices. In addition, the Company pays a higher income tax in Gabon after it recovers the costs it expends to explore for, develop and produce oil in Gabon. The maximum deduction from income taxes of costs exceeded remaining unrecovered costs, and was not fully available in the six months ended June 30, 2005. In the six months ended June 30, 2004 the maximum deduction was available. Capital expenditures in the second half of 2005 will have the effect of lowering taxes payable in the future. The Company paid $140,000 in alternative minimum taxes in the first half of 2005 which was recorded as a deferred tax asset and $1.5 million in taxes in the Philippines which had previously been reserved and was being carried as taxes payable.

Discontinued operations

The Company incurred a gain on discontinued operations of $9,000 and $23,000 in the six months ended June 30, 2005 and 2004, respectively. These gains were associated with the sale of the Company’s former Philippines assets.

Minority Interest

The Company incurred $1.5 million in minority interest charges in the six months ended June 30, 2005 associated with the VAALCO Energy (International), Inc. subsidiary that is 90.01% owned by the Company. $999,000 of this minority interest charge was distributed to the minority interest owner in the second quarter of 2005. Minority interest charges of $1.1 million were incurred during the six months ended June 30, 2004.

VAALCO ENERGY, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Income (Loss)

Net income attributable to common stockholders for the six months ended June 30, 2005 was $12.3 million, compared to net income attributable to common stockholders of $9.1 million for the same period in 2004. The higher net income in 2005 was due to higher crude oil sales at higher prices, and was partially offset by higher exploration costs.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s results of operations are dependent upon the difference between prices received for its oil and gas production and the costs to find and produce such oil and gas. Oil and gas prices have been and are expected in the future to be volatile and subject to fluctuations based on a number of factors beyond the control of the Company. In July 2005, the Company made the decision to enter into a costless collar based upon Dated Brent for 60,000 barrels per month from August 2005 to December 2005 with a floor of $50.00 per barrel and a ceiling of $66.00 per barrel

ITEM 4. CONTROLS AND PROCEDURES

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
W. Russell Scheirman, President,
Chief Financial Officer and Director
(on behalf of the Registrant and as the principal financial officer)

Dated: August 5, 2005

EXHIBIT INDEX

Exhibits

3. Articles of Incorporation and Bylaws

3.1	Restated Certificate of Incorporation (incorporated by reference to exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed with the Commission on July 15, 1998, Reg. No. 333-59095).

3.2	Certificate of Amendment to Restated Certificate of Incorporation (incorporated by reference to exhibit 4.2 to the Company’s Registration Statement on Form S-3 filed with the Commission on July 15, 1998, Reg. No. 333-59095).

3.3	Amended and Restated Bylaws dated March 24, 2005 (Incorporated by reference to Exhibit 3.3 to the Company’s 10Q dated March 31, 2005 filed with the Commission on May 1, 2005)

Additional exhibits

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.