Form 10-Q
period 2005-09-30
VAALCO ENERGY INC /DE/
filed 2005-11-04
CIK 894627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Indicate by a check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒.

As of November 4, 2005, there were outstanding 56,874,950 shares of common stock, $0.10 par value per share.

VAALCO ENERGY, INC. AND SUBSIDIARIES

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands of dollars, except number of shares and par value amounts)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$45,321	$27,574
Funds in escrow	3,704	1,152
Receivables:
Trade	7,654	5,258
Accounts with partners	4,043	3,138
Other	1,044	209
Crude oil inventory	185	724
Materials and supplies	272	314
Prepayments and other	1,013	1,160
Current assets of discontinued operations	78	78

Total current assets	63,314	39,607

Property and equipment – successful efforts method:
Wells, platforms and other production facilities	39,924	32,960
Work in progress	10,627	6,508
Equipment and other	1,766	847

	52,317	40,315
Accumulated depreciation, depletion and amortization	(18,218)	(13,966)

Net property and equipment	34,099	26,349

Other assets:
Deferred tax asset	1,290	1,290
Funds in escrow	816	807
Other long-term assets	854	319

TOTAL	$100,373	$68,372

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$16,702	$9,280
Current portion of long term debt	1,500	2,250
Income taxes payable	—	140
Current liabilities of discontinued operations	403	1,927

Total current liabilities	18,605	13,597

Long term debt	500	1,500
Asset retirement obligations	2,625	1,330

Total liabilities	21,730	16,427

Commitments and contingencies:
Minority interest in consolidated subsidiaries	6,090	4,137

Stockholders’ equity:
Convertible preferred stock, $25 par value, 500,000 shares authorized; 0 and 6,667 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	—	167
Common stock, $0.10 par value, 100,000,000 authorized shares 57,674,292 and 33,244,244 shares issued with 1,060,342 and 418,294 in treasury at September 30, 2005 and December 31, 2004, respectively	5,767	3,324
Additional paid-in capital	43,983	45,612
Retained earnings/(accumulated deficit)	23,069	(1,094)
Less treasury stock, at cost	(266)	(201)

Total stockholders’ equity	72,553	47,808

TOTAL	$100,373	$68,372

See notes to consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED OPERATIONS

(Unaudited)

(in thousands of dollars, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues:
Oil and gas sales	$26,592	$18,253	$66,335	$38,021
Unrealized loss on hedging activity	(352)	—	(352)	—

	26,240	18,253	65,983	38,021

Operating costs and expenses:
Production expenses	3,004	2,851	8,417	6,979
Exploration expense	133	88	2,584	230
Depreciation, depletion and amortization	1,428	1,540	4,335	3,267
General and administrative expenses	178	253	902	461

Total operating costs and expenses	4,743	4,732	16,238	10,937

Operating income	21,497	13,521	49,745	27,084

Other income (expense):
Interest income	293	63	693	163
Interest expense	(118)	(117)	(338)	(374)
Other, net	(4)	33	120	88

Total other income (expense)	171	(21)	475	(123)

Income from continuing operations before income taxes, minority interest and discontinued operations	21,668	13,500	50,220	26,961
Income tax expense	8,306	2,974	23,089	6,254

Income from continuing operations before minority interest and discontinued operations	13,362	10,526	27,131	20,707
Minority interest in earnings of subsidiaries	(1,434)	(1,121)	(2,952)	(2,217)
Loss from discontinued operations	(25)	(164)	(16)	(141)

Net income	$11,903	$9,241	$24,163	$18,349

Basic income per share from continuing operations before discontinued operations	$0.21	$0.31	$0.48	$0.75
Loss from discontinued operations	—	(0.01)	—	(0.01)

Basic income per share	$0.21	$0.30	$0.48	$0.74

Diluted income per share from continuing operations before discontinued operations	$0.20	$0.16	$0.41	$0.32
Loss from discontinued operations	—	—	—	—

Diluted income per share	$0.20	$0.16	$0.41	$0.32

Basic weighted shares outstanding	56,558	31,149	50,052	24,730

Diluted weighted average shares outstanding	58,350	58,669	58,272	57,159

See notes to consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

(in thousands of dollars)

	Nine months Ended September 30,
	2005	2004
Operating activities:
Net income	$24,163	$18,349
Depreciation, depletion and amortization	4,335	3,267
Exploration expense	2,584	230
Minority interest in earnings of subsidiary	2,952	2,217
Loss on sale of assets	—	73
Change in operating assets and liabilities:
Trade receivables	(2,396)	(6,307)
Accounts with partners	(905)	(7,698)
Other receivables	(835)	331
Crude oil inventory	539	(200)
Materials and supplies	42	(287)
Prepayments and other	147	282
Accounts payable and accrued liabilities	4,205	(776)
Income taxes payable	(120)	(45)
Deferred taxes	—	(145)

Net cash provided by operating activities	34,691	9,291

Investing activities:
Discontinued operations transaction expense	—	(1,135)
Exploration expense	(2,584)	(230)
Additions to property and equipment	(9,099)	(12,525)
Funds in escrow, net	(2,561)	992
Other	(534)	136

Net cash used in investing activities	(14,778)	(12,762)

Financing activities:
Proceeds from the issuance of common stock	583	245
Debt repayment	(1,750)	(2,500)
Distribution to minority interest	(999)	(100)

Net cash used in financing activities	(2,166)	(2,355)

Net change in cash and cash equivalents	17,747	(5,826)

Cash and cash equivalents at beginning of period	27,574	22,995

Cash and cash equivalents at end of period	$45,321	$17,169

Supplemental disclosure of cash flow information:
Income taxes paid	$24,608	$6,404

Interest paid	$168	$256
Supplemental disclosure of non cash flow information

Investment in property and equipment not paid	$3,056	—

See notes to consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005

(Unaudited)

1.	UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOUNTING POLICIES

The consolidated financial statements of VAALCO Energy, Inc. and subsidiaries (collectively, “VAALCO” or the “Company”), included herein are unaudited, but include all adjustments consisting of normal recurring accruals which the Company deems necessary for a fair presentation of its financial position, results of operations and cash flows for the interim period. Such results are not necessarily indicative of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2004, which also contains a summary of the significant accounting policies followed by the Company in the preparation of its consolidated financial statements. These policies were also followed in preparing the quarterly report included herein. The Company follows the successful efforts method of accounting for its oil and gas exploration and development costs.

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

The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128 – Earnings per Share, which establishes the requirements for presenting earnings per share (“EPS”). SFAS No. 128 requires the presentation of “basic” and “diluted” EPS on the face of the income statement. Basic EPS is calculated using the average number of shares of common stock outstanding during each period. Diluted EPS assumes the conversion of preferred stock during the period it was outstanding into common stock and the exercise of all stock options and warrants having exercise prices less than the average market price of the common stock using the treasury stock method.

Diluted Shares consist of the following:

	Three months ended		Nine months ended
Item	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Basic weighted average common stock issued and outstanding	56,557,989	31,149,276	50,052,368	24,730,309
Preferred stock convertible to common stock	—	18,533,505	5,104,040	24,489,352
Dilutive warrants	—	5,947,434	1,308,771	5,842,577
Dilutive options	1,791,958	3,038,532	1,806,498	2,097,109

Total diluted shares	58,349,947	58,668,747	58,271,677	57,159,347

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005

(Unaudited)

3.	ASSET RETIREMENT OBLIGATION

The Company records the fair value of a liability for an asset retirement obligation (“ARO”) in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived asset. The Company records the systematic accretion and depreciation of future abandonment costs of tangible assets such as platforms, wells, service assets, pipelines, and other facilities. The fair value of the liability for an asset’s retirement obligation is recorded in the period in which it is incurred if a reasonable estimate of the fair value can be made and the corresponding cost is capitalized as part of the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. The following table describes changes in our ARO liability during the nine-month periods ended September 30, 2005 and 2004.

	2005	2004
Balance January 1,	$1,330	$1,165
Accretion Expense	83	58
Additions	528	362
Revisions	684	—

Balance September 30,	$2,625	$1,585

4.	RECENT ACCOUNTING PRONOUNCEMENTS

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

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005

(Unaudited)

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

The Company has not yet completed the analysis of the impact of SFAS 123(R). Because of the inexact and subjective nature of deriving non-freely traded employee stock option values, the Company has adopted the disclosure-only provisions of SFAS No. 123 and continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation cost has been recognized for the Company’s stock-based plans. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the optional method prescribed by SFAS No. 123, the Company’s net income and net income per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2005	2004	2005	2004
Net income as reported	$11,903	$9,241	$24,163	$18,349
Stock based employee compensation expense	423	176	2,732	522

Pro forma net income	$11,480	$9,065	$21,431	$17,827

Basic earnings per share
As reported	$0.21	$0.30	$0.48	$0.74
Pro forma	$0.20	$0.29	$0.43	$0.72

Diluted earnings per share
As reported	$0.20	$0.16	$0.41	$0.32
Pro forma	$0.20	$0.15	$0.37	$0.31

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

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005

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

FASB Statement No. 19 – On April 4, 2005, the FASB issued FASB Staff Position No. FAS 19-1 (“FSP FAS 19-1”), which addressed a discussion that was ongoing within the oil industry regarding capitalization of costs of drilling exploratory wells. Paragraph 19 of FASB Statement No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies (“FASB No. 19”), requires costs of drilling exploratory wells to be capitalized pending determination of whether the well has found proved reserves. If the well has found proved reserves, the capitalized costs become part of the entity’s wells, equipment, and facilities; if, however, the well has not found proved reserves, the capitalized costs of drilling the well are expensed. Questions arose in practice about the application of this guidance due to changes in oil and gas exploration processes and lifecycles. The issue was whether there are circumstances that would permit the continued capitalization of exploratory well costs if reserves cannot be classified as proved within one year following the completion of drilling, other than when additional exploration wells are necessary to justify major capital expenditures and those wells are underway or firmly planned for the near future. FSP FAS 19-1 amends FASB No. 19 to allow for the continued capitalization of suspended well costs

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005

(Unaudited)

when the well has found a sufficient quantity of reserves to justify its completion as a producing well and the enterprise is making sufficient progress assessing the reserves and the economic and operating viability of the plan. The issuance of this amendment did not result in an adjustment to the Company suspended well costs. The Company had $6.5 million of suspended well costs associated with exploration wells at Avouma and Ebouri in Gabon at September 30, 2005 and December 31, 2004 being carried as work in progress. In February 2005, the Company received approval to declare the reserves commercial from the Gabon government and in April 2005 the government approved the assignment of a development area. For the Ebouri discovery, the Company acquired new seismic over the discovery in January 2005 and is actively processing and interpreting these data. The Company intends to file for a development area and submit a development plan after the seismic is processed later in 2005 or early 2006.

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

The estimated obligations for the full charter payment and the Company’s share of the charter payments are as follows (in thousands of dollars):

Year	Full Charter Payment	Company Share
2005	$4,254	$1,194
2006	$16,778	$4,710
2007	$16,228	$4,556
2008	$15,659	$4,396
2009	$15,419	$4,329
2010	$11,385	$3,196

The Company has recorded a liability of $0.5 million at September 30, 2005 representing the guarantee’s fair value.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005

(Unaudited)

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

Income from discontinued operations

	Three months ended Sept. 30,		Nine months ended Sept. 30,
(in thousands of dollars)	2005	2004	2005	2004
Revenues from oil sales	$—	$—	$—	$40
Operating costs and expenses:
Production expenses	—	—	—	71
Depreciation, depletion and amortization	—	—	—	—
General and administrative expenses	24	—	29	31

Total operating costs and expenses	24	—	29	102
Other revenues (expenses):
Interest income	—	2	—	7
Other income (expenses) – net	(1)	(3)	13	(9)

Income (loss) from discontinued operations before income taxes	(25)	(1)	(16)	(64)
Income tax expense (credit)	—	6	—	3

Income (loss) from discontinued operations before loss on sale	(25)	(7)	(16)	(67)

Loss on asset sale	—	(157)	—	(74)

Income from discontinued operations	$(25)	$(164)	$(16)	$(141)

7.	DERIVATIVE AND HEDGING ACTIVITIES

During the third quarter of 2005, the Company entered into derivative commodity instruments to hedge its exposure to price fluctuations on crude oil production. Under collar arrangements, if the index price rises above the ceiling price, the Company pays the counterparty. If the index price falls below the floor price, the counterparty pays the Company. The index used for hedging the crude prices is Dated Brent.

At September 30, 2005, the Company had 3 open crude oil collar arrangements. The Company has elected not to designate any positions as cash flow hedges for accounting purposes, and accordingly, records the net change in the mark-to-market valuation of these derivative contracts in the consolidated statement of operations.

At September 30, 2005, the Company had a $352,000 derivative liability, which is classified as short-term. The Company had $352,000 unrealized losses for the three months and nine months ended September 30, 2005.

During the three months and nine months ended September 30, 2004, the Company had no outstanding commodity price hedging contracts. The following table reflects a summary of the Company’s hedging positions at September 30, 2005.

		Contract Price per Bbl. Collars
	Volume in Bbls/Month	Floor	Ceiling	Fair Value
Period		Price	Price	$thous
October 2005 – December 2005	60,000	$50.00	$66.00	(352)

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005

(Unaudited)

8.	LONG TERM DEBT

As of September 30, 2005, the Company had a term loan with the International Finance Corporation (“IFC”), a subsidiary of the World Bank in the amount of $2.0 million. In June 2005, the Company executed a loan agreement for a $30.0 million revolving credit facility secured by the assets of the Company’s Gabon subsidiary. The facility will be utilized to finance a portion of the Avouma and Ebouri development activities. The facility extends through June 2008 at which point it can be extended, or converted to a term loan. It is anticipated that this facility will become effective during the fourth quarter of 2005 after requisite loan registration filings with the Gabon government are completed. This facility will replace the existing term credit facility, which will be repaid.

9.	EQUITY TRANSACTIONS

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

During the three months and nine months ended September 30, 2005, employees and contractors exercised options to receive 114,166 and 595,799 shares of common stock, respectively, resulting in net proceeds to the Company of $111,000 and $583,000, respectively. During the three months and nine months ended September 30, 2004, employees and contractors exercised options to receive 391,665 and 466,665 shares of common stock, respectively, resulting in net proceeds to the Company of $222,000 and $245,000, respectively.

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

INTRODUCTION

The Company operates the Etame field on behalf of a consortium of five companies offshore of the Republic of Gabon. The Phase 1 development of the field occurred in 2002 and consisted of completing three wells producing into a 1.1 million barrel FPSO. The Phase 2 development commenced in 2004 and consisted of two wells. The second well of the Phase 2 development (the Etame-6H well) commenced drilling in June 2005 and was completed in July of 2005. Prior to the Etame-6H well, the Company drilled an exploration well south of the recently discovered Avouma which resulted in a dry hole (the “Avouma South” well).

During the nine months ended September 30, 2005, the Etame field produced 5.2 million barrels (1.45 million barrels net to the Company). The Etame field currently produces at approximately 18,500 BOPD (5,200 BOPD net to the Company).

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

VAALCO ENERGY, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

Cash Flows

Net cash provided by operating activities for the nine months ended September 30, 2005 was $34.7 million, as compared to $9.3 million provided by operations for the nine months ended September 30, 2004. Net funds provided by operations in the nine months ended September 30, 2005 included net income of $24.2 million, non-cash depreciation, depletion and amortization of $4.3 million, exploration expense add back of $2.6 million, minority interest add back of $3.0 million and cash used for working capital of $0.8 million. In the nine months ended September 30, 2004, net cash provided by operating activities included net income of $18.3 million, non-cash depreciation, depletion and amortization of $3.4 million, exploration expense add back of $0.2 million, add back of minority interest of $2.2 million and cash used for working capital of $14.8 million.

Net cash used in investing activities for the nine months ended September 30, 2005 was $14.8 million as compared to $12.8 million for the nine months ended September 30, 2004. In the nine months ended September 30, 2005, the Company invested funds to upgrade the gas lift compressor on the FPSO, to drill the Avouma South exploration well and drill the Etame-6H development well, and to begin construction of the Avouma development platform. In the nine months ended September 30, 2004, the Company added to its investment in Gabon by participating in the Ebouri well, which resulted in an oil discovery, and to drill the Etame-5H well.

In the nine months ended September 30, 2005, net cash used in financing activities was $2.2 million, consisting of $1.8 million of debt reduction and $1.0 million in distributions to minority interest, and partially offset by $0.6 million of proceeds from the issuance of common stock. Net cash used in financing activities in the nine months ended September 30, 2004 was $2.4 million, consisting of $2.5 million of debt repayment offset by net proceeds from issuance of common stock of $0.2 million and purchase of treasury shares of $0.1 million.

Capital Expenditures

During the nine months ended September 30, 2005, the Company incurred costs of $10.3 million on activities to upgrade the gas lift compressor on the FPSO, to drill the Avouma South exploration well, for the drilling of the Etame-6H development well and for the cost to begin construction of the Avouma development platform. During the remainder of 2005, the Company anticipates incurring costs for construction on the Avouma platform development project. Total capital expenditures for the remainder of 2005 are anticipated to be approximately $4.0 million.

Historically, the Company’s primary sources of capital have been cash flows from operations, private sales of equity, borrowings and purchase money debt. At September 30, 2005, the Company had cash of $45.3 million. The Company believes that this cash combined with cash flow from operations will be sufficient to fund the Company’s remaining 2005 capital expenditure budget, required debt repayments of $0.5 million and additional investments in

VAALCO ENERGY, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

working capital resulting from potential growth. In addition, the Company has recently negotiated a $30.0 million revolving line of credit with the International Finance Corporation (“IFC”), a subsidiary of the World Bank. It is anticipated that this facility will become available during the fourth quarter of 2005. This facility will replace an existing term credit facility, which has a total of $2.0 million remaining outstanding.

As operator of the Etame field, the Company enters into project related activities on behalf of its working interest partners. The Company generally obtains advances from it partners prior to significant funding commitments.

On September 8, 2002, the Company commenced production from the Etame field offshore Gabon. Through September 30, 2005, total field production sold was 18.2 million barrels (5.1 million barrels net to the Company).

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

Domestically, the Company produces from wells in Brazos County, Frio County, Dimmit County, Texas and the Gulf of Mexico. Domestic production is sold via separate contracts for oil and gas. The Company has access to several alternative buyers for oil and gas sales domestically.

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

At September 30, 2005, the Company carried $10.6 million on the balance sheet as work in progress. Of that amount, $6.5 million was associated with exploratory wells for the Company’s share of the costs of the Ebouri No. 1 well and the Avouma No. 1 well. The Ebouri No. 1 and Avouma No. 1 wells resulted in discoveries of oil and gas. The remaining $4.1 million is associated with the cost the Avouma development project.

For offshore exploratory discoveries, it is not unusual to have exploratory well costs remain suspended while additional appraisal and engineering work on the potential oil and gas field is performed and regulatory and government approvals are sought. In Gabon, the government must approve the commerciality of the reserves, assign a development area and approve a formal development plan prior to a field being developed. In February 2005, the Company received approval to declare the Avouma reserves commercial from the Gabon government and in April 2005 the government approved the assignment of a development area. The Company

VAALCO ENERGY, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

subsequently filed a development plan which has been approved by the government and has begun construction of the facilities for the project. In the Ebouri field, the Company acquired new seismic in January 2005 and is actively processing and interpreting these data. The Company intends to file for a development area and submit a development plan after the seismic is processed later in 2005 or early 2006.

Contractual Obligations

The Company has completed all of its commitments to the Gabon government under Etame contract. Beginning in October 2004, the Company entered into the fourth exploration period, which required a gross expenditure for exploration activities of $5.0 million ($1.5 million net to the Company). This commitment was satisfied with the drilling of the Avouma South exploration well in May 2005. The fourth exploration period expires in July 2006. The Company has entered into negotiations with the government for a fifth exploration period, but there can be no assurance that it will be successful in obtaining the extension.

In addition to its lending relationships and obligations, the Company has contractual obligations under operating leases. The table below summarizes these obligations and commitments at September 30, 2005 (in thousands):

Payment Period	2005	2006	2007	Thereafter
Long Term Debt	$500	$1,250	$250	$—
Operating Leases(1)	4,539	18,933	15,613	42,501

1.	The Company is guarantor of a lease for an FPSO utilized in Gabon (see “Note 5 Guarantees”). Approximately 72% of the payment is co-guaranteed by the Company’s partners in Gabon.

VAALCO ENERGY, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended September 30, 2005 compared to three months ended September 30, 2004

Revenues

Total revenues were $26.6 million for the three months ended September 30, 2005 compared to $18.3 million for the comparable period in 2004. The Company sold approximately 453,000 barrels of oil equivalent after royalties at an average price of $58.75 in three months ended September 30, 2005. In the three months ended September 30, 2004, the Company sold approximately 447,000 barrels of oil equivalent after royalties at an average price of $40.77 per barrel.

Operating Costs and Expenses

Total production expenses for the three months ended September 30, 2005 were $3.0 million compared to $2.9 million in the three months ended September 30, 2004. The increased expense is primarily due to higher cost for operating the FPSO and for chartering lifting assist vessels. The Company matches production expenses with crude oil sales. Any production expenses associated with unsold crude oil inventory are capitalized.

Exploration expense was $0.1 million for the three months ended September 30, 2005 compared to $0.1 million in the comparable period in 2004. Exploration expense in the three months ended September 30, 2005 included $0.1 million for seismic processing. Exploration expense in the three months ended September 30, 2004 periods was associated with seismic interpretation activity on the Etame block.

Depreciation, depletion and amortization expenses were $1.4 million in the three months ended September 30, 2005 compared to $1.5 million in the three months ended September 30, 2004. The deprecation, depletion and amortization expenses during the three months ended September 30, 2005 reflect the effects of adding proved developed reserves associated with ET-6H well.

General and administrative expenses for the three months ended September 30, 2005 and 2004 were $0.2 million and $0.3 million for each period, respectively. In the three months ended September 30, 2005 and 2004, the Company benefited from overhead reimbursement associated with production and drilling operations on the Etame block.

Other Income (Expense)

Interest income received on amounts on deposit was $0.3 million in the three months ended September 30, 2005 compared to $0.1 in the three months ended September 30, 2004. Interest expense and financing charges for the IFC loan was $0.1 million for both the three months ended September 30, 2005 and 2004.

VAALCO ENERGY, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income Taxes

Income taxes amounted to $8.3 million and $3.0 million for the three months ended September 30, 2005 and 2004, respectively. In both periods, the income tax was paid in Gabon. The higher income tax paid in 2005 was due in part to higher oil prices. In addition, the Company pays a higher income tax in Gabon after it recovers the costs it expends to explore for, develop and produce oil in Gabon. The maximum deduction from income taxes of costs exceeded remaining unrecovered costs, and was not fully available in the three months ended September 30, 2005. In the three months ended September 30, 2004 the maximum deduction was available.

Discontinued Operations

Loss from discontinued operations in the Philippines in the three months ended September 30, 2005 was $25,000 compared to a $0.2 million loss in the three months ended September 30, 2004. In the three months ended September 30, 2004, the loss was associated with the sale of the Philippines assets.

Minority Interest

The Company incurred $1.4 million in minority interest charges in the three months ended September 30, 2005. These minority interest charges were associated with VAALCO Energy (International), Inc., a subsidiary that is 90.01% owned by the Company. In the three months ended September 30, 2004, minority interest charges of $1.1 million were incurred.

Net Income

Net income for the three months ended September 30, 2005 was $11.9 million, compared to net income of $9.2 million for the same period in 2004. In the three months ended September 30, 2005, the Company experienced higher tax rates than in the three months ended September 30, 2004. In the three months ended September 30, 2004, the Company experienced lower crude oil prices than in the three months ended September 30, 2005.

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004

Revenues

Total revenues were $66.3 million for the nine months ended September 30, 2005 compared to $38.0 million for the same period in 2004. The increase in revenues was due to higher crude oil sales of approximately 1,311,000 barrels of oil equivalent after royalties in 2005 compared to 1,051,000 barrels of oil equivalent after royalties in 2004. Crude oil prices averaged $50.58 per barrel of oil equivalent in 2005 compared to $36.15 in 2004.

Operating Costs and Expenses

Total production expenses for the nine months ended September 30, 2005 were $8.4 million compared to $7.0 million in the nine months ended September 30, 2004. A portion of the increased expense is due to higher cost for operating the FPSO and for chartering lifting assist vessels. Production expenses in 2005 also included $0.3 million of higher costs associated with a domestic payment obligation as compared to 2004.

VAALCO ENERGY, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Exploration expense was $2.6 million for the nine months ended September 30, 2005 compared to $0.2 million in the comparable period in 2004. Exploration expense in the nine months ended September 30, 2005 included $2.2 million for the Avouma South well, and $0.4 million for seismic acquisition and processing. Exploration expense in the nine months ended September 30, 2004 was associated with seismic interpretation activity on the Etame block.

Depreciation, depletion and amortization expenses were $4.3 million in the nine months ended September 30, 2005 compared to $3.3 million in the nine months ended September 30, 2004. The higher deprecation, depletion and amortization expenses during the nine months ended September 30, 2005 reflect the effects of the increase in amortizable costs due to the addition of the Etame 5H and Etame 6H wells and higher crude oil volumes sold.

General and administrative expenses for the nine months ended September 30, 2005 and 2004 were $0.9 million and $0.5 million, respectively. The Company experienced higher general and administrative reimbursements in 2004 than in 2005 from partners in the Etame concession associated with higher levels of capital expenditures in 2004.

Other Income (Expense)

Interest income of $0.7 million was received from amounts on deposit during the nine months ended September 30, 2005 compared to $0.2 million during the nine months ended September 30, 2004. In the nine months ended September 30, 2005, the Company incurred $0.3 million in interest expense associated with the IFC development loan. Interest expense and financing charges for the IFC loan amounted to $0.4 million in the nine months ended September 30, 2004 The higher interest expense was due to a larger average balance on the loan in 2004.

Income Taxes

Income taxes amounted to $23.1 million and $6.3 million for the nine months ended September 30, 2005 and 2004 respectively. The higher income tax paid in 2005 was due in part to higher oil prices. In addition, the Company pays a higher income tax in Gabon after it recovers the costs it expends to explore for, develop and produce oil in Gabon. The maximum deduction from income taxes of costs exceeded remaining unrecovered costs, and was not fully available in the nine months ended September 30, 2005. In the nine months ended September 30, 2004 the maximum deduction was available. The Company paid $140,000 in alternative minimum taxes in the first half of 2005 which was recorded as a deferred tax asset and $1.5 million in taxes in the Philippines which had previously been reserved and was being carried as taxes payable.

Discontinued operations

The Company incurred a loss on discontinued operations of $16,000 and $141,000 in the nine months ended September 30, 2005 and 2004, respectively. These losses were associated with the sale of the Company’s former Philippines assets.

VAALCO ENERGY, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Minority Interest

The Company incurred $3.0 million in minority interest charges in the nine months ended September 30, 2005 associated with the VAALCO Energy (International), Inc. subsidiary that is 90.01% owned by the Company. In the second quarter of 2005, $1.0 million of this minority interest charge was distributed to the minority interest owner. Minority interest charges of $2.2 million were incurred during the nine months ended September 30, 2004.

Net Income (Loss)

Net income attributable to common stockholders for the nine months ended September 30, 2005 was $24.2 million, compared to net income attributable to common stockholders of $18.3 million for the same period in 2004. The higher net income in 2005 was due to higher crude oil volumes sold at higher prices, and was partially offset by higher exploration costs.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s results of operations are dependent upon the difference between prices received for its oil and gas production and the costs to find and produce such oil and gas. Oil and gas prices have been and are expected in the future to be volatile and subject to fluctuations based on a number of factors beyond the control of the Company. The Company has entered into hedging arrangements for a portion of its crude oil production (See Footnote 7 – Derivatives and Hedging Arrangements).

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

ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders held on June 8, 2005 the holders of Common shares elected one Class I Director and three Class II Directors. The stockholders also approved the appointment of Deloitte & Touche as auditors of the Company. The votes cast for the Class I director and the Class II directors proposed by the Company’s definitive proxy statement on

VAALCO ENERGY, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Schedule 14A, out of a total of 56,217,284 shares of Common Stock deemed to be outstanding and entitled to vote at the annual meeting were as follows:

Directors Elected by Common Stockholders	Votes Cast For	Votes Cast Against or withheld
Class I
Luigi P. Caflisch	40,500,670	359,618

Class II
William S. Farish	40,509,520	353,768
Arne R. Nielsen	40,500,670	362,618
W. Russell Scheirman	38,502,173	2,361,115

Regarding the proposal to approve the appointment of Deloitte & Touche as the Company’s auditors, 40,755,082 votes were cast for the proposal, 72,030 votes were cast against the proposal and 0 votes abstained from voting.

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

Dated: November 4, 2005

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