Form 10-K
period 2005-12-31
VAALCO ENERGY INC /DE/
filed 2006-03-08
CIK 894627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 0-20928

VAALCO Energy, Inc.

(Exact name of registrant as specified on its charter)

Delaware	76-0274813
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4600 Post Oak Place Suite 309 Houston, Texas	77027
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code): (713) 623-0801

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of exchange on which registered
Common Stock, $.10 par value	American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act    Yes    ☐    No    ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15d of the Act    Yes    ☐    No    ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐.

Indicate by check mark if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☐                Accelerated filer    ☒                Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act    Yes    ☐    No    ☒

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates, as of March 1, 2006 was $364,394,350.

As of March 1, 2006, there were outstanding 57,576,315 shares of common stock, $0.10 par value per share, of the registrant.

Documents incorporated by reference: Definitive proxy statement of VAALCO Energy, Inc. relating to the Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year covered by this Form, which is incorporated into Part III of this 10-K.

VAALCO ENERGY, INC.

PART I

Item 1.	Business

BACKGROUND

VAALCO Energy, Inc., a Delaware corporation incorporated in 1985, is a Houston-based independent energy company principally engaged in the acquisition, exploration, development and production of crude oil and natural gas. VAALCO owns producing properties and conducts exploration activities as operator in Gabon, West Africa. Domestically, the Company has minor interests in the Texas Gulf Coast area. As used herein, the terms “Company” and “VAALCO” mean VAALCO Energy, Inc. and its subsidiaries, unless the context otherwise requires. The Company’s corporate headquarters are located at 4600 Post Oak Place, Suite 309, Houston, Texas 77027 where the telephone number is (713) 623-0801.

VAALCO’s Gabon subsidiaries are VAALCO Gabon (Etame), Inc. and VAALCO Production (Gabon), Inc. VAALCO Energy (USA), Inc. holds interests in certain properties located in the United States.

In connection with a merger with 1818 Oil Corp. in 1998, the Company issued to the 1818 Fund II, L.P. (the “1818 Fund”) common stock and preferred stock, representing approximately 65% of the outstanding voting power of the Company on an as converted basis (excluding options and warrants). On March 17, 2005, the 1818 Fund converted its remaining preferred stock into common stock at the rate of 2,750 shares of common stock per share of preferred stock, resulting in 18,334,250 shares of common stock being issued. In connection with the transaction, the holder exercised warrants to purchase 5,250,000 shares of common stock under a cashless exercise procedure and was issued 4,635,244 shares of common stock. The 614,756 shares which were used to pay the purchase price under the cashless exercise were placed in the treasury. The stock acquired by the conversion of preferred stock and exercise of the warrants and shares of common stock already held by the 1818 Fund, totaled 35,898,685 shares. These shares were sold in March 2005 in block sales over the American Stock Exchange with all proceeds going to the 1818 Fund. With the completion of the conversion of preferred stock and exercises of warrants, the Company has no preferred stock or warrants outstanding.

RECENT DEVELOPMENTS

The Company’s primary source of revenue is from the Etame field located offshore the Republic of Gabon. The Company drilled one additional development well in the Etame field during 2005, the Etame 6H well. During 2005, the Etame field produced approximately 6.9 million bbls (1.6 million bbls net to the Company). The Etame field is located within the Etame Marin Block, where the Company discovered two additional fields in 2004, the Avouma field and the Ebouri field. The Avouma discovery is adjacent to the South Tchibala discovery drilled in the late 1970’s by a previous operator, but never developed.

During 2005, the Company received approval from the Gabon government for a joint development plan for the Avouma and South Tchibala discoveries. A platform is currently being constructed for installation during the summer of 2006, with first production from the Avouma/South Tchibala fields expected to occur in the fourth quarter of 2006. The Company anticipates receiving approval for a development plan for the Ebouri field in 2006. The Company drilled one exploration well on the Etame Block in 2005, the Avouma South No. 1, which did not encounter hydrocarbons.

In November 2005, the Company signed a production sharing contract for the Mutamba Iroru block onshore Gabon. The five year contract awards the Company exploration rights to approximately 270,000 acres along the central coast of Gabon. The Company is currently gathering data from past operators of the area for interpretation and prospect delineation.

AVAILABLE INFORMATION

The Company files annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy any document the Company files at the SEC’s Public Reference Room at 450 Fifth

Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the SEC’s Public Reference Room. The Company’s SEC filings are also available to the public at the SEC’s website at www.sec.gov.

You may also obtain copies of the Company’s annual, quarterly and current reports, proxy statements and certain other information filed with the SEC, as well as amendments thereto, free of charge from the Company’s website at www.vaalco.com. No information from the SEC’s or the Company’s website is incorporated by reference herein. The Company has placed on its website copies of its Audit Committee Charter, Code of Business Conduct and Ethics, and Code of Ethics for the Chief Executive Officer and Chief Financial Officer. Stockholders may request a printed copy of these governance materials by writing to the Corporate Secretary, VAALCO Energy Company, 4600 Post Oak Place, Suite 309, Houston, TX 77027.

GENERAL

The Company’s current strategy is to maximize the value of the reserves discovered in Gabon through exploitation of the Etame field, and development of the Avouma, South Tchibala and Ebouri discoveries. The Company has recently established an office in Aberdeen, Scotland with the intention of participating in the June 2006 bidding round for entrance into the Central Oil Basin and the Southern Gas Basin in the United Kingdom sector of the North Sea. The Company is also actively seeking additional opportunities in West Africa.

International

The Company’s international strategy is to pursue selected opportunities that are characterized by reasonable entry costs, favorable economic terms, high reserve potential relative to capital expenditures and the availability of existing technical data that may be further developed using current technology. The Company believes that it has unique management and technical expertise in identifying international opportunities and establishing favorable operating relationships with host governments and local partners familiar with the local practices and infrastructure. The Company owns producing properties and conducts exploration activities as operator of two exploration licenses internationally in Gabon.

Domestic

The Company’s domestic strategy is to produce existing reserves. There are no plans to drill new domestic wells at this time.

CUSTOMERS

Substantially all of the Company’s crude oil and natural gas is sold at the well head at posted or indexed prices under short-term contracts, as is customary in the industry. In Gabon, the Company sells crude oil under a contract with Trafigura Beheer B.V. which runs for the calendar year 2006. While the loss of Trafigura as a buyer might have a material effect on the Company in the short term, management believes that the Company would be able to obtain other customers for its crude oil. Domestic production is sold under two contracts, one for oil and one for gas. The Company has access to several alternative buyers for oil and gas sales domestically.

EMPLOYEES

As of December 31, 2005, the Company had 16 full-time employees, nine of whom were located in Gabon. The Company also utilizes contractors to staff its international operations. The Company is not subject to any collective bargaining agreements and believes its relations with its employees are satisfactory.

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

ENVIRONMENTAL REGULATIONS

General

The Company’s activities are subject to federal, state and local laws and regulations governing environmental quality and pollution control in the United States and also are subject to the laws and regulations of Gabon. In addition the Company is subject to the International Finance Corporation environmental guidelines. Although no assurances can be made, the Company believes that, absent the occurrence of an extraordinary event, compliance with existing laws, rules and regulations and the International Finance Corporation environmental guidelines regulating the release of materials in the environment or otherwise relating to the protection of the environment will not have a material effect upon the Company’s capital expenditures, earnings or competitive position with respect to its existing assets and operations. The Company cannot predict what effect future regulation or legislation, enforcement policies, changes in International Finance Corporation environmental guidelines, and claims for damages to property, employees, other persons and the environment resulting from the Company’s operations could have on its activities. In part because it is a developing country, it is unclear how quickly and to what extent Gabon will increase its regulation of environmental issues in the future; any significant increase in the regulation or enforcement of environmental issues by Gabon could have a material effect on the Company. Developing countries, in certain instances, have patterned environmental laws after those in the United States. However, the extent to which any environmental laws are enforced in developing countries varies significantly.

Solid and Hazardous Waste

The Company currently owns or leases, and in the past has owned or leased, properties that have been used for the exploration and production of oil and gas for many years. Although the Company has utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other solid wastes may have been disposed or released on or under the properties owned or leased by the Company or on or under locations where such wastes have been taken for disposal. In addition, some of these properties are or have been operated by third parties. The Company has no control over such entities’ treatment of hydrocarbons or other solid wastes and the manner in which such substances may have been disposed or released. State and federal laws applicable to oil and gas wastes and properties have gradually become stricter over time. The Company could in the future be required to remediate property, including groundwater, containing or impacted by previously disposed wastes (including wastes disposed or released by prior owners or operators, or property contamination, including groundwater contamination by prior owners or operators) or to perform remedial plugging operations to prevent future or mitigate existing contamination.

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

The OPA also imposes ongoing requirements on a responsible party, including proof of financial responsibility to cover at least some costs in a potential spill. Certain amendments to the OPA that were enacted in 1996 require owners and operators of offshore facilities that have a worst case oil spill potential of more than 1,000 bbls to demonstrate financial responsibility in amounts ranging from $10 million in specified state waters and $35 million in federal outer continental shelf (“OCS”) waters, with higher amounts, up to $150 million based upon worst case oil-spill discharge volume calculations. The Company believes that it has established adequate proof of financial responsibility for its offshore facilities.

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

International Finance Corporation Environmental Guidelines

The loan agreement dated April 19, 2002 between one of the Company’s subsidiaries and the International Finance Corporation requires the Company to comply with specified environmental guidelines. These guidelines set maximum air emission levels and liquid effluent amounts, impose requirements for proper onshore disposal of all solid and hazardous wastes, and require compliance with other similar environmental guidelines. In addition, the Company is required to utilize environmental best practices for drilling activities and produced water and chemical management, prepare emergency response and oil spill response plans, and implement monitoring and reporting procedures. The Company believes that it is in substantial compliance with all applicable International Finance Corporation environmental guidelines. However, if a project were found to be not in compliance with the guidelines, the International Finance Corporation financing could be in jeopardy.

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

Item 1A.	Risk Factors

You should carefully consider the following risk factors in addition to the other information included in this report. If any of these risks or uncertainties actually occur, our business, financial condition and results of operations could be materially adversely affected. Additional risks not presently known to us or which we consider immaterial based on information currently available to us may also materially adversely affect us. In this section, the terms “Vaalco”, “we”, “us” and “our” refer to Vaalco and its subsidiaries, unless the context clearly indicates otherwise.

Almost all of the value of our production and reserves is concentrated in a single field offshore Gabon, and any production problems or inaccuracies in reserve estimates related to this property would adversely impact our business.

The Etame field, consisting of four producing wells, constituted almost 100% of our total production for the year ended December 31, 2005. In addition, at December 31, 2005, almost 100% of our total net proved reserves were attributable to this field. If mechanical problems, storms or other events curtailed a substantial portion of this production, or if the actual reserves associated with this producing property are less than our estimated reserves, our results of operations and financial condition could be materially adversely affected.

Our results of operations and financial condition could be adversely affected by changes in currency exchange rates.

Our results of operations and financial condition are affected by currency exchange rates. While oil sales are denominated in U.S. dollars, portions of our operating costs in Gabon are denominated in the local currency. An increase in the exchange rate of the local currency to the dollar will have the effect of increasing operating costs while a decrease in the exchange rate will reduce operating costs. The Gabon local currency is tied to the Euro. The exchange rate between the Euro and the U.S. dollar has fluctuated widely in response to international political conditions, general economic conditions and other factors beyond our control. The Euro appreciated substantially against the U.S. dollar in 2003 and 2004, while in 2005 the U.S. dollar appreciated against the Euro.

A decrease in oil and gas prices may adversely affect our results of operations and financial condition.

Our revenues, cash flow, profitability and future rate of growth are substantially dependent upon prevailing prices for oil and gas. Our ability to borrow funds and to obtain additional capital on attractive terms is also substantially dependent on oil and gas prices. Historically, world-wide oil and gas prices and markets have been volatile and are likely to continue to be volatile in the future. In 2005, medium/heavy sweet crude oils, which produce higher amounts of residual fuel oil, experienced weaker demand in the marketplace. This has resulted in those crude oils trading at a discount to their traditional benchmark. These crude oils are similar to those produced from the Etame Field, and the lower market price may have an adverse impact upon our results of operations.

Prices for oil and gas are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond our control. These factors include international political conditions, the domestic and foreign supply of oil and gas, the level of consumer demand, weather conditions, domestic and foreign governmental regulations, the price and availability of alternative fuels and general economic conditions. In addition, various factors, including the effect of federal, state and foreign regulation of production and transportation, general economic conditions, changes in supply due to drilling by other producers and changes in demand may adversely affect our ability to market our oil and gas production. Any significant decline in the price of oil or gas would adversely affect our revenues, operating income, cash flows and borrowing capacity and may require a reduction in the carrying value of our oil and gas properties and our planned level of capital expenditures.

Unless we are able to replace reserves which we have produced, our cash flows and production will decrease over time.

Our future success depends upon our ability to find, develop or acquire additional oil and gas reserves that are economically recoverable. Except to the extent that we conduct successful exploration or development activities or acquire properties containing proved reserves, our estimated net proved reserves will generally decline as reserves are produced. There can be no assurance that our planned development and exploration projects and acquisition activities will result in significant additional reserves or that we will have continuing success drilling productive wells at economic finding costs. The drilling of oil and gas wells involves a high degree of risk, especially the risk of dry holes or of wells that are not sufficiently productive to provide an economic return on the capital expended to drill the wells. In addition, our drilling operations may be curtailed, delayed or canceled as a result of numerous factors, including title problems, weather conditions, political instability, economic/currency imbalances, compliance with governmental requirements or delays in the delivery of equipment and availability of drilling rigs. Our current domestic oil and gas properties are operated by third parties and, as a result, we have limited control over the nature and timing of exploration and development of such properties or the manner in which operations are conducted on such properties.

Substantial capital, which may not be available to us in the future, is required to replace and grow reserves.

We make, and will continue to make, substantial capital expenditures for the acquisition, exploitation, development, exploration and production of oil and gas reserves. Historically, we have financed these expenditures primarily with cash flow from operations, debt, asset sales, and private sales of equity. During 2005, we have participated, and in 2006 we will continue to participate, in the further exploration and development of the Etame Field offshore Gabon. We are the operator for the field and thus responsible for contracting on behalf of all the remaining parties participating in the project. We rely on the timely payment of cash calls by our partners to pay for the 69.65% share of the budget for which they are responsible. However, if lower oil and gas prices, operating difficulties or declines in reserves result in our revenues being less than expected or limit our ability to borrow funds, or our partners fail to pay their share of project costs, we may have a limited ability to expend the capital necessary to undertake or complete future drilling programs. We cannot assure you that additional debt or equity financing or cash generated by operations will be available to meet these requirements.

Our drilling activities require us to risk significant amounts of capital that may not be recovered.

Drilling activities are subject to many risks, including the risk that no commercially productive reservoirs will be encountered. There can be no assurance that new wells drilled by us will be productive or that we will recover all or any portion of our investment. Drilling for oil and natural gas may involve unprofitable efforts, not only from dry wells, but also from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. The cost of drilling, completing and operating wells is often uncertain and cost overruns are common. Our drilling operations may be curtailed, delayed or canceled as a result of numerous factors, many of which are beyond our control, including title problems, weather conditions, compliance with governmental requirements and shortages or delays in the delivery of equipment and services.

Weather, unexpected subsurface conditions and other unforeseen operating hazards may adversely impact our oil and gas activities.

The oil and gas business involves a variety of operating risks, including fire, explosions, blow-outs, pipe failure, casing collapse, abnormally pressured formations and environmental hazards such as oil spills, gas leaks, ruptures and discharges of toxic gases, the occurrence of any of which could result in substantial losses to us due to injury and loss of life, severe damage to and destruction of property, natural resources and equipment, pollution and other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations. Our production facilities are also subject to hazards inherent in marine operations, such as capsizing, sinking, grounding, collision and damage from severe weather conditions. The relatively deep offshore drilling conducted by us overseas involves increased drilling risks of high pressures and mechanical difficulties, including stuck pipe, collapsed casing and separated cable. The impact that any of these risks may have upon us is increased due to the low number of producing properties we own.

We maintain insurance against some, but not all, potential risks; however, there can be no assurance that such insurance will be adequate to cover any losses or exposure for liability. The occurrence of a significant unfavorable event not fully covered by insurance could have a material adverse effect on our financial condition, results of operations and cash flows. Furthermore, we cannot predict whether insurance will continue to be available at a reasonable cost or at all.

Our reserve information represents estimates that may turn out to be incorrect if the assumptions upon which these estimates are based are inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present values of our reserves.

There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves, including many factors beyond our control. Reserve engineering is a subjective process of estimating the underground accumulations of oil and gas that cannot be measured in an exact manner. The estimates incorporated by reference into this document are based on various assumptions required by the SEC, including unescalated prices and costs and capital expenditures, and, therefore, are inherently imprecise indications of future net revenues. Actual future production, revenues, taxes, operating expenses, development expenditures and quantities of recoverable oil and gas reserves may vary substantially from those assumed in the estimates. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves incorporated by reference in this document. In addition, our reserves may be subject to downward or upward revision based upon production history, results of future development, availability of funds to acquire additional reserves, prevailing oil and gas prices and other factors. Moreover, the calculation of the estimated present value of the future net revenue using a 10% discount rate as required by the SEC is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with our reserves or the oil and gas industry in general. It is also possible that reserve engineers may make different estimates of reserves and future net revenues based on the same available data.

The estimated future net revenues attributable to our net proved reserves are prepared in accordance with SEC guidelines, and are not intended to reflect the fair market value of our reserves. In accordance with the rules of the SEC, our reserve estimates are prepared using period-end prices received for oil and gas. Future reductions in prices below those prevailing at year-end 2005 would result in the estimated quantities and present values of our reserves being reduced.

A substantial portion of our proved reserves are or will be subject to service contracts, production sharing contracts and other arrangements. The quantity of oil and gas that we will ultimately receive under these arrangements will differ based on numerous factors, including the price of oil and gas, production rates, production costs, cost recovery provisions and local tax and royalty regimes. Changes in many of these factors do not affect estimates of U.S. reserves in the same way they affect estimates of proved reserves in foreign jurisdictions, or will have a different effect on reserves in foreign countries than in the United States. As a result, proved reserves in foreign jurisdictions may not be comparable to proved reserve estimates in the United States.

We have less control over our foreign investments than domestic investments and turmoil in foreign countries may affect our foreign investments.

Our international assets and operations are subject to various political, economic and other uncertainties, including, among other things, the risks of war, expropriation, nationalization, renegotiation or nullification of existing contracts, taxation policies, foreign exchange restrictions, changing political conditions, international monetary fluctuations, currency controls and foreign governmental regulations that favor or require the awarding of drilling contracts to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. In addition, if a dispute arises with foreign operations, we may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons, especially foreign oil ministries and national oil companies, to the jurisdiction of the United States.

Private ownership of oil and gas reserves under oil and gas leases in the United States differs distinctly from our ownership of foreign oil and gas properties. In the foreign countries in which we do business, the state generally retains ownership of the minerals and consequently retains control of, and in many cases participates in, the exploration and production of hydrocarbon reserves. Accordingly, operations outside the United States may be materially affected by host governments through royalty payments, export taxes and regulations, surcharges, value added taxes, production bonuses and other charges.

Almost all of our proven reserves are located offshore of the Republic of Gabon. As of December 31, 2005, we carried a gross investment of approximately $52.7 million on our balance sheet associated with the Etame field ($35.7 million net of accumulated depletion, depreciation and amortization costs). We have operated in Gabon since 1995 and believe we have good relations with the current Gabonese government. However, there can be no assurance that present or future administrations or governmental regulations in Gabon will not materially adversely affect our operations or cash flows.

Competitive industry conditions may negatively affect our ability to conduct operations.

We operate in the highly competitive areas of oil exploration, development and production. We compete for the acquisition of exploration and production rights in oil and gas properties from foreign governments and from other oil and gas companies. These properties include exploration prospects as well as properties with proved reserves. Factors that affect our ability to compete in the marketplace include:

•	our access to the capital necessary to drill wells and acquire properties;

•	our ability to acquire and analyze seismic, geological and other information relating to a property;

•	our ability to retain the personnel necessary to properly evaluate seismic and other information relating to a property;

•	the location of, and our ability to access, platforms, pipelines and other facilities used to produce and transport oil and gas production; and

•	the standards we establish for the minimum projected return on an investment of our capital.

Our competitors include major integrated oil companies and substantial independent energy companies, many of which possess greater financial, technological, personnel and other resources than we do. Our competitors may use superior technology which we may be unable to afford or which would require costly investment by us in order to compete.

Compliance with environmental and other government regulations could be costly and could negatively impact production.

The laws and regulations of the United States and Gabon regulate our business. Our operations could result in liability for personal injuries, property damage, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages. In addition, we could be liable for environmental damages caused by, among others, previous property owners or operators. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could have a material adverse effect on our financial condition, results of operations and liquidity.

These laws and governmental regulations, which cover matters including drilling operations, taxation and environmental protection, may be changed from time to time in response to economic or political conditions and could have a significant impact on our operating costs, as wells as the oil and gas industry in general. In addition, the Company is subject to International Finance Corporation environmental guidelines published by the World Bank. While we believe that we are currently in compliance with environmental laws and regulations applicable to our operations in Gabon and the U.S., including those required by the International Finance Corporation, no assurances can be given that we will be able to continue to comply with such environmental laws and regulations without incurring substantial costs.

If our assumptions underlying accruals for abandonment costs are too low, we could be required to expend greater amounts than expected.

Almost all of our producing properties are located offshore. The costs to abandon offshore wells may be substantial. For financial accounting purposes, we adopted Statement of Financial Accounting Standards 143, – Accounting for Asset Retirement Obligations on January 1, 2003. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived assets. No assurances can be given that such reserves will be sufficient to cover such costs in the future as they are incurred.

From time to time we may hedge a portion of our production, which may result in our making cash payments or prevent us from receiving the full benefit of increases in prices for oil and gas.

We may reduce our exposure to the volatility of oil and gas prices by hedging a portion of our production. Hedging also prevents us from receiving the full advantage of increases in oil or gas prices above the maximum fixed amount specified in the hedge agreement. In a typical hedge transaction, we have the right to receive from the hedge counterparty the excess of the maximum fixed price specified in the hedge agreement over a floating price based on a market index, multiplied by the quantity hedged. If the floating price exceeds the maximum fixed price, we must pay the counterparty this difference multiplied by the quantity hedged even if we had insufficient production to cover the quantities specified in the hedge agreement. Accordingly, if we have less production than we have hedged when the floating price exceeds the fixed price, we must make payments against which there are no offsetting sales of production. If these payments become too large, the remainder of our business may be adversely affected. In addition, our hedging agreements expose us to risk of financial loss if the counterparty to a hedging contract defaults on its contract obligations.

We rely on our senior management team and the loss of a single member could adversely affect our operations.

We are highly dependent upon our executive officers and key employees, particularly Messrs. Gerry and Scheirman. The unexpected loss of the services of any of these individuals could have a detrimental effect on us. We do not maintain key man life insurance on any of our employees.

We rely on a single purchaser of our Gabon production, which could have a material adverse effect on our results of operations.

We sell all of our crude oil production in Gabon to Trafigura Beheer B.V. The loss of Trafigura as a purchaser of our Gabon production could force the shut in of our Gabon production until the purchaser is replaced, and could have a material adverse effect on our results of operations.

There are inherent limitations in all control systems, and misstatements due to error or fraud that could seriously harm our business may occur and not be detected.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls and disclosure controls will prevent all possible error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, an evaluation of controls can only provide reasonable assurance that all material control issues and instances of fraud, if any, in our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Further, controls can be circumvented by the individual acts of some persons or by collusion of two or more persons. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. A failure of our controls and procedures to detect error or fraud could seriously harm our business and results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Gabon

Etame Marin

VAALCO has an interest in a 1,186 square mile offshore block in Gabon, the Etame Marin Block where it signed a production sharing contract in 1995. The block contains five discoveries including the Etame field, which is on production, the Avouma and Ebouri discoveries and two former Gulf Oil Company discoveries, the North and South Tchibala discoveries. These discoveries consist of subsalt reservoirs that lie 20 miles offshore in approximately 250 feet of water depth.

VAALCO operates the Etame block on behalf of a consortium of companies. At December 31, 2005, VAALCO owned a 30.35% interest in the production-sharing contract covering the Etame Block, a 28.1% interest in the development area surrounding the Etame field development and a 30.35% interest in the development area surrounding the Avouma/South Tchibala discoveries. The development areas are subject to a 7.5% back-in by the Government of Gabon, which occurred for the Etame field upon commencement of production.

The Etame consortium approved the development of Etame field in 2001. An application for commerciality was filed with the government of Gabon, and in November 2001, the consortium was awarded a 19 square mile exploitation area surrounding the field. The exploitation area has a term of up to 20 years (through 2021).

The Etame field has been developed in two phases. The Phase 1 development consisted of completing three subsea wells connected to a Floating Production, Storage and Offloading vessel (“FPSO”) at a cost of approximately $57.3 million ($17.4 million net to the Company).

The Phase 2 Etame field development plan was submitted to the Gabon government for approval in October 2003. The Company drilled two new development wells (the Etame-5H well in 2004 and the Etame 6H well in 2005). The cost of adding the Etame 5H and 6H wells was approximately $60.0 million ($18.2 million net to the Company) and included laying two new flowlines and umbilicals from the well sites to the FPSO onsite in the Etame field.

The Company has sold a total of 19.3 million gross bbls (4.4 million net bbls) since field startup through December 31, 2005. During 2005, the Etame field produced approximately 6.9 million gross bbls (1.6 million net bbls). Production continues at rates of approximately 17,500 BOPD as of the date of this filing.

In April 2005, a development plan for the joint development of the Avouma and South Tchibala discoveries was approved by the Gabon government. The Company was awarded a 20 square mile exploitation area which has a term of twenty years (until 2025). The Company plans to drill two development wells from a platform. The two development wells are expected to be tied back to the Etame FPSO via a pipeline. The platform is currently under construction in Louisiana and is expected to be installed during the summer of 2006. First production is anticipated for the fourth quarter of 2006. The budget for the development of the Avouma field is $102.0 million ($31.0 net to the Company).

The Company drilled the Ebouri discovery well to total depth in January 2004. The well resulted in a new Gamba sand discovery logging 46 feet of oil pay in a 55 foot Gamba sand. Two sidetracks were performed to delineate the discovery, each of which logged a comparable amount of oil pay in the Gamba. The Company has recently completed processing new seismic data acquired in 2005 over the Ebouri discovery. Based on the results of the seismic data and the well results, a development plan for the Ebouri discovery is currently being prepared for submission to the Gabon government later in 2006.

Mutamba Iroru

In November 2005, the Company signed a production sharing contract for the Mutamba Iroru block onshore Gabon. The five year contract awards the Company exploration rights to approximately 270,000 acres along the central coast of Gabon. The block was previously held by Shell Gabon. The Company is currently gathering data from past operators of the area for interpretation and prospect delineation. The Company currently has a 100% interest in the Mutamba Iroru block.

Domestic Properties

The Company has interests in seven producing wells in Brazos County, Frio County and Dimmit County, Texas producing from the Buda/Georgetown formations. The Company also owns certain non-operated interests in Ship Shoal areas of the Gulf of Mexico. During 2005 the wells produced approximately 2,300 bbls of oil and 17 million cubic feet of gas net to the Company. No capital expenditures are anticipated in 2006 for these properties.

Aggregate Production

Aggregate production data (net to the Company) for all of the Company’s operations for the years 2005 and 2004 are shown below. The production figures exclude discontinued operations:

Company Owned Production

	Year Ended December 31,
	2005			2004			2003
	BOE	Bbl	Mcf	BOE	Bbl	Mcf	BOE	Bbl	Mcf
Average Daily Production (Oil in BOPD, gas in MCFD)	4,488	4,480	47	4,036	4,026	59	3,393	3,370	139
Average Sales Price ($/unit)	52.02	52.04	6.88	38.36	38.37	5.63	28.54	28.54	5.50
Average Production Cost ($/unit)	6.46	6.46	1.08	6.74	6.74	1.12	7.24	7.24	1.21

RESERVE INFORMATION

A reserve report as of December 31, 2005 has been opined on by Netherland Sewell & Associates, independent petroleum engineers. There have been no estimates of total proved net oil or gas reserves filed with or included in reports to any federal authority or agency other than the Commission since the beginning of the last fiscal year. The reserves are located in Gabon and in Texas (onshore and offshore).

	As of December 31,
	2005	2004	2003
Crude Oil
Proved Developed Reserves (MBbls)	5,326	4,738	6,492	(1)
Proved Undeveloped Reserves (MBbls)	2,501	3,996	2,519

Total Proved Reserves (MBbls)	7,827	8,734	9,011

Natural Gas
Proved Developed Reserves (MMcf)	21	54	140
Proved Undeveloped Reserves (MMcf)	—	—	—

Total Proved Reserves (MMcf)	21	54	140

Standard measure of proved reserves	$161,209	$123,321	$101,610

(1) – Includes 351 Mbbls in the Philippines which was sold in February 2004

The following tables set forth the net proved reserves of the Company as of December 31, 2005 and 2004, and the changes during such periods.

	Oil (MBbls)	Gas (MMcf)
PROVED RESERVES:
BALANCE AT JANUARY 1, 2003	5,453	77
Production	(1,266)	(51)
Revisions	4,824	114

BALANCE AT DECEMBER 31, 2003	9,011	140
Production	(1,469)	(22)
Revisions	96	(64)
Additions	1,447	—
Sale of reserves in place	(351)	—

BALANCE AT DECEMBER 31, 2004	8,734	54
Production	(1,635)	(17)
Revisions	728	(16)

BALANCE AT DECEMBER 31, 2005	7,827	21

	Oil (MBbls)	Gas (MMcf)
PROVED DEVELOPED RESERVES:
Balance at December 31, 2002	3,467	77
Balance at December 31, 2003	6,492	140
Balance at December 31, 2004	4,738	54
Balance at December 31, 2005	5,326	21

The Company maintains a policy of not booking proved reserves on discoveries until such time as a development plan has been prepared and approved by the Company’s partners in the discovery. Furthermore, if a government agreement that the reserves are commercial is required to develop the field, this approval must have been received prior to booking any reserves.

In 2004, the Company made two discoveries offshore Gabon, the Ebouri and the Avouma discoveries. The Avouma discovery is adjacent to a previous discovery known as the South Tchibala discovery. The Company has received approval of the Avouma/South Tchibala joint development plan from the Gabon government and booked additions to proven reserves of 1,447,000 bbls for the South Tchibala/Avouma field offshore Gabon in at year-end 2004.

For the Ebouri discovery, because of the decision to participate in a seismic shoot over Ebouri and other areas in the northern part of the Etame Block, the Company did not request any approvals for the development of the Ebouri discovery from its partners or the government, pending the results of the seismic. Therefore, the Company has not booked any reserves for the Ebouri discovery at December 31, 2005. The Company is preparing a development plan for Ebouri to be filed with the Gabon government in 2006. The Company also has not booked any reserves associated with the North Tchibala discovery on the Etame block.

There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the Company. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. The quantities of oil and gas that are ultimately recovered, production and operating costs, the amount and timing of future development expenditures and future oil and gas sales prices may all differ from those assumed in these estimates. The standardized measure of discounted future net cash flow should not be construed as the current market value of the estimated oil and natural gas reserves attributable to the Company’s properties. The information set forth in the foregoing tables includes revisions for certain reserve estimates attributable to proved properties included in the preceding year’s estimates. Such revisions are the result of additional information from subsequent completions and production history from the properties involved or the result of a decrease (or increase) in the projected economic life of such properties resulting from changes in product prices. Moreover, crude oil amounts shown for Gabon are recoverable under a service contract and the reserves in place remain the property of the Gabon government.

In accordance with the guidelines of the Securities and Exchange Commission, the Company’s estimates of future net cash flow from the Company’s properties and the present value thereof are made using oil and gas contract prices in effect as of year end and are held constant throughout the life of the properties except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. In Gabon, the price was $56.80 per bbl representing a $1.41 discount to the spot price of Dated Brent Crude at December 31, 2005. In Texas, the price was $54.61 per barrel of oil and $9.07 per Mcf of gas. See Supplemental Information on Oil and Gas Producing Properties for certain additional information concerning the proved reserves of the Company.

Drilling History

The Company participated in one exploration well and one development well in Gabon during 2005.

	United States						International
	Gross			Net			Gross			Net
Wells Drilled	2005	2004	2003	2005	2004	2003	2005	2004	2003	2005	2004	2003
Exploration Wells
Productive	0.0	0.0	0.0	0.0	0.0	0.0	0.0	2.0	0.0	0.00	0.61	0.0
Dry	0.0	0.0	0.0	0.0	0.0	0.0	1.0	0.0	0.0	0.30	0.00	0.0
Production Wells
Productive	0.0	0.0	0.0	0.0	0.0	0.0	1.0	1.0	0.0	0.28	0.28	0.0
Dry	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.00	0.00	0.0

Total Wells	0.0	0.0	0.0	0.0	0.0	0.0	2.0	3.0	0.0	0.58	0.89	0.0

Acreage and Productive Wells

Below is the total acreage under lease and the total number of productive oil and gas wells of the Company as of December 31, 2005:

	United States		International
	Gross	Net (1)	Gross	Net (1)
	(In thousands except wells)
Developed acreage	8.9	1.2	25.0	7.0
Undeveloped acreage	0.0	0.0	1,004.3	493.1
Productive gas wells	2	0.4	0	0
Productive oil wells	11	1.8	4	1.1

(1)	Net acreage and net productive wells are based upon the Company’s working interest in the properties.

Office Space

The Company leases its offices in Houston, Texas (approximately 8,000 square feet) and in Port Gentil, Gabon (approximately 6,000 square feet), which management believes are suitable and adequate for the Company’s operations.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available free of charge on our website at http://www.vaalco.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 3.	Legal Proceedings

The Company is currently not a party to any material litigation.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

General

Since July 2004, the Company’s common stock has traded on the American Stock Exchange under the symbol EGY. Prior to such time the Company’s common stock traded on the OTCBB under the symbol VEIX. The following table sets forth the range of high and low sales prices of the common stock for the periods indicated and the high and low bid prices on the OTCBB. OTCBB quotations represent adjusted prices between dealers, do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.

Period	High	Low
2004:
First Quarter	$2.25	$1.55
Second Quarter	2.01	1.79
Third Quarter	5.51	1.88
Fourth Quarter	5.39	3.83

2005:
First Quarter	$5.09	$3.60
Second Quarter	4.06	3.10
Third Quarter	4.88	3.49
Fourth Quarter	4.24	3.07

2006:
First Quarter (through March 1, 2006)	$7.30	$4.40

On February 28, 2006 the last reported sale price of the common stock on the American Stock Exchange was $6.55 per share.

As of February 28, 2005 there were approximately 16,000 holders of record of the Company’s common stock.

Dividends

The Company has not paid cash dividends and does not anticipate paying cash dividends on the common stock in the foreseeable future.

Item 6.	Selected Financial Data

The following table sets forth, as of the dates and for the periods indicated, selected financial information about the Company. The financial information for each of the five years in the period ended December 31, 2005 has been derived from the Company’s audited Consolidated Financial Statements for such periods. The information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto. The following information is not necessarily indicative of the Company’s future results.

VAALCO ENERGY COMPANY

SELECTED HISTORICAL FINANCIAL INFORMATION

(In thousands, except per share amounts)

	Years Ended December 31,
	2005	2004	2003	2002	2001
Revenues:
Oil and gas sales	$84,935	$56,502	$35,481	$9,359	$808
Gain on sale of assets	—	—	—	12	215

Total revenues	84,935	56,502	35,481	9,371	1,023

Operating costs and expenses:
Production expenses	10,584	9,958	8,969	2,414	256
Exploration expense	2,709	267	2,096	240	434
Depreciation, depletion and amortization	5,369	4,749	5,785	2,124	1,176
General and administrative expenses	2,696	1,260	2,007	1,496	1,013

Total operating costs and expenses	21,358	16,234	18,857	6,274	2,879

Operating income	63,577	40,268	16,624	3,097	(1,856)

Other income (expense):
Interest income	1,099	265	80	137	313
Interest expense	(418)	(485)	(2,630)	(828)	—
Other, net	131	22	—	(15)	(953)

Total other income (expense)	812	(198)	(2,550)	(706)	(640)

Income from continuing operations before taxes, minority interest and cumulative effect of accounting change	64,389	40,070	14,074	2,391	(2,496)
Income tax expense	31,491	11,972	5,514	1,385	—

Income from continuing operations before minority interest and cumulative effect of accounting change	32,898	28,098	8,560	1,006	(2,496)
Minority interest in earnings of subsidiaries	(3,647)	(3,069)	(1,306)	(341)	—

Income from continuing operations	29,251	25,029	7,254	665	(2,496)
Discontinued operations:
Loss from discontinued operations before income taxes (including loss on disposal of $125 in 2004)	(69)	(327)	(244)	(209)	(537)
Income taxes	—	(1,764)	209	11	66

Loss on discontinued operations (1)	(69)	(2,091)	(35)	(220)	(603)

Cumulative effect of accounting change (2)	—	—	1,717	—	—

Net income	$29,182	$22,938	$8,936	$445	$(3,099)

	Years Ended December 31,
	2005	2004	2003	2002	2001
Basic income per common share from continuing operations before cumulative effect of accounting change	$0.56	$0.94	$0.34	$0.03	$(0.12)
Loss from discontinued operations	—	(0.08)	—	(0.01)	(0.03)
Cumulative effect of accounting change	—	—	0.08	—	—

Basic income per common share	$0.56	$0.86	$0.42	$0.02	$(0.15)

Diluted income per common share from continuing operations before cumulative effect of accounting change	$0.50	$0.43	$0.13	$0.01	$(0.12)
Loss from discontinued operations	—	(0.04)	—	—	(0.03)
Cumulative effect of accounting change	—	—	0.03	—	—

Diluted income per common share	$0.50	$0.39	$0.16	$0.01	$(0.15)

Basic weighted average common shares outstanding	51,772	26,604	21,237	20,778	20,745

Diluted weighted average common shares outstanding	58,253	58,157	55,355	53,992	20,745

	As of December 31,
	2005	2004	2003	2002	2001
Balance Sheet Data
Cash and cash equivalents	$43,880	$27,574	$22,995	$7,724	$9,804
Working capital	48,999	26,010	8,552	11,279	5,070
Net property and equipment	37,198	26,349	16,609	21,296	7,871
Total assets	98,162	68,371	46,367	48,563	19,190
Total debt	1,500	3,750	7,000	18,376	—
Total liabilities	14,061	16,427	20,416	32,684	9,062
Stockholders’ equity	78,315	47,808	24,554	15,198	10,115

(1)	In February 2004, the Company sold all of its assets in the Philippines and incurred a net loss on discontinued operations in that year of $2.1 million. Prior years have been restated to reflect the discontinued operations.

(2)	Effective January 1, 2003, the Company adopted SFAS 143 and recorded a cumulative effect of the change in accounting principle as an increase in earnings of $1.7 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The Company’s results of operations are dependent upon the difference between prices received for its oil and gas production and the costs to find and produce such oil and gas. Oil and gas prices have been and are expected in the future to be volatile and subject to fluctuations based on a number of factors beyond the control of the Company.

The Company operates the Etame field on behalf of a consortium of five companies offshore of the Republic of Gabon. The Phase 1 development of the field occurred in 2002 and consisted of completing three wells producing into an FPSO. The Phase 2 development commenced in 2004 and consisted of adding two wells to the Etame field, one in 2004 and one in 2005.

In 2006, the Company will jointly develop the Avouma/South Tchibala discoveries by setting a platform and tying the field back to the FPSO via a pipeline. The platform in currently under construction in Louisiana and will be installed during the summer of 2006, with first production expected in the fourth quarter of 2006.

The Company’s results of operations and financial condition are affected by currency exchange rates. While oil sales are denominated in U.S. dollars, portions of the operating costs in Gabon are denominated in the local currency. An increase in the exchange rate of the local currency to the dollar will have the effect of increasing operating costs while a decrease in the exchange rate will reduce operating costs. The Gabon local currency is tied to the Euro. The exchange rate between the Euro and the U.S. dollar has fluctuated widely in response to international political conditions, general economic conditions and other factors beyond our control. The Euro appreciated substantially against the U.S. dollar in 2003 and 2004, while in 2005 the U.S. dollar appreciated against the Euro.

A substantial portion of the Company’s oil production is located offshore Gabon. In Gabon, the Company produces into a 1.1 million barrel FPSO and sells cargos to Trafigura Beheer, B.V. at spot market prices.

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

SUCCESSFUL EFFORTS METHOD OF ACCOUNTING FOR OIL AND GAS ACTIVITIES

The SEC prescribes in Regulation S-X the financial accounting and reporting standards for companies engaged in oil and gas producing activities. Two methods are prescribed: the successful efforts method and the full cost method. Like many other oil and gas companies, the Company has chosen to follow the successful efforts method. Management believes that this method is preferable, as the Company has focused on exploration activities wherein there is risk associated with future success and as such earnings are best represented by attachment to the drilling operations of the Company. Costs of successful wells, development dry holes and leases containing productive reserves are capitalized and amortized on a unit-of-production basis over the life of the related reserves.

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

SUSPENDED WELL COSTS

FASB Statement No. 19—Under the “successful efforts” method of accounting used by the Company for its oil and gas exploration and development costs, all expenditures related to exploration, with the exception of costs of drilling exploratory wells are charged to expense as incurred. The costs of exploratory wells are capitalized on the balance sheet pending determination of whether commercially producible oil and gas reserves have been discovered. If the determination is made that a well did not encounter potentially economic oil and gas quantities, the well costs are charged to expense. These determinations are re-evaluated quarterly.

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

On April 4, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 19-1 (“FSP FAS 19-1”), which addressed a discussion that was ongoing within the oil industry regarding capitalization of costs of drilling exploratory wells. Paragraph 19 of FASB Statement No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies (“FASB No. 19”), requires costs of drilling exploratory wells to be capitalized pending determination of whether the well has found proved reserves. If the well has found proved reserves, the capitalized costs become part of the entity’s wells, equipment, and facilities. If, however, the well has not found proved reserves, the capitalized costs of drilling the well are expensed. Questions arose in practice about the application of this guidance due to changes in oil and gas exploration processes and lifecycles. The issue was whether there are circumstances that would permit the continued capitalization of exploratory well costs if reserves cannot be classified as proved within one year following the completion of drilling, other than when additional exploration wells are necessary to justify major capital expenditures and those wells are underway or firmly planned for the near future. FSP FAS 19-1 amends FASB No. 19 to allow for the continued capitalization of suspended well costs when the well has found a sufficient quantity of reserves to justify its completion as a producing well and the enterprise is making sufficient progress assessing the reserves and the economic and operating viability of the plan. The issuance of this amendment did not result in an adjustment to the Company’s suspended well costs.

The Company had $6.5 million of suspended well costs associated with exploration wells at Avouma and Ebouri in Gabon at December 31, 2005, which is being carried as work in progress. In February 2005, the Company received approval to declare the Avouma reserves commercial from the Gabon government and in April 2005 the Gabon government approved a joint development plan for the Avouma/South Tchibala discoveries, and assigned a twenty year development area. Construction of the platform facilities to develop Avouma/South Tchibala is ongoing.

For Ebouri, the Company acquired new seismic data over the discovery in January 2005 and completed processing of the seismic in December 2005. Based on the results of the seismic data, the Company believes the discovery is commercial and intends to seek government approval of commerciality of the discovery, file for a development area and submit a development plan in 2006.

CAPITAL RESOURCES AND LIQUIDITY

Cash Flows

Net cash provided by operating activities for 2005 was $35.9 million, as compared to $22.8 million in 2004 and $22.6 million in 2003. Net cash provided by operations in 2005 consisted of net income of $29.2 million, non-cash depreciation, depletion and amortization of $5.4 million and add back of non-cash exploration expense of $2.7 million associated with the Avouma South exploration well. Working capital, other than cash, decreased $5.0 million in 2005, primarily associated with Gabon operations. A non-cash add back of $3.6 million was associated with minority interest in VAALCO Gabon (Etame), Inc.

Net cash provided by operations in 2004 included net income of $22.9 million, non-cash depreciation, depletion and amortization of $4.8 million and working capital decreases net of taxes payable of $8.4 million, which was primarily associated with Gabon operations. Non cash exploration expense added 0.3 million and non-cash loss on the sale of the Philippines assets added back $0.2 million. Also, a non-cash add back of $3.1 million was associated with minority interests in Gabon.

Net funds provided by operations in 2003 included net income of $8.9 million, non-cash depreciation, depletion and amortization of $5.9 million and working capital increases of $4.1 million, which was primarily as a result of operations in the Etame field. Net funds provided by operations also included the add back of non-cash exploration expense of $1.8 million associated with the write off of the Etame 2V well in Gabon and certain acreage acquired prior to 2003, and non-cash add back of $1.3 million of minority interest expense, as well as non-cash compensation expense of $0.4 million, non-cash amortization of debt discount adding back $1.6 million and the cumulative effect of accounting change use of $1.7 million.

Net cash used in investing activities for 2005 was $16.7 million compared to $14.7 net cash used in investing activities in 2004 and $6.0 million provided by investing activities in 2003. In 2005, the primary components of the $13.3 million of cash used for property and equipment were $6.9 million to drill the Etame 6H development well, $5.6 million to commence construction of the Avouma platform and $0.8 million to add a gas lift compressor to the FPSO. The Company also used $2.7 million to drill the Avouma South exploration well. In 2004, the Company invested $9.7 million to fund its share of the Phase 2 development of the Etame Block, and $4.6 million to drill the Ebouri and Avouma exploration wells. The Ebouri and Avouma wells were subsequently suspended as discovery wells in 2004. An additional amount of $1.2 million was used for discontinued operations transaction expense in 2004 and a net of $1.0 million was sourced from funds in escrow. In 2003, the Company added to its investment in Gabon by participating in the Ebouri exploration well, which was classified as work in progress at year end 2003 and finished drilling in 2004. The Company received $7.9 million net funds in escrow.

In 2005, net cash used in financing activities was $2.9 million consisting of $2.3 million of debt repayment and $2.0 million of distributions to a minority interest holder, offset by $1.4 million of proceeds from the issuance of common stock. In 2004, net cash used by financing activities was $3.5 million, consisting of $3.3 million in debt repayment and $0.6 million in distributions to a minority interest holder, which was offset by $0.3 million proceeds from the issuance of common stock. In 2003, net cash used by financing activities was $13.3 million consisting primarily of $13.0 million of debt reduction and $0.3 million of distributions to a minority interest holder.

Capital Expenditures

During 2005, the Company spent $6.9 million to drill and hookup the Etame 6H well, $5.6 million on Avouma platform design and construction and $0.8 on gas lift compressor installation on the FPSO and other FPSO modifications. During 2004, the Company spent $9.7 million on activities associated with the Etame Phase 2 development program, and $4.6 million on the Ebouri and Avouma exploration wells. During 2003, the Company spent $1.9 million on activities associated with the Phase 2 development and to commence the drilling of an exploration well. During 2006, the Company anticipates spending $26.4 million for its share of the development of the Avouma field. The Company may also participate in other exploration activities in Gabon or the North Sea, although no projects have been firmly designated at the time of this filing.

Historically, the Company’s primary sources of capital resources has been from cash flows from operations, private sales of equity, borrowings and purchase money debt. On December 31, 2005, the Company had cash balances of $43.9 million. The Company believes that this cash balance combined with cash flow from operations will be sufficient to fund the Company’s 2006 capital expenditure budget of approximately $26.4 million to develop the Avouma field and additional investments in working capital resulting from potential growth. As operator of Etame field the Company enters into project related activities on behalf of its working interest partners. The Company generally obtains advances from it partners prior to significant funding commitments.

To fund its share of the Phase 1 Etame field development costs, on April 19, 2002, the Company entered into a $10.0 million credit facility with the International Finance Corporation (“IFC”), a subsidiary of the World Bank. During the year ended December 31, 2005 the Company repaid $2.25 million of the loan as called for under the facility repayment schedule and had a remaining due to $1.5 million at December 31, 2005.

In June 2005, the Company executed a loan agreement for a $30.0 million revolving credit facility secured by the assets of the Company’s Gabon subsidiary. The facility will be utilized to finance a portion of the Avouma and Ebouri field development activities. The facility extends through June 2008 at which point it can be extended, or converted to a term loan. This facility became effective during the first quarter of 2006. This facility replaced the existing term credit facility, which was repaid on February 15, 2006 in connection with a borrowing from this revolving facility. The Company will incur a charge of $159,000 to write off capitalized finance charges associated with the early repayment of the term credit facility in the first quarter of 2006.

Contractual Obligations

In addition to its lending relationships and obligations, the Company has contractual obligations under operating leases. The table below summarizes these obligations and commitments at December 31, 2005:

Payment Period

(in thousands)	2006	2007	2008	Thereafter
Long term debt[1]	$1,250	$250	—	—
Interest on long term debt	51[2]	4	—	—
Operating leases	19,558[3]	17,584	16,038	28,720

1.	The Company refinanced the long term debt on February 15, 2006.

2.	Interest is based on rates and principal payments in effect at 12/31/2005

3.	The Company is Guarantor of a lease for an FPSO utilized in Gabon, which represents $78.5 million of the total obligations. The Company can cancel the lease anytime after September 7, 2010, with 12 month prior notice. Approximately 72% of the payment is co-guaranteed by the Company’s partners in Gabon.

In addition to the contractual obligations described above, the Company is required to spend $2.1 million for its share of an exploration well on the Etame block by July 6, 2009 and $4.0 million for it share of an exploration well on the Mutamba Iroru block by November 11, 2008.

RESULTS OF OPERATIONS

Year Ended December 31, 2005 Compared to Years Ended December 31, 2004 and 2003

Amounts stated hereunder have been rounded to the nearest $100,000.

Revenues

Total oil and gas sales for 2005 were $84.9 million as compared to $56.5 and $35.5 million for 2004 and 2003. In 2005, the Company sold 1,633,000 net bbls at an average price of $52.04 from the Etame field in Gabon. Revenues from Texas amounted to $0.2 million. In 2004, the Company sold 1,467,000 net bbls at an average price of $38.36 per barrel from the Etame field in Gabon. Revenues from Texas in 2004 were approximately $0.25 million. Revenues in 2003 were predominately from production from the Etame field, where the Company sold 1,227,000 net bbls at an average price of $28.54 per barrel. Revenues from Texas in 2003 were approximately $0.4 million. The increased oil volumes from Etame in 2005 versus 2004 were due to the addition of the Etame 6H Phase 2 development well completed in July 2005. The increased oil volumes from

Etame in 2004 versus 2003 were due to the addition of the Etame 5H Phase 2 development well completed in August 2004.

Operating Costs and Expenses

Production expenses for 2005 were $10.6 million as compared to $10.0 and $9.0 million for 2004 and 2003. In 2005, operating expenses increased due to higher support vessel charges associated with crude oil liftings, and an increase in the FPSO lease rate due to addition of the gas lift compressor. In 2004, operating expenses increases for the Etame field due to the devaluation of the dollar versus the Euro. Personnel costs for manning the FPSO are Euro based.

Exploration costs for 2005 were $2.7 million as compared to $0.3 and $2.1 million for 2004 and 2003. In 2005, exploration expenditures were associated with the Avouma South exploration well, which did not encounter hydrocarbons and was plugged and abandoned. In 2004, exploration expenditures were associated with seismic processing and interpretation activities in Gabon. Exploration costs in 2003 included of a $1.5 million write off of the Etame 2V well, which had previously been carried as work in progress, and the $0.3 million write off of certain leases that expired in Alabama and Mississippi. In 2003, exploration expense also included $0.3 million for seismic reprocessing in Gabon.

Depreciation, depletion and amortization expense was $5.4 million for 2005, and was $4.7 million and $5.8 million for 2004 and 2003 respectively. Depletion increased in 2005 versus 2004 primarily due to higher production rates. Depletion in 2004 was lower than in 2003 at the Etame field due to the increase in reserves booked at year end 2003. Depletion in 2003 included Etame production accounting for $5.6 million of the year’s total. The $0.2 million balance was associated with the Texas wells.

General and administrative expenses for 2005 were $2.7 million as compared to $1.3 and $2.0 million for 2004 and 2003. Expenses increased in 2005 versus 2004 due to increased administrative activity to acquire the Mutamba Iroru block, and the Company’s efforts to open a new office in Aberdeen to evaluate entrance into the North Sea. Expenses were lower in 2004 than in 2003, as the Company received reimbursement for general and administrative expenses associated with the Phase 2 development project and the Ebouri and Avouma exploration wells.

Operating Income

Operating income for 2005 was $63.6 million as compared to a $40.3 and $16.6 million operating income for 2004 and 2003. Higher oil sales volumes and prices in Gabon were the primary reason for the increases in each of 2004 and 2005.

Other Income (Expense)

Interest income for 2005 was $1.1 million compared to $0.3 and $0.1 million in 2004 and 2003. Both the 2004 and 2005 amounts represent interest earned and accrued on cash balances and funds in escrow. Interest rates also increased in 2005 as compared to 2004.

Interest expense of $0.4 million was recorded in 2005 as compared to $0.5 and $2.6 million in 2004 and 2003. Interest in all three years was associated with the financings for the development of the Etame field. In 2003, interest expense included $1.6 million of non cash amortization of debt discount associated with the issuance of warrants in connection with the 1818 Fund Loan.

Income Taxes

In 2005, the Company incurred $31.5 million of income taxes associated with the Etame field production, which were paid in Gabon. In 2004, the Company incurred $12.0 million of foreign income taxes associated with the Etame field production, which were paid in Gabon. This compared to $5.5 million paid in Gabon in 2003. The increase in 2005 was due to attaining recovery of all previous costs expended on the Etame block, which results in a higher tax rate per barrel going forward.

Minority Interest

A provision for minority interest in the Gabon subsidiary of $3.6 million, $3.1 million and $1.3 million was made for in 2005, 2004 and 2003 respectively.

Loss from Discontinued Operations

Loss from discontinued operation in the Philippines was $69,000 in 2005 for wind up costs of shutting down the branch offices in Manila. Loss from discontinued operations associated with the sale of the Company’s former Philippines assets was $2.1 million in 2004, consisting of $1.8 million in branch profit remittance income taxes and $0.3 million in general and administrative and interest costs associated with closing down the branch offices. Loss from discontinued operations was $35,000 in 2003.

Cumulative Effect of Accounting Change

In 2003 the Company experienced a one time gain of $1.7 million associated with the adoption of SFAS No. 143 “Accounting for Asset Retirement Obligations.”

Net Income

Net income for 2005 was $29.2 million as compared to a net income of $22.9 and $8.9 million in 2004 and 2003. The impact of higher oil sales volumes in Gabon from the addition of the Etame 6H development well and higher oil and gas prices was responsible for the increase in net income in 2005 as compared to 2004. The impact of higher oil sales volumes in Gabon from the addition of the Etame 5H development well and higher oil and gas prices was responsible for the increase in net income in 2004 as compared to 2003.

NEW ACCOUNTING PRONOUNCEMENTS

SFAS 123(R), Share Based Payment—In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123(R) focuses primarily on accounting for transactions with employees, and carries forward without change to prior guidance for share-based payments for transactions with non employees.

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

The Company is required to apply SFAS No. 123(R) to all awards granted, modified or settled in the first reporting period under U.S. GAAP after June 15, 2005. The Company is also required to use either the “modified prospective method” or the “modified retrospective method.” Under the modified prospective method, the Company must recognize compensation cost for all awards granted after the Company adopts the standard and for the unvested portion of previously granted awards that are outstanding on that date.

Under the modified retrospective method, the Company must restate previously issued financial statements to recognize the amounts the Company previously calculated and reported on a pro forma basis, as if the prior standard had been adopted. See Note 2 – Stock Based Compensation.

Under both methods, the Company is permitted to use either a straight line or an accelerated method to amortize the cost as an expense for awards with graded vesting. The standard permits and encourages early adoption.

The Company has commenced the analysis of the impact of SFAS 123(R), but has not yet decided: whether the Company will use the modified prospective method or elect to use the modified retrospective method, and whether the Company will elect to use straight line amortization or an accelerated method. Additionally, the Company cannot predict with reasonable certainty the number of options that will be unvested and outstanding upon adoption.

Accordingly, the Company cannot currently quantify with precision the effect that this standard would have on its financial position or results of operations in the future, except that the Company probably will recognize a greater expense for any awards that the Company may grant in the future than the Company would using the current guidance. If the Company were to adopt SFAS No. 123(R) using the modified retrospective method, net income would have been $             less than reported in the year ended December 31, 2005.

SFAS 151, Inventory Costs—In November 2005, the FASB issued SFAS No. 151, Inventory Costs an amendment of ARB No. 43, Chapter 4, which amends Chapter 4 of ARB No. 43 that deals with inventory pricing. The statement clarifies the accounting for abnormal amounts of idle facility expenses, freight, handling costs, and spoilage. Under previous guidance, paragraph 5 of ARB No. 43, chapter 4, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs might be considered to be so abnormal, under certain circumstances, as to require treatment as current period charges. This statement eliminates the criterion of “so abnormal” and requires that those items be recognized as current period charges. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, although earlier application is permitted for fiscal years beginning after the date of issuance of this statement. Retroactive application is not permitted. Management is analyzing the requirements of this new Statement and believes that its adoption will not have any significant impact on the Company’s financial position, results of operations or cash flows.

SFAS 153, Exchange of Non-Monetary Assets—In December 2005, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets an amendment of APB No. 29 (“Opinion 29”). This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date this statement is issued. Retroactive application is not permitted. Management is analyzing the requirements of this new statement and believes that its adoption will not have any significant impact on the Company’s financial position, results of operations or cash flows.

FASB Statement No. 154, Accounting Changes and Error Corrections—In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections (“Statement 154”). Statement 154 requires companies to recognize changes in accounting principle, including changes required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods’ financial statements. Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of Statement 154 will have a material effect on its financial position or results of operations.

FASB Statement No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies—On April 4, 2005, the FASB issued FASB Staff Position No. FAS 19-1 (“FSP FAS 19-1”), which addressed a discussion that was ongoing within the oil industry regarding capitalization of costs of drilling exploratory wells. Paragraph 19 of FASB Statement No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies (“FASB No. 19”), requires costs of drilling exploratory wells to be capitalized pending determination of whether the well has found proved reserves. If the well has found proved reserves, the capitalized costs become part of the entity’s wells, equipment, and facilities. If, however, the well has not found proved reserves, the capitalized costs of drilling the well are expensed. Questions arose in practice about the application of this guidance due to changes in oil and gas exploration processes and lifecycles. The issue was whether there are circumstances that would permit the continued capitalization of exploratory well costs if reserves cannot be classified as proved within one year following the completion of drilling, other than when additional exploration wells are necessary to justify major capital expenditures and those wells are underway or firmly planned for the near future. FSP FAS 19-1 amends FASB No. 19 to allow for the continued capitalization of suspended well costs when the well has found a sufficient quantity of reserves to justify its completion as a producing well and the enterprise is making sufficient progress assessing the reserves and the economic and operating viability of the plan. The issuance of this amendment did not result in an adjustment to the Company suspended well costs.

The Company had $6.5 million of suspended well costs associated with exploration wells at Avouma and Ebouri at December 31, 2005 being carried as work in progress. In February 2005, the Company received approval to declare the Avouma/South Tchibala reserves commercial from the Gabon government and in April 2005 the Gabon government approved a joint development plan for the Avouma/South Tchibala discoveries, and assigned a twenty year development area. Construction of the platform facilities to develop Avouma/South Tchibala is ongoing.

For Ebouri, the Company acquired new seismic over the discovery in January 2005 and completed processing of the seismic in December 2005. Based on the results of the seismic, the Company believes the discovery is commercial and intends to seek government approval of commerciality of the discovery, file for a development area and submit a development plan in 2006.

The table below provides additional information with respect to the Company’s capitalized exploration drilling costs.

	2005		2004		2003
Beginning balance at January 1	$6,508		$1,905		$1,509
Additions to capitalized exploratory drilling costs	2,426		4,603		1,905
Capitalized exploratory drilling costs reclassified to property and equipment	—		—		—
Capitalized exploratory drilling costs expensed	(2,401)		—		(1,509)

Ending balance at December 31	$6,533		$6,508		$1,905

Number of wells requiring major capital expenditures where additional drilling efforts are not underway or firmly planned for the near future	1	(1)	1	(1)	—
Amount capitalized for wells requiring major capital expenditures where additional drilling efforts are not underway or firmly planned	$2,607		$2,597		—

1)	Ebouri No. 1 well, see discussion above.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

The Company’s major market risk exposure continues to be the prices applicable to its oil and natural gas production. Sales prices are primarily driven by the prevailing market price. Historically, prices received for oil and natural gas production have been volatile and unpredictable.

Interest Rate Market Risk

At December 31, 2005, total debt was $1.5 million. The debt is tied to floating or market interest rates. Fluctuations in floating interest rates will cause the Company’s annual interest costs to fluctuate. During the fourth quarter of 2005, the interest rate on the Company’s bank debt averaged 8.22%. If the balance of the bank debt at December 31, 2005 were to remain constant, a 10% change in market interest rates would impact our cash flow by an estimated $3,100 per quarter.

Commodity Risk

The Company has utilized derivative commodity instruments to hedge future sales prices on a portion of its oil production to achieve a more predictable cash flow, as well as to reduce exposure to adverse price fluctuations of oil. The derivatives were not held for trading purposes. While the use of hedging arrangements limits the downside risk of adverse price movements, it also limits increases in future revenues as a result of favorable price movements. The use of hedging transactions also involves the risk that the counterparties are unable to meet the financial terms of such transactions. Hedging instruments that the Company has used are collars, which the Company generally places with major investment grade financial institutions believed to have minimal credit risks. The Company had no derivatives in place as of the date of this report.

Item 8.	Financial Statements and Supplementary Data

The information required here is included in the report as set forth in the “Index to Consolidated Financial Information on page F-1.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as this term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including the Company’s principal executive and principal financial officers, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework which was completed on March 1, 2006, management concluded that its internal control over financial reporting was effective as of December 31, 2005.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by Deloitte and Touche LLP, an independent registered public accounting firm who audited the Company’s consolidated financial statements as of and for the year ended December 31, 2005, as stated in their report which appears below.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fourth quarter of our fiscal year ended December 31, 2005 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of VAALCO Energy, Inc.

Houston, Texas

We have audited management’s assessment, included in the accompanying Management’s report on Internal Control over Financial Reporting, that VAALCO Energy, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Partnership’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated March 8, 2006, expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Houston, Texas

Item 9B.	Other Information

The Company has disclosed all information required to be disclosed in a current report on Form 8-K during the 4th quarter of the year ended December 31, 2005 in previously filed reports on Form 8-K.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information required by this item will be included in the Company’s proxy statement for its 2006 annual meeting, which will be filed with the Commission within 120 days of December 31, 2005, and which is incorporated herein by reference.

Item 11.	Executive Compensation

Information required by this item will be included in the Company’s proxy statement for its 2006 annual meeting, which will be filed with the Commission within 120 days of December 31, 2005, and which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Information required by this Item 403 of Regulation S-K concerning the security ownership of certain beneficial owners and management will be included in the Company’s proxy statement for its 2006 annual meeting, which will be filed with the Commission within 120 days of December 31, 2005, and which is incorporated herein by reference.

The following table provides information as of December 31, 2005 regarding the number of shares of common stock that may be issued under the Company’s compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	1,466,252	$2.82	1,882,000
Equity compensation plans not approved by security holders	2,873,083	$1.80	N/A

Total	4,339,535	$2.15	1,882,000

Item 13.	Certain Relationships and Related Transactions

Information required by this item will be included in the Company’s proxy statement for its 2006 annual meeting, which will be filed with the Commission within 120 days of December 31, 2005, and which is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference from the Company’s definitive proxy statement for its 2006 annual meeting, which will be filed with the Commission within 120 days of December 31, 2005, and which is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1. The following is an index to the financial statements and financial statement schedules that are filed as part of this Form 10-K.

(a)	2. Schedules other than those listed above are omitted because they are not required, not applicable or the required information is included in the financial statements or notes thereto.

(a)	3. Exhibits:

2.	Plan of acquisition, reorganization, arrangement, liquidation or succession

2.1 (a)	Stock Acquisition Agreement and Plan of Reorganization dated February 17, 1998 by and among the Company and the 1818 Fund II, L.P.

2.2 (c)	First Amendment to Stock Acquisition Agreement and Plan of Reorganization, dated April 21, 1998

2.3(g)	Stock Purchase Agreement between Western Atlas International, Inc., as Seller, and VAALCO Gabon (Etame), Inc. as Purchaser, dated January 4, 2001.

2.4(g)	Stock Purchase Agreement between VAALCO Energy, Inc., as Seller and PanAfrican Energy Corporation Ltd., as Purchaser, dated January 15, 2001

2.5(g)	Share Sale and Purchase Agreement By and Between VAALCO Gabon (Etame), Inc., and Sasol Petroleum International (Pty) Ltd. dated February 5, 2001.

3.	Articles of Incorporation and Bylaws

3.1(b)	Restated Certificate of Incorporation

3.2(b)	Certificate of Amendment to Restated Certificate of Incorporation

3.3(b)	Bylaws

3.4(b)	Amendment to Bylaws

3.5(c)	Designation of Convertible Preferred Stock, Series A

10.	Material Contracts

10.1(d)	Indemnity Agreement entered into among the Company and certain of its officers and directors listed therein.

10.2(e)	Exploration and Production Sharing contract between the Republic of Gabon and VAALCO Gabon (Etame), Inc. dated July 7, 1995.

10.3(e)	Deed of Assignment and Assumption between VAALCO Gabon (Etame), Inc., VAALCO Energy (Gabon), Inc. and Petrofields Exploration & Development Co., Inc. dated September 28, 1995.

10.4(f)	Letter of Intent for Etame Block, Offshore Gabon dated January 22, 1998 between the Company and Western Atlas International, Inc.

10.5(h)	2001 Stock Incentive Plan dated August 16, 2001

10.6(i)	Trustee and Paying Agent Agreement by and between VAALCO Gabon (Etame), Inc., J.P. Morgan Trustee and Depositary Company Limited and JPMorgan Chase Bank, London Branch, dated June 26, 2002.

10.7(j)	Stock Purchase Agreement dated as of August 23, 2002, by and between the Company, VAALCO International, Inc. and Nissho Iwai Corporation.

10.8(j)	Stockholders’ Agreement dated August 23, 2002, by and among the Company, VAALCO International, Inc. and Nissho Iwai Corporation.

10.9(j)	Subscription Agreement between the Company and VAALCO International, Inc. dated August 23, 2002.

10.10(k)	2003 Stock Incentive Plan dated December 16, 2003

10.11(l)	Exploration and Production Sharing contract between the Republic of Gabon and VAALCO Production (Gabon), Inc., Permit Mutamba Iroru dated November 11, 2005.

10.12(m)	Loan Agreement between VAALCO Gabon (Etame), Inc. and International Finance Corporation dated June 13, 2005

21.	Subsidiaries of the Company

21.1(l)	Subsidiaries of the Registrant

23.	Consents of Experts and Counsel

23.1	Consent of Deloitte and Touche LLP

23.2	Consent of Netherland Sewell

31.	Rule 13a-14(a) Certifications

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.	Section 1350 Certifications

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

(a)	Filed as an exhibit to the Company’s report on Form 8-K filed with the Commission on March 4, 1998 (file no. 000-20928) and hereby incorporated by reference herein.

(b)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 filed with the Commission on July 15, 1998 and hereby incorporated by reference herein.

(c)	Filed as an exhibit to the Company’s Report on Form 8-K filed with the Commission on May 6, 1998 and hereby incorporated by reference herein.

(d)	Filed as an exhibit to the Company’s Form 10 (File No. 0-20928) filed on December 3, 1992, as amended by Amendment No. 1 on Form 8 on January 7, 1993, and by Amendment No. 2 on Form 8 on January 25, 1993, and hereby incorporated by reference herein.

(e)	Filed as an exhibit to the Company’s Form 10-QSB for the quarterly period ended September 30, 1995, and hereby incorporated by reference herein.

(f)	Filed as an exhibit to the Company’s Form 10-KSB for the annual period ended December 31, 1996, and hereby incorporated by reference herein.

(h)	Filed as an exhibit to the Company’s Registration Statement Form S-8 filed with the Commission on August 18, 2001, and incorporated by reference herein

(i)	Filed as an exhibit to the Company’s Form 10-QSB for the quarterly period ended June 30, 2002, and hereby incorporated by reference herein.

(j)	Filed as an exhibit to the Company’s Form 10-QSB for the quarterly period ended September 30, 2002, and hereby incorporated by reference herein.

(k)	Filed as an exhibit to Form10-KSB for the annual period ended December 31, 2004, and hereby incorporated by reference herein.

(l)	Filed as an exhibit to this Form 10K.

(m)	Filed as an exhibit to the Company’s Form 8K filed with the Commission on February 21, 2006, and incorporated by reference herein.

Glossary of Oil and Gas Terms

Terms used to describe quantities of oil and natural gas

•	Bbl—One stock tank barrel, or 42 US gallons liquid volume, of crude oil or other liquid hydrocarbons.

•	Bcf—One billion cubic feet of natural gas.

•	Bcfe—One billion cubic feet of natural gas equivalent.

•	BOE—One barrel of oil equivalent, converting gas to oil at the ratio of 6 Mcf of gas to 1 Bbl of oil.

•	BOPD—One barrel of oil per day

•	MBbl—One thousand Bbls.

•	Mcf—One thousand cubic feet of natural gas.

•	McfD—One thousand cubic feet of natural gas per day.

•	Mcfe—One thousand cubic feet of natural gas equivalent.

•	MMBbl—One million Bbls of oil or other liquid hydrocarbons.

•	MMcf—One million cubic feet of natural gas.

•	MBOE—One thousand BOE.

•	MMBOE—One million BOE.

Terms used to describe the Company’s interests in wells and acreage

•	Gross oil and gas wells or acres—The Company’s gross wells or gross acres represent the total number of wells or acres in which the Company owns a working interest.

•	Net oil and gas wells or acres—Determined by multiplying “gross” oil and natural gas wells or acres by the working interest that the Company owns in such wells or acres represented by the underlying properties.

Terms used to assign a present value to the Company’s reserves

•	Standard measure of proved reserves—The present value, discounted at 10%, of the pre-United States income tax future net cash flows attributable to estimated net proved reserves. The Company calculates this amount by assuming that it will sell the oil and gas production attributable to the proved reserves estimated in its independent engineer’s reserve report for the prices it received for the production on the date of the report, unless it had a contract to sell the production for a different price. The Company also assumes that the cost to produce the reserves will remain constant at the costs prevailing on the date of the report. The assumed costs are subtracted from the assumed revenues resulting in a stream of future net cash flows. Estimated future income taxes using rates in effect on the date of the report are deducted from the net cash flow stream. The after-tax cash flows are discounted at 10% to result in the standardized measure of the Company’s proved reserves.

Terms used to classify the Company’s reserve quantities

•	Proved reserves—The estimated quantities of crude oil, natural gas and natural gas liquids which, upon analysis of geological and engineering data, appear with reasonable certainty to be recoverable in the future from known oil and natural gas reservoirs under existing economic and operating conditions.

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

•	Proved developed reserves—Proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

•	Proved undeveloped reserves—Proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required.

Terms which describe the productive life of a property or group of properties

•	Reserve life—A measure of the productive life of an oil and gas property or a group of oil and gas properties, expressed in years. Reserve life for the years ended December 31, 2005, 2004 or 2003 equal the estimated net proved reserves attributable to a property or group of properties divided by production from the property or group of properties for the four fiscal quarters preceding the date as of which the proved reserves were estimated.

Terms used to describe the legal ownership of the Company’s oil and gas properties

•	Royalty interest—A real property interest entitling the owner to receive a specified portion of the gross proceeds of the sale of oil and natural gas production or, if the conveyance creating the interest provides, a specific portion of oil and natural gas produced, without any deduction for the costs to explore for, develop or produce the oil and natural gas. A royalty interest owner has no right to consent to or approve the operation and development of the property, while the owners of the working interests have the exclusive right to exploit the mineral on the land.

•	Working interest—A real property interest entitling the owner to receive a specified percentage of the proceeds of the sale of oil and natural gas production or a percentage of the production, but requiring the owner of the working interest to bear the cost to explore for, develop and produce such oil and natural gas. A working interest owner who owns a portion of the working interest may participate either as operator or by voting his percentage interest to approve or disapprove the appointment of an operator and drilling and other major activities in connection with the development and operation of a property.

Terms used to describe seismic operations

•	Seismic data—Oil and gas companies use seismic data as their principal source of information to locate oil and gas deposits, both to aid in exploration for new deposits and to manage or enhance production from known reservoirs. To gather seismic data, an energy source is used to send sound waves into the subsurface strata. These waves are reflected back to the surface by underground formations, where they are detected by geophones which digitize and record the reflected waves. Computers are then used to process the raw data to develop an image of underground formations.

•	2-D seismic data—2-D seismic survey data has been the standard acquisition technique used to image geologic formations over a broad area. 2-D seismic data is collected by a single line of energy sources which reflect seismic waves to a single line of geophones. When processed, 2-D seismic data produces an image of a single vertical plane of sub-surface data.

•	3-D seismic data—3-D seismic data is collected using a grid of energy sources, which are generally spread over several miles. A 3-D survey produces a three dimensional image of the subsurface geology by collecting seismic data along parallel lines and creating a cube of information that can be divided into various planes, thus improving visualization. Consequently, 3-D seismic data is a more reliable indicator of potential oil and natural gas reservoirs in the area evaluated.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VAALCO ENERGY, INC.

(Registrant)

By	/S/ W. RUSSELL SCHEIRMAN
W. Russell Scheirman, President, Chief Financial Officer and Director

Dated March 8, 2006

In accordance with the Exchange Act, this report has been signed below on the 8th day of March, by the following persons on behalf of the registrant and in the capacities indicated.

	Signature	Title
By:	/s/ ROBERT L. GERRY, III Robert L. Gerry, III.	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ W. RUSSELL SCHEIRMAN W. Russell Scheirman	President, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ Robert H. Allen Robert H. Allen	Director

By:	/s/ Luigi Caflisch Luigi Caflisch	Director

By:	/s/ Donald Chapolton Donald Chapolton	Director

By:	/s/ Will S. Farish Will S. Farish	Director

By:	/s/ Arne R. Nielsen Arne R. Nielsen	Director

VAALCO ENERGY, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of VAALCO Energy, Inc. and Subsidiaries:

We have audited the consolidated balance sheets of VAALCO Energy, Inc. and its subsidiaries (“VAALCO”) as of December 31, 2005 and 2004, and the related statements of consolidated operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of VAALCO’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of VAALCO as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 10 to the consolidated financial statements, effective January 1, 2003, the Company changed its method of accounting for asset retirement obligations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Houston, Texas

March 8, 2006

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands of dollars, except number of shares and par value amounts)

	December 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$43,880	$27,574
Funds in escrow	1,130	1,152
Receivables:
Trade	6,453	5,258
Accounts with partners	2,255	3,138
Other	1,234	209
Crude oil inventory	518	724
Materials and supplies	290	314
Prepayments and other	2,185	1,160
Current assets of discontinued operations	—	78

Total current assets	57,945	39,607

Property and equipment – successful efforts method:
Wells, platforms and other production facilities	43,805	32,960
Work in progress	10,832	6,508
Equipment and other	1,783	847

	56,420	40,315
Accumulated depreciation, depletion and amortization	(19,222)	(13,966)

Net property and equipment	37,198	26,349

Other assets:
Deferred tax asset	1,257	1,290
Funds in escrow	820	807
Other long-term assets	942	319

TOTAL	$98,162	$68,372

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$8,555	$9,280
Current portion of long term debt	—	2,250
Current liabilities of discontinued operations	391	1,927
Income taxes payable	—	140

Total current liabilities	8,946	13,597

Long term liabilities of discontinued operations	—	—
Long term debt	1,500	1,500
Asset retirement obligations	3,615	1,330

Total liabilities	14,061	16,427

Commitments and contingencies (See Note 8)
Minority interest in consolidated subsidiaries	5,786	4,137
Stockholders’ equity:
Convertible preferred stock, $25 par value, 500,000 shares authorized; 0 and 6667 shares issued and outstanding at December 31, 2005 and 2004, respectively	—	167
Common stock, $0.10 par value, 100,000,000 authorized shares, 58,314,792 and 33,244,244 shares issued with 1,060,342, and 418,294 in treasury at December 31, 2005, and 2004, respectively	5,831	3,324
Additional paid-in capital	44,662	45,612
Retained earnings/(accumulated deficit)	28,088	(1,094)
Less treasury stock, at cost	(266)	(201)

Total stockholders’ equity	78,315	47,808

TOTAL	$98,162	$68,372

See notes to consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(in thousands of dollars, except per share amounts)

	Years ended December 31,
	2005	2004	2003
Revenues:
Oil and gas sales	$84,935	$56,502	$35,481

Operating costs and expenses:
Production expenses	10,584	9,958	8,969
Exploration expense	2,709	267	2,096
Depreciation, depletion and amortization	5,369	4,749	5,785
General and administrative expenses	2,696	1,260	2,007

Total operating costs and expenses	21,358	16,234	18,857

Operating income	63,577	40,268	16,624
Other income (expense):
Interest income	1,099	265	80
Interest expense	(418)	(485)	(2,630)
Other, net	131	22	—

Total other income/(expense)	812	(198)	(2,550)

Income from continuing operations before taxes, minority interest and cumulative effect of accounting change	64,389	40,070	14,074
Income tax expense	31,491	11,972	5,514

Income from continuing operations before minority interest and cumulative effect of accounting change	32,898	28,098	8,560
Minority interest in earnings of subsidiaries	(3,647)	(3,069)	(1,306)

Income from continuing operations	29,251	25,029	7,254
Discontinued operations: (Note 10)
Loss from discontinued operations before income taxes (including loss on disposal of $125 in 2004)	(69)	(327)	(244)
Income taxes	—	(1,764)	209

Loss from discontinued operations	(69)	(2,091)	(35)

Cumulative effect of change in accounting principle	—	—	1,717

Net income	$29,182	$22,938	$8,936

Basic income per common share from continuing operations before cumulative effect of accounting change	$0.56	$0.94	$0.34
Loss from discontinued operations	—	(0.08)	—
Cumulative effect of accounting change	—	—	0.08

Basic income per common share	$0.56	$0.86	$0.42

Diluted income per common share from continuing operations before cumulative effect of accounting change	$0.50	$0.43	$0.13
Loss from discontinued operations	—	(0.04)	—
Cumulative effect of accounting change	—	—	0.03

Diluted income common per share	$0.50	$0.39	$0.16

Basic weighted average common shares outstanding	51,772	26,604	21,237

Diluted weighted average common shares outstanding	58,253	58,157	55,355

See notes to consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(in thousands of dollars, except share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Subscription Receivable	Retained Earnings/ (Accumulated Deficit)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2003	10,000	$250	20,836,350	$2,084	$46,413	$(569)	$(32,968)	$(12)	$15,198

Proceeds from stock issuance	—	—	695,479	69	514	—	—	—	583
Cancellation of subscription Receivable	—	—	—	—	(569)	569	—	—	—
Purchase of treasury shares	—	—	—	—	—	—	—	(163)	(163)
Net Income	—	—	—	—	—	—	8,936	—	8,936

Balance at December 31, 2003	10,000	$250	21,531,829	$2,153	$46,358	$—	$(24,032)	$(175)	$24,554

Conversion of Preferred Shares	(3,333)	(83)	9,165,750	916	(833)	—	—	—	—
Proceeds from stock issuance	—	—	2,546,665	255	87	—	—	—	342
Purchase of treasury shares	—	—	—	—	—	—	—	(26)	(26)
Net Income	—	—	—	—	—	—	22,938	—	22,938

Balance at December 31, 2004	6,667	$167	33,244,244	$3,324	$45,612	$—	$(1,094)	$(201)	$47,808

Conversion of Preferred Shares	(6,667)	(167)	18,334,250	1,833	(1,666)	—	—	—	—
Proceeds from stock issuance	—	—	6,736,298	674	716	—	—	—	1,390
Purchase of treasury shares	—	—	—	—	—	—	—	(65)	(65)
Net Income	—	—	—	—	—	—	29,182	—	29,182

Balance at December 31, 2005	—	$—	58,314,792	$5,831	$44,662	$—	$28,088	$(266)	$78,315

See notes to consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

(in thousands of dollars)

	Year Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,182	$22,938	$8,936
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	5,369	4,749	5,876
Non cash compensation expense	—	—	443
Amortization of debt discount	—	—	1,624
Cumulative effect of accounting change	—	—	(1,717)
Loss on sale of assets	—	191
Exploration expense	2,709	267	2,096
Minority interest in earnings of subsidiaries	3,647	3,070	1,306
Change in assets and liabilities that provided (used) cash:
Trade receivables	(1,117)	(4,786)	3,213
Other receivables	(1,025)	241	1,198
Materials and supplies	24	(364)	184
Crude Oil Inventory	206	(138)	(568)
Prepayments and other	(1,025)	(632)	(160)
Accounts payable and accrued liabilities	(2,845)	2,059	(3,081)
Accounts with partners	883	(6,251)	3,779
Income taxes payable	(140)	1,859	—
Provision for deferred income taxes	33	(410)	(497)

Net cash provided by operating activities	35,901	22,787	22,632

CASH FLOWS FROM INVESTING ACTIVITIES:
Funds in escrow—net	9	992	7,899
Discontinued operations transaction expense	—	(1,187)	—
Exploration expense	(2,709)	(267)	(327)
Additions to property and equipment—successful efforts method	(13,347)	(14,324)	(1,877)
Other—net	(625)	113	286

Net cash used in investing activities	(16,672)	(14,673)	5,981

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	1,325	315	141
Distribution to minority interest	(1,998)	(600)	(320)
Debt repayment	(2,250)	(3,250)	(13,000)
Purchase of treasury shares	—	—	(163)

Net used in financing activities	(2,923)	(3,535)	(13,342)

NET CHANGE IN CASH AND CASH EQUIVALENTS	16,306	4,579	15,271
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	27,574	22,995	7,724

CASH AND CASH EQUIVALENTS AT END OF PERIOD	43,880	$27,574	$22,995

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest Paid	$209	$325	$1,140
Income Taxes Paid	$31,598	$12,247	$5,545
Supplemental disclosure of non cash flow information
Investment in property and equipment not paid	$585	$—	$—
Treasury stock purchase	65	26	—

See notes to consolidated financial statements.

VAALCO ENERGY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(in thousands of dollars unless otherwise indicated)

1.	ORGANIZATION

VAALCO Energy, Inc., a Delaware corporation, is a Houston-based independent energy company principally engaged in the acquisition, exploration, development and production of crude oil and natural gas. As used herein, the terms “Company” and “VAALCO” mean VAALCO Energy, Inc. and its subsidiaries, unless the context otherwise requires. VAALCO owns producing properties and conducts exploration activities as operator of consortiums internationally in Gabon. Domestically, the Company has interests in the Texas Gulf Coast area. In Gabon, VAALCO serves as the operator for a group of companies which own the working interest in the production sharing contract, collectively referred to as a consortium.

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

Cash and Cash Equivalents—For purposes of the statements of consolidated cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash and cash equivalents.

Funds in Escrow—Escrow cash includes cash that is contractually restricted for non-operational purposes such as debt service and capital expenditures. Restricted cash and cash equivalents are classified as a current or non-current asset based on their designated purpose. Current amounts represent an escrow for interest and the a portion of the Company’s loan with the International Finance Corporation (“ IFC loan”) amounting to ($1.1 million). Long term amounts represent an escrow to secure charter payments for the Floating Production Storage and Offloading tanker (“FPSO”) in Gabon ($0.8 million) and for the abandonment of certain Gulf of Mexico properties ($39). The Company invests funds in escrow and excess cash in certificates of deposit and commercial paper issued by banks with maturities typically not exceeding 90 days.

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

VAALCO ENERGY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Depletion of wells, platforms and other production facilities are provided on a field basis under the unit-of-production method based upon estimates of proved developed reserves. For financial accounting purposes the Company adopted Statement of Financial Accounting Standards (“SFAS”) 143 – Accounting for Asset Retirement Obligations on January 1, 2003 (See Note 10). This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived assets. Provision for depreciation of other property is made primarily on a straight-line basis over the estimated useful life of the property. The annual rates of depreciation are as follows:

Office and miscellaneous equipment	3-5 years
Leasehold improvements	8-12 years

Foreign Exchange Transactions—For financial reporting purposes, the subsidiaries use the United States dollar as their functional currency. Monetary assets and liabilities denominated in foreign currency are translated to U.S. dollars at the rate of exchange in effect at the balance sheet date, and items of income and expense are translated at average monthly rates. Nonmonetary assets and liabilities are translated at the exchange rate in effect at the time such assets were acquired and such liabilities were incurred. Gains and losses on foreign currency transactions are included in income currently. The Company incurred a gain on foreign currency transactions of $126 in 2005, $19 in 2004 and $7 in 2003.

Accounts With Partners—Accounts with partners represent cash calls due or excess cash calls paid by the partners for exploration, development and production expenditures made by VAALCO Gabon (Etame), Inc.

Revenue Recognition—The Company recognizes revenues from crude oil and natural gas sales upon delivery to the buyer.

Stock-Based Compensation—SFAS No. 123, Accounting for Stock-Based Compensation encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value as determined by generally recognized option pricing models such as the Black-Scholes model or the binomial model. Because of the inexact and subjective nature of deriving non-freely traded employee stock option values using these methods, the Company has adopted the disclosure-only provisions of SFAS No. 123 and continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation cost has been recognized for the Company’s stock-based plans. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards

VAALCO ENERGY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

under those plans consistent with the optional method prescribed by SFAS No. 123, the Company’s net income and net income per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

Years Ended December 31,	2005	2004	2003
Net income as reported	$29,182	$22,938	$8,936
Deduct: Total stock based employee compensation expense	2,909	959	572

Proforma net income	$26,273	$21,979	$8,364

Basic earnings per share
As reported	$0.56	$0.86	$0.42
Pro forma	$0.51	$0.83	$0.39
Diluted earnings per share
As reported	$0.50	$0.39	$0.16
Pro forma	$0.45	$0.38	$0.15

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

Substantially all of the Company’s crude oil and natural gas is sold at the well head at posted or index prices under short-term contracts, as is customary in the industry. In Gabon, effective January 1, 2006, the Company sells crude oil under a contract with Trafigura Beheer B.V. In 2005, 2004 and 2003, Shell Western Supply and Trading Limited was the crude oil buyer in Gabon and accounted for all of the Company’s revenues in Gabon for those years. While the loss of the Company’s buyer might have a material effect on the Company in the near term, management believes that the Company would be able to obtain other customers for its crude oil. Domestic production is sold under two contracts, one for oil and one for gas. The Company has access to several alternative buyers for oil and gas sales domestically.

Estimates of oil and gas reserves as made in the financial statements require extensive judgments and are generally less precise than other estimates made in connection with financial disclosures. Assigning monetary values to such estimates does not reduce the subjectivity and changing nature of such estimates of value. The information set forth herein is therefore subjective and, since judgments are involved, may not be comparable to estimates of value made by other companies. The Company considers its estimates to be reasonable; however, due to inherent uncertainties and the limited nature of data, estimates are imprecise and subject to change over time as additional information become available.

VAALCO ENERGY, INC AND SUBSIDIARIES

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

Reclassifications—Certain amounts from 2003 have been reclassified to conform to the 2005 presentation.

3.	NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 123(R), Share Based Payment—In December 2004, the FASB issued SFAS No. 123(Revised 2004), Share-Based Payment, (“SFAS 123(R)”), which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123(R) focuses primarily on accounting for transactions with employees, and carries forward without change to prior guidance for share-based payments for transactions with non-employees.

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

The Company is required to apply SFAS No. 123(R) to all awards granted, modified or settled in the first reporting period under U.S. GAAP after June 15, 2005. The Company is also required to use either the “modified prospective method” or the “modified retrospective method.” Under the modified prospective method, the Company must recognize compensation cost for all awards granted after the Company adopts the standard and for the unvested portion of previously granted awards that are outstanding on that date. Under the modified retrospective method, the Company must restate previously issued financial statements to recognize the amounts the Company previously calculated and reported on a pro forma basis, as if the prior standard had been adopted. See Note 2 – Stock Based Compensation.

Under both methods, the Company is permitted to use either a straight line or an accelerated method to amortize the cost as an expense for awards with graded vesting. The standard permits and encourages early adoption.

The Company has commenced the analysis of the impact of SFAS 123(R), but has not yet decided: whether the Company will use the modified prospective method or elect to use the modified retrospective method, and whether the Company will elect to use straight line amortization or an accelerated method.

Accordingly, the Company cannot currently quantify with precision the effect that this standard would have on its financial position or results of operations in the future, except that the Company probably will recognize a greater expense for any awards that the Company may grant in the future than the Company would using the current guidance. If the Company were to adopt SFAS No. 123(R) using the modified retrospective method, net income would have been $2.9 million less than reported in the year ended December 31, 2005.

VAALCO ENERGY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS 151, Inventory Costs—In November 2005, the FASB issued SFAS No. 151, Inventory Costs an amendment of ARB No. 43, Chapter 4, which amends Chapter 4 of ARB No. 43 that deals with inventory pricing. The statement clarifies the accounting for abnormal amounts of idle facility expenses, freight, handling costs, and spoilage. Under previous guidance, paragraph 5 of ARB No. 43, chapter 4, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs might be considered to be so abnormal, under certain circumstances, as to require treatment as current period charges. This statement eliminates the criterion of “so abnormal” and requires that those items be recognized as current period charges. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, although earlier application is permitted for fiscal years beginning after the date of issuance of this statement. Retroactive application is not permitted. Management is analyzing the requirements of this new Statement and believes that its adoption will not have any significant impact on the Company’s financial position, results of operations or cash flows.

SFAS 153, Exchange of Non-Monetary Assets—In December 2005, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets an amendment of APB No. 29 (“Opinion 29”). This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date this Statement is issued. Retroactive application is not permitted. Management is analyzing the requirements of this new Statement and believes that its adoption will not have any significant impact on the Company’s financial position, results of operations or cash flows.

FASB Statement No. 154, Accounting Changes and Error Corrections—In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections (“Statement 154”). Statement 154 requires companies to recognize changes in accounting principles, including changes required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods’ financial statements. Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of Statement 154 will have a material effect on its financial position or results of operations.

4.	SUSPENDED WELL COSTS

FASB Statement No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies—On April 4, 2005, the FASB issued FASB Staff Position No. FAS 19-1 (“FSP FAS 19-1”), which addressed a discussion that was ongoing within the oil industry regarding capitalization of costs of drilling exploratory wells. Paragraph 19 of FASB Statement No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies (“FASB No. 19”), requires costs of drilling exploratory wells to be capitalized pending determination of whether the well has found proved reserves. If the well has found proved reserves, the capitalized costs become part of the entity’s wells, equipment, and facilities. If, however, the well has not found proved reserves, the capitalized costs of drilling the well are expensed. Questions arose in practice about the application of this guidance due to changes in oil and gas exploration processes and lifecycles. The issue was whether there are circumstances that would permit the continued capitalization of exploratory well costs if reserves cannot be classified as proved within one year following the completion of drilling, other than when additional exploration wells are necessary to justify major capital expenditures and those wells are underway or firmly planned for the near future. FSP FAS 19-1 amends FASB No. 19 to allow for the continued capitalization of suspended well costs when the well has found a sufficient quantity of reserves to justify its completion as a producing well and the enterprise is making sufficient progress assessing the reserves and the economic and operating viability of the plan. The issuance of this amendment did not result in an adjustment to the Company suspended well costs.

VAALCO ENERGY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company had $6.5 million of suspended well costs associated with exploration wells at Avouma ($3.9 million) and Ebouri ($2.6 million) in Gabon at December 31, 2005 being carried as work in progress. In February 2005, the Company received approval to declare the Avouma reserves commercial from the Gabon government and in April 2005 the Gabon government approved a joint development plan for the Avouma/South Tchibala discoveries, and assigned a twenty year development area. Construction of the platform facilities to develop Avouma/South Tchibala is ongoing.

For Ebouri, the Company acquired new seismic over the discovery in January 2005 and completed processing of the seismic in December 2005. Based on the results of the seismic, the Company believes the discovery is commercial and intends to seek government approval of commerciality of the discovery, file for a development area and submit a development plan in 2006.

The table below provides additional information with respect to the Company’s capitalized exploration drilling costs.

	2005		2004		2003
Beginning balance at January 1	$6,508		$1,905		$1,509
Additions to capitalized exploratory drilling costs	2,426		4,603		1,905
Capitalized exploratory drilling costs reclassified to property and equipment	—		—		—
Capitalized exploratory drilling costs expensed	(2,401)		—		(1,509)

Ending balance at December 31	$6,533		$6,508		$1,905

Number of wells requiring major capital expenditures where additional drilling efforts are not underway or firmly planned for the near future	1	(1)	1	(1)	—
Amount capitalized for wells requiring major capital expenditures where additional drilling efforts are not underway or firmly planned	$2,607		$2,597		—
Amounts capitalized for less than one year	25		4603		1,905
Amounts capitalized for less than two years but more than one year	4,603		1,905		—
Amounts capitalized for less than three years but more than two years	1,905		—		—

(1)	Ebouri No. 1 well, see discussion above.

5.	STOCKHOLDERS’ EQUITY

The Company is authorized to issue up to 100 million shares of common stock. Stockholder’s equity consists of preferred stock, common stock, options and warrants. Set out in the table below is a summary of the number of shares on an as converted basis assuming cash exercise of all warrants and options as of December 31, 2005 and 2004. Certain options and warrants have cashless exercise features that would alter the number of shares issued if this feature were utilized.

	2005	2004
Common shares issued and Outstanding (1)	57,254,450	32,825,950
Preferred shares convertible to common stock	—	18,334,250
Options	4,339,535	4,019,335
Warrants	—	5,500,000

Total shares on an as converted, as exercised basis	61,593,985	60,679,535

(1)	Net of treasury shares

On March 17, 2005, the 1818 Fund converted its remaining preferred stock into common stock at the rate of 2,750 shares of common stock per share of preferred stock, resulting in 18,334,250 shares of common stock

VAALCO ENERGY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

being issued. In connection with the transaction, the holder exercised warrants to purchase 5,250,000 shares of common stock under a cashless exercise procedure and was issued 4,635,244 shares of common stock. The 614,756 shares which were used to pay the purchase price under the cashless exercise were placed in the treasury. The stock acquired by the conversion of preferred stock and exercise of the warrants and shares of common stock already held by the 1818 Fund, totaled 35,898,685 shares. These shares were sold in March 2005 in block sales over the American Stock Exchange with all proceeds going to the 1818 Fund. With the completion of the conversion of preferred stock and exercises of warrants, the Company has no preferred stock or warrants outstanding.

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

On June 10, 2002 and August 30, 2002 respectively, 15,000,000 and 4,500,000 warrants to purchase common stock at $0.50 per share were issued in connection with a loan for the development of the Etame field. 12,000,000 of the warrants were surrendered back to the Company upon the project completion of the Etame field in 2003. During 2004, 2,000,000 of the warrants were exercised and the remaining 5,500,000 warrants were exercised in 2005.

Information with respect to the Company’s warrants and stock options is as follows:

	Vested Warrants Exercisable	Vested Options Exercisable	Total Shares Under Option	Weighted Average Option Exercise Price
Balance, January 1, 2003	20,945,325	1,379,675	2,825,000	0.66
Issued	—	1,365,328	3,771,000	1.16
Exercised	(595,325)	(100,154)	(695,479)	0.61
Redeemed in cashless exercise	—	(584,521)	(584,521)	0.65
Forfeited	(12,850,000)	—	—	0.77

Balance, December 31, 2003	7,500,000	2,060,328	4,466,000	0.56
Vested/Issued	—	1,190,332	100,000	4.26
Exercised	(2,000,000)	(546,665)	(546,665)	0.58

Balance, December 31, 2004	5,500,000	2,703,995	4,019,335	0.78
Vested/Issued	—	1,967,500	1,556,500	3.82
Exercised	(5,500,000)	(1,236,298)	(1,236,300)	0.62

Balance, December 31, 2005	—	3,435,197	4,339,535	2.15

VAALCO ENERGY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding as of December 31, 2005:

Range of Exercise Price	Number Outstanding At 12/31/05	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Outstanding At 12/31/04	Weighted- Average Exercise Price	Number Outstanding At 12/31/03	Exercisable Weighted- Average Exercise Price
$0.30 to 1.00	200,000	8.45 years	$0.30	5,825,000	$0.49	8,195,000	$0.48
1.01 to 2.50	2,483,035	1.82 years	1.15	3,594,335	1.16	3,771,000	1.16
2.5 to 5.00	1,656,500	4.35 years	3.86	100,000	4.26	—	—

$0.30 to 5.00	4,339,535	3.09 years	$2.15	9,519,335	$0.78	11,966,000	$0.70

The Company follows SFAS No. 128 – “Earnings per Share,” which establishes the requirements for presenting earnings per share (“EPS”). SFAS No. 128 requires the presentations of “basic” and “diluted” EPS on the face of the income statement.

The following schedule is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations.

(In thousands except per share amounts)	For the Year Ended December 31, 2005
	Per-Share Amount	Net Income (Numerator)	Shares (Denominator)
Basic EPS
Net income from continuing operations attributable to common shareholders	$0.56	$29,251	51,772
Net loss from discontinued operations attributable to common shareholders	—	(69)	51,772

Net income attributable To common Shareholders	0.56	29,182	51,772

Effect of Dilutive Securities
Preferred stock, common stock options and warrants	(0.06)	—	6,481

Diluted EPS
Net income attributable to common shareholders	$0.50	$29,182	58,253

(In thousands except per share amounts)	For the Year Ended December 31, 2004
	Per-Share Amount	Net Income (Numerator)	Shares (Denominator)
Basic EPS
Net income from continuing operations attributable to common shareholders	$0.94	$25,029	26,604
Net loss from discontinued operations attributable to common shareholders	(0.08)	(2,091)	26,604

Net income attributable To common Shareholders	0.86	22,938	26,604

Effect of Dilutive Securities
Preferred stock, common stock options and warrants	(0.47)	—	31,553

Diluted EPS
Net income attributable to common shareholders	$0.39	$22,938	58,157

VAALCO ENERGY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except per share amounts)	For the Year Ended December 31, 2003
	Per-Share Amount	Net Income (Numerator)	Shares (Denominator)
Basic EPS
Net income from continuing operations attributable to common shareholders	$0.34	$7,254	21,237
Net loss from discontinued operations attributable to common shareholders	0.00	(35)	21,237
Cumulative effect of change in accounting principle attributable to common shareholders	0.08	1,717	21,237

Net income attributable To common Shareholders	0.42	8,936	21,237

Effect of Dilutive Securities
Common stock options and warrants	(0.26)	—	34,118

Diluted EPS
Net income attributable to common shareholders	$0.16	$8,936	55,355

Diluted Shares consist of the following:

	Year Ended
Item	December 31, 2005	December 31, 2004	December 31, 2003
Basic weighted average Common Stock issued and outstanding	51,772,219	26,604,299	21,236,658
Preferred stock convertible to Common stock	3,817,542	22,942,168	27,500,000
Dilutive Warrants	977,504	5,831,837	5,888,504
Dilutive Options	1,686,170	2,779,075	730,352

Total Diluted Shares	58,253,435	58,157,379	55,355,514

6.	INCOME TAXES

The Company and its domestic subsidiaries file a consolidated United States income tax return. Certain subsidiaries’ operations are also subject to foreign income taxes. Provision for income taxes consists of the following:

(In thousands)	Year Ended December 31,
	2005	2004	2003
U.S. federal:
Current	$—	$370	$285
Deferred	33	(370)	(285)
Foreign:
Current	31,458	11,972	5,514
Deferred	—	—	—

Total	$31,491	$11,972	$5,514

VAALCO ENERGY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The primary differences between the financial statement and tax bases of assets and liabilities at December 31, 2005 and 2004 are as follows:

	2005	2004
Deferred Tax Assets:
Reserves not currently deductible	$157	$260
Foreign tax credit carry forwards	17,929	617
Alternative minimum tax credit carryover	1,257	1,290
Asset retirement obligations	1,265	465

	20,608	2,632
Valuation allowance	(19,351)	(1,342)

Total deferred tax asset	$1,257	$1,290

Pretax income (loss) is comprised of the following:

(In thousands)	Year Ended December 31,
	2005	2004	2003
United States	$95	$131	$(4,228)
Foreign	64,294	39,939	18,302

	$64,389	$40,070	$14,074

The statutory rate reconciliation is as follows:

(In thousands)	Year Ended December 31,
	2005	2004	2003
Pre-tax income multiplied by 35%	$22,536	$14,024	$4,926
Foreign taxes not offset by U.S. foreign tax credits	8,922	98	588
U.S. net operating losses benefited	—	(2,150)	—
Return to provision adjustment	33	—	—

Total income tax	$31,491	$11,972	$5,514

At December 31, 2005, the Company was subject to foreign and federal taxes only, with no allocations made to state and local taxes.

7.	RELATED-PARTY TRANSACTIONS

During the year ended December 31, 2003, the Company incurred interest costs on a loan from the 1818 Fund associated with the Phase 1 development of the Etame field of $311.

8.	COMMITMENTS AND CONTINGENCIES

In connection with the charter of the FPSO at Etame, the Company as operator of the Etame field guaranteed the charter payments through September 2010. The charter continues for two years beyond that period unless one year’s prior notice is given to the owner of the FPSO. The Company obtained several guarantees from its partners for their share of the charter payment. The Company’s share of the charter payment

VAALCO ENERGY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

is 28.1%. The Company believes the need for performance under the charter guarantee is remote. The estimated obligations for the annual charter payment and the Company’s share of the charter payments for the next five years are as follows:

Year	Full Charter Payment	Company Share
2006	$17,297	$4,856
2007	$17,112	$4,804
2008	$15,759	$4,424
2009	$16,124	$4,527
2010	$12,267	$3,444

The Company has recorded a liability of $0.5 million at December 31, 2005 representing the guarantee’s fair value.

The Company’s share of charter expense, including a $0.25 per barrel charter fee was $5,506, $5,466 and $5,384 for the years ending December 31, 2005, 2004 and 2003 respectively.

The Company has operating lease obligations for rentals as follows:

2006	2007	2008	2009	2010	Total
2,261	472	279	175	153	3,340

The Company incurred rent expense of $1,141, $989 and $874 under operating leases during the years ending December 31, 2005, 2004 and 2003 respectively.

In January 2006 the consortium elected to extend the Etame block for an additional five-year term commencing July 2006. The extension consists of a three-year and a two-year follow-on term. The first term carries a minimum work obligation of one exploration well for a minimum $7.0 million exploration expenditure commitment ($2.1 million net to the Company). An additional exploration well is required during the optional two year extension.

Under the terms of the Etame Production Sharing Contract, the Contractor is required to provide to the local government refinery a volume of crude at a 25% discount to market price (the “Domestic Obligation”). The volume required to be furnished is the amount of the Etame production divided by the total Gabon production times the volume of oil refined by the refinery per year. In 2005, the Company paid $859 for its share of the 2004 obligation. In 2004, the Company paid $747 for its share of the 2002 and 2003 Domestic Obligation. The Company accrues an amount for the Domestic Obligation based on management’s best estimate of the volume of crude required, because the refinery does not publish its throughput figures. The amount accrued at December 31, 2005 is $859.

The Company believes it is substantially in compliance with all environmental regulations.

In November 2005, the Company signed a production sharing contract for the Mutamba Iroru block onshore Gabon. The five year contract awards the Company exploration rights along the central coast of Gabon. During the first three years of the contract the Company is require to drill one exploration well and expend a minimum of $4.0 million. During the optional two year extension to the contract, the Company is required to acquire specified levels of seismic data, drill one exploration well and expend a minimum of $5.0 million. The Company is currently gathering data from past operators of the area for interpretation and prospect delineation.

VAALCO ENERGY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	LONG TERM DEBT

To fund its share of the Etame field development costs, on April 19, 2002, the Company entered into a $10.0 million credit facility with the International Finance Corporation (“IFC”), a subsidiary of the World Bank. The credit facility bears interest at LIBOR plus 4.25% and contains standard covenants for secured loans, including debt coverage ratios based on World Bank price forecasts. At year end 2005 the Company the remaining balance of the loan was $1.5 million is due as follows, 2006—$1.25 million, 2007—$0.25 million.

In June 2005, the Company executed a loan agreement for a $30.0 million revolving credit facility secured by the assets of the Company’s Gabon subsidiary. The facility will be utilized to finance a portion of the Avouma and Ebouri development activities. The facility extends through June 2008 at which point it can be extended, or converted to a term loan. This facility became effective during the first quarter of 2006 and replaced the term credit facility, which was paid in full on February 15, 2006. The Company will incur a charge of $159 to write off capitalized finance charges associated with the early repayment of the term credit facility in the first quarter of 2006. The Company reclassified $1.25 million of short term debt to long term debt associated with the refinancing at December 31, 2005.

Under the loan agreements, the IFC holds a pledge of the Company’s interest in the Etame Block, and pledge of the shares of VAALCO Gabon (Etame), Inc. the subsidiary which owns the Company’s interest in the Etame Block. The IFC also has a security interest in the crude oil sales contract with Trafigura.

10.	ASSET RETIREMENT OBLIGATIONS

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived assets. As required by SFAS No. 143, the Company adopted this new accounting standard on January 1, 2003. The statement requires the systematic, accretion and depreciation of future abandonment costs of tangible assets such as platforms, wells, service assets, pipelines, and other facilities. SFAS No. 143 requires that the fair value of a liability for an asset’s retirement obligation be recorded in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the corresponding cost is capitalized as part of the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized.

A summary of the recording of the estimated fair value of the Company’s asset retirement obligations is presented as follows:

	2005	2004	2003
Balance January 1,	$1,330	$1,165	$3,294
Change in accounting principle	—	—	(574)
Accretion Expense	113	65	168
Additions	528	294	—
Revisions	1,644	(194)	(225)
Discontinued Operations	—	—	(1,498)

Balance December 31,	$3,615	$1,330	$1,165

VAALCO ENERGY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended December 31, 2005 the Company increased ARO liabilities by $2,285 to reflect the fair value of the ARO at December 31, 2005. The increase was due to accretion expense, increased liability associated with the addition of the ET-6H well and due to increases in oil service prices resulting in higher abandonment cost estimates. During the year ended December 31, 2004 the Company increased the ARO liabilities by $165 to reflect the fair value of the ARO at December 31, 2004. The increase was due to accretion expense, increased liability associated with addition of the Etame 5H well at the Etame field partially offset by revisions to abandonment timing. During the year ending December 31, 2003, the Company decreased ARO liabilities by $57 to reflect the fair value of the ARO at December 31, 2003. The decrease was due to reduced liability associated with the Etame field due to the present value impact of the extended field life associated with increased reserves.

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

As of December 31, 2005, the Company had $39 legally restricted for settling asset retirement obligations in the United States.

VAALCO ENERGY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	DISCONTINUED OPERATIONS

On April 30, 2004, the Company closed the sale to its former partners of all of its assets associated with Service Contract 6 and Service Contract 14 in the Philippines (Matinloc and Nido fields). Terms of the sale included the assumption by the partners of the Company’s entire share of any abandonment, environmental or other liabilities associated with the Service Contracts. The Company gave its share of $1.5 million of funds held by the operator for working capital and abandonment liabilities (approximately $0.5 million) to the new operator. During the fourth quarter of 2004, the Company recorded a charge of $1.8 million for branch profit remittance taxes and interest based on the preliminary results of an audit by the Philippines Bureau of Internal Revenues (BIR). The BIR, the equivalent of the IRS in the United States, assessed the taxes in association with the closing of the branch offices in the Philippines. The Company has reclassified earnings to break out the results of discontinued operations. The Company realized a loss of $125,000 after paying transaction costs of $1,253,000 which was recorded in 2004 as follows.

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

VAALCO ENERGY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year ended December 31,
	(thousands of dollars)
	2005	2004	2003
Loss from discontinued operations
Revenues from oil sales	$—	$40	$502

Operating costs and expenses:
Production expenses	—	71	373
Exploration expenses	—	—	—
Depreciation, depletion and amortization	—	—	91
General and administrative expenses	55	37	260

Total operating costs and expenses	(55)	108	724

Other revenues (expenses):
Interest income	—	6	17
Interest expense	—	(136)
Other expenses (net)	(14)	(4)	(39)

Loss from discontinued operations before income taxes	(14)	(202)	(244)
Loss on asset sale	—	(125)
Income tax expense (credit)	—	1,764	(209)

Loss from discontinued operations	$(69)	$(2,091)	$(35)

A summary of account balances for discontinued operations is presented as follows below in thousands:

	December 31, 2005	December 31, 2004
Current Assets
Other receivables	$—	$78

Total current assets	$—	$78

Current liabilities
Accounts payable	$11	$27
Interest payable	—	136
Income tax payable	380	1,764

Total current liabilities	$391	$1,927

VAALCO ENERGY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following represents our unaudited quarterly results for years ended December 31, 2005 and 2004. The quarterly results were prepared in accordance with GAAP and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results. These adjustments are of a normal recurring nature.

(In thousands of dollars except per share information)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2005
Total revenues	$23,144	$16,599	$26,240	$18,952
Total operating costs and expenses	5,257	6,238	4,743	5,120
Operating Income	17,887	10,361	21,497	13,832
Income from continuing operations	8,132	5,637	13,362	5,767
Minority interest	(878)	(640)	(1,434)	(695)
Income (loss) on discontinued operations	8	1	(25)	(53)

Net income	$7,262	$4,998	$11,903	$5,019

Basic income per share from continuing operations before discontinued operations	$0.20	$0.09	$0.21	$0.09
Income (loss) from discontinued operations	—	—	—	—

Basic income per common share	$0.20	$0.09	$0.21	$0.09

Diluted income per share from continuing operations before discontinued operations	$0.12	$0.09	$0.20	$0.09
Income (loss) from discontinued operations	—	—	—	—

Diluted income per common share	$0.12	$0.09	$0.20	$0.09

2004
Total revenues	$8,160	$11,608	$18,253	$18,481
Total operating costs and expenses	2,863	3,341	4,732	5,298
Operating Income	5,297	8,267	13,321	13,183
Income from continuing operations	3,893	6,288	10,526	7,391
Minority interest	(434)	(662)	(1,121)	(852)
Income (loss) on discontinued operations	(206)	229	(164)	(1,950)

Net income	$3,253	$5,855	$9,241	$4,589

Basic income per share from continuing operations before discontinued operations	$0.16	$0.26	$0.31	$0.20
Income (loss) from discontinued operations	(0.01)	0.01	(0.01)	(0.06)

Basic income per common share	$0.15	$0.27	$0.30	$0.14

Diluted income per share from continuing operations before discontinued operations	$0.06	$0.10	$0.16	$0.11
Income (loss) from discontinued operations	(0.01)	—	—	(0.03)

Diluted income per common share	$0.05	$0.10	$0.20	$0.08

Quarterly earnings per share are based on the weighted average number of shares outstanding during the quarter. Because of changes in the number of shares outstanding during the quarters due to the exercise of stock options, warrants, conversion of preferred stock and/or the issuance or repurchase of common stock, the sum of quarterly earnings per share may not equal earnings per share for the year.

VAALCO ENERGY, INC AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING PROPERTIES

(Unaudited)

(in thousands of dollars unless otherwise indicated)

13.	SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES

The following information is being provided as supplemental information in accordance with certain provisions of SFAS No. 69, Disclosures about Oil and Gas Producing Activities. The Company’s reserves are located offshore of Gabon and Texas. The following tables set forth costs incurred, capitalized costs, and results of operations relating to oil and natural gas producing activities for each of the periods. (See Footnote 1—“ORGANIZATION”)

Costs Incurred in Oil and Gas Property

Acquisition, Exploration and Development Activities

(In thousands)	United States
	2005	2004	2003
Costs incurred during the year:
Exploration—capitalized	$—	$—	$—
Exploration—expensed	—	—	—
Development	—	—	38
Asset retirement costs	1	1	20

Total	$1	$1	$58

(In thousands)	Gabon
	2005	2004	2003
Costs incurred during the year:
Exploration—capitalized	$25	$5,182	$1,326
Exploration—expensed	2,709	267	327
Development	13,347	9,142	513
Asset retirement costs	2,172	100	1,233

Total	$18,253	$14,691	$3,399

No costs were incurred for acquisitions, exploration and development activities associated with the discontinued operation in the Philippines in 2005, 2004 and 2003. Exploration expense includes $2,401 for dry hole expense in 2005. No amounts of exploration costs were for dry hole expense in 2004 or 2003.

Capitalized Costs Relating to Oil and Gas Producing Activities:

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
Capitalized costs—
Properties not being amortized	$10,832	$6,508	$1,905
Properties being amortized (1)	43,805	33,222	23,393

Total capitalized costs	54,637	39,730	25,298
Less accumulated depreciation, depletion, and amortization	(19,222)	(13,940)	(9,273)

Net capitalized costs	$35,415	$25,790	$16,025

(1)	Includes $3,527, $1,354 and $1,253 of asset retirement cost in 2005, 2004 and 2003 respectively.

The capitalized costs pertain to the Company’s producing activities in Gabon and U.S. activities.

VAALCO ENERGY, INC AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING PROPERTIES

Results of Operations for Oil and Gas Producing Activities:

	United States			International
	2005	2004	2003	2005	2004	2003
				Gabon	Gabon	Gabon
Crude oil and gas sales	$236	$245	$480	$84,700	$56,257	$35,001
Production expense	(97)	(69)	(158)	(10,485)	(9,889)	(8,811)
Exploration expense	—	—	—	(2,631)	(267)	(2,096)
Depreciation, depletion and Amortization	(44)	(38)	(147)	(5,212)	(4,600)	(5,638)

Income (loss) before taxes	95	138	175	66,372	41,501	18,456
Income tax (provision)	33	—	—	31,458	(11,972)	(5,514)

Results from oil and gas producing activities	$62	$138	$175	$34,914	$29,529	$12,942

Proved Reserves

A reserve report as of December 31, 2005 has been opined on by Netherland Sewell & Associates, independent petroleum engineers. The following tables set forth the net proved reserves of VAALCO Energy, Inc. as of December 31, 2005, 2004 and 2003, and the changes therein during the periods then ended.

	Oil (MBbls)	Gas (MMcf)
PROVED RESERVES:
BALANCE AT JANUARY 1, 2003	5,453	77
Production	(1,266)	(51)
Revisions	4,824	114

BALANCE AT DECEMBER 31, 2003	9,011	140
Production	(1,469)	(22)
Revisions	96	(64)
Additions	1,447	—
Sale of reserves in place	(351)	—

BALANCE AT DECEMBER 31, 2004	8,734	54
Production	(1,635)	(17)
Revisions	728	(16)

BALANCE AT DECEMBER 31, 2005	7,827	21

	Oil (MBbls)	Gas (MMcf)
PROVED DEVELOPED RESERVES
Balance at December 31, 2002	3,467	77
Balance at December 31, 2003	6,492	140
Balance at December 31, 2004	4,738	54
Balance at December 31, 2005	5,326	21

The Company’s proved developed reserves are located offshore Gabon and in Texas. The reserves in Gabon include the minority interest share of reserves held by the 9.99% owner of VAALCO International, Inc., which owns VAALCO Gabon (Etame), Inc. Proved oil reserves associated with discontinued operations in the Philippines were 351 thousand bbls in 2003 and were sold in 2004. There were no gas reserves in the Philippines in 2004 or 2003.

The revisions in 2003 and 2004 were predominately associated with better than expected reservoir performance from the Etame field offshore Gabon. Revisions in 2005 were associated with the Etame field and the Texas properties performance.

VAALCO ENERGY, INC AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING PROPERTIES

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

In 2004, the Company made two discoveries offshore Gabon, the Ebouri and the Avouma discoveries. The Avouma discovery was adjacent to a previous discovery known as the South Tchibala discovery. The Company has received approval of the Avouma/South Tchibala joint development plan from the Gabon government and booked additions to proven reserves of 1,447,000 bbls for the South Tchibala/Avouma field offshore Gabon in 2004.

For the Ebouri discovery, because of the decision to participate in a seismic shoot over Ebouri and other areas in the northern part of the Etame Block, the Company did not request any approvals for the development of the Ebouri discovery from its partners or the government, pending the results of the seismic. Therefore, the Company has not booked any reserves for the Ebouri discovery at December 31, 2005. The Company is preparing a development plan for Ebouri to be filed with the Gabon government in 2006. The Company also has not booked any reserves associated with the North Tchibala discovery on the Etame block.

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

The future cash flows are based on sales prices and costs in existence at the dates of the projections, excluding Gabon royalties, and the interests of the Philippine government and the other consortium members. Future production costs do not include overhead charges allowed under joint operating agreements or headquarters general and administrative overhead expenses. Future development costs include $5,858 attributable to future abandonment when the wells become uneconomic to produce. The standardized measure of discounted cash flows does not include the costs of abandoning the Company’s non-producing properties.

	United States			International				Total
	December 31,			December 31,				December 31,
	2005	2004	2003	2005	2004	2003		2005	2004	2003
					Gabon	Gabon	Philippines
Future cash inflows	$533	$977	$1,292	$444,249	$350,234	$259,909	4,978	$444,782	351,211	266,179
Future production costs	(204)	(344)	(482)	(121,531)	(98,143)	(56,752)	(1,999)	(121,735)	(98,487)	(59,233)
Future development costs	—	—	—	(30,927)	(27,554)	(14,037)	(1,378)	(30,927)	(27,554)	(15,415)
Future income tax expense	(48)	(86)	(126)	(76,467)	(58,520)	(49,522)	—	(76,515)	(58,606_	(49,648)

Future net cash flows	281	547	684	215,324	166,017	139,598	1,601	215,605	166,564	141,833
Discount to present value at 10% annual rate	(82)	(127)	(136)	(54,314)	(43,116)	(39,956)	(181)	(54,396)	(43,243)	(40,273)

Standardized measure of discounted future net cash flows	$199	$420	$548	$161,010	$122,901	$99,642	1,420	$161,209	123,321	101,610

VAALCO ENERGY, INC AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING PROPERTIES

Income taxes represent amounts payable to the Government of Gabon on profit oil as final payment of corporate income taxes and for severance taxes in Texas.

Changes in Standardized Measure of Discounted Future Net Cash Flows:

The following table sets forth the changes in standardized measure of discounted future net cash flows as follows:

	December 31,
	2005	2004	2003
BALANCE AT BEGINNING OF PERIOD	$123,321	$101,610	$66,427
Sales of oil and gas, net of production costs	(74,321)	(46,544)	(26,538)
Net changes in prices and production costs	87,991	48,242	3,995
Revisions of previous quantity estimates	24,780	1,437	53,370
Additions	—	33,887	—
Sale of reserves in place	—	(1,451)	—
Changes in estimated future development costs	(4,358)	(11,154)	1,966
Development costs incurred during the period	11,852	9,721	552
Accretion of discount	12,332	10,019	6,507
Net change in income taxes	(14,506)	(9,064)	(7,170)
Change in production rates (timing) and other	(5,882)	(13,413)	2,438
Discontinued Operations	—	31	63

BALANCE AT END OF PERIOD	$161,209	$123,321	$101,610

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

In accordance with the guidelines of the U.S. Securities and Exchange Commission, the Company’s estimates of future net cash flows from the Company’s properties and the present value thereof are made using oil and natural gas contract prices in effect as of year end and are held constant throughout the life of the properties except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. The contract price as of December 31, 2005 in Gabon was $56.80 per Bbl oil, representing a $1.41 discount to the spot price of Dated Brent Crude at December 31, 2005.

VAALCO ENERGY, INC AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING PROPERTIES

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

The consortium maintains a Cost Account, which entitles it to receive 70% of the production remaining after deducting the royalty so long as there are amounts remaining in the cost account. At December 31, 2005 there was $4.8 million in the cost account ($1.5 million net to the Company). As payment of corporate income taxes the consortium pays the government an allocation of the remaining “profit oil” production from the contract area ranging from 50% to 60% of the oil remaining after deducting the royalty and the cost oil. The percentage of “profit oil” paid to the government as tax is a function of production rates. So long as amounts remain in the Cost Account, the net share that the consortium receives from production can range from a low of 67.7% of production at production rate in excess of 25,000 BOPD to a high of 82.5% of production at rates below 5,000 barrel per day. However, when the cost account becomes substantially recovered, the Company only recovers ongoing operating expenses and new project capital expenditures, resulting in a higher tax rate. The Cost Account has been substantially recovered since the first quarter of 2005. During 2005, the Company cost recovered 502,000 bbls for ongoing operating expenses and capital expenditures out of a theoretical maximum Cost Oil of 1,143,000 bbls which would have been recoverable if the Cost Account was full. Also because of the nature of the Cost Account, decreases in oil prices result in a greater number of bbls required to recover costs, therefore at lower oil prices, the Company’s net reserves would increase.

The Etame Production Sharing Contract allows for the carve-out of a development area, which was performed for the Etame field and for the Avouma field. The Etame development area has a term of 20 years and will expire in 2021. The Avouma field development area has a term of 20 years and will expire in 2025. The balance of the Etame Block comprises the exploration area, which expires in July 2009 but is extendable to 2011 via an exploration well work commitment.

Under the service contract, it is not anticipated that the Gabonese government will take physical delivery of its allocated production. Instead, the Company is authorized to sell the Gabonese government’s share of production and remit the proceeds to the Gabonese government.

The Mutamba Iroru service contract entitles the Company to receive 70% of the any future production remaining after deducting the royalty so long as there are amounts remaining in the cost account. At December 31, 2005 there was $0.1 million in the cost account. As payment of corporate income taxes the consortium pays the government an allocation of the remaining “profit oil” production from the contract area ranging from 50% to 63% of the oil remaining after deducting the royalty and the cost oil. The percentage of “profit oil” paid to the government as tax is a function of production rates. So long as amounts remain in the Cost Account, the net share that the consortium receives from production can range from a low of 72% of production at production rate in excess of 20,000 BOPD to a high of 85% of production at rates below 7,500 barrel per day. However, when the cost account becomes substantially recovered, the Company only recovers ongoing operating expenses and new project capital expenditures, resulting in a higher tax rate. The Mutamba Iroru service contract provides for a discovery to be reclassified into a development area with a term of twenty years.