Form 10-K/A
period 2005-12-31
VAALCO ENERGY INC /DE/
filed 2006-05-04
CIK 894627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

We are providing this Amendment to Form 10-K to amend certain incorrect dates in the Report of Independent Registered Public Accounting Firm within Item 9A. Controls and Procedures.

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

	As of December 31,
	2005	2004	2003
Crude Oil
Proved Developed Reserves (MBbls)	5,326	4,738	6,492	(1)
Proved Undeveloped Reserves (MBbls)	2,501	3,996	2,519

Total Proved Reserves (MBbls)	7,827	8,734	9,011

Natural Gas
Proved Developed Reserves (MMcf)	21	54	140
Proved Undeveloped Reserves (MMcf)	—	—	—

Total Proved Reserves (MMcf)	21	54	140

Standard measure of proved reserves	$161,209	$123,321	$101,610

(1)	– Includes 351 Mbbls in the Philippines which was sold in February 2004

The following tables set forth the net proved reserves of the Company as of December 31, 2005 and 2004, and the changes during such periods.

	Oil (MBbls)	Gas (MMcf)
PROVED RESERVES:
BALANCE AT JANUARY 1, 2003	5,453	77
Production	(1,266)	(51)
Revisions	4,824	114

BALANCE AT DECEMBER 31, 2003	9,011	140
Production	(1,469)	(22)
Revisions	96	(64)
Additions	1,447	—
Sale of reserves in place	(351)	—

BALANCE AT DECEMBER 31, 2004	8,734	54
Production	(1,635)	(17)
Revisions	728	(16)

BALANCE AT DECEMBER 31, 2005	7,827	21

PROVED DEVELOPED RESERVES:	Oil (MBbls)	Gas (MMcf)
Balance at December 31, 2002	3,467	77
Balance at December 31, 2003	6,492	140
Balance at December 31, 2004	4,738	54
Balance at December 31, 2005	5,326	21

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

Drilling History

The Company participated in one exploration well and one development well in Gabon during 2005.

	United States						International
Wells Drilled	Gross			Net			Gross			Net
Exploration Wells	2005	2004	2003	2005	2004	2003	2005	2004	2003	2005	2004	2003

Productive	0.0	0.0	0.0	0.0	0.0	0.0	0.0	2.0	0.0	0.00	0.61	0.0
Dry	0.0	0.0	0.0	0.0	0.0	0.0	1.0	0.0	0.0	0.30	0.00	0.0
Production Wells
Productive	0.0	0.0	0.0	0.0	0.0	0.0	1.0	1.0	0.0	0.28	0.28	0.0
Dry	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.00	0.00	0.0

Total Wells	0.0	0.0	0.0	0.0	0.0	0.0	2.0	3.0	0.0	0.58	0.89	0.0

Acreage and Productive Wells

Below is the total acreage under lease and the total number of productive oil and gas wells of the Company as of December 31, 2005:

	United States		International
	Gross	Net(1)	Gross	Net(1)
	(In thousands except wells)
Developed acreage	8.9	1.2	25.0	7.0
Undeveloped acreage	0.0	0.0	1,004.3	493.1
Productive gas wells	2	0.4	0	0
Productive oil wells	11	1.8	4	1.1

(1)	Net acreage and net productive wells are based upon the Company’s working interest in the properties.

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

SUSPENDED WELL COSTS

FASB Statement No. 19 - Under the “successful efforts” method of accounting used by the Company for its oil and gas exploration and development costs, all expenditures related to exploration, with the exception of costs of drilling exploratory wells are charged to expense as incurred. The costs of exploratory wells are capitalized on the balance sheet pending determination of whether commercially producible oil and gas reserves have been discovered. If the determination is made that a well did not encounter potentially economic oil and gas quantities, the well costs are charged to expense. These determinations are re-evaluated quarterly.

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

NEW ACCOUNTING PRONOUNCEMENTS

SFAS 123(R), Share Based Payment - In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123(R) focuses primarily on accounting for transactions with employees, and carries forward without change to prior guidance for share-based payments for transactions with non employees.

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

Accordingly, the Company cannot currently quantify with precision the effect that this standard would have on its financial position or results of operations in the future, except that the Company probably will recognize a greater expense for any awards that the Company may grant in the future than the Company would using the current guidance. If the Company were to adopt SFAS No. 123(R) using the modified retrospective method, net income would have been $2.9 less than reported in the year ended December 31, 2005.

SFAS 151, Inventory Costs - In November 2005, the FASB issued SFAS No. 151, Inventory Costs an amendment of ARB No. 43, Chapter 4, which amends Chapter 4 of ARB No. 43 that deals with inventory pricing. The statement clarifies the accounting for abnormal amounts of idle facility expenses, freight, handling costs, and spoilage. Under previous guidance, paragraph 5 of ARB No. 43, chapter 4, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs might be considered to be so abnormal, under certain circumstances, as to require treatment as current period charges. This statement eliminates the criterion of “so abnormal” and requires that those items be recognized as current period charges. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, although earlier application is permitted for fiscal years beginning after the date of issuance of this statement. Retroactive application is not permitted. Management is analyzing the requirements of this new Statement and believes that its adoption will not have any significant impact on the Company’s financial position, results of operations or cash flows.

SFAS 153, Exchange of Non-Monetary Assets - In December 2005, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets an amendment of APB No. 29 (“Opinion 29”). This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date this statement is issued. Retroactive application is not permitted. Management is analyzing the requirements of this new statement and believes that its adoption will not have any significant impact on the Company’s financial position, results of operations or cash flows.

FASB Statement No. 154, Accounting Changes and Error Corrections - In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections (“Statement 154”). Statement 154 requires companies to recognize changes in accounting principle, including changes required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods’ financial statements. Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of Statement 154 will have a material effect on its financial position or results of operations.

FASB Statement No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies – On April 4, 2005, the FASB issued FASB Staff Position No. FAS 19-1 (“FSP FAS 19-1”), which addressed a discussion that was ongoing within the oil industry regarding capitalization of costs of drilling exploratory wells. Paragraph 19 of FASB Statement No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies (“FASB No. 19”), requires costs of drilling exploratory wells to be capitalized pending determination of whether the well has found proved reserves. If the well has found proved reserves, the capitalized costs become part of the entity’s wells, equipment, and facilities. If, however, the well has not found proved reserves, the capitalized costs of drilling the well are expensed. Questions arose in practice about the application of this guidance due to changes in oil and gas exploration processes and lifecycles. The issue was whether there are circumstances that would permit the continued capitalization of exploratory well costs if reserves cannot be classified as proved within one year following the completion of drilling, other than when additional exploration wells are necessary to justify major capital expenditures and those wells are underway or firmly planned for the near future. FSP FAS 19-1 amends FASB No. 19 to allow for the continued capitalization of suspended well costs when the well has found a sufficient quantity of reserves to justify its completion as a producing well and the enterprise is making sufficient progress assessing the reserves and the economic and operating viability of the plan. The issuance of this amendment did not result in an adjustment to the Company suspended well costs.

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

The table below provides additional information with respect to the Company’s capitalized exploration drilling costs.

	2005		2004		2003
Beginning balance at January 1	$6,508		$1,905		$1,509
Additions to capitalized exploratory drilling costs	2,426		4,603		1,905
Capitalized exploratory drilling costs reclassified to property and equipment	—		—		—
Capitalized exploratory drilling costs expensed	(2,401)		—		(1,509)

Ending balance at December 31	$6,533		$6,508		$1,905

Number of wells requiring major capital expenditures where additional drilling efforts are not underway or firmly planned for the near future	1	(1)	1	(2)	—
Amount capitalized for wells requiring major capital expenditures where additional drilling efforts are not underway or firmly planned	$2,607		$2,597		—

1)	Ebouri No. 1 well, see discussion above.
2)	Avouma No. 1 well, see discussion above

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of VAALCO Energy, Inc.

Houston, Texas

We have audited management’s assessment, included in the accompanying Management’s report on Internal Control over Financial Reporting, that VAALCO Energy, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Partnership’s internal control over financial reporting based on our audit.

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

March 8, 2006

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

(a) 3. Exhibits:

2. Plan of acquisition, reorganization , arrangement, liquidation or succession

2.1	(a)	Stock Acquisition Agreement and Plan of Reorganization dated February 17, 1998 by and among the Company and the 1818 Fund II, L.P.

2.2	(c)	First Amendment to Stock Acquisition Agreement and Plan of Reorganization, dated April 21, 1998

2.3	(g)	Stock Purchase Agreement between Western Atlas International, Inc., as Seller, and VAALCO Gabon (Etame), Inc. as Purchaser, dated January 4, 2001.

2.4	(g)	Stock Purchase Agreement between VAALCO Energy, Inc., as Seller and PanAfrican Energy Corporation Ltd., as Purchaser, dated January 15, 2001

2.5	(g)	Share Sale and Purchase Agreement By and Between VAALCO Gabon (Etame), Inc., and Sasol Petroleum International (Pty) Ltd. dated February 5, 2001.

3. Articles of Incorporation and Bylaws

3.1	(b)	Restated Certificate of Incorporation

3.2	(b)	Certificate of Amendment to Restated Certificate of Incorporation

3.3	(b)	Bylaws

3.4	(b)	Amendment to Bylaws

3.5	(c)	Designation of Convertible Preferred Stock, Series A

10. Material Contracts

10.1	(d)	Indemnity Agreement entered into among the Company and certain of its officers and directors listed therein.

10.2	(e)	Exploration and Production Sharing contract between the Republic of Gabon and VAALCO Gabon (Etame), Inc. dated July 7, 1995.

10.3	(e)	Deed of Assignment and Assumption between VAALCO Gabon (Etame), Inc., VAALCO Energy (Gabon), Inc. and Petrofields Exploration & Development Co., Inc. dated September 28, 1995.

10.4	(f)	Letter of Intent for Etame Block, Offshore Gabon dated January 22, 1998 between the Company and Western Atlas International, Inc.

10.5	(h)	2001 Stock Incentive Plan dated August 16, 2001

10.6	(i)	Trustee and Paying Agent Agreement by and between VAALCO Gabon (Etame), Inc., J.P. Morgan Trustee and Depositary Company Limited and JPMorgan Chase Bank, London Branch, dated June 26, 2002.

10.7	(j)	Stock Purchase Agreement dated as of August 23, 2002, by and between the Company, VAALCO International, Inc. and Nissho Iwai Corporation.

10.8	(j)	Stockholders’ Agreement dated August 23, 2002, by and among the Company, VAALCO International, Inc. and Nissho Iwai Corporation.

10.9	(j)	Subscription Agreement between the Company and VAALCO International, Inc. dated August 23, 2002.

10.10	(k)	2003 Stock Incentive Plan dated December 16, 2003

10.11	(l)	Exploration and Production Sharing contract between the Republic of Gabon and VAALCO Production (Gabon), Inc., Permit Mutamba Iroru dated November 11, 2005.

10.12	(m)	Loan Agreement between VAALCO Gabon (Etame), Inc. and International Finance Corporation dated June 13, 2005

21.	Subsidiaries of the Company

21.1(l)	Subsidiaries of the Registrant

23.	Consents of Experts and Counsel

23.1	Consent of Deloitte and Touche LLP

23.2	Consent of Netherland Sewell

31.	Rule 13a-14(a) Certifications

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.	Section 1350 Certifications

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

(a)	Filed as an exhibit to the Company’s report on Form 8-K filed with the Commission on March 4, 1998 (file no. 000-20928) and hereby incorporated by reference herein.
(b)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 filed with the Commission on July 15, 1998 and hereby incorporated by reference herein.
(c)	Filed as an exhibit to the Company’s Report on Form 8-K filed with the Commission on May 6, 1998 and hereby incorporated by reference herein.
(d)	Filed as an exhibit to the Company’s Form 10 (File No. 0-20928) filed on December 3, 1992, as amended by Amendment No. 1 on Form 8 on January 7, 1993, and by Amendment No. 2 on Form 8 on January 25, 1993, and hereby incorporated by reference herein.
(e)	Filed as an exhibit to the Company’s Form 10-QSB for the quarterly period ended September 30, 1995, and hereby incorporated by reference herein.

(f)	Filed as an exhibit to the Company’s Form 10-KSB for the annual period ended December 31, 1996, and hereby incorporated by reference herein.
(h)	Filed as an exhibit to the Company’s Registration Statement Form S-8 filed with the Commission on August 18, 2001, and incorporated by reference herein
(i)	Filed as an exhibit to the Company’s Form 10-QSB for the quarterly period ended June 30, 2002, and hereby incorporated by reference herein.
(j)	Filed as an exhibit to the Company’s Form 10-QSB for the quarterly period ended September 30, 2002, and hereby incorporated by reference herein.
(k)	Filed as an exhibit to Form10-KSB for the annual period ended December 31, 2004, and hereby incorporated by reference herein.
(l)	Filed as an exhibit to Form10-K for the annual period ended December 31, 2005, and hereby incorporated by reference herein.
(m)	Filed as an exhibit to the Company’s Form 8K filed with the Commission on February 21, 2006, and incorporated by reference herein.

Glossary of Oil and Gas Terms

Terms used to describe quantities of oil and natural gas

•	Bbl — One stock tank barrel, or 42 US gallons liquid volume, of crude oil or other liquid hydrocarbons.

•	Bcf — One billion cubic feet of natural gas.

•	Bcfe — One billion cubic feet of natural gas equivalent.

•	BOE — One barrel of oil equivalent, converting gas to oil at the ratio of 6 Mcf of gas to 1 Bbl of oil.

•	BOPD — One barrel of oil per day

•	MBbl — One thousand Bbls.

•	Mcf — One thousand cubic feet of natural gas.

•	McfD — One thousand cubic feet of natural gas per day.

•	Mcfe — One thousand cubic feet of natural gas equivalent.

•	MMBbl — One million Bbls of oil or other liquid hydrocarbons.

•	MMcf — One million cubic feet of natural gas.

•	MBOE — One thousand BOE.

•	MMBOE — One million BOE.

Terms used to describe the Company’s interests in wells and acreage

•	Gross oil and gas wells or acres — The Company’s gross wells or gross acres represent the total number of wells or acres in which the Company owns a working interest.

•	Net oil and gas wells or acres — Determined by multiplying “gross” oil and natural gas wells or acres by the working interest that the Company owns in such wells or acres represented by the underlying properties.

Terms used to assign a present value to the Company’s reserves

•	Standard measure of proved reserves — The present value, discounted at 10%, of the pre-United States income tax future net cash flows attributable to estimated net proved reserves. The Company calculates this amount by assuming that it will sell the oil and gas production attributable to the proved reserves estimated in its independent engineer’s reserve report for the prices it received for the production on the date of the report, unless it had a contract to sell the production for a different price. The Company also assumes that the cost to produce the reserves will remain constant at the costs prevailing on the date of the report. The assumed costs are subtracted from the assumed revenues resulting in a stream of future net cash flows. Estimated future income taxes using rates in effect on the date of the report are deducted from the net cash flow stream. The after-tax cash flows are discounted at 10% to result in the standardized measure of the Company’s proved reserves.

Terms used to classify the Company’s reserve quantities

•	Proved reserves — The estimated quantities of crude oil, natural gas and natural gas liquids which, upon analysis of geological and engineering data, appear with reasonable certainty to be recoverable in the future from known oil and natural gas reservoirs under existing economic and operating conditions.

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

•	Proved developed reserves — Proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

•	Proved undeveloped reserves — Proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required.

Terms which describe the productive life of a property or group of properties

•	Reserve life — A measure of the productive life of an oil and gas property or a group of oil and gas properties, expressed in years. Reserve life for the years ended December 31, 2005,

2004 or 2003 equal the estimated net proved reserves attributable to a property or group of properties divided by production from the property or group of properties for the four fiscal quarters preceding the date as of which the proved reserves were estimated.

Terms used to describe the legal ownership of the Company’s oil and gas properties

•	Royalty interest — A real property interest entitling the owner to receive a specified portion of the gross proceeds of the sale of oil and natural gas production or, if the conveyance creating the interest provides, a specific portion of oil and natural gas produced, without any deduction for the costs to explore for, develop or produce the oil and natural gas. A royalty interest owner has no right to consent to or approve the operation and development of the property, while the owners of the working interests have the exclusive right to exploit the mineral on the land.

•	Working interest — A real property interest entitling the owner to receive a specified percentage of the proceeds of the sale of oil and natural gas production or a percentage of the production, but requiring the owner of the working interest to bear the cost to explore for, develop and produce such oil and natural gas. A working interest owner who owns a portion of the working interest may participate either as operator or by voting his percentage interest to approve or disapprove the appointment of an operator and drilling and other major activities in connection with the development and operation of a property.

Terms used to describe seismic operations

•	Seismic data — Oil and gas companies use seismic data as their principal source of information to locate oil and gas deposits, both to aid in exploration for new deposits and to manage or enhance production from known reservoirs. To gather seismic data, an energy source is used to send sound waves into the subsurface strata. These waves are reflected back to the surface by underground formations, where they are detected by geophones which digitize and record the reflected waves. Computers are then used to process the raw data to develop an image of underground formations.

•	2-D seismic data — 2-D seismic survey data has been the standard acquisition technique used to image geologic formations over a broad area. 2-D seismic data is collected by a single line of energy sources which reflect seismic waves to a single line of geophones. When processed, 2-D seismic data produces an image of a single vertical plane of sub-surface data.

•	3-D seismic data — 3-D seismic data is collected using a grid of energy sources, which are generally spread over several miles. A 3-D survey produces a three dimensional image of the subsurface geology by collecting seismic data along parallel lines and creating a cube of information that can be divided into various planes, thus improving visualization. Consequently, 3-D seismic data is a more reliable indicator of potential oil and natural gas reservoirs in the area evaluated.

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

VAALCO ENERGY, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL INFORMATION

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

/s/ Deloitte & Touche LLP

Houston, Texas

March 8, 2006

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands of dollars, except number of shares and par value amounts)

	December 31, 2005	December 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$43,880	$27,574
Funds in escrow	1,130	1,152
Receivables:
Trade	6,453	5,258
Accounts with partners	2,255	3,138
Other	1,234	209
Crude oil inventory	518	724
Materials and supplies	290	314
Prepayments and other	2,185	1,160
Current assets of discontinued operations	—	78

Total current assets	57,945	39,607

Property and equipment – successful efforts method:
Wells, platforms and other production facilities	43,805	32,960
Work in progress	10,832	6,508
Equipment and other	1,783	847

	56,420	40,315
Accumulated depreciation, depletion and amortization	(19,222)	(13,966)

Net property and equipment	37,198	26,349

Other assets:
Deferred tax asset	1,257	1,290
Funds in escrow	820	807
Other long-term assets	942	319

TOTAL	$98,162	$68,372

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$8,555	$9,280
Current portion of long term debt	—	2,250
Current liabilities of discontinued operations	391	1,927
Income taxes payable	—	140

Total current liabilities	8,946	13,597

Long term liabilities of discontinued operations	—	—
Long term debt	1,500	1,500
Asset retirement obligations	3,615	1,330

Total liabilities	14,061	16,427

Commitments and contingencies (See Note 8)
Minority interest in consolidated subsidiaries	5,786	4,137
Stockholders’ equity:
Convertible preferred stock, $25 par value, 500,000 shares authorized; 0 and 6667 shares issued and outstanding at December 31, 2005 and 2004, respectively		167
Common stock, $0.10 par value, 100,000,000 authorized shares, 58,314,792 and 33,244,244 shares issued with 1,060,342, and 418,294 in treasury at December 31, 2005, and 2004, respectively	5,831	3,324
Additional paid-in capital	44,662	45,612
Retained earnings/(accumulated deficit)	28,088	(1,094)
Less treasury stock, at cost	(266)	(201)

Total stockholders’ equity	78,315	47,808

TOTAL	$98,162	$68,372

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

VAALCO ENERGY, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

(in thousands of dollars)

	Year Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$29,182	$22,938	$8,936
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	5,369	4,749	5,876
Non cash compensation expense	—	—	443
Amortization of debt discount	—	—	1,624
Cumulative effect of accounting change	—	—	(1,717)
Loss on sale of assets	—	191
Exploration expense	2,709	267	2,096
Minority interest in earnings of subsidiaries	3,647	3,070	1,306
Change in assets and liabilities that provided (used) cash:
Trade receivables	(1,117)	(4,786)	3,213
Other receivables	(1,025)	241	1,198
Materials and supplies	24	(364)	184
Crude Oil Inventory	206	(138)	(568)
Prepayments and other	(1,025)	(632)	(160)
Accounts payable and accrued liabilities	(2,845)	2,059	(3,081)
Accounts with partners	883	(6,251)	3,779
Income taxes payable	(140)	1,859	—
Provision for deferred income taxes	33	(410)	(497)

Net cash provided by operating activities	35,901	22,787	22,632

CASH FLOWS FROM INVESTING ACTIVITIES:

Funds in escrow – net	9	992	7,899
Discontinued operations transaction expense	—	(1,187)	—
Exploration expense	(2,709)	(267)	(327)
Additions to property and equipment - successful efforts method	(13,347)	(14,324)	(1,877)
Other – net	(625)	113	286

Net cash used in investing activities	(16,672)	(14,673)	5,981

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	1,325	315	141
Distribution to minority interest	(1,998)	(600)	(320)
Debt repayment	(2,250)	(3,250)	(13,000)
Purchase of treasury shares	—	—	(163)

Net used in financing activities	(2,923)	(3,535)	(13,342)

NET CHANGE IN CASH AND CASH EQUIVALENTS	16,306	4,579	15,271
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	27,574	22,995	7,724

CASH AND CASH EQUIVALENTS AT END OF PERIOD	43,880	$27,574	$22,995

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest Paid	$209	$325	$1,140
Income Taxes Paid	$31,598	$12,247	$5,545
Supplemental disclosure of non cash flow information
Investment in property and equipment not paid	$585	$—	$—
Treasury stock purchase	$65	$26	$—

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

Cash and Cash Equivalents - For purposes of the statements of consolidated cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash and cash equivalents.

Funds in Escrow - Escrow cash includes cash that is contractually restricted for non-operational purposes such as debt service and capital expenditures. Restricted cash and cash equivalents are classified as a current or non-current asset based on their designated purpose. Current amounts represent an escrow for interest and the a portion of the Company’s loan with the International Finance Corporation (“ IFC loan”) amounting to ($1.1 million). Long term amounts represent an escrow to secure charter payments for the Floating Production Storage and Offloading tanker (“FPSO”) in Gabon ($0.8 million) and for the abandonment of certain Gulf of Mexico properties ($39). The Company invests funds in escrow and excess cash in certificates of deposit and commercial paper issued by banks with maturities typically not exceeding 90 days.

Inventory - Materials and supplies are valued at the lower of cost, determined by the weighted-average method, or market. Crude oil inventories are carried at the lower of cost or market and represent the Company’s share of crude oil production produced and stored on the tanker, but unsold. Inventory cost represents the production expenses excluding depletion.

VAALCO ENERGY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Income Taxes – VAALCO accounts for income taxes under an asset and liability approach that recognizes deferred income tax assets and liabilities for the estimated future tax consequences of differences between the financial statements and tax bases of assets and liabilities. Valuation allowances are provided against deferred tax assets that are not likely to be realized.

Property and Equipment - The Company follows the successful efforts method of accounting for exploration and development costs. Under this method, exploration costs, other than the cost of exploratory wells, are charged to expense as incurred. Exploratory well costs are initially capitalized until a determination as to whether proved reserves have been discovered. If an exploratory well is deemed to not have found proved reserves, the associated costs are expensed at that time. All development costs, including developmental dry hole costs, are capitalized. Provisions for impairment of undeveloped oil and gas leases are based on periodic evaluations and other factors. The Company recognizes gains/losses for the sale of developed properties based upon an allocation of property costs between the interests sold and the interests retained based on the fair value of those interests.

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

Office and miscellaneous equipment	3 - 5 years
Leasehold improvements	8 -12 years

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

VAALCO ENERGY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accounts With Partners - Accounts with partners represent cash calls due or excess cash calls paid by the partners for exploration, development and production expenditures made by VAALCO Gabon (Etame), Inc.

Revenue Recognition - The Company recognizes revenues from crude oil and natural gas sales upon delivery to the buyer.

Stock-Based Compensation - SFAS No. 123, Accounting for Stock-Based Compensation encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value as determined by generally recognized option pricing models such as the Black-Scholes model or the binomial model. Because of the inexact and subjective nature of deriving non-freely traded employee stock option values using these methods, the Company has adopted the disclosure-only provisions of SFAS No. 123 and continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation cost has been recognized for the Company’s stock-based plans. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the optional method prescribed by SFAS No. 123, the Company’s net income and net income per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

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

VAALCO ENERGY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair Value of Financial Instruments - The Company’s financial instruments consist primarily of cash, funds in escrow, trade accounts, note receivables, trade payables and debt. The book values of cash, trade receivables, and trade payables are representative of their respective fair values due to the short-term maturity of these instruments. The book value of the Company’s notes receivable and debt instruments are considered to approximate the fair value, as the interest rates are adjusted based on rates currently in effect.

Risks and Uncertainties - The Company’s interests are located overseas in certain offshore areas in Gabon and in Texas.

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

Reclassifications - Certain amounts from 2003 have been reclassified to conform to the 2005 presentation.

3.	NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 123(R), Share Based Payment - In December 2004, the FASB issued SFAS No. 123(Revised 2004), Share-Based Payment, (“SFAS 123(R)”), which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123(R) focuses primarily on accounting for transactions with employees, and carries forward without change to prior guidance for share-based payments for transactions with non-employees.

VAALCO ENERGY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

SFAS 151, Inventory Costs - In November 2005, the FASB issued SFAS No. 151, Inventory Costs an amendment of ARB No. 43, Chapter 4, which amends Chapter 4 of ARB No. 43 that deals with inventory pricing. The statement clarifies the accounting for abnormal amounts of idle facility expenses, freight, handling costs, and spoilage. Under previous guidance, paragraph 5 of ARB No. 43, chapter 4, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs might be considered to be so abnormal, under certain circumstances, as to require treatment as current period

VAALCO ENERGY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

charges. This statement eliminates the criterion of “so abnormal” and requires that those items be recognized as current period charges. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, although earlier application is permitted for fiscal years beginning after the date of issuance of this statement. Retroactive application is not permitted. Management is analyzing the requirements of this new Statement and believes that its adoption will not have any significant impact on the Company’s financial position, results of operations or cash flows.

SFAS 153, Exchange of Non-Monetary Assets - In December 2005, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets an amendment of APB No. 29 (“Opinion 29”). This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date this Statement is issued. Retroactive application is not permitted. Management is analyzing the requirements of this new Statement and believes that its adoption will not have any significant impact on the Company’s financial position, results of operations or cash flows.

FASB Statement No. 154, Accounting Changes and Error Corrections - In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections (“Statement 154”). Statement 154 requires companies to recognize changes in accounting principles, including changes required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods’ financial statements. Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of Statement 154 will have a material effect on its financial position or results of operations.

4.	SUSPENDED WELL COSTS

FASB Statement No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies - On April 4, 2005, the FASB issued FASB Staff Position No. FAS 19-1 (“FSP FAS 19-1”), which addressed a discussion that was ongoing within the oil industry regarding capitalization of costs of drilling exploratory wells. Paragraph 19 of FASB Statement No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies (“FASB No. 19”), requires costs of drilling exploratory wells to be capitalized pending determination of whether the well has found proved reserves. If the well has found proved reserves, the capitalized costs become part of the entity’s wells, equipment, and facilities. If, however, the well has not found proved reserves, the capitalized costs of drilling the well are expensed. Questions arose in practice about the application of this guidance due to changes in oil and gas exploration processes and lifecycles. The issue was whether there are circumstances that would permit the continued

VAALCO ENERGY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

capitalization of exploratory well costs if reserves cannot be classified as proved within one year following the completion of drilling, other than when additional exploration wells are necessary to justify major capital expenditures and those wells are underway or firmly planned for the near future. FSP FAS 19-1 amends FASB No. 19 to allow for the continued capitalization of suspended well costs when the well has found a sufficient quantity of reserves to justify its completion as a producing well and the enterprise is making sufficient progress assessing the reserves and the economic and operating viability of the plan. The issuance of this amendment did not result in an adjustment to the Company suspended well costs.

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

The table below provides additional information with respect to the Company’s capitalized exploration drilling costs.

	2005		2004		2003
Beginning balance at January 1	$6,508		$1,905		$1,509
Additions to capitalized exploratory drilling costs	2,426		4,603		1,905
Capitalized exploratory drilling costs reclassified to property and equipment	—		—		—
Capitalized exploratory drilling costs expensed	(2,401)		—		(1,509)

Ending balance at December 31	$6,533		$6,508		$1,905

Number of wells requiring major capital expenditures where additional drilling efforts are not underway or firmly planned for the near future	1	(1)	1	(2)	—
Amount capitalized for wells requiring major capital expenditures where additional drilling efforts are not underway or firmly planned	$2,607		$2,597		—
Amounts capitalized for less than one year	25		4603		1,905
Amounts capitalized for less than two years but more than one year	4,603		1,905		—
Amounts capitalized for less than three years but more than two years	1,905		—		—

(1)	Ebouri No. 1 well, see discussion above.
(2)	Avouma No. 1 well, see discussion above.

VAALCO ENERGY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.	STOCKHOLDERS’ EQUITY

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

VAALCO ENERGY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Information with respect to the Company’s warrants and stock options is as follows:

	Vested Warrants Exercisable	Vested Options Exercisable	Total Shares Under Option	Weighted Average Option Exercise Price
Balance, January 1, 2003	20,945,325	1,379,675	2,825,000	0.66
Issued	—	1,365,328	3,771,000	1.16
Exercised	(595,325)	(100,154)	(695,479)	0.61
Redeemed in cashless exercise	—	(584,521)	(584,521)	0.65
Forfeited	(12,850,000)	—	—	0.77

Balance, December 31, 2003	7,500,000	2,060,328	4,466,000	0.56
Vested/Issued	—	1,190,332	100,000	4.26
Exercised	(2,000,000)	(546,665)	(546,665)	0.58

Balance, December 31, 2004	5,500,000	2,703,995	4,019,335	0.78
Vested/Issued	—	1,967,500	1,556,500	3.82
Exercised	(5,500,000)	(1,236,298)	(1,236,300)	0.62

Balance, December 31, 2005	—	3,435,197	4,339,535	2.15

The following table summarizes information about stock options outstanding as of December 31, 2005:

Range of Exercise Price	Number Outstanding At 12/31/05	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Outstanding At 12/31/04	Weighted- Average Exercise Price	Number Outstanding At 12/31/03	Exercisable Weighted- Average Exercise Price
$ 0.30 to 1.00	200,000	8.45 years	$0.30	5,825,000	$0.49	8,195,000	$0.48
1.01 to 2.50	2,483,035	1.82 years	1.15	3,594,335	1.16	3,771,000	1.16
2.5 to 5.00	1,656,500	4.35 years	3.86	100,000	4.26	—	—

$ 0.30 to 5.00	4,339,535	3.09 years	$2.15	9,519,335	$0.78	11,966,000	$0.70

The Company follows SFAS No. 128 – “Earnings per Share,” which establishes the requirements for presenting earnings per share (“EPS”). SFAS No. 128 requires the presentations of “basic” and “diluted” EPS on the face of the income statement.

VAALCO ENERGY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

VAALCO ENERGY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.	INCOME TAXES

The Company and its domestic subsidiaries file a consolidated United States income tax return. Certain subsidiaries’ operations are also subject to foreign income taxes. Provision for income taxes consists of the following:

(In thousands)	Year Ended December 31,
	2005	2004	2003
U.S. federal:
Current	$—	$370	$285
Deferred	33	(370)	(285)
Foreign:
Current	31,458	11,972	5,514
Deferred	—	—	—

Total	$31,491	$11,972	$5,514

The primary differences between the financial statement and tax bases of assets and liabilities at December 31, 2005 and 2004 are as follows:

	$ 2005	$ 2004
Deferred Tax Assets:
Reserves not currently deductible	157	260
Foreign tax credit carry forwards	17,929	617
Alternative minimum tax credit carryover	1,257	1,290
Asset retirement obligations	1,265	465

	20,608	2,632
Valuation allowance	(19,351)	(1,342)

Total deferred tax asset	$1,257	$1,290

Pretax income (loss) is comprised of the following:

(In thousands)	Year Ended December 31,
	2005	2004	2003
United States	$95	$131	$(4,228)
Foreign	64,294	39,939	18,302

	$64,389	$40,070	$14,074

The statutory rate reconciliation is as follows:

(In thousands)	Year Ended December 31,
	2005	2004	2003
Pre-tax income multiplied by 35%	$22,536	$14,024	$4,926
Foreign taxes not offset by U.S. foreign tax credits	8,922	98	588
U.S. net operating losses benefited	—	(2,150)	—
Return to provision adjustment	33	—	—

Total income tax	$31,491	$11,972	$5,514

At December 31, 2005, the Company was subject to foreign and federal taxes only, with no allocations made to state and local taxes.

VAALCO ENERGY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7.	RELATED-PARTY TRANSACTIONS

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

VAALCO ENERGY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

To fund its share of the Etame field development costs, on April 19, 2002, the Company entered into a $10.0 million credit facility with the International Finance Corporation (“IFC”), a subsidiary of the World Bank. The credit facility bears interest at LIBOR plus 4.25% and contains standard covenants for secured loans, including debt coverage ratios based on World Bank price forecasts. At year end 2005 the Company the remaining balance of the loan was $1.5 million is due as follows, 2006—$1.25 million, 2007 - $0.25 million.

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

VAALCO ENERGY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The following information is being provided as supplemental information in accordance with certain provisions of SFAS No. 69, Disclosures about Oil and Gas Producing Activities. The Company’s reserves are located offshore of Gabon and Texas. The following tables set forth costs incurred, capitalized costs, and results of operations relating to oil and natural gas producing activities for each of the periods. (See Footnote 1 – “ORGANIZATION”)

Costs Incurred in Oil and Gas Property

Acquisition, Exploration and Development Activities

(In thousands)	United States
	2005	2004	2003
Costs incurred during the year:
Exploration – capitalized	$—	$—	$—
Exploration – expensed	—	—	—
Development	—	—	38
Asset retirement costs	1	1	20

Total	$1	$1	$58

(In thousands)	Gabon
	2005	2004	2003
Costs incurred during the year:
Exploration – capitalized	$25	$5,182	$1,326
Exploration – expensed	2,709	267	327
Development	13,347	9,142	513
Asset retirement costs	2,172	100	1,233

Total	$18,253	$14,691	$3,399

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
Capitalized costs -
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

VAALCO ENERGY, INC AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING PROPERTIES

(Unaudited)

(in thousands of dollars unless otherwise indicated)

	United States December 31,			International December 31,				Total December 31,
	2005	2004	2003	2005	2004	2003		2005	2004	2003
					Gabon	Gabon	Philippines
Future cash inflows	$533	$977	$1,292	$444,249	$350,234	$259,909	4,978	$444,782	351,211	266,179
Future production costs	(204)	(344)	(482)	(121,531)	(98,143)	(56,752)	(1,999)	(121,735)	(98,487)	(59,233)
Future development costs	—	—	—	(30,927)	(27,554)	(14,037)	(1,378)	(30,927)	(27,554)	(15,415)
Future income tax expense	(48)	(86)	(126)	(76,467)	(58,520)	(49,522)	—	(76,515)	(58,606)	(49,648)

Future net cash flows	281	547	684	215,324	166,017	139,598	1,601	215,605	166,564	141,833
Discount to present value at 10% annual rate	(82)	(127)	(136)	(54,314)	(43,116)	(39,956)	(181)	(54,396)	(43,243)	(40,273)

Standardized measure of discounted future net cash flows	$199	$420	$548	$161,010	$122,901	$99,642	1,420	$161,209	123,321	101,610

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