Form 10-Q
period 2006-03-31
VAALCO ENERGY INC /DE/
filed 2006-05-09
CIK 894627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer or a non-accelerated filer. See definition of “large accelerated filer and accelerated filer in Rule 12b-2 of the Exchange Act (Check one)    Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒.

As of March 31, 2006, there were outstanding 57,605,481 shares of common stock, $0.10 par value per share, of the registrant.

VAALCO ENERGY, INC. AND SUBSIDIARIES

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands of dollars, except number of shares and par value amounts)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$52,999	$43,880
Funds in escrow	—	1,130
Receivables:
Trade	16,988	6,453
Accounts with partners	3,430	2,255
Other	321	1,234
Crude oil inventory	88	518
Materials and supplies	328	290
Prepayments and other	587	2,185

Total current assets	74,741	57,945

Property and equipment - successful efforts method:
Wells, platforms and other production facilities	44,123	43,805
Work in progress	13,676	10,832
Equipment and other	2,227	1,783

	60,026	56,420
Accumulated depreciation, depletion and amortization	(21,027)	(19,222)

Net property and equipment	38,999	37,198

Other assets:
Deferred tax asset	1,257	1,257
Funds in escrow	825	820
Other long-term assets	974	942

TOTAL	$116,796	$98,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$9,771	$8,555
Current liabilities of discontinued operations	1,089	391

Total current liabilities	10,860	8,946

Long term debt	5,000	1,500
Asset retirement obligations	3,609	3,615

Total liabilities	19,469	14,061

Commitments and contingencies
Minority interest in consolidated subsidiaries	7,218	5,786

Stockholders’ equity:
Common stock, $0.10 par value, 100,000,000 authorized shares 58,665,823 and 58,314,792 shares issued with 1,060,342 in treasury at March 31, 2006 and December 31, 2005, respectively	5,867	5,831
Additional paid-in capital	45,446	44,662
Retained earnings	39,062	28,088
Less treasury stock, at cost	(266)	(266)

Total stockholders’ equity	90,109	78,315

TOTAL	$116,796	$98,162

See notes to consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED OPERATIONS

(unaudited)

(in thousands of dollars, except per share amounts)

	Three months ended March 31,
	2006	2005
Revenues:
Oil and gas sales	$31,237	$23,144

Operating costs and expenses:
Production expenses	3,319	3,070
Exploration expense	252	149
Depreciation, depletion and amortization	1,847	1,587
General and administrative expenses	692	451

Total operating costs and expenses	6,110	5,257

Operating income	25,127	17,887

Other income (expense):
Interest income	485	160
Interest expense	(331)	(101)
Other, net	(40)	62

Total other income (expense)	114	121

Income from continuing operations before income taxes, minority interest and discontinued operations	25,241	18,008
Income tax expense	12,120	9,876

Income from continuing operations before minority interest and discontinued operations	13,121	8,132
Minority interest in earnings of subsidiaries	(1,432)	(878)
Discontinued operations: (Note 8)
Income/(loss) from discontinued operations net of tax	(715)	8

Net income	$10,974	$7,262

Basic income per share from continuing operations	$0.20	$0.20
Loss from discontinued operations	(0.01)	—

Basic income per share	$0.19	$0.20

Diluted income per share from continuing operations	$0.19	$0.12
Loss from discontinued operations	(0.01)	—

Diluted income per share	$0.18	$0.12

Basic weighted shares outstanding	57,482	36,911

Diluted weighted average shares outstanding	60,173	58,388

See notes to consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

(in thousands of dollars)

	Three months ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$10,974	$7,262
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	1,847	1,588
Amortization of debt issuance costs	256	40
Exploration expense	252	149
Stock based compensation	325	—
Minority interest in earnings of subsidiary	1,432	878
Change in operating assets and liabilities:
Trade receivables	(10,535)	(4,041)
Accounts with partners	(1,175)	381
Other receivables	913	(342)
Crude oil inventory	430	611
Materials and supplies	(37)	43
Prepayments and other	1,598	(7)
Accounts payable and accrued liabilities	977	(651)
Income taxes payable	700	(140)

Net cash provided by operating activities	7,957	5,771

CASH FLOWS FROM INVESTING ACTIVITIES

Funds in escrow, net	1,125	(6)
Exploration expense	(252)	(149)
Additions to property and equipment	(3,418)	(483)

Net cash used in investing activities	(2,545)	(638)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from the issuance of common stock	496	145
Debt issuance costs capitalized	(289)	(101)
Borrowings/debt repayment	3,500	(750)

Net cash provided by (used in) financing activities	3,707	(706)

NET CHANGE IN CASH AND CASH EQUIVALENTS	9,119	4,427

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	43,880	27,574

CASH AND CASH EQUIVALENTS AT END OF PERIOD	52,999	32,001

Supplemental disclosure of cash flow information
Income taxes paid	$12,120	$10,016

Interest paid	$22	$63

Supplemental disclosure of non cash flow information
Investment in property and equipment not paid	$822	$505

See notes to consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(Unaudited)

1.	UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOUNTING POLICIES

The consolidated financial statements of VAALCO Energy, Inc. and subsidiaries (collectively, “VAALCO” or the “Company”), included herein are unaudited, but include all adjustments consisting of normal recurring accruals which the Company deems necessary for a fair presentation of its financial position, results of operations and cash flows for the interim period. Such results are not necessarily indicative of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K/A for the year ended December 31, 2005, which also contains a summary of the significant accounting policies followed by the Company in the preparation of its consolidated financial statements. These policies were also followed in preparing the quarterly report included herein. The Company follows the successful efforts method of accounting for oil and gas exploration and development costs.

VAALCO is a Houston-based independent energy company principally engaged in the acquisition, exploration, development and production of crude oil and natural gas. VAALCO owns producing properties and conducts exploration activities as the operator of two production sharing contracts in Gabon, West Africa. Domestically, the Company has interests in the Texas Gulf Coast area.

VAALCO’s subsidiaries holding interests in Gabon are VAALCO Energy (International), Inc., VAALCO Gabon (Etame), Inc. and VAALCO Production (Gabon), Inc. VAALCO Energy (USA), Inc. holds interests in certain properties in the United States.

2.	EARNINGS PER SHARE

The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128 – Earnings per Share, (“EPS”). SFAS No. 128 requires the presentation of “basic” and “diluted” EPS on the face of the income statement. Basic EPS is calculated using the average number of shares of common stock outstanding during each period. Diluted EPS assumes the conversion of preferred stock to common stock and the exercise of all stock options and warrants having exercise prices less than the average market price of the common stock using the treasury stock method.

Diluted Shares consist of the following:

Item	Three months ended March 31, 2006	Three months ended March 31, 2005
Basic weighted average common stock issued and outstanding	57,481,783	36,910,855
Preferred stock convertible to common stock	—	15,482,256
Dilutive warrants	—	4,012,656
Dilutive options	2,691,326	1,981,758

Total diluted shares	60,173,109	58,387,525

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(Unaudited)

3.	ASSET RETIREMENT OBLIGATION

The Company records the fair value of a liability for an asset retirement obligation (“ARO”) in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived asset. The Company records the systematic accretion and depreciation of future abandonment costs of tangible assets such as platforms, wells, service assets, pipelines, and other facilities. The fair value of the liability for an asset’s retirement obligation is recorded in the period in which it is incurred if a reasonable estimate of the fair value can be made and the corresponding cost is capitalized as part of the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. During the three months ending March 31, 2006 and 2005, the Company recognized accretion expense of $40,000 and $20,000 respectively, associated with continuing operations to reflect the fair value of the ARO.

	2006	2005
Balance January 1,	$3,615	$1,330
Accretion Expense	40	20
Revisions	(46)	—

Balance March 31,	$3,609	$1,350

4.	RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 123(R), Share Based Payment - In December 2004, the FASB issued SFAS No. 123(Revised 2004), Share-Based Payment, (“SFAS 123(R)”), which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS 123(R) focuses primarily on accounting for transactions with employees, and carries forward without change to prior guidance for share-based payments for transactions with non-employees.

SFAS 123(R) eliminates the intrinsic value measurement objective in APB Opinion 25 and generally requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires grant date fair value to be estimated using either an option-pricing model which is consistent with the terms of the award or a market observed price, if such a price exists. Such cost must be recognized over the period during which an employee is required to provide service in exchange for the award (which is usually the vesting period). The standard also requires the Company to estimate the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur.

The Company adopted SFAS 123(R) on January 1, 2006. The Company has elected to use the “modified prospective method.” Under the modified prospective method, the Company must recognize compensation cost for all awards granted after the Company adopts the standard and for the unvested portion of previously granted awards that are outstanding on that date. See Note 5 – Stock Based Compensation.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(Unaudited)

SFAS No. 151, Inventory Costs - In November 2005, the FASB issued SFAS No. 151, Inventory Costs an amendment of ARB No. 43, Chapter 4, which amends Chapter 4 of ARB No. 43 that deals with inventory pricing. The statement clarifies the accounting for abnormal amounts of idle facility expenses, freight, handling costs, and spoilage. Under previous guidance, paragraph 5 of ARB No. 43, chapter 4, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs might be considered to be so abnormal, under certain circumstances, as to require treatment as current period charges. This statement eliminates the criterion of “so abnormal” and requires that those items be recognized as current period charges. This statement is effective January 1, 2006 and there was no impact from the adoption of this Standard on the Company’s financial position, results of operations or cash flows.

SFAS No. 153, Exchange of Non-Monetary Assets - In December 2005, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets an amendment of APB No. 29 (“Opinion 29”). This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective January 1, 2006 and there was no impact from the adoption of this Standard on the Company’s financial position, results of operations or cash flows.

FASB Statement No. 154, Accounting Changes and Error Corrections – In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections (“Statement 154”). Statement 154 requires companies to recognize changes in accounting principles, including changes required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods’ financial statements. This statement is effective January 1, 2006 and there was no impact from the adoption of this Standard on the Company’s financial position or results of operations.

5.	STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted SFAS 123(R). Prior to the adoption of SFAS 123(R), the Company had adopted the disclosure-only provisions of SFAS No. 123 Accounting for Stock-Based Compensation and continued to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation cost has been recognized for the Company’s stock-based plans prior to January 1, 2006.

Stock options are granted under the Company’s long-term incentive plan and have an exercise price that may not be less than the fair market value of the underlying shares on the date of grant. In general, stock options granted will become exercisable over a period determined by our Compensation Committee. In addition, stock options will become exercisable upon a change in control, unless provided otherwise by the Compensation Committee.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(Unaudited)

During the three months ended March 31, 2006, the Company granted 100,000 stock options to purchase an equal number of common shares at an exercise price of $6.20 per share to a newly appointed director. The options were vested on the date of the grant and have a term of five years. No options were granted to employees during the three months ended March 31, 2006.

For the three months ended March 31, 2006 the Company recognized non-cash compensation expense of $0.3 million, (or $0.01 per basic and diluted share), related to stock options granted and stock options which vested during the period, net of anticipated forfeitures. This amount was recorded as general and administrative expense. Because the Company does not pay significant United States taxes, no amounts were recorded for tax benefits related to excess stock based compensation deductions. The valuation of the options on the date of grant is based upon a Black Scholes model assuming expected volatility ranging from 56% to 62% depending on the date of issue, risk-free interest rate of 5.5%, expected life of options of two and one half to five years and expected dividend yield of 0%.

A summary of the unit option activity for the three months ended March 31, 2006 is provided below:

	Number of Units Underlying Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of period	4,340	$2.24	3.09	19.6
Granted	100	6.20	2.43	0.2
Exercised	(351)	1.23	2.04	1.9
Forfeited	(146)	3.85	3.79	(0.4)

Outstanding at end of period	3,943	2.38	2.90	17.5

Exercisable at end of period	3,544	$2.19	2.79	16.2

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option. As of March 31, 2006, unrecognized compensation costs totaled $0.4 million. The expense is expected to be recognized over a weighted average period of 0.8 years. The total fair value of stock options vested during the three months ended March 31, 2006 was approximately $1.1 million.

Prior to January 1, 2006, had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the optional method prescribed by SFAS No. 123, the Company’s net income and net income per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

Quarter Ended March 31,
in thousands, expect per share	2005
Net income as reported	$7,262
Deduct: Total stock based compensation expense	1,675

Proforma net income	$5,587

Basic earnings per share
As reported	$0.20
Pro forma	$0.15

Diluted earnings per share
As reported	$0.12
Pro forma	$0.10

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(Unaudited)

The total stock based compensation expense was determined under the fair value based method for all awards, net of related tax effects. The effects of applying SFAS No. 123 in the disclosure may not be indicative of future amounts as additional awards in future years are anticipated. The valuation of the options is based upon a Black Scholes model assuming expected volatility ranging from 52% to 62%, risk-free interest rate of 5.5%, expected life of options of 3 to 10 years, depending upon the award and expected dividend yield of 0%.

6.	SUSPENDED WELL COSTS

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

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(Unaudited)

The Company had $6.5 million of suspended well costs associated with exploration wells at the Avouma discovery ($3.9 million) and the Ebouri discovery ($2.6 million) in Gabon at March 31, 2006 being carried as work in progress. In February 2005, the Company received approval to declare the Avouma reserves commercial from the Gabon government and in April 2005 the Gabon government approved a joint development plan for the Avouma/South Tchibala discoveries, and assigned a twenty year development area. Construction of the platform facilities to develop the Avouma/South Tchibala discovery is ongoing with first production anticipated by year end 2006.

For the Ebouri discovery, the Company acquired new seismic over the discovery in January 2005 and completed processing of the seismic in December 2005. Based on the results of the seismic, the Company sought and received government approval of commerciality of the discovery in February 2006. The Company intends to file for a development area and submit a development plan in 2006.

7.	GUARANTEES

In connection with the charter of a Floating Production, Storage and Offloading vessel (“FPSO”) for the Etame field, the Company as operator of the Etame field guaranteed the charter payments through September 2010. The charter continues for two years beyond that period unless one year’s prior notice is given to the owner of the FPSO. The Company obtained several guarantees from its partners for their share of the charter payment. The Company’s share of the charter payment is 28.1%. The Company believes the need for performance under the charter guarantee is remote. The estimated obligations for the annual charter payment and the Company’s share of the charter payments for the next five years are as follows:

Year	Full Charter Payment in thousands	Company Share in thousands
2006	$13,032	$3,659
2007	$17,112	$4,804
2008	$15,759	$4,424
2009	$16,124	$4,527
2010	$12,267	$3,444

The Company has recorded a liability of $0.5 million at March 31, 2006 representing the guarantee’s fair value.

In addition to the charter payment liability, the Company has operating lease obligations for rentals as follows: (in thousands)

2006	2007	2008	2009	2010	Total
1,703	479	285	175	153	2,795

8.	DISCONTINUED OPERATIONS

On April 30, 2004, the Company closed the sale of all of its assets associated with Service Contract 6 and Service Contract 14 in the Philippines. Terms of the sale included the

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(Unaudited)

assumption by the partners of the Company’s entire share of any abandonment, environmental or other liabilities associated with the Service Contracts. The Company has reclassified earnings to break out the results of discontinued operations for prior periods in its financial statements. In the three months ended March 31, 2006 the company accrued $700,000 to settle branch profits remittances taxes in the Philippines associated with the closure of the branches which operated the former Philippines assets.

Income/(loss) from discontinued operations	Three months ended March 31, in thousands
	2006	2005
Operating costs and expenses:
General and administrative expenses	18	5

Total operating costs and expenses	18	5

Other revenues (expenses):
Interest income	3	—
Other income (expenses) – net	—	13

Income/(loss) from discontinued operations before income taxes	(15)	13
Income tax expense (credit)	700	—

Income/(loss) from discontinued operations	$(715)	$8

9.	EQUITY TRANSACTIONS

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

During the quarter ended March 31, 2006, employees and contractors exercised options to receive 351,030 shares of common stock resulting in net proceeds to the Company of $432,400. During the quarter ended March 31, 2005, employees and contractors exercised options to receive 199,133 shares of common stock resulting in net proceeds to the Company of $145,000.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(Unaudited)

10.	LONG TERM DEBT

In June 2005, the Company executed a loan agreement for a $30.0 million revolving credit facility secured by the assets of the Company’s Gabon subsidiary. The facility will be utilized to finance a portion of the Avouma and Ebouri field development activities. The facility extends through June 2008 at which point it can be extended, or converted to a term loan. This facility became effective during the first quarter of 2006. Under the loan agreements, the International Finance Corporation (“IFC”) holds a pledge of the Company’s interest in the Etame Block, and pledge of the shares of VAALCO Gabon (Etame), Inc. the subsidiary which owns the Company’s interest in the Etame Block. The IFC also has a security interest in any crude oil sales contract the Company enters into for the sale of Etame crude oil. This facility replaced an existing term credit facility, the $1.5 million balance of which was repaid on February 15, 2006 in connection with a $5.0 million borrowing from this revolving facility. The Company incurred a charge of $0.2 million to write off capitalized finance charges associated with the early repayment of the term credit facility in the first quarter of 2006.

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

INTRODUCTION

The Company operates the Etame field on behalf of a consortium of five companies offshore of the Republic of Gabon. The field produces from four subsea wells into a 1.1 million barrel FPSO vessel. During the three months ended March 31, 2006, the Etame field produced 1.6 million barrels (0.45 million net to the Company). The Etame field currently produces at approximately 18,000 BOPD (5,000 BOPD net to the Company). The Company sells its Gabon production to the trading company Trafigura Beheer B.V. (“Trafigura”) at spot market prices.

The Etame field is located within the Etame Production Sharing Contract area (the “Etame Block”) which is comprised of approximately 750,000 acres all offshore Gabon. The Etame Block contains two additional discoveries, the Avouma discovery and the Ebouri discovery. The Avouma discovery is under development, with a platform due to be installed later this year and first production anticipated by year end 2006. In February 2006, the Company received approval from the Gabon government to declare the Ebouri discovery commercial. The Company is currently preparing a development plan for Ebouri.

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

VAALCO ENERGY, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

Cash Flows

Net cash provided by operating activities for the three months ended March 31, 2006 was $8.0 million, as compared to $5.8 million provided by operations for the three months ended March 31, 2005. In 2006, net cash provided by operating activities included net income of $11.0 million, non-cash depreciation, depletion and amortization of $1.8 million, add back of amortization of debt issuance costs of $0.3 million, add back of non cash stock based compensation of $0.3 million, add back of exploration expense of $0.3 million, add back of minority interest of $1.4 million and cash used for working capital of $7.2 million. Net funds provided by operations in 2005 included net income of $7.3 million, non-cash depreciation, depletion and amortization of $1.6 million, minority interest add back of $0.9 million and cash used for working capital of $4.1 million.

Net cash used in investing activities for the three months ended March 31, 2006 was $2.5 million, as compared to net cash used in investing activities of $0.6 million for the three months ended March 31, 2005. In the three months ended March 31, 2006, the Company continued to spend funds on the construction of the Avouma platform. The Company also had $1.1 million of funds in escrow released associated with the pay off of the previous term loan with the IFC. In the three months ended March 31, 2005, the Company invested funds to upgrade the gas lift compressor on the FPSO and to purchase casing for the Etame-6H development well.

Net cash provided by financing activities in the three months ended March 31, 2006 was $3.7 million consisting of $3.5 million of net borrowings and $0.5 million of proceeds from the issuance of common stock offset by $0.3 million of capitalized debt issuance costs. In the three months ended March 31, 2005, net cash used in financing activities was $0.7 million consisting of $0.8 million of debt reduction and $0.1 million of capitalized debt amortization costs, offset by $0.1 million of proceeds from the issuance of common stock. At March 31, 2006, the Company had approximately $1.0 million of capitalized debt financing costs on the books associated with the $30 million revolver.

Capital Expenditures

During the three months ended March 31, 2006, the Company incurred $3.4 million of capital expenditures, primarily associated with the construction of the Avouma development platform. During the remainder of 2006, the Company anticipates completing and installing the Avouma platform and drilling two development wells. Total capital expenditures for the remainder of 2006 are anticipated to be $24.3 million.

Historically, the Company’s primary sources of capital have been cash flows from operations, private sales of equity, borrowings and purchase money debt. At March 31, 2006, the Company had cash of $53.0 million. The Company believes that this cash combined with cash flow from operations will be sufficient to fund the Company’s remaining 2006 capital expenditure budget, required debt service payments and additional investments in working capital resulting from potential growth. As operator of the Etame field, the Company enters into project related activities on behalf of its working interest partners. The Company generally obtains advances from it partners prior to significant funding commitments.

VAALCO ENERGY, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In June 2005, the Company executed a loan agreement for a $30.0 million revolving credit facility secured by the assets of the Company’s Gabon subsidiary. The facility will be utilized to finance a portion of the Avouma and Ebouri field development activities. The facility extends through June 2008 at which point it can be extended, or converted to a term loan. This facility became effective during the first quarter of 2006. Under the loan agreements, the IFC holds a pledge of the Company’s interest in the Etame Block, and pledge of the shares of VAALCO Gabon (Etame), Inc. the subsidiary which owns the Company’s interest in the Etame Block. The IFC also has a security interest in any crude oil sales contract the Company enters into for the sale of Etame crude oil. This facility replaced an existing term credit facility, the $1.5 million balance of which was repaid on February 15, 2006 in connection with a $5.0 million borrowing from this revolving facility. The Company incurred a charge of $0.2 million to write off capitalized finance charges associated with the early repayment of the term credit facility in the first quarter of 2006.

Substantially all of the Company’s crude oil and gas is sold at the well head at posted or index prices under short-term contracts. In Gabon, the Company markets its crude oil under and agreement with Trafigura. While the loss of Trafigura as a buyer might have a material adverse effect on the Company in the near term, management believes that the Company would be able to obtain other customers for its crude oil.

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

The Company had $6.5 million of suspended well costs associated with exploration wells at Avouma ($3.9 million) and Ebouri ($2.6 million) in Gabon at March 31, 2006 being carried as work in progress. In February 2005, the Company received approval to declare the Avouma reserves commercial from the Gabon government. In April 2005, the Gabon government approved a joint development plan for the Avouma/South Tchibala discoveries, and assigned a twenty year development area. Construction of the platform facilities to develop Avouma/South Tchibala is ongoing with first production anticipated by year end 2006.

For the Ebouri discovery, the Company acquired new seismic in January 2005 and completed processing of the seismic in December 2005. Based on the results of the seismic, the Company sought and received government approval of commerciality of the discovery in February 2006. The Company intends to file for a development area and submit a development plan in 2006.

VAALCO ENERGY, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Contractual Obligations

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

VAALCO ENERGY, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended March 31, 2006 compared to three months ended March 31, 2005

Revenues

Total revenues were $31.2 million for the three months ended March 31, 2006 compared to $23.1 million for the comparable period in 2005. The Company sold approximately 510,000 net barrels of oil equivalent at an average price of $60.93 in three months ended March 31, 2006. In the three months ended March 31, 2005, the Company sold approximately 519,000 barrels of oil equivalent at an average price of $44.58 per barrel. The Etame field is producing at approximately 18,000 BOPD compared to approximately 19,000 BOPD at this time last year. Crude oil sales are a function of the number and size of crude oil liftings in each quarter from the FPSO and thus crude oil sales do not always coincide with volumes produced in any given quarter.

Operating Costs and Expenses

Total production expenses for the three months ended March 31, 2006 were $3.3 million compared to $3.1 million in the three months ended March 31, 2005. The Company matches production expenses with crude oil sales. Any production expenses associated with unsold crude oil inventory are capitalized. Expenses in the three months ended March 31, 2006 were higher due in part to higher costs of boat rentals and due to higher FPSO costs.

Exploration expense was $0.3 million for the three months ended March 31, 2006 compared to $0.1 million in the comparable period in 2005. Exploration expense for the three months ended March 31, 2006 included $0.2 million associated with activity on the Mutamba Iroru block. For the Etame Block, exploration expense in both periods was $0.1 million associated with seismic interpretation activity on the block.

Depreciation, depletion and amortization expenses were $1.8 million in the three months ended March 31, 2006 compared to $1.6 million in the three months ended March 31, 2005. The deprecation, depletion and amortization expenses during the three months ended March 31, 2006 reflect the effects of the increase in amortizable costs due to the addition of the Etame 6H. General and administrative expenses for the three months ended March 31, 2006 and 2005 were $0.7 million and $0.5 million for each period, respectively. During the three months ended March 31, 2006, the Company incurred $0.3 million of stock based compensation expense after adopting SFAS 123(R). In both periods the Company benefited from overhead reimbursement associated with production and development operations on the Etame Block.

Other Income (Expense)

Interest income received on amounts on deposit was $0.5 million in the three months ended March 31, 2006 compared to $0.2 million in the three months ended March 31, 2005. The increase in interest income received on amounts on deposit reflects higher cash balances and higher interest rates in 2006. Interest expense and financing charges for the IFC loan was $0.3 million

VAALCO ENERGY, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

for the three months ended March 31, 2006 compared to $0.1 million for the three months ended March 31, 2005. During the three months ended March 31, 2006, the Company incurred a $0.2 million charge to write off unamortized financing charges due to the early repayment of the IFC term loan.

Income Taxes

Income taxes amounted to $12.1 million and $9.9 million for the three months ended March 31, 2006 and 2005, respectively. In the three months ended March 31, 2006, income taxes included $12.1 million paid in Gabon. In the three months ended March 31, 2005, the income taxes were all paid in Gabon. The higher income taxes paid in Gabon in 2006 was due higher oil prices.

Discontinued Operations

Expense from discontinued operations in the Philippines in the three months ended March 31, 2006 was $0.7 million compared to income of $8 thousand in the three months ended March 31, 2005. The $0.7 million of expense in the three months ended March 31, 2006 consisted of accrued amounts to settle branch profits remittances taxes in the Philippines associated with the closure of the branches which operated the former Philippines assets of the Company.

Minority Interest

The Company incurred $1.4 million and $0.9 million in minority interest charges in the three months ended March 31, 2006 and March 31, 2005 respectively. These minority interest charges were associated with VAALCO Energy (International), Inc., a subsidiary that is 90.01% owned by the Company.

Net Income

Net income for the three months ended March 31, 2006 was $11.0 million, compared to net income of $7.3 million for the same period in 2005. With comparable oil sales in the two periods, the higher income in the three months ended March 31, 2006 compared to the three months ended March 31, 2005 was primarily due to higher oil prices.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s results of operations are dependent upon the difference between prices received for its oil and gas production and the costs to find and produce such oil and gas. Oil and gas prices have been and are expected in the future to be volatile and subject to fluctuations based on a number of factors beyond the control of the Company. The Company does not presently have any active hedges in place, but may do so in the future.

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

We have no material changes to the disclosure on this matter in our annual report on Form 10-K/A for the year ended December 31, 2005.

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

Dated: May 9, 2006

EXHIBIT INDEX

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