Form 10-Q
period 2006-06-30
VAALCO ENERGY INC /DE/
filed 2006-08-09
CIK 894627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “large accelerated filer and accelerated filer” in Rule 12b-2 of the Exchange Act (Check one) Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒.

As of June 30, 2006, there were outstanding 58,358,314 shares of common stock, $0.10 par value per share, of the registrant.

VAALCO ENERGY, INC. AND SUBSIDIARIES

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands of dollars, except number of shares and par value amounts)

	June 30, 2006	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$65,955	$43,880
Funds in escrow	—	1,130
Receivables:
Trade	15,077	6,453
Accounts with partners	2,322	2,255
Other	690	1,234
Crude oil inventory	222	518
Materials and supplies	329	290
Prepayments and other	837	2,185

Total current assets	85,432	57,945

Property and equipment - successful efforts method:
Wells, platforms and other production facilities	44,018	43,805
Work in progress	17,951	10,832
Equipment and other	3,128	1,783

	65,097	56,420
Accumulated depreciation, depletion and amortization	(22,438)	(19,222)

Net property and equipment	42,659	37,198

Other assets:
Deferred tax asset	1,257	1,257
Funds in escrow	831	820
Other long term assets	810	942

TOTAL	$130,989	$98,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$11,632	$8,555
Current liabilities of discontinued operations	1,080	391

Total current liabilities	12,712	8,946

Long term debt	5,000	1,500
Asset retirement obligations	3,649	3,615

Total liabilities	21,361	14,061

Commitments and contingencies
Minority interest in consolidated subsidiaries	7,548	5,786

Stockholders’ equity:
Common stock, $0.10 par value, 100,000,000 authorized shares 59,418,656 and 58,314,792 shares issued with 1,060,342 in treasury at March 31, 2006 and December 31, 2005, respectively	5,942	5,831
Additional paid-in capital	46,852	44,662
Retained earnings	49,552	28,088
Less treasury stock, at cost	(266)	(266)

Total stockholders’ equity	102,080	78,315

TOTAL	$130,989	$98,162

See notes to consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED OPERATIONS

(Unaudited)

(in thousands of dollars, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues:
Oil and gas sales	$25,575	$16,599	$56,812	$39,743

Operating costs and expenses:
Production expenses	2,945	2,342	6,264	5,412
Exploration expense	712	2,302	964	2,451
Depreciation, depletion and amortization	1,451	1,320	3,298	2,907
General and administrative expenses	438	274	1,130	725

Total operating costs and expenses	5,546	6,238	11,656	11,495

Operating income	20,029	10,361	45,156	28,248

Other income (expense):
Interest income	689	240	1,174	400
Interest expense	(192)	(120)	(523)	(221)
Other, net	(17)	63	(57)	125

Total other income (expense)	480	183	594	304

Income from continuing operations before income taxes, minority interest and discontinued operations	20,509	10,544	45,750	28,552
Income tax expense	8,677	4,907	20,797	14,783

Income from continuing operations before minority interest and discontinued operations	11,832	5,637	24,953	13,769
Minority interest in earnings of subsidiaries	(1,329)	(640)	(2,760)	(1,518)
Discontinued operations: (Note 8)
(Loss)/Income from discontinued operations net of tax	(14)	1	(729)	9

Net income	$10,489	$4,998	$21,464	$12,260

Basic income per share from continuing operations	$0.18	$0.09	$0.38	$0.26
Loss from discontinued operations	—	—	(0.01)	—

Basic income per share	$0.18	$0.09	$0.37	$0.26

Diluted income per share from continuing operations	$0.17	$0.09	$0.37	$0.21
Loss from discontinued operations	—	—	(0.01)	—

Diluted income per share	$0.17	$0.09	$0.36	$0.21

Basic weighted shares outstanding	57,820	56,400	57,652	46,709

Diluted weighted average shares outstanding	60,378	58,072	60,195	58,188

See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

(in thousands of dollars)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$21,464	$12,260
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	3,298	2,907
Amortization of debt issuance costs	339	80
Exploration expense	964	2,451
Stock based compensation	452	—
Minority interest in earnings of subsidiary	2,760	1,518
Change in operating assets and liabilities:
Trade receivables	(8,624)	(7,191)
Accounts with partners	(67)	1,263
Other receivables	544	(252)
Crude oil inventory	296	251
Materials and supplies	(39)	43
Prepayments and other	1,348	(319)
Accounts payable and accrued liabilities	2,828	5,293
Accounts payable discontinued operations	(9)	(1,524)
Income taxes payable	700	240

Net cash provided by operating activities	26,254	17,020

CASH FLOWS FROM INVESTING ACTIVITIES

Funds in escrow, net	1,119	(13)
Exploration expense	(964)	(2,451)
Additions to property and equipment	(8,477)	(1,640)
Other	—	(1)

Net cash used in investing activities	(8,322)	(4,105)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from the issuance of common stock	1,787	537
Debt issuance costs capitalized	(207)	(201)
Borrowings	5,000	—
Debt repayment	(1,500)	(1,250)
Purchase of treasury shares	—	(65)
Distribution to minority interest	(999)	(999)
Other	62	—

Net cash provided by (used in) financing activities	4,143	(1,978)

NET CHANGE IN CASH AND CASH EQUIVALENTS	22,075	10,937
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	43,880	27,574

CASH AND CASH EQUIVALENTS AT END OF PERIOD	65,955	38,511

Supplemental disclosure of cash flow information
Income taxes paid	$20,797	$16,442

Interest paid	$92	$119

Supplemental disclosure of non cash flow information
Investment in property and equipment not paid	$832	$3,056

See notes to consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006

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

Diluted Shares consist of the following:

Item	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Basic weighted average common stock issued and outstanding	57,819,842	56,400,251	57,651,747	46,709,391
Preferred stock convertible to common stock	—	—	—	7,698,359
Dilutive warrants	—	—	—	1,968,553
Dilutive options	2,557,793	1,672,302	2,543,002	1,811,215

Total diluted shares	60,377,635	58,072,553	60,194,749	58,187,518

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006

(Unaudited)

3.	ASSET RETIREMENT OBLIGATION

The Company records the fair value of a liability for an asset retirement obligation (“ARO”) in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived asset. The Company records the systematic accretion and depreciation of future abandonment costs of tangible assets such as platforms, wells, service assets, pipelines, and other facilities. The fair value of the liability for an asset’s retirement obligation is recorded in the period in which it is incurred if a reasonable estimate of the fair value can be made and the corresponding cost is capitalized as part of the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. During the six months ending June 30, 2006 and 2005, the Company recognized accretion expense of $81,000 and $51,000 respectively, associated with continuing operations to reflect the fair value of the ARO. In the six months ended June 30, 2005, the Company recorded revisions to reflect increased estimated abandonment costs based on market conditions.

	2006	2005
Balance January 1,	$3,615	$1,330
Accretion Expense	81	51
Revisions	(46)	617

Balance June 30,	$3,650	$1,998

4.	RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 123(R), Share Based Payment - In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), Share-Based Payment, (“SFAS 123(R)”), which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS 123(R) focuses primarily on accounting for transactions with employees, and carries forward without change to prior guidance for share-based payments for transactions with non-employees.

SFAS 123(R) eliminates the intrinsic value measurement objective in Accounting Principles Board (“APB”) Opinion 25 and generally requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires grant date fair value to be estimated using either an option-pricing model which is consistent with the terms of the award or a market observed price, if such a price exists. Such cost must be recognized over the period during which an employee is required to provide service in exchange for the award (which is usually the vesting period). The standard also requires the Company to estimate the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur.

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

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006

(Unaudited)

SFAS No. 151, Inventory Costs - In November 2005, the FASB issued SFAS No. 151, Inventory Costs an amendment of Accounting Research Board (“ARB”) No. 43, Chapter 4, which amends Chapter 4 of ARB No. 43 that deals with inventory pricing. The statement clarifies the accounting for abnormal amounts of idle facility expenses, freight, handling costs, and spoilage. Under previous guidance, paragraph 5 of ARB No. 43, Chapter 4, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs might be considered to be so abnormal, under certain circumstances, as to require treatment as current period charges. This statement eliminates the criterion of “so abnormal” and requires that those items be recognized as current period charges. This statement is effective January 1, 2006 and there was no impact from the adoption of this standard on the Company’s financial position, results of operations or cash flows.

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

FASB Statement No. 154, Accounting Changes and Error Corrections – In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections (“Statement 154”). Statement 154 requires companies to recognize changes in accounting principles, including changes required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods’ financial statements. This statement is effective January 1, 2006 and there was no impact from the adoption of Statement 154 on the Company’s financial position or results of operations.

FASB Statement No. 155, Accounting for Certain Hybrid Financial Instruments – In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), an amendment of FASB Statements No. 133 and No. 140. SFAS 155 amends SFAS 133, which required that a derivative embedded in a host contract that does not meet the definition of a derivative be accounted for separately under certain conditions. SFAS 155 amends SFAS 133 to narrow the scope exception to strips that represent rights to receive only a portion of the contractual interest cash flows or of the contractual principal cash flows of a specific debt instrument. In addition, SFAS 155 amends SFAS 140, which permitted a qualifying special-purpose entity to hold only a passive derivative financial instrument pertaining to beneficial interests issued or sold to parties other than the transferor. SFAS 155 amends SFAS 140 to allow a qualifying special purpose entity to hold a derivative instrument pertaining to beneficial interests that itself is a derivative

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006

(Unaudited)

financial instrument. SFAS 155 is effective for all financial instruments acquired or issued (or subject to a remeasurement event) following the start of an entity’s first fiscal year beginning after September 15, 2006. The Company will adopt SFAS 155 on January 1, 2007 and does not expect this standard to have a material impact, if any, on its combined financial statements.

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 - During July 2006, the FASB issued Financial Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes specific criteria for the financial statement recognition and measurement of the tax effects of a position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of previously recognized tax benefits, classification of tax liabilities on the balance sheet, recording interest and penalties on tax underpayments, accounting in interim periods, and disclosure requirements. FIN 48 is effective for fiscal periods beginning after December 15, 2006. The Company is currently assessing the impact, if any, that the adoption of FIN 48 will have on its financial statements.

5.	STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted SFAS 123(R). Prior to the adoption of SFAS 123(R), the Company had adopted the disclosure-only provisions of SFAS No. 123 Accounting for Stock-Based Compensation and continued to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation cost had been recognized for the Company’s stock-based plans prior to January 1, 2006.

Stock options are granted under the Company’s long-term incentive plan and have an exercise price that may not be less than the fair market value of the underlying shares on the date of grant. In general, stock options granted will become exercisable over a period determined by the Compensation Committee. In addition, stock options will become exercisable upon a change in control, unless provided otherwise by the Compensation Committee.

During the six months ended June 30, 2006, the Company granted 100,000 stock options to purchase an equal number of common shares at an exercise price of $6.20 per share to a newly appointed director. The options were vested on the date of the grant and have a term of five years. No options were granted to employees during the six months ended June 30, 2006.

For the three months and six months ended June 30, 2006, the Company recognized non-cash compensation expense of $0.1 million and $0.5 million, (or $0.00 and $.01 per basic and diluted share), related to stock options granted and stock options which vested during the period, net of anticipated forfeitures. This amount was recorded as general and administrative expense. Because the Company does not pay significant United States taxes, no amounts were recorded for tax benefits related to excess stock based compensation deductions. The valuation of the options on the date of grant is based upon a Black Scholes model assuming expected volatility ranging from 56% to 62% depending on the date of issue, risk-free interest rate of 5.5%, expected life of options of two and one half to five years and no expected dividend yield.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006

(Unaudited)

A summary of the unit option activity for the six months ended June 30, 2006 is provided below:

	Number of Units Underlying Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of period	4,340	$2.24	3.09	$33.4
Granted	100	6.20	2.31	0.4
Exercised	(1,104)	1.62	2.32	(8.9)
Forfeited	(138)	3.85	3.54	(0.8)

Outstanding at end of period	3,198	2.44	3.00	24.1

Exercisable at end of period	2,808	$2.30	2.89	$21.8

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option. As of June 30, 2006, unrecognized compensation costs totaled $0.3 million. The expense is expected to be recognized over a weighted average period of 0.5 years. The total fair value of stock options vested during the six months ended June 30, 2006 was approximately $1.1 million.

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

in thousands, expect per share	Period Ended June 30, 2005
	Three months	Six months
Net income as reported	$4,998	$12,260
Deduct: Total stock based compensation expense	634	2,309

Proforma net income	$4,364	$9,951

Basic earnings per share
As reported	$0.09	$0.26
Pro forma	$0.08	$0.21

Diluted earnings per share
As reported	$0.09	$0.21
Pro forma	$0.08	$0.17

The total stock based compensation expense was determined under the fair value based method for all awards, net of related tax effects. The effects of applying SFAS No. 123 in the disclosure may not be indicative of future amounts as additional awards in future years are

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006

(Unaudited)

anticipated. The valuation of the options is based upon a Black Scholes model assuming expected volatility ranging from 52% to 62%, risk-free interest rate of 5.5%, expected life of options of 2.5 to 10 years, depending upon the award and expected dividend yield of 0%.

6.	SUSPENDED WELL COSTS

FASB Statement No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies – On April 4, 2005, the FASB issued FASB Staff Position No. FAS 19-1 (“FSP FAS 19-1”), which addressed a discussion that was ongoing within the oil industry regarding capitalization of costs of drilling exploratory wells. Paragraph 19 of FASB Statement No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies (“FASB No. 19”), requires costs of drilling exploratory wells to be capitalized pending determination of whether the well has found proved reserves. If the well has found proved reserves, the capitalized costs become part of the entity’s wells, equipment, and facilities. If, however, the well has not found proved reserves, the capitalized costs of drilling the well are expensed. Questions arose about the application of this guidance due to changes in oil and gas exploration processes and lifecycles. The issue was whether there are circumstances that would permit the continued capitalization of exploratory well costs if reserves cannot be classified as proved within one year following the completion of drilling, other than when additional exploration wells are necessary to justify major capital expenditures and those wells are underway or firmly planned for the near future. FSP FAS 19-1 amends FASB No. 19 to allow for the continued capitalization of suspended well costs when the well has found a sufficient quantity of reserves to justify its completion as a producing well and the enterprise is making sufficient progress assessing the reserves and the economic and operating viability of the plan. The issuance of this amendment did not result in an adjustment to the Company suspended well costs.

The Company had $6.5 million of suspended well costs associated with exploration wells at the Avouma discovery ($3.9 million) and the Ebouri discovery ($2.6 million) in Gabon at June 30, 2006 being carried as work in progress. In February 2005, the Company received approval to declare the Avouma reserves commercial from the Gabon government and in April 2005 the Gabon government approved a joint development plan for the Avouma discovery, and assigned a twenty year development area. Construction of the platform facilities to develop the Avouma discovery is ongoing with first production anticipated by year end 2006.

For the Ebouri discovery, the Company acquired new seismic over the discovery in January 2005 and completed processing of the seismic in December 2005. Based on the results of the seismic, the Company sought and received government approval of commerciality of the discovery in February 2006. In June 2006, the Company applied for and received approval for a twenty year exploitation license encompassing the field. The Company has prepared a development plan and is awaiting partner approval prior to submitting the plan to the Gabon government. The Company expects to begin implementing the development plan in the fall of 2006, and depending on rig availability, could have the project on production by the end of 2007.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006

(Unaudited)

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

Year	Full Charter Payment in thousands	Company Share in thousands
2006	$8,720	$2,448
2007	$17,112	$4,804
2008	$15,759	$4,424
2009	$16,124	$4,527
2010	$12,267	$3,444

The Company has recorded a liability of $0.4 million at June 30, 2006 representing the guarantee’s fair value.

In addition to the charter payment liability, the Company has operating lease obligations for rentals as follows: (in thousands)

2006	2007	2008	2009	2010	Total
1,139	483	288	175	153	2,238

8.	DISCONTINUED OPERATIONS

On April 30, 2004, the Company closed the sale of all of its assets associated with Service Contract 6 and Service Contract 14 in the Philippines. Terms of the sale included the assumption by the partners of the Company’s entire share of any abandonment, environmental or other liabilities associated with the Service Contracts. The Company has reclassified earnings to break out the results of discontinued operations for prior periods in its financial statements. In the first quarter of 2006, the Company accrued $700,000 to settle branch profits remittances taxes in the Philippines associated with the closure of the branches which operated the former Philippines assets.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006

(Unaudited)

Income/(loss) from discontinued operations	Three Months ended June 30, in thousands		Six months ended June 30, in thousands
	2006	2005	2006	2005
Operating costs and expenses:
General and administrative expenses	18	—	36	5

Total operating costs and expenses	18	—	36	5

Other revenues (expenses):
Interest income	4	—	7	14
Other income (expenses) – net	—	1	—	—

Income/(loss) from discontinued operations before income taxes	(14)	1	(29)	9
Income tax expense	—	—	700	—

Income/(loss) from discontinued operations	$(14)	$1	$(729)	$9

9.	EQUITY TRANSACTIONS

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

Upon completion of the conversion of preferred stock and exercises of warrants, the Company has no preferred stock or warrants outstanding.

During the three months and six months ended June 30, 2006, employees and contractors exercised options to receive 752,833 and 1,103,864 shares of common stock, respectfully, resulting in net proceeds to the Company of $1,336,000 and $1,787,000, respectfully. During the three months and six months ended June 30, 2005, employees and contractors exercised options to receive 282,500 and 481,633 shares of common stock, respectively, resulting in net proceeds to the Company of $328,000 and $473,000, respectively.

10.	LONG TERM DEBT

In June 2005, the Company executed a loan agreement for a $30.0 million revolving credit facility secured by the assets of the Company’s Gabon subsidiary. The facility will be utilized to finance a portion of the Avouma and Ebouri discovery development activities.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006

(Unaudited)

The revolving credit facility extends through June 2008 at which point it can be extended, or converted to a term loan. This revolving credit facility became effective during the first quarter of 2006. Under the revolving credit facility, the International Finance Corporation (“IFC”) holds a pledge of the Company’s interest in the Etame Block and a pledge of the shares of VAALCO Gabon (Etame), Inc., the subsidiary which owns the Company’s interest in the Etame Block. The IFC also has a security interest in any crude oil sales contract the Company enters into for the sale of crude oil from the Etame Block. The revolving credit facility replaced an existing term credit facility, which had a remaining balance of $1.5 million that was repaid on February 15, 2006 in connection with a $5.0 million borrowing from this new revolving credit facility. The Company incurred a charge of $0.2 million to write off capitalized finance charges associated with the early repayment of the term credit facility in the first quarter of 2006.

11.	INCOME TAXES

On May 18, 2006, the State of Texas enacted House Bill 3, which replaces the State’s current franchise tax with a “margin tax.” The effective date of House Bill 3 is January 1, 2008. For the Company, the margin tax will be assessed at 1% of Texas-sourced taxable margin. The taxable margin is computed as the lesser of (1) 70% of total revenue or (2) total revenue less (a) cost of goods sold or (b) compensation. Since most of the Company’s margin is not Texas-sourced, the impact of the legislative change is not material for the quarter ended June 30, 2006 and is not expected to have a material financial impact on an ongoing basis.

VAALCO ENERGY, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report includes “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements other than statements of historical fact included in this report (and the exhibits hereto), including without limitation, statements regarding the Company’s financial position and estimated quantities and net present values of reserves, and statements proceed by, followed by or that otherwise include the word “believes,” “expects,” “anticipates,” “intends,” “projects,” “target,” “goal,” “objective,” “should,” or similar expressions or variations of such expressions are forward looking statements. The Company can give no assurances that the assumptions upon which such statements are based will prove to have been correct. Important factors that could cause actual results to differ materially from the Company’s expectations (“Cautionary Statements”) include volatility of oil and gas prices, future production costs, future production quantities, operating hazards, weather, and statements set forth in the “Risk Factors” section included in the Company’s Forms 10-K1A, which are herein incorporated by reference. All subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified by the Cautionary Statements.

INTRODUCTION

The Company operates the Etame field on behalf of a consortium of five companies offshore of the Republic of Gabon. The field produces from four subsea wells into a 1.1 million barrel FPSO vessel. During the six months ended June 30, 2006, the Etame field produced 3.2 million barrels (0.9 million barrels net to the Company). The Etame field currently produces at approximately 18,000 BOPD (5,000 BOPD net to the Company). The Company sells its Gabon production to the trading company Trafigura Beheer B.V. (“Trafigura”) at spot market prices.

The Etame Production Sharing Contract area (the “Etame Block”) which is comprised of approximately 750,000 acres all of which is offshore Gabon contains the Etame field, the Avouma discovery and the Ebouri discovery. The Avouma discovery is under development, with a platform and pipeline currently being installed with first production anticipated by year end 2006. In February 2006, the Company received approval from the Gabon government to declare the Ebouri discovery commercial. In June 2006, the Company applied for and received approval for a twenty year exploitation license encompassing the Ebouri discovery. The Company has prepared a development plan and is awaiting partner approval prior to submitting the plan to the Gabon government. The Company expects to begin implementing the development plan in the fall of 2006, and depending on rig availability, could have the project online by the end of 2007.

In November 2005, the Company signed a production sharing contract for the Mutamba Iroru block onshore Gabon. The five-year contract awards the Company exploration rights to approximately 270,000 acres along the central coast of Gabon. The Company is currently gathering data from past operators of the area for interpretation and prospect delineation.

In May of 2006 the Company was notified by the Angolan government that is was the successful bidder for a 40% working interest in the 1.4 million acre Block 5 offered offshore Angola. The Company has negotiated a Production Sharing Agreement with the government which is awaiting approval by presidential decree. If the Production Sharing Agreement is approved, the Company will pay a $10.5 million dollar signature bonus for its interest, and be required to pay its share to acquire and process 1,000 square kilometers of 3-D seismic data on the block, and to drill two exploration wells during a four year period commencing from the date of execution of the Production Sharing Agreement

VAALCO ENERGY, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

Cash Flows

Net cash provided by operating activities for the six months ended June 30, 2006 was $26.3 million, as compared to $17.0 million provided by operations for the six months ended June 30, 2005. In 2006, net cash provided by operating activities included net income of $21.5 million, depreciation, depletion and amortization of $3.3 million, amortization of debt issuance costs of $0.3 million, stock based compensation of $0.5 million, exploration expense of $1.0 million, minority interest of $2.7 million and cash used for working capital of $3.0 million. Net funds provided by operations in 2005 included net income of $12.3 million, non-cash depreciation, depletion and amortization of $2.9 million, add back of $0.1 million of amortization of debt issuance costs, add back of $2.5 million of exploration expense, minority interest of $1.5 million and cash used for working capital of $2.2 million.

Net cash used in investing activities for the six months ended June 30, 2006 was $8.3 million, as compared to net cash used in investing activities of $4.1 million for the six months ended June 30, 2005. In the six months ended June 30, 2006, the Company continued to spend funds on the construction of the Avouma platform. The Company also had $1.1 million of funds associated with the pay off of the previous term loan with the IFC released from escrow. In the six months ended June 30, 2005, the Company invested funds to upgrade the gas lift compressor on the FPSO and commenced drilling of the Etame-6H development well.

Net cash provided by financing activities in the six months ended June 30, 2006 was $4.1 million, consisting of $3.5 million of net borrowings and $1.8 million of proceeds from the issuance of common stock, which was partially offset by $0.2 million of capitalized debt issuance costs and $1.0 million distributed to a minority interest holder. In the six months ended June 30, 2005, net cash used in financing activities was $1.9 million, consisting of $1.3 million of debt reduction and $1.0 million distributed to a minority interest holder, which was partially offset by $0.5 million of proceeds from the issuance of common stock. At June 30, 2006, the Company had approximately $0.8 million of capitalized debt financing costs on the books associated with the $30 million revolving credit facility.

Capital Expenditures

During the six months ended June 30, 2006, the Company incurred $8.5 million of capital expenditures, primarily associated with the construction of the Avouma development platform. During the remainder of 2006, the Company anticipates completing and installing the Avouma platform and drilling two development wells. Total capital expenditures for the remainder of 2006 are anticipated to be $24.2 million.

Historically, the Company’s primary sources of capital has been cash flows from operations, private sales of equity, borrowings and purchase money debt. At June 30, 2006, the Company had cash of $66.0 million. The Company believes that this cash combined with cash flow from operations will be sufficient to fund the Company’s remaining 2006 capital expenditure budget, required debt service payments and additional investments in working capital resulting from

VAALCO ENERGY, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

potential growth. As operator of the Etame field, the Company enters into project related activities on behalf of its working interest partners. The Company generally obtains advances from it partners prior to significant funding commitments.

In June 2005, the Company executed a loan agreement for a $30.0 million revolving credit facility secured by the assets of the Company’s Gabon subsidiary. The facility will be utilized to finance a portion of the Avouma and Ebouri field development activities. The facility extends through June 2008 at which point it can be extended, or converted to a term loan. This facility became effective during the first quarter of 2006. Under the revolving credit facility, the IFC holds a pledge of the Company’s interest in the Etame Block, and pledge of the shares of VAALCO Gabon (Etame), Inc. the subsidiary which owns the Company’s interest in the Etame Block. The IFC also has a security interest in any crude oil sales contract the Company enters into for the sale of crude oil from the Etame Block. This revolving credit facility replaced an existing term credit facility, which had a remaining balance of $1.5 million balance that was repaid on February 15, 2006 in connection with a $5.0 million borrowing from the revolving credit facility. The Company incurred a charge of $0.2 million to write off capitalized finance charges associated with the early repayment of the term credit facility in the first quarter of 2006.

Substantially all of the Company’s crude oil and gas is sold at the well head at posted or index prices under short-term contracts. In Gabon, the Company markets its crude oil under an agreement with Trafigura. While the loss of Trafigura as a buyer might have a material adverse effect on the Company in the near term, management believes that the Company would be able to obtain other customers for its crude oil.

Domestically, the Company produces from wells in Brazos County, Frio County and Dimmit County, Texas. Domestic production is sold via separate contracts for oil and gas. The Company has access to several alternative buyers for oil and gas sales domestically.

Oil and Gas Exploration Costs

The Company uses the “successful efforts” method of accounting for its oil and gas exploration and development costs. All expenditures related to exploration, with the exception of costs of drilling exploratory wells are charged as an expense when incurred. The costs of exploratory wells are capitalized pending determination of whether commercially producible oil and gas reserves have been discovered. If the determination is made that a well did not encounter potentially economic oil and gas quantities, the well costs are charged as an expense.

The Company had $6.5 million of suspended well costs associated with exploration wells at Avouma ($3.9 million) and Ebouri ($2.6 million) in Gabon at June 30, 2006, which were being carried as work in progress. In February 2005, the Company received approval to declare the Avouma reserves commercial from the Gabon government. In April 2005, the Gabon government approved a joint development plan for the Avouma discovery, and assigned a twenty year development area. Construction of the platform facilities to develop Avouma is ongoing with first production anticipated by year end 2006.

For the Ebouri discovery, the Company acquired new seismic in January 2005 and completed processing of the seismic in December 2005. Based on the results of the seismic, the Company

VAALCO ENERGY, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

sought and received government approval of commerciality of the discovery in February 2006. In June 2006, the Company applied for and received approval for a twenty-year exploitation license encompassing the Ebouri discovery. The Company has prepared a development plan and is awaiting partner approval prior to submitting the plan to the Gabon government. The Company expects to begin implementing the development plan in the fall of 2006, and depending on rig availability, could have the project online by the end of 2007.

Contractual Obligations

In January 2006, the consortium elected to extend the production sharing contract for the Etame Block for an additional five-year term commencing July 2006. The extension consists of a three-year and a two-year follow-on term. The first term carries a minimum work obligation of one exploration well for a minimum $7.0 million exploration expenditure commitment ($2.1 million net to the Company). An additional exploration well is required during the optional two-year extension.

In November 2005, the Company signed a production sharing contract for the Mutamba Iroru block onshore Gabon. The five-year contract awards the Company exploration rights along the central coast of Gabon. During the first three years of the contract the Company is require to drill one exploration well and expend a minimum of $4.0 million. During the optional two-year extension to the contract, the Company is required to acquire specified levels of seismic data, drill one exploration well and expend a minimum of $5.0 million. The Company is currently gathering data from past operators of the area for interpretation and prospect delineation.

VAALCO ENERGY, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended June 30, 2006 compared to three months ended June 30, 2005

Revenues

Total revenues were $25.6 million for the three months ended June 30, 2006 compared to $16.6 million for the comparable period in 2005. The Company sold approximately 374,000 net barrels of oil equivalent at an average price of $68.47 in three months ended June 30, 2006. In the three months ended June 30, 2005, the Company sold approximately 339,000 barrels of oil equivalent at an average price of $48.31 per barrel. The Etame field is producing at approximately 18,000 BOPD compared to approximately 18,000 BOPD at this time last year. Crude oil sales are a function of the number and size of crude oil liftings in each quarter from the FPSO and thus crude oil sales do not always coincide with volumes produced in any given quarter.

Operating Costs and Expenses

Total production expenses for the three months ended June 30, 2006 were $2.9 million compared to $2.3 million in the three months ended June 30, 2005. The Company matches production expenses with crude oil sales. Any production expenses associated with unsold crude oil inventory are capitalized. Expenses in the three months ended June 30, 2006 were higher due in part to higher costs of boat rentals and due to higher FPSO costs.

Exploration expense was $0.7 million for the three months ended June 30, 2006 compared to $2.3 million in the comparable period in 2005. Exploration expense for the three months ended June 30, 2006 included $0.2 million associated with activity on the Mutamba Iroru block and approximately $0.5 million associated with North Sea exploration activities, primarily consisting of seismic data acquisition and processing. In 2005, $2.2 million of the exploration expense was associated with the Avouma South well on the Etame block, which was unsuccessful.

Depreciation, depletion and amortization expenses were $1.5 million in the three months ended June 30, 2006 compared to $1.3 million in the three months ended June 30, 2005. The higher depreciation, depletion and amortization expenses during the three months ended June 30, 2006 compared to the three months ended June 30, 2005 is primarily due to the higher volume of crude oil sold in the 2006 period. General and administrative expenses for the three months ended June 30, 2006 and 2005 were $0.4 million and $0.3 million for each period, respectively. During the three months ended June 30, 2006, the Company incurred $0.1 million of stock based compensation expense after adopting SFAS 123(R). In both periods, the Company benefited from overhead reimbursement associated with production and development operations on the Etame Block.

Other Income (Expense)

Interest income received on amounts on deposit was $0.7 million in the three months ended June 30, 2006 compared to $0.2 million in the three months ended June 30, 2005. The increase in

VAALCO ENERGY, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

interest income received on amounts on deposit reflects higher cash balances and higher interest rates in 2006. Interest expense and financing charges for the IFC loan was $0.2 million for the three months ended June 30, 2006 compared to $0.1 million for the three months ended June 30, 2005. This increase in interest expense and financing charges is primarily due to higher loan balances in the three months ended June 30, 2006.

Income Taxes

Income taxes amounted to $8.7 million and $4.9 million for the three months ended June 30, 2006 and 2005, respectively. In the three months ended June 30, 2006 and in the three months ended June 30, 2005, the income taxes were all paid in Gabon. The higher income taxes paid in Gabon in 2006 were due higher oil volumes and prices.

Discontinued Operations

Expense from discontinued operations in the Philippines in the three months ended June 30, 2006 was $14,000 compared to income of $1,000 in the three months ended June 30, 2005.

Minority Interest

The Company incurred $1.3 million and $0.6 million in minority interest charges in the three months ended June 30, 2006 and 2005, respectively. These minority interest charges were associated with VAALCO Energy (International), Inc., a subsidiary that is 90.01% owned by the Company.

Net Income

Net income for the three months ended June 30, 2006 was $10.5 million, compared to net income of $5.0 million for the same period in 2005. Both higher oil prices and higher oil sales contributed to the higher income in the three months ended June 30, 2006.

Six months ended June 30, 2006 compared to six months ended June 30, 2005

Revenues

Total revenues were $56.8 million for the six months ended June 30, 2006 compared to $39.7 million for the comparable period in 2005. The Company sold approximately 886,000 net barrels of oil equivalent at an average price of $64.15 in six months ended June 30, 2006. In the six months ended June 30, 2005, the Company sold approximately 858,000 barrels of oil equivalent at an average price of $46.25 per barrel. Crude oil sales are a function of the number and size of crude oil liftings in each quarter from the FPSO and thus crude oil sales do not always coincide with volumes produced in any given quarter.

VAALCO ENERGY, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Costs and Expenses

Total production expenses for the six months ended June 30, 2006 were $6.3 million compared to $5.4 million in the six months ended June 30, 2005. The Company matches production expenses with crude oil sales. Any production expenses associated with unsold crude oil inventory are capitalized. Expenses in the six months ended June 30, 2006 were higher due in part to higher costs of boat rentals and due to higher FPSO costs.

Exploration expense was $1.0 million for the six months ended June 30, 2006 compared to $2.5 million in the comparable period in 2005. Exploration expense for the six months ended June 30, 2006 included $0.2 million associated with activity on the Mutamba Iroru block and approximately $0.5 million associated with North Sea exploration activities, primarily consisting of seismic data acquisition and processing. In 2005, $2.2 million of the exploration expense was associated with the Avouma South well on the Etame block, which was unsuccessful.

Depreciation, depletion and amortization expenses were $3.3 million in the six months ended June 30, 2006 compared to $2.9 million in the six months ended June 30, 2005. The depreciation, depletion and amortization expenses during the six months ended June 30, 2006 reflect the effects of the increase in amortizable costs due to the addition of the Etame-6H and higher volumes of crude oil sold. General and administrative expenses for the six months ended June 30, 2006 and 2005 were $1.1 million and $0.7 million for each period, respectively. During the six months ended June 30, 2006, the Company incurred $0.5 million of stock based compensation expense after adopting SFAS 123(R). In both periods, the Company benefited from overhead reimbursement associated with production and development operations on the Etame Block.

Other Income (Expense)

Interest income received on amounts on deposit was $1.2 million in the six months ended June 30, 2006 compared to $0.4 million in the six months ended June 30, 2005. The increase in interest income received on amounts on deposit reflects higher cash balances and higher interest rates in 2006. Interest expense and financing charges for the IFC loan was $0.5 million for the six months ended June 30, 2006 compared to $0.2 million for the six months ended June 30, 2005. During the six months ended June 30, 2006, the Company incurred a $0.2 million charge to write off unamortized financing charges due to the early repayment of the IFC term loan.

Income Taxes

Income taxes amounted to $20.8 million and $14.8 million for the six months ended June 30, 2006 and 2005, respectively. In the six months ended June 30, 2006 and 2005, the income taxes were all paid in Gabon. The higher income taxes paid in Gabon in 2006 were due higher oil prices and crude volumes sold.

VAALCO ENERGY, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discontinued Operations

Expense from discontinued operations in the Philippines in the six months ended June 30, 2006 was $0.7 million compared to income of $9,000 in the six months ended June 30, 2005. The $0.7 million of expense in the six months ended June 30, 2006 consisted primarily of accrued amounts to settle branch profits remittances taxes in the Philippines associated with the closure of the branches which operated the former Philippines assets of the Company.

Minority Interest

The Company incurred $2.8 million and $1.5 million in minority interest charges in the six months ended June 30, 2006 and 2005, respectively. These minority interest charges were associated with VAALCO Energy (International), Inc., a subsidiary that is 90.01% owned by the Company.

Net Income

Net income for the six months ended June 30, 2006 was $21.5 million, compared to net income of $12.3 million for the same period in 2005. Higher crude volumes sold and higher oil prices both contributed to the higher income in the six months ended June 30, 2006 compared to the six months ended June 30, 2005.

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

Dated: August 9, 2006

EXHIBIT INDEX

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