Form 10-Q
period 2006-09-30
VAALCO ENERGY INC /DE/
filed 2006-11-09
CIK 894627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of October 31, 2006, there were outstanding 58,742,813 shares of common stock, $0.10 par value per share, of the registrant.

VAALCO ENERGY, INC. AND SUBSIDIARIES

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands of dollars, except number of shares and par value amounts)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$69,678	$43,880
Funds in escrow	—	1,130
Receivables:
Trade	15,092	6,453
Accounts with partners	4,450	2,255
Other	1,021	1,234
Crude oil inventory	297	518
Materials and supplies	329	290
Deferred tax asset	438	—
Prepayments and other	1,077	2,185

Total current assets	92,382	57,945

Property and equipment - successful efforts method:
Wells, platforms and other production facilities	44,010	43,805
Work in progress	29,107	10,832
Equipment and other	3,502	1,783

	76,619	56,420
Accumulated depreciation, depletion and amortization	(24,196)	(19,222)

Net property and equipment	52,423	37,198

Other assets:
Deferred tax asset	1,257	1,257
Funds in escrow	837	820
Other long term assets	783	942

TOTAL	$147,682	$98,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$12,635	$8,555
Current liabilities of discontinued operations	580	391

Total current liabilities	13,215	8,946

Long term debt	5,000	1,500
Asset retirement obligations	5,515	3,615

Total liabilities	23,730	14,061

Commitments and contingencies
Minority interest in consolidated subsidiaries	8,103	5,786

Stockholders’ equity:
Common stock, $0.10 par value, 100,000,000 authorized shares 59,505,656 and 58,314,792 shares issued with 1,060,342 in treasury at September 30, 2006 and December 31, 2005, respectively	5,951	5,831
Additional paid-in capital	47,022	44,662
Retained earnings	63,142	28,088
Less treasury stock, at cost	(266)	(266)

Total stockholders’ equity	115,849	78,315

TOTAL	$147,682	$98,162

See notes to consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED OPERATIONS

(unaudited)

(in thousands of dollars, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues:
Oil and gas sales	$25,640	$26,592	$82,452	$66,335
Unrealized loss on hedging activity	—	(352)	—	(352)

	25,640	26,240	82,452	65,983

Operating costs and expenses:
Production expenses	3,075	3,004	9,339	8,417
Exploration expense	523	133	1,487	2,584
Depreciation, depletion and amortization	1,763	1,428	5,061	4,335
General and administrative expenses	(9)	178	1,122	902

Total operating costs and expenses	5,352	4,743	17,009	16,238

Operating income	20,288	21,497	65,443	49,745

Other income (expense):
Interest income	886	293	2,060	693
Interest expense	(256)	(118)	(779)	(338)
Other, net	19	(4)	(38)	120

Total other income (expense)	649	171	1,243	475

Income from continuing operations before income taxes, minority interest and discontinued operations	20,937	21,668	66,686	50,220
Income tax expense	6,280	8,306	27,077	23,089

Income from continuing operations before minority interest and discontinued operations	14,657	13,362	39,609	27,131
Minority interest in earnings of subsidiaries	(1,555)	(1,434)	(4,314)	(2,952)
Discontinued operations: (Note 8)
Income (loss) from discontinued operations net of tax	488	(25)	(241)	(16)

Net income	$13,590	$11,903	$35,054	$24,163

Basic income per share from continuing operations	$0.22	$0.21	$0.61	$0.48
Income (loss) from discontinued operations	0.01	—	—	—

Basic income per share	$0.23	$0.21	$0.61	$0.48

Diluted income per share from continuing operations	$0.21	$0.20	$0.58	$0.41
Income (loss) from discontinued operations	0.01	—	—	—

Diluted income per share	$0.22	$0.20	$0.58	$0.41

Basic weighted shares outstanding	58,403	56,558	57,905	50,052

Diluted weighted average shares outstanding	60,786	58,350	60,352	58,272

See notes to consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

(in thousands of dollars)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$35,054	$24,163
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	5,060	4,335
Amortization of debt issuance costs	482	120
Exploration expense	1,487	2,584
Stock based compensation	580	—
Minority interest in earnings of subsidiary	4,314	2,952
Change in operating assets and liabilities:
Trade receivables	(8,639)	(2,396)
Accounts with partners	(2,195)	(905)
Other receivables	213	(835)
Crude oil inventory	221	539
Materials and supplies	(39)	42
Deferred tax asset	(437)	—
Prepayments and other	1,109	27
Accounts payable and accrued liabilities	3,955	4,205
Accounts payable discontinued operations	(9)	—
Income taxes payable	200	(140)

Net cash provided by operating activities	41,356	34,691

CASH FLOWS FROM INVESTING ACTIVITIES
Funds in escrow, net	1,113	(2,561)
Exploration expense	(1,487)	(2,584)
Additions to property and equipment	(18,263)	(9,099)
Other	—	(534)

Net cash used in investing activities	(18,637)	(14,778)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	1,898	583
Debt issuance costs capitalized	(321)	—
Borrowings	5,000	—
Debt repayment	(1,500)	(1,750)
Purchase of treasury shares	—	—
Distribution to minority interest	(1,998)	(999)
Other	—	—

Net cash provided by (used in) financing activities	3,079	(2,166)

NET CHANGE IN CASH AND CASH EQUIVALENTS	25,798	17,747

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	43,880	27,574

CASH AND CASH EQUIVALENTS AT END OF PERIOD	69,678	45,321

Supplemental disclosure of cash flow information
Income taxes paid	$27,077	$24,608

Interest paid	$92	$168

Supplemental disclosure of non cash flow information Investment in property and equipment not paid	$705	$3,056

See notes to consolidated financial statements.

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

VAALCO is a Houston-based independent energy company principally engaged in the acquisition, exploration, development and production of crude oil and natural gas. VAALCO owns producing properties and conducts exploration activities as the operator of two production sharing contracts in Gabon, West Africa and conducts exploration activities in one concession in Angola, West Africa. Domestically, the Company has interests in the Texas Gulf Coast area.

VAALCO’s subsidiaries holding interests in Gabon are VAALCO Energy (International), Inc., VAALCO Gabon (Etame), Inc. and VAALCO Production (Gabon), Inc. In Angola VAALCO holds its concession interest in VAALCO Angola (Kwanza), Inc. VAALCO Energy (USA), Inc. holds interests in certain properties in the United States.

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

Diluted Shares consist of the following:

	Three months ended		Nine months ended
Item	Sept 30, 2006	Sept 30, 2005	Sept 30, 2006	Sept 30, 2005
Basic weighted average common stock issued and outstanding	58,403,727	56,557,989	57,905,161	50,052,368
Preferred stock convertible to common stock	—	—	—	5,104,040
Dilutive warrants	—	—	—	1,308,771
Dilutive options	2,381,936	1,791,958	2,446,493	1,806,498

Total diluted shares	60,785,663	58,349,947	60,351,654	58,271,677

VAALCO ENERGY, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

3.	ASSET RETIREMENT OBLIGATION

The Company records the fair value of a liability for an asset retirement obligation (“ARO”) in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived asset. The Company records the systematic accretion and depreciation of future abandonment costs of tangible assets such as platforms, wells, service assets, pipelines, and other facilities. The fair value of the liability for an asset’s retirement obligation is recorded in the period in which it is incurred if a reasonable estimate of the fair value can be made and the corresponding cost is capitalized as part of the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. During the nine months ending September 30, 2006 and 2005, the Company recognized accretion expense of $138,000 and $83,000 respectively, associated with continuing operations to reflect the fair value of the ARO. In the nine months ended September 30, 2006 and 2005, the Company recorded revisions to reflect adjustments to estimated abandonment costs based on market conditions and additions due to installation of new facilities as follows.

	2006	2005
Balance January 1,	$3,615	$1,330
Accretion Expense	138	83
Additions	1,808	528
Revisions	(46)	684

Balance September 30,	$5,515	$2,625

4.	RECENT ACCOUNTING PRONOUNCEMENTS

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

FASB Statement No. 154, Accounting Changes and Error Corrections – In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections (SFAS 154). SFAS 154 requires companies to recognize changes in accounting principles, including changes required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods’ financial statements. This statement is effective January 1, 2006 and there was no impact from the adoption of Statement 154 on the Company’s financial position or results of operations.

FASB Statement No. 155, Accounting for Certain Hybrid Financial Instruments – In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), an amendment of FASB Statements No. 133 and No. 140. SFAS 155 amends SFAS 133, which required that a derivative embedded in a host contract that does not meet the definition of a derivative be accounted for separately under certain conditions. SFAS 155 amends SFAS 133 to narrow the scope exception to strips that represent rights to receive only a portion of the contractual interest cash flows or of the contractual principal cash flows of a specific debt instrument. In addition, SFAS 155 amends SFAS 140, which permitted a qualifying special-purpose entity to hold only a passive derivative financial instrument pertaining to beneficial interests issued or sold to parties other than the transferor. SFAS 155 amends SFAS 140 to allow a qualifying special purpose entity

VAALCO ENERGY, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

to hold a derivative instrument pertaining to beneficial interests that itself is a derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued (or subject to a remeasurement event) following the start of an entity’s first fiscal year beginning after September 15, 2006. The Company will adopt SFAS 155 on January 1, 2007 and does not expect this standard to have a material impact, if any, on its combined financial statements.

FASB Statement No. 157, Fair Value Measurements – In September 2006, the FASB issued FASB Statement 157 Fair Value Measurements, (“SAFS 157”), which provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under the Statement, fair value measurements are disclosed by level within that hierarchy. While the Statement does not add any new fair value measurements, it does change current practice. Changes to practice include:

•	A requirement for an entity to include its own credit standing in the measurement of its liabilities.

•	A modification of the transaction price presumption. A prohibition on the use of block discounts when valuing large blocks of securities for broker dealers and investment companies.

•	A requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year.

The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that no financial statements have yet been issued within that fiscal year by the reporting entity. The Statement shall be applied prospectively as of the beginning of the fiscal year in which the Statement is initially applied. The Company will adopt SFAS 157 on January 1, 2007 and does not expect this standard to have a material impact, if any, on its financial statements.

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

During the nine months ended September 30, 2006, the Company granted 100,000 stock options to purchase an equal number of common shares at an exercise price of $6.20 per share to a newly appointed director. The options were vested on the date of the grant and have a term of five years. No options were granted to employees during the nine months ended September 30, 2006.

For the three months and nine months ended September 30, 2006, the Company recognized non-cash compensation expense of $0.1 million and $0.6 million, (or $0.00 and $.01 per basic and diluted share), related to stock options granted and stock options which vested during the period, net of anticipated forfeitures. This amount was recorded as general and administrative expense. Because the Company does not pay significant United States taxes, no amounts were recorded for tax benefits related to excess stock based compensation deductions. The valuation of the options on the date of grant is based upon a Black Scholes model assuming expected volatility ranging from 56% to 62% depending on the date of issue, risk-free interest rate of 5.5%, expected life of options of two and one half to five years and no expected dividend yield.

VAALCO ENERGY, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A summary of the unit option activity for the nine months ended September 30, 2006 is provided below:

	Number of Units Underlying Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of period	4,340	$2.24	3.08	$21.4
Granted	100	6.20	2.18	0.1
Exercised	(1,191)	1.59	2.17	(6.6)
Forfeited	(138)	3.85	3.54	(0.4)

Outstanding at end of period	3,111	2.47	2.40	14.5

Exercisable at end of period	2,721	$2.34	2.26	$13.2

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option. As of September 30, 2006, unrecognized compensation costs totaled $0.1 million. The expense is expected to be recognized over a weighted average period of 0.3 years. The total fair value of stock options vested during the nine months ended September 30, 2006 was approximately $1.1 million.

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

	Period Ended September 30, 2005
in thousands, expect per share	Three months	Nine months
Net income as reported	$11,903	$24,163
Deduct: Total stock based compensation expense	423	2,732

Proforma net income	$11,480	$21,431

Basic earnings per share
As reported	$0.21	$0.48
Pro forma	$0.20	$0.43

Diluted earnings per share
As reported	$0.20	$0.41
Pro forma	$0.20	$0.37

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

The Company had $6.5 million of suspended well costs associated with exploration wells at the Avouma discovery ($3.9 million) and the Ebouri discovery ($2.6 million) in Gabon at September 30, 2006 being carried as work in progress. In February 2005, the Company received approval to declare the Avouma reserves commercial from the Gabon government and in April 2005 the Gabon government approved a joint development plan for the Avouma discovery, and assigned a twenty year development area. Construction of the platform facilities to develop the Avouma discovery was completed in May 2006, and the platform was installed in Gabon in August 2006. The Company is currently drilling the two development wells for the field and anticipates first production late in the fourth quarter or early in 2007.

For the Ebouri discovery, the Company acquired new seismic over the discovery in January 2005 and completed processing of the seismic in December 2005. Based on the results of the seismic, the Company sought and received government approval of commerciality of the discovery in February 2006. In September 2006, the Company received approval of the development plan for the Ebouri discovery. The Company began preliminary engineering for the development plan in September of 2006, and depending on rig availability, anticipates having the project online by the end of 2007.

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

Year	Full Charter Payment in thousands	Company Share in thousands
2006	$4,360	$1,224
2007	$17,112	$4,804
2008	$15,759	$4,424
2009	$16,124	$4,527
2010	$12,267	$3,444

The Company has recorded a liability of $0.4 million at September 30, 2006 representing the guarantee’s fair value.

In addition to the charter payment liability, the Company has operating lease obligations for rentals as follows: (in thousands)

2006	2007	2008	2009	2010	Total
571	494	288	175	154	1,682

8.	DISCONTINUED OPERATIONS

On April 30, 2004, the Company closed the sale of all of its assets associated with Service Contract 6 and Service Contract 14 in the Philippines. Terms of the sale included the assumption by the partners of the Company’s entire share of any abandonment, environmental or other liabilities associated with the Service Contracts. The Company has reclassified earnings to break out the results of discontinued operations for prior periods in its financial statements. In the first quarter of 2006, the Company accrued $700,000 to settle branch profits remittances taxes in the Philippines associated with the closure of the branches which operated the former Philippines assets. In the third quarter the Company reversed $500,000 of this accrual to reflect a settlement reached with the Philippines government over final branch profits remittance taxes due.

VAALCO ENERGY, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three Months ended September 30, in thousands		Nine months ended September 30, in thousands
Income/(loss) from discontinued operations	2006	2005	2006	2005
Operating costs and expenses:
General and administrative expenses	$20	24	$56	$29

Total operating costs and expenses	20	24	56	29

Other revenues (expenses):
Interest income	8	—	15	—
Other income (expenses) – net	—	(1)	—	13

Income/(loss) from discontinued operations before income taxes	(12)	(25)	(41)	(16)
Income tax expense	(500)	—	200	—

Income/(loss) from discontinued operations	$488	(25)	$(241)	$(16)

9.	EQUITY TRANSACTIONS

On February 7, 2005, the holder of warrants to purchase 250,000 shares of common stock exercised the warrants under a cashless exercise procedure and was issued 222,707 shares of common stock. The 27,293 which were used to pay the purchase price under the cashless exercise shares were placed in the treasury.

On March 17, 2005, the holder of the remaining 6,667 shares of preferred stock converted the preferred stock to common stock at the rate of 2,750 shares of common stock per share of preferred stock for a total of 18,334,250 common shares. In connection with the transaction, the holder exercised warrants to purchase 5,250,000 shares of common stock under a cashless exercise procedure and was issued 4,635,244 shares of common stock. The 614,756 shares which were used to pay the purchase price under the cashless exercise were placed in the treasury. The stock acquired by the conversion of preferred stock and exercise of the warrants was subsequently sold in block sales over the American Stock Exchange. Upon completion of the conversion of preferred stock and exercises of warrants, the Company has no preferred stock or warrants outstanding.

During the three months and nine months ended September 30, 2006, employees and contractors exercised options to receive 87,000 and 1,190,863 shares of common stock, respectively, resulting in net proceeds to the Company of $113,000 and $1,898,000, respectively. During the three months and nine months ended September 30, 2005, employees and contractors exercised options to receive 114,166 and 595,799 shares of common stock, respectively, resulting in net proceeds to the Company of $111,000 and $583,000, respectively.

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

On May 18, 2006, the State of Texas enacted House Bill 3, which replaces the State’s current franchise tax with a “margin tax.” The effective date of House Bill 3 is January 1, 2008. For the Company, the margin tax will be assessed at 1% of Texas-sourced taxable margin. The taxable margin is computed as the lesser of (1) 70% of total revenue or (2) total revenue less (a) cost of goods sold or (b) compensation. Since the most of the Company’s margin is not Texas-sourced, the impact of the legislative change is not material for the three months and nine months ended September 30, 2006 and is not expected to have a material financial impact on an ongoing basis.

12.	COMMITMENTS

On November 2, 2006, the Company entered into a Production Sharing Agreement with the Angolan government for a forty percent interest in the 1.4 million acre Block 5 exploration concession, offshore Angola. The Company will pay a $10.5 million dollar signing bonus for its interest during the fourth quarter of 2006. Additionally, the Company will be required to pay its share of the cost to acquire and process 1,000 square kilometers of 3-D seismic data on the block, and to drill two exploration wells during a four year period commencing from the date of execution of the Production Sharing Agreement.

VAALCO ENERGY, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report includes “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements other than statements of historical fact included in this report (and the exhibits hereto), including without limitation, statements regarding the Company’s financial position and estimated quantities and net present values of reserves, and statements proceed by, followed by or that otherwise include the word “believes,” “expects,” “anticipates,” “intends,” “projects,” “target,” “goal,” “objective,” “should,” or similar expressions or variations of such expressions are forward looking statements. The Company can give no assurances that the assumptions upon which such statements are based will prove to have been correct. Important factors that could cause actual results to differ materially from the Company’s expectations (“Cautionary Statements”) include volatility of oil and gas prices, future production costs, future production quantities, operating hazards, weather, and statements set forth in the “Risk Factors” section included in the Company’s Forms 10-K/A. All subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified by the Cautionary Statements.

INTRODUCTION

The Company operates the Etame field on behalf of a consortium of five companies offshore of the Republic of Gabon. The field produces from four subsea wells into a 1.1 million barrel FPSO vessel. During the nine months ended September 30, 2006, the Etame field produced 4.8 million barrels (1.3 million barrels net to the Company). The Company sells its Gabon production to the trading company Trafigura Beheer B.V. (“Trafigura”) at spot market prices.

The Etame Production Sharing Contract area (the “Etame Block”) which is comprised of approximately 750,000 acres, all of which is offshore Gabon contains the Etame field, the Avouma discovery and the Ebouri discovery. The Avouma discovery is under development, with the platform and pipeline successfully installed during the third quarter of 2006, and with first production anticipated by year end 2006. In September 2006, the Company received approval of the development plan for the Ebouri discovery. The Company began preliminary engineering for the development plan in September of 2006, and depending on rig availability, anticipates having the project online by the end of 2007.

In November 2005, the Company signed a production sharing contract for the Mutamba Iroru block onshore Gabon. The five-year contract awards the Company exploration rights to approximately 270,000 acres along the central coast of Gabon. The Company is currently gathering data from past operators of the area for interpretation and prospect delineation.

In May of 2006, the Company was notified by the Angolan government that it was the successful bidder for a 40% working interest in the 1.4 million acre Block 5, offshore Angola. On November 2, 2006, the Company entered into a Production Sharing Agreement with the Angolan government. The Company will pay a $10.5 million dollar signing bonus for its interest during the fourth quarter of 2006. Additionally, the Company will be required to pay its share to acquire

VAALCO ENERGY, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

and process 1,000 square kilometers of 3-D seismic data on the block, and to drill two exploration wells during a four year period commencing from the date of execution of the Production Sharing Agreement.

CAPITAL RESOURCES AND LIQUIDITY

Cash Flows

Net cash provided by operating activities for the nine months ended September 30, 2006 was $41.4 million, as compared to $34.7 million provided by operations for the nine months ended September 30, 2005. In 2006, net cash provided by operating activities included net income of $35.1 million, depreciation, depletion and amortization of $5.1 million, amortization of debt issuance costs of $0.5 million, stock based compensation of $0.6 million, exploration expense of $1.5 million, minority interest of $4.3 million and cash used for working capital of $5.6 million. Net funds provided by operations in 2005 included net income of $24.2 million, non-cash depreciation, depletion and amortization of $4.3 million, add back of $0.1 million of amortization of debt issuance costs, add back of $2.6 million of exploration expense, minority interest of $3.0 million and cash provided by working capital of $0.6 million.

Net cash used in investing activities for the nine months ended September 30, 2006 was $18.6 million, as compared to net cash used in investing activities of $14.8 million for the nine months ended September 30, 2005. In the nine months ended September 30, 2006, the Company continued to spend funds on the construction of the Avouma platform. The Company also had $1.1 million of funds associated with the pay off of the previous term loan with the IFC released from escrow. In the nine months ended September 30, 2005, the Company invested funds to upgrade the gas lift compressor on the FPSO and drill the Etame-6H development well.

Net cash provided by financing activities in the nine months ended September 30, 2006 was $3.1 million, consisting of $3.5 million of net borrowings and $1.9 million of proceeds from the issuance of common stock, which was partially offset by $0.3 million of capitalized debt issuance costs and $2.0 million distributed to a minority interest holder. In the nine months ended September 30, 2005, net cash used in financing activities was $2.2 million, consisting of $1.8 million of debt reduction and $1.0 million distributed to a minority interest holder, which was partially offset by $0.6 million of proceeds from the issuance of common stock. At September 30, 2006, the Company had approximately $0.8 million of capitalized debt financing costs on the books associated with the $30.0 million revolving credit facility.

Capital Expenditures

During the nine months ended September 30, 2006, the Company incurred $18.3 million of capital expenditures, primarily associated with the construction of the Avouma development platform. During the remainder of 2006, the Company anticipates drilling two development wells on the Avouma platform. Total capital expenditures for the remainder of 2006 are anticipated to be $12.1 million.

VAALCO ENERGY, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Historically, the Company’s primary sources of capital have been cash flows from operations, private sales of equity, borrowings and purchase money debt. At September 30, 2006, the Company had cash of $69.7 million. The Company believes that this cash combined with cash flow from operations will be sufficient to fund the Company’s remaining 2006 capital expenditure budget, required debt service payments and additional investments in working capital resulting from potential growth. As operator of the Etame field, the Company enters into project related activities on behalf of its working interest partners. The Company generally obtains advances from it partners prior to significant funding commitments.

In June 2005, the Company executed a loan agreement for a $30.0 million revolving credit facility secured by the assets of the Company’s Gabon subsidiary. The facility will be utilized to finance a portion of the Avouma and Ebouri development activities. The facility extends through June 2008 at which point it can be extended, or converted to a term loan. This facility became effective during the first quarter of 2006. Under the revolving credit facility, the IFC holds a pledge of the Company’s interest in the Etame Block, and pledge of the shares of VAALCO Gabon (Etame), Inc., the subsidiary which owns the Company’s interest in the Etame Block. The IFC also has a security interest in any crude oil sales contract the Company enters into for the sale of crude oil from the Etame Block. This revolving credit facility replaced an existing term credit facility, which had a remaining balance of $1.5 million balance that was repaid on February 15, 2006 in connection with a $5.0 million borrowing from the revolving credit facility. The Company incurred a charge of $0.2 million to write off capitalized finance charges associated with the early repayment of the term credit facility in the first quarter of 2006.

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

The Company had $6.5 million of suspended well costs associated with exploration wells at the Avouma discovery ($3.9 million) and the Ebouri discovery ($2.6 million) in Gabon at September 30, 2006 being carried as work in progress. In February 2005, the Company received approval to declare the reserves related to the Avouma discovery commercial from the Gabon government

VAALCO ENERGY, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

and in April 2005 the Gabon government approved a joint development plan for the Avouma discovery, and assigned a twenty year development area. Construction of the platform facilities to develop the Avouma discovery was completed in May 2006, and the platform was installed in Gabon in August 2006. The Company is currently drilling the two development wells for the field and anticipates first production late in the fourth quarter or early in 2007.

For the Ebouri discovery, the Company acquired new seismic over the discovery in January 2005 and completed processing of the seismic in December 2005. In September 2006, the Company received approval of the development plan for the Ebouri discovery. The Company began preliminary engineering for the development plan in the September of 2006, and depending on rig availability, anticipates having the project online by the end of 2007.

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

In May of 2006, the Company was notified by the Angolan government that it was the successful bidder for a 40% working interest in the 1.4 million acre Block 5, offshore Angola. On November 2, 2006, the Company entered into a Production Sharing Agreement with the Angolan government. The Company will pay a $10.5 million dollar signing bonus for its interest, and be required to pay its share to acquire and process 1,000 square kilometers of 3-D seismic data on the block, and to drill two exploration wells during a four year period commencing from the date of execution of the Production Sharing Agreement.

VAALCO ENERGY, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended September 30, 2006 compared to three months ended September 30, 2005

Revenues

Total revenues were $25.6 million for the three months ended September 30, 2006 compared to $26.2 million for the comparable period in 2005. The Company sold approximately 391,000 net barrels of oil equivalent at an average price of $65.50 in three months ended September 30, 2006. In the three months ended September 30, 2005, the Company sold approximately 451,000 barrels of oil equivalent at an average price of $58.71 per barrel. The Etame field is producing at approximately 16,800 BOPD compared to approximately 18,500 BOPD at this time last year. Crude oil sales are a function of the number and size of crude oil liftings in each quarter from the FPSO and thus crude oil sales do not always coincide with volumes produced in any given quarter.

Operating Costs and Expenses

Total production expenses for the three months ended September 30, 2006 were $3.1 million compared to $3.0 million in the three months ended September 30, 2005. The Company matches production expenses with crude oil sales. Any production expenses associated with unsold crude oil inventory are capitalized. Expenses in the three months ended September 30, 2006 were higher due in part to higher costs of boat rentals and due to higher FPSO costs.

Exploration expense was $0.5 million for the three months ended September 30, 2006 compared to $0.1 million in the comparable period in 2005. Exploration expense for the three months ended September 30, 2006 included $0.2 million associated with activity on the Mutamba Iroru block and approximately $0.3 million associated with other exploration activities, primarily consisting of seismic data acquisition and processing. In 2005, the exploration expense was associated with seismic reprocessing on the Etame Block.

Depreciation, depletion and amortization expenses were $1.8 million in the three months ended September 30, 2006 compared to $1.4 million in the three months ended September 30, 2005. The higher depreciation, depletion and amortization expenses during the three months ended September 30, 2006 compared to the three months ended September 30, 2005 was due to amounts included in depletable assets for the Etame 6H well. General and administrative expenses for the three months ended September 30, 2006 and 2005 were $0.0 million and $0.2 million for each period, respectively. During the three months ended September 30, 2006, the Company incurred $0.1 million of stock based compensation expense after adopting SFAS 123(R). In both periods, the Company benefited from overhead reimbursement associated with production and development operations on the Etame Block.

VAALCO ENERGY, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Income (Expense)

Interest income received on amounts on deposit was $0.9 million in the three months ended September 30, 2006 compared to $0.3 million in the three months ended September 30, 2005. The increase in interest income received on amounts on deposit reflects higher cash balances and higher interest rates in 2006. Interest expense and financing charges for the IFC loan was $0.3 million for the three months ended September 30, 2006 compared to $0.1 million for the three months ended September 30, 2005. This increase in interest expense and financing charges is primarily due to higher loan balances in the three months ended September 30, 2006.

Income Taxes

Income taxes amounted to $6.3 million and $8.3 million for the three months ended September 30, 2006 and 2005, respectively. In the three months ended September 30, 2006 and in the three months ended September 30, 2005, the income taxes were all paid in Gabon. The lower income taxes paid in Gabon in 2006 were due to higher levels of capital spending activity which led to larger cost recovery allocations, leaving less profit oil to be taxed.

Discontinued Operations

Income from discontinued operations in the Philippines in the three months ended September 30, 2006 was $488,000 compared to expense of $25,000 in the three months ended September 30, 2005. In the three months ended September 30, 2006, the company reversed $0.5 million of accrued taxes payable in the Philippines to reflect a settlement reached with the government over taxes due.

Minority Interest

The Company incurred $1.6 million and $1.4 million in minority interest charges in the three months ended September 30, 2006 and 2005, respectively. These minority interest charges were associated with VAALCO Energy (International), Inc., a subsidiary that is 90.01% owned by the Company.

Net Income

Net income for the three months ended September 30, 2006 was $13.6 million, compared to net income of $11.9 million for the same period in 2005. Higher oil prices and lower taxation rates contributed to the higher income in the three months ended September 30, 2006.

VAALCO ENERGY, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005

Revenues

Total revenues were $82.5 million for the nine months ended September 30, 2006 compared to $66.0 million for the comparable period in 2005. The Company sold approximately 1,278,000 net barrels of oil equivalent at an average price of $64.54 in nine months ended September 30, 2006. In the nine months ended September 30, 2005, the Company sold approximately 1,311,000 barrels of oil equivalent at an average price of $50.58 per barrel. Crude oil sales are a function of the number and size of crude oil liftings in each quarter from the FPSO and thus crude oil sales do not always coincide with volumes produced in any given quarter.

Operating Costs and Expenses

Total production expenses for the nine months ended September 30, 2006 were $9.3 million compared to $8.4 million in the nine months ended September 30, 2005. The Company matches production expenses with crude oil sales. Any production expenses associated with unsold crude oil inventory are capitalized. Expenses in the nine months ended September 30, 2006 were higher due in part to higher costs of boat rentals and due to higher FPSO costs.

Exploration expense was $1.5 million for the nine months ended September 30, 2006 compared to $2.6 million in the comparable period in 2005. Exploration expense for the nine months ended September 30, 2006 included $0.5 million associated with activity on the Mutamba Iroru block and approximately $0.8 million associated with North Sea exploration activities, primarily consisting of seismic data acquisition and processing. An additional $0.2 million was spent on seismic reprocessing for the Etame Block. In 2005, $2.2 million of the exploration expense was associated with the Avouma South well on the Etame Block, which was unsuccessful, with the balance associated with seismic processing on the Etame Block.

Depreciation, depletion and amortization expenses were $5.1 million in the nine months ended September 30, 2006 compared to $4.3 million in the nine months ended September 30, 2005. The depreciation, depletion and amortization expenses during the nine months ended September 30, 2006 reflect the effects of the increase in amortizable costs due to the addition of the Etame-6H well. General and administrative expenses for the nine months ended September 30, 2006 and 2005 were $1.1 million and $0.9 million for each period, respectively. During the nine months ended September 30, 2006, the Company incurred $0.6 million of stock based compensation expense after adopting SFAS 123(R). In both periods, the Company benefited from overhead reimbursement associated with production and development operations on the Etame Block.

Other Income (Expense)

Interest income received on amounts on deposit was $2.1 million in the nine months ended September 30, 2006 compared to $0.7 million in the nine months ended September 30, 2005. The increase in interest income received on amounts on deposit reflects higher cash balances and

VAALCO ENERGY, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

higher interest rates in 2006. Interest expense and financing charges for the IFC loan was $0.8 million for the nine months ended September 30, 2006 compared to $0.3 million for the nine months ended September 30, 2005. During the nine months ended September 30, 2006, the Company incurred a $0.2 million charge to write off unamortized financing charges due to the early repayment of the IFC term loan.

Income Taxes

Income taxes amounted to $27.1 million and $23.1 million for the nine months ended September 30, 2006 and 2005, respectively. In the nine months ended September 30, 2006 and 2005, the income taxes were all paid in Gabon. The higher income taxes paid in Gabon in 2006 were due higher oil prices.

Discontinued Operations

Expense from discontinued operations in the Philippines in the nine months ended September 30, 2006 was $0.2 million compared to $16,000 in the nine months ended September 30, 2005. The $0.2 million of expense in the nine months ended September 30, 2006 consisted primarily of accrued amounts to settle branch profits remittances taxes in the Philippines associated with the closure of the branches which operated the former Philippines assets of the Company.

Minority Interest

The Company incurred $4.3 million and $3.0 million in minority interest charges in the nine months ended September 30, 2006 and 2005, respectively. These minority interest charges were associated with VAALCO Energy (International), Inc., a subsidiary that is 90.01% owned by the Company.

Net Income

Net income for the nine months ended September 30, 2006 was $35.1 million, compared to net income of $24.2 million for the same period in 2005. Higher oil prices was the major contributor to the higher income in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

We have no material changes to the disclosure on this matter in our annual report on Form 10-K/A for the year ended December 31, 2005.

ITEM 6. EXHIBITS

(a)	Exhibits

3.	Articles of Incorporation and Bylaws

	3.1	Restated Certificate of Incorporation (incorporated by reference to exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed with the Commission on July 15, 1998, Reg. No. 333-59095).

	3.2	Certificate of Amendment to Restated Certificate of Incorporation (incorporated by reference to exhibit 4.2 to the Company’s Registration Statement on Form S-3 filed with the Commission on July 15, 1998, Reg. No. 333-59095).

	3.3	Amended and Restated Bylaws dated March 24, 2005 filed with the Commission on May 2, 2005.

31.	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Section 1350 Certificates

	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

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

Dated: November 9, 2006

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