Form 10-K
period 2006-12-31
VAALCO ENERGY INC /DE/
filed 2007-03-07
CIK 894627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 0-20928

VAALCO Energy, Inc.

(Exact name of registrant as specified on its charter)

Delaware	76-0274813
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4600 Post Oak Place Suite 309 Houston, Texas	77027
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code): (713) 623-0801

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of exchange on which registered
Common Stock, $.10 par value	New York Stock Exchange

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

Check one: Large accelerated file    ☐                Accelerated filer    ☒                Non-accelerated filer     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act    Yes    ☐    No    ☒

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates, as of June 30, 2006 was $551,126,540.

As of February 28, 2007, there were outstanding 59,052,813 shares of common stock, $0.10 par value per share, of the registrant.

Documents incorporated by reference: Definitive proxy statement of VAALCO Energy, Inc. relating to the Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year covered by this Form, which is incorporated into Part III of this 10-K.

VAALCO ENERGY, INC.

PART I

Item 1.	Business

BACKGROUND

VAALCO Energy, Inc., a Delaware corporation incorporated in 1985, is a Houston-based independent energy company principally engaged in the acquisition, exploration, development and production of crude oil and natural gas. VAALCO owns producing properties and conducts exploration activities as operator in Gabon, West Africa and also conducts exploration activities in Angola, Africa. The Company has also organized a British subsidiary and is actively screening prospects for potential entry into the British North Sea. Domestically, the Company has minor interests in the Texas Gulf Coast area. As used herein, the terms “Company” and “VAALCO” mean VAALCO Energy, Inc. and its subsidiaries, unless the context otherwise requires. The Company’s corporate headquarters are located at 4600 Post Oak Place, Suite 309, Houston, Texas 77027 where the telephone number is (713) 623-0801.

VAALCO’s international subsidiaries are VAALCO Gabon (Etame), Inc., VAALCO Production (Gabon), Inc., VAALCO Angola (Kwanza), Inc. and VAALCO UK (North Sea), Ltd. VAALCO Energy (USA), Inc. holds interests in certain properties located in the United States.

RECENT DEVELOPMENTS

The Company’s primary source of revenue is from the Etame Production Sharing Contract located offshore the Republic of Gabon. The Company produces from the Etame, Avouma and South Tchibala fields on the license. Oil production commenced from the Avouma and South Tchibala fields in January 2007. During 2006, the Etame field produced approximately 6.4 million bbls (1.5 million bbls net to the Company). In addition to the Etame, Avouma and South Tchibala fields, the Company is developing one additional field, the Ebouri field, which was discovered in 2004.

During 2006, the Company received approval from the Gabon government for the development plan for the Ebouri discovery. A platform is currently being constructed for installation during the fall of 2007, with first production from the Ebouri field expected to occur in early 2008.

Onshore Gabon, the Company has a 100% working interest in the Mutamba block located near the coast in central Gabon. The block contains approximately 270,000 acres for exploration. The Company acquired seismic data from previous operators over the block in 2006 and will be reprocessing and interpreting the data to map prospects during 2007.

In November 2006, the Company signed a production sharing contract for a 40% working interest in Block 5 offshore Angola. The seven year contract awards the Company exploration rights to approximately 1.4 million acres along the central coast of Angola. The Company has recently acquired 1,000 square kilometers of seismic data over a portion of the block and will process and interpret the seismic data during 2007.

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

GENERAL

The Company’s current production strategy is to maximize the value of the reserves discovered in Gabon through exploitation of the Etame field, Avouma and South Tchibala fields, and to develop the Ebouri field during 2007. The Company owns a 100% working interest in the 270,000 acre Mutamba block onshore Gabon and a 40% working interest in the 1.4 million acre Block 5 offshore Angola. During 2007, the Company will be mapping prospects on these blocks using available seismic data in order to develop exploration drilling prospects for 2008. The Company participated in the June 2006 bidding round for entrance into the Central Oil Basin and the Southern Gas Basin in the United Kingdom sector of the North Sea. The Company was recently notified that it was unsuccessful in obtaining any blocks in the bid round, but will continue to evaluate farmin opportunities. The Company is also actively seeking additional opportunities in West Africa and elsewhere.

International

The Company’s international strategy is to pursue selected opportunities that are characterized by reasonable entry costs, favorable economic terms, high reserve potential relative to capital expenditures and the availability of existing technical data that may be further developed.. The Company believes that it has unique management and technical expertise in identifying international opportunities and establishing favorable operating relationships with host governments and local partners familiar with the local practices and infrastructure. The Company owns producing properties and conducts exploration activities as operator of two exploration licenses in Gabon and one exploration license in Angola.

Domestic

The Company’s domestic strategy is to produce existing reserves. There are no plans to drill new domestic wells at this time. During 2006, the Company sold several small interests onshore wells and current domestic properties are located in Brazos County, Texas and offshore in the Ship Shoal area.

CUSTOMERS

Substantially all of the Company’s oil and gas is sold at the well head at posted or indexed prices under short-term contracts, as is customary in the industry. In Gabon, the Company sells oil under a contract with ADDAX Oil and Gas Ltd. which runs through the calendar year 2007. While the loss of ADDAX as a buyer might have a material effect on the Company in the short term, management believes that the Company would be able to obtain other customers for its crude oil. Domestic production is sold via two contracts, one for oil and one for gas. The Company has access to several alternative buyers for oil and gas sales domestically.

EMPLOYEES

As of December 31, 2006, the Company had 16 full-time employees, ten of whom were located in Gabon. The Company also utilizes contractors to staff its international operations. The Company is not subject to any collective bargaining agreements and believes its relations with its employees are satisfactory.

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

ENVIRONMENTAL REGULATIONS

General

The Company’s activities are subject to federal, state and local laws and regulations governing environmental quality and pollution control in the United States and Gabon and will be subject to the laws and regulations of Angola when exploration begins. In addition the Company is subject to the International Finance Corporation environmental guidelines. Although no assurances can be made, the Company believes that, absent the occurrence of an extraordinary event, compliance with existing laws, rules and regulations and the International Finance Corporation environmental guidelines regulating the release of materials in the environment or otherwise relating to the protection of the environment will not have a material effect upon the Company’s capital expenditures, earnings or competitive position with respect to its existing assets and operations. The Company cannot predict what effect future regulation or legislation, enforcement policies, changes in International Finance Corporation environmental guidelines, and claims for damages to property, employees, other persons and the environment resulting from the Company’s operations could have on its activities. In part because they are developing countries, it is unclear how quickly and to what extent Gabon or Angola will increase its regulation of environmental issues in the future; any significant increase in the regulation or enforcement of environmental issues by Gabon or Angola could have a material effect on the Company. Developing countries, in certain instances, have patterned environmental laws after those in the United States which are discussed below. However, the extent to which any environmental laws are enforced in developing countries varies significantly.

Environmental Regulations in the United States

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

Although CERCLA generally exempts “petroleum” from the definition of Hazardous Substance, in the course of its operations, the Company has generated and will generate wastes that may fall within CERCLA’s definition of Hazardous Substance and may have disposed of these wastes at disposal sites owned and operated by others. The Company may also be the owner or operator of sites on which Hazardous Substances have been released. To its knowledge, neither the Company nor its predecessors have been designated as a PRP by the EPA under CERCLA; the Company also does not know of any prior owners or operators of its properties that are named as PRPs related to their ownership or operation of such properties. States such as Texas have comparable statutes. In the event contamination is discovered at a site on which the Company is or has been an owner or operator or to which the Company sent Hazardous Substances, the Company could be liable for costs of investigation and remediation and natural resources damages.

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

International Finance Corporation Environmental Guidelines

The loan agreement signed in June 2005 between one of the Company’s subsidiaries and the International Finance Corporation requires the Company to comply with specified environmental guidelines. These guidelines set maximum air emission levels and liquid effluent amounts, impose requirements for proper onshore disposal of all solid and hazardous wastes, and require compliance with other similar environmental guidelines. In addition, the Company is required to utilize environmental best practices for drilling activities and produced water and chemical management, prepare emergency response and oil spill response plans, and implement monitoring and reporting procedures. The Company believes that it is in substantial compliance with all applicable International Finance Corporation environmental guidelines. However, if a project were found to be not in compliance with the guidelines, the International Finance Corporation financing could be in jeopardy.

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

You should carefully consider the following risk factors in addition to the other information included in this report. If any of these risks or uncertainties actually occurs, our business, financial condition and results of operations could be materially adversely affected. Additional risks not presently known to us or which we consider immaterial based on information currently available to us may also materially adversely affect us. In this section, the terms “VAALCO”, “we”, “us” and “our” refer to VAALCO and its subsidiaries, unless the context clearly indicates otherwise.

Almost all of the value of our production and reserves is concentrated in a single field offshore Gabon, and any production problems or inaccuracies in reserve estimates related to this property would adversely impact our business.

The Etame field, consisting of four producing wells, constituted almost 100% of our total production for the year ended December 31, 2006. In addition, at December 31, 2006, almost 100% of our total net proved reserves were attributable to this field. If mechanical problems, storms or other events curtailed a substantial portion of this production, or if the actual reserves associated with this producing property are less than our estimated reserves, our results of operations and financial condition could be materially adversely affected.

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

Our future success depends upon our ability to find, develop or acquire additional oil and gas reserves that are economically recoverable. Except to the extent that we conduct successful exploration or development activities or acquire properties containing proved reserves, our estimated net proved reserves will generally decline as reserves are produced. There can be no assurance that our planned development and exploration projects and acquisition activities will result in significant additional reserves or that we will have continuing success drilling productive wells at economic finding costs. The drilling of oil and gas wells involves a high degree of risk, especially the risk of dry holes or of wells that are not sufficiently productive to provide an economic return on the capital expended to drill the wells. In addition, our drilling operations may be curtailed, delayed or canceled as a result of numerous factors, including title problems, weather conditions, political instability, economic/currency imbalances, compliance with governmental requirements, receipt of additional seismic data or the reprocessing of existing data, material changes in oil or gas prices, failure of wells drilled in similar formations or delays in the delivery of equipment and availability of drilling rigs. Our current domestic oil and gas properties are operated by third parties and, as a result, we have limited control over the nature and timing of exploration and development of such properties or the manner in which operations are conducted on such properties.

Substantial capital, which may not be available to us in the future, is required to replace and grow reserves.

We make, and will continue to make, substantial capital expenditures for the acquisition, exploitation, development, exploration and production of oil and gas reserves. Historically, we have financed these expenditures primarily with cash flow from operations, debt, asset sales, and private sales of equity. During 2006, we have participated, and in 2007 we will continue to participate, in the further exploration and development of the Etame block offshore Gabon. We are the operator for the block and thus responsible for contracting on behalf of all the remaining parties participating in the project. We rely on the timely payment of cash calls by our partners to pay for the 69.65% share of the budget for which they are responsible. However, if lower oil and gas prices, operating difficulties or declines in reserves result in our revenues being less than expected or limit our ability to borrow funds, or our partners fail to pay their share of project costs, we may have a limited ability to expend the capital necessary to undertake or complete future drilling programs. We cannot assure you that additional debt or equity financing or cash generated by operations will be available to meet these requirements.

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

The estimated future net revenues attributable to our net proved reserves are prepared in accordance with SEC guidelines, and are not intended to reflect the fair market value of our reserves. In accordance with the rules of the SEC, our reserve estimates are prepared using period-end prices received for oil and gas. Future reductions in prices below those prevailing at year-end 2006 would result in the estimated quantities and present values of our reserves being reduced.

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

Almost all of our proven reserves are located offshore of the Republic of Gabon. As of December 31, 2006, we carried a gross investment of approximately $80.2 million on our balance sheet associated with the Etame, Avouma and South Tchibala fields in Gabon. We have operated in Gabon since 1995 and believe we have good relations with the current Gabonese government. However, there can be no assurance that present or future administrations or governmental regulations in Gabon will not materially adversely affect our operations or cash flows.

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

The laws and regulations of the United States and Gabon regulate our current business and the laws of Angola will regulate our business once we begin operating there. Our operations could result in liability for personal injuries, property damage, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages. In addition, we could be liable for environmental damages caused by, among others, previous property owners or operators. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could have a material adverse effect on our financial condition, results of operations and liquidity.

These laws and governmental regulations, which cover matters including drilling operations, taxation and environmental protection, may be changed from time to time in response to economic or political conditions and could have a significant impact on our operating costs, as wells as the oil and gas industry in general. In addition, the Company is subject to International Finance Corporation environmental guidelines published by the World Bank. While we believe that we are currently in compliance with environmental laws and regulations applicable to our operations in Gabon and the U.S., including those required by the International Finance Corporation, and that we will be able to comply with applicable laws and regulations in Angola, no assurances can be given that we will be able to continue to comply with such environmental laws and regulations without incurring substantial costs.

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

We sell all of our crude oil production in Gabon to ADDAX Oil and Gas Ltd. The loss of ADDAX as a purchaser of our Gabon production could force the shut in of our Gabon production until the purchaser is replaced, and could have a material adverse effect on our results of operations.

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

Gabon

Etame Marin

VAALCO has an interest in a 1,186 square mile offshore block in Gabon, the Etame Marin Block where it signed a production sharing contract in 1995. The block contains five discoveries including the Etame, Avouma and South Tchibala fields, which are on production, the Ebouri discovery and one former Gulf Oil Company discovery, the North Tchibala discovery. These fields and discoveries consist of subsalt reservoirs that lie 20 miles offshore in approximately 250 feet of water depth.

VAALCO operates the Etame block on behalf of a consortium of companies. At December 31, 2006, VAALCO owned a 30.35% interest in the exploration acreage within the Etame Block, and in the Ebouri and North Tchibala discoveries. The Company owns a 28.1% interest in the development areas surrounding the Etame, Avouma and South Tchibala field developments. The development areas were subject to a 7.5% back-in by the Government of Gabon, which occurred for the Etame, Avouma and South Tchibala fields after their successful development.

The Etame consortium approved the development of Etame field in 2001. An application for commerciality was filed with the government of Gabon, and in November 2001, the consortium was awarded a 19 square mile exploitation area surrounding the field. The exploitation area has a term of up to 20 years (through 2021).

The Etame field has been developed in two phases at a cost of approximately $117.3 million ($35.6 million net to the Company). The development consisted of completing subsea wells connected to a Floating Production, Storage and Offloading vessel (“FPSO”). There are currently four wells producing at the Etame field. The Company has sold a total of 25.7 million gross bbls (5.9 million net bbls) since field startup through December 31, 2006. During 2006, the Etame field produced approximately 6.4 million gross bbls (1.4 million net bbls).

In April 2005, a development plan for the joint development of the Avouma and South Tchibala discoveries was approved by the Gabon government. The Company was awarded a 20 square mile exploitation area which has a term of twenty years (until 2025). In 2006, the Company installed a platform in approximately 250 feet of water and drilled two development wells from the platform, one into each field. The two development wells are tied back to the Etame FPSO via a 10 mile pipeline. The cost of developing the Avouma and South Tchibala fields was $108 million, ($30.3 million net to the Company).

The Company drilled the Ebouri discovery well to total depth in January 2004. In October 2006, the Gabon government approved the development plan for Ebouri. A platform will be installed approximately seven miles from the FPSO and a single development well will be drilled to produce the field. The platform will be tied back to the FPSO via a pipeline as was done for Avouma and South Tchibala.

Mutamba Iroru

In November 2005, the Company signed a production sharing contract for the Mutamba Iroru block onshore Gabon. The five year contract awarded the Company exploration rights to approximately 270,000 acres along the central coast of Gabon. The block was previously held by Shell Gabon. The Company has been gathering seismic and well data from past operators of the area for interpretation and prospect delineation. The Company currently has a 100% interest in the Mutamba Iroru block.

Angola

Block 5

Effective December 1, 2006 the Company acquired a 40% working interest in Block 5 offshore Angola. The seven year contract awarded the Company exploration rights to approximately 1.4 million acres offshore Angola. The Company has recently purchased 1,000 square kilometers of seismic date over a portion of the block, which it will use to map the area to determine potential drilling prospects during 2007.

Domestic United States Properties

The Company has interests in four producing wells in Brazos County Texas producing from the Buda/Georgetown formations. The Company also owns certain non-operated interests in Ship Shoal areas of the Gulf of Mexico. During 2006 the wells produced approximately 1,400 bbls of oil and 11 million cubic feet of gas net to the Company. No capital expenditures are anticipated in 2006 for these properties.

Aggregate Production

Aggregate production data (net to the Company) for all of the Company’s operations for the years 2006, 2005 and 2004 are shown below. The production figures exclude discontinued operations:

Company Owned Production

	Year Ended December 31,
	2006			2005			2004
	BOE	Bbl	Mcf	BOE	Bbl	Mcf	BOE	Bbl	Mcf
Average Daily Production (Oil in BOPD, gas in MCFD)	4,258	4,253	30	4,488	4,480	47	4,036	4,026	59
Average Sales Price ($/unit)	63.26	63.29	5.91	52.02	52.04	6.88	38.36	38.37	5.63
Average Production Cost ($/unit)	7.90	7.90	1.32	6.46	6.46	1.08	6.74	6.74	1.12

RESERVE INFORMATION

A reserve report as of December 31, 2006 has been prepared by Netherland Sewell & Associates, independent petroleum engineers. There have been no estimates of total proved net oil or gas reserves filed with or included in reports to any federal authority or agency other than the Commission since the beginning of the last fiscal year. The reserves are located in Gabon and in Texas (onshore and offshore).

	As of December 31,
	2006	2005	2004
Crude Oil
Proved Developed Reserves (MBbls)	4,686	5,326	4,738
Proved Undeveloped Reserves (MBbls)	1,305	2,501	3,996

Total Proved Reserves (MBbls)	5,991	7,827	8,734

Natural Gas
Proved Developed Reserves (MMcf)	17	21	54
Proved Undeveloped Reserves (MMcf)	—	—	—

Total Proved Reserves (MMcf)	17	21	54

Standard measure of proved reserves	$133,602	$161,209	$123,321

The following tables set forth the net proved reserves of the Company as of December 31, 2006, 2005 and 2004, and the changes during such periods.

	Oil (MBbls)	Gas (MMcf)
PROVED RESERVES:
BALANCE AT JANUARY 1, 2004	9,011	140
Production	(1,469)	(22)
Revisions	96	(64)
Additions	1,447	—
Sale of reserves in place	(351)	—

BALANCE AT DECEMBER 31, 2004	8,734	54
Production	(1,635)	(17)
Revisions	728	(16)

BALANCE AT DECEMBER 31, 2005	7,827	21
Production	(1,552)	(11)
Revisions	(1,590)	7
Additions	1,306	—

BALANCE AT DECEMBER 31, 2006	5,991	17

	Oil (MBbls)	Gas (MMcf)
PROVED DEVELOPED RESERVES
Balance at December 31, 2003	6,492	140
Balance at December 31, 2004	4,738	54
Balance at December 31, 2005	5,326	21
Balance at December 31, 2006	4,686	17

The Company maintains a policy of not booking proved reserves on discoveries until such time as a development plan has been prepared and approved by the Company’s partners in the discovery. Furthermore, if a government agreement that the reserves are commercial is required to develop the field, this approval must have been received prior to booking any reserves. The Company received approval for the development of the Ebouri discovery in October 2006. Accordingly the Company booked proved undeveloped reserves for Ebouri at year end 2006.

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

In accordance with the guidelines of the Securities and Exchange Commission, the Company’s estimates of future net cash flow from the Company’s properties and the present value thereof are made using oil and gas contract prices in effect as of year end and are held constant throughout the life of the properties except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. In Gabon, the price was $57.07/bbl representing a $1.81 discount to the spot price of Dated Brent Crude at December 31, 2006. In Texas, the price was $56.33 per barrel of oil and $4.99 per Mcf of gas. See Supplemental Information on Oil and Gas Producing Properties for certain additional information concerning the proved reserves of the Company.

Drilling History

The Company participated in two development wells in Gabon during 2006

	United States						International
	Gross			Net			Gross			Net
Wells Drilled	2006	2005	2004	2006	2005	2004	2006	2005	2004	2006	2005	2004
Exploration Wells
Productive	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	2.0	0.00	0.00	0.61
Dry	0.0	0.0	0.0	0.0	0.0	0.0	0.0	1.0	0.0	0.00	0.30	0.00
Development Wells
Productive	0.0	0.0	0.0	0.0	0.0	0.0	2.0	1.0	1.0	0.56	0.28	0.28
Dry	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.00	0.00	0.00

Total Wells	0.0	0.0	0.0	0.0	0.0	0.0	2.0	2.0	3.0	0.56	0.58	0.89

Acreage and Productive Wells

Below is the total acreage under lease and the total number of productive oil and gas wells of the Company as of December 31, 2006:

	United States		International
	Gross	Net (1)	Gross	Net (1)
	(In thousands except wells)
Developed acreage	6.7	0.8	25.0	7.0
Undeveloped acreage	0.0	0.0	2,439.8	1,057.7
Productive gas wells	1	0.1	0	0
Productive oil wells	9	1.4	6	1.7

(1)	Net acreage and net productive wells are based upon the Company’s working interest in the properties.

Office Space

The Company leases its offices in Houston, Texas (approximately 8,000 square feet) and in Port Gentile, Gabon (approximately 10,000 square feet), which management believes are suitable and adequate for the Company’s operations.

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

General

Since October 2006, the Company’s common stock has traded on the New York Exchange under the symbol EGY. Prior to such time the Company’s common stock traded on the American Stock Exchange under the symbol EGY. The following table sets forth the range of high and low sales prices of the common stock for the periods indicated.

Period	High	Low
2005:
First Quarter	$5.09	$3.60
Second Quarter	4.06	3.10
Third Quarter	4.88	3.49
Fourth Quarter	4.24	3.07

2006:
First Quarter	$7.30	$4.40
Second Quarter	10.00	6.03
Third Quarter	10.10	6.98
Fourth Quarter	8.81	6.99

2007:
First Quarter (through March 1, 2007)	$6.93	$6.25

On March 1, 2007 the last reported sale price of the common stock on the New York Stock Exchange was $6.36 per share.

As of March 1, 2007 there were approximately 16,000 holders of record of the Company’s common stock.

Dividends

The Company has not paid cash dividends and does not anticipate paying cash dividends on the common stock in the foreseeable future.

Performance Graph

The following graph compares the yearly percentage change in the Corporation’s cumulative total shareholder return on its common shares with the cumulative total return of the S&P 500 Index and the S&P/ TSX Capped Energy Index. For this purpose, the yearly percentage change in the Corporation’s cumulative total shareholder return is calculated by dividing (a) the sum of the dividends paid during the “measurement period,” and the difference between the price for the Corporation’s shares at the end and the beginning of the measurement period, by (b) the price for the Corporation’s common shares at the beginning of the measurement period. “Measurement period” means the period beginning at the market close on the last trading day before the beginning of the Corporation’s fifth preceding fiscal year, through and including the end of the Corporation’s most recently completed fiscal year. The Corporation first became listed on the New York Stock Exchange on October 12, 2006.

	2001	2002	2003	2004	2005	2006
VAALCO Energy, Inc	$100	$267	$255	$705	$771	$1227
S&P500 Composite	$100	$77	$97	$106	$109	$124
S&P/ TSX Capped Energy	$100	$111	$138	$178	$285	$290

Item 6.	Selected Financial Data

The following table sets forth, as of the dates and for the periods indicated, selected financial information about the Company. The financial information for each of the five years in the period ended December 31, 2006 has been derived from the Company’s audited Consolidated Financial Statements for such periods. The information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto. The following information is not necessarily indicative of the Company’s future results.

VAALCO ENERGY COMPANY

SELECTED HISTORICAL FINANCIAL INFORMATION

(In thousands, except per share amounts)

	Years Ended December 31,
	2006(3)	2005	2004	2003	2002
Revenues:
Oil and gas sales	$98,325	$84,935	$56,502	$35,481	$9,359
Gain on sale of assets	—	—	—	—	12

Total revenues	98,325	84,935	56,502	35,481	9,371

Operating costs and expenses:
Production expenses	12,217	10,584	9,958	8,969	2,414
Exploration expense	2,672	2,709	267	2,096	240
Depreciation, depletion and amortization	6,720	5,369	4,749	5,785	2,124
General and administrative expenses	2,386	2,696	1,260	2,007	1,496

Total operating costs and expenses	23,995	21,358	16,234	18,857	6,274

Operating income	74,330	63,577	40,268	16,624	3,097

Other income (expense):
Interest income	2,987	1,099	265	80	137
Interest expense	(1,026)	(418)	(485)	(2,630)	(828)
Other, net	(35)	131	22	—	(15)

Total other income (expense)	1,925	812	(198)	(2,550)	(706)

Income from continuing operations before taxes, minority interest and cumulative effect of accounting change	76,255	64,389	40,070	14,074	2,391
Income tax expense	30,496	31,491	11,972	5,514	1,385

Income from continuing operations before minority interest and cumulative effect of accounting change	45,760	32,898	28,098	8,560	1,006
Minority interest in earnings of subsidiaries	(5,174)	(3,647)	(3,069)	(1,306)	(341)

Income from continuing operations	40,585	29,251	25,029	7,254	665
Discontinued operations:
Loss from discontinued operations before income taxes (including loss on disposal of $125 in 2004)	(74)	(69)	(327)	(244)	(209)
Income taxes	(168)	—	(1,764)	209	(11)

Loss on discontinued operations (1)	(242)	(69)	(2,091)	(35)	(220)

Cumulative effect of accounting change (2)	—	—	—	1,717	—

Net income	$40,343	$29,182	$22,938	$8,936	$445

	Years Ended December 31,
	2006	2005	2004	2003	2002
Basic income per common share from continuing operations before cumulative effect of accounting change	$0.69	$0.56	$0.94	$0.34	$0.03
Loss from discontinued operations	—	—	(0.08)	—	(0.01)
Cumulative effect of accounting change	—	—	—	0.08	—

Basic income per common share	$0.69	$0.56	$0.86	$0.42	$0.02

Diluted income per common share from continuing operations before cumulative effect of accounting change	$0.67	$0.50	$0.43	$0.13	$0.01
Loss from discontinued operations	—	—	(0.04)	—	—
Cumulative effect of accounting change	—	—	—	0.03	—

Diluted income per common share	$0.67	$0.50	$0.39	$0.16	$0.01

Basic weighted average common shares outstanding	58,136	51,772	26,604	21,237	20,778

Diluted weighted average common shares outstanding	60,476	58,253	58,157	55,355	53,992

	As of December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data
Cash and cash equivalents	$60,979	$43,880	$27,574	$22,995	$7,724
Working capital	57,495	48,999	26,010	8,552	11,279
Net property and equipment	70,507	37,198	26,349	16,609	21,296
Total assets	167,942	98,162	68,371	46,367	48,563
Total debt	5,000	1,500	3,750	7,000	18,376
Total liabilities	37,715	14,061	16,427	20,416	32,684
Stockholders’ equity	122,264	78,315	47,808	24,554	15,198

(1)	In February 2004, the Company sold all of its assets in the Philippines and incurred a net loss on discontinued operations in that year of $2.1 million. Prior years have been restated to reflect the discontinued operations.

(2)	Effective January 1, 2003, the Company adopted SFAS 143 and recorded a cumulative effect of the change in accounting principle as an increase in earnings of $1.7 million.

(3)	Effective January 1, 2006 the Company adopted SFAS 123(R) resulting in expense of $1.1 million in 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In 2006, the Company developed the Avouma and South Tchibala discoveries during 2006 by setting a platform and tying the field back to the FPSO via a pipeline. Production from Avouma and South Tchibala commenced in January 2007.

The Company’s results of operations and financial condition are affected by currency exchange rates. While oil sales are denominated in U.S. dollars, portions of the operating costs in Gabon are denominated in the local currency. An increase in the exchange rate of the local currency to the dollar will have the effect of increasing operating costs while a decrease in the exchange rate will reduce operating costs. The Gabon local currency is tied to the Euro. The exchange rate between the Euro and the U.S. dollar has fluctuated widely in response to international political conditions, general economic conditions and other factors beyond our control. The Euro appreciated substantially against the U.S. dollar in 2004 and 2006, while in 2005 the U.S. dollar appreciated against the Euro.

A substantial portion of the Company’s oil production is located offshore Gabon. In Gabon, the Company produces into a 1.1 million barrel FPSO and sells cargos to ADDAX Oil and Gas Ltd. at spot market prices based on the price of Dated Brent.

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

For financial accounting purposes, the Company adopted SFAS 143 – Accounting for Asset Retirement Obligations on January 1, 2003. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived assets. Other exploration costs, including geological and geophysical expenses applicable to undeveloped leasehold, leasehold expiration costs and delay rentals are expensed as incurred.

In accordance with accounting under successful efforts method of accounting, the Company reviews proved oil and gas properties for indications of impairment whenever events or circumstances indicate that the carrying value of its oil and gas properties may not be recoverable. When it is determined that an oil and gas property’s estimated future net cash flows will not be sufficient to recover its carrying amount, an impairment charge must be recorded to reduce the carrying amount of the asset to its estimated fair value. This may occur if a field discovers lower than anticipated reserves or if commodity prices fall below a level that significantly effects anticipated future cash flows on the field.

SUSPENDED WELL COSTS

FASB Statement No. 19—Under the successful efforts method of accounting used by the Company for its oil and gas exploration and development costs, all expenditures related to exploration, with the exception of costs of drilling exploratory wells are charged to expense as incurred. The costs of exploratory wells are capitalized on the balance sheet pending determination of whether commercially producible oil and gas reserves have been discovered. If the determination is made that a well did not encounter potentially economic oil and gas quantities, the well costs are charged to expense. These determinations are re-evaluated quarterly.

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

The Company had $2.6 million of suspended well costs associated with the exploration well in the Ebouri field in Gabon which was being carried as work in progress at December 31, 2006. In July 2006, the Company received approval to declare the Ebouri field’s reserves commercial from the Gabon government and in October 2006 the Gabon government approved a development plan for the Ebouri field, and assigned a twenty year development area surrounding the field. Construction of the platform facilities to develop the Ebouri field is ongoing. The Company will no longer treat these costs as suspended once first production occurs, which is dependent upon construction and delivery of the platform facilities. First production is estimated to occur in 2008.

CAPITAL RESOURCES AND LIQUIDITY

Cash Flows

Net cash provided by operating activities for 2006 was $64.4 million, as compared to $35.9 million in 2005 and $22.8 million in 2004. Net cash provided by operations in 2006 consisted of net income of $40.3 million, non cash depreciation, depletion and amortization of $6.7 million, add back of exploration expense of $2.7 million, debt issuance costs amortized of $0.6 million and non cash stock based compensation of $1.1 million. Working capital other than cash increased $7.8 million, primarily associated with Gabon operations. A non cash add back of $5.2 million was associated with minority interest in VAALCO Gabon (Etame), Inc.

Net cash provided by operations in 2005 consisted of net income of $29.2 million, non-cash depreciation, depletion and amortization of $5.4 million and an add back of exploration expense of $2.7 million associated with the Avouma South exploration well. Working capital, other than cash, decreased $5.2 million in 2005 as compared to 2004, primarily associated with Gabon operations. A non cash add back of $3.6 million was associated with minority interest in VAALCO Gabon (Etame), Inc.

Net cash provided by operations in 2004 included net income of $22.9 million, non-cash depreciation, depletion and amortization of $4.8 million and working capital decreases net of taxes payable of $8.4 million, which was primarily associated with Gabon operations. Exploration expense added $0.3 million and non-cash loss on the sale of the Philippines assets added back $0.2 million. Also, non-cash add back of $3.1 million was associated with minority interests in VAALCO Gabon (Etame), Inc.

Net cash used in investing activities for 2006 was $50.0 million compared to $16.7 million net cash used in investing activities in 2005 and $14.7 million net cash used in investing activities in 2004. In 2006, the Company invested $22.4 million in Etame block operations primarily for development of the Avouma and South Tchibala fields and $10.8 million in bonus and leasehold payments for Block 5 offshore Angola. The Company also placed $14.8 million of funds in escrow to secure obligations in Angola, which was partially offset by the release of $1.1 million of funds in escrow associated with Gabon operations at year end 2005. The Company also incurred $2.7 million in exploration expenses associated seismic acquisition and reprocessing in the Etame block ($1.1 million), preparations for possible entry into the North Sea ($1.1 million), seismic processing for the Mutamba block onshore Gabon ($0.3 million), and in Angola ($0.1 million).

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

In 2006, cash provided by financing activities of $2.7 million consisted of $3.5 million net borrowings, $2.5 million proceeds from issuance of common stock and $3.0 used for distributions to minority interest holders. In addition the Company capitalized $0.3 million of debt issuance costs. In 2005, net cash used in financing activities was $2.9 million consisting of $2.3 million of debt repayment and $2.0 million of distributions to a minority interest holder, offset by $1.3 million of proceeds from the issuance of common stock. In 2004, net cash used by financing activities was $3.5 million, consisting of $3.3 million in debt repayment and $0.6 million in distributions to a minority interest holder, which was offset by $0.3 million proceeds from the issuance of common stock.

Capital Expenditures

During 2006, the Company spent approximately $22.4 million for the development of the Avouma and South Tchibala fields, and $10.8 million for the acquisition of Block 5 offshore Angola. During 2005, the Company spent $6.9 million to drill and hookup the Etame 6H well, $5.6 million on Avouma platform design and construction and $0.8 on gas lift compressor installation on the FPSO and other FPSO modifications. During 2004, the Company spent $9.7 million on activities associated with the Etame Phase 2 development program, and $4.6 million on the Ebouri and Avouma exploration wells. The Company may also participate in other exploration activities from time to time, although no other projects have been firmly designated at the time of this filing.

Historically, the Company’s primary sources of capital resources has been from cash flows from operations, private sales of equity, borrowings and purchase money debt. On December 31, 2006, the Company had cash balances of $61.0 million and funds in escrow for Angolan operations of $14.8 million. The Company believes that these cash balances combined with cash flow from operations will be sufficient to fund the Company’s 2007 capital expenditure budget of approximately $34.5 million to develop the Ebouri field, for Gabon and Angola seismic acquisition and processing and additional investments in working capital resulting from potential growth. As operator of Etame, Avouma and South Tchibala fields the Company enters into project related activities on behalf of its working interest partners. The Company generally obtains advances from it partners prior to significant funding commitments.

In June 2005, the Company executed a loan agreement for a $30.0 million revolving credit facility secured by the assets of the Company’s Gabon subsidiary. The facility is available to finance the Ebouri field development activities and other Etame block activities. The facility extends through June 2008 at which point it can be extended, or converted to a term loan. This facility became effective during the first quarter of 2006. This facility replaced an existing term credit facility, which was repaid on February 15, 2006 in connection with a borrowing from this revolving facility. The Company incurred a charge of $159,000 to write off capitalized finance charges associated with the early repayment of the term credit facility in the first quarter of 2006.

Contractual Obligations

The table below summarizes the Company’s obligations and commitments at December 31, 2006:

Payment Period

(in thousands)	2007		2008	2009	Thereafter
Long term debt(1)	—		5,000	—	—
Interest on long term debt	430	(2)	323	—	—
Operating leases(3)	19,385		16,510	16,355	12,561

1.	The facility extends through June 2008 at which point it can be extended or converted to a term loan.

2.	Interest is based on rates and principal payments in effect at 12/31/2006

3.	The Company is Guarantor of a lease for an FPSO utilized in Gabon, which represents $61.2 million of the total obligations. The Company can cancel the lease anytime after September 7, 2010, with 12 month prior notice. Approximately 72% of the payment is co-guaranteed by the Company’s partners in Gabon.

In addition to the contractual obligations described above, the Company is required to spend $2.1 million for its share of an exploration well on the Etame block by July 6, 2009 and $4.0 million for its share of an exploration well on the Mutamba Iroru block by November 11, 2008.

RESULTS OF OPERATIONS

Year Ended December 31, 2006 Compared to Years Ended December 31, 2005 and 2004

Amounts stated hereunder have been rounded to the nearest $100,000.

Revenues

Total oil and gas sales for 2006 were $98.3 million as compared to $84.9 and $56.5 million for 2005 and 2004. In 2006, the Company sold approximately 1,554,000 net bbls at an average price of $63.26 per bbl from the Etame field in Gabon. Revenues from Texas amounted to $0.2 million. In 2005, the Company sold 1,633,000 net bbls at an average price of $52.04 from the Etame field in Gabon. Revenues from Texas amounted to $0.2 million. In 2004, the Company sold 1,467,000 net bbls at an average price of $38.36 per bbl from the Etame field in Gabon. Revenues from Texas in 2004 were approximately $0.25 million. The decrease in oil volumes sold from the Etame field in 2006 compared to 2005 reflect declining oil rates from the field as well as lifting timing differences. The increased oil volumes from the Etame field in 2005 versus 2004 were due to the addition of the Etame 6H Phase 2 development well completed in July 2005.

Operating Costs and Expenses

Production expenses for 2006 were $12.2 million as compared to $10.6 and $10.0 million for 2005 and 2004. In 2006, operating expenses increased due to higher support vessel charges associated with crude oil lifting, and due to a change out of the communications system in Gabon to accommodate the new facilities for the Avouma and South Tchibala fields. In 2005, operating expenses increased due to higher support vessel charges associated with crude oil liftings, and an increase in the FPSO lease rate due to addition of the gas lift compressor. In 2004, operating expenses increased for the Etame field due to the devaluation of the dollar versus the Euro. Personnel costs for manning the FPSO are Euro based.

Exploration costs for 2006 were $2.7 million as compared to $2.7 and $0.3 million for 2005 and 2004. In 2006, the Company incurred exploration expenses associated seismic acquisition and reprocessing in the Etame block ($1.1 million), preparations for possible entry into the North Sea ($1.1 million), seismic processing for the Mutamba block onshore Gabon ($0.3 million), and in Angola ($0.1 million). In 2005, exploration expenditures were associated with the Avouma South exploration well, which did not encounter hydrocarbons and was plugged and abandoned. In 2004, exploration expenditures were associated with seismic processing and interpretation activities in Gabon.

Depreciation, depletion and amortization expense was $6.7 million for 2006, and was $5.4 million and $4.7 million for 2005 and 2004 respectively. Depletion, depletion and amortization expense increased in 2006 versus 2005 due to the full year effect of the addition of the costs of adding the Etame 6H well which came on line in July 2005. Depletion, depletion and amortization expense increased in 2005 versus 2004 primarily due to higher production rates.

General and administrative expenses for 2006 were $2.4 million as compared to $2.7 and $1.3 million for 2005 and 2004. General and administrative expenses decreased in 2006 versus 2005 due to higher general and administrative reimbursement received associated with the development of the Avouma and South Tchibala fields. General and administrative expenses increased in 2005 versus 2004 due to increased administrative activity to acquire the Mutamba Iroru block, and the Company’s efforts to open a new office in Aberdeen to evaluate entrance into the North Sea.

Operating Income

Operating income for 2006 was $74.3 million as compared to a $63.6 and $40.3 million operating income for 2005 and 2004. The Company benefited from higher oil prices in 2006 compared to 2005, which more than offset lower production rates. Higher oil sales volumes and prices in Gabon were the primary reason for the increases in 2005 as compared to 2004.

Other Income (Expense)

Interest income for 2006 was $3.0 million compared to $1.1 and $0.3 million in 2005 and 2004. Both the 2005 and 2006 amounts represent interest earned and accrued on cash balances and funds in escrow. Interest rates also increased in during in 2006 over 2005 and in 2005 over 2004.

Interest expense of $1.0 million was recorded in 2006 as compared to $0.4 and $0.5 million in 2005 and 2004. Interest in all three years was associated with the financings from the IFC for use on Etame block activities. In 2006, the Company also incurred $0.6 million of amortization of capitalized financing costs, compared to $0.2 million in each of 2005 and 2004.

Income Taxes

In 2006, the Company incurred $30.5 million of income taxes associated with the Etame field production, which were paid in Gabon. In 2005, the Company incurred $31.5 million of income taxes associated with the Etame field production, which were paid in Gabon. In 2004, the Company incurred $12.0 million of foreign income taxes associated with the Etame field production, which were paid in Gabon. The decrease in 2006 compared to 2005 was due to depreciation of Avouma and South Tchibala development costs which reduced profit oil tax payments. The increase in 2005 compared to 2004 was due to completing depreciation of all previous costs expended on the Etame block, which resulted in a higher tax rate per barrel.

Minority Interest

A provision for minority interest in the Gabon subsidiary of $5.2 million, $3.6 million and $3.1 million was made for in 2006, 2005 and 2004 respectively.

Loss from Discontinued Operations

Loss from discontinued operation in the Philippines was $0.2 million consisting of final branch profit remittance taxes paid in the Philippines. Loss from discontinued operation in the Philippines was $69,000 in 2005 for wind up costs of shutting down the branch offices in Manila. Loss from discontinued operations associated with the sale of the Company’s former Philippines assets was $2.1 million in 2004, consisting of $1.8 million in branch profit remittance income taxes and $0.3 million in general and administrative and interest costs associated with closing down the branch offices.

Net Income

Net income for 2006 was $40.3 million as compared to a net income of $29.2 and $22.9 million in 2005 and 2004. Higher oil prices in 2006 compared to 2005 more than offset a decline in production year over year. The impact of higher oil sales volumes in Gabon from the addition of the Etame 6H development well and higher oil and gas prices was responsible for the increase in net income in 2005 as compared to 2004.

NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 123(R), Share Based Payment—In December 2004, FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment, (“SFAS 123(R)”), which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS 123(R) focuses primarily on accounting for transactions with employees, and carries forward without change to prior guidance for share-based payments for transactions with non-employees.

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

The Company adopted SFAS 123(R) on January 1, 2006. The Company has elected to use the “modified prospective method.” Under the modified prospective method, the Company must recognize compensation cost for all awards granted after the Company adopts the standard and for the unvested portion of previously granted awards that are outstanding on that date. See Note 5—Stock Based Compensation.

SFAS No. 151, Inventory Costs—In November 2005, the FASB issued SFAS No. 151, Inventory Costs an amendment of Accounting Research Board (“ARB”) No. 43, Chapter 4, which amends Chapter 4 of ARB No. 43 that deals with inventory pricing. The statement clarifies the accounting for abnormal amounts of idle facility expenses, freight, handling costs, and spoilage. Under previous guidance, paragraph 5 of ARB No. 43, Chapter 4, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs might be considered to be so abnormal, under certain circumstances, as to require treatment as current period charges. This statement eliminates the criterion of “so abnormal” and requires that those items be recognized as current period charges. This statement was effective January 1, 2006 and there was no impact from the adoption of this standard on the Company’s financial position, results of operations or cash flows.

SFAS No. 153, Exchange of Non-Monetary Assets—In December 2005, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets an amendment of APB No. 29 (“Opinion 29”). This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement was effective January 1, 2006 and there was no impact from the adoption of this standard on the Company’s financial position, results of operations or cash flows.

FASB Statement No. 154, Accounting Changes and Error Corrections—In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections (SFAS 154). SFAS 154 requires companies to recognize changes in accounting principles, including changes required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods’ financial statements. This statement was effective January 1, 2006 and there was no impact from the adoption of Statement 154 on the Company’s financial position or results of operations.

FASB Statement No. 155, Accounting for Certain Hybrid Financial Instruments—In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), an amendment of FASB Statements No. 133 and No. 140. SFAS 155 amends SFAS 133, which required that a derivative embedded in a host contract that does not meet the definition of a derivative be accounted for separately under certain conditions. SFAS 155 amends SFAS 133 to narrow the scope exception to strips that represent rights to receive only a portion of the contractual interest cash flows or of the contractual principal cash flows of a specific debt instrument. In addition, SFAS 155 amends SFAS 140, which permitted a qualifying special-purpose entity to hold only a passive derivative financial instrument pertaining to beneficial interests issued or sold to parties other than the transferor. SFAS 155 amends SFAS 140 to allow a qualifying special purpose entity to hold a derivative instrument pertaining to beneficial interests that itself is a derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued (or subject to a remeasurement event) following the start of an entity’s first fiscal year beginning after September 15, 2006. The Company will adopt SFAS 155 on January 1, 2007 and does not expect this standard to have a material impact, if any, on its combined financial statements.

FASB Statement No. 157, Fair Value Measurements—In September 2006, the FASB issued FASB Statement 157 Fair Value Measurements, (“SAFS 157”), which provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under the Statement, fair value measurements are disclosed by level within that hierarchy. While the Statement does not add any new fair value measurements, it does change current practice. Changes to practice include:

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

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109—During July 2006, the FASB issued Financial Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes specific criteria for the financial statement recognition and measurement of the tax effects of a position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of previously recognized tax benefits, classification of tax liabilities on the balance sheet, recording interest and penalties on tax underpayments, accounting in interim periods, and disclosure requirements. FIN 48 is effective for fiscal periods beginning after December 15, 2006. The Company does not believe that the adoption of FIN 48 will have a material impact on its financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

The Company’s major market risk exposure continues to be the prices applicable to its oil and natural gas production. Sales prices are primarily driven by the prevailing market price. Historically, prices received for oil and natural gas production have been volatile and unpredictable.

Interest Rate Market Risk

At December 31, 2006, total debt was $5.0 million. The debt is tied to floating or market interest rates. Fluctuations in floating interest rates will cause the Company’s annual interest costs to fluctuate. During the fourth quarter of 2006, the interest rate on the Company’s bank debt averaged 8.9%. If the balance of the bank debt at December 31, 2006 were to remain constant, a 1% change in market interest rates would impact our cash flow by an estimated $12,500 per quarter.

Commodity Risk

In 2005, the Company utilized derivative commodity instruments to hedge future sales prices on a portion of its oil production to achieve a more predictable cash flow, as well as to reduce exposure to adverse price fluctuations of oil. The derivatives were not held for trading purposes. While the use of hedging arrangements limits the downside risk of adverse price movements, it also limits increases in future revenues as a result of favorable price movements. The use of hedging transactions also involves the risk that the counterparties are unable to meet the financial terms of such transactions. Hedging instruments that the Company has used are collars, which the Company generally places with major investment grade financial institutions believed to have minimal credit risks. The Company had no derivatives in place as of the date of this report.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including the Company’s principal executive and principal financial officers, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework which was completed on March 1, 2007, management concluded that its internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Deloitte and Touche LLP, an independent registered public accounting firm who audited the Company’s consolidated financial statements as of and for the year ended December 31, 2006, as stated in their report which follows.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fourth quarter of our fiscal year ended December 31, 2006 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of VAALCO Energy, Inc.

Houston, Texas

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that VAALCO Energy, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated March 6, 2007, expressed an unqualified opinion on those financial statements, and included an explanatory paragraph relating to the adoption of a new accounting principle for share-based payments.

/s/ Deloitte & Touche LLP
Houston, Texas

March 6, 2007

Item 9B.	Other Information

The Company has disclosed all information required to be disclosed in a current report on Form 8-K during the 4th quarter of the year ended December 31, 2006 in previously filed reports on Form 8-K.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information required by this item will be included in the Company’s proxy statement for its 2007 annual meeting, which will be filed with the Commission within 120 days of December 31, 2006, and which is incorporated herein by reference.

Item 11.	Executive Compensation

Information required by this item will be included in the Company’s proxy statement for its 2007 annual meeting, which will be filed with the Commission within 120 days of December 31, 2006, and which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Information required by this Item 403 of Regulation S-K concerning the security ownership of certain beneficial owners and management will be included in the Company’s proxy statement for its 2007 annual meeting, which will be filed with the Commission within 120 days of December 31, 2006, and which is incorporated herein by reference.

The following table provides information as of December 31, 2006 regarding the number of shares of common stock that may be issued under the Company’s compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	1,422,336	$1.95	—
Equity compensation plans not approved by security holders	2,946,345	$6.28	—

Total	4,368,671	$4.87	—

Item 13.	Certain Relationships and Related Transactions

Information required by this item will be included in the Company’s proxy statement for its 2007 annual meeting, which will be filed with the Commission within 120 days of December 31, 2006, and which is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference from the Company’s definitive proxy statement for its 2007 annual meeting, which will be filed with the Commission within 120 days of December 31, 2006, and which is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1. The following is an index to the financial statements and financial statement schedules that are filed as part of this Form 10-K.

(a)	2. Schedules other than those listed above are omitted because they are not required, not applicable or the required information is included in the financial statements or notes thereto.

(a)	3. Exhibits:

3.	Articles of Incorporation and Bylaws

3.1(b)	Restated Certificate of Incorporation

3.2(b)	Certificate of Amendment to Restated Certificate of Incorporation

3.3(b)	Bylaws

3.4(b)	Amendment to Bylaws

3.5(c)	Designation of Convertible Preferred Stock, Series A

10.	Material Contracts

10.1(d)	Indemnity Agreement entered into among the Company and certain of its officers and directors listed therein.

10.2(e)	Exploration and Production Sharing contract between the Republic of Gabon and VAALCO Gabon (Etame), Inc. dated July 7, 1995.

10.3(e)	Deed of Assignment and Assumption between VAALCO Gabon (Etame), Inc., VAALCO Energy (Gabon), Inc. and Petrofields Exploration & Development Co., Inc. dated September 28, 1995.

10.4(f)	Letter of Intent for Etame Block, Offshore Gabon dated January 22, 1998 between the Company and Western Atlas International, Inc.

10.5(g)	2001 Stock Incentive Plan dated August 16, 2001

10.6(h)	Trustee and Paying Agent Agreement by and between VAALCO Gabon (Etame), Inc., J.P. Morgan Trustee and Depositary Company Limited and JPMorgan Chase Bank, London Branch, dated June 26, 2002.

10.7(i)	Stock Purchase Agreement dated as of August 23, 2002, by and between the Company, VAALCO International, Inc. and Nissho Iwai Corporation.

10.8(i)	Stockholders’ Agreement dated August 23, 2002, by and among the Company, VAALCO International, Inc. and Nissho Iwai Corporation.

10.9(i)	Subscription Agreement between the Company and VAALCO International, Inc. dated August 23, 2002.

10.10(j)	2003 Stock Incentive Plan dated December 16, 2003

10.11(k)	Exploration and Production Sharing contract between the Republic of Gabon and VAALCO Production (Gabon), Inc., Permit Mutamba Iroru dated November 11, 2005.

10.12(l)	Loan Agreement between VAALCO Gabon (Etame), Inc. and International Finance Corporation dated June 13, 2005

21.	Subsidiaries of the Company

21.1	Subsidiaries of the Registrant

23.	Consents of Experts and Counsel

23.1	Consent of Deloitte and Touche LLP

23.2	Consent of Netherland Sewell

31.	Rule 13a-14(a) Certifications

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.	Section 1350 Certifications

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

(a)	Filed as an exhibit to the Company’s report on Form 8-K filed with the Commission on March 4, 1998 (file no. 000-20928) and hereby incorporated by reference herein.

(b)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 filed with the Commission on July 15, 1998 and hereby incorporated by reference herein.

(c)	Filed as an exhibit to the Company’s Report on Form 8-K filed with the Commission on May 6, 1998 and hereby incorporated by reference herein.

(d)	Filed as an exhibit to the Company’s Form 10 (File No. 0-20928) filed on December 3, 1992, as amended by Amendment No. 1 on Form 8 on January 7, 1993, and by Amendment No. 2 on Form 8 on January 25, 1993, and hereby incorporated by reference herein.

(e)	Filed as an exhibit to the Company’s Form 10-QSB for the quarterly period ended September 30, 1995, and hereby incorporated by reference herein.

(f)	Filed as an exhibit to the Company’s Form 10-KSB for the annual period ended December 31, 1996, and hereby incorporated by reference herein.

(g)	Filed as an exhibit to the Company’s Registration Statement Form S-8 filed with the Commission on August 18, 2001, and incorporated by reference herein

(h)	Filed as an exhibit to the Company’s Form 10-QSB for the quarterly period ended June 30, 2002, and hereby incorporated by reference herein.

(i)	Filed as an exhibit to the Company’s Form 10-QSB for the quarterly period ended September 30, 2002, and hereby incorporated by reference herein.

(j)	Filed as an exhibit to Form10-KSB for the annual period ended December 31, 2004, and hereby incorporated by reference herein.

(k)	Filed as an exhibit to Form 10K for the annual period ended December 31, 2005, and hereby incorporated by reference herein.

(l)	Filed as an exhibit to the Company’s Form 8K filed with the Commission on February 21, 2006, and hereby incorporated by reference herein.

Glossary of Oil and Gas Terms

Terms used to describe quantities of oil and natural gas

•	Bbl—One stock tank barrel, or 42 US gallons liquid volume, of crude oil or other liquid hydrocarbons.

•	Bcf—One billion cubic feet of natural gas.

•	Bcfe—One billion cubic feet of natural gas equivalent.

•	BOE—One barrel of oil equivalent, converting gas to oil at the ratio of 6 Mcf of gas to 1 Bbl of oil.

•	BOPD—One barrel of oil per day

•	MBbl—One thousand Bbls.

•	Mcf—One thousand cubic feet of natural gas.

•	McfD—One thousand cubic feet of natural gas per day.

•	Mcfe—One thousand cubic feet of natural gas equivalent.

•	MMBbl—One million Bbls of oil or other liquid hydrocarbons.

•	MMcf—One million cubic feet of natural gas.

•	MBOE—One thousand BOE.

•	MMBOE—One million BOE.

Terms used to describe the Company’s interests in wells and acreage

•	Gross oil and gas wells or acres—The Company’s gross wells or gross acres represent the total number of wells or acres in which the Company owns a working interest.

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

Terms which describe the productive life of a property or group of properties

•

Reserve life—A measure of the productive life of an oil and gas property or a group of oil and gas properties, expressed in years. Reserve life for the years ended December 31, 2006, 2005 or 2004 equal the estimated net proved reserves attributable to a property or group of properties divided by production from the property or group of properties for the four fiscal quarters preceding the date as of which the proved reserves were estimated.

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
W. Russell Scheirman, President, Chief Financial Officer and Director

Dated March 6, 2007

In accordance with the Exchange Act, this report has been signed below on the 6th day of March, by the following persons on behalf of the registrant and in the capacities indicated.

	Signature	Title
By:	/s/ ROBERT L. GERRY, III. Robert L. Gerry, III.	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ W. RUSSELL SCHEIRMAN W. Russell Scheirman	President, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ Robert H. Allen Robert H. Allen	Director

By:	/s/ Luigi Caflisch Luigi Caflisch	Director

By:	/s/ O. Donald Chapolton O. Donald Chapolton	Director

By:	/s/ William S. Farish William S. Farish	Director

By:	/s/ Arne R. Nielsen Arne R. Nielsen	Director

VAALCO ENERGY, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of VAALCO Energy, Inc. and Subsidiaries:

We have audited the consolidated balance sheets of VAALCO Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related statements of consolidated operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of VAALCO Energy, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 5 to the financial statements, effective January 1, 2006, the Company changed its method of accounting for share based payments.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Houston, Texas

March 6, 2007

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands of dollars, except number of shares and par value amounts)

	December 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$60,979	$43,880
Funds in escrow	4,764	1,130
Receivables:
Trade	7,608	6,453
Accounts with partners	5,540	2,255
Other	1,333	1,234
Crude oil inventory	560	518
Materials and supplies	324	290
Prepayments and other	3,073	2,185

Total current assets	84,181	57,945

Property and equipment – successful efforts method:
Wells, platforms and other production facilities	90,398	43,805
Work in progress	3,720	10,832
Equipment and other	1,854	1,783

	95,972	56,420
Accumulated depreciation, depletion and amortization	(25,465)	(19,222)

Net property and equipment	70,507	37,198

Other assets:
Deferred tax asset	1,257	1,257
Funds in escrow	10,843	820
Other long term assets	1,154	942

TOTAL	$167,942	$98,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$26,686	$8,555
Current liabilities of discontinued operations	—	391

Total current liabilities	26,686	8,946

Long term debt	5,000	1,500
Asset retirement obligations	6,029	3,615

Total liabilities	37,715	14,061

Commitments and contingencies
Minority interest in consolidated subsidiaries	7,963	5,786
Stockholders’ equity:
Common stock, $0.10 par value, 100,000,000 authorized shares 60,058,155 and 58,314,792 shares issued with 1,060,342 in treasury at December 31, 2006 and 2005, respectively	6,006	5,831
Additional paid-in capital	48,093	44,662
Retained earnings	68,431	28,088
Less treasury stock, at cost	(266)	(266)

Total stockholders’ equity	122,264	78,315

TOTAL	$167,942	$98,162

See notes to consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(in thousands of dollars, except per share amounts)

	Year Ended December 31
	2006	2005	2004
Revenues:
Oil and gas sales	$98,325	$84,935	$56,502

Operating costs and expenses:
Production expenses	12,217	10,584	9,958
Exploration expense	2,672	2,709	267
Depreciation, depletion and amortization	6,720	5,369	4,749
General and administrative expenses	2,386	2,696	1,260

Total operating costs and expenses	23,995	21,358	16,234

Operating income	74,330	63,577	40,268
Other income (expense):
Interest income	2,987	1,099	265
Interest expense	(1,026)	(418)	(485)
Other, net	(36)	131	22

Total other income (expense)	1,925	812	(198)

Income from continuing operations before income taxes, minority interest and discontinued operations	76,255	64,389	40,070
Income tax expense	30,496	31,491	11,972

Income from continuing operations before minority interest and discontinued operations	45,759	32,898	28,098
Minority interest in earnings of subsidiaries	(5,174)	(3,647)	(3,069)

Income from continuing operations	40,585	29,251	25,029
Discontinued operations: (Note 11)
Loss from discontinued operations net of tax	(242)	(69)	(2,091)

Net income	$40,343	$29,182	$22,938

Basic income per share from continuing operations	$0.69	$0.56	$0.94
Income (loss) from discontinued operations	—	—	(0.08)

Basic income per share	$0.69	$0.56	$0.86

Diluted income per share from continuing operations	$0.67	$0.50	$0.43
Income (loss) from discontinued operations	—	—	$(0.04)

Diluted income per share	$0.67	$0.50	$0.39

Basic weighted shares outstanding	58,136	51,772	26,604

Diluted weighted average shares outstanding	60,476	58,253	58,157

See notes to consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(in thousands of dollars)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2004	10,000	$250	21,531,829	$2,153	$46,358	$(24,032)	$(175)	$24,554

Conversion of Preferred Shares	(3,333)	(83)	9,165,750	916	(833)	—	—	—
Proceeds from stock issuance	—	—	2,546,665	255	87	—	—	342
Purchase of treasury shares	—	—	—	—	—	—	(26)	(26)
Net Income	—	—	—	—	—	22,938	—	22,938

Balance at December 31, 2004	6,667	167	33,244,244	3,324	45,612	(1,094)	(201)	47,808

Conversion of Preferred Shares	(6,667)	(167)	18,334,250	1,833	(1,666)	—	—	—
Proceeds from stock issuance	—	—	6,736,298	674	716	—	—	1,390
Purchase of treasury shares	—	—	—	—	—	—	(65)	(65)
Net Income	—	—	—	—	—	29,182	—	29,182

Balance at December 31, 2005	—	—	58,314,792	5,831	44,662	28,088	(266)	78,315

Proceeds from stock issuance	—	—	1,743,363	175	2,366	—	—	2,541
Stock based compensation	—	—	—	—	1,065	—	—	1065
Net Income	—	—	—	—	—	40,343	—	40,343

Balance at December 31, 2006	—	$—	60,058,155	$6,006	$48,093	$68,431	$(266)	$122,264

See notes to consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

(in thousands of dollars)

	Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$40,343	$29,182	$22,938
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	6,720	5,369	4,749
Amortization of debt issuance costs	596	159	165
Exploration expense	2,672	2,709	267
Loss on asset sales	—	—	191
Stock based compensation	1,065	—	—
Minority interest in earnings of subsidiary	5,174	3,647	3,070
Change in operating assets and liabilities:
Trade receivables	(1,155)	(1,117)	(4,786)
Accounts with partners	(3,285)	883	(6,251)
Other receivables	(99)	(1,025)	241
Crude oil inventory	(42)	206	(138)
Materials and supplies	(34)	24	(364)
Deferred tax asset	—	33	(410)
Prepayments and other	(889)	(1,184)	(797)
Accounts payable and accrued liabilities	13,761	(2,845)	2,059
Accounts payable discontinued operations	(391)	—	—
Income taxes payable	—	(140)	1,859

Net cash provided by operating activities	64,436	35,901	22,793

CASH FLOWS FROM INVESTING ACTIVITIES
Funds in escrow, net	(13,657)	9	986
Discontinued operations transaction expense	—	—	(1,187)
Exploration expense	(2,672)	(2,709)	(267)
Additions to property and equipment	(33,244)	(13,347)	(14,324)
Other—net	(473)	(625)	113

Net cash used in investing activities	(50,046)	(16,672)	(14,679)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	2,541	1,325	315
Debt issuance costs capitalized	(335)	—	—
Borrowings	5,000	—	—
Debt repayment	(1,500)	(2,250)	(3,250)
Distribution to minority interest	(2,997)	(1,998)	(600)

Net cash provided by (used in) financing activities	2,709	(2,923)	(3,535)

NET CHANGE IN CASH AND CASH EQUIVALENTS	17,099	16,306	4,579
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	43,880	27,574	22,995

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$60,979	$43,880	$27,574

Supplemental disclosure of cash flow information
Income taxes paid	$30,496	$31,598	$27,574
Interest paid	$333	$209	$325
Supplemental disclosure of non cash flow information
Investment in property and equipment not paid	$4,956	$585	—
Treasury stock purchase	—	$65	$26
Conversion of preferred stock and warrants	—	$1,833	—

See notes to consolidated financial statements.

VAALCO ENERGY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

VAALCO Energy, Inc., a Delaware corporation, is a Houston-based independent energy company principally engaged in the acquisition, exploration, development and production of crude oil and natural gas. As used herein, the terms “Company” and “VAALCO” mean VAALCO Energy, Inc. and its subsidiaries, unless the context otherwise requires. VAALCO owns producing properties and conducts exploration activities as operator of consortiums internationally in Gabon and Angola. Domestically, the Company has interests in the Texas Gulf Coast area. In Gabon and Angola, VAALCO serves as the operator for groups of companies which own the working interest in the production sharing contract, collectively referred to as a consortium.

VAALCO’s active subsidiaries include VAALCO Gabon (Etame), Inc., VAALCO Production (Gabon), Inc., VAALCO Angola (Kwanza), Inc. and VAALCO Energy (USA), Inc.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The portion of the income and net assets applicable to the non-controlling interest in the majority-owned operations of the Company’s Gabon subsidiary is reflected as minority interest. All significant transactions within the consolidated group have been eliminated in consolidation.

Cash and Cash Equivalents—For purposes of the statements of consolidated cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash and cash equivalents.

Funds in Escrow—Escrow cash includes cash that is contractually restricted for non-operational purposes such as debt service and capital expenditures. Restricted cash and cash equivalents are classified as a current or non-current asset based on their designated purpose. Current amounts at December 31, 2006 represent an escrow securing the Company’s seismic obligations for Block 5 in Angola. Current amounts at December 31, 2005 represent an escrow for principal and interest on the Company’s then outstanding loan amounting to $1.1 million. Long term amounts represent amounts to secure the Company’s drilling obligations in Angola ($10.0 million), an escrow to secure charter payments for the Floating Production Storage and Offloading tanker (“FPSO”) in Gabon ($0.8 million) and for the abandonment of certain Gulf of Mexico properties ($40 thousand). The Company invests funds in escrow and excess cash in certificates of deposit and commercial paper issued by banks with maturities typically not exceeding 90 days.

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

VAALCO ENERGY, INC AND SUBSIDIARIES

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

Foreign Exchange Transactions—For financial reporting purposes, the subsidiaries use the United States dollar as their functional currency. Monetary assets and liabilities denominated in foreign currency are translated to U.S. dollars at the rate of exchange in effect at the balance sheet date, and items of income and expense are translated at average monthly rates. Nonmonetary assets and liabilities are translated at the exchange rate in effect at the time such assets were acquired and such liabilities were incurred. Gains and losses on foreign currency transactions are included in income currently. The Company incurred a gain on foreign currency transactions of $110 in 2006, $126 in 2005 and $19 in 2004.

Accounts With Partners—Accounts with partners represent cash calls due or excess cash calls paid by the partners for exploration, development and production expenditures made by VAALCO Gabon (Etame), Inc.

Revenue Recognition—The Company recognizes revenues from crude oil and natural gas sales upon delivery to the buyer.

Stock-Based Compensation—On January 1, 2006, the Company adopted SFAS 123(R), Share-Based Payments. Prior to the adoption of SFAS 123(R), the Company had adopted the disclosure-only provisions of SFAS 123 Accounting for Stock-Based Compensation and continued to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation cost had been recognized for the Company’s stock-based plans prior to January 1, 2006. (See Note 5 – Stock Based Compensation)

Fair Value of Financial Instruments—The Company’s financial instruments consist primarily of cash, funds in escrow, trade accounts, note receivables, trade payables and debt. The book values of cash, trade receivables, and trade payables are representative of their respective fair values due to the short-term maturity of these instruments. The book value of the Company’s notes receivable and debt instruments are considered to approximate the fair value, as the interest rates are adjusted based on rates currently in effect.

VAALCO ENERGY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Risks and Uncertainties—The Company’s interests are located overseas in certain offshore areas in Gabon and in Texas.

Substantially all of the Company’s crude oil and natural gas is sold at the well head at posted or index prices under short-term contracts, as is customary in the industry. In Gabon, effective January 1, 2007, the Company sells crude oil under a contract with ADDAX Oil and Gas, Ltd.. In 2006 Trafigura Beheer B.V. and in 2005 and 2004 Shell Western Supply and Trading Limited, respectively, were the crude oil buyers in Gabon and accounted for all of the Company’s revenues in Gabon for those years. While the loss of the Company’s buyer might have a material effect on the Company in the near term, management believes that the Company would be able to obtain other customers for its crude oil. Domestic production is sold under two types of contracts, one for oil and one for gas. The Company has access to several alternative buyers for oil and gas sales domestically.

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

Reclassifications—Certain immaterial amounts from 2004 and 2005 have been reclassified in the statement of cash flows to conform to the 2006 presentation.

3.	NEW ACCOUNTING PRONOUNCEMENTS

SFAS 151, Inventory Costs—In November 2005, the Financial Accounting Standards Board (the “FASB”) issued SFAS 151, Inventory Costs an amendment of Accounting Research Board (“ARB”) 43, Chapter 4, which amends Chapter 4 of ARB 43 that deals with inventory pricing. The statement clarifies the accounting for abnormal amounts of idle facility expenses, freight, handling costs, and spoilage. Under previous guidance, paragraph 5 of ARB 43, Chapter 4, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs might be considered to be so abnormal, under certain circumstances, as to require treatment as current period charges. This statement eliminates the criterion of “so abnormal” and requires that those items be recognized as current period charges. This statement was effective January 1, 2006 and there was no impact from the adoption of this standard on the Company’s financial position, results of operations or cash flows.

SFAS 153, Exchange of Non-Monetary Assets—In December 2005, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets an amendment of APB 29 (“Opinion 29”). This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement was effective January 1, 2006 and there was no impact from the adoption of this standard on the Company’s financial position, results of operations or cash flows.

VAALCO ENERGY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FASB Statement 154, Accounting Changes and Error Corrections – In May 2005, the FASB issued FASB Statement 154, Accounting Changes and Error Corrections (SFAS 154). SFAS 154 requires companies to recognize changes in accounting principles, including changes required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods’ financial statements. This statement was effective January 1, 2006 and there was no impact from the adoption of Statement 154 on the Company’s financial position or results of operations.

FASB Statement 155, Accounting for Certain Hybrid Financial Instruments – In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), an amendment of FASB Statements 133 and 140. SFAS 155 amends SFAS 133, which required that a derivative embedded in a host contract that does not meet the definition of a derivative be accounted for separately under certain conditions. SFAS 155 amends SFAS 133 to narrow the scope exception to strips that represent rights to receive only a portion of the contractual interest cash flows or of the contractual principal cash flows of a specific debt instrument. In addition, SFAS 155 amends SFAS 140, which permitted a qualifying special-purpose entity to hold only a passive derivative financial instrument pertaining to beneficial interests issued or sold to parties other than the transferor. SFAS 155 amends SFAS 140 to allow a qualifying special purpose entity to hold a derivative instrument pertaining to beneficial interests that itself is a derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued (or subject to a remeasurement event) following the start of an entity’s first fiscal year beginning after September 15, 2006. The Company will adopt SFAS 155 on January 1, 2007 and does not expect this standard to have a material impact, if any, on its combined financial statements.

FASB Statement 157, Fair Value Measurements – In September 2006, the FASB issued FASB Statement 157 Fair Value Measurements, (“SFAS 157”), which provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under the Statement, fair value measurements are disclosed by level within that hierarchy. While the Statement does not add any new fair value measurements, it does change current practice. Changes to practice include:

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

The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that no financial statements have yet been issued within that fiscal year by the reporting entity. The Statement shall be applied prospectively as of the beginning of the fiscal year in which the Statement is initially applied. The Company will adopt SFAS 157 on January 1, 2008 and does not expect this standard to have a material impact, if any, on its financial statements.

FASB Interpretation 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109—During July 2006, the FASB issued Financial Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”). FIN 48 addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes specific criteria for the financial statement recognition and measurement of the tax effects of a position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of previously recognized tax benefits, classification of tax

VAALCO ENERGY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liabilities on the balance sheet, recording interest and penalties on tax underpayments, accounting in interim periods, and disclosure requirements. The Company does not believe that the adoption of FIN 48 will have a material impact on its financial statements.

4.	SUSPENDED WELL COSTS

On April 4, 2005, the FASB issued FASB Staff Position FAS 19-1 (“FSP FAS 19-1”), which addressed a discussion that was ongoing within the oil industry regarding capitalization of costs of drilling exploratory wells. Paragraph 19 of FASB Statement No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies (“FASB 19”), requires costs of drilling exploratory wells to be capitalized pending determination of whether the well has found proved reserves. If the well has found proved reserves, the capitalized costs become part of the entity’s wells, equipment, and facilities. If, however, the well has not found proved reserves, the capitalized costs of drilling the well are expensed. Questions arose in practice about the application of this guidance due to changes in oil and gas exploration processes and lifecycles. The issue was whether there are circumstances that would permit the continued capitalization of exploratory well costs if reserves cannot be classified as proved within one year following the completion of drilling, other than when additional exploration wells are necessary to justify major capital expenditures and those wells are underway or firmly planned for the near future. FSP FAS 19-1 amends FASB 19 to allow for the continued capitalization of suspended well costs when the well has found a sufficient quantity of reserves to justify its completion as a producing well and the enterprise is making sufficient progress assessing the reserves and the economic and operating viability of the plan. The issuance of this amendment did not result in an adjustment to the Company suspended well costs.

The Company had $2.6 million of suspended well costs associated with the exploration well in the Ebouri field in Gabon which was being carried as work in progress at December 31, 2006. In July 2006, the Company received approval to declare the Ebouri field’s reserves commercial from the Gabon government and in October 2006 the Gabon government approved a development plan for the Ebouri field, and assigned a twenty year development area surrounding the field. The Company will no longer treat these costs as suspended once first production occurs, which is dependent upon construction and delivery of the platform facilities. First production is estimated to occur in 2008.

The table below provides additional information with respect to the Company’s capitalized exploration drilling costs.

	2006	2005		2004
Beginning balance at January 1	$6,533	$6,508		$1,905
Additions to capitalized exploratory drilling costs	—	2,426		4,603
Capitalized exploratory drilling costs reclassified to property and equipment	(3,926)	—		—
Capitalized exploratory drilling costs expensed	—	(2,401)		—

Ending balance at December 31	$2,607	$6,533		$6,508

Number of wells requiring major capital expenditures where additional drilling efforts are not underway or firmly planned for the near future	0	1	(1)	2	(2)
Amount capitalized for wells requiring major capital expenditures where additional drilling efforts are not underway or firmly planned	—	$2,607		$2,597

(1)	Ebouri No. 1 well, see discussion above.

(2)	Ebouri No. 1 well and Avouma No. 1 well

VAALCO ENERGY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The $2,607 of exploratory drilling costs capitalized at December 31, 2006 are all associated with proven undeveloped reserves and were capitalized in 2006. There are no capitalized exploratory drilling costs associated with unproven reserves.

5.	STOCK BASED COMPENSATION

SFAS 123(R), Share Based Payment—In December 2004, FASB issued SFAS 123 (Revised 2004), Share-Based Payment, (“SFAS 123(R)”), which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS 123(R) focuses primarily on accounting for transactions with employees, and carries forward without change to prior guidance for share-based payments for transactions with non-employees.

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

The Company adopted SFAS 123(R) on January 1, 2006. The Company has elected to use the “modified prospective method.” Under the modified prospective method, the Company recognizes compensation cost for all awards granted after the Company adopts the standard and for the unvested portion of previously granted awards that are outstanding on that date.

Stock options are granted under the Company’s long-term incentive plan and have an exercise price that may not be less than the fair market value of the underlying shares on the date of grant. In general, stock options granted will become exercisable over a period determined by the Compensation Committee. In addition, stock options will become exercisable upon a change in control, unless provided otherwise by the Compensation Committee. At December 31, 2006 there were no shares subject to options authorized but not granted.

During the year ended December 31, 2006, the Company granted 100,000 stock options to purchase an equal number of common shares at an exercise price of $6.20 per share to a newly appointed director. The options were vested on the date of the grant and have a term of five years. During the year ended December 31, 2006, a total of 1,811,500 options were granted to employees and directors on December 12, 2006 at an exercise price of $7.97 per share. The options have a five year term and one third of each employee’s options vest on each of December 12, 2007, 2008 and 2009, so long as the employee continues to be employed by the Company. The directors’ options (125,000 total) vested on the issuance date.

For the year ended December 31, 2006, the Company recognized non-cash compensation expense of $1.1 million (or $0.02 and $0.02 per basic and diluted share), related to stock options granted and stock options which vested during the period, net of anticipated forfeitures. This amount was recorded as general and administrative expense. Because the Company does not pay significant United States taxes, no amounts were recorded for tax benefits related to excess stock based compensation deductions.

VAALCO ENERGY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the unit option activity for the year ended December 31, 2006 is provided below:

	Number of Units Underlying Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding—beginning of period	4,340	$2.15	3.08	$19.9
Granted	1,911	7.88	4.90	(2.1)
Exercised	(1,744)	1.47	2.13	(9.2)
Forfeited	(138)	3.85	3.04	(0.4)

Outstanding—end of period	4,369	4.87	3.65	8.2

Vested—end of period	2,293	$2.76	2.80	$9.1

Vested and expected to vest—end of period	4,141	$4.75	3.60	$8.3

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option. As of December 31, 2006, unrecognized compensation costs totaled $3.2 million. The expense is expected to be recognized over a weighted average period of 1.5 years.

A summary of the values of options granted, exercised and vested for each of the years ending December 31, 2006, 2005 and 2004 is provided below:

	2006	2005	2004
Options granted—(thousands)	1,911	1,657	—
Weighted average exercise price—($/share)	$7.88	$3.86	$—
Weighted average grant-date fair value—($/share)	$2.23	$2.20	$—
Options/warrants exercised (thousands)(1)	1,744	6,236	2,547
Total intrinsic value of options/warrants exercised—($thousands)	$10,885	$23,950	$8,217
Options vested—(thousands)	694	1,964	1,215
Total fair value of options vested ($thousands)	$1,558	$1,614	$389

(1)	5,500,000 and 2,000,000 warrants were exercised in 2005 and 2004 respectively with an intrinsic value of $20.4 million and $6.5 million respectively. There were no warrants outstanding at December 31, 2006 and 2005

The Company received cash proceeds of $2.5 million from options exercised in 2006.

VAALCO ENERGY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Years Ended December 31,	2005	2004
Net income as reported	$29,182	$22,938
Deduct: Total stock based employee compensation expense	2,909	959

Proforma net income	$26,273	$21,979

Basic earnings per share
As reported	$0.56	$0.86
Pro forma	$0.51	$0.83

Diluted earnings per share
As reported	$0.50	$0.39
Pro forma	$0.45	$0.38

The total stock based employee compensation expense was determined under the fair value based method for all awards, net of related tax effects.

The effects of applying SFAS No. 123 in the disclosure may not be indicative of future amounts as additional awards in future years are anticipated.

The valuation of the options is based upon a Black Scholes model assuming expected volatility ranging from 31% to 62%, risk-free interest rate ranging from 5.5% to 8.0%, expected life of options of 3 to 10 years, depending upon the award and expected dividend yield of 0%. The table below summarizes the assumptions used to value the options issued in 2006, and 2005. No options were granted in 2004.

Year	Options Issued	Volatility Range	Weighted Avg. Volatility	Life Range	Risk Free Interest Range	Expected Dividend Yield
2006	1,911	31-56%	32%	2.5-5 years	5.5-8.0%	0%
2005	1,507	62%	62%	3-10 years	5.5%	0%

The Company has no set policy for sourcing shares for options grants. Historically the shares issued under options grants have been new shares.

6.	STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

The Company is authorized to issue up to 100 million shares of common stock. Stockholder’s equity consists of common stock and options. Set out in the table below is a summary of the number of shares on an as converted basis assuming cash exercise of all options outstanding as of December 31, 2006 and 2005.

	2006	2005
Common shares issued and Outstanding (1)	58,997,813	57,254,450
Options	4,368,672	4,339,535

Total shares on an as converted, As exercised basis	63,366,485	61,593,985

(1)	Net of treasury shares

VAALCO ENERGY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company follows SFAS No. 128 – “Earnings per Share,” which establishes the requirements for presenting earnings per share (“EPS”). SFAS No. 128 requires the presentations of “basic” and “diluted” EPS on the face of the income statement.

The following schedule is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations.

(In thousands except per share amounts)	For the Year Ended December 31, 2006
	Per-Share Amount	Net Income (Numerator)	Shares (Denominator)
Basic EPS
Income from continuing operations attributable to common stockholders	$0.69	$40,585	58,136
Loss from discontinued operations attributable to common stockholders	—	(242)	—

Net income attributable to common stockholders	0.69	40,343	58,136

Effect of Dilutive Securities
Common stock and options	(0.02)	—	2,340

Diluted EPS
Net income attributable to common stockholders	$0.67	$40,343	60,476

(In thousands except per share amounts)	For the Year Ended December 31, 2005
	Per-Share Amount	Net Income (Numerator)	Shares (Denominator)
Basic EPS
Income from continuing operations attributable to common stockholders	$0.56	$29,251	51,772
Loss from discontinued operations attributable to common stockholders	—	(69)	—

Net income attributable to common stockholders	0.56	29,182	51,772

Effect of Dilutive Securities
Preferred stock, common stock options and warrants	(0.06)	—	6,481

Diluted EPS
Net income attributable to common stockholders	$0.50	$29,182	58,253

VAALCO ENERGY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except per share amounts)	For the Year Ended December 31, 2004
	Per-Share Amount	Net Income (Numerator)	Shares (Denominator)
Basic EPS
Income from continuing operations attributable to common stockholders	$0.94	$25,029	26,604
Loss from discontinued operations attributable to common stockholders	(0.08)	(2,091)	26,604

Net income attributable to common stockholders	0.86	22,938	26,604

Effect of Dilutive Securities
Preferred stock, common stock options and warrants	(0.47)	—	31,553

Diluted EPS
Net income attributable to common stockholders	$0.39	$22,938	58,157

Diluted shares consist of the following:

	Year Ended
Item	December 31, 2006	December 31, 2005	December 31, 2004
Basic weighted average common stock issued and outstanding	58,135,850	51,772,219	26,604,299
Preferred stock convertible to Common stock	—	3,817,542	22,942,168
Dilutive warrants	—	977,504	5,831,837
Dilutive options	2,340,023	1,686,170	2,779,075

Total diluted shares	60,475,874	58,253,435	58,157,379

On March 17, 2005, the holder of the Company’s preferred stock converted into common stock at the rate of 2,750 shares of common stock per share of preferred stock, resulting in 18,334,250 shares of common stock being issued. In connection with the transaction, the holder exercised warrants to purchase 5,250,000 shares of common stock under a cashless exercise procedure and was issued 4,635,244 shares of common stock. The 614,756 shares which were used to pay the purchase price under the cashless exercise were placed in the treasury. The stock acquired by the conversion of preferred stock and exercise of the warrants and shares of common stock already held by the holder totaled 35,898,685 shares. These shares were sold in March 2005 in block sales over the American Stock Exchange with all proceeds going to the holder. With the completion of the conversion of preferred stock and exercises of warrants, the Company has no preferred stock or warrants outstanding.

VAALCO ENERGY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	INCOME TAXES

The Company and its domestic subsidiaries file a consolidated United States income tax return. Certain subsidiaries’ operations are also subject to foreign income taxes. Provision for income taxes consists of the following:

(In thousands)	Year Ended December 31,
	2006	2005	2004
U.S. federal:
Current	$—	$—	$370
Deferred	—	33	(370)
Foreign:
Current	30,496	31,458	11,972
Deferred	—	—	—

Total	$30,496	$31,491	$11,972

The primary differences between the financial statement and tax bases of assets and liabilities at December 31, 2006 and 2005 are as follows: (In thousands)

	2006	2005
Deferred Tax Assets:
Basis difference in fixed assets	$1,457	157
Foreign tax credit carry forwards	18,682	17,929
Alternative minimum tax credit carryover	1,257	1,257
Asset retirement obligations	1,955	1,265

	23,351	20,608
Valuation allowance	(22,094)	(19,351)

Total deferred tax asset	$1,257	1,257

Pretax income (loss) is comprised of the following:

(In thousands)	Year Ended December 31,
	2006	2005	2004
United States	$91	$95	$131
Foreign	76,164	64,294	39,939

	$76,255	$64,389	$40,070

The statutory rate reconciliation is as follows:

(In thousands)	Year Ended December 31,
	2006	2005	2004
Pre-tax income multiplied by 35%	$26,690	$22,536	$14,024
Foreign taxes not offset by U.S. foreign tax credits	3,806	8,922	98
U.S. net operating losses benefited	—	—	(2,150)
Return to provision adjustment	—	33	—

Total income tax	$30,496	$31,491	$11,972

At December 31, 2006, the Company was subject to foreign and United States federal taxes only, with no allocations made to state and local taxes.

VAALCO ENERGY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	COMMITMENTS AND CONTINGENCIES

In connection with the charter of the FPSO at the Etame field, the Company as operator of the Etame field guaranteed the charter payments through September 2010. The charter continues for two years beyond that period unless one year’s prior notice is given to the owner of the FPSO. The Company obtained several guarantees from its partners for their share of the charter payment. The Company’s share of the charter payment is 28.1%. The Company believes the need for performance under the charter guarantee is remote. The estimated obligations for the annual charter payment and the Company’s share of the charter payments through the end of the charter are as follows: (in thousands)

Year	Full Charter Payment	Company Share
2007	$17,192	$4,826
2008	$16,155	$4,535
2009	$16,001	$4,492
2010	$11,824	$3,319

The Company has recorded a liability of $0.4 million at December 31, 2006 representing the guarantee’s fair value.

The Company’s share of charter expense, including a $0.25 per barrel charter fee was $5.6 million, $5.5 million and $5.5 million for the years ending December 31, 2006, 2005 and 2004 respectively.

In addition to the FPSO, the Company has operating lease obligations for rentals as follows: (In thousands)

2007	2008	2009	2010	2011	Total
$2,193	$356	$354	$331	$179	$3,549

The Company incurred rent expense of $1.1 million, $1.1 million and $1.0 million under operating leases during the years ending December 31, 2006, 2005 and 2004 respectively.

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

Under the terms of the Etame Production Sharing Contract, the Contractor is required to provide to the local government refinery a volume of crude at a 25% discount to market price (the “Domestic Obligation”). The volume required to be furnished is the amount of the Etame block production divided by the total Gabon production times the volume of oil refined by the refinery per year. In 2006, the Company paid $1.1 million for its share of the 2005 obligation. In 2005, the Company paid $859,000 for its share of the 2004 obligation. In 2004, the Company paid $747,000 for its share of the 2002 and 2003 Domestic Obligation. The Company accrues an amount for the Domestic Obligation based on management’s best estimate of the volume of crude required, because the refinery does not publish its throughput figures. The amount accrued at December 31, 2006 is $1.1 million.

The Company believes it is substantially in compliance with all environmental regulations.

In November 2005, the Company signed a production sharing contract for the Mutamba Iroru block onshore Gabon. The five year contract awards the Company exploration rights along the central coast of Gabon. During the first three years of the contract the Company is required to drill one exploration well and expend a minimum

VAALCO ENERGY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of $4.0 million. During the optional two year extension to the contract, the Company is required to acquire specified levels of seismic data, drill one exploration well and expend a minimum of $5.0 million. The Company is currently gathering data from past operators of the area for interpretation and prospect delineation.

In November 2006, the Company signed a production sharing contract for Block 5 offshore Angola. The seven year contract awards the Company exploration rights to 1.4 million acres offshore central Angola. The Company’s working interest in the Contract is 40%. Additionally, the Company is required to carry the Angolan National Oil Company Sonangol P&P for 10% of the work program. During the first four years of the contract the Company is required to acquire and process 1,000 square kilometers of 3-D seismic, drill two exploration wells and expend a minimum of $29.5 million ($14.8 million net to the Company). During the optional three year extension to the contract, the Company is required to acquire 600 square kilometers of 3-D seismic data, drill two exploration wells and expend a minimum of $27.2 million ($13.6 million net to the Company). The Company acquired the 1,000 square kilometers of 3-D data called for in the first exploration period at a cost of $7.5 million ($3.75 million net to the Company) in January 2007.

9.	LONG TERM DEBT

In June 2005, the Company executed a loan agreement with the International Finance Corporation (“IFC”) for a $30.0 million revolving credit facility secured by the assets of the Company’s Gabon subsidiary. The loan bears interest at LIBOR plus 3.5% payable quarterly. The Company is required to comply with certain covenants including maintaining certain loan to property value ratios and interest coverage ratios. The Company was in compliance with all covenants at December 31, 2006 and had drawn a balance of $5.0 million on the facility at December 31, 2006.

The facility is available to finance the Ebouri field development activities or other Etame block projects. The facility extends through June 2008 at which point it can be extended, or converted to a term loan. This facility became effective during the first quarter of 2006 and replaced an existing term credit facility, which was paid in full on February 15, 2006. The Company incurred a charge of $159,000 to write off capitalized finance charges associated with the early repayment of the term credit facility in the first quarter of 2006. The Company reclassified $1.25 million of short term debt to long term debt associated with the refinancing at December 31, 2005.

Under the loan agreements, the IFC holds a pledge of the Company’s interest in the Etame block, and pledge of the shares of VAALCO Gabon (Etame), Inc. the subsidiary which owns the Company’s interest in the Etame Block. The IFC also has a security interest in the crude oil sales contract with ADDAX.

10.	ASSET RETIREMENT OBLIGATIONS

The Company accounts for asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived assets. The statement requires the systematic, accretion and depreciation of future abandonment costs of tangible assets such as platforms, wells, service assets, pipelines, and other facilities. SFAS No. 143 requires that the fair value of a liability for an asset’s retirement obligation be recorded in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the corresponding cost is capitalized as part of the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized.

VAALCO ENERGY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the recording of the estimated fair value of the Company’s asset retirement obligations is presented as follows: (In thousands)

	2006	2005	2004
Balance January 1,	$3,615	$1,330	$1,165
Accretion Expense	210	113	65
Additions	1,807	528	294
Revisions	397	1,644	(194)

Balance December 31,	$6,029	$3,615	$1,330

During the year ended December 31, 2006 the Company increased ARO liabilities by $2,206 to reflect the fair value of the ARO at December 31, 2006. The increase was primarily due to the increased abandonment liability associated with the addition of the Avouma platform and revisions due to earlier abandonment timing. During the year ended December 31, 2005 the Company increased ARO liabilities by $2.3 million to reflect the fair value of the ARO at December 31, 2005. The increase was primarily due to the increased liability associated with the addition of the ET-6H well and due to increases in oil service prices resulting in higher abandonment cost estimates. During the year ended December 31, 2004 the Company increased the ARO liabilities by $165,000 to reflect the fair value of the ARO at December 31, 2004. The increase was primarily due to the increased liability associated with addition of the Etame 5H well at the Etame field partially offset by revisions to abandonment timing.

As of December 31, 2006, the Company had $40,000 legally restricted for settling asset retirement obligations in the United States.

VAALCO ENERGY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	DISCONTINUED OPERATIONS

On April 30, 2004, the Company closed the sale to its former partners of all of its assets associated with Service Contract 6 and Service Contract 14 in the Philippines (Matinloc and Nido fields). Terms of the sale included the assumption by the partners of the Company’s entire share of any abandonment, environmental or other liabilities associated with the Service Contracts. The Company gave its share of $1.5 million of funds held by the operator for working capital and abandonment liabilities (approximately $0.5 million) to the new operator. During the fourth quarter of 2004, the Company recorded a charge of $1.8 million for branch profit remittance taxes and interest based on the preliminary results of an audit by the Philippines Bureau of Internal Revenues (BIR). The BIR, the equivalent of the IRS in the United States, assessed the taxes in association with the closing of the branch offices in the Philippines. The Company has reclassified earnings to break out the results of discontinued operations. The Company realized a loss of $125,000 after paying transaction costs of $1.3 million which was recorded in 2004 as follows.

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

VAALCO ENERGY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2006, the Company settled all remaining tax liabilities with the Philippines government. The Company paid additional tax amounts over and above what had been accrued at year end 2005 of $169,000. The Company anticipates closing the branches and liquidating the subsidiaries during 2007. A summary of discontinued operations for the years ending December 31, 2006, 2005 and 2004 follows.

	Year ended December 31,
	(thousands of dollars)
	2006	2005	2004
Loss from discontinued operations
Revenues from oil sales	$—	$—	$40

Operating costs and expenses:
Production expenses	—	—	71
General and administrative expenses	88	55	37

Total operating costs and expenses	88	55	108

Other revenues (expenses):
Interest income	15	—	6
Interest expense	—	—	(136)
Other expenses (net)	—	(14)	(4)
Loss on asset sale	—	—	(125)

Loss from discontinued operations before income taxes	(73)	(69)	(327)
Income tax expense (credit)	169	—	1,764

Loss from discontinued operations	$(242)	$(69)	$(2,091)

A summary of account balances for discontinued operations is presented as follows below in thousands:

(In thousands)	December 31, 2005
Current Assets
Other receivables	$—

Total current assets	$—

Current liabilities
Accounts payable	$11
Income tax payable	380

Total current liabilities	$391

VAALCO ENERGY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following represents our unaudited quarterly results for years ended December 31, 2006 and 2005. The quarterly results were prepared in accordance with generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results. These adjustments are of a normal recurring nature.

(In thousands of dollars except per share information)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2006
Total revenues	$31,237	$25,575	$25,640	$15,873
Total operating costs and expenses	6,110	5,546	5,352	6,986
Operating Income	25,127	20,029	20,288	8,888
Income from continuing operations	11,689	11,832	14,657	6,151
Minority interest	(1,432)	(1,329)	(1,555)	(860)
Income (loss) on discontinued operations	715	(14)	488	(1)

Net income	$10,974	$10,489	$13,590	$5,290

Basic income per share from continuing operations before discontinued operations	$0.20	$0.18	$0.22	$0.09
Income (loss) from discontinued operations	(0.01)	—	0.01	—

Basic income per common share	$0.19	$0.18	$0.23	$0.09

Diluted income per share from continuing operations before discontinued operations	$0.19	$0.17	$0.21	$0.09
Income (loss) from discontinued operations	(0.01)	—	0.01	—

Diluted income per common share	$0.18	$0.17	$0.22	$0.09

2005
Total revenues	$23,144	$16,599	$26,240	$18,952
Total operating costs and expenses	5,257	6,238	4,743	5,120
Operating Income	17,887	10,361	21,497	13,832
Income from continuing operations	8,132	5,637	13,362	5,767
Minority interest	(878)	(640)	(1,434)	(695)
Income (loss) on discontinued operations	8	1	(25)	(53)

Net income	$7,262	$4,998	$11,903	$5,019

Basic income per share from continuing operations before discontinued operations	$0.20	$0.09	$0.21	$0.09
Income (loss) from discontinued operations	—	—	—	—

Basic income per common share	$0.20	$0.09	$0.21	$0.09

Diluted income per share from continuing operations before discontinued operations	$0.12	$0.09	$0.20	$0.09
Income (loss) from discontinued operations	—	—	—	—

Diluted income per common share	$0.12	$0.09	$0.20	$0.09

Quarterly earnings per share are based on the weighted average number of shares outstanding during the quarter. Because of changes in the number of shares outstanding during the quarters due to the exercise of stock options and issuance of common stock, the sum of quarterly earnings per share may not equal earnings per share for the year.

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

Costs Incurred in Oil and Gas Property

Acquisition, Exploration and Development Activities

(In thousands)	United States
	2006	2005	2004
Costs incurred during the year:
Exploration—capitalized	$—	$—	$—
Exploration—expensed	—	—	—
Development	1	1	1

Total	$1	$1	$1

(In thousands)	Gabon
	2006	2005	2004
Costs incurred during the year:
Exploration—capitalized	$11,138	$25	$5,182
Exploration—expensed	2,672	2,709	267
Development	24,520	15,519	9,242

Total	$38,330	$18,253	$14,691

No costs were incurred for acquisitions, exploration and development activities associated with the discontinued operation in the Philippines in 2006, 2005, and 2004. Exploration expense includes $2.4 million for dry hole expense in 2005. No amounts of exploration costs were for dry hole expense in 2006 and 2004.

Capitalized Costs Relating to Oil and Gas Producing Activities:

(In thousands)	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
Capitalized costs—
Properties not being amortized	$3,720	$10,832	$6,508
Properties being amortized (1)	90,398	43,805	33,222

Total capitalized costs	94,118	54,637	39,730
Less accumulated depreciation, depletion, and amortization	(25,465)	(19,222)	(13,940)

Net capitalized costs	$68,653	$35,415	$25,790

(1)	Includes $5.5 million, $3.5 million and $1.4 million of asset retirement cost in 2006, 2005 and 2004 respectively.

The capitalized costs pertain to the Company’s producing activities in Gabon and U.S. activities.

VAALCO ENERGY, INC AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES

Results of Operations for Oil and Gas Producing Activities:

(In thousands)	United States			International
	2006	2005	2004	2006	2005	2004
				Gabon	Gabon	Gabon
Crude oil and gas sales	$155	$236	$245	$98,170	$84,700	$56,257
Production expense	(89)	(97)	(69)	(12,128)	(10,485)	(9,889)
Exploration expense	—	—	—	(1,128)	(2,631)	(267)
Depreciation, depletion and Amortization	(36)	(44)	(38)	(6,149)	(5,212)	(4,600)

Income (loss) before taxes	30	95	138	78,765	66,372	41,501
Income tax (provision)	11	33	—	30,496	31,458	(11,972)

Results from oil and gas producing activities	$19	$62	$138	$48,269	$34,914	$29,529

Proved Reserves

A reserve report as of December 31, 2006 has been prepared by Netherland Sewell & Associates, independent petroleum engineers. The following tables set forth the net proved reserves of VAALCO Energy, Inc. as of December 31, 2006, 2005 and 2004, and the changes therein during the periods then ended.

(In thousands)	Oil (MBbls)	Gas (MMcf)
PROVED RESERVES:
BALANCE AT JANUARY 1, 2004	9,011	140
Production	(1,469)	(22)
Revisions	96	(64)
Additions	1,447	—
Sale of reserves in place	(351)	—

BALANCE AT DECEMBER 31, 2004	8,734	54
Production	(1,635)	(17)
Revisions	728	(16)

BALANCE AT DECEMBER 31, 2005	7,827	21
Production	(1,552)	(11)
Revisions	(1,590)	7
Additions	1,306	—

BALANCE AT DECEMBER 31, 2006	5,991	17

	Oil (MBbls)	Gas (MMcf)
PROVED DEVELOPED RESERVES
Balance at December 31, 2003	6,492	140
Balance at December 31, 2004	4,738	54
Balance at December 31, 2005	5,326	21
Balance at December 31, 2006	4,686	17

The Company’s proved developed reserves are located offshore Gabon and in Texas. The reserves in Gabon include the minority interest share of reserves held by the 9.99% owner of VAALCO International, Inc., which owns VAALCO Gabon (Etame), Inc. Proved oil reserves associated with discontinued operations in the Philippines were 351 Mbbls at January 1, 2004 and were sold in 2004. There were no gas reserves in the Philippines at January 1, 2004.

VAALCO ENERGY, INC AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES

The revisions in 2004 were predominately associated with better than expected reservoir performance from the Etame field offshore Gabon. Revisions in 2005 were associated with the Etame field and the Texas properties performance. Revisions in 2006 were associated primarily with Etame field performance.

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

In 2004, the Company made two discoveries offshore Gabon, the Ebouri and the Avouma discoveries. The Avouma discovery was adjacent to a previous discovery known as the South Tchibala discovery. The Company received approval of the Avouma/South Tchibala joint development plan from the Gabon government and booked additions to proven reserves of 1,447 Mbbls for the South Tchibala and Avouma fields offshore Gabon in 2004.

For the Ebouri discovery the Company received approval of the development plan from the Gabon government in 2006 and booked approximately 800,000 bbls of proven undeveloped reserves for the Ebouri field as of December 31, 2006.

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

The future cash flows are based on sales prices and costs in existence at the dates of the projections, excluding Gabon royalties, and the interests of the Philippine government and the other consortium members. Future production costs do not include overhead charges allowed under joint operating agreements or headquarters general and administrative overhead expenses. Future development costs include $5.9 million attributable to future abandonment when the wells become uneconomic to produce. The standardized measure of discounted cash flows does not include the costs of abandoning the Company’s non-producing properties.

(In thousands)	United States			International			Total
	December 31,			December 31,			December 31,
	2006	2005	2004	2006	2005	2004	2006	2005	2004
				Gabon	Gabon	Gabon
Future cash inflows	$374	$533	$977	$341,930	$444,249	$350,234	$342,304	$444,782	$351,211
Future production costs	(203)	(204)	(344)	(81,121)	(121,531)	(98,143)	(81,324)	(121,735)	(98,487)
Future development costs	—	—	—	(37,575)	(30,927)	(27,554)	(37,575)	(30,927)	(27,554)
Future income tax expense	(32)	(48)	(86)	(59,518)	(76,467)	(58,520)	(59,550)	(76,515)	(58,606)

Future net cash flows	139	281	547	163,716	215,324	166,017	163,855	215,605	166,564
Discount to present value at 10% annual rate	(20)	(82)	(127)	(30,233)	(54,314)	(43,116)	(30,253)	(54,396)	(43,243)

Standardized measure of discounted future net cash flows	$119	$199	$420	$133,483	$161,010	$122,901	$133,602	$161,209	$123,321

VAALCO ENERGY, INC AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES

Income taxes represent amounts payable to the Government of Gabon on profit oil as final payment of corporate income taxes and for severance taxes in Texas.

Changes in Standardized Measure of Discounted Future Net Cash Flows:

The following table sets forth the changes in standardized measure of discounted future net cash flows as follows:

(In thousands)	December 31,
	2006	2005	2004
BALANCE AT BEGINNING OF PERIOD	$161,209	$123,321	$101,610
Sales of oil and gas, net of production costs	(86,108)	(74,321)	(46,544)
Net changes in prices and production costs	1,254	87,991	48,242
Revisions of previous quantity estimates	(51,797)	24,780	1,437
Additions	52,320	—	33,887
Sale of reserves in place	—	—	(1,451)
Changes in estimated future development costs	(8,124)	(4,358)	(11,154)
Development costs incurred during the period	22,106	11,852	9,721
Accretion of discount	16,141	12,332	10,019
Net change in income taxes	8,585	(14,506)	(9,064)
Change in production rates (timing) and other	18,022	(5,882)	(13,413)
Discontinued Operations	—	—	31

BALANCE AT END OF PERIOD	$133,602	$161,209	$123,321

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

In accordance with the guidelines of the U.S. Securities and Exchange Commission, the Company’s estimates of future net cash flows from the Company’s properties and the present value thereof are made using oil and natural gas contract prices in effect as of year end and are held constant throughout the life of the properties except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. The contract price as of December 31, 2006 in Gabon was $57.07 per bbl oil, representing a $1.81 discount to the spot price of Dated Brent crude at December 31, 2006. In Texas, the price was $56.33 per bbl oil and $4.99 per mcf gas at December 31, 2006.

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

VAALCO ENERGY, INC AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES

The consortium maintains a Cost Account, which entitles it to receive 70% of the production remaining after deducting the royalty so long as there are amounts remaining in the cost account. At December 31, 2006, there was $13.8 million in the cost account ($1.8 million net to the Company). As payment of corporate income taxes the consortium pays the government an allocation of the remaining “profit oil” production from the contract area ranging from 50% to 60% of the oil remaining after deducting the royalty and the cost oil. The percentage of “profit oil” paid to the government as tax is a function of production rates. So long as amounts remain in the Cost Account, the net share that the consortium receives from production can range from a low of 67.7% of production at production rate in excess of 25,000 BOPD to a high of 82.5% of production at rates below 5,000 bopd. However, when the cost account becomes substantially recovered, the Company only recovers ongoing operating expenses and new project capital expenditures, resulting in a higher tax rate. The Cost Account has been substantially recovered since the first quarter of 2005. During 2006, the Company cost recovered 629,000 bbls for ongoing operating expenses and capital expenditures out of a theoretical maximum Cost Oil of 1,070,000 bbls which would have been recoverable if the Cost Account was full. Also because of the nature of the Cost Account, decreases in oil prices result in a greater number of barrels required to recover costs, therefore at lower oil prices, the Company’s net reserves would increase. The Company also paid $16.9 million of royalties to the Gabon government, which is not reflected in the Company’s financial statements.

The Etame Production Sharing Contract allows for the carve-out of a development area, which was performed for the Etame field and for the Avouma field. The Etame development area has a term of 20 years and will expire in 2021. The Avouma field development area has a term of 20 years and will expire in 2025. The Ebouri field development area has a term of 20 years and will expire in 2026. The balance of the Etame block comprises the exploration area, which expires in July 2009 but is extendable to 2011 via an exploration well work commitment.

Under the service contract, it is not anticipated that the Gabonese government will take physical delivery of its allocated production. Instead, the Company is authorized to sell the Gabonese government’s share of production and remit the proceeds to the Gabonese government.

The Mutamba Iroru production sharing contract entitles the Company to receive 70% of the any future production remaining after deducting the royalty so long as there are amounts remaining in the cost account. At December 31, 2005 there was $0.1 million in the cost account. As payment of corporate income taxes the consortium pays the government an allocation of the remaining “profit oil” production from the contract area ranging from 50% to 63% of the oil remaining after deducting the royalty and the cost oil. The percentage of “profit oil” paid to the government as tax is a function of production rates. So long as amounts remain in the Cost Account, the net share that the consortium receives from production can range from a low of 72% of production at production rate in excess of 20,000 BOPD to a high of 85% of production at rates below 7,500 barrel per day. However, when the cost account becomes substantially recovered, the Company only recovers ongoing operating expenses and new project capital expenditures, resulting in a higher tax rate. The Mutamba Iroru service contract provides for a discovery to be reclassified into a development area with a term of twenty years.

The Block 5 production sharing contract in Angola entitles the Company to receive 50% of the any future production so long as there are amounts remaining in the cost account. There are no royalty payments under the contract. The consortium pays the government an allocation of the remaining “profit oil” production from the contract area ranging from 30% to 90% of the oil remaining after deducting the cost oil. The percentage of “profit oil” paid to the government as tax is a function of the Company’s rate of return for each development area. In addition, the Company will pay 50% of its share of the profit oil as income tax to the government of Angola. The Block 5 production sharing contract provides for a discovery to be reclassified into a development area with a term of twenty years.