Form 10-Q
period 2007-03-31
VAALCO ENERGY INC /DE/
filed 2007-05-09
CIK 894627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of April 30, 2007, there were outstanding 59,107,813 shares of common stock, $0.10 par value per share, of the registrant.

VAALCO ENERGY, INC. AND SUBSIDIARIES

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands of dollars, except number of shares and par value amounts)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$54,163	$60,979
Funds in escrow	4,764	4,764
Receivables:
Trade	15,358	7,608
Accounts with partners	—	5,540
Other	2,832	1,333
Crude oil inventory	138	560
Materials and supplies	324	324
Prepayments and other	2,679	3,073

Total current assets	80,258	84,181

Property and equipment—successful efforts method:
Wells, platforms and other production facilities	91,736	90,398
Work in progress	4,408	3,720
Equipment and other	1,916	1,854

	98,060	95,972
Accumulated depreciation, depletion and amortization	(29,969)	(25,465)

Net property and equipment	68,091	70,507

Other assets:
Deferred tax asset	1,257	1,257
Funds in escrow	10,850	10,843
Other long term assets	894	1,154

TOTAL	$161,350	$167,942

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$12,095	$26,686
Accounts with partners	2,367	—

Total current liabilities	14,462	26,686

Long term debt	5,000	5,000
Asset retirement obligations	6,169	6,029

Total liabilities	25,631	37,715

Commitments and contingencies
Minority interest in consolidated subsidiaries	8,172	7,963

Stockholders’ equity:
Common stock, $0.10 par value, 100,000,000 authorized shares 60,140,655 and 60,058,155 shares issued with 1,060,342 in treasury at March 31, 2007 and December 31, 2006, respectively	6,014	6,006
Additional paid-in capital	48,813	48,093
Retained earnings	72,986	68,431
Less treasury stock, at cost	(266)	(266)

Total stockholders’ equity	127,547	122,264

TOTAL	$161,350	$167,942

See notes to consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

(unaudited)

(in thousands of dollars, except per share amounts)

	Three months ended March 31,
	2007	2006
Revenues:
Oil and gas sales	$29,131	$31,237
Operating costs and expenses:
Production expenses	4,266	3,319
Exploration expense	5,056	252
Depreciation, depletion and amortization	4,663	1,847
General and administrative expenses	2,845	692

Total operating costs and expenses	16,830	6,110

Operating income	12,301	25,127

Other income (expense):
Interest income	854	485
Interest expense	(258)	(331)
Other, net	80	(40)

Total other income (expense)	676	114

Income from continuing operations before income taxes, and minority interest	12,977	25,241
Income tax expense	7,192	12,120
Minority interest in earnings of subsidiaries	1,203	1,432

Income from continuing operations	4,582	11,689
Discontinued operations: (Note 8)
Loss from discontinued operations, net of tax	(27)	(715)

Net income	$4,555	$10,974

Basic income per share from continuing operations	$0.08	$0.20
Loss from discontinued operations	—	(0.01)

Basic income per share	$0.08	$0.19

Diluted income per share from continuing operations	$0.08	$0.19
Loss from discontinued operations	—	$(0.01)

Diluted income per share	$0.08	$0.18

Basic weighted shares outstanding	59,040	57,482

Diluted weighted average shares outstanding	60,417	60,173

See notes to consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

(in thousands of dollars)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,555	$10,974
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	4,663	1,847
Amortization of debt issuance costs	132	256
Exploration expense	5,056	252
Stock based compensation	634	325
Minority interest in earnings of subsidiaries	1,208	1,432
Change in operating assets and liabilities:
Trade receivables	(7,750)	(10,535)
Accounts with partners	7,907	(1,175)
Other receivables	(1,499)	913
Crude oil inventory	422	430
Materials and supplies	—	(37)
Prepayments and other	394	1,598
Accounts payable and accrued liabilities	(10,666)	977
Income taxes payable	—	700

Net cash provided by operating activities	5,056	7,957

CASH FLOWS FROM INVESTING ACTIVITIES
Funds in escrow, net	(7)	1,125
Exploration expense	(5,056)	(252)
Additions to property and equipment	(6,032)	(3,418)
Other	242	—

Net cash used in investing activities	(10,853)	(2,545)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	95	496
Debt issuance and commitment costs capitalized	(115)	(289)
Borrowings	—	5,000
Debt repayment	—	(1,500)
Distribution to minority interest	(999)	—

Net cash provided by (used in) financing activities	(1,019)	3,707

NET CHANGE IN CASH AND CASH EQUIVALENTS	(6,816)	9,119

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	60,979	43,880

CASH AND CASH EQUIVALENTS AT END OF PERIOD	54,163	52,999

Supplemental disclosure of cash flow information
Income taxes paid	$10,226	$12,120

Interest paid	—	$22

Supplemental disclosure of non cash flow information
Change in investment in property and equipment not paid	$(3,925)	$237

See notes to consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOUNTING POLICIES

The condensed consolidated financial statements of VAALCO Energy, Inc. and subsidiaries (collectively, “VAALCO” or the “Company”), included herein are unaudited, but include all adjustments consisting of normal recurring accruals which the Company deems necessary for a fair presentation of its financial position, results of operations and cash flows for the interim period. Such results are not necessarily indicative of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2006, which also contains a summary of the significant accounting policies followed by the Company in the preparation of its consolidated financial statements. These policies were also followed in preparing the quarterly report included herein. The Company follows the successful efforts method of accounting for oil and gas exploration and development costs.

VAALCO is a Houston-based independent energy company, principally engaged in the acquisition, exploration, development and production of crude oil and natural gas. VAALCO owns producing properties and conducts exploration activities as the operator of two production sharing contracts in Gabon, West Africa and conducts exploration activities in one concession in Angola, West Africa. Domestically, the Company has interests in the Texas Gulf Coast area.

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

Diluted Shares consist of the following:

	Three months ended
Item	March 31, 2007	March 31, 2006
Basic weighted average common stock issued and outstanding	59,039,674	57,481,783
Dilutive options	1,376,962	2,691,326

Total diluted shares	60,416,636	60,173,109

Vested options to purchase 225,000 and 100,000 shares were excluded in the quarters ended March 31, 2007 and 2006, respectively, because they would be anti-dilutive.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	NEW ACCOUNTING PRONOUNCEMENTS

FASB Statement No. 157, Fair Value Measurements – In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement 157, Fair Value Measurements, (“SFAS 157”), which provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS 157, fair value measurements are disclosed by level within that hierarchy. While SFAS 157 does not add any new fair value measurements, it does change current practice. Changes to practice include:

•	A requirement for an entity to include its own credit standing in the measurement of its liabilities.

•	A modification of the transaction price presumption.

•	A prohibition on the use of block discounts when valuing large blocks of securities for broker dealers and investment companies.

•	A requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year.

SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that no financial statements have yet been issued within that fiscal year by the reporting entity. SFAS 157 will be applied prospectively as of the beginning of the fiscal year in which SFAS 157 is initially applied. The Company will adopt SFAS 157 on January 1, 2008 and does not expect this standard to have a material impact, if any, on its financial statements.

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 – The Company adopted Financial Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. FIN 48 addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes specific criteria for the financial statement recognition and measurement of the tax effects of a position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of previously recognized tax benefits, classification of tax liabilities on the balance sheet, recording interest and penalties on tax underpayments, accounting in interim periods, and disclosure requirements. The adoption of this interpretation did not have a material impact on the Company’s financial statements. See Note 10 – Income Taxes for disclosures required by FIN 48.

4.	STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted SFAS 123(R). Prior to the adoption of SFAS 123(R), the Company had adopted the disclosure-only provisions of SFAS No. 123,

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounting for Stock-Based Compensation and continued to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation cost had been recognized for the Company’s stock-based plans prior to January 1, 2006.

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

During the three months ended March 31, 2007, the Company granted no stock options.

For the three months ended March 31, 2007, the Company recognized non-cash compensation expense of $0.6 million, (or $0.01 per basic and diluted share), related to stock options. For the three months ended March 31, 2006, the Company recognized non-cash compensation expense of $0.3 million (or $0.01 per basic and diluted share). These amounts were recorded as general and administrative expense. Because the Company does not pay significant United States taxes, no amounts were recorded for tax benefits related to excess stock based compensation deductions.

A summary of the unit option activity for the three months ended March 31, 2007 is provided below:

	Number of Units Underlying Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of period	4,369	$4.87	3.65	$5.2
Granted	—	—	—	—
Exercised	(83)	1.16	0.83	(0.4)
Forfeited	(82)	7.97	4.90	0.2

Outstanding at end of period	4,204	4.89	3.38	5.0

Exercisable at end of period	2,601	$2.93	2.60	$8.2

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option. As of March 31, 2007, unrecognized compensation costs totaled $3.1 million. The expense is expected to be recognized over a weighted average period of 1.7 years. The total fair value of stock options vested during the three months ended March 31, 2007 was approximately $0.9 million.

5.	SUSPENDED WELL COSTS

On April 4, 2005, the FASB issued FASB Staff Position FAS 19-1 (“FSP FAS 19-1”), which addressed a discussion that was ongoing within the oil industry regarding capitalization of costs of drilling exploratory wells. Paragraph 19 of FASB Statement No. 19, Financial

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company had $2.6 million of suspended well costs associated with the exploration well in the Ebouri field in Gabon which was being carried as work in progress at March 31, 2007 and December 31, 2006. In July 2006, the Company received approval to declare the Ebouri field’s reserves commercial from the Gabon government and in October 2006 the Gabon government approved a development plan for the Ebouri field, and assigned a twenty year development area surrounding the field. The Company will no longer treat these costs as suspended once first production occurs, which is dependent upon construction and delivery of the platform facilities. First production is estimated to occur in 2008.

6.	GUARANTEES

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

Year	Full Charter Payment in thousands	Company Share in thousands
2007	$12,952	$3,636
2008	$16,155	$4,535
2009	$16,001	$4,492
2010	$11,824	$3,319

The Company has recorded a liability of $0.4 million at March 31, 2007 representing the guarantee’s fair value.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	DISCONTINUED OPERATIONS

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

Income/(loss) from discontinued operations	Three Months ended March 31, in thousands
	2007	2006
Operating costs and expenses:
General and administrative expenses	$32	18

Total operating costs and expenses	32	18
Other income:
Interest income	5	3

Loss from discontinued operations before income taxes	(27)	(15)
Income tax expense	—	700

Loss from discontinued operations	$(27)	$(715)

8.	EQUITY TRANSACTIONS

During the three months ended March 31, 2007, employees and consultants exercised stock options to receive 82,500 shares of common stock, resulting in net proceeds to the Company of $95,000.

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

10.	INCOME TAXES

We adopted the provisions of FIN 48 on January 1, 2007. There was no impact related to the cumulative effect of the change in accounting principle. As of the adoption date, we had no unrecognized tax benefits.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our accounting policy is to recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense. We have no accruals for the payment of interest and penalties.

The following table summarizes the tax years that remain subject to examination by major tax jurisdictions:

United States	2003-2005
Gabon	2004-2005

Certain of our U.S. income tax returns are currently under audit by the Internal Revenue Service. While the amounts ultimately agreed upon in resolution of the issues raised may differ from the recorded amount of unrecognized tax benefits, we do not expect the outcome to significantly impact our financial position, results of operations or cash flows.

11.	COMMITMENTS

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

In November 2005, the Company signed a production sharing contract for the Mutamba Iroru block onshore Gabon. The five year contract awards the Company exploration rights along the central coast of Gabon. During the first three years of the contract the Company is required to drill one exploration well and expend a minimum of $4.0 million. During the optional two year extension to the contract, the Company is required to acquire specified levels of seismic data, drill one exploration well and expend a minimum of $5.0 million. The Company is currently gathering data from past operators of the area for interpretation and prospect delineation.

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

VAALCO ENERGY, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report includes “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements other than statements of historical fact included in this report (and the exhibits hereto), including without limitation, statements regarding the Company’s financial position and estimated quantities and net present values of reserves, and statements proceed by, followed by or that otherwise include the word “believes,” “expects,” “anticipates,” “intends,” “projects,” “target,” “goal,” “objective,” “should,” or similar expressions or variations of such expressions are forward looking statements. The Company can give no assurances that the assumptions upon which such statements are based will prove to have been correct. Important factors that could cause actual results to differ materially from the Company’s expectations (“Cautionary Statements”) include volatility of oil and gas prices, future production costs, future production quantities, operating hazards, weather, and statements set forth in the “Risk Factors” section included in the Company’s Forms 10-K. All subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified by the Cautionary Statements.

INTRODUCTION

The Company operates the Etame, Avouma and South Tchibala fields on behalf of a consortium of five companies offshore of the Republic of Gabon. The Avouma and South Tchibala fields were placed in production in January 2007. The fields produce from six wells (four subsea wells and two platform wells) into a 1.1 million barrel FPSO vessel. During the three months ended March 31, 2007, the Etame, Avouma and South Tchibala fields produced 1.8 million barrels (0.4 million barrels net to the Company). The Company sells its Gabon production to the trading company Addax B.V. (“Addax”) at spot market prices.

The Etame Production Sharing Contract area (the “Etame Block”) is comprised of approximately 750,000 acres, all of which is offshore Gabon. The Etame Block contains the Etame field, the Avouma field, the South Tchibala field and the Ebouri discovery. In October 2006, the Company received approval of the development plan for the Ebouri discovery. The Company began construction of the Ebouri platform during the fourth quarter of 2006. First production is expected in 2008. During the first quarter of 2007, the Company acquired 400 square kilometers of 3-D seismic data on the Etame Block at a cost of $1.0 million.

In November 2005, the Company signed a production sharing contract for the Mutamba Iroru block onshore Gabon. The five-year contract awards the Company exploration rights to approximately 270,000 acres along the central coast of Gabon. The Company is currently gathering data from past operators of the area for interpretation and prospect delineation.

On November 2, 2006, the Company entered into a Production Sharing Agreement with the Angolan government for a forty percent interest in the 1.4 million acre Block 5 exploration concession, offshore Angola. The Company paid a $10.5 million dollar signing bonus for its interest during the fourth quarter of 2006. Additionally, the Company paid $3.8 million for its

VAALCO ENERGY, INC. AND SUBSIDIARIES

share of the cost to lease 1,000 square kilometers of 3-D seismic data on the block in the first quarter of 2007. The Company is committed to process the 3-D seismic data and to drill two exploration wells during a four year period commencing from December 1, 2006.

CAPITAL RESOURCES AND LIQUIDITY

Cash Flows

Net cash provided by operating activities for the three months ended March 31, 2007 was $5.1 million, as compared to $8.0 million provided by operations for the three months ended March 31, 2006. In 2007, net cash provided by operating activities included net income of $4.6 million, depreciation, depletion and amortization of $4.7 million, amortization of debt issuance costs of $0.1 million, stock based compensation of $0.6 million, exploration expense of $5.1 million, minority interest of $1.2 million and cash used for working capital of $11.1 million. Net cash provided by operations in the three months ended March 31, 2006 included net income of $11.0 million, non-cash depreciation, depletion and amortization of $1.8 million, $0.3 million of amortization of debt issuance costs, $0.3 million of exploration expense, minority interest of $1.4 million and cash provided used for working capital of $7.1 million.

Net cash used in investing activities for the three months ended March 31, 2007 was $10.9 million, as compared to net cash used in investing activities of $2.5 million for the three months ended March 31, 2006. In the three months ended March 31, 2007, the Company expended $5.1 million of exploration expense to acquire 1000 square kilometers of seismic in Angola and to process seismic data in Gabon. The Company also expended $6.0 million of cash associated with the construction of the Avouma and Ebouri platforms. In the three months ended March 31, 2006, the Company expended funds for the construction of the Avouma platform. In the three months ended March 31, 2006, the Company also had $1.1 million of funds in escrow released associated with the pay off of the term loan with the IFC.

Net cash used in financing activities in the three months ended March 31, 2007 was $1.0 million, consisting of $1.0 million distributed to a minority interest holder, $0.1 million proceeds from stock issuance and $0.1 million of capitalized debt issuance costs. In the three months ended March 31, 2006, net cash provided by financing activities was $3.7 million, consisting of $3.5 million of net borrowings, $0.5 million of proceeds from the issuance of common stock and $0.3 million of debt issuance costs. At March 31, 2007, the Company had approximately $0.7 million of capitalized debt financing costs on the books associated with the $30.0 million revolving credit facility.

Capital Expenditures

During the three months ended March 31, 2007, the Company incurred $2.1 million of capital expenditures, primarily associated with the construction of the Ebouri development platform. During the remainder of 2007, the Company anticipates continuing construction of the Ebouri platform. Total capital expenditures for the remainder of 2007 are anticipated to be $24 million.

Historically, the Company’s primary sources of capital have been cash flows from operations, private sales of equity, borrowings and purchase money debt. At March 31, 2007, the Company

VAALCO ENERGY, INC. AND SUBSIDIARIES

had cash of $54.2 million. The Company believes that this cash combined with cash flow from operations will be sufficient to fund the Company’s remaining 2007 capital expenditure budget, required debt service payments and additional investments in working capital resulting from potential growth. As operator of the Etame field, the Company enters into project related activities on behalf of its working interest partners. The Company generally obtains advances from it partners prior to significant funding commitments.

In June 2005, the Company executed a loan agreement with the IFC for a $30.0 million revolving credit facility which is secured by the assets of the Company’s Gabon subsidiary. The facility extends through June 2008 at which point it can be extended, or converted to a term loan. Under the revolving credit facility, the IFC holds a pledge of the Company’s interest in the Etame Block, and pledge of the shares of VAALCO Gabon (Etame), Inc., the subsidiary which owns the Company’s interest in the Etame Block. The IFC also has a security interest in any crude oil sales contract the Company enters into for the sale of crude oil from the Etame Block.

Substantially all of the Company’s crude oil and gas is sold at the well head at posted or index prices under short-term contracts. In Gabon, the Company markets its crude oil under an agreement with Addax. While the loss of Addax as a buyer might have a material adverse effect on the Company in the near term, management believes that the Company would be able to obtain other customers for its crude oil.

Domestically, the Company produces from wells in Brazos County Texas and offshore in the Gulf of Mexico, which contributed $66,000 to revenues in the first quarter of 2007. Domestic production is sold via separate contracts for oil and gas. The Company has access to several alternative buyers for oil and gas sales domestically.

Oil and Gas Exploration Costs

The Company uses the “successful efforts” method of accounting for its oil and gas exploration and development costs. All expenditures related to exploration, with the exception of costs of drilling exploratory wells are charged as an expense when incurred. The costs of exploratory wells are capitalized pending determination of whether commercially producible oil and gas reserves have been discovered. If the determination is made that a well did not encounter potentially economic oil and gas quantities, the well costs are charged as an expense. During the three months ended March 31, 2007, the Company expended $5.1 million on exploration costs to acquire a license to 1,000 square kilometers of seismic in Angola and to process seismic in Gabon.

The Company had $2.6 million of suspended well costs associated with the exploration well in the Ebouri field in Gabon which was being carried as work in progress at March 31, 2007. In July 2006, the Company received approval to declare the Ebouri field’s reserves commercial from the Gabon government and in October 2006 the Gabon government approved a development plan for the Ebouri field, and assigned a twenty year development area surrounding the field. The Company will no longer treat these costs as suspended once first production occurs. First production is dependent upon construction and delivery of the platform facilities and is estimated to occur in 2008.

VAALCO ENERGY, INC. AND SUBSIDIARIES

Contractual Obligations

In January 2006, the consortium elected to extend the Etame Block for an additional five-year term commencing July 2006. The extension consists of a three-year and a two-year follow-on term. The first term carries a minimum work obligation of one exploration well for a minimum $7.0 million exploration expenditure commitment ($2.1 million net to the Company). An additional exploration well is required during the optional two year extension.

In November 2005, the Company signed a production sharing contract for the Mutamba Iroru block onshore Gabon. The five year contract awards the Company exploration rights along the central coast of Gabon. During the first three years of the contract, the Company is required to drill one exploration well and expend a minimum of $4.0 million. During the optional two year extension to the contract, the Company is required to acquire specified levels of seismic data, drill one exploration well and expend a minimum of $5.0 million. The Company is currently gathering data from past operators of the area for interpretation and prospect delineation.

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

VAALCO ENERGY, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

Three months ended March 31, 2007 compared to three months ended March 31, 2006

Revenues

Total revenues were $29.1 million for the three months ended March 31, 2007 compared to $31.3 million for the comparable period in 2006. The Company sold approximately 511,000 net barrels of oil equivalent at an average price of $57.03 in three months ended March 31, 2007. In the three months ended March 31, 2006, the Company sold approximately 512,000 barrels of oil equivalent at an average price of $60.96 per barrel. Crude oil production from the Etame, Avouma and South Tchibala fields is averaging 20,500 BOPD compared to approximately 18,000 BOPD in the three months ended March 31, 2006. Crude oil sales are a function of the number and size of crude oil liftings in each quarter from the FPSO and thus crude oil sales do not always coincide with volumes produced in any given quarter.

Operating Costs and Expenses

Total production expenses for the three months ended March 31, 2007 were $4.3 million compared to $3.3 million in the three months ended March 31, 2006. The Company matches production expenses with crude oil sales. Any production expenses associated with unsold crude oil inventory are capitalized. Expenses in the three months ended March 31, 2007 were higher than in the three months ended March 31, 2006 due in part to higher insurance costs, higher boat rental costs, higher FPSO costs and a one time customs charge associated with the temporary importation of the standby vessel for the FPSO.

Exploration expense was $5.1 million for the three months ended March 31, 2007 compared to $0.3 million in the comparable period in 2006. Exploration expense for the three months ended March 31, 2007 included $3.8 million associated with the licensing of 1,000 square kilometers of 3-D seismic data for Block 5 in Angola and included $1.0 million for acquisition of 400 square kilometers of seismic data in Gabon. In the three months ended March 31, 2006, exploration expense consisted of approximately $0.3 million associated primarily with seismic data processing in Gabon.

Depreciation, depletion and amortization expenses were $4.7 million in the three months ended March 31, 2007 compared to $1.8 million in the three months ended March 31, 2006. The higher depreciation, depletion and amortization expenses during the three months ended March 31, 2007 compared to the three months ended March 31, 2006 was due to amounts included in depletable assets for the Avouma and South Tchibala fields.

General and administrative expenses for the three months ended March 31, 2007 and 2006 were $2.9 million and $0.7 million for each period, respectively. During the three months ended March 31, 2007 and March 31, 2006, the Company incurred stock based compensation expense of $0.6 million and $0.3 million, respectively. In addition, in 2007 the Company paid bonuses in March 2007 to employees associated with the achievement of 2006 performance objectives. The Company incurred $0.4 million of expenses associated with listing on the New York Stock Exchange in the three months ended March 31, 2007. In both of the three months ended March 31, 2007 and 2006, the Company benefited from overhead reimbursement associated with production and development operations on the Etame Block.

VAALCO ENERGY, INC. AND SUBSIDIARIES

Other Income (Expense)

Interest income received on amounts on deposit was $0.9 million in the three months ended March 31, 2007 compared to $0.5 million in the three months ended March 31, 2006. The increase in interest income received on amounts on deposit reflects higher cash balances and higher interest rates in 2007. Interest expense and financing charges for the IFC loan was $0.3 million for the three months ended March 31, 2007 compared to $0.3 million for the three months ended March 31, 2006, reflecting interest on amounts drawn on the IFC revolver.

Income Taxes

Income taxes amounted to $7.2 million and $12.1 million for the three months ended March 31, 2007 and 2006, respectively. In the three months ended March 31, 2007 and in the three months ended March 31, 2006, the income taxes were all paid in Gabon. Income taxes in the three months ended March 31, 2007 were high relative to income from continuing operations because they were all paid in Gabon, and the exploration expenses incurred during that period were primarily outside of Gabon and therefore not tax deductible in Gabon.

Discontinued Operations

Loss from discontinued operations in the Philippines in the three months ended March 31, 2007 was $27,000 compared to a loss of $0.7 million in the three months ended March 31, 2006. In the three months ended March 31, 2006, the company accrued $0.7 million for taxes payable in the Philippines.

Minority Interest

The Company incurred $1.2 million and $1.4 million in minority interest charges in the three months ended March 31, 2007 and 2006, respectively. These minority interest charges were associated with VAALCO Energy (International), Inc., a subsidiary that is 90.01% owned by the Company.

Net Income

Net income for the three months ended March 31, 2007 was $4.6 million, compared to net income of $11.0 million for the same period in 2006. Higher production costs, depreciation, depletion and amortization costs and exploration expense contributed to the lower net income in 2007.

VAALCO ENERGY, INC. AND SUBSIDIARIES

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

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

We have no material changes to the disclosure on this matter in our annual report on Form 10-K for the year ended December 31, 2006.

ITEM 6.	EXHIBITS

(a)	Exhibits

3.	Articles of Incorporation and Bylaws

3.1	Restated Certificate of Incorporation (incorporated by reference to exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed with the Commission on July 15, 1998, Reg. No. 333-59095).

3.2	Certificate of Amendment to Restated Certificate of Incorporation (incorporated by reference to exhibit 4.2 to the Company’s Registration Statement on Form S-3 filed with the Commission on July 15, 1998, Reg. No. 333-59095).

3.3	Amended and Restated Bylaws dated March 24, 2005 filed with the Commission on May 2, 2005. (incorporated by reference to the Company’s quarterly report on Form 10Q for the quarter ended March 31, 2005).

31.	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Section 1350 Certificates

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

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

Dated: May 9, 2007

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