Form 10-Q
period 2007-06-30
VAALCO ENERGY INC /DE/
filed 2007-08-09
CIK 894627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of July 31, 2007, there were outstanding 59,193,647 shares of common stock, $0.10 par value per share, of the registrant.

VAALCO ENERGY, INC. AND SUBSIDIARIES

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands of dollars, except number of shares and par value amounts)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$72,404	$60,979
Funds in escrow	4,764	4,764
Receivables:
Trade	10,490	7,608
Accounts with partners	—	5,540
Other	2,590	1,333
Crude oil inventory	1,402	560
Materials and supplies	324	324
Prepayments and other	1,687	3,073

Total current assets	93,661	84,181

Property and equipment - successful efforts method:
Wells, platforms and other production facilities	79,322	77,861
Unproved properties	12,841	12,841
Work in progress	5,577	3,720
Equipment and other	1,716	1,550

	99,456	95,972
Accumulated depreciation, depletion and amortization	(33,941)	(25,465)

Net property and equipment	65,515	70,507

Other assets:
Deferred tax asset	1,257	1,257
Funds in escrow	10,859	10,843
Other long term assets	480	1,154

TOTAL	$171,772	$167,942

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$11,794	$26,686
Accounts with partners	9,131	—

Total current liabilities	20,925	26,686

Long term debt	5,000	5,000
Asset retirement obligations	6,264	6,029

Total liabilities	32,189	37,715

Commitments and contingencies
Minority interest in consolidated subsidiaries	7,750	7,963

Stockholders’ equity:
Common stock, $0.10 par value, 100,000,000 authorized shares 60,226,489 and 60,058,155 shares issued with 1,060,342 in treasury at June 30, 2007 and December 31, 2006, respectively	6,023	6,006
Additional paid-in capital	49,373	48,093
Retained earnings	76,703	68,431
Less treasury stock, at cost	(266)	(266)

Total stockholders’ equity	131,833	122,264

TOTAL	$171,772	$167,942

See notes to consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

(unaudited)

(in thousands of dollars, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues:
Oil and gas sales	$24,128	$25,575	$53,259	$56,812
Operating costs and expenses:
Production expenses	2,977	2,945	7,243	6,264
Exploration expense	426	712	5,482	964
Depreciation, depletion and amortization	4,067	1,451	8,730	3,298
General and administrative expenses	1,470	438	4,315	1,130

Total operating costs and expenses	8,940	5,546	25,770	11,656

Operating income	15,188	20,029	27,489	45,156

Other income (expense):
Interest income	978	689	1,832	1,174
Interest expense	(570)	(192)	(828)	(523)
Other, net	56	(17)	136	(57)

Total other income (expense)	464	480	1,140	594

Income from continuing operations before income taxes, and minority interest	15,652	20,509	28,629	45,750
Income tax expense	11,329	8,677	18,521	20,797
Minority interest in earnings of subsidiaries	582	1,329	1,785	2,760

Income from continuing operations	3,741	10,503	8,323	22,193
Discontinued operations: (Note 6) Loss from discontinued operations, net of tax	(24)	(14)	(51)	(729)

Net income	$3,717	$10,489	$8,272	$21,464

Basic income per share from continuing operations	$0.06	$0.18	$0.14	$0.38
Loss from discontinued operations	—	—	—	(0.01)

Basic income per share	$0.06	$0.18	$0.14	$0.37

Diluted income per share from continuing operations	$0.06	$0.17	$0.14	$0.37
Loss from discontinued operations	—	—	—	$(0.01)

Diluted income per share	$0.06	$0.17	$0.14	$0.36

Basic weighted shares outstanding	59,124	57,820	59,082	57,562

Diluted weighted average shares outstanding	60,281	60,378	60,355	60,195

See notes to consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

(in thousands of dollars)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,272	$21,464
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	8,730	3,298
Amortization of debt issuance costs	431	339
Exploration expense	5,482	964
Stock based compensation	1,138	452
Minority interest in earnings of subsidiaries	1,785	2,760
Change in operating assets and liabilities:
Trade receivables	(2,882)	(8,624)
Accounts with partners	14,671	(67)
Other receivables	(1,257)	544
Crude oil inventory	(842)	296
Materials and supplies	—	(39)
Prepayments and other	1,385	1,348
Other long term assets	243	—
Accounts payable and accrued liabilities	(10,625)	2,819
Income taxes payable	—	700

Net cash provided by operating activities	26,531	26,254

CASH FLOWS FROM INVESTING ACTIVITIES
Funds in escrow, net	(16)	1,119
Exploration expense	(5,482)	(964)
Additions to property and equipment	(7,772)	(8,477)
Other	—	—

Net cash used in investing activities	(13,270)	(8,322)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	204	1,787
Debt issuance costs capitalized	—	(207)
Borrowings	—	5,000
Debt repayment	—	(1,500)
Distribution to minority interest	(1,998)	(999)
Other	(42)	62

Net cash provided by (used in) financing activities	(1,836)	4,143

NET CHANGE IN CASH AND CASH EQUIVALENTS	11,425	22,075
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	60,979	43,880

CASH AND CASH EQUIVALENTS AT END OF PERIOD	72,404	65,955

Supplemental disclosure of cash flow information
Income taxes paid	$18,780	$20,797

Interest paid	$225	$92

Supplemental disclosure of non cash flow information
Change in investment in property and equipment not paid	$(4,267)	$832

See notes to consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOUNTING POLICIES

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

Diluted Shares consist of the following:

	Three months ended		Six months ended
Item	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Basic weighted average common stock issued and outstanding	59,124,086	57,819,842	59,082,113	57,651,747
Dilutive options	1,156,992	2,557,793	1,273,363	2,543,002

Total diluted shares	60,281,078	60,377,635	60,355,476	60,194,749

Vested options to purchase 225,000 shares were excluded in the three months and six months periods ending June 30, 2007 because they would be anti-dilutive.

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

FASB Statement No. 157, Fair Value Measurements – In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement 157, Fair Value Measurements, (“SFAS 157”), which provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS 157, fair value measurements are disclosed by level within that hierarchy. While SFAS 157 does not add any new fair value measurements, it does change current practice. Changes to practice include:

•	A requirement for an entity to include its own credit standing in the measurement of its liabilities;

•	A modification of the transaction price presumption;

•	A prohibition on the use of block discounts when valuing large blocks of securities for broker dealers and investment companies; and

•	A requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year.

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

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 – The Company adopted Financial Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. FIN 48 addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes specific criteria for the financial statement recognition and measurement of the tax effects of a position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of previously recognized tax benefits, classification of tax liabilities on the balance sheet, recording interest and penalties on tax underpayments, accounting in interim periods, and disclosure requirements. The adoption of this interpretation did not have a material impact on the Company’s financial statements. See Note 9 – Income Taxes for disclosures required by FIN 48.

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

During the six months ended June 30, 2007, the Company granted no stock options.

For the three months and six months ended June 30, 2007, the Company recognized non-cash compensation expense related to stock options of $0.6 million and $1.1 million, respectively, (or $0.01 and $0.02 per basic and diluted share, respectively). For the three months and six months ended June 30, 2006, the Company recognized non-cash compensation expense of $0.1 million and $0.5 million, respectively (or $0.00 and $0.01 per basic and diluted share, respectively). These amounts were recorded as general and administrative expense. Because the Company does not pay significant United States taxes, no amounts were recorded for tax benefits related to excess stock based compensation deductions.

A summary of the unit option activity for the six months ended June 30, 2007 is provided below:

	Number of Units Underlying Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of period	4,369	$4.87	3.65	$6.8
Granted	—	—	—	—
Exercised	(168)	1.21	0.71	(0.7)
Forfeited	(82)	7.97	4.90	0.2

Outstanding at end of period	4,119	4.96	3.24	6.3

Exercisable at end of period	2,515	$3.04	2.47	$6.3

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option. As of June 30, 2007, unrecognized compensation costs totaled $2.4 million. The expense is expected to be recognized over a weighted average period of 1.5 years. The total fair value of stock options vested during the six months ended June 30, 2007 was approximately $0.9 million.

5.	GUARANTEES

In connection with the charter of a Floating Production, Storage and Offloading vessel (“FPSO”) for the Etame field, the Company as operator of the Etame field guaranteed the charter payments through September 2010. The charter continues for two years beyond that

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Year	Full Charter Payment in thousands	Company Share in thousands
2007	$8,667	$2,433
2008	$16,199	$4,547
2009	$15,957	$4,480
2010	$11,824	$3,319

The Company has recorded a liability of $0.3 million at June 30, 2007 representing the guarantee’s fair value.

6.	DISCONTINUED OPERATIONS

On April 30, 2004, the Company closed the sale of all of its assets associated with Service Contract 6 and Service Contract 14 in the Philippines. Terms of the sale included the assumption by the partners of the Company’s entire share of any abandonment, environmental or other liabilities associated with the Service Contracts. The Company reclassified the results of the Philippines operations to discontinued operations for prior periods in its financial statements. In the first quarter of 2006, the Company accrued $0.7 million to settle branch profits remittances taxes in the Philippines associated with the closure of the branches which operated the former Philippines assets. This liability was settled for $0.4 million in the fourth quarter of 2006 and the balance of the liability was reversed at that time. The branches were officially closed during the second quarter of 2007 and the Company expects no additional financial activity associated with the discontinued operations beyond the second quarter of 2007.

Income/(loss) from discontinued operations	Three Months ended June 30, in thousands		Six months ended June 30, in thousands
	2007	2006	2007	2006
Operating costs and expenses:
General and administrative expenses	24	18	56	36

Total operating costs and expenses	24	18	56	36
Other income:
Interest income	—	4	5	7

Loss from discontinued operations before income taxes	(24)	(14)	(51)	(29)
Income tax expense	—	—	—	700

Loss from discontinued operations	$(24)	$(14)	$(51)	$(729)

7.	EQUITY TRANSACTIONS

During the six months ended June 30, 2007, employees and consultants exercised stock options to receive 168,334 shares of common stock, resulting in net proceeds to the Company of $204,000.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	DEBT

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

9.	INCOME TAXES

The Company adopted the provisions of FIN 48 on January 1, 2007. There was no impact related to the cumulative effect of the change in accounting principle. As of the adoption date, the Company had no unrecognized tax benefits.

Our accounting policy is to recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company has no accruals for the payment of interest and penalties.

The following table summarizes the tax years that remain subject to examination by major tax jurisdictions:

United States	2003-2005
Gabon	2004-2005

Certain of the Company’s U.S. income tax returns are currently under audit by the Internal Revenue Service. While the amounts ultimately agreed upon in resolution of the issues raised may differ from the recorded amount of unrecognized tax benefits, the Company does not expect the outcome to have a material adverse impact on our financial position, results of operations or cash flows.

10.	COMMITMENTS

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

In November 2005, the Company signed a production sharing contract for the Mutamba Iroru block onshore Gabon. The five year contract awards the Company exploration rights along the central coast of Gabon. During the first three years of the contract the Company is required to drill one exploration well and spend a minimum of $4.0 million. During the optional two year extension to the contract, the Company is required to acquire specified

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

levels of seismic data, drill one exploration well and spend a minimum of $5.0 million. The Company is currently gathering data from past operators of the area for interpretation and prospect delineation.

In November 2006, the Company signed a production sharing contract for Block 5 offshore Angola. The seven year contract awards the Company exploration rights to 1.4 million acres offshore central Angola. The Company’s working interest in the Contract is 40%. Additionally, the Company is required to carry the Angolan National Oil Company Sonangol P&P for 10% of the program. During the first four years of the contract, the Company is required to acquire and process 1,000 square kilometers of 3-D seismic, drill two exploration wells and spend a minimum of $29.5 million ($14.8 million net to the Company). During the optional three year extension to the contract, the Company is required to acquire 600 square kilometers of 3-D seismic data, drill two exploration wells and spend a minimum of $27.2 million ($13.6 million net to the Company). The Company acquired the 1,000 square kilometers of 3-D data called for in the first exploration period at a cost of $7.5 million ($3.75 million net to the Company) in January 2007.

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

INTRODUCTION

The Company operates the Etame, Avouma and South Tchibala fields on behalf of a consortium of five companies offshore of the Republic of Gabon. The Avouma and South Tchibala fields began producing in January 2007. The Etame, Avouma and South Tchibala fields produce from six wells (four subsea wells and two platform wells) into a 1.1 million barrel FPSO vessel. During the three months ended June 30, 2007, the Etame, Avouma and South Tchibala fields produced 1.8 million barrels (0.4 million barrels net to the Company). The Company sells its Gabon production to the trading company Addax B.V. (“Addax”) at spot market prices.

The Etame Production Sharing Contract area (the “Etame Block”) is comprised of approximately 750,000 acres, all of which is offshore Gabon. The Etame Block contains the Etame field, the Avouma field, the South Tchibala field and the Ebouri field. In October 2006, the Company received approval of the development plan for the Ebouri field. The Company began construction of the Ebouri platform during the fourth quarter of 2006. First production is expected in 2008. During the first quarter of 2007, the Company acquired 400 square kilometers of 3-D seismic data on the Etame Block at a cost of $1.0 million.

In November 2005, the Company signed a production sharing contract for the Mutamba Iroru block onshore Gabon. The five-year contract awards the Company exploration rights to approximately 270,000 acres along the central coast of Gabon. The Company is currently gathering data from past operators of the area for interpretation and prospect delineation.

On November 2, 2006, the Company entered into a Production Sharing Agreement with the Angolan government for a 40% interest in the 1.4 million acre Block 5 exploration concession, offshore Angola. The Company paid a $10.5 million dollar signing bonus for its interest during the fourth quarter of 2006. Additionally, the Company paid $3.8 million for its share of the cost

VAALCO ENERGY, INC. AND SUBSIDIARIES

to lease 1,000 square kilometers of 3-D seismic data on the block in the first quarter of 2007. The Company is committed to process the 3-D seismic data and to drill two exploration wells during a four year period commencing from December 1, 2006.

CAPITAL RESOURCES AND LIQUIDITY

Cash Flows

Net cash provided by operating activities for the six months ended June 30, 2007 was $26.5 million, as compared to $26.3 million provided by operations for the six months ended June 30, 2006. In 2007, net cash provided by operating activities included net income of $8.3 million, depreciation, depletion and amortization of $8.7 million, amortization of debt issuance costs of $0.4 million, stock based compensation of $1.1 million, exploration expense of $5.5 million, minority interest of $1.8 million and cash provided by change in operating assets and liabilities of $0.5 million. Net cash provided by operations in the six months ended June 30, 2006 included net income of $21.5 million, non-cash depreciation, depletion and amortization of $3.3 million, $0.3 million of amortization of debt issuance costs, $0.5 million of exploration expense, minority interest of $2.8 million and cash used for working capital of $2.7 million.

Net cash used in investing activities for the six months ended June 30, 2007 was $13.3 million, as compared to net cash used in investing activities of $8.3 million for the six months ended June 30, 2006. In the six months ended June 30, 2007, the Company spent $5.5 million of exploration expense to acquire 1000 square kilometers of seismic in Angola and to process seismic data in Gabon. The Company also expended $7.8 million of cash associated with the construction of the Avouma and Ebouri platforms. In the six months ended June 30, 2006, the Company spent $8.5 million for the construction of the Avouma platform and $1.0 million for exploration expense. In the six months ended June 30, 2006, the Company also had $1.1 million of funds in escrow released associated with the pay off of the term loan with the IFC.

Net cash used in financing activities in the six months ended June 30, 2007 was $1.8 million, consisting of $2.0 million distributed to a minority interest holder and $0.2 million proceeds from stock issuance. In the six months ended June 30, 2006, net cash provided by financing activities was $4.1 million, consisting of $3.5 million of net borrowings, $1.8 of million of proceeds from the issuance of common stock, $0.2 million of debt issuance costs and $1.0 million distributed to a minority interest holder. At June 30, 2007, the Company had approximately $0.3 million of capitalized debt financing costs on the books associated with the $30.0 million revolving credit facility.

Capital Expenditures

During the six months ended June 30, 2007, the Company incurred $7.8 million of capital expenditures, primarily associated with the construction of the Avouma and Ebouri development platforms. During the remainder of 2007, the Company anticipates continuing construction of the Ebouri platform. Total capital expenditures for the remainder of 2007 are anticipated to be $11 million. The capital budget for 2007 has been reduced due to the delay in the installation of the Ebouri platform from year end 2007 to early 2008.

VAALCO ENERGY, INC. AND SUBSIDIARIES

Historically, the Company’s primary sources of capital have been cash flows from operations, private sales of equity, borrowings and purchase money debt. At June 30, 2007, the Company had cash of $72.4 million. The Company believes that this cash combined with cash flow from operations will be sufficient to fund the Company’s remaining 2007 capital expenditure budget, required debt service payments and additional investments in working capital resulting from potential growth. As operator of the Etame field, the Company enters into project related activities on behalf of its working interest partners. The Company generally obtains advances from it partners prior to significant funding commitments.

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

Domestically, the Company produces from wells in Brazos County Texas and offshore in the Gulf of Mexico, which contributed $127,000 to revenues in the first six months of 2007. Domestic production is sold via separate contracts for oil and gas. The Company has access to several alternative buyers for oil and gas sales domestically.

Oil and Gas Exploration Costs

The Company uses the “successful efforts” method of accounting for its oil and gas exploration and development costs. All expenditures related to exploration, with the exception of costs of drilling exploratory wells are charged as an expense when incurred. The costs of exploratory wells are capitalized pending determination of whether commercially producible oil and gas reserves have been discovered. If the determination is made that a well did not encounter potentially economic oil and gas quantities, the well costs are charged as an expense. During the six months ended June 30, 2007, the Company expended $5.5 million on exploration costs to acquire a license to 1,000 square kilometers of seismic in Angola and to process seismic in Gabon.

The Company had $5.5 million capitalized for the Ebouri field in Gabon which was being carried as work in progress at June 30, 2007. In July 2006, the Company received approval to declare the Ebouri field’s reserves commercial from the Gabon government and in October 2006 the Gabon government approved a development plan for the Ebouri field, and assigned a twenty year development area surrounding the field. First production is dependent upon construction and delivery of the platform facilities and rig availability, and is estimated to occur in the second half of 2008.

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

In November 2006, the Company signed a production sharing contract for Block 5 offshore Angola. The seven year contract awards the Company exploration rights to 1.4 million acres offshore central Angola. The Company’s working interest in the Contract is 40%. Additionally, the Company is required to carry the Angolan National Oil Company Sonangol P&P for 10% of the work program. During the first four years of the contract the Company is required to acquire and process 1,000 square kilometers of 3-D seismic, drill two exploration wells and spend a minimum of $29.5 million ($14.8 million net to the Company). During the optional three year extension to the contract, the Company is required to acquire 600 square kilometers of 3-D seismic data, drill two exploration wells and spend a minimum of $27.2 million ($13.6 million net to the Company). The Company acquired the 1,000 square kilometers of 3-D data called for in the first exploration period at a cost of $7.5 million ($3.75 million net to the Company) in January 2007.

VAALCO ENERGY, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

Three months ended June 30, 2007 compared to three months ended June 30, 2006

Revenues

Total revenues were $24.1 million for the three months ended June 30, 2007 compared to $25.6 million for the comparable period in 2006. The Company sold approximately 351,000 net barrels of oil equivalent at an average price of $68.77 in three months ended June 30, 2007. In the three months ended June 30, 2006, the Company sold approximately 374,000 net barrels of oil equivalent at an average price of $68.42 per barrel. Crude oil production from the Etame, Avouma and South Tchibala fields averaged approximately 20,500 barrels oil per day (“BOPD”) during the three months ended June 30, 2007 compared to approximately 18,000 BOPD in the three months ended June 30, 2006. Crude oil sales are a function of the number and size of crude oil liftings in each quarter from the FPSO and thus crude oil sales do not always coincide with volumes produced in any given quarter.

Operating Costs and Expenses

Total production expenses for the three months ended June 30, 2007 were $3.0 million compared to $2.9 million in the three months ended June 30, 2006. The Company matches production expenses with crude oil sales. Any production expenses associated with unsold crude oil inventory are capitalized. Expenses in the three months ended June 30, 2007 were higher than in the three months ended June 30, 2006 due in part to higher insurance costs, higher boat rental and boat fuel costs, and higher FPSO costs.

Exploration expense was $0.4 million for the three months ended June 30, 2007 compared to $0.7 million in the comparable period in 2006. Exploration expense for the three months ended June 30, 2007 were for processing seismic data in Gabon. In the three months ended June 30, 2006, exploration expense consisted of approximately $0.5 million associated with North Sea exploration activities and $0.2 million for exploration activities on the Mutamba Iroru block onshore Gabon.

Depreciation, depletion and amortization expenses were $4.1 million in the three months ended June 30, 2007 compared to $1.5 million in the three months ended June 30, 2006. The higher depreciation, depletion and amortization expenses during the three months ended June 30, 2007 compared to the three months ended June 30, 2006 was due to amounts included in depletable assets for the Avouma and South Tchibala fields, where development costs per barrel were higher than for the Etame field.

General and administrative expenses for the three months ended June 30, 2007 and 2006 were $1.5 million and $0.4 million for each period, respectively. During the three months ended June 30, 2007 and June 30, 2006, the Company incurred stock based compensation expense of $0.5 million and $0.3 million, respectively. In both of the three months ended June 30, 2007 and 2006, the Company benefited from overhead reimbursement associated with production and development operations on the Etame Block, though the reimbursements were lower in the three months ended June 30, 2007 than the three months ended June 30, 2006 due to less capital spending activity.

VAALCO ENERGY, INC. AND SUBSIDIARIES

Other Income (Expense)

Interest income received on amounts on deposit was $1.0 million in the three months ended June 30, 2007 compared to $0.7 million in the three months ended June 30, 2006. The increase in interest income received on amounts on deposit reflects higher cash balances and higher interest rates in 2007. Interest expense and financing charges for the IFC loan was $0.6 million for the three months ended June 30, 2007 compared to $0.2 million for the three months ended June 30, 2006. In the three months ended June 30, 2007, the Company had higher interest on amounts drawn on the IFC revolving credit facility and higher loan commitment fees.

Income Taxes

Income taxes amounted to $11.3 million and $8.7 million for the three months ended June 30, 2007 and 2006, respectively. In the three months ended June 30, 2007 and in the three months ended June 30, 2006, the income taxes were all paid in Gabon. Income taxes in the three months ended June 30, 2007 were higher than in the three months ended June 30, 2006 due to lower capital spending compared to the three months ended June 30, 2006, resulting in lower amounts costs recovered in Gabon and therefore higher profit oil tax payments.

Discontinued Operations

Loss from discontinued operations in the Philippines in the three months ended June 30, 2007 was $24,000 compared to a loss of $14,000 in the three months ended June 30, 2006. The amounts were associated with general and administrative costs associated with shutting down the Philippines branch office.

Minority Interest

The Company incurred $0.6 million and $1.3 million in minority interest charges in the three months ended June 30, 2007 and 2006, respectively. These minority interest charges were associated with VAALCO Energy (International), Inc., a subsidiary that is 90.01% owned by the Company.

Net Income

Net income for the three months ended June 30, 2007 was $3.7 million, compared to net income of $10.5 million for the same period in 2006. Higher production costs, depreciation, depletion and amortization costs , general and administrative costs and income taxes contributed to the lower net income in 2007.

VAALCO ENERGY, INC. AND SUBSIDIARIES

Six months ended June 30, 2007 compared to six months ended June 30, 2006

Revenues

Total revenues were $53.3 million for the six months ended June 30, 2007 compared to $56.8 million for the comparable period in 2006. The Company sold approximately 861,000 net barrels of oil equivalent at an average price of $61.81 in the six months ended June 30, 2007. In the six months ended June 30, 2006, the Company sold approximately 886,000 barrels of oil equivalent at an average price of $64.15 per barrel. Crude oil sales are a function of the number and size of crude oil liftings in each quarter from the FPSO and thus crude oil sales do not always coincide with volumes produced in any given quarter.

Operating Costs and Expenses

Total production expenses for the six months ended June 30, 2007 were $7.2 million compared to $6.3 million in the six months ended June 30, 2006. The Company matches production expenses with crude oil sales. Any production expenses associated with unsold crude oil inventory are capitalized. Expenses in the six months ended June 30, 2007 were higher due to higher insurance costs, higher costs of boat rentals and boat fuel and due to higher FPSO costs.

Exploration expense was $5.5 million for the six months ended June 30, 2007 compared to $1.0 million in the comparable period in 2006. Exploration expense for the six months ended June 30, 2007 included $3.8 million associated with licensing 1,000 square kilometers of 3-D seismic data for Block 5 in Angola and $1.4 million for acquisition and processing of 400 square kilometers of 3-D seismic offshore Gabon. In 2006, $0.5 million of the exploration expense was associated with North Sea exploration activities and $0.5 million with exploration activities in Gabon.

Depreciation, depletion and amortization expenses were $8.7 million in the six months ended June 30, 2007 compared to $3.3 million in the six months ended June 30, 2006. The depreciation, depletion and amortization expenses during the six months ended June 30, 2007 reflect the effects of the increase in amortizable costs due to the addition of the Avouma and South Tchibala fields in January 2007, where development costs per barrel were higher than for the Etame field.

General and administrative expenses for the six months ended June 30, 2007 and 2006 were $4.3 million and $1.1 million for each period, respectively. During the six months ended June 30, 2007, the Company incurred $1.1 million of stock based compensation compared to $0.5 million incurred in the six months ended June 30, 2006. The Company incurred $0.4 million of expenses associated with listing on the New York Stock Exchange in the six months ended June 30, 2007. In both periods, the Company benefited from overhead reimbursement associated with production and development operations on the Etame Block, although less so in the six months ended June 30, 2007 than in the six months ended June 30, 2006 due to lower capital spending activity .

VAALCO ENERGY, INC. AND SUBSIDIARIES

Other Income (Expense)

Interest income received on amounts on deposit was $1.8 million in the six months ended June 30, 2007 compared to $1.2 million in the six months ended June 30, 2006. The increase in interest income received on amounts on deposit reflects higher cash balances and higher interest rates in 2007. Interest expense and financing charges for the IFC loan was $0.8 million for the six months ended June 30, 2007 compared to $0.5 million for the six months ended June 30, 2006, due to higher loan balances and higher commitment fees in the three months ended June 30, 2007.

Income Taxes

Income taxes amounted to $18.5 million and $20.8 million for the six months ended June 30, 2007 and 2006, respectively. In the six months ended June 30, 2007 and 2006, the income taxes were all paid in Gabon. The higher income taxes paid in Gabon in six months ended June 30, 2006 were due to higher oil prices and crude volumes sold.

Discontinued Operations

Expense from discontinued operations in the Philippines in the six months ended June 30, 2007 was $0.1 million compared to $0.7 million in the six months ended June 30, 2006. The $0.7 million of expense in the six months ended June 30, 2006 consisted primarily of accrued amounts to settle branch profits remittances taxes in the Philippines associated with the closure of the branches which operated the former Philippines assets of the Company.

Minority Interest

The Company incurred $1.8 million and $2.8 million in minority interest charges in the six months ended June 30, 2007 and 2006, respectively. These minority interest charges were associated with VAALCO Energy (International), Inc., a subsidiary that is 90.01% owned by the Company.

Net Income

Net income for the six months ended June 30, 2007 was $8.3 million, compared to net income of $21.5 million for the same period in 2006. Higher crude operating expenses, depreciation costs and general and administrative expenses in the six months ended June 30, 2007 contributed to the lower net income for that period.

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

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

We have no material changes to the disclosure on this matter in our annual report on Form 10-K for the year ended December 31, 2006.

ITEM 6.	EXHIBITS

(a)	Exhibits

3.	Articles of Incorporation and Bylaws

3.1	Restated Certificate of Incorporation (incorporated by reference to exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed with the Commission on July 15, 1998, Reg. No. 333-59095).

3.2	Certificate of Amendment to Restated Certificate of Incorporation (incorporated by reference to exhibit 4.2 to the Company’s Registration Statement on Form S-3 filed with the Commission on July 15, 1998, Reg. No. 333-59095).

3.3	Amended and Restated Bylaws dated March 24, 2005 filed with the Commission on May 2, 2005. (incorporated by reference to the Company’s quarterly report on Form 10Q for the quarter ended June 30, 2005).

31. Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Section 1350 Certificates

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

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

Dated: August 9, 2007

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