Form 10-Q/A
period 2007-03-31
VAALCO ENERGY INC /DE/
filed 2007-11-07
CIK 894627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A amends Part 1 of the Quarterly Report on Form 10-Q previously filed for the quarter ended March 31, 2007 by VAALCO Energy, Inc. This Form 10-Q/A is filed in connection with the restatement of our Condensed Statements of Consolidated Cash Flows for the three months ended March 31, 2007 and 2006. In October 2007, the Company identified an error in our Condensed Statements of Consolidated Cash Flows presentation of exploration costs. The effects of the change to the Condensed Cash Flow Statements for the quarters ended March 31, 2007 and 2006 are described in “Footnote 12. Restatement” and “Item 2 Management’s Discussion and Analysis—Capital Resources and Liquidity—Cash Flows.”

Other than as described above, all other information contained in this Form 10-Q/A is as of the date of the original filing, and does not reflect subsequent information or events. In addition, Exhibits 31.1, 31.2, 32.1 and 32.2 of the original filing have been amended to contain currently dated certifications from Chief Executive Officer and Chief Financial Officer.

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

See notes to unaudited condensed consolidated financial statements.

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

See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

(in thousands of dollars)

	Three Months Ended March 31,
	2007	2006
	As restated, see Note 12
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,555	$10,974
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	4,663	1,847
Amortization of debt issuance costs	132	256
Stock based compensation	634	325
Minority interest in earnings of subsidiaries	1,208	1,432
Change in operating assets and liabilities:
Trade receivables	(7,750)	(10,535)
Accounts with partners	7,907	(1,175)
Other receivables	(1,499)	913
Crude oil inventory	422	430
Materials and supplies	—	(37)
Prepayments and other	394	1,598
Accounts payable and accrued liabilities	(10,666)	977
Income taxes payable	—	700

Net cash provided by operating activities	—	7,705

CASH FLOWS FROM INVESTING ACTIVITIES
Funds in escrow, net	(7)	1,125
Additions to property and equipment	(6,032)	(3,418)
Other	242	—

Net cash used in investing activities	(5,797)	(2,293)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	95	496
Debt issuance and commitment costs capitalized	(115)	(289)
Borrowings	—	5,000
Debt repayment	—	(1,500)
Distribution to minority interest	(999)	—

Net cash provided by (used in) financing activities	(1,019)	3,707

NET CHANGE IN CASH AND CASH EQUIVALENTS	(6,816)	9,119
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	60,979	43,880

CASH AND CASH EQUIVALENTS AT END OF PERIOD	54,163	52,999

Supplemental disclosure of cash flow information
Income taxes paid	$10,226	$12,120

Interest paid	—	$22

Supplemental disclosure of non cash flow information
Change in investment in property and equipment not paid	$(3,925)	$237

See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOUNTING POLICIES

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

The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128 – Earnings per Share, (“EPS”). SFAS No. 128 requires the presentation of “basic” and “diluted” EPS on the face of the income statement. Basic EPS is calculated using the average number of shares of common stock outstanding during each period. Diluted EPS assumes the exercise of all stock options and warrants having exercise prices less than the average market price of the common stock using the treasury stock method.

Diluted Shares consist of the following:

	Three months ended
Item	March 31, 2007	March 31, 2006
Basic weighted average common stock issued and outstanding	59,039,674	57,481,783
Dilutive options	1,376,962	2,691,326

Total diluted shares	60,416,636	60,173,109

Options to purchase 1,828,420 and 100,000 shares were excluded in the quarters ended March 31, 2007 and 2006, respectively, because they would be anti-dilutive.

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

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	RESTATEMENT

In October 2007, we identified an error in our cash flow statement presentation of exploration costs. Specifically, we determined that expenditures for geological and geophysical costs that are charged to expense should not be classified as investing activities.

Shown below are the significant effects of the restatement to our Condensed Statements of Consolidated Cash Flows (unaudited, in thousands of dollars)

	As previously reported		As restated
Statement of Cash Flows:
For the three months ended March 31,	2007	2006	2007	2006

Exploration Expense	5,056	252	—	—

Net cash provided by operating activities	5,056	7,957	—	7,705

Exploration Expense	(5,056)	(252)	—	—

Net cash used in investing activities	(10,853)	(2,545)	(5,797)	(2,293)

VAALCO ENERGY, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations incorporates the effect of the restatement of the Statement of Cash Flows (unaudited) as discussed in “Note 12. Restatement.”

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

VAALCO ENERGY, INC. AND SUBSIDIARIES

On November 2, 2006, the Company entered into a Production Sharing Agreement with the Angolan government for a forty percent interest in the 1.4 million acre Block 5 exploration concession, offshore Angola. The Company paid a $10.5 million dollar signing bonus for its interest during the fourth quarter of 2006. Additionally, the Company paid $3.8 million for its share of the cost to lease 1,000 square kilometers of 3-D seismic data on the block in the first quarter of 2007. The Company is committed to process the 3-D seismic data and to drill two exploration wells during a four year period commencing from December 1, 2006.

CAPITAL RESOURCES AND LIQUIDITY

Cash Flows

Net cash provided by operating activities for the three months ended March 31, 2007 was $0.0 million, as compared to $7.7 million provided by operations for the three months ended March 31, 2006. In 2007, net cash provided by operating activities included net income of $4.6 million, depreciation, depletion and amortization of $4.7 million, amortization of debt issuance costs of $0.1 million, stock based compensation of $0.6 million, minority interest of $1.2 million and cash used for working capital of $11.1 million. Net cash provided by operations in the three months ended March 31, 2006 included net income of $11.0 million, non-cash depreciation, depletion and amortization of $1.8 million, $0.3 million of amortization of debt issuance costs, minority interest of $1.4 million and cash provided used for working capital of $7.1 million.

Net cash used in investing activities for the three months ended March 31, 2007 was $5.8 million, as compared to net cash used in investing activities of $2.3 million for the three months ended March 31, 2006. In the three months ended March 31, 2007, the Company expended $6.0 million of cash associated with the construction of the Avouma and Ebouri platforms. In the three months ended March 31, 2006, the Company expended funds for the construction of the Avouma platform. In the three months ended March 31, 2006, the Company also had $1.1 million of funds in escrow released associated with the pay off of the term loan with the IFC.

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

VAALCO ENERGY, INC. AND SUBSIDIARIES

Historically, the Company’s primary sources of capital have been cash flows from operations, private sales of equity, borrowings and purchase money debt. At March 31, 2007, the Company had cash of $54.2 million. The Company believes that this cash combined with cash flow from operations will be sufficient to fund the Company’s remaining 2007 capital expenditure budget, required debt service payments and additional investments in working capital resulting from potential growth. As operator of the Etame field, the Company enters into project related activities on behalf of its working interest partners. The Company generally obtains advances from it partners prior to significant funding commitments.

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

The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports it file or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

As disclosed in Note 12 to the unaudited condensed consolidated financial statements, we have restated our Condensed Statements of Consolidated Cash Flows for the three month periods ending March 31, 2007 and 2006 to correct an error in the reporting of exploration activities and to reclassify these amounts from cash used in investing activities to cash used in operating activities. The restatement does not affect total cash flows, nor does it affect the Condensed Balance Sheets or the Condensed Statements of Operations of the Company.

The Company’s management, including the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q/A and as part of the restatement process. Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q/A. There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Dated: November 7, 2007

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