Form 10-Q/A
period 2007-06-30
VAALCO ENERGY INC /DE/
filed 2007-11-07
CIK 894627

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A amends Part 1 of the Quarterly Report on Form 10-Q previously filed for the quarter ended June 30, 2007 by VAALCO Energy, Inc. This Form 10-Q/A is filed in connection with the restatement of our Condensed Statements of Consolidated Cash Flows for the six months ended June 30, 2007 and 2006. In October 2007, the Company identified an error in our Condensed Statements of Consolidated Cash Flows presentation of exploration costs. The effects of the change to the Condensed Cash Flow Statements for the six months ended June 30, 2007 and 2006 are described in “Footnote 11. Restatement” and “Item 2 Management’s Discussion and Analysis - Capital Resources and Liquidity - Cash Flows.”

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

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

(in thousands of dollars)

	Six Months Ended June 30,
	2007	2006
	As restated, see Note 11
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,272	$21,464
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	8,730	3,298
Amortization of debt issuance costs	431	339
Stock based compensation	1,138	452
Minority interest in earnings of subsidiaries	1,785	2,760
Change in operating assets and liabilities:
Trade receivables	(2,882)	(8,624)
Accounts with partners	14,671	(67)
Other receivables	(1,257)	544
Crude oil inventory	(842)	296
Materials and supplies	—	(39)
Prepayments and other	1,385	1,348
Other long term assets	243	—
Accounts payable and accrued liabilities	(10,625)	2,819
Income taxes payable	—	700

Net cash provided by operating activities	21,049	25,290

CASH FLOWS FROM INVESTING ACTIVITIES
Funds in escrow, net	(16)	1,119
Additions to property and equipment	(7,772)	(8,477)
Other	—	—

Net cash used in investing activities	(7,788)	(7,358)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	204	1,787
Debt issuance costs capitalized	—	(207)
Borrowings	—	5,000
Debt repayment	—	(1,500)
Distribution to minority interest	(1,998)	(999)
Other	(42)	62

Net cash provided by (used in) financing activities	(1,836)	4,143

NET CHANGE IN CASH AND CASH EQUIVALENTS	11,425	22,075
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	60,979	43,880

CASH AND CASH EQUIVALENTS AT END OF PERIOD	72,404	65,955

Supplemental disclosure of cash flow information
Income taxes paid	$18,780	$20,797

Interest paid	$225	$92

Supplemental disclosure of non cash flow information
Change in investment in property and equipment not paid	$(4,267)	$832

See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOUNTING POLICIES

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

Options to purchase 1,828,420 shares were excluded in the three months and six months periods ending June 30, 2007 because they would be anti-dilutive.

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

11.	RESTATEMENT

In October 2007, we identified an error in our cash flow statement presentation of exploration costs. Specifically, we determined that expenditures for geological and geophysical costs that are charged to expense should not be classified as investing activities.

Shown below are the significant effects of the restatement to our condensed cash flow statements (unaudited, in thousands of dollars)

	As previously reported		As restated
	2007	2006	2007	2006
Statement of Cash Flows:
For the six months ended June 30,
Exploration expense	5,482	964	—	—

Net cash provided by operating activities	26,531	26,254	21,049	25,290
Exploration expense	(5,482)	(964)	—	—

Net cash used in investing activities	(13,270)	(8,322)	(7,788)	(7,358)

VAALCO ENERGY, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations incorporates the effect of the restatement of the Statement of Cash Flows (unaudited) as discussed in “Note 11. Restatement.”

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

CAPITAL RESOURCES AND LIQUIDITY

Cash Flows

Net cash provided by operating activities for the six months ended June 30, 2007 was $21.0 million, as compared to $25.3 million provided by operations for the six months ended June 30, 2006. In 2007, net cash provided by operating activities included net income of $8.3 million, depreciation, depletion and amortization of $8.7 million, amortization of debt issuance costs of $0.4 million, stock based compensation of $1.1 million, minority interest of $1.8 million and cash provided by changes in operating assets and liabilities of $0.7 million. Net cash provided by operations in the six months ended June 30, 2006 included net income of $21.5 million, non-cash depreciation, depletion and amortization of $3.3 million, $0.3 million of amortization of debt issuance costs, minority interest of $2.8 million and cash used for working capital of $3.0 million.

Net cash used in investing activities for the six months ended June 30, 2007 was $7.8 million, as compared to net cash used in investing activities of $7.4 million for the six months ended June 30, 2006. In the six months ended June 30, 2007, the Company expended $7.8 million of cash associated with the construction of the Avouma and Ebouri platforms. In the six months ended June 30, 2006, the Company spent $8.5 million for the construction of the Avouma platform. In the six months ended June 30, 2006, the Company also had $1.1 million of funds in escrow released associated with the pay off of the term loan with the IFC.

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

VAALCO ENERGY, INC. AND SUBSIDIARIES

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

Depreciation, depletion and amortization expenses were $4.1 million in the three months ended June 30, 2007 compared to $1.5 million in the three months ended June 30, 2006. The higher depreciation, depletion and amortization expenses during the three months ended June 30, 2007 compared to the three months ended June 30, 2006 was due to amounts included in depletable assets for the Avouma and South Tchibala fields, which are higher on a per barrel basis than for the Etame field.

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

Net Income

Net income for the three months ended June 30, 2007 was $3.7 million, compared to net income of $10.5 million for the same period in 2006. Higher production costs, depreciation, depletion and amortization costs, general and administrative costs and income taxes contributed to the lower net income in 2007.

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

Depreciation, depletion and amortization expenses were $8.7 million in the six months ended June 30, 2007 compared to $3.3 million in the six months ended June 30, 2006. The depreciation, depletion and amortization expenses during the six months ended June 30, 2007 reflect the effects of the increase in amortizable costs due to the addition of the Avouma and South Tchibala fields in January 2007, which are higher on a per barrel basis than for the Etame field.

General and administrative expenses for the six months ended June 30, 2007 and 2006 were $4.3 million and $1.1 million for each period, respectively. During the six months ended June 30, 2007, the Company incurred $1.1 million of stock based compensation compared to $0.5 million incurred in the six months ended June 30, 2006. The Company incurred $0.4 million of expenses associated with listing on the New York Stock Exchange in the six months ended June 30, 2007. In both periods, the Company benefited from overhead reimbursement associated with production and development operations on the Etame Block, although less so in the six months ended June 30, 2007 than in the six months ended June 30, 2006 due to lower capital spending activity.

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

VAALCO ENERGY, INC. AND SUBSIDIARIES

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As disclosed in Note 11 to the unaudited condensed consolidated financial statements, we have restated our Condensed Statements of Consolidated Cash Flows for the six month periods ending June 30, 2007 and 2006 to correct an error in the reporting of exploration activities and to reclassify these amounts from cash used in investing activities to cash used in operating activities. The restatement does not affect total cash flows, nor does it affect the Condensed Balance Sheets or the Condensed Statements of Operations of the Company.

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