Form 10-Q
period 2007-09-30
VAALCO ENERGY INC /DE/
filed 2007-11-09
CIK 894627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-20928

VAALCO Energy, Inc.

(Exact name of registrant as specified in its charter)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act .(Check one)

Large accelerated filer  ☐    Accelerated filer  ☒    Non-Accelerated filer  ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒.

As of October 31, 2007, there were outstanding 59,024,481 shares of common stock, $0.10 par value per share, of the registrant.

VAALCO ENERGY, INC. AND SUBSIDIARIES

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands of dollars, except number of shares and par value amounts)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$70,236	$60,979
Funds in escrow	4,764	4,764
Receivables:
Trade	17,933	7,608
Accounts with partners	2,880	5,540
Other	1,686	1,333
Crude oil inventory	1,003	560
Materials and supplies	324	324
Prepayments and other	1,750	3,073

Total current assets	100,576	84,181

Property and equipment—successful efforts method:
Wells, platforms and other production facilities	79,557	77,861
Unproved properties	12,841	12,841
Work in progress	7,895	3,720
Equipment and other	1,936	1,550

	102,229	95,972
Accumulated depreciation, depletion and amortization	(38,674)	(25,465)

Net property and equipment	63,555	70,507

Other assets:
Deferred tax asset	1,257	1,257
Funds in escrow	10,863	10,843
Other long term assets	418	1,154

TOTAL	$176,669	$167,942

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$15,810	$26,686

Total current liabilities	15,810	26,686

Long term debt	5,000	5,000
Asset retirement obligations	6,626	6,029

Total liabilities	27,436	37,715

Commitments and contingencies
Minority interest in consolidated subsidiaries	7,957	7,963
Stockholders’ equity:
Common stock, $0.10 par value, 100,000,000 authorized shares 60,308,989 and 60,058,155 shares issued with 1,060,342 in treasury at September 30, 2007 and December 31, 2006, respectively	6,031	6,006
Additional paid-in capital	50,012	48,093
Retained earnings	85,499	68,431
Less treasury stock, at cost	(266)	(266)

Total stockholders’ equity	141,276	122,264

TOTAL	$176,669	$167,942

See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

(unaudited)

(in thousands of dollars, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues:
Oil and gas sales	$34,828	$25,640	$88,087	$82,452
Operating costs and expenses:
Production expenses	3,812	3,075	11,055	9,339
Exploration expense	651	523	6,133	1,487
Depreciation, depletion and amortization	4,809	1,763	13,539	5,061
General and administrative expenses	1,799	(9)	6,114	1,122

Total operating costs and expenses	11,071	5,352	36,841	17,009

Operating income	23,757	20,288	51,246	65,443

Other income (expense):
Interest income	1,039	886	2,871	2,060
Interest expense	(26)	(256)	(854)	(779)
Other, net	(21)	19	115	(38)

Total other income (expense)	992	649	2,132	1,243

Income from continuing operations before income taxes, and minority interest	24,749	20,937	53,378	66,686
Income tax expense	14,747	6,280	33,268	27,077
Minority interest in earnings of subsidiaries	1,206	1,555	2,991	4,314

Income from continuing operations	8,796	13,102	17,119	35,295
Discontinued operations: (Note 6)
Income (loss) from discontinued operations	—	488	(51)	(241)

Net income	$8,796	$13,590	$17,068	$35,054

Basic income per share from continuing operations	$0.15	$0.22	$0.29	$0.61
Income (loss) from discontinued operations	—	0.01	—	—

Basic income per share	$0.15	$0.23	$0.29	$0.61

Diluted income per share from continuing operations	$0.15	$0.21	$0.28	$0.58
Income (loss) from discontinued operations	—	0.01	—	—

Diluted income per share	$0.15	$0.22	$0.28	$0.58

Basic weighted shares outstanding	59,192	58,403	58,119	57,905

Diluted weighted average shares outstanding	60,082	60,786	60,275	60,352

See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

(in thousands of dollars)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$17,068	$35,054
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	13,539	5,060
Amortization of debt issuance costs	443	482
Stock based compensation	1,689	580
Minority interest in earnings of subsidiaries	2,991	4,314
Change in operating assets and liabilities:
Trade receivables	(10,325)	(8,639)
Accounts with partners	2,660	(2,195)
Other receivables	(353)	213
Crude oil inventory	(443)	221
Materials and supplies	—	(39)
Deferred tax asset	—	(437)
Prepayments and other	1,323	1,109
Other long term assets	231	—
Accounts payable and accrued liabilities	(7,157)	3,946
Income taxes payable	—	200

Net cash provided by operating activities	21,666	39,869

CASH FLOWS FROM INVESTING ACTIVITIES
Funds in escrow, net	(20)	1,113
Additions to property and equipment	(9,711)	(18,263)

Net cash used in investing activities	(9,731)	(17,150)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	300	1,898
Debt issuance costs capitalized	62	(321)
Borrowings	—	5,000
Debt repayment	—	(1,500)
Distribution to minority interest	(2,997)	(1,998)
Other	(43)	—

Net cash provided by (used in) financing activities	(2,678)	3,079

NET CHANGE IN CASH AND CASH EQUIVALENTS	9,257	25,798

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	60,979	43,880

CASH AND CASH EQUIVALENTS AT END OF PERIOD	70,236	69,678

Supplemental disclosure of cash flow information
Income taxes paid	$33,268	$27,077

Interest paid	$225	$92

Supplemental disclosure of non cash flow information
Change in investment in property and equipment not paid	$(3,719)	$705

See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOUNTING POLICIES

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

VAALCO’s subsidiaries holding interests in Gabon are VAALCO Energy (International), Inc., VAALCO Gabon (Etame), Inc. and VAALCO Production (Gabon), Inc. In Angola VAALCO holds its concession interest in VAALCO Angola (Kwanza), Inc. In Great Britain VAALCO holds its North Sea interests in VAALCO UK (North Sea), Ltd. VAALCO Energy (USA), Inc. holds interests in certain properties in the United States.

Reclassifications: Certain immaterial amounts from 2006 have been reclassified in the Condensed Statements of Consolidated Cash Flows to conform to the 2007 presentation.

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

Diluted Shares consist of the following:

	Three months ended		Nine months ended
Item	Sept 30, 2007	Sept 30, 2006	Sept 30, 2007	Sept 30, 2006
Basic weighted average common stock issued and outstanding	59,191,555	58,403,727	59,118,995	57,905,161
Dilutive options	889,957	2,381,936	1,156,223	2,446,493

Total diluted shares	60,081,511	60,785,663	60,275,218	60,351,654

VAALCO ENERGY, INC. AND SUBSIDIARIES

Options to purchase 1,797,640 shares were excluded in the three months and nine months periods ending September 30, 2007 because they would be anti-dilutive.

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

VAALCO ENERGY, INC. AND SUBSIDIARIES

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

During the nine months ended September 30, 2007, the Company granted no stock options.

For the three months and nine months ended September 30, 2007, the Company recognized non-cash compensation expense related to stock options of $0.6 million and $1.7 million, respectively, (or $0.01 and $0.03 per basic and diluted share, respectively). For the three months and nine months ended September 30, 2006, the Company recognized non-cash compensation expense of $0.1 million and $0.6 million, respectively (or $0.00 and $0.01 per basic and diluted share, respectively). These amounts were recorded as general and administrative expense. Because the Company does not pay significant United States taxes, no amounts were recorded for tax benefits related to excess stock based compensation deductions.

A summary of the stock option activity for the nine months ended September 30, 2007 is provided below:

	Number of Shares Underlying Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of period	4,369	$4.87	3.65
Granted	—	—	—
Exercised	(251)	1.20	0.57
Forfeited	(113)	7.97	4.51

Outstanding at end of period	4,005	$5.02	3.04	$4.1

Exercisable at end of period	2,433	$3.11	2.29	$4.1

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option. As of September 30, 2007, unrecognized compensation costs totaled $1.8 million. The expense is expected to be recognized over a weighted average period of 1.25 years. The total fair value of stock options vested during the nine months ended September 30, 2007 was approximately $0.9 million.

VAALCO ENERGY, INC. AND SUBSIDIARIES

5.	GUARANTEES

In connection with the charter of a Floating Production, Storage and Offloading vessel (“FPSO”) for the Etame field, the Company as operator of the Etame field guarantees the charter payments through the life of the charter. In October 2007, the Company negotiated an extension of the charter to September 2013. Prior to the extension, the Company was contractually limited to a maximum production rate of 20,000 barrels oil per day of FPSO throughput. The extension provides for a new tariff for oil production in excess of 20,000 of $2.50 per barrel and outlines responsibilities between the Company and the FPSO owner for debottlenecking the tanker to accommodate higher production rates for Avouma, which is currently producing, and the Ebouri field which is expected to begin producing in late 2008.

The charter continues for two years beyond September 2013 unless one year’s prior notice is given to the owner of the FPSO. The Company obtained several guarantees from its partners for their share of the charter payment. The Company’s share of the charter payment is 28.1%. The Company believes the need for performance under the charter guarantee is remote. The estimated obligations for the annual charter payment and the Company’s share of the charter payments are as follows:

	Year	Full Charter Payment in thousands	Company Share in thousands
Remainder of	2007	$4,333	$1,217
	2008	$16,199	$4,547
	2009	$15,957	$4,480
	2010	$15,809	$4,438
	2011	$15,685	$4,403
	Thereafter	$27,460	$7,709

The Company has recorded a liability of $0.5 million at September 30, 2007 representing the guarantee’s fair value.

6.	DISCONTINUED OPERATIONS

On April 30, 2004, the Company closed the sale of all of its assets associated with Service Contract 6 and Service Contract 14 in the Philippines. Terms of the sale included the assumption by the partners of the Company’s entire share of any abandonment, environmental or other liabilities associated with the Service Contracts. The Company reclassified the results of the Philippines operations to discontinued operations for prior periods in its financial statements. In the first quarter of 2006, the Company accrued $0.7 million to settle branch profits remittances taxes in the Philippines associated with the closure of the branches which operated the former Philippines assets. This liability was settled for $0.2 million in the fourth quarter of 2006 and the balance of the excess liability was reversed at the end of the third quarter of 2006. The branches were officially closed during the second quarter of 2007 and the Company expects no additional financial activity associated with the discontinued operations beyond the second quarter of 2007.

VAALCO ENERGY, INC. AND SUBSIDIARIES

	Three Months ended Sept 30, in thousands		Nine months ended Sept 30, in thousands
Income/(loss) from discontinued operations	2007	2006	2007	2006
Operating costs and expenses:
General and administrative expenses	—	20	56	56

Total operating costs and expenses	—	18	56	56
Other income:
Interest income	—	8	5	15

Loss from discontinued operations before income taxes	—	(12)	(51)	(41)
Income tax expense (benefit)	—	(500)	—	200

Income (loss) from discontinued operations	$—	$488	$(51)	$(241)

7.	EQUITY TRANSACTIONS

During the nine months ended September 30, 2007, employees and consultants exercised stock options to receive 250,834 shares of common stock, resulting in net proceeds to the Company of $300,000.

In September 2007, the Company’s Board of Directors authorized the purchase up to $20 million of the Company’s common stock. Under the stock buy-back program shares of common stock will be purchased on the open market or through privately negotiated transactions from time-to-time during the 12 month period following the board’s authorization. Under the authorization, the timing and amount of purchases will be based upon market conditions, securities law limitations and other factors. The stock buy-back program does not obligate the Company to acquire any specific number of shares in any period, and may be modified, suspended, extended or discontinued at any time without prior notice. There were no shares acquired during the nine months ended September 30, 2007

On September 14, 2007, the Board of Directors of the Company adopted a Rights Agreement dated as of September 14, 2007 between the Company and the Registrar and Transfer agent of the Company, as Rights Agent. Details of the Rights Agreement are contained in Exhibit 4.1 to this Form 10-Q filing.

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

VAALCO ENERGY, INC. AND SUBSIDIARIES

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

The following table summarizes the tax years that remain subject to examination by major tax jurisdictions:

United States	2003-2006
Gabon	2004-2006

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

In November 2005, the Company signed a production sharing contract for the Mutamba Iroru block onshore Gabon. The five year contract awards the Company exploration rights along the central coast of Gabon. During the first three years of the contract the Company is required to drill one exploration well and spend a minimum of $4.0 million. During the optional two year extension to the contract, the Company is required to acquire specified levels of seismic data, drill one exploration well and spend a minimum of $5.0 million. The Company is currently gathering data from past operators of the area for interpretation and prospect delineation.

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

VAALCO ENERGY, INC. AND SUBSIDIARIES

In September 2007, the Company entered into a farm-out agreement with Bow Valley Ltd. to pay for 37.5% of the cost of a well in the U.K. North Sea in order to earn a 25% interest in the 9-28b Offshore License. The well is expected to be drilled during the fourth quarter of 2007 and the Company’s estimated share of the cost of the well is $12.0 million. The Company has no further well commitments on the block.

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

INTRODUCTION

The Company operates the Etame, Avouma and South Tchibala fields on behalf of a consortium of five companies offshore of the Republic of Gabon. The Avouma and South Tchibala fields began producing in January 2007. The Etame, Avouma and South Tchibala fields produce from six wells (four subsea wells and two platform wells) into a 1.1 million barrel FPSO vessel. During the three months ended September 30, 2007, the Etame, Avouma and South Tchibala fields produced 1.8 million barrels (0.5 million barrels net to the Company). The Company sells its Gabon production to the trading company Addax B.V. (“Addax”) at spot market prices.

The Etame Production Sharing Contract area (the “Etame Block”) is comprised of approximately 750,000 acres, all of which is offshore Gabon. The Etame Block contains the Etame field, the Avouma field, the South Tchibala field and the Ebouri field. In October 2006, the Company received approval of the development plan for the Ebouri field. The Company began construction of the Ebouri platform during the fourth quarter of 2006. First production is expected in late 2008. During the first quarter of 2007, the Company acquired 400 square kilometers of 3-D seismic data on the Etame Block at a cost of $1.0 million.

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

In September 2007 the Company entered into a farm-out agreement with Bow Valley Ltd. to pay for 37.5% of the cost of a well in the U.K. North Sea in order to earn a 25% interest in the 9-28b Offshore License. The well is expected to be drilled during the fourth quarter of 2007 and the Company’s estimated share of the cost of the well is $12.0 million. The Company has no further well commitments on the block.

CAPITAL RESOURCES AND LIQUIDITY

Cash Flows

Net cash provided by operating activities for the nine months ended September 30, 2007 was $21.7 million, as compared to $39.9 million provided by operations for the nine months ended September 30, 2006. In 2007, net cash provided by operating activities included net income of $17.1 million, depreciation, depletion and amortization of $13.5 million, amortization of debt issuance costs of $0.4 million, stock based compensation of $1.7 million, minority interest of $3.0 million and cash used by changes in operating assets and liabilities of $14.1 million. Net cash provided by operations in the nine months ended September 30, 2006 included net income of $35.1 million, non-cash depreciation, depletion and amortization of $5.1 million, $0.5 million of amortization of debt issuance costs, minority interest of $4.3 million and cash used for working capital of $5.6 million.

Net cash used in investing activities for the nine months ended September 30, 2007 was $9.7 million, as compared to net cash used in investing activities of $17.2 million for the nine months ended September 30, 2006. In the nine months ended September 30, 2007, the Company spent $9.7 million of cash associated with the construction of the Avouma and Ebouri platforms. In the nine months ended September 30, 2006, the Company spent $18.3 million for the construction of the Avouma platform. In the nine months ended September 30, 2006, the Company also had $1.1 million of funds in escrow released associated with the pay off of the term loan with the IFC.

Net cash used in financing activities in the nine months ended September 30, 2007 was $2.7 million, consisting of $3.0 million distributed to a minority interest holder and $0.3 million of proceeds from stock issuance. In the nine months ended September 30, 2006, net cash provided by financing activities was $3.1 million, consisting of $3.5 million of net borrowings, $1.9 million of proceeds from the issuance of common stock, $0.3 million of debt issuance costs and $2.0 million distributed to a minority interest holder. At September 30, 2007, the Company had approximately $0.3 million of capitalized debt financing costs on the books associated with the $30.0 million revolving credit facility.

Capital Expenditures

During the nine months ended September 30, 2007, the Company incurred $9.7 million of capital expenditures, primarily associated with the construction of the Avouma and Ebouri platforms.

VAALCO ENERGY, INC. AND SUBSIDIARIES

During the remainder of 2007, the Company anticipates continuing construction of the Ebouri platform. Total capital expenditures for the remainder of 2007 are anticipated to be $21 million, which includes $12.0 million to fund the exploration well associated with the recent farm-in to the 9-28b offshore lease in the North Sea.

Liquidity

Historically, the Company’s primary sources of capital have been cash flows from operations, private sales of equity, borrowings and purchase money debt. At September 30, 2007, the Company had cash of $70.2 million. The Company believes that this cash combined with cash flow from operations will be sufficient to fund the Company’s remaining 2007 capital expenditure budget, required debt service payments and additional investments in working capital resulting from potential growth. As operator of the Etame field, the Company enters into project related activities on behalf of its working interest partners. The Company generally obtains advances from it partners prior to significant funding commitments.

In September 2005, the Company executed a loan agreement with the IFC for a $30.0 million revolving credit facility which is secured by the assets of the Company’s Gabon subsidiary. The facility extends through June 2008 at which point it can be extended, or converted to a term loan. Under the revolving credit facility, the IFC holds a pledge of the Company’s interest in the Etame Block, and pledge of the shares of VAALCO Gabon (Etame), Inc., the subsidiary which owns the Company’s interest in the Etame Block. The IFC also has a security interest in any crude oil sales contract the Company enters into for the sale of crude oil from the Etame Block.

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

Domestically, the Company produces from wells in Brazos County Texas and offshore in the Gulf of Mexico, which contributed $204,000 to revenues in the first nine months of 2007. Domestic production is sold via separate contracts for oil and gas. The Company has access to several alternative buyers for oil and gas sales domestically.

Oil and Gas Exploration Costs

The Company uses the “successful efforts” method of accounting for its oil and gas exploration and development costs. All expenditures related to exploration, with the exception of costs of drilling exploratory wells are charged as an expense when incurred. The costs of exploratory wells are capitalized pending determination of whether commercially producible oil and gas reserves have been discovered. If the determination is made that a well did not encounter potentially economic oil and gas quantities, the well costs are charged as an expense. During the nine months ended September 30, 2007, the Company expended $6.1 million on exploration costs to acquire a license to 1,175 square kilometers of 3-D seismic in Angola and to process seismic in Gabon and Angola.

VAALCO ENERGY, INC. AND SUBSIDIARIES

The Company had $7.9 million capitalized for the Ebouri field in Gabon which was being carried as work in progress at September 30, 2007. In July 2006, the Company received approval to declare the Ebouri field’s reserves commercial from the Gabon government and in October 2006 the Gabon government approved a development plan for the Ebouri field, and assigned a twenty year development area surrounding the field. First production is dependent upon construction and delivery of the platform facilities and rig availability, and is estimated to occur in late 2008.

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

In September 2007, the Company entered into a farm-out agreement with Bow Valley Ltd. to pay for 37.5% of the cost of a well in the U.K. North Sea in order to earn a 25% interest in the 9-28b Offshore License. The well is expected to be drilled during the fourth quarter of 2007 and the Company’s estimated share of the cost of the well is $12.0 million. the company has no further well commitments on the block.

VAALCO ENERGY, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

Three months ended September 30, 2007 compared to three months ended September 30, 2006

Revenues

Total revenues were $34.8 million for the three months ended September 30, 2007 compared to $25.6 million for the comparable period in 2006. The Company sold approximately 472,000 net barrels of oil equivalent at an average price of $73.79 in three months ended September 30, 2007. In the three months ended September 30, 2006, the Company sold approximately 391,000 net barrels of oil equivalent at an average price of $65.50 per barrel. Crude oil production from the Etame, Avouma and South Tchibala fields averaged approximately 20,000 barrels oil per day (“BOPD”) during the three months ended September 30, 2007 compared to approximately 16,800 BOPD in the three months ended September 30, 2006. Crude oil sales are a function of the number and size of crude oil liftings in each quarter from the FPSO and thus crude oil sales do not always coincide with volumes produced in any given quarter.

Operating Costs and Expenses

Total production expenses for the three months ended September 30, 2007 were $3.8 million compared to $3.1 million in the three months ended September 30, 2006. The Company matches production expenses with crude oil sales. Any production expenses associated with unsold crude oil inventory are capitalized. Expenses in the three months ended September 30, 2007 were higher than in the three months ended September 30, 2006 due in part to higher volumes sold, higher insurance costs, higher boat rental and boat fuel costs, and higher FPSO costs.

Exploration expense was $0.7 million for the three months ended September 30, 2007 compared to $0.5 million in the comparable period in 2006. Exploration expense for the three months ended September 30, 2007 were for processing seismic data in Gabon and acquiring 2-D seismic data in Angola. In the three months ended September 30, 2006, exploration expense consisted of approximately $0.3 million associated with North Sea exploration activities and $0.2 million for exploration activities on the Mutamba Iroru block onshore Gabon.

Depreciation, depletion and amortization expenses were $4.8 million in the three months ended September 30, 2007 compared to $1.8 million in the three months ended September 30, 2006. The higher depreciation, depletion and amortization expenses during the three months ended September 30, 2007 compared to the three months ended September 30, 2006 was due to amounts included in depletable assets for the Avouma and South Tchibala fields, which are higher on a per barrel basis than for the Etame field.

General and administrative expenses for the three months ended September 30, 2007 were $1.8 million. The Company did not incur general and administrative expenses for the three months ended September 30, 2006. During the three months ended September 30, 2007 and September 30, 2006, the Company incurred stock based compensation expense of $0.6 million and $0.3 million, respectively. In both of the three months ended September 30, 2007 and 2006, the Company benefited from overhead reimbursement associated with production and development operations on the Etame Block. Due to high capital costs for the installation of the Avouma platform in the three months ended September 30, 2006 the overhead reimbursements were particularly high for that quarter.

VAALCO ENERGY, INC. AND SUBSIDIARIES

Other Income (Expense)

Interest income received on amounts on deposit was $1.0 million in the three months ended September 30, 2007 compared to $0.9 million in the three months ended September 30, 2006. The increase in interest income received on amounts on deposit reflects higher cash balances and higher interest rates in 2007. Interest expense and financing charges for the IFC loan was $26,000 for the three months ended September 30, 2007 compared to $0.3 million for the three months ended September 30, 2006. In the three months ended September 30, 2006, the Company had higher interest on amounts drawn on the IFC revolving credit facility and higher loan commitment fees.

Income Taxes

Income taxes amounted to $14.7 million and $6.3 million for the three months ended September 30, 2007 and 2006, respectively. In the three months ended September 30, 2007 and in the three months ended September 30, 2006, the income taxes were all paid in Gabon. Income taxes in the three months ended September 30, 2007 were higher than in the three months ended September 30, 2006 due to lower capital spending compared to the three months ended September 30, 2006, resulting in lower amounts costs recovered in Gabon and therefore higher profit oil tax payments. In particular, the Company incurred $9.8 million in capital costs related to the installation of the Avouma platform during the three months ended September 30, 2006 and such costs reduced income taxes.

Discontinued Operations

Income from discontinued operations in the Philippines was $0.5 million in the three months ended September 30, 2006 due to a reversal of a $0.5 million tax accrual after a settlement was reached on branch profit remittance tax assessments in the Philippines. Discontinued operations activity ceased at the end of the second quarter of 2007 so there were no costs associated with discontinued operations in the three months ended September 30, 2007.

Minority Interest

The Company incurred $1.2 million and $1.6 million in minority interest charges in the three months ended September 30, 2007 and 2006, respectively. These minority interest charges were associated with VAALCO Energy (International), Inc., a subsidiary that is 90.01% owned by the Company.

Net Income

Net income for the three months ended September 30, 2007 was $8.8 million, compared to net income of $13.6 million for the same period in 2006. Higher income taxes was the primary reason for the lower net income for the three months ended September 30, 2007, although higher production costs, depreciation, depletion and amortization costs and general and administrative costs also contributed to the lower net income in 2007.

VAALCO ENERGY, INC. AND SUBSIDIARIES

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006

Revenues

Total revenues were $88.1 million for the nine months ended September 30, 2007 compared to $82.5 million for the comparable period in 2006. The Company sold approximately 1,334,000 net barrels of oil equivalent at an average price of $66.05 in the nine months ended September 30, 2007. In the nine months ended September 30, 2006, the Company sold approximately 1,278,000 barrels of oil equivalent at an average price of $64.54 per barrel. Crude oil sales are a function of the number and size of crude oil liftings in each quarter from the FPSO and thus crude oil sales do not always coincide with volumes produced in any given quarter.

Operating Costs and Expenses

Total production expenses for the nine months ended September 30, 2007 were $11.1 million compared to $9.3 million in the nine months ended September 30, 2006. The Company matches production expenses with crude oil sales. Any production expenses associated with unsold crude oil inventory are capitalized. Expenses in the nine months ended September 30, 2007 were higher due to higher sales volumes, higher insurance costs, higher costs of boat rentals and boat fuel and due to higher FPSO costs.

Exploration expense was $6.1 million for the nine months ended September 30, 2007 compared to $1.5 million in the comparable period in 2006. Exploration expense for the nine months ended September 30, 2007 included $3.9 million associated with licensing 1,175 square kilometers of 3-D seismic data for Block 5 in Angola and $1.3 million for acquisition and processing of 400 square kilometers of 3-D seismic offshore Gabon. In 2006, $0.8 million of the exploration expense was associated with North Sea exploration activities and $0.5 million with exploration activities in Gabon.

Depreciation, depletion and amortization expenses were $13.5 million in the nine months ended September 30, 2007 compared to $5.1 million in the nine months ended September 30, 2006. The depreciation, depletion and amortization expenses during the nine months ended September 30, 2007 reflect the effects of the increase in amortizable costs due to the addition of the Avouma and South Tchibala fields in January 2007, which are higher on a per barrel basis than for the Etame field.

General and administrative expenses for the nine months ended September 30, 2007 and 2006 were $6.1 million and $1.1 million for each period, respectively. During the nine months ended September 30, 2007, the Company incurred $1.7 million of stock based compensation compared to $0.6 million incurred in the nine months ended September 30, 2006. The Company incurred $0.4 million of expenses associated with listing on the New York Stock Exchange in the nine months ended September 30, 2007. In both of the three months ended September 30, 2007 and 2006, the Company benefited from overhead reimbursement associated with production and development operations on the Etame Block. Due to high capital costs for the installation of the Avouma platform in the three months ended September 30, 2006 the overhead reimbursements were particularly high for that quarter.

VAALCO ENERGY, INC. AND SUBSIDIARIES

Other Income (Expense)

Interest income received on amounts on deposit was $2.9 million in the nine months ended September 30, 2007 compared to $2.1 million in the nine months ended September 30, 2006. The increase in interest income received on amounts on deposit reflects higher cash balances and higher interest rates in 2007. Interest expense and financing charges for the IFC loan was $0.9 million for the nine months ended September 30, 2007 compared to $0.8 million for the nine months ended September 30, 2006, due to higher loan balances and higher commitment fees in the nine months ended September 30, 2007.

Income Taxes

Income taxes amounted to $33.3 million and $27.1 million for the nine months ended September 30, 2007 and 2006, respectively. In the nine months ended September 30, 2007 and 2006, the income taxes were all paid in Gabon. The higher income taxes paid in Gabon in nine months ended September 30, 2006 were due to higher oil prices, higher crude volumes sold and lower capital expenditures leading to less cost oil recovery.

Discontinued Operations

Expense from discontinued operations in the Philippines in the nine months ended September 30, 2007 was $0.1 million compared to $0.2 million in the nine months ended September 30, 2006. The $0.2 million of expense in the nine months ended September 30, 2006 consisted primarily of accrued net amounts to settle branch profits remittances taxes in the Philippines associated with the closure of the branches which operated the former Philippines assets of the Company.

Minority Interest

The Company incurred $3.0 million and $4.3 million in minority interest charges in the nine months ended September 30, 2007 and 2006, respectively. These minority interest charges were associated with VAALCO Energy (International), Inc., a subsidiary that is 90.01% owned by the Company.

Net Income

Net income for the nine months ended September 30, 2007 was $17.1 million, compared to net income of $35.1 million for the same period in 2006. Higher production and exploration expenses, depreciation costs, general and administrative expenses and income taxes in the nine months ended September 30, 2007 contributed to the lower net income for that period.

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

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There have been no material changes to the disclosure on this matter in our annual report on Form 10-K for the year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2007, the Company authorized a $20 million open market stock buy back program. This program did not result in the Company repurchasing any common stock through September 30, 2007.

ITEM 6.	EXHIBITS

(a)	Exhibits

3.		Articles of Incorporation and Bylaws

	3.1	Restated Certificate of Incorporation (incorporated by reference to exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed with the Commission on July 15, 1998, Reg. No. 333-59095).

	3.2	Certificate of Amendment to Restated Certificate of Incorporation (incorporated by reference to exhibit 4.2 to the Company’s Registration Statement on Form S-3 filed with the Commission on July 15, 1998, Reg. No. 333-59095).

	3.3	Amended and Restated Bylaws dated March 24, 2005 filed with the Commission on May 2, 2005. (incorporated by reference to the Company’s quarterly report on Form 10Q for the quarter ended September 30, 2005).

	3.4	Certificate of Designation, Preferences and Rights of Series B Preferred Stock (incorporated by reference to Form 8-K filed with the Commission on September 19, 2007)

4.		Instruments Defining the Rights of Security Holders

	4.1	Rights Agreement, Dated as of September 14, 2007 (incorporated by reference to Form 8-A12B filed with the Commission on September 19, 2007)

31.	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Section 1350 Certificates

	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

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

Dated: November 9, 2007

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