Form 10-K
period 2007-12-31
VAALCO ENERGY INC /DE/
filed 2008-03-14
CIK 894627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☐            Accelerated filer    ☒            Non-accelerated filer    ☐            Smaller reporting company    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes    ☐    No    ☒

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates, as of June 29, 2007 was $276,066,436 based on a closing price of $4.83 on June 29, 2007.

As of February 29, 2008, there were outstanding 59,194,182 shares of common stock, $0.10 par value per share, of the registrant.

Documents incorporated by reference: Definitive proxy statement of VAALCO Energy, Inc. relating to the Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year covered by this Form, which is incorporated into Part III of this 10-K.

VAALCO ENERGY, INC.

PART I

Item 1.	Business

BACKGROUND

VAALCO Energy, Inc., a Delaware corporation incorporated in 1985, is a Houston-based independent energy company principally engaged in the acquisition, exploration, development and production of crude oil and natural gas. VAALCO owns producing properties and conducts exploration activities as operator in Gabon, West Africa and conducts exploration activities as operator in Angola, Africa. The Company has also organized a British subsidiary which participated in its first exploration well in the British North Sea in late 2007 and plans to participate in another well during 2008. Domestically, the Company has minor interests in the Texas Gulf Coast area and offshore Louisiana. As used herein, the terms “Company” and “VAALCO” mean VAALCO Energy, Inc. and its subsidiaries, unless the context otherwise requires. The Company’s corporate headquarters are located at 4600 Post Oak Place, Suite 309, Houston, Texas 77027 where the telephone number is (713) 623-0801.

VAALCO’s international subsidiaries are VAALCO Gabon (Etame), Inc., VAALCO Production (Gabon), Inc., VAALCO Angola (Kwanza), Inc. and VAALCO UK (North Sea), Ltd. VAALCO Energy (USA), Inc. holds interests in certain properties located in the United States.

RECENT DEVELOPMENTS

The Company’s primary source of revenue is from the Etame Production Sharing Contract located offshore the Republic of Gabon. The Company produces from the Etame, Avouma and South Tchibala fields on the license. Oil production commenced from the Etame field in September 2002 and from the Avouma and South Tchibala fields in January 2007. During 2007, the Etame Avouma and South Tchibala fields produced approximately 7.4 million bbls (1.8 million bbls net to the Company). In addition to the Etame, Avouma and South Tchibala fields, the Company is developing the Ebouri field, which was discovered in 2004. A platform is currently being constructed for installation during the summer of 2008, with first production from the Ebouri field expected to occur in late 2008.

Onshore Gabon, the Company has a 100% working interest in the Mutamba Iroru block located near the coast in central Gabon. The Mutamba Iroru block contains approximately 270,000 acres for exploration. The Company acquired seismic data from previous operators over the block in 2006 and 2007 and plans to drill one or two exploration wells on the block during 2008.

In November 2006, the Company signed a production sharing contract for a 40% working interest in Block 5 offshore Angola. The seven year contract awards the Company exploration rights to approximately 1.4 million acres along the central coast of Angola. The Company has acquired 1,175 square kilometers of seismic data over a portion of the Block 5 and is interpreting the seismic data. The Company expects the first exploration well to be drilled in late 2008 or in early 2009.

In December 2007, the Company signed a farm-in agreement for a 25% working interest in Block 9/28d offshore in the British North Sea. The Company was obligated to pay its share of the drilling of one well on the block and a portion of the share of the farminee’s share of the well. The well was spudded in December 2007 and reached total depth in January 2008. The well was suspended as a non-commercial discovery in January 2008.

In January 2008, the Company signed a farm-in agreement for a 25% working interest in Block 48/25c offshore in the British North Sea. The Company is obligated to pay its share of the drilling of one well on the block and a portion of the farminee’s share of the well. Block 48/25c is located in the Southern Gas Basin and an exploration well is expected to be drilled during the third quarter of 2008.

See Note 12 to the Company’s consolidated financial statements for financial information about the Company’s segments.

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

GENERAL

The Company’s current production strategy is to maximize the value of the reserves discovered in Gabon through exploitation of the Etame field, Avouma and South Tchibala fields, and to develop the Ebouri field during 2008. The Company owns a 100% working interest in the 270,000 acre Mutamba Iroru block onshore Gabon and a 40% working interest in the 1.4 million acre Block 5 offshore Angola. During 2008, the Company will continue mapping prospects on these blocks using available seismic data in order to develop exploration drilling prospects for 2008 and 2009. The Company has a 25% working interest in two blocks in the British North Sea. The Company is also actively seeking additional opportunities in West Africa and elsewhere.

International

The Company’s international strategy is to pursue selected opportunities that are characterized by reasonable entry costs, favorable economic terms, high reserve potential relative to capital expenditures and the availability of existing technical data that may be further developed. The Company believes that it has unique management and technical expertise in identifying international opportunities and establishing favorable operating relationships with host governments and local partners familiar with the local practices and infrastructure. The Company owns producing properties and conducts exploration activities as operator of two exploration licenses in Gabon, one exploration license in Angola and as non-operator in two blocks in the British North Sea.

Domestic

The Company’s domestic strategy is to produce existing reserves. There are no plans to drill new domestic wells at this time. During 2006, the Company sold several small interests in onshore wells. Current domestic properties are located in Brazos County, Texas and offshore Louisiana in the Ship Shoal area.

CUSTOMERS

Substantially all of the Company’s oil and gas is sold at the well head at posted or indexed prices under short-term contracts, as is customary in the industry. In Gabon, the Company sells oil under a contract with Shell Western Supply and Trading Limited (Shell) which runs through the calendar year 2008. While the loss of Shell as a buyer might have a material effect on the Company in the short term, management believes that the Company would be able to obtain other customers for its crude oil. Domestic production is sold via two contracts, one for oil and one for gas. The Company has access to several alternative buyers for oil and gas sales domestically.

EMPLOYEES

As of December 31, 2007, the Company had 25 full-time employees, ten of whom were located in Gabon and six of whom were located in Angola. The Company also utilizes contractors to staff its international operations. The Company is not subject to any collective bargaining agreements and believes its relations with its employees are satisfactory.

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

ENVIRONMENTAL REGULATIONS

General

The Company’s activities are subject to federal, state and local laws and regulations governing environmental quality and pollution control in the United States, Gabon and Great Britain and will be subject to the laws and regulations of Angola when exploration begins. In addition the Company is subject to the International Finance Corporation environmental guidelines. Although no assurances can be made, the Company believes that, absent the occurrence of an extraordinary event, compliance with existing laws, rules and regulations and the International Finance Corporation environmental guidelines regulating the release of materials in the environment or otherwise relating to the protection of the environment will not have a material effect upon the Company’s capital expenditures, earnings or competitive position with respect to its existing assets and operations. The Company cannot predict what effect future regulation or legislation, enforcement policies, changes in International Finance Corporation environmental guidelines, and claims for damages to property, employees, other persons and the environment resulting from the Company’s operations could have on its activities. In part because they are developing countries, it is unclear how quickly and to what extent Gabon or Angola will increase their regulation of environmental issues in the future; any significant increase in the regulation or enforcement of environmental issues by Gabon or Angola could have a material effect on the Company. Developing countries, in certain instances, have patterned environmental laws after those in the United States which are discussed below. However, the extent to which any environmental laws are enforced in developing countries varies significantly.

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

Greenhouse Gas Emissions

Recent scientific studies have suggested that manmade emissions of certain gases, commonly referred to as “greenhouse gases” and including carbon dioxide and methane, may be contributing to the warming of the atmosphere resulting in climate change. In response to such studies, the United States Congress is actively considering legislation to reduce emissions of greenhouse gases. In addition, at least 17 states have already taken legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. Also, as a result of the U.S. Supreme Court’s decision on April 2, 2007 in Massachusetts v. EPA, the EPA may regulate greenhouse gas emissions from mobile sources (e.g., cars and trucks) and possibly from stationary sources as well under certain federal Clean Air Act programs, even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases. New legislation or regulatory programs that restrict emissions of greenhouse gases in areas where the Company conducts business could adversely affect its operations and the demand for hydrocarbon products generally. The impact of such future programs cannot be predicted, but we do not expect our operations to be affected any differently than other similarly situated domestic competitors.

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

Almost all of the value of our production and reserves is concentrated in a single block offshore Gabon, and any production problems or inaccuracies in reserve estimates related to this property would adversely impact our business.

The Etame field, consisting of four producing wells and the Avouma and South Tchibala fields, consisting of one producing well each, constituted almost 100% of our total production for the year ended December 31, 2007. In addition, at December 31, 2007, almost 100% of our total net proved reserves were attributable to these fields. If mechanical problems, storms or other events curtailed a substantial portion of this production, or if the actual reserves associated with this producing property are less than our estimated reserves, our results of operations and financial condition could be materially adversely affected.

Our results of operations and financial condition could be adversely affected by changes in currency exchange rates.

Our results of operations and financial condition are affected by currency exchange rates. While oil sales are denominated in U.S. dollars, portions of our operating costs in Gabon are denominated in the local currency. An increase in the exchange rate of the local currency to the dollar will have the effect of increasing operating costs while a decrease in the exchange rate will reduce operating costs. The Gabon local currency is tied to the Euro. The exchange rate between the Euro and the U.S. dollar has fluctuated widely in response to international political conditions, general economic conditions and other factors beyond our control. The Euro appreciated substantially against the U.S. dollar in 2007 and 2006.

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

Our future success depends upon our ability to find, develop or acquire additional oil and gas reserves that are economically recoverable. Except to the extent that we conduct successful exploration or development activities or acquire properties containing proved reserves, our estimated net proved reserves will generally decline as reserves are produced. There can be no assurance that our planned development and exploration projects and acquisition activities will result in significant additional reserves or that we will have continuing success drilling productive wells at economic finding costs. The drilling of oil and gas wells involves a high degree of risk, especially the risk of dry holes or of wells that are not sufficiently productive to provide an economic return on the capital expended to drill the wells. In addition, our drilling operations may be curtailed, delayed or canceled as a result of numerous factors, including title problems, weather conditions, political instability, economic/currency imbalances, compliance with governmental requirements, receipt of additional seismic data or the reprocessing of existing data, material changes in oil or gas prices, failure of wells drilled in similar formations or delays in the delivery of equipment and availability of drilling rigs. Our current domestic and British North Sea oil and gas properties are operated by third parties and, as a result, we have limited control over the nature and timing of exploration and development of such properties or the manner in which operations are conducted on such properties.

Substantial capital, which may not be available to us in the future, is required to replace and grow reserves.

We make, and will continue to make, substantial capital expenditures for the acquisition, exploitation, development, exploration and production of oil and gas reserves. Historically, we have financed these expenditures primarily with cash flow from operations, debt, asset sales, and private sales of equity. During 2007, we have participated, and in 2008 we will continue to participate, in the further exploration and development projects on our international properties. In Gabon and Angola, we are the operator for the blocks and thus responsible for contracting on behalf of all the remaining parties participating in the project. We rely on the timely payment of cash calls by our partners to pay for the 69.65% share of the Etame budget and 50% of the Angola Block 5 budget for which they are responsible. However, if lower oil and gas prices, operating difficulties or declines in reserves result in our revenues being less than expected or limit our ability to borrow funds, or our partners fail to pay their share of project costs, we may have a limited ability to expend the capital necessary to undertake or complete future drilling programs. We cannot assure you that additional debt or equity financing or cash generated by operations will be available to meet these requirements.

Our drilling activities require us to risk significant amounts of capital that may not be recovered.

Drilling activities are subject to many risks, including the risk that no commercially productive reservoirs will be encountered. There can be no assurance that new wells drilled by us will be productive or that we will recover all or any portion of our investment. Drilling for oil and gas may involve unprofitable efforts, not only from dry wells, but also from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. The cost of drilling, completing and operating wells is often uncertain and cost overruns are common. Our drilling operations may be curtailed, delayed or canceled as a result of numerous factors, many of which are beyond our control, including title problems, weather conditions, compliance with governmental requirements and shortages or delays in the delivery of equipment and services.

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

There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves, including many factors beyond our control. Reserve engineering is a subjective process of estimating the underground accumulations of oil and gas that cannot be measured in an exact manner. The estimates included in this document are based on various assumptions required by the SEC, including unescalated prices and costs and capital expenditures, and, therefore, are inherently imprecise indications of future net revenues. Actual future production, revenues, taxes, operating expenses, development expenditures and quantities of recoverable oil and gas reserves may vary substantially from those assumed in the estimates. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves incorporated by reference in this document. In addition, our reserves may be subject to downward or upward revision based upon production history, results of future development, availability of funds to acquire additional reserves, prevailing oil and gas prices and other factors. Moreover, the calculation of the estimated present value of the future net revenue using a 10% discount rate as required by the SEC is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with our reserves or the oil and gas industry in general. It is also possible that reserve engineers may make different estimates of reserves and future net revenues based on the same available data.

The estimated future net revenues attributable to our net proved reserves are prepared in accordance with SEC guidelines, and are not intended to reflect the fair market value of our reserves. In accordance with the rules of the SEC, our reserve estimates are prepared using period-end prices received for oil and gas. Future reductions in prices below those prevailing at year-end 2007 would result in the estimated quantities and present values of our reserves being reduced.

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

Almost all of our proven reserves are located offshore of the Republic of Gabon. As of December 31, 2007, we carried a gross investment of approximately $80.1 million on our balance sheet associated with the Etame, Avouma and South Tchibala fields in Gabon. We have operated in Gabon since 1995 and believe we have good relations with the current Gabonese government. However, there can be no assurance that present or future administrations or governmental regulations in Gabon will not materially adversely affect our operations or cash flows.

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

The laws and regulations of the United States, Gabon, Angola and Great Britain regulate our current business. Our operations could result in liability for personal injuries, property damage, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages. In addition, we could be liable for environmental damages caused by, among others, previous property owners or operators. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could have a material adverse effect on our financial condition, results of operations and liquidity.

These laws and governmental regulations, which cover matters including drilling operations, taxation and environmental protection, may be changed from time to time in response to economic or political conditions and could have a significant impact on our operating costs, as wells as the oil and gas industry in general. In addition, the Company is subject to International Finance Corporation environmental guidelines published by the World Bank. While we believe that we are currently in compliance with environmental laws and regulations applicable to our operations in Gabon, Great Britain and the U.S., including those required by the International Finance Corporation, and that we will be able to comply with applicable laws and regulations in Angola, no assurances can be given that we will be able to continue to comply with such environmental laws and regulations without incurring substantial costs.

If our assumptions underlying accruals for abandonment costs are too low, we could be required to expend greater amounts than expected.

Almost all of our producing properties are located offshore. The costs to abandon offshore wells may be substantial. For financial accounting purposes, we adopted Statement of Financial Accounting Standards 143,—Accounting for Asset Retirement Obligations on January 1, 2003. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived assets. No assurances can be given that such reserves will be sufficient to cover such costs in the future as they are incurred.

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

We sell all of our crude oil production in Gabon to Shell Oil Company. The loss of Shell as a purchaser of our Gabon production could force the shut in of our Gabon production until the purchaser is replaced, and could have a material adverse effect on our results of operations.

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

Gabon

Etame Marin

VAALCO has an interest in a 1,186 square mile offshore block in Gabon, the Etame Marin Block where it signed a production sharing contract in 1995. The block contains five discoveries including the Etame, Avouma and South Tchibala fields, which are on production, the Ebouri field, which is under development, and one former Gulf Oil Company discovery, the North Tchibala discovery for which there are no development plans at this time. These fields and discoveries consist of subsalt reservoirs that lie 20 miles offshore in approximately 250 feet of water depth.

VAALCO operates the Etame Marin block on behalf of a consortium of companies. At December 31, 2007, VAALCO owned a 30.35% interest in the exploration acreage within the Etame Marin Block, and in the Ebouri field and North Tchibala discovery. The Company owns a 28.1% interest in the development areas surrounding the Etame, Avouma and South Tchibala field developments. The development areas were subject to a 7.5% back-in by the Government of Gabon, which occurred for the Etame, Avouma and South Tchibala fields after their successful development.

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

In April 2005, a development plan for the joint development of the Avouma and South Tchibala fields was approved by the Gabon government. The Company was awarded a 20 square mile exploitation area which has a term of twenty years (until 2025). In 2006, the Company installed a platform in approximately 250 feet of water and drilled two development wells from the platform, one into each field. The two development wells are tied back to the FPSO via a 10 mile pipeline. The cost of developing the Avouma and South Tchibala fields was $121 million, ($33.9 million net to the Company). The Company has sold a total of 33.1 million gross bbls (8.0 million net bbls) from the fields within the Etame Marin block since startup through December 31, 2007. During 2007, the Etame, Avouma and South Tchibala fields produced approximately 7.4 million gross bbls (1.8 million net bbls).

The Company drilled the Ebouri discovery well to total depth in January 2004. In October 2006, the Gabon government approved the development plan for Ebouri. A platform will be installed approximately seven miles from the FPSO and a single development well will be drilled to produce the field beginning in late 2008. The platform will be tied back to the FPSO via a pipeline as was done for the Avouma and South Tchibala fields.

Mutamba Iroru

In November 2005, the Company signed a production sharing contract for the Mutamba Iroru block onshore Gabon. The five year contract awarded the Company exploration rights to approximately 270,000 acres along the central coast of Gabon. The Mutamba Iroru block was previously held by Shell Gabon. The Company has been interpreting seismic and well data from past operators of the area and expects to drill one or two wells on the block in 2008. The Company currently has a 100% interest in the Mutamba Iroru block.

Angola

Block 5

Effective December 1, 2006, the Company acquired a 40% working interest in Block 5 offshore Angola. The seven year contract awarded the Company exploration rights to approximately 1.4 million acres offshore Angola. The Company has acquired 1,175 square kilometers of seismic data over a portion of Block 5 and is interpreting the seismic data. A first exploration well could be expected late 2008 or in early 2009.

Great Britain

In December 2007, the Company signed a farm-in agreement for a 25% working interest in Block 9/28d offshore in the British North Sea. The Company was obligated to pay its share of the drilling of one well on the block and a portion of the share of the farminee’s share of the well. The well was spudded in December 2007 and reached total depth in January 2008. The well was suspended as a non-commercial discovery in January 2008.

In January 2008 the Company signed a farm-in agreement for a 25% working interest in Block 48/25c offshore in the British North Sea. The Company is obligated to pay its share of the drilling of one well on the block and a portion of the share of the farminee’s share of the well. The block is located in the Southern Gas Basin and an exploration well is expected to be drilled during the third quarter of 2008.

Domestic United States Properties

The Company has interests in four producing wells in Brazos County Texas producing from the Buda/Georgetown formations. The Company also owns certain non-operated interests in Ship Shoal areas of the Gulf of Mexico. During 2007 the wells produced approximately 1,400 bbls of oil and 11 million cubic feet of gas net to the Company. No capital expenditures are anticipated in 2008 for these properties.

Aggregate Production

Aggregate production data (net to the Company) for all of the Company’s operations for the years 2007, 2006 and 2005 are shown below. The production figures exclude discontinued operations:

Company Owned Production

	Year Ended December 31,
	2007			2006			2005
	BOE	Bbl	Mcf	BOE	Bbl	Mcf	BOE	Bbl	Mcf
Average Daily Production
(Oil in BOPD, gas in MCFD)	4,819	4,809	47	4,258	4,253	30	4,488	4,480	47
Average Sales Price ($/unit)	71.10	71.16	6.51	63.26	63.29	5.91	52.02	52.04	6.88
Average Production Cost ($/unit)	8.57	8.57	1.43	7.90	7.90	1.32	6.46	6.46	1.08

RESERVE INFORMATION

A reserve report as of December 31, 2007 has been prepared by Netherland Sewell & Associates, independent petroleum engineers. There have been no estimates of total proved net oil or gas reserves filed with or included in reports to any federal authority or agency other than the Commission since the beginning of the last fiscal year. The reserves are located in Gabon and in Texas and Louisiana (onshore and offshore).

	As of December 31,
	2007	2006	2005
Crude Oil
Proved Developed Reserves (MBbls)	4,506	4,691	6,620
Proved Undeveloped Reserves (MBbls)	1,708	1,305	1,207

Total Proved Reserves (MBbls)	6,214	5,996	7,827

Natural Gas
Proved Developed Reserves (MMcf)	61	17	21
Proved Undeveloped Reserves (MMcf)	—	—	—

Total Proved Reserves (MMcf)	61	17	21

Standardized measure of proved reserves	$191,669	$133,602	$161,209

The following tables set forth the net proved reserves of the Company as of December 31, 2007, 2006 and 2005, and the changes during such periods.

	Oil (MBbls)	Gas (MMcf)
PROVED RESERVES:
BALANCE AT JANUARY 1, 2005	8,734	54
Production	(1,635)	(17)
Revisions of previous estimates	728	(16)

BALANCE AT DECEMBER 31, 2005	7,827	21
Production	(1,552)	(11)
Revisions of previous estimates	(1,585)	7
Extensions and discoveries	1,306	—

BALANCE AT DECEMBER 31, 2006	5,996	17
Production	(1,756)	(20)
Revisions of previous estimates	1,979	64

BALANCE AT DECEMBER 31, 2007	6,214	61

	Oil (MBbls)	Gas (MMcf)
PROVED DEVELOPED RESERVES
Balance at December 31, 2004	4,738	54
Balance at December 31, 2005	6,620	21
Balance at December 31, 2006	4,691	17
Balance at December 31, 2007	4,506	61

The Company does not book proved reserves on discoveries until such time as a development plan has been prepared and approved by the Company’s partners in the discovery. Furthermore, if a government agreement that the reserves are commercial is required to develop the field, this approval must have been received prior to booking any reserves. The Company received approval for the development of the Ebouri field in October 2006. Accordingly the Company booked proved undeveloped reserves for the Ebouri field at year end 2006.

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

In accordance with the guidelines of the Securities and Exchange Commission, the Company’s estimates of future net cash flow from the Company’s properties and the present value thereof are made using oil and gas contract prices in effect as of year end and are held constant throughout the life of the properties except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. In Gabon, the price was $94.96 per bbl. In the United States, the price was $90.97 per bbl. of oil and $7.26 per Mcf of gas. See Supplemental Information on Oil and Gas Producing Properties for certain additional information concerning the proved reserves of the Company.

Drilling History

The Company participated in one exploration well during 2007 in the British North Sea. In 2006 the Company participated in two development wells in Gabon during 2006. In 2005 the Company participated in one exploration well and one development well, both in Gabon.

	United States						International
	Gross			Net			Gross			Net
Wells Drilled	2007	2006	2005	2007	2006	2005	2007	2006	2005	2007	2006	2005
Exploration Wells
Productive	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.00	0.00	0.00
Dry	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	1.0	0.00	0.00	0.30
In progress (1)	0.0	0.0	0.0	0.0	0.0	0.0	1.0	0.0	0.0	0.25	0.00	0.00
Development Wells
Productive	0.0	0.0	0.0	0.0	0.0	0.0	0.0	2.0	1.0	0.00	0.56	0.28
Dry	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.00	0.00	0.00

Total Wells	0.0	0.0	0.0	0.0	0.0	0.0	1.0	2.0	2.0	0.25	0.56	0.58

(1)	The well was drilling in the British North Sea at December 31, 2007 and was abandoned as dry in January 2008.

Acreage and Productive Wells

Below is the total acreage under lease and the total number of productive oil and gas wells of the Company as of December 31, 2007:

	United States		International
	Gross	Net (1)	Gross	Net (1)
	(In thousands except wells)
Developed acreage	6.7	0.8	25.0	7.0
Undeveloped acreage	0.0	0.0	2,426.6	1,060.8
Productive gas wells	1	0.1	0	0
Productive oil wells	9	1.4	6	1.7

(1)	Net acreage and net productive wells are based upon the Company’s working interest in the properties.

Office Space

The Company leases its offices in Houston, Texas (approximately 9,000 square feet), in Port Gentil, Gabon (approximately 10,000 square feet) and in Luanda, Angola (approximately 6,000 thousand square feet), which management believes are suitable and adequate for the Company’s operations.

Item 3.	Legal Proceedings

The Company is currently not a party to any material litigation.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

General

Since October 2006, the Company’s common stock has traded on the New York Exchange under the symbol EGY. Prior to such time, the Company’s common stock traded on the American Stock Exchange under the symbol EGY. The following table sets forth the range of high and low sales prices of the common stock for the periods indicated.

Period	High	Low
2006:
First Quarter	$7.30	$4.40
Second Quarter	10.00	6.03
Third Quarter	10.10	6.98
Fourth Quarter	8.81	6.99

2007:
First Quarter	$6.93	$4.61
Second Quarter	5.84	4.62
Third Quarter	5.41	3.68
Fourth Quarter	5.40	4.12

2008:
First Quarter (through February 29, 2008)	$5.13	$4.19

On February 29, 2008 the last reported sale price of the common stock on the New York Stock Exchange was $4.46 per share.

As of February 29, 2008 there were approximately 16,000 holders of record of the Company’s common stock.

Dividends

The Company has not paid cash dividends and does not anticipate paying cash dividends on the common stock in the foreseeable future.

Performance Graph

The following graph compares the yearly percentage change in the Corporation’s cumulative total shareholder return on its common shares with the cumulative total return of the S&P 500 Index and the S&P/ TSX Capped Energy Index. For this purpose, the yearly percentage change in the Company’s cumulative total shareholder return is calculated by dividing (a) the sum of the dividends paid during the “measurement period,” and the difference between the price for the Company’s shares at the end and the beginning of the measurement period, by (b) the price for the Company’s common shares at the beginning of the measurement period. “Measurement period” means the period beginning at the market close on the last trading day before the beginning of the Company’s fifth preceding fiscal year, through and including the end of the Company’s most recently completed fiscal year. The Corporation first became listed on the New York Stock Exchange on October 12, 2006.

	2002	2003	2004	2005	2006	2007
VAALCO Energy, Inc	$100	$95	$264	$288	$459	$316
S&P500 Composite	$100	$126	$138	$142	$161	$167
S&P/ TSX Capped Energy	$100	$124	$161	$257	$262	$285

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2007 regarding the number of shares of common stock that may be issued under the Company’s compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	420,668	$3.85	3,008,333
Equity compensation plans not approved by security holders	2,830,640	$6.22	112,860

Total	3,251,308	$5.91	3,121,193

Issuer Purchases of Equity Securities for Year Ended December 31, 2007

The following table provides information as of December 31, 2007 regarding the number of shares of common stock of the Company purchased by the Company.

	Number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 2007	255,000	4.70	255,000
November 2007	45,000	4.42	45,000
December 2007	200,000	4.44	200,000

Total	500,000	4.57	500,000	(See note 1)

Note 1—On September 14, 2007, the Company announced its intention to purchase up to $20 million of shares of its common stock for the treasury. The announcement did not specify an amount of shares or expiration date. The Corporation has purchased shares since this announcement and will report future purchased volumes in its Quarterly Reports on Form 10-Q. Purchases may be made in both the open market and through negotiated transactions, and purchases may be increased, decreased or discontinued at any time without prior notice.

Item 6.	Selected Financial Data

The following table sets forth, as of the dates and for the periods indicated, selected financial information about the Company. The financial information for each of the five years in the period ended December 31, 2007 has been derived from the Company’s Consolidated Financial Statements for such periods. The information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto. The following information is not necessarily indicative of the Company’s future results.

	Years Ended December 31,
	2007	2006(1)	2005	2004	2003
	(In thousands, except per share amounts)
Total revenues	$125,044	$98,325	$84,935	$56,502	$35,481
Income from continuing operations	$19,103	$40,585	$29,251	$25,029	$7,254
Net income	$19,052	$40,343	$29,182	$22,938	$8,936
Basic income per common share from continuing operations	$0.32	$0.69	$0.56	$0.94	$0.34
Diluted income per common share from continuing operations	$0.32	$0.67	$0.50	$0.43	$0.13
Total assets	$186,558	$167,942	$98,162	$68,371	$46,367
Total debt	$5,000	$5,000	$1,500	$3,750	$7,000

(1)	Effective January 1, 2006 the Company adopted SFAS 123(R) resulting in expense of $1.1 million in 2006 and $2.2 million in 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The Company’s results of operations are dependent upon the difference between prices received for its oil and gas production and the costs to find and produce such oil and gas. Oil and gas prices have been and are expected in the future to be volatile and subject to fluctuations based on a number of factors beyond the control of the Company.

The Company operates the Etame, Avouma and South Tchibala fields on behalf of a consortium of five companies offshore of the Republic of Gabon. Production commenced from the Etame field in 2002 and was subsequently expanded through additional development wells in 2004 and 2005. In 2006, the Company developed the Avouma and South Tchibala fields by setting a platform and tying the field back to the FPSO via a pipeline. Oil production commenced from the Avouma and South Tchibala fields in January 2007.

The Company’s results of operations and financial condition are affected by currency exchange rates. While oil sales are denominated in U.S. dollars, portions of the operating costs in Gabon, Angola and Great Britain are denominated in the local currency. An increase in the exchange rate of the local currency to the dollar will have the effect of increasing operating costs while a decrease in the exchange rate will reduce operating costs. The primary operating costs are at the Company’s producing fields in Gabon where the local currency is tied to the Euro. The exchange rate between the Euro and the U.S. dollar has fluctuated widely in response to international political conditions, general economic conditions and other factors beyond our control. The Euro appreciated substantially against the U.S. dollar in 2007 and 2006.

CRITICAL ACCOUNTING POLICIES

The following describes the critical accounting policies used by the Company in reporting its financial condition and results of operations. In some cases, accounting standards allow more than one alternative accounting method for reporting, such is the case with accounting for oil and gas activities described below. In those cases, the Company’s reported results of operations would be different should it employ an alternative accounting method.

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

For financial accounting purposes, the Company adopted SFAS 143—Accounting for Asset Retirement Obligations on January 1, 2003. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived assets. Other exploration costs, including geological and geophysical expenses applicable to undeveloped leasehold, leasehold expiration costs and delay rentals are expensed as incurred.

In accordance with accounting under successful efforts method of accounting, the Company reviews proved oil and gas properties for indications of impairment whenever events or circumstances indicate that the carrying value of its oil and gas properties may not be recoverable. When it is determined that an oil and gas property’s estimated future net cash flows will not be sufficient to recover its carrying amount, an impairment charge must be recorded to reduce the carrying amount of the asset to its estimated fair value. This may occur if a field contains lower than anticipated reserves or if commodity prices fall below a level that significantly effects anticipated future cash flows on the field.

Suspended Well Costs

Under the successful efforts method of accounting used by the Company for its oil and gas exploration and development costs, all expenditures related to exploration, with the exception of costs of drilling exploratory wells are charged to expense as incurred. The costs of exploratory wells are capitalized on the balance sheet pending determination of whether commercially producible oil and gas reserves have been discovered. If the determination is made that a well did not encounter potentially economic oil and gas quantities, the well costs are charged to expense. These determinations are re-evaluated quarterly.

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

In December 2007 the Company spudded a well of block 9/28b in the British North Sea. The well was suspended as a non-commercial discovery in January 2008. Accordingly the Company expensed as Exploration Expense all costs incurred through December 31, 2007. The Company also anticipates expensing the additional costs incurred while drilling the well in January 2008, which are estimated to be approximately $4.0 million.

CAPITAL RESOURCES AND LIQUIDITY

Cash Flows

Net cash provided by operating activities for 2007 was $43.2 million, as compared to $61.8 million in 2006 and $35.6 million in 2005. The decrease in cash provided by operations in 2007 compared to 2006 was primarily due to an increase in cash used for geological and geophysical exploration activities of $7.2 million and an increase in working capital other than cash of $9.0 million, primarily associated with Gabon operations, compared to a decrease in working capital other than cash of $7.9 million in 2006.

Net cash provided by operations in 2006 increased by $26.2 million over 2005 primarily due to improved operating results and favorable movements in working capital. Working capital other than cash decreased $7.9 million, primarily associated with Gabon operations, compared to an increase of $5.2 million in 2005.

Net cash used in investing activities in 2007 was $22.6 million, compared to net cash used in investing activities for 2006 of $47.3 million and net cash used in investing activities in 2005 of $16.4 million. In 2007, the Company invested $14.5 million in the Etame Marin block operations for the development of the Avouma, South Tchibala and Ebouri fields and drilled a dry well in the North Sea at a cost of $8.1 million.

In 2006, the Company invested $22.4 million in Etame Marin block operations primarily for development of the Avouma and South Tchibala fields and $10.8 million in bonus and leasehold payments for Block 5 offshore Angola. The Company also placed $14.8 million of funds in escrow to secure obligations in Angola, which was partially offset by the release of $1.1 million of funds in escrow associated with Gabon operations at year end 2005.

In 2005, the primary components of the $13.3 million of cash used for property and equipment were $6.9 million to drill the Etame 6H development well, $5.6 million to commence construction of the Avouma platform and $0.8 million to add a gas lift compressor to the FPSO. In addition, the Company drilled a dry well on the Etame Marin block at a cost of $2.4 million.

In 2007, cash used in financing activities was $5.2 million, consisting of distributions to a minority interest owner of $4.0 million and purchase of treasury shares of $2.3 million which was partially offset by proceeds from issuance of common stock of $1.1 million. In 2006, cash provided by financing activities of $2.7 million consisted of $3.5 million net borrowings, $2.5 million proceeds from issuance of common stock and $3.0 used for distributions to minority interest holders. In addition, the Company capitalized $0.3 million of debt issuance costs. In 2005, net cash used in financing activities was $2.9 million consisting of $2.3 million of debt repayment and $2.0 million of distributions to a minority interest holder, offset by $1.3 million of proceeds from the issuance of common stock.

Capital Expenditures

During 2007, the Company spent approximately $14.5 million for the development of the Avouma and South Tchibala fields ($6.0 million) and for the development of the Ebouri field ($8.5 million). During 2006, the Company spent approximately $22.4 million for the development of the Avouma and South Tchibala fields, and $10.8 million for the acquisition of Block 5 offshore Angola. During 2005, the Company spent $6.9 million to drill and hookup the Etame 6H well, $5.6 million on Avouma platform design and construction and $0.8 on gas lift compressor installation on the FPSO and other FPSO modifications.

In 2007, the Company also spent $15.3 million to acquire and process seismic in Angola ($4.3 million), to acquire and process seismic in Gabon ($2.6 million), to drill an unsuccessful exploration well in the British North Sea ($8.1 million) and for other seismic costs in the North Sea ($0.3 million). In 2006, the Company spent $2.7 million to acquire seismic in Gabon and on North Sea projects. In 2005, the Company spent $2.4 million to drill an unsuccessful exploration well in Gabon and spent $0.3 million on seismic processing. As a successful efforts company, all of these amounts were expensed.

Historically, the Company’s primary sources of capital resources has been from cash flows from operations, private sales of equity, borrowings and purchase money debt. On December 31, 2007, the Company had cash balances of $76.5 million and funds in escrow for Angolan operations of $14.8 million. The Company believes that these cash balances combined with cash flow from operations will be sufficient to fund the Company’s 2008 capital expenditure budget of approximately $44.5 million to develop the Ebouri field, for the Gabon, Angola and North Sea exploration programs and for additional investments in working capital resulting from potential growth. As operator of the Etame, Avouma and South Tchibala fields the Company enters into project related activities on behalf of its working interest partners. The Company generally obtains advances from it partners prior to significant funding commitments.

In June 2005, the Company executed a loan agreement for a $30.0 million revolving credit facility secured by the assets of the Company’s Gabon subsidiary. The facility is available to finance the Ebouri field development activities and other Etame Marin block activities. The facility extends through June 2008 at which point it can be extended, or converted to a term loan. This facility became effective during the first quarter of 2006.

Contractual Obligations

The table below summarizes the Company’s obligations and commitments at December 31, 2007:

Payment Period

(in thousands)	2008	2009	2010	Thereafter
Long term debt(1)	—	5,000	—	—
Interest on long term debt(2)	435	344	—	—
Operating leases(3)	11,730	9,993	5,094	22,947

1.	The facility extends through June 2008 at which point it can be extended or converted to a term loan at the Company’s option.

2.	Interest is based on rates and principal payments in effect at 12/31/2007

3.	The Company is Guarantor of a lease for the FPSO utilized in Gabon, which has remaining obligations of $61.2 million. The Company’s share of these payments is included in the table above. The Company can cancel the lease anytime after September 7, 2013, with 12 month prior notice. Approximately 72% of the payment is co-guaranteed by the Company’s partners in Gabon.

In addition to the contractual obligations described above, the Company is required to spend $2.1 million for its share of an exploration well on the Etame Marin block by July 6, 2009, $4.0 million for its share of an exploration well on the Mutamba Iroru block by November 11, 2008, $10 million for its share of two exploration wells on Block 5 in Angola by November 30, 2010 and $8.0 million for its share of an exploration well in Block 48/25c in the British North Sea during 2008 .

The Company is carrying $6.7 million of asset retirement obligations as of December 31, 2007, representing the present value of these obligations as of that date. The company does not anticipate incurring expenditures for any material asset retirement obligations over the next five years.

RESULTS OF OPERATIONS

Year Ended December 31, 2007 Compared to Years Ended December 31, 2006 and 2005

Revenues

Total oil and gas sales for 2007 were $125.0 million as compared to $98.3 and $84.9 million for 2006 and 2005. In 2007 the Company sold approximately 1,753,000 bbls at an average price of $71.16 per bbl from the Etame Marin block. Revenues from the United States were $0.3 million. In 2006, the Company sold approximately 1,554,000 net bbls at an average price of $63.26 per bbl from the Etame field in Gabon. Revenues from the United States were $0.2 million. In 2005, the Company sold 1,633,000 net bbls at an average price of $52.04 from the Etame field in Gabon. Revenues from the United States were $0.2 million. The increased oil volumes from the Etame Marin block in 2007 versus 2006 were due to the addition of Avouma and South Tchibala fields in January 2007. The decrease in oil volumes sold from the Etame field in 2006 compared to 2005 reflect declining oil rates from the field as well as lifting timing differences.

Operating Costs and Expenses

Production expenses for 2007 were $15.1 million as compared to $12.2 million and $10.6 million for 2006 and 2005. In 2007, operating expenses increased due to the addition of the Avouma and South Tchibala fields, as well as increased costs for support vessels for liftings, fuel costs and personnel costs. In addition a second field boat was required. In 2006, operating expenses increased compared to 2005 due to higher support vessel charges associated with crude oil liftings, and due to a change out of the communications system in Gabon to accommodate the new facilities for the Avouma and South Tchibala fields.

Exploration costs for 2007 were $15.3 million as compared to $2.7 million and $2.7 million for 2006 and 2005. In 2007 amounts were spent to acquire and process seismic in Angola ($4.3 million), to acquire and process seismic in Gabon ($2.6 million), to drill an unsuccessful exploration well in the British North Sea ($8.1 million) and for other seismic costs in the North Sea ($0.3 million). In 2006, the Company incurred exploration expenses associated seismic acquisition and reprocessing in the Etame Marin block ($1.1 million), preparations for possible entry into the North Sea ($1.1 million), seismic processing for the Mutamba Iroru block onshore Gabon ($0.3 million), and in Angola ($0.1 million). In 2005, exploration expenditures were associated with the Avouma South exploration well, which did not encounter hydrocarbons and was plugged and abandoned.

Depreciation, depletion and amortization expense was $18.0 million for 2007, and was $6.7 million and $5.4 million for 2006 and 2005 respectively. Depletion, depreciation and amortization expense increased in 2007 versus 2006 due to the addition of the platform and pipeline for the development of the Avouma and South Tchibala fields. Depletion rates for the Avouma and South Tchibala fields average $17.68 per bbl compared to $4.69 per bbl from the Etame field. Depletion, depreciation and amortization expense increased in 2006 versus 2005 due to the full year effect of the addition of the costs of adding the Etame 6H well which came on line in July 2005.

General and administrative expenses for 2007 were $8.0 million as compared to $2.4 million and $2.7 million for 2006 and 2005. General and administrative expenses increased in 2007 versus 2006 due to increased administrative activity for the Mutamba Iroru block in Gabon, Block 5 in Angola and North Sea activity. Additionally, the Company incurred $2.2 million in non-cash stock based compensation expense in 2007 compared to $1.1 million in 2006. The Company also received lower administrative reimbursements from the Etame Marin block due to lower capital expenditure activity in 2007 compared to 2006. General and administrative expenses decreased in 2006 versus 2005 due to higher general and administrative reimbursement received associated with the development of the Avouma and South Tchibala fields.

Operating Income

Operating income for 2007 was $68.7 million as compared to a $74.3 million and $63.6 million operating income for 2006 and 2005. Increased revenues due to higher production rates and oil prices in 2007 were offset by higher exploration costs in Gabon, Angola and the North Sea, and higher depletion expense in Gabon. The Company benefited from higher oil prices in 2006 compared to 2005, which more than offset lower production rates.

Other Income (Expense)

Interest income for 2007 was $3.9 million compared to $3.0 million and $1.1 million in 2006 and 2005. All the 2007, 2006 and 2006 amounts represent interest earned and accrued on cash balances and funds in escrow. Interest rates also increased during 2006 over 2005.

Interest expense of $1.1 million was recorded in 2007 as compared to $1.0 million and $0.4 million in 2006 and 2005. Interest in all three years was associated with the financings from the IFC for use on Etame Marin block activities. In 2007, the Company also incurred $0.6 million of amortization of capitalized financing costs, compared to $0.5 million and $0.2 million in each of 2006 and 2005.

Income Taxes

In 2007, the Company incurred $48.1 million of income taxes, compared to $30.5 million of income taxes incurred in 2006, all of which were associated with the Etame block production and which were paid in Gabon. In 2005, the Company incurred $31.5 million of income taxes associated with the Etame field production, which were paid in Gabon. The increased tax in Gabon in 2007 was due to higher production rates and oil prices, as well as lower capital expenditures which reduced cost recovery bbls and increased profit oil taxes. The decrease in 2006 compared to 2005 was due to depreciation of Avouma and South Tchibala development costs which reduced profit oil tax payments.

Minority Interest

A provision for minority interest in the Gabon subsidiary of $4.4 million, $5.2 million and $3.6 million was made for in 2007, 2006 and 2005 respectively.

Loss from Discontinued Operations

Loss from discontinued operations in the Philippines was $51,000 as the Company achieved the final closeout of the branch offices during 2007. Loss from discontinued operation in 2006 was $0.2 million consisting of final branch profit remittance taxes paid in the Philippines. Loss from discontinued operation in the Philippines was $69,000 in 2005 for the branch offices in Manila.

Net Income

Net income for 2007 was $19.1 million as compared to a net income of $40.3 million and $29.2 million in 2006 and 2005. In 2007, higher production, exploration, depletion and general and administrative costs, and higher taxes in Gabon, more than offset increases in production and oil prices as compared to 2006. Higher oil prices in 2006 compared to 2005 was the primary driver of the increase in net income in 2006 compared to 2005.

NEW ACCOUNTING PRONOUNCEMENTS

For a discussion of new accounting pronouncements, see Note 3 to the consolidated financial statements.

OFF BALANCE SHEET ARRANGEMENTS

For a discussion of off balance sheet arrangements associated with the guarantee by the company of the charter payments for the FPSO located in Gabon, see Note 8 to the consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

The Company’s major market risk exposure continues to be the prices applicable to its oil and gas production. Sales prices are primarily driven by the prevailing market price. Historically, prices received for oil and gas production have been volatile and unpredictable.

Interest Rate Market Risk

At December 31, 2007, total debt was $5.0 million. The debt is tied to floating or market interest rates. Fluctuations in floating interest rates will cause the Company’s annual interest costs to fluctuate. During the fourth quarter of 2007, the interest rate on the Company’s bank debt averaged 8.7%. If the balance of the bank debt at December 31, 2007 were to remain constant, a 1% change in market interest rates would impact our cash flow by an estimated $12,500 per quarter.

Commodity Risk

In 2005, the Company utilized derivative commodity instruments to hedge future sales prices on a portion of its oil production to achieve a more predictable cash flow, as well as to reduce exposure to adverse price fluctuations of oil. The derivatives were not held for trading purposes. While the use of hedging arrangements limits the downside risk of adverse price movements, it also limits increases in future revenues as a result of favorable price movements. The use of hedging transactions also involves the risk that the counterparties are unable to meet the financial terms of such transactions. Hedging instruments that the Company has used are collars, which the Company generally places with major investment grade financial institutions believed to have minimal credit risks. The Company had no derivatives in place in 2007 or 2006 or as of the date of this report.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports it file or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure. The Company’s management, including the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K. There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s last year that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including the Company’s principal executive and principal financial officers, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework which was completed on March 1, 2008, management concluded that its internal control over financial reporting was effective as of December 31, 2007.

The Company’s internal control over financial reporting as of December 31, 2007 has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who audited the Company’s consolidated financial statements as of and for the year ended December 31, 2007, as stated in their report which follows.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fourth quarter of our fiscal year ended December 31, 2007 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of VAALCO Energy, Inc. and Subsidiaries:

Houston, Texas

We have audited the internal control over financial reporting of VAALCO Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based upon the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated March 12, 2008 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
Houston, Texas

March 12, 2008

Item 9B.	Other Information

The Company has disclosed all information required to be disclosed in a current report on Form 8-K during the year ended December 31, 2007 in previously filed reports on Form 8-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item will be included in the Company’s proxy statement for its 2008 annual meeting, which will be filed with the Commission within 120 days of December 31, 2007, and which is incorporated herein by reference.

Item 11.	Executive Compensation

Information required by this item will be included in the Company’s proxy statement for its 2008 annual meeting, which will be filed with the Commission within 120 days of December 31, 2007, and which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item 403 of Regulation S-K concerning the security ownership of certain beneficial owners and management will be included in the Company’s proxy statement for its 2008 annual meeting, which will be filed with the Commission within 120 days of December 31, 2007, and which is incorporated herein by reference.

Item 13.	Certain Relationships, Related Transactions and Director Independence

Information required by this item will be included in the Company’s proxy statement for its 2008 annual meeting, which will be filed with the Commission within 120 days of December 31, 2007, and which is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference from the Company’s definitive proxy statement for its 2008 annual meeting, which will be filed with the Commission within 120 days of December 31, 2007, and which is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1. The following is an index to the financial statements that are filed as part of this Form 10-K.

(a)	2. Schedules are omitted because they are not required, not applicable or the required information is included in the financial statements or notes thereto.

(a)	3. Exhibits:

3.	Articles of Incorporation and Bylaws

3.1(b)	Restated Certificate of Incorporation

3.2(b)	Certificate of Amendment to Restated Certificate of Incorporation

3.3(b)	Bylaws

3.4(b)	Amendment to Bylaws

3.5(c)	Designation of Convertible Preferred Stock, Series A

10.	Material Contracts

10.1(d)	Indemnity Agreement entered into among the Company and certain of its officers and directors listed therein.

10.2(e)	Exploration and Production Sharing contract between the Republic of Gabon and VAALCO Gabon (Etame), Inc. dated July 7, 1995.

10.3(e)	Deed of Assignment and Assumption between VAALCO Gabon (Etame), Inc., VAALCO Energy (Gabon), Inc. and Petrofields Exploration & Development Co., Inc. dated September 28, 1995.

10.4(f)	Letter of Intent for Etame Marin block, Offshore Gabon dated January 22, 1998 between the Company and Western Atlas International, Inc.

10.5(g)	2001 Stock Incentive Plan dated August 16, 2001

10.6(h)	Trustee and Paying Agent Agreement by and between VAALCO Gabon (Etame), Inc., J.P. Morgan Trustee and Depositary Company Limited and JPMorgan Chase Bank, London Branch, dated June 26, 2002.

10.7(i)	Stock Purchase Agreement dated as of August 23, 2002, by and between the Company, VAALCO International, Inc. and Nissho Iwai Corporation.

10.8(i)	Stockholders’ Agreement dated August 23, 2002, by and among the Company, VAALCO International, Inc. and Nissho Iwai Corporation.

10.9(i)	Subscription Agreement between the Company and VAALCO International, Inc. dated August 23, 2002.

10.10(j)	2003 Stock Incentive Plan dated December 16, 2003

10.11(k)	Exploration and Production Sharing contract between the Republic of Gabon and VAALCO Production (Gabon), Inc., Permit Mutamba Iroru dated November 11, 2005.

10.12(l)	Loan Agreement between VAALCO Gabon (Etame), Inc. and International Finance Corporation dated June 13, 2005

21.	Subsidiaries of the Company

21.1	Subsidiaries of the Registrant

23.	Consents of Experts and Counsel

23.1	Consent of Deloitte & Touche LLP

23.2	Consent of Netherland Sewell

31.	Rule 13a-14(a) Certifications

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.	Section 1350 Certifications

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

(a)	Filed as an exhibit to the Company’s report on Form 8-K filed with the Commission on March 4, 1998 (file no. 000-20928) and hereby incorporated by reference herein.

(b)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 filed with the Commission on July 15, 1998 and hereby incorporated by reference herein.

(c)	Filed as an exhibit to the Company’s Report on Form 8-K filed with the Commission on May 6, 1998 and hereby incorporated by reference herein.

(d)	Filed as an exhibit to the Company’s Form 10 (File No. 0-20928) filed on December 3, 1992, as amended by Amendment No. 1 on Form 8 on January 7, 1993, and by Amendment No. 2 on Form 8 on January 25, 1993, and hereby incorporated by reference herein.

(e)	Filed as an exhibit to the Company’s Form 10-QSB for the quarterly period ended September 30, 1995, and hereby incorporated by reference herein.

(f)	Filed as an exhibit to the Company’s Form 10-KSB for the annual period ended December 31, 1996, and hereby incorporated by reference herein.

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

(a) Reservoirs are considered proved if economic predictability is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes (A) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any; and (B) the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.

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

Terms which describe the productive life of a property or group of properties

•

Reserve life—A measure of the productive life of an oil and gas property or a group of oil and gas properties, expressed in years. Reserve life for the years ended December 31, 2007, 2006 or 2005 equal the estimated net proved reserves attributable to a property or group of properties divided by production from the property or group of properties for the four fiscal quarters preceding the date as of which the proved reserves were estimated.

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

Dated March 12, 2008

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

INDEX TO CONSOLIDATED FINANCIAL INFORMATION

VAALCO ENERGY, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of VAALCO Energy, Inc. and Subsidiaries:

Houston, Texas

We have audited the accompanying consolidated balance sheets of VAALCO Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related statements of consolidated operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of VAALCO Energy, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 2 and 5 to the financial statements, effective January 1, 2006 the Company changed its method of accounting for share-based payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

March 12, 2008

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands of dollars, except number of shares and par value amounts)

	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$76,450	$60,979
Funds in escrow	4,764	4,764
Receivables:
Trade	19,766	7,608
Accounts with partners	3,829	5,540
Other	1,646	1,333
Crude oil inventory	927	560
Materials and supplies	339	324
Prepayments and other	2,162	3,073

Total current assets	109,883	84,181

Property and equipment—successful efforts method:
Wells, platforms and other production facilities	80,052	77,557
Undeveloped acreage	12,841	12,841
Work in progress	11,822	3,720
Equipment and other	2,261	1,854

	106,976	95,972
Accumulated depreciation, depletion and amortization	(42,984)	(25,465)

Net property and equipment	63,992	70,507

Other assets:
Deferred tax asset	1,457	1,257
Funds in escrow	10,871	10,843
Other long term assets	355	1,154

TOTAL	$186,558	$167,942

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$23,904	$26,686
Income taxes payable	200	—

Total current liabilities	24,104	26,686

Long term debt	5,000	5,000
Asset retirement obligations	6,728	6,029

Total liabilities	35,832	37,715

Commitments and contingencies (Note 8)
Minority interest in consolidated subsidiaries	8,396	7,963
Stockholders’ equity:
Common stock, $0.10 par value, 100,000,000 authorized shares 61,054,824 and 60,058,155 shares issued with 1,560,342 and 1,060,342 shares in treasury at December 31, 2007 and 2006, respectively	6,105	6,006
Additional paid-in capital	51,294	48,093
Retained earnings	87,483	68,431
Less treasury stock, at cost	(2,552)	(266)

Total stockholders’ equity	142,330	122,264

TOTAL	$186,558	$167,942

See notes to consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED OPERATIONS

(in thousands of dollars, except per share amounts)

	Year Ended December 31
	2007	2006	2005
Revenues:
Oil and gas sales	$125,044	$98,325	$84,935

Operating costs and expenses:
Production expenses	15,080	12,217	10,584
Exploration expense	15,340	2,672	2,709
Depreciation, depletion and amortization	17,952	6,720	5,369
General and administrative expenses	7,999	2,386	2,696

Total operating costs and expenses	56,371	23,995	21,358

Operating income	68,673	74,330	63,577
Other income (expense):
Interest income	3,928	2,987	1,099
Interest expense	(1,094)	(1,026)	(418)
Other, net	106	(36)	131

Total other income (expense)	2,940	1,925	812

Income from continuing operations before income taxes, minority interest and discontinued operations	71,613	76,255	64,389
Income tax expense	48,081	30,496	31,491

Income from continuing operations before minority interest and discontinued operations	23,532	45,759	32,898
Minority interest in earnings of subsidiaries	(4,429)	(5,174)	(3,647)

Income from continuing operations	19,103	40,585	29,251
Loss from discontinued operations, net of tax	(51)	(242)	(69)

Net income	$19,052	$40,343	$29,182

Basic income per share from continuing operations	$0.32	$0.69	$0.56
Loss per share from discontinued operations	—	—	—

Basic net income per share	$0.32	$0.69	$0.56

Diluted income per share from continuing operations	$0.32	$0.67	$0.50
Loss per share from discontinued operations	—	—	—

Diluted net income per share	$0.32	$0.67	$0.50

Basic weighted shares outstanding	59,134	58,136	51,772

Diluted weighted average shares outstanding	60,091	60,476	58,253

See notes to consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

(in thousands of dollars)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2005	6,667	$167	33,244,244	$3,324	$45,612	$(1,094)	$(201)	47,808

Conversion of Preferred Shares	(6,667)	(167)	18,334,250	1,833	(1,666)	—	—	—
Proceeds from stock issuance	—	—	6,736,298	674	716	—	—	1,390
Purchase of treasury shares	—	—	—	—	—	—	(65)	(65)
Net Income	—	—	—	—	—	29,182	—	29,182

Balance at December 31, 2005	—	—	58,314,792	5,831	44,662	28,088	(266)	78,315

Proceeds from stock issuance	—	—	1,743,363	175	2,366	—	—	2,541
Stock based compensation	—	—	—	—	1,065	—	—	1,065
Net Income	—	—	—	—	—	40,343	—	40,343

Balance at December 31, 2006	—	—	60,058,155	6,006	48,093	68,431	(266)	122,264

Proceeds from stock issuance	—	—	996,669	99	1,023	—	—	1,122
Stock based compensation	—	—	—	—	2,178	—	—	2,178
Purchase of treasury shares	—	—	—	—	—	—	(2,286)	(2,286)
Net Income	—	—	—	—	—	19,052	—	19,052

Balance at December 31, 2007	—	—	61,054,824	$6,105	$51,294	$87,483	$(2,552)	$142,330

See notes to consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

(in thousands of dollars)

	Year Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,052	$40,343	$29,182
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	17,952	6,720	5,369
Amortization of debt issuance costs	556	596	159
Dry hole costs	8,053	—	2,415
Stock based compensation	2,178	1,065	—
Minority interest in earnings of subsidiary	4,429	5,174	3,647
Change in operating assets and liabilities:
Trade receivables	(12,158)	(1,155)	(1,117)
Accounts with partners	1,711	(3,285)	883
Other receivables	(313)	(99)	(1,025)
Crude oil inventory	(367)	(42)	206
Materials and supplies	(15)	(34)	24
Deferred tax asset	(200)	—	33
Other long term assets	243	—	—
Prepayments and other	910	(889)	(1,184)
Accounts payable and accrued liabilities	1,001	13,370	(2,845)
Income taxes payable	200	—	(140)

Net cash provided by operating activities	43,232	61,764	35,607

CASH FLOWS FROM INVESTING ACTIVITIES
Funds in escrow, net	(28)	(13,657)	9
Additions to property and equipment	(14,520)	(33,244)	(13,347)
Dry hole costs	(8,053)	—	(2,415)
Other—net	—	(473)	(625)

Net cash used in investing activities	(22,601)	(47,374)	(16,378)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	1,122	2,541	1,325
Debt issuance costs capitalized	—	(335)	—
Borrowings	—	5,000	—
Debt repayment	—	(1,500)	(2,250)
Purchase of treasury shares	(2,286)	—	—
Distribution to minority interest	(3,996)	(2,997)	(1,998)

Net cash provided by (used in) financing activities	(5,160)	2,709	(2,923)

NET CHANGE IN CASH AND CASH EQUIVALENTS	15,471	17,099	16,306
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	60,979	43,880	27,574

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$76,450	$60,979	$43,880

Supplemental disclosure of cash flow information
Income taxes paid	$50,016	$30,496	$31,598

Interest paid	$523	$333	$209

Supplemental disclosure of non cash flow information
Change in investment in property and equipment not paid	$(3,783)	$4,371	$585

Treasury stock purchase	—	—	$65

Conversion of preferred stock and warrants	—	—	$1,833

See notes to consolidated financial statements.

VAALCO ENERGY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

VAALCO Energy, Inc., a Delaware corporation, is a Houston-based independent energy company principally engaged in the acquisition, exploration, development and production of crude oil and natural gas. As used herein, the terms “Company” and “VAALCO” mean VAALCO Energy, Inc. and its subsidiaries, unless the context otherwise requires. VAALCO owns producing properties and conducts exploration activities as operator of consortiums internationally in Gabon and Angola and as a non-operator in the British North Sea. Domestically, the Company has interests in the Texas Gulf Coast area. In Gabon and Angola, VAALCO serves as the operator for groups of companies which own the working interest in the production sharing contract, collectively referred to as a consortium.

VAALCO’s active subsidiaries include VAALCO Gabon (Etame), Inc., VAALCO Production (Gabon), Inc., VAALCO Angola (Kwanza), Inc., VAALCO Energy (USA), Inc. and VAALCO (UK) North Sea, Limited.

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

Funds in Escrow—Escrow cash includes cash that is contractually restricted for non-operational purposes such as debt service and capital expenditures. Restricted cash and cash equivalents are classified as a current or non-current asset based on their designated purpose. Current amounts at December 31, 2007 and 2006 represent an escrow securing the Company’s seismic obligations for Block 5 in Angola. Long term amounts represent amounts to secure the Company’s drilling obligations in Angola ($10.0 million), an escrow to secure charter payments for the Floating Production Storage and Offloading tanker (“FPSO”) in Gabon ($0.8 million) and for the abandonment of certain Gulf of Mexico properties ($40 thousand). The Company invests funds in escrow and excess cash in certificates of deposit and commercial paper issued by banks with maturities typically not exceeding 90 days.

Inventory—Materials and supplies are valued at the lower of cost, determined by the weighted-average method, or market. Crude oil inventories are carried at the lower of cost or market and represent the Company’s share of crude oil production produced and stored on the tanker, but unsold. Inventory cost represents the production expenses including depletion.

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

The Company records the fair value of a liability for an asset retirement obligation in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived assets.

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

Foreign Exchange Transactions—For financial reporting purposes, the subsidiaries use the United States dollar as their functional currency. Gains and losses on foreign currency transactions are included in income currently. The Company incurred a gain on foreign currency transactions of $105,000 in 2007, $110,000 in 2006, $126,000 in 2005.

Accounts With Partners—Accounts with partners represent cash calls due or excess cash calls paid by the partners for exploration, development and production expenditures made by VAALCO Gabon (Etame), Inc.

Revenue Recognition—The Company recognizes revenues from crude oil and natural gas sales upon delivery to the buyer.

Stock-Based Compensation—On January 1, 2006, the Company adopted SFAS 123(R), Share-Based Payment. Prior to the adoption of SFAS 123(R), the Company had adopted the disclosure-only provisions of SFAS 123, Accounting for Stock-Based Compensation, and continued to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation cost had been recognized for the Company’s stock-based plans prior to January 1, 2006. (See Note 5—Stock Based Compensation)

SFAS 123(R) eliminates the intrinsic value measurement objective in Accounting Principles Board (“APB”) Opinion 25 and generally requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires grant date fair value to be estimated using either an option-pricing model which is consistent with the terms of the award or a market observed price, if such a price exists. Such cost must be recognized over the period during which an employee is required to provide service in exchange for the award (which is usually the vesting period). The standard also requires the Company to estimate the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur.

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

Fair Value of Financial Instruments—The Company’s financial instruments consist primarily of cash, funds in escrow, trade accounts, trade payables and debt. The book values of cash, trade receivables, and trade payables are representative of their respective fair values due to the short-term maturity of these instruments. The book value of the Company’s notes receivable and debt instruments are considered to approximate the fair value, as the interest rates are adjusted based on rates currently in effect.

Risks and Uncertainties—The Company’s interests are located overseas in certain onshore and offshore areas in Gabon, offshore in Angola and the British North Sea and in Texas and Louisiana.

Substantially all of the Company’s crude oil and natural gas is sold at the well head at posted or index prices under short-term contracts, as is customary in the industry. In Gabon, effective January 1, 2008, the Company sells crude oil under a contract with Shell Western Supply and Trading Limited. In 2007 Addax B.V. and in 2006 Trafigura Beheer B.V., respectively, were the crude oil buyers in Gabon and accounted for all of the Company’s revenues in Gabon for those years. While the loss of the Company’s buyer might have a material effect on the Company in the near term, management believes that the Company would be able to obtain other customers for its crude oil. Domestic production is sold under two types of contracts, one for oil and one for gas. The Company has access to several alternative buyers for oil and gas sales domestically.

Estimates of oil and gas reserves used in the financial statements to estimate depletion expense require extensive judgments and are generally less precise than other estimates made in connection with financial disclosures. The Company considers its estimates to be reasonable; however, due to inherent uncertainties and the limited nature of data, estimates are imprecise and subject to change over time as additional information become available.

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

Reclassifications—Certain amounts from 2006 and 2005 have been reclassified in the statement of cash flows to present cash outflows for certain exploration costs as operating cash flows rather than investing. This reclassification reduced cash provided by operating activities and cash used in investing activities by $2.7 million and $0.3 million in 2006 and 2005, respectively

3.	NEW ACCOUNTING PRONOUNCEMENTS

FASB Statement 157, Fair Value Measurements—In September 2006, the FASB issued FASB Statement 157 Fair Value Measurements, (“SFAS 157”), which provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS 157, fair value measurements are disclosed by level within that hierarchy. While SFAS 157 does not add any new fair value measurements, it does change current practice. Changes to practice include:

•	A requirement for an entity to include its own credit standing in the measurement of its liabilities.

VAALCO ENERGY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	A modification of the transaction price presumption. A prohibition on the use of block discounts when valuing large blocks of securities for broker dealers and investment companies.

•	A requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year.

SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, in January 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-b, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157 shall be applied prospectively as of the beginning of the fiscal year in which SFAS 157 is initially applied. The Company adopted SFAS 157, as amended by FSP No. 157-b, on January 1, 2008 and does not expect this standard to have a material impact, if any, on its financial statements.

FASB Statement 141(R), Business Combinations, and FASB Statement 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51—In December 2007, the FASB issued FASB Statement 141(R), Business Combinations, which replaced FASB Statement 141, Business Combinations, (“SFAS 141(R)”). In December 2007, the FASB also issued FASB Statement 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, (“SFAS 160”). These statements significantly change the accounting for business combinations and noncontrolling interests. Among other things, and compared to the predecessor guidance, these statements will require more assets acquired and liabilities assumed to be measured at fair value as of the acquisition date, liabilities related to contingent consideration to be remeasured to fair value each subsequent reporting period, an acquirer in preacquisition periods to expense all acquisition-related costs, and noncontrolling interests in subsidiaries initially to be measured at fair value and classified as a separate component of equity. These statements are to be applied prospectively for fiscal years beginning after December 15, 2008. The Company is evaluating SFAS 141(R) and SFAS 160 to determine the impact of these statements on our consolidated financial statements.

FASB Interpretation 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109—The Company adopted Financial Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. FIN 48 addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes specific criteria for the financial statement recognition and measurement of the tax effects of a position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of previously recognized tax benefits, classification of tax liabilities on the balance sheet, recording interest and penalties on tax underpayments, accounting in interim periods, and disclosure requirements. The adoption of this interpretation did not have a material impact on the Company’s financial statements. See Note 7—Income Taxes for disclosures required by FIN 48.

FASB Statement 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115—In February 2007, the FASB issued FASB Statement 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value, with changes in fair value reflected in earnings. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company adopted SFAS 159 as of January 1, 2008 and did not elect the fair value option for any instruments that were not previously reported at fair value.

VAALCO ENERGY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company had $2.6 million of suspended well costs associated with the exploration well in the Ebouri field in Gabon which was being carried as work in progress at December 31, 2005. In July 2006, the Company received approval to declare the Ebouri field’s reserves commercial from the Gabon government and in October 2006 the Gabon government approved a development plan for the Ebouri field, and assigned a twenty year development area surrounding the field.

The table below provides additional information with respect to the Company’s capitalized exploration drilling costs.

	2007	2006	2005
Beginning balance at January 1	$—	$2,607	$181
Additions to capitalized exploratory drilling costs	—	—	2,426
Capitalized exploratory drilling costs reclassified to property and equipment	—	(2,607)	—
Capitalized exploratory drilling costs expensed	—	—	—

Ending balance at December 31	$—	$—	2,607

Number of wells requiring major capital expenditures where additional drilling efforts are not underway or firmly planned for the near future	—	—	1	(1)
Amount capitalized for wells requiring major capital expenditures where additional drilling efforts are not underway or firmly planned	—	—	$2,607

(1)	Ebouri No. 1 well, see discussion above.

5.	STOCK BASED COMPENSATION

Stock options are granted under the Company’s long-term incentive plan and have an exercise price that may not be less than the fair market value of the underlying shares on the date of grant. In general, stock options granted will become exercisable over a period determined by the Compensation Committee which in the past has been a five year life, with the options vesting over a three year period. In addition, stock options will become exercisable upon a change in control, unless provided otherwise by the Compensation Committee. At December 31, 2007 there were 3,121,193 shares subject to options authorized but not granted.

VAALCO ENERGY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended December 31, 2007 and 2006, the Company recognized non-cash compensation expense of $2.2 million and $1.1 million, respectively. These amounts were recorded as general and administrative expense. Because the Company does not pay significant United States taxes, no amounts were recorded for tax benefits.

A summary of the stock option activity for the year ended December 31, 2007 is provided below:

	Number of Shares Underlying Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding—beginning of period	4,369	$4.87	3.65
Granted	—	—	—
Exercised	(997)	1.17	0.15
Forfeited	(121)	7.50	3.50

Outstanding—end of period	3,251	5.91	3.44	$1.7

Vested—end of period	2,203	$4.93	3.20	$1.7

Vested and expected to vest—end of period	3,136	$5.84	3.42	$1.7

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option. As of December 31, 2007, unrecognized compensation costs totaled $1.3 million. The expense is expected to be recognized over a weighted average period of 1.0 years.

A summary of the values of options granted, exercised and vested for each of the years ending December 31, 2007, 2006 and 2005 is provided below:

	2007	2006	2005
Options granted—(thousands)	—	1,911	1,657
Weighted average exercise price—($/share)	—	$7.88	$3.86
Weighted average grant-date fair value—($/share)	—	$3.00	$2.20
Options/warrants exercised (thousands)(1)	997	1,744	6,236
Total intrinsic value of options/warrants exercised—($thousands)	$3,664	$10,885	$23,950
Options vested—(thousands)	914	694	1,964
Total fair value of options vested ($thousands)	$311	$1,558	$1,614

(1)	5,500,000 warrants were exercised in 2005 with an intrinsic value of $20.4 million. There were no warrants outstanding at December 31, 2007, 2006 and 2005

The Company received cash proceeds of $1.1 million from options exercised in 2007.

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

Year Ended December 31,	2005
Net income as reported	$29,182
Deduct: Total stock based employee compensation expense	2,909

Proforma net income	$26,273

Basic earnings per share
As reported	$0.56
Pro forma	$0.51

Diluted earnings per share
As reported	$0.50
Pro forma	$0.45

The total stock based employee compensation expense was determined under the fair value based method for all awards, net of related tax effects. The effects of applying SFAS No. 123 in the disclosure may not be indicative of future amounts as additional awards in future years are anticipated.

The valuation of the options is based upon a Black Scholes model. The table below summarizes the assumptions used to value the options issued in 2006 and 2005. There were no options issued in 2007.

Year	Options Issued	Volatility Range	Weighted Avg. Volatility	Life Range	Risk Free Interest Range	Expected Dividend Yield
2006	1,911	56%	56%	2.5-5 years	4.67-5.5%	0%
2005	1,507	62%	62%	3-10 years	5.5%	0%

The Company has no set policy for sourcing shares for options grants. Historically the shares issued under options grants have been new shares.

6.	STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

The Company is authorized to issue up to 100 million shares of common stock. Stockholders’ equity consists of common stock and options.

A reconciliation of diluted shares consists of the following:

	Year Ended
Item	December 31, 2007	December 31, 2006	December 31, 2005
Basic weighted average common stock issued and outstanding	59,133,888	58,135,850	51,772,219
Preferred stock convertible to Common stock	—	—	3,817,542
Dilutive warrants	—	—	977,504
Dilutive options	957,034	2,340,023	1,686,170

Total diluted shares	60,090,922	60,475,874	58,253,435

VAALCO ENERGY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A total of 749,213, 125,000 and 100,000 shares under option were not included because they were anti-dilutive during the years ended December 31, 2007, 2006 and 2005 respectively.

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

In September 2007, the Company’s Board of Directors authorized the purchase up to $20 million of the Company’s common stock. Under the stock buy-back program shares of common stock will be purchased on the open market or through privately negotiated transactions from time-to-time during the 12 month period following the board’s authorization. Under the authorization, the timing and amount of purchases will be based upon market conditions, securities law limitations and other factors. The stock buy-back program does not obligate the Company to acquire any specific number of shares in any period, and may be modified, suspended, extended or discontinued at any time without prior notice. A total of 500,000 shares were acquired during the fourth quarter of 2007 at an average price of $4.57 per share.

On September 14, 2007, the Board of Directors of the Company adopted a Rights Agreement dated as of September 14, 2007 between the Company and the Registrar and Transfer agent of the Company, as Rights Agent. The Plan creates a dividend of one right for each outstanding share of the Company’s Common Stock. The rights are represented by and traded with the Company’s Common Stock. Initially, there will be no separate certificates or market for the rights. The rights do not separate from the Common Stock unless one or both of the following conditions are met: a public announcement that a person has acquired 15% or more of the Common Stock of the Company, or a tender or exchange offer is made which, if completed, would result in the bidder beneficially owning 15% or more of the Common Stock of the Company.

7.	INCOME TAXES

The Company and its domestic subsidiaries file a consolidated United States income tax return. Certain subsidiaries’ operations are also subject to foreign income taxes. Provision for income taxes consists of the following:

(In thousands)	Year Ended December 31,
	2007	2006	2005
U.S. federal:
Current	$(60)	$—	$—
Deferred	(200)	—	33
Foreign:
Current	48,341	30,496	31,458
Deferred	—	—	—

Total	48,081	$30,496	$31,491

VAALCO ENERGY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The primary differences between the financial statement and tax bases of assets and liabilities at December 31, 2007 and 2006 are as follows: (In thousands)

	2007	2006
Deferred Tax Assets:
Basis difference in fixed assets	$3,042	$1,457
Foreign tax credit carry forwards	6,303	18,682
Alternative minimum tax credit carryover	1,457	1,257
Foreign net operating losses	4,434	—
Asset retirement obligations	2,355	1,955

	17,591	23,351
Valuation allowance	(16,134)	(22,094)

Total deferred tax asset	$1,457	$1,257

Pretax income (loss) is comprised of the following:

(In thousands)	Year Ended December 31,
	2007	2006	2005
United States	$125	$91	$95
Foreign	71,488	76,164	64,294

	$71,613	$76,255	$64,389

The statutory rate reconciliation is as follows:

(In thousands)	Year Ended December 31,
	2007	2006	2005
Pre-tax income multiplied by 35%	$25,065	$26,690	$22,536
Foreign taxes not offset by U.S. foreign tax credits	23,016	3,806	8,922
Return to provision adjustment	—	—	33

Total income tax	$48,081	$30,496	$31,491

At December 31, 2007, the Company was subject to foreign and United States federal taxes only, with no allocations made to state and local taxes.

The Company adopted the provisions of FIN 48 on January 1, 2007. There was no impact related to the cumulative effect of the change in accounting principle. As of the adoption date, the Company had no unrecognized tax benefits.

The following table summarizes the activity to our unrecognized tax benefits:

(In thousands)
Balance at January 1, 2007	$—
Increases related to prior year positions	13,201

Balance at December 31, 2007	$13,201

VAALCO ENERGY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The 2007 increases related to prior year positions reduced the Company’s gross deferred tax assets and valuation allowance. If recognized, none of the uncertain tax positions would impact the effective rate because they would be offset by valuation allowance.

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

8.	COMMITMENTS AND CONTINGENCIES

In September 2007, the Company entered into an amendment with the owner of the FPSO chartered for the Etame field to extend the contract until September 2015. In connection with the charter of the FPSO, the Company as operator of the Etame field guaranteed the charter payments through September 2013. The charter continues for two years beyond that period unless one year’s prior notice is given to the owner of the FPSO. The Company obtained several guarantees from its partners for their share of the charter payment. The Company’s share of the charter payment is 28.1%. The Company believes the need for performance under the charter guarantee is remote. The estimated obligations for the annual charter payment and the Company’s share of the charter payments through the end of the charter are as follows: (in thousands)

Year	Full Charter Payment	Company Share
2008	$17,765	$4,987
2009	$17,269	$4,848
2010	$16,962	$4,762
2011	$16,762	$4,706
2012	$16,659	$4,677
Thereafter	$16,613	$4,664

The Company has recorded a liability of $0.7 million at December 31, 2007 representing the guarantee’s fair value.

The Company’s share of charter expense, including a $0.25 per bbl charter fee for production up to 20,000 bopd and a $2.50 per bbl charter fee for those bbls produced in excess of 20,000 bopd was $5.7 million, $5.6 million and $5.5 million for the years ending December 31, 2007, 2006 and 2005 respectively.

In addition to the FPSO, the Company has gross operating lease obligations for rentals as follows: (In thousands)

2008	2009	2010	2011	2012	Thereafter	Total
$6,743	$5,145	$333	$179	$179	$15	$12,594

VAALCO ENERGY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company incurred rent expense of $0.7 million, $0.6 million and $0.7 million under operating leases for the years December 31, 2007, 2006 and 2005, respectively.

In January 2006 the consortium elected to extend the Etame Marin block for an additional five-year term commencing July 2006. The extension consists of a three-year and a two-year follow-on term. The first term carries a minimum work obligation of one exploration well for a minimum $7.0 million exploration expenditure commitment ($2.1 million net to the Company). An additional exploration well is required during the optional two year extension.

Under the terms of the Etame Production Sharing Contract, the consortium is required to provide to the local government refinery a volume of crude at a 25% discount to market price (the “Domestic Obligation”). The volume required to be furnished is the amount of the Etame Marin block production divided by the total Gabon production times the volume of oil refined by the refinery per year. In 2007 the Company paid $1.6 million for its share of the 2006 obligation. In 2006, the Company paid $1.1 million for its share of the 2005 obligation. In 2005, the Company paid $859,000 for its share of the 2004 obligation. The Company accrues an amount for the Domestic Obligation based on management’s best estimate of the volume of crude required, because the refinery does not publish its throughput figures. The amount accrued at December 31, 2007 is $1.6 million.

In November 2005, the Company signed a production sharing contract for the Mutamba Iroru block onshore Gabon. The five year contract awards the Company exploration rights along the central coast of Gabon. During the first three years of the contract the Company is required to drill one exploration well and expend a minimum of $4.0 million. During the optional two year extension to the contract, the Company is required to acquire specified levels of seismic data, drill one exploration well and expend a minimum of $5.0 million. The Company is currently interpreting data from past operators of the area and expects to drill one or two wells in 2008.

In November 2006, the Company signed a production sharing contract for Block 5 offshore Angola. The seven year contract awards the Company exploration rights to 1.4 million acres offshore central Angola. The Company’s working interest in the Contract is 40%. Additionally, the Company is required to carry the Angolan National Oil Company Sonangol P&P for 10% of the work program. During the first four years of the contract the Company is required to acquire and process 1,000 square kilometers of 3-D seismic, drill two exploration wells and expend a minimum of $29.5 million ($14.8 million net to the Company). During the optional three year extension to the contract, the Company is required to acquire 600 square kilometers of 3-D seismic data, drill two exploration wells and expend a minimum of $27.2 million ($13.6 million net to the Company). The Company acquired the 1,175 square kilometers of 3-D data called for in the first exploration period at a cost of $7.5 million ($3.75 million net to the Company) in January 2007.

In December 2007, the Company signed a farm-in agreement for Block 9/28d offshore the United Kingdom in the British North Sea. The Company is obligated to pay its share of the drilling of one well on the block and a portion of the share of the farminee’s share of the well. The well was spudded in December 2007 and reached total depth in January 2008. The well was suspended as a non-commercial discovery in January 2008. In 2007, the Company incurred $8.0 million in exploration costs associated with the well. An additional $4.0 million is anticipated to be incurred in the first quarter of 2008. The Company is carrying no capitalized amounts on its books for this well.

In January 2008 the Company signed a farm-in agreement for a 25% working interest in Block 48/25c offshore in the British North Sea. The Company is obligated to pay its share of the drilling of one well on the block and a portion of the share of the farminee’s share of the well. The block is located in the Southern Gas

VAALCO ENERGY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Basin and an exploration well is expected to be drilled during the third quarter of 2008. It is anticipated that the Company share of costs for this well will be approximately $8.0 million.

9.	LONG TERM DEBT

In June 2005, the Company executed a loan agreement with the International Finance Corporation (“IFC”) for a $30.0 million revolving credit facility secured by the assets of the Company’s Gabon subsidiary. The loan bears interest at LIBOR plus 3.5% payable quarterly. The Company is required to comply with certain covenants including maintaining certain loan to property value ratios and interest coverage ratios. The Company was in compliance with all covenants at December 31, 2007 and had drawn a balance of $5.0 million on the facility at December 31, 2007.

The facility is available to finance the Ebouri field development activities or other Etame Marin block projects. The facility extends through October 2009 at which point it can be extended, or converted to a term loan at the Company’s option. This facility became effective during the first quarter of 2006 and replaced an existing term credit facility, which was paid in full on February 15, 2006.

Under the loan agreements, the IFC holds a pledge of the Company’s interest in the Etame Marin block, and pledge of the shares of VAALCO Gabon (Etame), Inc. the subsidiary which owns the Company’s interest in the Etame Marin block. The IFC also has a security interest in the crude oil sales contract with ADDAX.

10.	ASSET RETIREMENT OBLIGATIONS

The Company accounts for asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived assets. The statement requires the systematic, accretion and depreciation of future abandonment costs of tangible assets such as platforms, wells, service assets, pipelines, and other facilities. SFAS No. 143 requires that the fair value of a liability for an asset’s retirement obligation be recorded in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the corresponding cost is capitalized as part of the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized.

A summary of the recording of the estimated fair value of the Company’s asset retirement obligations is presented as follows: (In thousands)

	2007	2006	2005
Balance January 1,	$6,029	$3,615	$1,330
Accretion Expense	415	210	113
Additions	—	1,807	528
Revisions	284	397	1,644

Balance December 31,	$6,728	$6,029	$3,615

During the year ended December 31, 2007, revisions were due to higher estimated abandonment costs. During the year ended December 31, 2006 the Company increased ARO liabilities by $2.2 million primarily due to the increased abandonment liability associated with the addition of the Avouma platform and revisions due to earlier abandonment timing. During the year ended December 31, 2005 the Company increased ARO liabilities primarily due to the increased liability associated with the addition of the ET-6H well and due to increases in oil service prices resulting in higher abandonment cost estimates.

VAALCO ENERGY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007 the Company had $40,000 legally restricted for settling asset retirement obligations in the United States.

11.	DISCONTINUED OPERATIONS

On April 30, 2004, the Company closed the sale to its former partners of all of its assets associated with Service Contract 6 and Service Contract 14 in the Philippines (Matinloc and Nido fields). In 2006, the Company settled all remaining tax liabilities with the Philippines government. The Company paid additional tax amounts over and above what had been accrued at year end 2005 of $169,000. The Company closed the branches and liquidating the subsidiaries during 2007 and incurred final net costs of $51,000 for that year. A summary of discontinued operations for the years ending December 31, 2007, 2006 and 2005 follows.

	Year ended December 31,
	(thousands of dollars)
	2007	2006	2005
Loss from discontinued operations
Revenues from oil sales	$—	$—	$—
Operating costs and expenses:
General and administrative expenses	56	88	55

Total operating costs and expenses	56	88	55
Other revenues (expenses):
Interest income	5	15	—
Other expenses (net)	—	—	(14)

Loss from discontinued operations before income taxes	(51)	(73)	(69)
Income tax expense (credit)	—	169	—

Loss from discontinued operations	$(51)	$(242)	$(69)

VAALCO ENERGY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	SEGMENT INFORMATION

The Company’s operations are based in Gabon, Angola, the British North Sea and in the United States. Beginning in 2007 and in particular, during the fourth quarter of 2007 with our entry into the North Sea, the Company began making significant expenditures in its operations outside of Gabon. Management reviews and evaluates the operation of each geographic segment separately. The operations of all segments include exploration for and production of hydrocarbons where commercial reserves have been found and developed. The accounting policies of the reportable segments are the same as in Note 2 to the Consolidated Financial Statements. Revenues are based on the location of hydrocarbon production. The Company evaluates each segment based on income (loss) from operations. Segment activity for the years ending December 31, 2007, 2006 and 2005 are as follows: (in thousands)

	Gabon	Angola	North Sea	Corporate and Other	Total
2007
Revenues	$124,745	$—	$—	$298	$125,044
Depreciation, depletion and amortization	17,876	—	—	75	17,952
Income from operations	90,063	(4,775)	(8,053)	(8,562)	68,673
Interest income	2,190	—	—	1,739	3,928
Interest expense	947	—	147	—	1,094
Income taxes	48,341	—	—	(260)	48,081
Additions to properties and equipment	10,926	24	—	55	11,004
Long lived assets	53,207	10,688	—	98	63,993
Total assets	119,600	11,149	—	55,809	186,558

2006
Revenues	98,170	—	—	155	98,325
Depreciation, depletion and amortization	6,429	219	—	72	6,720
Income from operations	80,771	(865)	—	(5,576)	74,330
Interest income	2,063	—	—	924	2,987
Interest expense	1,026	—	—	—	1,026
Income taxes	30,496	—	—	—	30,496
Additions to (disposals of) properties and equipment	28,911	10,829	—	(188)	39,552
Long lived assets	59,725	10,664	—	118	70,507
Total assets	124,223	10,829	—	32,890	167,942

2005
Revenues	84,700	—	—	235	84,935
Depreciation, depletion and amortization	5,212	—	—	157	5,369
Income from operations	67,271	—	—	(3,694)	63,577
Interest income	908	—	—	191	1,099
Interest expense	418	—	—	—	418
Income taxes	31,458	—	—	33	31,491
Additions to (disposals of) properties and equipment	16,139	—	—	(34)	16,105
Long lived assets	37,021	—	—	177	37,198
Total assets	104,175	—	—	(6,013)	98,162

VAALCO ENERGY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following represents our unaudited quarterly results for years ended December 31, 2007 and 2006. The quarterly results were prepared in accordance with generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results. These adjustments are of a normal recurring nature.

(In thousands of dollars except per share information)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2007
Total revenues	$29,131	$24,128	$34,828	$36,957
Total operating costs and expenses	16,830	8,940	11,071	19,529
Operating Income	12,301	15,188	23,757	17,428
Income from continuing operations	5,785	4,323	10,002	3,422
Minority interest	(1,203)	(582)	(1,206)	(1,438)
Income (loss) on discontinued operations	(27)	(24)	—	—

Net income	$4,555	$3,717	$8,796	$1,985

Basic income per share from continuing operations before discontinued operations	$0.08	$0.06	$0.15	$0.03
Income (loss) from discontinued operations	—	—	—	—

Basic income per common share	$0.08	$0.06	$0.15	$0.03

Diluted income per share from continuing operations before discontinued operations	$0.08	$0.06	$0.15	$0.03
Income (loss) from discontinued operations	—	—	—	—

Diluted income per common share	$0.08	$0.06	$0.15	$0.03

2006
Total revenues	$31,237	$25,575	$25,640	$15,873
Total operating costs and expenses	6,110	5,546	5,352	6,985
Operating Income	25,127	20,029	20,288	8,888
Income from continuing operations	11,689	11,832	14,657	6,151
Minority interest	(1,432)	(1,329)	(1,555)	(860)
Income (loss) on discontinued operations	715	(14)	488	(1)

Net income	$10,974	$10,489	$13,590	$5,290

Basic income per share from continuing operations before discontinued operations	$0.20	$0.18	$0.22	$0.09
Income (loss) from discontinued operations	(0.01)	—	0.01	—

Basic income per common share	$0.19	$0.18	$0.23	$0.09

Diluted income per share from continuing operations before discontinued operations	$0.19	$0.17	$0.21	$0.09
Income (loss) from discontinued operations	(0.01)	—	0.01	—

Diluted income per common share	$0.18	$0.17	$0.22	$0.09

Quarterly earnings per share are based on the weighted average number of shares outstanding during the quarter. Because of changes in the number of shares outstanding during the quarters due to the exercise of stock options and issuance of common stock, the sum of quarterly earnings per share may not equal earnings per share for the year.

VAALCO ENERGY, INC AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING PROPERTIES

(Unaudited)

14.	SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES

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

Costs Incurred in Oil and Gas Property

    Acquisition, Exploration and Development Activities

(In thousands)	United States
	2007	2006	2005
Costs incurred during the year:
Exploration—capitalized	$—	$—	$—
Exploration—expensed	—	—	—
Development	—	1	1

Total	$—	$1	$1

(In thousands)	International
	2007	2006	2005
Costs incurred during the year:
Exploration—capitalized	$—	$11,138	$25
Exploration—expensed	15,340	2,672	2,709
Development	14,520	24,520	15,519

Total	$29,860	$38,330	$18,253

No costs were incurred for acquisitions, exploration and development activities associated with the discontinued operation in the Philippines in 2007, 2006, and 2005. Exploration expense includes $8.1 million and $2.4 million for dry hole expense in 2007 and 2005, respectively. No amounts of exploration costs were for dry hole expense in 2006.

Capitalized Costs Relating to Oil and Gas Producing Activities:

(In thousands)	December 31, 2007	December 31, 2006	December 31, 2005
Capitalized costs—
Properties not being amortized	$24,663	$16,561	$10,832
Properties being amortized(1)	80,052	77,557	43,805

Total capitalized costs	104,715	94,118	54,637
Less accumulated depreciation, depletion, and amortization	(42,984)	(25,465)	(19,222)

Net capitalized costs	$61,731	$68,653	$35,415

(1)	Includes $5.8 million, $5.5 million and $3.5 million asset retirement cost in 2007, 2006 and 2005 respectively.

VAALCO ENERGY, INC AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES

(Unaudited)

The capitalized costs pertain to the Company’s producing activities in Gabon, leasehold acreage in Gabon and Angola, and U.S. activities.

Results of Operations for Oil and Gas Producing Activities:

(In thousands)	United States			International
	2007	2006	2005	2007	2006	2005
				Gabon	Gabon	Gabon
Crude oil and gas sales	$298	$155	$236	$124,745	$98,170	$84,700
Production expense	(118)	(89)	(97)	(14,175)	(12,128)	(10,485)
Exploration expense		—	—	(1,349)	(1,128)	(2,631)
Depreciation, depletion and Amortization	(56)	(36)	(44)	(17,876)	(6,149)	(5,212)

Income (loss) before taxes	124	30	95	91,345	78,765	66,372
Income tax (provision)	43	11	33	48,038	30,496	31,458

Results from oil and gas producing activities	$81	$19	$62	$43,307	$48,269	$34,914

Proved Reserves

A reserve report as of December 31, 2007 has been prepared by Netherland Sewell & Associates, independent petroleum engineers. The following tables set forth the net proved reserves of the Company as of December 31, 2007, 2006 and 2005, and the changes during such periods.

	Oil (MBbls)	Gas (MMcf)
PROVED RESERVES:
BALANCE AT JANUARY 1, 2005	8,734	54
Production	(1,635)	(17)
Revisions of previous estimates	728	(16)

BALANCE AT DECEMBER 31, 2005	7,827	21
Production	(1,552)	(11)
Revisions of previous estimates	(1,585)	7
Extensions and discoveries	1,306	—

BALANCE AT DECEMBER 31, 2006	5,996	17
Production	(1,756)	(20)
Revisions of previous estimates	1,979	64

BALANCE AT DECEMBER 31, 2007	6,214	61

	Oil (MBbls)	Gas (MMcf)
PROVED DEVELOPED RESERVES
Balance at December 31, 2004	4,738	54
Balance at December 31, 2005	6,620	21
Balance at December 31, 2006	4,691	17
Balance at December 31, 2007	4,506	61

The Company’s proved developed reserves are located offshore Gabon and in Texas. The reserves in Gabon include the minority interest share of reserves held by the 9.99% owner of VAALCO International, Inc., which owns VAALCO Gabon (Etame), Inc.

VAALCO ENERGY, INC AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES

(Unaudited)

Revisions in 2005 were associated with better reservoir performance at the Etame field and poorer gas well production performance at the Texas properties. Revisions in 2006 were associated primarily with the Etame field as higher operating costs led to a shorter projected economic life. The shorter economic life also resulted in lower projected production costs over the life of the property in 2006 versus 2005. Revisions in 2007 were associated with Etame, South Tchibala and Avouma reservoir performance, changes in oil prices, operating costs and taxes. Higher projected oil prices resulted in upward revision in reserves, but were partially offset by higher taxes. Total remaining operating costs for the fields declined due to shorter remaining field life after another year’s production.

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

For the Ebouri discovery the Company received approval of the development plan from the Gabon government in 2006 and booked approximately 800,000 bbls to discoveries of proven undeveloped reserves for the Ebouri field as of December 31, 2006 and 500,000 bbls of extensions to the Etame field.

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

The future cash flows are based on sales prices and costs in existence at the dates of the projections, excluding Gabon royalties, and the interests of other consortium members. Future production costs do not include overhead charges allowed under joint operating agreements or headquarters general and administrative overhead expenses. Future development costs include $8.9 million attributable to future abandonment when the wells become uneconomic to produce.

(In thousands)	United States			International			Total
	December 31,			December 31,			December 31,
	2007	2006	2005	2007	2006	2005	2007	2006	2005
				Gabon	Gabon	Gabon
Future cash inflows	$1,146	$374	$533	$592,053	$341,930	$444,249	$593,199	$342,304	$444,782
Future production costs	(405)	(203)	(204)	(68,589)	(81,121)	(121,531)	(68,994)	(81,324)	(121,735)
Future development costs	—	—	—	(41,954)	(37,575)	(30,927)	(41,954)	(37,575)	(30,927)
Future income tax expense	(101)	(32)	(48)	(252,111)	(59,518)	(76,467)	(252,212)	(59,550)	(76,515)

Future net cash flows	640	139	281	229,399	163,716	215,324	230,039	163,855	215,605
Discount to present value at 10% annual rate	(157)	(20)	(82)	(38,213)	(30,233)	(54,314)	(38,370)	(30,253)	(54,396)

Standardized measure of discounted future net cash flows	$483	$119	$199	$191,186	$133,483	$161,010	$191,669	$133,602	$161,209

Income taxes represent amounts payable to the Government of Gabon on profit oil as final payment of corporate income taxes and for severance taxes in Texas.

VAALCO ENERGY, INC AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES

(Unaudited)

Changes in Standardized Measure of Discounted Future Net Cash Flows:

The following table sets forth the changes in standardized measure of discounted future net cash flows as follows:

(In thousands)	December 31,
	2007	2006	2005
BALANCE AT BEGINNING OF PERIOD	$133,602	$161,209	$123,321
Sales of oil and gas, net of production costs	(108,964)	(86,108)	(74,321)
Net changes in prices and production costs	228,256	1,254	87,991
Revisions of previous quantity estimates	86,014	(51,797)	24,780
Additions	—	52,320	—
Changes in estimated future development costs	(21,815)	(8,124)	(4,358)
Development costs incurred during the period	14,520	22,106	11,852
Accretion of discount	13,360	16,141	12,332
Net change in income taxes	(161,616)	8,585	(14,506)
Change in production rates (timing) and other	8,312	18,022	(5,882)

BALANCE AT END OF PERIOD	$191,669	$133,602	$161,209

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

In accordance with the guidelines of the Securities and Exchange Commission, the Company’s estimates of future net cash flow from the Company’s properties and the present value thereof are made using oil and gas contract prices in effect as of year end and are held constant throughout the life of the properties except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. In Gabon, the price was $94.96 per bbl. In the United States, the price was $90.97 per bbl of oil and $7.26 per Mcf of gas.

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

The consortium maintains a Cost Account, which entitles it to receive 70% of the production remaining after deducting the royalty so long as there are amounts remaining in the Cost Account. At December 31, 2007, there was $11.7 million in the cost account ($3.5 million net to the Company). As payment of corporate income

VAALCO ENERGY, INC AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES

(Unaudited)

taxes the consortium pays the government an allocation of the remaining “profit oil” production from the contract area ranging from 50% to 60% of the oil remaining after deducting the royalty and the cost oil. The percentage of “profit oil” paid to the government as tax is a function of production rates. So long as amounts remain in the Cost Account, the net share that the consortium receives from production can range from a low of 67.7% of production at production rate in excess of 25,000 BOPD to a high of 82.5% of production at rates below 5,000 bopd. However, when the Cost Account becomes substantially recovered, the Company only recovers ongoing operating expenses and new project capital expenditures, resulting in a higher tax rate. The Cost Account has been substantially recovered since the first quarter of 2005. During 2006, the Company cost recovered 629,000 bbls for ongoing operating expenses and capital expenditures out of a theoretical maximum Cost Oil of 1,070,000 bbls which would have been recoverable if the Cost Account was full. In 2007, the company cost recovered 418,000 bbls for ongoing operating expenses and capital expenditures out of a theoretical maximum of 1,220,000 which would have been recoverable if the Cost Account was full. The lower number of bbls cost recovered in 2007 versus 2006 was primarily due to lower capital expenditures in 2007. Also because of the nature of the Cost Account, increases in oil prices result in a lesser number of bbls required to recover costs, therefore at higher oil prices, the Company’s net reserves after taxes would decrease. The Company also paid $22.1 million of royalties to the Gabon government, which is not reflected in the Company’s financial statements.

The Etame Production Sharing Contract allows for the carve-out of a development area, which was performed for the Etame field and for the Avouma field. The Etame development area has a term of 20 years and will expire in 2021. The Avouma field development area has a term of 20 years and will expire in 2025. The Ebouri field development area has a term of 20 years and will expire in 2026. The balance of the Etame Marin block comprises the exploration area, which expires in July 2009 but is extendable to 2011 via an exploration well work commitment.

Under the service contract, it is not anticipated that the Gabonese government will take physical delivery of its allocated production. Instead, the Company is authorized to sell the Gabonese government’s share of production and remit the proceeds to the Gabonese government.

The Mutamba Iroru production sharing contract entitles the Company to receive 70% of any future production remaining after deducting the royalty so long as there are amounts remaining in the Cost Account. At December 31, 2005 there was $0.1 million in the Cost Account. As payment of corporate income taxes the consortium pays the government an allocation of the remaining “profit oil” production from the contract area ranging from 50% to 63% of the oil remaining after deducting the royalty and the cost oil. The percentage of “profit oil” paid to the government as tax is a function of production rates. So long as amounts remain in the Cost Account, the net share that the consortium receives from production can range from a low of 72% of production at production rate in excess of 20,000 bopd to a high of 85% of production at rates below 7,500 bbl per day. However, when the Cost Account becomes substantially recovered, the Company only recovers ongoing operating expenses and new project capital expenditures, resulting in a higher tax rate. The Mutamba Iroru service contract provides for a discovery to be reclassified into a development area with a term of twenty years.

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