Form 10-Q
period 2008-03-31
VAALCO ENERGY INC /DE/
filed 2008-05-09
CIK 894627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

As of April 30, 2008, there were outstanding 59,107,813 shares of common stock, $0.10 par value per share, of the registrant.

VAALCO ENERGY, INC. AND SUBSIDIARIES

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands of dollars, except number of shares and par value amounts)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$79,734	$76,450
Funds in escrow	4,764	4,764
Receivables:
Trade	16,814	19,766
Accounts with partners	5,415	3,829
Other	1,505	1,646
Crude oil inventory	1,098	927
Materials and supplies	396	339
Prepayments and other	2,112	2,162

Total current assets	111,838	109,883

Property and equipment—successful efforts method:
Wells, platforms and other production facilities	80,463	80,052
Undeveloped acreage	12,841	12,841
Work in progress	13,731	11,822
Equipment and other	2,399	2,261

	109,434	106,976
Accumulated depreciation, depletion and amortization	(47,816)	(42,984)

Net property and equipment	61,618	63,992

Other assets:
Deferred tax asset	1,435	1,457
Funds in escrow	10,873	10,871
Other long term assets	293	355

TOTAL	$186,057	$186,558

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$22,772	$23,904
Income taxes payable	—	200

Total current liabilities	22,772	24,104

Long term debt	5,000	5,000
Asset retirement obligations	7,247	6,728

Total liabilities	35,019	35,832

Commitments and contingencies
Minority interest in consolidated subsidiaries	7,961	8,396

Stockholders’ equity:
Common stock, $0.10 par value, 100,000,000 authorized shares 61,054,824 and 61,054,824 shares issued with 1,860,642 and 1,560,342 in treasury at March 31, 2008 and December 31, 2007, respectively	6,105	6,105
Additional paid-in capital	51,541	51,294
Retained earnings	89,284	87,483
Less treasury stock, at cost	(3,853)	(2,552)

Total stockholders’ equity	143,077	142,330

TOTAL	$186,057	$186,558

See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

(unaudited)

(in thousands of dollars, except per share amounts)

	Three months ended March 31,
	2008	2007
Revenues:
Oil and gas sales	$42,158	$29,131
Operating costs and expenses:
Production expenses	4,394	4,266
Exploration expense	6,712	5,056
Depreciation, depletion and amortization	4,934	4,663
General and administrative expenses	1,987	2,845

Total operating costs and expenses	18,027	16,830

Operating income	24,131	12,301

Other income (expense):
Interest income	513	854
Interest expense	(364)	(258)
Other, net	(33)	80

Total other income (expense)	116	676

Income from continuing operations before income taxes, and minority interest	24,247	12,977
Income tax expense	21,382	7,192
Minority interest in earnings of subsidiaries	1,064	1,203

Income from continuing operations	1,801	4,582
Discontinued operations: (Note 8)
Loss from discontinued operations, net of tax	—	(27)

Net income	$1,801	$4,555

Basic income per share from continuing operations	$0.03	$0.08
Loss from discontinued operations	—	—

Basic income per share	$0.03	$0.08

Diluted income per share from continuing operations	$0.03	$0.08
Loss from discontinued operations	—	—

Diluted income per share	$0.03	$0.08

Basic weighted shares outstanding	59,338	59,040

Diluted weighted average shares outstanding	59,701	60,417

See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

(in thousands of dollars)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,801	$4,555
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	4,934	4,663
Amortization of debt issuance costs	62	132
Dry hole costs	6,399	—
Stock based compensation	247	634
Minority interest in earnings of subsidiaries	1,064	1,208
Change in operating assets and liabilities:
Trade receivables	2,952	(7,750)
Accounts with partners	(1,586)	7,907
Other receivables	141	(1,499)
Crude oil inventory	(171)	422
Materials and supplies	(57)	—
Deferred tax asset	22	—
Prepayments and other	50	394
Accounts payable and accrued liabilities	(1,333)	(10,666)
Income taxes payable	(200)	—

Net cash provided by operating activities	14,325	—

CASH FLOWS FROM INVESTING ACTIVITIES
Funds in escrow, net	(2)	(7)
Additions to property and equipment	(1,840)	(6,032)
Dry hole costs	(6,399)	—
Other	—	242

Net cash used in investing activities	(8,241)	(5,797)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	—	95
Purchase of treasury shares	(1,301)	—
Debt issuance costs capitalized	—	(115)
Distribution to minority interest	(1,499)	(999)

Net cash used in financing activities	(2,800)	(1,019)

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,284	(6,816)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	76,450	60,979

CASH AND CASH EQUIVALENTS AT END OF PERIOD	79,734	54,163

Supplemental disclosure of cash flow information
Income taxes paid	$20,031	$10,226

Interest paid	$30	—

Supplemental disclosure of non cash flow information Change in investment in property and equipment not paid	$197	$(3,925)

See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOUNTING POLICIES

The condensed consolidated financial statements of VAALCO Energy, Inc. and subsidiaries (collectively, “VAALCO” or the “Company”), included herein are unaudited, but include all adjustments consisting of normal recurring accruals which the Company deems necessary for a fair presentation of its financial position, results of operations and cash flows for the interim period. Such results are not necessarily indicative of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2007, which also contains a summary of the significant accounting policies followed by the Company in the preparation of its consolidated financial statements. These policies were also followed in preparing the quarterly report included herein. The Company follows the successful efforts method of accounting for oil and gas exploration and development costs.

VAALCO is a Houston-based independent energy company, principally engaged in the acquisition, exploration, development and production of crude oil and natural gas. VAALCO owns producing properties and conducts exploration activities as the operator of two production sharing contracts in Gabon, West Africa, conducts exploration activities in one concession in Angola, West Africa and conducts exploration activities on two blocks in the British North Sea. Domestically, the Company has interests in the Texas Gulf Coast area.

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

Diluted Shares consist of the following:

	Three months ended
Item	March 31, 2008	March 31, 2007
Basic weighted average common stock issued and outstanding	59,338,013	59,039,674
Dilutive options	363,265	1,376,962

Total diluted shares	59,701,278	60,416,636

Options to purchase 1,697,640 and 1,828,420 shares were excluded in the quarters ended March 31, 2008 and 2007, respectively, because they would be anti-dilutive.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	NEW ACCOUNTING PRONOUNCEMENTS

FASB Statement 157, Fair Value Measurements – The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, on January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-1 and No. FAS 157-2, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years and removes certain leasing transactions from the scope of SFAS No. 157. We do not currently have any significant assets or liabilities that are measured at fair value on a recurring basis.

FASB Statement 141(R), Business Combinations, and FASB Statement 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51—In December 2007, the FASB issued FASB Statement 141(R), Business Combinations, which replaced FASB Statement 141, Business Combinations, (“SFAS 141(R)”). In December 2007, the FASB also issued FASB Statement 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, (“SFAS 160”). These statements significantly change the accounting for business combinations and noncontrolling interests. Among other things, and compared to the predecessor guidance, these statements will require more assets acquired and liabilities assumed to be measured at fair value as of the acquisition date, liabilities related to contingent consideration to be remeasured to fair value each subsequent reporting period, an acquirer in preacquisition periods to expense all acquisition-related costs, and noncontrolling interests in subsidiaries initially to be measured at fair value and classified as a separate component of equity. These statements are to be applied prospectively for fiscal years beginning after December 15, 2008. The Company is evaluating SFAS 141(R) and SFAS 160 to determine the impact of these statements on our consolidated financial statements.

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

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	STOCK-BASED COMPENSATION

Stock options are granted under the Company’s long-term incentive plan and have an exercise price that may not be less than the fair market value of the underlying shares on the date of grant. In general, stock options granted will become exercisable over a period determined by the Compensation Committee which in the past has been a five year life, with the options vesting over a three year period. In addition, stock options will become exercisable upon a change in control, unless provided otherwise by the Compensation Committee. At March 31, 2008 there were 3,121,196 shares subject to options authorized but not granted.

During the three months ended March 31, 2008, the Company granted no stock options.

For the three months ended March 31, 2008, the Company recognized non-cash compensation expense of $0.2 million, (or $0.00 per basic and diluted share), related to stock options. For the three months ended March 31, 2007, the Company recognized non-cash compensation expense of $0.6 million (or $0.01 per basic and diluted share). These amounts were recorded as general and administrative expense. Because the Company does not pay significant United States taxes, no amounts were recorded for tax benefits related to excess stock based compensation deductions.

A summary of the unit option activity for the three months ended March 31, 2008 is provided below:

	Number of Units Underlying Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of period	3,251	$5.91	3.44
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—

Outstanding at end of period	3,251	5.91	3.19	$1.7

Exercisable at end of period	2,203	$4.93	2.95	$1.7

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option. As of March 31, 2008, unrecognized compensation costs totaled $1.1 million. The expense is expected to be recognized over a weighted average period of 0.8 years. No stock options vested during the three months ended March 31, 2008.

5.	GUARANTEES

In September 2007, the Company entered into an amendment with the owner of the FPSO chartered for the Etame field to extend the contract until September 2015. In connection with the charter of the FPSO, the Company as operator of the Etame field guaranteed the charter payments through September 2013. The charter continues for two years beyond that period

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Year	Full Charter Payment	Company Share
2008	$13,348	$3,747
2009	$17,269	$4,848
2010	$16,962	$4,762
2011	$16,762	$4,706
2012	$16,659	$4,677
Thereafter	$12,460	$3,498

The Company has recorded a liability of $0.6 million at March 31, 2008 representing the guarantee’s fair value.

6.	COMMITMENTS

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

In December 2007, the Company signed a farm-in agreement for Block 9/28d offshore the United Kingdom in the British North Sea. The Company is obligated to pay its share of the

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

drilling of one well on the block and a portion of the share of the farminee’s share of the well. The well was spudded in December 2007 and reached total depth in January 2008. The well was suspended as a non-commercial discovery in January 2008. In 2007, the Company incurred $8.0 million in exploration costs associated with the well. An additional $6.4 million was incurred in the first quarter of 2008. The Company is carrying no capitalized amounts on its books for this well.

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

7.	SEGMENT INFORMATION

The Company’s operations are based in Gabon, Angola, the British North Sea and in the United States. Management reviews and evaluates the operation of each geographic segment separately. The operations of all segments include exploration for and production of hydrocarbons where commercial reserves have been found and developed. Revenues are based on the location of hydrocarbon production. The Company evaluates each segment based on income (loss) from operations. Segment activity for the three months ended March 31, 2008 and 2007 are as follows: (in thousands)

	Gabon	Angola	North Sea	Corporate and Other	Total
2008
Revenues	$42,100	$—	$—	$58	$42,158
Income from operations	31,752	(221)	(6,534)	(865)	24,131

2007
Revenues	29,064	—	—	67	29,131
Income from operations	18,977	(3,766)	—	(2,910)	12,301

VAALCO ENERGY, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

INTRODUCTION

The Company operates oil production sharing contracts in Gabon and Angola, and has interests in two blocks in the British North Sea. In addition, the Company has minor onshore and offshore domestic United States production in Texas and Louisiana. In Gabon, the Company operates the Etame block, a 750,000 acre block offshore southern Gabon. Three fields are under production, the Etame, Avouma and South Tchibala fields. During the first quarter of 2008, these fields produced 1.9 million barrels of oil (0.45 million barrels net to the Company). The Company is also developing the Ebouri field on the Etame block. Construction of the production platform was completed in April 2008 and the platform is being shipped to Gabon for installation. First production from Ebouri is expected in late 2008. In addition to developing Ebouri, the Company has plans to drill three exploration wells on the Etame block beginning later in 2008.

Also in Gabon, the Company operates the Mutamba block, a 270,000 acre onshore license which the Company acquired in 2005. The Company anticipates drilling two exploration wells on the block later in 2008. There is currently no production from the Mutamba block at this time.

In Angola, the Company operates Block 5, a 1.4 million acre offshore license which the Company acquired in December 2006. The Company has leased 1140 square kilometers of 3-D data over the block and has a commitment to drill two exploration wells prior to December 1, 2010. The Company expects to drill the first of the exploration wells during the first half of 2009.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CAPITAL RESOURCES AND LIQUIDITY

Cash Flows

Net cash provided by operating activities for the three months ended March 31, 2008 was $14.3 million, as compared to $0 million for the three months ended March 31, 2007 The increase in cash provided by operations for the three months ended March 31, 2008 compared to for the three months ended March 31, 2007 was due primarily to an changes in working capital other than cash which was down $0.2 million for the three months ended March 31, 2008, compared to a decrease in working capital other than cash of $11.2 million for the three months ended March 31, 2007.

Net cash used in investing activities for the three months ended March 31, 2008 was $8.2 million, compared to net cash used in investing activities for the three months ended March 31, 2007 of $5.8 million. For the three months ended March 31, 2008, the Company invested $4.0 million in the Etame Marin block operations for the development of the Ebouri field and completed the drilling of a dry well in the North Sea at a cost of $6.4 million for the quarter. For the three months ended March 31, 2007, the Company invested $6.0 million in Etame Marin block operations primarily for development of the Avouma and South Tchibala fields.

For the three months ended March 31, 2008, cash used in financing activities was $2.8 million, consisting of distributions to a minority interest owner of $1.5 million and purchase of treasury shares of $1.3 million. For the three months ended March 31, 2007, cash used by financing activities of $1.1 million consisted primarily of $1.0 million used for distributions to minority interest holders. In addition, the Company capitalized $0.1 million of debt issuance costs and received $0.1 million in proceeds from the issuance of common stock.

Capital Expenditures

During the three months ended March 31, 2008, the Company incurred $1.8 million of capital expenditures, primarily associated with the construction of the Ebouri development platform. During the remainder of 2008, the Company anticipates commencing an exploration program with up to three exploration wells on the Etame block, two exploration wells on the Mutamba block and one well in the British North Sea. The budget for the exploration wells is approximately $33 million net to the Company. In addition the Company will install the Ebouri platform and drill one or two development wells at a remaining cost of $20 to $28 million net to the Company.

Liquidity

Historically, the Company’s primary sources of capital have been cash flows from operations, private sales of equity, borrowings and purchase money debt. At March 31, 2008, the Company had cash of $79.7 million. The Company believes that this cash combined with cash flow from operations will be sufficient to fund the Company’s remaining 2008 capital expenditure budget, required debt service payments and additional investments in working capital resulting from potential growth. As operator of the Etame field and Block 5 in Angola, the Company enters into project related activities on behalf of its working interest partners. The Company generally obtains advances from it partners prior to significant funding commitments.

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

Substantially all of the Company’s crude oil and gas is sold at the well head at posted or index prices under short-term contracts. In Gabon, the Company markets its crude oil under an agreement with Shell. While the loss of Shell as a buyer might have a material adverse effect on the Company in the near term, management believes that the Company would be able to obtain other customers for its crude oil.

Domestically, the Company produces from wells in Brazos County Texas and offshore in the Gulf of Mexico, which contributed $58,000 to revenues in the first quarter of 2008. Domestic production is sold via separate contracts for oil and gas. The Company has access to several alternative buyers for oil and gas sales domestically.

Oil and Gas Exploration Costs

The Company uses the “successful efforts” method of accounting for its oil and gas exploration and development costs. All expenditures related to exploration, with the exception of costs of drilling exploratory wells are charged as an expense when incurred. The costs of exploratory wells are capitalized pending determination of whether commercially producible oil and gas reserves have been discovered. If the determination is made that a well did not encounter potentially economic oil and gas quantities, the well costs are charged as an expense. During the three months ended March 31, 2008, the Company also spent $6.4 million on a well in the British North Sea which was suspended as a non-commercial oil discovery and $0.3 million on other exploration activities.

VAALCO ENERGY, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

Three months ended March 31, 2008 compared to three months ended March 31, 2007

Revenues

Total revenues were $42.2 million for the three months ended March 31, 2008 compared to $29.1 million for the comparable period in 2007. The Company sold approximately 446,000 net barrels of oil equivalent at an average price of $94.44 in three months ended March 31, 2008. In the three months ended March 31, 2007, the Company sold approximately 511,000 barrels of oil equivalent at an average price of $57.03 per barrel. Crude oil production from the Etame, Avouma and South Tchibala fields is averaging 22,500 BOPD compared to approximately 20,500 BOPD in the three months ended March 31, 2007. Crude oil sales are a function of the number and size of crude oil liftings in each quarter from the FPSO and thus crude oil sales do not always coincide with volumes produced in any given quarter.

Operating Costs and Expenses

Total production expenses for the three months ended March 31, 2008 were $4.4 million compared to $4.3 million in the three months ended March 31, 2007. The Company matches production expenses with crude oil sales. Any production expenses associated with unsold crude oil inventory are capitalized. Expenses in the three months ended March 31, 2008 were higher than in the three months ended March 31, 2007 due to higher boat rental costs, higher FPSO costs and higher helicopter costs.

Exploration expense was $6.7 million for the three months ended March 31, 2008 compared to $5.1 million in the comparable period in 2007. For the three months ended March 31, 2008, exploration expense consisted primarily of $6.4 million of dry hole costs associated with the Company’s participation in a well in the British North Sea, and $0.3 million of other exploration costs. Exploration expense for the three months ended March 31, 2007 included $3.8 million for the licensing of 1,140 square kilometers of 3-D seismic data for Block 5 in Angola and included $1.0 million for acquisition of 400 square kilometers of seismic data in Gabon.

Depreciation, depletion and amortization expenses were $4.9 million in the three months ended March 31, 2008 compared to $4.7 million in the three months ended March 31, 2007. The higher depreciation, depletion and amortization expenses during the three months ended March 31, 2008 compared to the three months ended March 31, 2007 are due to increasing percentages of total production coming from the Avouma and South Tchibala fields, which have higher depletion rates than from the Etame field.

General and administrative expenses for the three months ended March 31, 2008 and 2007 were $2.0 million and $2.8 million for each period, respectively. During the three months ended March 31, 2008 and March 31, 2007, the Company incurred stock based compensation expense of $0.2 million and $0.6 million, respectively. The Company incurred $0.4 million of expenses associated with listing on the New York Stock Exchange in the three months ended March 31, 2007. In both of the three months ended March 31, 2008 and 2007, the Company benefited from overhead reimbursement associated with production and development operations on the Etame Block.

VAALCO ENERGY, INC. AND SUBSIDIARIES

Other Income (Expense)

Interest income received on amounts on deposit was $0.5 million in the three months ended March 31, 2008 compared to $0.9 million in the three months ended March 31, 2007. The decrease in interest income received on amounts on deposit reflects lower interest rates in 2008. Interest expense and financing charges for the IFC loan was $0.4 million for the three months ended March 31, 2008 compared to $0.3 million for the three months ended March 31, 2007, reflecting interest on amounts drawn on the IFC revolver.

Income Taxes

Income taxes amounted to $21.4 million and $7.2 million for the three months ended March 31, 2008 and 2007, respectively. In the three months ended March 31, 2008 and in the three months ended March 31, 2007, the income taxes were all paid in Gabon. Income taxes in the three months ended March 31, 2008 were high relative to income from continuing operations because they were all paid in Gabon, and the exploration expenses incurred during that period were primarily outside of Gabon and therefore not tax deductible in Gabon. Also for the three months ended March 31, 2007, the Company had recoverable costs associated with the fourth quarter 2006 drilling program at Avouma and South Tchibala.

Discontinued Operations

Loss from discontinued operations in the Philippines in the three months ended March 31, 2007 was $27,000. The Philippines offices were closed in 2007 and no costs were incurred in 2008.

Minority Interest

The Company incurred $1.1 million and $1.2 million in minority interest charges in the three months ended March 31, 2008 and 2007, respectively. These minority interest charges were associated with VAALCO Energy (International), Inc., a subsidiary that is 90.01% owned by the Company.

Net Income

Net income for the three months ended March 31, 2008 was $1.8 million, compared to net income of $4.6 million for the same period in 2007. Higher production costs, depreciation, depletion and amortization costs, exploration expense and taxes contributed to the lower net income in 2008.

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

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

We have no material changes to the disclosure on this matter in our annual report on Form 10-K for the year ended December 31, 2007.

ITEM 2.	ISSUER PURCHASES OF EQUITY SECURITIES FOR THREE MONTHS ENDED MARCH 31, 2008

The following table provides information regarding the number of shares of common stock of the Company purchased by the Company during the three months ended March 31, 2008.

	Number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 2008	—	—	—
February 2008	300,300	4.33	300,300
March 2008	—	—	—

Total	300,300	4.33	300,300	(See note 1)

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

VAALCO ENERGY, INC.
(Registrant)

By	/s/ W. RUSSELL SCHEIRMAN
W. Russell Scheirman, President, Chief Financial Officer and Director

(on behalf of the Registrant and as the principal financial officer)

Dated: May     , 2008

EXHIBIT INDEX

Exhibits

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.