Form 10-Q
period 2008-06-30
VAALCO ENERGY INC /DE/
filed 2008-08-11
CIK 894627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of July 31, 2008, there were outstanding 58,242,682 shares of common stock, $0.10 par value per share, of the registrant.

VAALCO ENERGY, INC. AND SUBSIDIARIES

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands of dollars, except number of shares and par value amounts)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$108,583	$76,450
Funds in escrow	4,764	4,764
Receivables:
Trade	15,200	19,766
Accounts with partners	130	3,829
Other	1,828	1,646
Crude oil inventory	1,576	927
Materials and supplies	425	339
Prepayments and other	3,253	2,162

Total current assets	135,759	109,883

Property and equipment—successful efforts method:
Wells, platforms and other production facilities	80,921	80,052
Undeveloped acreage	12,841	12,841
Work in progress	20,678	11,822
Equipment and other	2,361	2,261

	116,801	106,976
Accumulated depreciation, depletion and amortization	(52,945)	(42,984)

Net property and equipment	63,856	63,992

Other assets:
Deferred tax asset	1,435	1,457
Funds in escrow	10,873	10,871
Other long term assets	262	355

TOTAL	$212,185	$186,558

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$40,414	$23,904
Accounts with partners	2,099	—
Income taxes payable	—	200

Total current liabilities	42,513	24,104

Long term debt	5,000	5,000
Asset retirement obligations	7,358	6,728

Total liabilities	54,871	35,832

Commitments and contingencies
Minority interest in consolidated subsidiaries	8,416	8,396

Stockholders’ equity:
Common stock, $0.10 par value, 100,000,000 authorized shares 61,103,324 and 61,054,824 shares issued with 2,860,642 and 1,560,342 in treasury at June 30, 2008 and December 31, 2007, respectively	6,110	6,105
Additional paid-in capital	51,899	51,294
Retained earnings	102,311	87,483
Less treasury stock, at cost	(11,422)	(2,552)

Total stockholders’ equity	148,898	142,330

TOTAL	$212,185	$186,558

See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

(unaudited)

(in thousands of dollars, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues:
Oil and gas sales	$55,354	$24,128	$97,512	$53,259

Operating costs and expenses:
Production expenses	4,537	2,977	8,931	7,243
Exploration expense	1,337	426	8,049	5,482
Depreciation, depletion and amortization	5,239	4,067	10,173	8,730
General and administrative expenses	3,566	1,470	5,553	4,315

Total operating costs and expenses	14,679	8,940	32,706	25,770

Operating income	40,675	15,188	64,806	27,489

Other income (expense):
Interest income	843	978	1,356	1,832
Interest expense	(55)	(570)	(419)	(828)
Other, net	5	56	(28)	136

Total other income (expense)	793	464	909	1,140

Income from continuing operations before income taxes, and minority interest	41,468	15,652	65,715	28,629
Income tax expense	26,488	11,329	47,870	18,521
Minority interest in earnings of subsidiaries	1,953	582	3,017	1,785

Income from continuing operations	13,027	3,741	14,828	8,323
Discontinued operations: (Note 8)
Loss from discontinued operations, net of tax	—	(24)	—	(51)

Net income	$13,027	$3,717	$14,828	$8,272

Basic income per share from continuing operations	$0.22	$0.06	$0.25	$0.14
Loss from discontinued operations	—	—	—	—

Basic income per share	$0.22	$0.06	$0.25	$0.14

Diluted income per share from continuing operations	$0.22	$0.06	$0.25	$0.14
Loss from discontinued operations	—	—	—	—

Diluted income per share	$0.22	$0.06	$0.25	$0.14

Basic weighted shares outstanding	58,879	59,124	59,108	59,082

Diluted weighted average shares outstanding	59,626	60,281	59,700	60,355

See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

(in thousands of dollars)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,828	$8,272
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	10,173	8,730
Amortization of debt issuance costs	93	431
Dry hole costs	6,399	—
Stock based compensation	494	1,138
Minority interest in earnings of subsidiaries	3,017	1,785
Change in operating assets and liabilities:
Trade receivables	4,566	(2,882)
Accounts with partners	5,798	14,671
Other receivables	(182)	(1,257)
Crude oil inventory	(649)	(842)
Materials and supplies	(86)	—
Deferred tax asset	22	1,385
Prepayments and other	(1,091)	243
Accounts payable and accrued liabilities	12,071	(10,625)
Income taxes payable	(200)	—

Net cash provided by operating activities	55,253	21,049

CASH FLOWS FROM INVESTING ACTIVITIES
Funds in escrow, net	(2)	(16)
Additions to property and equipment	(4,968)	(7,772)
Dry hole costs	(6,399)	—
Other	—	—

Net cash used in investing activities	(11,369)	(7,788)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	116	204
Purchase of treasury shares	(8,870)	—
Distribution to minority interest	(2,997)	(1,998)
Other	—	(42)

Net cash used in financing activities	(11,751)	(1,836)

NET CHANGE IN CASH AND CASH EQUIVALENTS	32,133	11,425

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	76,450	60,979

CASH AND CASH EQUIVALENTS AT END OF PERIOD	108,583	72,404

Supplemental disclosure of cash flow information
Income taxes paid	$45,771	$18,780

Interest paid	$265	$225

Supplemental disclosure of non cash flow information
Change in investment in property and equipment not paid	$(4,439)	$(4,267)

See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOUNTING POLICIES

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

The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128—Earnings per Share, (“EPS”). SFAS No. 128 requires the presentation of “basic” and “diluted” EPS on the face of the income statement. Basic EPS is calculated using the average number of shares of common stock outstanding during each period. Diluted EPS assumes the exercise of all stock options and warrants having exercise prices less than the average market price of the common stock using the treasury stock method.

Diluted Shares consist of the following:

	Three months ended		Six months ended
Item	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Basic weighted average common stock issued and outstanding	58,878,846	59,124,086	59,107,639	59,082,113
Dilutive options	746,802	1,156,992	592,152	1,273,363

Total diluted shares	59,625,648	60,281,078	59,699,791	60,355,476

Options to purchase 1,697,640 and 1,828,420 shares were excluded in the three months and six months ended June 30, 2008 and 2007, respectively, because they would have been anti-dilutive.

3.	NEW ACCOUNTING PRONOUNCEMENTS

FASB Statement 157, Fair Value Measurements—The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, on January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-1 and No. FAS 157-2, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years and removes certain leasing transactions from the scope of SFAS No. 157. We do not currently have any significant assets or liabilities that are measured at fair value on a recurring basis.

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

Stock options are granted under the Company’s long-term incentive plan and have an exercise price that may not be less than the fair market value of the underlying shares on the date of grant. In general, stock options granted will become exercisable over a period determined by the Compensation Committee which in the past has been a five year life, with the options vesting over a three year period. In addition, stock options will become exercisable upon a change in control, unless provided otherwise by the Compensation Committee. At June 30, 2008 there were 3,121,196 shares subject to options authorized but not granted.

During the six months ended June 30, 2008, the Company granted no stock options.

For the three months and six months ended June 30, 2008, the Company recognized non-cash compensation expense of $0.2 million and $0.5 million respectively, (or $0.00 and $0.01 per basic and diluted share, respectively), related to stock options. For the three months and six months ended June 30, 2007, the Company recognized non-cash compensation expense of $0.6 million and $1.1 million, respectively (or $0.01 and $0.02 per basic and diluted share, respectively). These amounts were recorded as general and administrative expense. Because the Company does not pay significant United States taxes, no amounts were recorded for tax benefits related to excess stock based compensation deductions.

A summary of the unit option activity for the six months ended June 30, 2008 is provided below:

	Number of Units Underlying Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of period	3,251	$5.91	3.44
Granted	—	—	—
Exercised	49	2.39	3.31
Forfeited	—	—	—

Outstanding at end of period	3,202	5.97	2.93	$8.0

Exercisable at end of period	2,154	$4.93	2.67	$7.5

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option. As of June 30, 2008, unrecognized compensation costs totaled $0.8 million. The expense is expected to be recognized over a weighted average period of 0.5 years. No stock options vested during the six months ended June 30, 2008.

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

Year	Full Charter Payment	Company Share
2008	$8,882	$2,494
2009	$17,269	$4,848
2010	$16,962	$4,762
2011	$16,762	$4,706
2012	$16,659	$4,677
Thereafter	$12,460	$3,498

The Company has recorded a liability of $0.5 million at June 30, 2008 representing the guarantee’s fair value.

6.	COMMITMENTS

In January 2006, the consortium elected to extend the Etame Marin block for an additional five-year term commencing July 2006. The extension consists of a three-year and a two-year follow-on term. The first term carries a minimum work obligation of one exploration well for a minimum $7.0 million exploration expenditure commitment ($2.1 million net to the Company). An additional exploration well is required during the optional two year extension.

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

The Company’s operations are based in Gabon, Angola, the British North Sea and in the United States. Management reviews and evaluates the operation of each geographic segment separately. The operations of all segments include exploration for and production of hydrocarbons where commercial reserves have been found and developed. Revenues are based on the location of hydrocarbon production. The Company evaluates each segment based on income (loss) from operations. Segment activity for the three months and six months ended June 30, 2008 and 2007 are as follows: (in thousands)

Three months ended June 30,	Gabon	Angola	North Sea	Corporate and Other	Total
2008
Revenues	$55,296	$—	$—	$58	$55,354
Income from operations	45,457	(638)	179	(4,323)	40,675

2007
Revenues	24,067	—	—	61	24,128
Income from operations	16,986	(40)	—	(1,758)	15,188

Six months ended June 30,	Gabon	Angola	North Sea	Corporate and Other	Total
2008
Revenues	$97,404	$—	$—	$107	$97,512
Income from operations	77,106	(859)	(6,355)	(5,085)	64,806

2007
Revenues	53,132	—	—	127	53,259
Income from operations	35,964	(3,806)	—	(4,669)	27,489

VAALCO ENERGY, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

INTRODUCTION

The Company operates oil production sharing contracts in Gabon and Angola, and has interests in two blocks in the British North Sea. In addition, the Company has minor onshore and offshore domestic United States production in Texas and Louisiana. In Gabon, the Company operates the Etame Marin block, a 750,000 acre block offshore southern Gabon. Three fields on the Etame Marin block are under production, the Etame, Avouma and South Tchibala fields. During the six months of 2008, these fields produced 4.0 million barrels of oil (0.9 million barrels net to the Company). The Company is also developing the Ebouri field on the Etame Marin block. Construction of the production platform was completed in April 2008 and the platform is being shipped to Gabon for installation. First production from the Ebouri field is expected in late 2008. In addition to developing the Ebouri field, the Company has plans to drill three exploration wells on the Etame Marin block beginning later in 2008.

Also in Gabon, the Company operates the Mutamba Iroru block, a 270,000 acre onshore license which the Company acquired in 2005. The Company anticipates drilling two exploration wells on the block later in 2008. There is currently no production from the Mutamba Iroru block.

In Angola, the Company operates Block 5, a 1.4 million acre offshore license which the Company acquired in December 2006. The Company has leased 1140 square kilometers of 3-D data over the block and has a commitment to drill two exploration wells prior to December 1, 2010. The Company expects to drill the first of the exploration wells during the first half of 2009.

CAPITAL RESOURCES AND LIQUIDITY

Cash Flows

Net cash provided by operating activities for the six months ended June 30, 2008 was $55.3 million, as compared to $21.0 million for the six months ended June 30, 2007. The increase in cash provided by operations for the six months ended June 30, 2008 compared to for the six months ended June 30, 2007 was primarily due to higher net income and due to changes in working capital other than cash which contributed $20.2 million for the six months ended June 30, 2008, compared to an increase in working capital other than cash of $0.5 million for the six months ended June 30, 2007.

Net cash used in investing activities for the six months ended June 30, 2008 was $11.4 million, compared to net cash used in investing activities for the six months ended June 30, 2007 of $7.8 million. For the six months ended June 30, 2008, the Company invested $5.0 million in the Etame Marin block operations for the development of the Ebouri field and completed the drilling of a dry well in the North Sea at a cost of $6.4 million for the period. For the six months ended June 30, 2007, the Company invested $7.8 million in Etame Marin block operations primarily for development of the Avouma and South Tchibala fields.

For the six months ended June 30, 2008, cash used in financing activities was $11.8 million, consisting of distributions to a minority interest owner of $3.0 million and purchase of shares of $8.9 million. For the six months ended June 30, 2007, cash used by financing activities of $1.8 million consisted primarily of $2.0 million used for distributions to minority interest holders. In addition, the Company received $0.2 million in proceeds from the issuance of common stock.

Capital Expenditures

During the six months ended June 30, 2008, the Company incurred $9.4 million of capital expenditures (including amounts carried in accounts payable at June 30, 2008), primarily associated with the construction of the Ebouri development platform. During the remainder of 2008, the Company anticipates commencing an exploration program with three exploration and development wells on the Etame Marin block, two exploration wells on the Mutamba block and one well in the British North Sea. The budget for the exploration wells is approximately $35.0 million net to the Company. In addition, the Company will complete the installation and commissioning of the Ebouri platform and drill one or two development wells at a remaining cost of $16 to $24 million net to the Company.

Liquidity

Historically, the Company’s primary sources of capital have been cash flows from operations, private sales of equity, borrowings and purchase money debt. At June 30, 2008, the Company had cash of $108.6 million. The Company believes that this cash combined with cash flow from operations will be sufficient to fund the Company’s remaining 2008 capital expenditure budget, required debt service payments and additional investments in working capital resulting from potential growth. As operator of the Etame Marin block and Block 5 in Angola, the Company enters into project related activities on behalf of its working interest partners. The Company generally obtains advances from it partners prior to significant funding commitments.

In June 2005, the Company executed a loan agreement with the IFC for a $30.0 million revolving credit facility which is secured by the assets of the Company’s Gabon subsidiary. The facility extends through October 2009 at which point it can be extended, or converted to a term loan. Under the revolving credit facility, the IFC holds a pledge of the Company’s interest in the Etame Marin block, and pledge of the shares of VAALCO Gabon (Etame), Inc., the subsidiary which owns the Company’s interest in the Etame Marin block. The IFC also has a security interest in any crude oil sales contract the Company enters into for the sale of crude oil from the Etame Marin block.

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

Domestically, the Company produces from wells in Brazos County Texas and offshore in the Gulf of Mexico, which contributed $107,000 to revenues in the six months ended June 30, 2008. Domestic production is sold via separate contracts for oil and gas. The Company has access to several alternative buyers for oil and gas sales domestically.

Oil and Gas Exploration Costs

The Company uses the “successful efforts” method of accounting for its oil and gas exploration and development costs. All expenditures related to exploration, with the exception of costs of drilling exploratory wells are charged as an expense when incurred. The costs of exploratory wells are capitalized pending determination of whether commercially producible oil and gas reserves have been discovered. If the determination is made that a well did not encounter potentially economic oil and gas quantities, the well costs are charged as an expense. During the six months ended June 30, 2008, the Company spent $6.4 million on a well in the British North Sea which was suspended as a non-commercial oil discovery and $1.6 million on other exploration activities including 2-D seismic acquisition in Gabon.

RESULTS OF OPERATIONS

Three months ended June 30, 2008 compared to three months ended June 30, 2007

Revenues

Total revenues were $55.4 million for the three months ended June 30, 2008 compared to $24.1 million for the comparable period in 2007. The Company sold approximately 464,000 net barrels of oil equivalent at an average price of $119.18 in three months ended June 30, 2008. In the three months ended June 30, 2007, the Company sold approximately 351,000 barrels of oil equivalent at an average price of $68.77 per barrel. Crude oil production from the Etame, Avouma and South Tchibala fields is averaging 21,500 BOPD compared to approximately 20,500 BOPD in the three months ended June 30, 2007. Crude oil sales are a function of the number and size of crude oil liftings in each quarter from the FPSO and thus crude oil sales do not always coincide with volumes produced in any given quarter.

Operating Costs and Expenses

Total production expenses for the three months ended June 30, 2008 were $4.5 million compared to $3.0 million in the three months ended June 30, 2007. The Company matches production expenses with crude oil sales. Any production expenses associated with unsold crude oil inventory are capitalized. Expenses in the three months ended June 30, 2008 were higher than in the three months ended June 30, 2007 due to increased volumes sold as well as higher boat rental costs, higher FPSO costs, higher helicopter costs and higher fuel costs.

Exploration expense was $1.3 million for the three months ended June 30, 2008 compared to $0.4 million in the comparable period in 2007. For the three months ended June 30, 2008, exploration expense consisted of aeromagnetic gravity data acquired over the Mutamba Iroru block, onshore Gabon, seismic acquisition and processing costs associated with the Company’s Etame Marin block and seismic processing costs in Angola. Exploration expense for the three months ended June 30, 2007 consisted primarily of seismic processing costs in Gabon and Angola.

Depreciation, depletion and amortization expenses were $5.2 million in the three months ended June 30, 2008 compared to $4.1 million in the three months ended June 30, 2007. The higher depreciation, depletion and amortization expenses during the three months ended June 30, 2008 compared to the three months ended June 30, 2007 was due to higher volumes of oil sold.

General and administrative expenses for the three months ended June 30, 2008 and 2007 were $3.6 million and $1.5 million for each period, respectively. The higher general and administrative costs in 2008 were due in part to non-recurring legal and solicitation costs associated with the Company’s annual meeting. During the three months ended June 30, 2008, the Company incurred $0.3 million of general and administrative costs for the Company’s Angola office, which was not open during the three months ended June 30, 2007. Also during the three months ended June 30, 2008 and June 30, 2007, the Company incurred stock based compensation expense of $0.2 million and $0.5 million, respectively. In both of the three months ended June 30, 2008 and 2007, the Company benefited from overhead reimbursement associated with production and development operations on the Etame Marin block.

Other Income (Expense)

Interest income received on amounts on deposit was $0.8 million in the three months ended June 30, 2008 compared to $1.0 million in the three months ended June 30, 2007. The decrease in interest income received on amounts on deposit reflects lower interest rates in 2008. Interest expense and financing charges for the IFC loan was $0.1 million for the three months ended June 30, 2008 compared to $0.6 million for the three months ended June 30, 2007, reflecting interest on amounts borrowed on the IFC loan, net of capitalized interest expense.

Income Taxes

Income taxes amounted to $26.5 million and $11.3 million for the three months ended June 30, 2008 and 2007, respectively. In the three months ended June 30, 2008 and in the three months ended June 30, 2007, the income taxes were all paid in Gabon. Income taxes in the three months ended June 30, 2008 were higher due to higher oil prices, which increased taxable revenues.

Discontinued Operations

Loss from discontinued operations in the Philippines in the three months ended June 30, 2007 was $24,000. The Philippines offices were closed in 2007 and no costs were incurred in 2008.

Minority Interest

The Company incurred $2.0 million and $0.6 million in minority interest charges in the three months ended June 30, 2008 and 2007, respectively. These minority interest charges were associated with VAALCO Energy (International), Inc., a subsidiary that is 90.01% owned by the Company.

Net Income

Net income for the three months ended June 30, 2008 was $13.1 million, compared to net income of $3.7 million for the same period in 2007. Higher oil prices and crude volumes sold, which were partially offset by higher operating costs, contributed to the higher net income in 2008.

Six months ended June 30, 2008 compared to six months ended June 30, 2007

Revenues

Total revenues were $97.5 million for the six months ended June 30, 2008 compared to $53.3 million for the comparable period in 2007. The Company sold approximately 910,000 net barrels of oil equivalent at an average price of $107.06 in the six months ended June 30, 2008. In the six months ended June 30, 2007, the Company sold approximately 861,000 barrels of oil equivalent at an average price of $61.81 per barrel. Crude oil sales are a function of the number and size of crude oil liftings in each quarter from the FPSO and thus crude oil sales do not always coincide with volumes produced in any given quarter.

Operating Costs and Expenses

Total production expenses for the six months ended June 30, 2008 were $8.9 million compared to $7.2 million in the six months ended June 30, 2007. The Company matches production expenses with crude oil sales. Any production expenses associated with unsold crude oil inventory are capitalized. Expenses in the six months ended June 30, 2008 were higher due to higher insurance costs, higher costs of boat and helicopter rentals, higher fuel costs and due to higher FPSO costs.

Exploration expense was $8.0 million for the six months ended June 30, 2008 compared to $5.5 million in the comparable period in 2007. Exploration expense for the six months ended June 30, 2008 included $6.4 million of dry hole costs associated with a well drilled by the Company in the North Sea. Also included in exploration expense were aeromagnetic gravity data acquired over the Mutamba Iroru block, onshore Gabon, seismic acquisition and processing costs associated with the Company’s Etame Marin concession and seismic processing costs in Angola. Exploration expense for the six months ended June 30, 2007 included $3.8 million associated with licensing 1,000 square kilometers of 3-D seismic data for Block 5 in Angola and $1.4 million for acquisition and processing of 400 square kilometers of 3-D seismic offshore Gabon.

Depreciation, depletion and amortization expenses were $10.2 million in the six months ended June 30, 2008 compared to $8.7 million in the six months ended June 30, 2007. The higher depreciation, depletion and amortization expenses during the six months ended June 30, 2008 compared to the six months ended June 30, 2007 was due to higher volumes of oil sold, and due to increasing percentages of total production coming from the Avouma and South Tchibala fields, which have higher depletion rates than from the Etame field.

General and administrative expenses for the six months ended June 30, 2008 and 2007 were $5.6 million and $4.3 million for each period, respectively. The higher general and administrative costs in 2008 were due in part to non-recurring legal and solicitation costs associated with the Company’s annual meeting. The Company also incurred $0.5 million of general and administrative costs in Angola in the six months ended June 30, 2008 to operate the Company’s office which opened there in September 2007. During the six months ended June 30, 2008, the Company incurred $0.5 million of stock based compensation compared to $1.1 million incurred in the six months ended June 30, 2007.

Other Income (Expense)

Interest income received on amounts on deposit was $1.4 million in the six months ended June 30, 2008 compared to $1.8 million in the six months ended June 30, 2007. The decrease in interest income received on amounts on deposit reflects lower interest rates in 2008. Interest expense and financing charges was $0.4 million for the six months ended June 30, 2008 compared to $0.8 million for the six months ended June 30, 2007 all associated with the Company’s IFC loan.

Income Taxes

Income taxes amounted to $47.9 million and $18.5 million for the six months ended June 30, 2008 and 2007, respectively. In the six months ended June 30, 2008 and 2007, the income taxes were all paid in Gabon. The higher income taxes paid in Gabon in six months ended June 30, 2007 were due to higher oil prices and crude volumes sold.

Discontinued Operations

Expense from discontinued operations in the Philippines in the six months ended June 30, 2007 was $0.1 million. The Philippines offices were closed in 2007 and no costs were incurred in 2008.

Minority Interest

The Company incurred $3.0 million and $1.8 million in minority interest charges in the six months ended June 30, 2008 and 2007, respectively. These minority interest charges were associated with VAALCO Energy (International), Inc., a subsidiary that is 90.01% owned by the Company.

Net Income

Net income for the six months ended June 30, 2008 was $14.9 million, compared to net income of $8.3 million for the same period in 2007. Higher oil prices and crude volumes sold, partially offset by higher operating costs, contributed to the higher net income in 2008.

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

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

We have no material changes to the disclosure on this matter in our annual report on Form 10-K for the year ended December 31, 2007.

ITEM 2.	ISSUER PURCHASES OF EQUITY SECURITIES FOR THREE MONTHS ENDED JUNE 30, 2008

The following table provides information regarding the number of shares of common stock of the Company purchased by the Company during the three months ended June 30, 2008.

	Number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 2008	—	—	—
May 2008	500,000	7.69	500,000
June 2008	500,000	7.44	500,000

Total	1,000,000	7.59	1,000,000	(See note 1)

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

At the annual meeting of stockholders held on June 4, 2008 the Common Stockholders elected, by a majority vote of shares entitled to vote at the meeting, three Class I Directors to serve on the Company’s Board of Directors. The stockholders also approved the appointment of Deloitte & Touche as independent auditors of the Company.

Directors Elected by Common Stockholders	Votes Cast For	Votes Cast Against	Withheld
William S. Farish	31,258,517	0	1,010,234
Arnie R. Nielsen	31,160,729	0	1,108,022
W. Russell Scheirman	30,621,043	0	1,647,708

Regarding the proposal to approve the appointment of Deloitte & Touche as the Company’s independent auditors, 31,818,711 votes were cast for the proposal and 450,000 votes were cast against or abstained from voting for the proposal.

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

Dated: August 11, 2008

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