Form 10-Q
period 2008-09-30
VAALCO ENERGY INC /DE/
filed 2008-11-10
CIK 894627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

(713) 623-0801

(Registrant’s telephone number, including area code)

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

As of October 31, 2008, there were outstanding 58,245,682 shares of common stock, $0.10 par value per share, of the registrant.

VAALCO ENERGY, INC. AND SUBSIDIARIES

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands of dollars, except number of shares and par value amounts)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$103,492	$76,450
Funds in escrow	2,520	4,764
Receivables:
Trade	22,422	19,766
Accounts with partners	814	3,829
Other	2,330	1,646
Crude oil inventory	205	927
Materials and supplies	424	339
Prepayments and other	4,864	2,162

Total current assets	137,071	109,883

Property and equipment - successful efforts method:
Wells, platforms and other production facilities	82,145	80,052
Undeveloped acreage	12,841	12,841
Work in progress	28,170	11,822
Equipment and other	3,226	2,261

	126,382	106,976
Accumulated depreciation, depletion and amortization	(58,867)	(42,984)

Net property and equipment	67,515	63,992

Other assets:
Deferred tax asset	1,435	1,457
Funds in escrow	15,637	10,871
Other long term assets	347	355

TOTAL	$222,005	$186,558

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$28,006	$23,904
Accounts with partners	—	—
Income taxes payable	—	200

Total current liabilities	28,006	24,104

Long term debt	5,000	5,000
Asset retirement obligations	8,379	6,728

Total liabilities	41,385	35,832

Commitments and contingencies (Note 6)
Minority interest in consolidated subsidiaries	9,115	8,396

Stockholders’ equity:
Common stock, $0.10 par value, 100,000,000 authorized shares 61,106,324 and 61,054,824 shares issued with 2,860,642 and 1,560,342 in treasury at September 30, 2008 and December 31, 2007, respectively	6,111	6,105
Additional paid-in capital	52,161	51,294
Retained earnings	124,655	87,483
Less treasury stock, at cost	(11,422)	(2,552)

Total stockholders’ equity	171,505	142,330

TOTAL	$222,005	$186,558

See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

(unaudited)

(in thousands of dollars, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues:
Oil and gas sales	$55,543	$34,828	$153,054	$88,087

Operating costs and expenses:
Production expenses	5,949	3,812	14,880	11,055
Exploration expense	265	651	8,314	6,133
Depreciation, depletion and amortization	6,034	4,809	16,207	13,539
General and administrative expenses	1,540	1,799	7,092	6,114

Total operating costs and expenses	13,788	11,071	46,493	36,841

Operating income	41,755	23,757	106,561	51,246

Other income (expense):
Interest income	604	1,039	1,960	2,871
Interest expense	(63)	(26)	(482)	(854)
Other, net	119	(21)	91	115

Total other income (expense)	660	992	1,569	2,132

Income from continuing operations before income taxes, and minority interest	42,415	24,749	108,130	53,378
Income tax expense	17,372	14,747	65,243	33,268
Minority interest in earnings of subsidiaries	2,697	1,206	5,714	2,991

Income from continuing operations	22,346	8,796	37,173	17,119
Discontinued operations: (Note 8) Loss from discontinued operations, net of tax	—	—	—	(51)

Net income	$22,346	$8,796	$37,173	$17,068

Basic income per share from continuing operations	$0.38	$0.15	$0.63	$0.29
Loss from discontinued operations	—	—	—	—

Basic income per share	$0.38	$0.15	$0.63	$0.29

Diluted income per share from continuing operations	$0.38	$0.15	$0.63	$0.28
Loss from discontinued operations	—	—	—	—

Diluted income per share	$0.38	$0.15	$0.63	$0.28

Basic weighted shares outstanding	58,244	59,192	58,817	58,119

Diluted weighted average shares outstanding	58,976	60,082	59,459	60,275

See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

(in thousands of dollars)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$37,173	$17,068
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	16,207	13,539
Amortization of debt issuance costs	125	443
Dry hole costs	6,198	—
Stock based compensation	745	1,689
Minority interest in earnings of subsidiaries	5,714	2,991
Change in operating assets and liabilities:
Trade receivables	(2,656)	(10,325)
Accounts with partners	3,015	2,660
Other receivables	(684)	(353)
Crude oil inventory	722	(443)
Materials and supplies	(85)	—
Deferred tax asset	22	—
Prepayments and other	(2,702)	1,323
Other long term assets	(116)	231
Accounts payable and accrued liabilities	2,049	(7,157)
Income taxes payable	(200)	—

Net cash provided by operating activities	65,527	21,666

CASH FLOWS FROM INVESTING ACTIVITIES
Funds in escrow, net	(2,522)	(20)
Additions to property and equipment	(16,028)	(9,711)
Dry hole costs	(6,198)	—

Net cash used in investing activities	(24,748)	(9,731)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	128	300
Debt issuance costs capitalized	—	62
Purchase of treasury shares	(8,870)	—
Distribution to minority interest	(4,995)	(2,997)
Other	—	(43)

Net cash used in financing activities	(13,737)	(2,678)

NET CHANGE IN CASH AND CASH EQUIVALENTS	27,042	9,257
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	76,450	60,979

CASH AND CASH EQUIVALENTS AT END OF PERIOD	103,492	70,236

Supplemental disclosure of cash flow information
Income taxes paid	$66,768	$35,202

Interest paid	$265	$225

Supplemental disclosure of non cash flow information
Change in investment in property and equipment not paid	$2,053	$(3,719)

See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOUNTING POLICIES

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

Diluted shares consist of the following:

	Three months ended		Nine months ended
Item	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Basic weighted average common stock issued and outstanding	58,243,758	59,191,555	58,817,577	59,118,995
Dilutive options	732,607	889,957	641,750	1,156,223

Total diluted shares	58,976,365	60,081,511	59,459,327	60,275,218

Options to purchase 1,678,677 and 1,797,640 shares were excluded in the three months and nine months ended September 30, 2008 and 2007, respectively, because they would have been anti-dilutive.

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

Stock options are granted under the Company’s long-term incentive plan and have an exercise price that may not be less than the fair market value of the underlying shares on the date of grant. In general, stock options granted will become exercisable over a period determined by the Compensation Committee which in the past has been a five year life, with the options vesting over a three year period. In addition, stock options will become exercisable upon a change in control, unless provided otherwise by the Compensation Committee. At September 30, 2008, there were 3,121,196 shares subject to options authorized but not granted.

During the nine months ended September 30, 2008, the Company granted no stock options.

For the three months and nine months ended September 30, 2008, the Company recognized non-cash compensation expense of $0.2 million and $0.7 million respectively, (or $0.00 and $0.01 per basic and diluted share, respectively), related to stock options. For the three months and nine months ended September 30, 2007, the Company recognized non-cash compensation expense of $0.6 million and $1.7 million, respectively (or $0.01 and $0.03 per basic and diluted share, respectively). These amounts were recorded as general and administrative expense. Because the Company does not pay significant United States taxes, no amounts were recorded for tax benefits related to excess stock based compensation deductions.

A summary of the stock option activity for the nine months ended September 30, 2008 is provided below:

	Number of Shares Underlying Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of period	3,251	$5.91	3.44
Granted	—	—	—
Exercised	51	2.47	3.12
Forfeited	72	7.68	3.07

Outstanding at end of period	3,128	5.97	2.69	$4.7

Exercisable at end of period	2,127	$4.99	2.44	$4.7

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option. As of September 30, 2008, unrecognized compensation costs totaled $0.6 million. The expense is expected to be recognized over a weighted average period of 0.4 years. No stock options vested during the nine months ended September 30, 2008.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	GUARANTEES

In October 2007, the Company entered into an amendment with the owner of the FPSO chartered for the Etame field to extend the contract through September 14, 2015. In connection with the charter of the FPSO, the Company, as operator of the Etame field, guaranteed the charter payments through the same period. The charter continues for two years beyond that period unless one year’s prior notice is given to the owner of the FPSO. The Company obtained several guarantees from its partners for their share of the charter payment. The Company’s share of the charter payment is 28.1%. The Company believes the need for performance under the charter guarantee is remote. The estimated obligations for the annual charter payment and the Company’s share of the charter payments through the end of the charter are as follows: (in thousands)

Year	Full Charter Payment	Company Share
2008	$4,647	$1,305
2009	$17,991	$5,051
2010	$17,683	$4,964
2011	$17,484	$4,908
2012	$17,382	$4,880
Thereafter	$47,635	$13,373

The Company has recorded a liability of $0.7 million at September 30, 2008 representing the guarantee’s fair value.

6.	COMMITMENTS

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

In November 2005, the Company signed a production sharing contract for the Mutamba Iroru block onshore Gabon. The five year contract awards the Company exploration rights along the central coast of Gabon. During the first three years of the contract the Company is required to drill one exploration well and spend a minimum of $4.0 million. During the optional two year extension to the contract, the Company is required to acquire specified levels of seismic data, drill one exploration well and spend a minimum of $5.0 million. The Company is on schedule to commence drilling the first of two exploratory wells in December 2008.

In November 2006, the Company signed a production sharing contract for Block 5 offshore Angola. The seven year contract awards the Company exploration rights to 1.4 million acres offshore central Angola. The Company’s working interest is 40%. Additionally, the Company is required to carry the Angolan National Oil Company Sonangol P&P for 10% of the work program. During the first four years of the contract, the Company is required to acquire and process 1,000 square kilometers of 3-D seismic, drill two exploration wells and spend a minimum of $29.5 million ($14.8 million net to the Company).

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In January 2008, the Company signed a farm-in agreement for a 25% working interest in Block 48/25c offshore in the British North Sea. The Company is obligated to pay its share of the drilling of one well on the block and a portion of the share of the farm-inee’s share of the well. Block 48/25c is located in the Southern Gas Basin and an exploration well is expected to be drilled during the fourth quarter of 2008. It is anticipated that the Company share of costs for this well will be approximately $8.0 million.

7.	SEGMENT INFORMATION

The Company’s operations are based in Gabon, Angola, the British North Sea and in the United States. Management reviews and evaluates the operation of each geographic segment separately. The operations of all segments include exploration for and production of hydrocarbons where commercial reserves have been found and developed. Revenues are based on the location of hydrocarbon production. The Company evaluates each segment based on income (loss) from operations. Segment activity for the three months and nine months ended September 30, 2008 and 2007 are as follows: (in thousands)

Three months ended September 30,			North Sea	Corporate and Other
2008	Gabon	Angola			Total
Revenues	$55,458	$—	$—	$85	$55,543
Income from operations	43,875	(359)	157	(1,918)	41,755

2007
Revenues	34,750	—	—	78	34,828
Income from operations	25,967	(219)	—	(1,991)	23,757

Nine months ended September 30,			North Sea	Corporate and Other
2008	Gabon	Angola			Total
Revenues	$152,862	$—	$—	$192	$153,054
Income from operations	120,980	(1,218)	(6,198)	(7,003)	106,561

2007
Revenues	87,882	—	—	205	88,087
Income from operations	61,931	(4,025)	—	(6,660)	51,246

VAALCO ENERGY, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report includes “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements other than statements of historical fact included in this report (and the exhibits hereto), including without limitation, statements regarding the Company’s financial position and estimated quantities and net present values of reserves, and statements proceed by, followed by or that otherwise include the word “believes,” “expects,” “anticipates,” “intends,” “projects,” “target,” “goal,” “objective,” “should,” or similar expressions or variations of such expressions are forward looking statements. The Company can give no assurances that the assumptions upon which such statements are based will prove to have been correct. Important factors that could cause actual results to differ materially from the Company’s expectations (“Cautionary Statements”) include volatility of oil and gas prices, future production costs, future production quantities, operating hazards, weather, the credit and financial market crisis, and statements set forth in the “Risk Factors” section included in the Company’s Forms 10-K. All subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified by the Cautionary Statements.

INTRODUCTION

The Company operates oil production sharing contracts in Gabon and Angola, and has interests in two blocks in the British North Sea. In addition, the Company has minor onshore and offshore domestic United States production in Texas and Louisiana. In Gabon, the Company operates the Etame Marin block, a 750,000 acre block offshore southern Gabon. Three fields on the Etame Marin block are under production, the Etame, Avouma and South Tchibala fields. During the nine months of 2008, these fields produced 5.9 million barrels of oil (1.4 million barrels net to the Company). The Company is also developing the Ebouri field on the Etame Marin block. Construction of the production platform was completed in April 2008 and the platform was successfully installed in Gabonese waters in August 2008. First production from the Ebouri field is expected in January 2009. In addition to developing the Ebouri field, the Company has plans to drill three exploration wells on the Etame Marin block beginning in November 2008.

Also in Gabon, the Company operates the Mutamba Iroru block, a 270,000 acre onshore license which the Company acquired in 2005. The Company anticipates drilling the first of two exploration wells on the block in December 2008. There is currently no production from the Mutamba Iroru block.

In Angola, the Company operates Block 5, a 1.4 million acre offshore license which the Company acquired in December 2006. The Company has leased 1,140 square kilometers of 3-D data over the block and has a commitment to drill two exploration wells prior to December 1, 2010. The Company expects to drill the first of the exploration wells during the second half of 2009. During September 2008, the Company shot 400 square kilometers of new 3-D seismic over a portion of Block 5 which will be interpreted over the next two quarters.

VAALCO ENERGY, INC. AND SUBSIDIARIES

In the British North Sea, the Company in January 2008 signed a farm-in agreement for a 25% working interest in Block 48/25c located offshore in the Southern Gas Basin. An exploration well is expected to be drilled during the fourth quarter of 2008.

Impact of the Current Financial and Credit Markets

The financial markets are undergoing unprecedented disruptions. Many financial institutions have liquidity concerns prompting intervention from governments. The Company’s exposure to the disruptions in the financial markets includes the Company’s credit facility, ability to access the capital markets and investments exposure.

The Company’s credit facility extends through 2009 and may be extended or converted into a term loan, at the Company’s option. If the disruption in the financial markets continues for an extended period of time, replacement of the credit facility may be more expensive.

Current market conditions also elevate concerns with the Company’s cash investments, which at September 30, 2008 totaled $103.5 million. With regard to the Company’s cash investments, the Company invests in bankers acceptances and money market instruments primarily with JPMorgan Chase & Co. The Company’s production in Gabon is purchased by Shell, which the Company believes to be a creditworthy purchaser.

CAPITAL RESOURCES AND LIQUIDITY

Cash Flows

Net cash provided by operating activities for the nine months ended September 30, 2008 was $65.5 million, as compared to $21.7 million for the nine months ended September 30, 2007. The increase in cash provided by operations for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 was primarily due to higher net income and more favorable changes in working capital other than cash used in operations of $0.6 million for the nine months ended September 30, 2008, compared to $14.1 million used in operations for the nine months ended September 30, 2007.

Net cash used in investing activities for the nine months ended September 30, 2008 was $24.7 million, compared to net cash used in investing activities for the nine months ended September 30, 2007 of $9.7 million. For the nine months ended September 30, 2008, the Company invested $16.0 million in the Etame Marin block operations, primarily for development of the Ebouri field. Also, the Company incurred $6.2 million of dry hole costs for a North Sea well during the period.

For the nine months ended September 30, 2008, cash used in financing activities was $13.7 million, consisting primarily of distributions to a minority interest owner of $5.0 million and purchase of shares of $8.9 million. For the nine months ended September 30, 2007, cash used by financing activities of $2.7 million consisted of $3.0 million used for distributions to minority interest holders and $0.3 million in proceeds from the issuance of common stock.

VAALCO ENERGY, INC. AND SUBSIDIARIES

Oil and gas prices have declined significantly since the end of the third quarter 2008. This will reduce the Company’s cash flows from operations.

Capital Expenditures

During the nine months ended September 30, 2008, the Company incurred $16.9 million of capital expenditures (including amounts carried in accounts payable at September 30, 2008), primarily associated with the construction of the development platform in the Ebouri field. During the remainder of 2008, the Company anticipates commencing an exploration program with three exploration wells on the Etame Marin block, two exploration wells on the Mutamba block and one well in the British North Sea. The budget for the six exploration wells is approximately $35.0 million net to the Company. In addition, the Company will complete the installation and commissioning of the Ebouri platform and drill one or two development wells at a remaining cost of $16 million to $24 million net to the Company. The first development well will be drilled in the fourth quarter of 2008.

Liquidity

Historically, the Company’s primary sources of capital have been cash flows from operations, private sales of equity, and debt. At September 30, 2008, the Company had cash of $103.5 million. The Company believes that this cash combined with cash flow from operations will be sufficient to fund the Company’s remaining 2008 capital expenditure budget, required debt service payments and operational needs. The Company invests cash, not required for immediate operational and capital expenditure needs, in short-term bankers acceptance and money market instruments primarily with JPMorgan Chase & Co. The Company has no exposure to the asset-backed commercial paper market which has been subject to a liquidity crisis over the past year. As operator of the Etame Marin block and Block 5 in Angola, the Company enters into project related activities on behalf of its working interest partners. The Company generally obtains advances from it partners prior to significant funding commitments.

In June 2005, the Company executed a loan agreement with the IFC for a $30.0 million revolving credit facility which is secured by the assets of VAALCO Gabon (Etame), Inc., the subsidiary which owns the Company’s interest in the Etame Marin block. The facility extends through October 2009 at which point it can be extended, or converted to a term loan. Under the revolving credit facility, the IFC holds a pledge of the Company’s interest in the Etame Marin block, and a pledge of the shares of VAALCO Gabon (Etame), Inc. The IFC also has a security interest in any crude oil sales contract the Company enters into for the sale of crude oil from the Etame Marin block.

Substantially all of the Company’s crude oil and gas is sold at the well head at posted or index prices under short-term contracts. In Gabon, the Company markets its crude oil under an agreement with Shell. The Company believes Shell to be a creditworthy purchaser. While the loss of Shell as a buyer might have a material adverse effect on the Company in the near term, management believes that the Company would be able to obtain other customers for its crude oil.

VAALCO ENERGY, INC. AND SUBSIDIARIES

Domestically, the Company produces from wells in Brazos County Texas and offshore in the Gulf of Mexico, which contributed $192,000 to revenues in the nine months ended September 30, 2008. Domestic production is sold via separate contracts for oil and gas. The Company has access to several alternative buyers for oil and gas sales domestically.

Oil and Gas Exploration Costs

The Company uses the “successful efforts” method of accounting for its oil and gas exploration and development costs. All expenditures related to exploration, with the exception of costs of drilling exploratory wells, are charged as an expense when incurred. The costs of exploratory wells are capitalized pending determination of whether commercially producible oil and gas reserves have been discovered. If the determination is made that a well did not encounter potentially economic oil and gas quantities, the well costs are charged as an expense. During the nine months ended September 30, 2008, the Company spent $6.2 million on a well in the British North Sea which was suspended as a non-commercial oil discovery and $2.1 million on other exploration activities including 2-D seismic acquisition in Gabon.

VAALCO ENERGY, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

Three months ended September 30, 2008 compared to three months ended September 30, 2007

Revenues

Total revenues were $55.5 million for the three months ended September 30, 2008 compared to $34.8 million for the comparable period in 2007. The Company sold approximately 517,000 net barrels of oil equivalent at an average price of $107.48 per barrel in the three months ended September 30, 2008. In the three months ended September 30, 2007, the Company sold approximately 472,000 barrels of oil equivalent at an average price of $73.79 per barrel. Crude oil production from the Etame, Avouma and South Tchibala fields is averaging 21,000 barrels of oil per day (“BOPD”) compared to approximately 20,000 BOPD in the three months ended September 30, 2007. Crude oil sales are a function of the number and size of crude oil liftings in each quarter from the FPSO and thus crude oil sales do not always coincide with volumes produced in any given quarter.

Operating Costs and Expenses

Total production expenses for the three months ended September 30, 2008 were $5.9 million compared to $3.8 million in the three months ended September 30, 2007. The Company matches production expenses with crude oil sales. Any production expenses associated with unsold crude oil inventory are capitalized. Production expenses in the three months ended September 30, 2008 were higher than in the three months ended September 30, 2007 due to increased volumes sold as well as higher boat rental costs, higher FPSO costs, higher helicopter costs and higher fuel costs.

Exploration expense was $0.3 million for the three months ended September 30, 2008 compared to $0.7 million in the comparable period in 2007. For the three months ended September 30, 2008, exploration expense consisted of seismic processing costs in Angola. Exploration expense for the three months ended September 30, 2007 consisted primarily of seismic processing costs in Gabon and acquiring 2-D seismic in Angola.

Depreciation, depletion and amortization expenses were $6.0 million in the three months ended September 30, 2008 compared to $4.8 million in the three months ended September 30, 2007. The higher depreciation, depletion and amortization expenses during the three months ended September 30, 2008 compared to the three months ended September 30, 2007 was due to higher volumes of oil sold.

General and administrative expenses for the three months ended September 30, 2008 and 2007 were $1.5 million and $1.8 million for each period, respectively. The lower general and administrative expenses were primarily attributable to lower stock based compensation expense of $0.2 million in the three months ended September 30, 2008 compared to $0.6 million in the three months ended September 30, 2008. In both of the three months ended September 30, 2008 and 2007, the Company benefited from overhead reimbursement associated with production and development operations on the Etame Marin block.

VAALCO ENERGY, INC. AND SUBSIDIARIES

Other Income (Expense)

Interest income received on amounts on deposit was $0.6 million in the three months ended September 30, 2008 compared to $1.0 million in the three months ended September 30, 2007. The decrease in interest income received on amounts on deposit reflects lower interest rates in the three months ended September 30, 2008 as compared to the same period of 2007.

Income Taxes

Income taxes amounted to $17.4 million and $14.7 million for the three months ended September 30, 2008 and 2007, respectively. In the three months ended September 30, 2008 and in the three months ended September 30, 2007, the income taxes were all paid in Gabon. Income taxes in the three months ended September 30, 2008 were higher due to higher oil prices, which increased taxable revenues.

Minority Interest

The Company incurred $2.7 million and $1.2 million in minority interest charges in the three months ended September 30, 2008 and 2007, respectively. These minority interest charges were associated with VAALCO Energy (International), Inc., a subsidiary that is 90.01% owned by the Company.

Net Income

Net income for the three months ended September 30, 2008 was $22.3 million, compared to net income of $8.8 million for the same period in 2007. Higher oil prices and crude volumes sold, which were partially offset by higher operating costs, contributed to the higher net income in 2008.

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007

Revenues

Total revenues were $153.1 million for the nine months ended September 30, 2008 compared to $88.1 million for the comparable period in 2007. The Company sold approximately 1,428,000 net barrels of oil equivalent at an average price of $107.21 per barrel in the nine months ended September 30, 2008. In the nine months ended September 30, 2007, the Company sold approximately 1,334,000 barrels of oil equivalent at an average price of $66.05 per barrel. Crude oil sales are a function of the number and size of crude oil liftings in each quarter from the FPSO and thus crude oil sales do not always coincide with volumes produced in any given quarter.

VAALCO ENERGY, INC. AND SUBSIDIARIES

Operating Costs and Expenses

Total production expenses for the nine months ended September 30, 2008 were $14.9 million compared to $11.1 million in the nine months ended September 30, 2007. The Company matches production expenses with crude oil sales. Any production expenses associated with unsold crude oil inventory are capitalized. Production expenses in the nine months ended September 30, 2008 were higher than in the nine months ended September 30, 2007 due to higher insurance costs, higher costs of boat and helicopter rentals, higher fuel costs and higher FPSO costs.

Exploration expense was $8.3 million for the nine months ended September 30, 2008 compared to $6.1 million in the comparable period in 2007. Exploration expense for the nine months ended September 30, 2008 included $6.2 million of dry hole costs associated with a well drilled by the Company in the North Sea. Also included in exploration expense were aeromagnetic gravity data acquired over the Mutamba Iroru block, onshore Gabon, seismic acquisition and processing costs associated with the Company’s Etame Marin block and seismic processing costs in Angola. Exploration expense for the nine months ended September 30, 2007 included $3.9 million associated with licensing 1,175 square kilometers of 3-D seismic data for Block 5 in Angola and $1.3 million for the acquisition and processing of 400 square kilometers of offshore Gabon 3-D seismic.

Depreciation, depletion and amortization expenses were $16.2 million in the nine months ended September 30, 2008 compared to $13.5 million in the nine months ended September 30, 2007. The higher depreciation, depletion and amortization expenses during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 was due to higher volumes of oil sold and increasing percentages of total production coming from the Avouma and South Tchibala fields, which have higher depletion rates than production from the Etame field.

General and administrative expenses for the nine months ended September 30, 2008 and 2007 were $7.1 million and $6.1 million for each period, respectively. The higher general and administrative costs in the nine months ended September 30, 2008 as compared to the same period of 2007 were due in part to non-recurring legal and solicitation costs associated with the Company’s annual meeting. The Company also incurred $0.4 million of general and administrative costs related to the operation of the Company office in Angola in the nine months ended September 30, 2008. This office opened in Angola in September 2007. During the nine months ended September 30, 2008, the Company incurred $0.7 million of stock based compensation compared to $1.7 million incurred in the nine months ended September 30, 2007.

Other Income (Expense)

Interest income received on amounts on deposit was $2.0 million in the nine months ended September 30, 2008 compared to $2.9 million in the nine months ended September 30, 2007. The decrease in interest income received on amounts on deposit reflects lower interest rates in the nine months ended September 30, 2008 as compared to the same period of 2007. Interest expense and financing charges were $0.5 million for the nine months ended September 30, 2008 compared to $0.9 million for the nine months ended September 30, 2007, all of which was associated with the Company’s IFC loan.

VAALCO ENERGY, INC. AND SUBSIDIARIES

Income Taxes

Income taxes amounted to $65.2 million and $33.3 million for the nine months ended September 30, 2008 and 2007, respectively. In the nine months ended September 30, 2008 and 2007, the income taxes were all paid in Gabon. The higher income taxes paid in Gabon in nine months ended September 30, 2007 were due to higher oil prices and crude volumes sold.

Discontinued Operations

Expense from discontinued operations in the Philippines in the nine months ended September 30, 2007 was $0.1 million. The Philippines offices were closed in 2007 and no costs related to this office were incurred in 2008.

Minority Interest

The Company incurred $5.7 million and $3.0 million in minority interest charges in the nine months ended September 30, 2008 and 2007, respectively. These minority interest charges were associated with VAALCO Energy (International), Inc., a subsidiary that is 90.01% owned by the Company.

Net Income

Net income for the nine months ended September 30, 2008 was $37.2 million, compared to net income of $17.1 million for the same period in 2007. Higher oil prices and crude volumes sold, which was partially offset by higher operating costs, contributed to the higher net income in 2008.

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

The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure. The Company’s management, including the Company’s principal executive officer, principal operating officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q. There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There have been no material changes to the disclosure on this matter in our annual report on Form 10-K for the year ended December 31, 2007, other than the following:

Oil and gas prices have recently declined substantially. If there is a sustained economic downturn or recession in the United States or globally, oil and natural gas prices may continue to fall and may become and remain depressed for a long period of time, which may adversely affect the Company’s results of operations.

Currently, the capital markets are experiencing an unprecedented disruption which, if it continues for an extended period of time, may adversely affect the Company’s growth strategy.

ITEM 2.	ISSUER PURCHASES OF EQUITY SECURITIES FOR THREE MONTHS ENDED SEPTEMBER 30, 2008

The Company did not purchase any shares of common stock for the treasury during the three months ended September 30, 2008.

On September 14, 2007, the Company announced its intention to purchase up to $20 million of shares of its common stock for the treasury. The announcement did not specify an amount of shares or expiration date. Purchases may be made in both the open market and through negotiated transactions, and purchases may be increased, decreased or discontinued at any time without prior notice.

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

VAALCO ENERGY, INC.

(Registrant)

By	/s/ GREGORY R. HULLINGER
Gregory R. Hullinger,
Chief Financial Officer
(on behalf of the Registrant and as the principal financial officer)

Dated: November 10, 2008

EXHIBIT INDEX

Exhibits

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002