Form 10-K
period 2008-12-31
VAALCO ENERGY INC /DE/
filed 2009-03-16
CIK 894627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Large accelerated filer    ☐            Accelerated filer    ☒            Non-accelerated filer    ☐            Smaller reporting company    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act    Yes    ☐    No    ☒

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates, as of June 30, 2008 was $493,315,517 based on a closing price of $8.47 on June 30, 2008.

As of February 28, 2009, there were outstanding 58,261,682 shares of common stock, $0.10 par value per share, of the registrant.

Documents incorporated by reference: Definitive proxy statement of VAALCO Energy, Inc. relating to the Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year covered by this Form, which is incorporated into Part III of this 10-K.

VAALCO ENERGY, INC.

Glossary of Oil and Gas Terms

Terms used to describe quantities of oil and natural gas

•	Bbl—One stock tank barrel, or 42 US gallons liquid volume, of crude oil or other liquid hydrocarbons.

•	Bcf—One billion cubic feet of natural gas.

•	Bcfe—One billion cubic feet of natural gas equivalent.

•	BOE—One barrel of oil equivalent, converting gas to oil at the ratio of 6 Mcf of gas to 1 Bbl of oil.

•	BOPD—One barrel of oil per day.

•	MBbl—One thousand Bbls.

•	Mcf—One thousand cubic feet of natural gas.

•	McfD—One thousand cubic feet of natural gas per day.

•	Mcfe—One thousand cubic feet of natural gas equivalent.

•	MMBbl—One million Bbls of oil or other liquid hydrocarbons.

•	MMcf—One million cubic feet of natural gas.

•	MBOE—One thousand BOE.

•	MMBOE—One million BOE.

Terms used to describe the Company’s interests in wells and acreage

•	Gross oil and gas wells or acres—The Company’s gross wells or gross acres represent the total number of wells or acres in which the Company owns a working interest.

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

Terms which describe the productive life of a property or group of properties

•

Reserve life—A measure of the productive life of an oil and gas property or a group of oil and gas properties, expressed in years. Reserve life for the years ended December 31, 2008, 2007 or 2006 equal the estimated net proved reserves attributable to a property or group of properties divided by production from the property or group of properties for the four fiscal quarters preceding the date as of which the proved reserves were estimated.

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

BACKGROUND

VAALCO Energy, Inc., a Delaware corporation incorporated in 1985, is a Houston-based independent energy company principally engaged in the acquisition, exploration, development and production of crude oil and natural gas. VAALCO owns producing properties and conducts exploration activities as operator in Gabon, West Africa and conducts exploration activities as operator in Angola, Africa. The Company has also organized a British subsidiary which participated in its first exploration well in the British North Sea in late 2007 and is currently participating in another well. Domestically, the Company has minor interests in the Texas Gulf Coast area and offshore Louisiana. As used herein, the terms “Company” and “VAALCO” mean VAALCO Energy, Inc. and its subsidiaries, unless the context otherwise requires. The Company’s corporate headquarters are located at 4600 Post Oak Place, Suite 309, Houston, Texas 77027 where the telephone number is (713) 623-0801.

VAALCO’s international subsidiaries are VAALCO Gabon (Etame), Inc., VAALCO Production (Gabon), Inc., VAALCO Angola (Kwanza), Inc., VAALCO UK (North Sea), Ltd., and VAALCO International Inc. VAALCO Energy (USA), Inc. holds interests in certain properties located in the United States.

RECENT DEVELOPMENTS

The Company’s primary source of revenue is from the Etame Production Sharing Contract related to the Etame Marin block located offshore the Republic of Gabon. The Company produces from the Etame, Avouma, South Tchibala and Ebouri fields on the block. Oil production commenced from the Etame field in September 2002 and from the Avouma and South Tchibala fields in January 2007. During 2008, the Etame, Avouma and South Tchibala fields produced approximately 7.8 million bbls (1.9 million bbls net to the Company). In addition to the Etame, Avouma and South Tchibala fields, the Company developed the Ebouri field, which was discovered in 2004. A platform was installed in August 2008 and the first development well was drilled in late 2008. First production from this well began in January 2009. A second development well was drilled in early 2009, with production expected to begin from that well later in the first quarter of 2009.

Beginning in November 2008, drilling began on the first of three planned exploration wells, all of which are located within the Etame Marin block. The first of these wells, the North Ebouri, encountered substantial oil-filled Gamba sandstone, proving-up significant additional reserves north of the originally mapped field development outline. The second well, the North Etame prospect, encountered water bearing sands and has been abandoned. The third prospect, the South East Etame, is scheduled to be drilled during the second or third quarter of 2009.

Onshore Gabon, the Company has a 100% working interest in the Mutamba Iroru block located near the coast in central Gabon. The Mutamba Iroru block contains approximately 270,000 acres for exploration. The Company acquired aeromagnetic gravity data in 2008, and together with seismic data acquired from previous operators over the block in 2006 and 2007, has begun to drill two exploration wells on the block. Drilling on the first well began in February 2009 and encountered water bearing sands and has been abandoned. The second well is expected to begin drilling in March or April 2009.

In November 2006, the Company signed a production sharing contract for a 40% working interest in Block 5 offshore Angola. The seven year contract awards the Company exploration rights to approximately 1.4 million acres along the central coast of Angola. The Company has acquired approximately 1,700 square kilometers of seismic data over a portion of the Block 5 and has been interpreting the seismic data. Assuming consortium agreement on the well objective and rig availability, the Company expects the first exploration well to be drilled in the fourth quarter of 2009.

In January 2008, the Company signed a farm-in agreement for a 25% working interest in Block 48/25c offshore in the British North Sea. The Company is obligated to pay its share of the drilling of one exploratory well on the block, the drilling of which commenced in February 2009 and a portion of the farminee’s share of the well. Block 48/25c is located in the Southern Gas Basin.

See Note 12 to the Company’s consolidated financial statements for financial information about the Company’s segments.

AVAILABLE INFORMATION

The Company files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy any document the Company files at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the SEC’s Public Reference Room. The Company’s SEC filings are also available to the public at the SEC’s website at www.sec.gov.

You may also obtain copies of the Company’s annual, quarterly and current reports, proxy statements and certain other information filed with the SEC, as well as amendments thereto, free of charge from the Company’s website at www.vaalco.com. No information from the SEC’s or the Company’s website is incorporated by reference herein. The Company has placed on its website copies of its Audit Committee Charter, Code of Business Conduct and Ethics, and Code of Ethics for the Chief Executive Officer and Chief Financial Officer. Stockholders may request a printed copy of these governance materials by writing to the Corporate Secretary, VAALCO Energy Inc., 4600 Post Oak Place, Suite 309, Houston, Texas 77027.

GENERAL

The Company’s current production strategy is to maximize the value of the reserves discovered in Gabon through exploitation of the Etame Marin block (comprised of the Etame, Avouma, South Tchibala and Ebouri fields). The Company also owns a 100% working interest in the 270,000 acre Mutamba Iroru block onshore Gabon and a 40% working interest in the 1.4 million acre Block 5 offshore Angola. During 2008, the Company mapped prospects on these blocks using available seismic data in order to develop exploration drilling prospects for 2009 and 2010. The Company has a 25% working interest in two blocks in the British North Sea.

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

CUSTOMERS

Substantially all of the Company’s oil and gas is sold at the well head at posted or indexed prices under short-term contracts, as is customary in the industry. In Gabon, the Company sold oil under a contract with Shell Western Supply and Trading Limited which ran through calendar year 2008. For the 2009 calendar year, the

Company will sell its oil under a contract with Total Oil Trading SA. While the loss of Total as a buyer might have a material effect on the Company in the short term, management believes that the Company would be able to obtain other customers for its crude oil. Domestic production is sold via two contracts, one for oil and one for gas. The Company has access to several alternative buyers for oil and gas sales domestically.

EMPLOYEES

As of December 31, 2008, the Company had 75 full-time employees and consultant contractors, 41 of whom were located in Gabon and ten of whom were located in Angola. The Company is not subject to any collective bargaining agreements and believes its relations with its employees are satisfactory.

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

Environmental Regulations in the United States

Solid and Hazardous Waste

The Company currently owns or leases, and in the past has owned or leased, properties that have been used for the exploration and production of oil and gas for many years. Although the Company has utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other solid wastes may have been disposed or released on or under the properties owned or leased by the Company or on or under locations where such wastes have been taken for disposal. In addition, some of these properties are or have been operated by third parties. The Company has no control over such entities’ treatment of hydrocarbons or other solid wastes and the manner in which such substances may have been disposed or released. State and federal laws applicable to oil and gas wastes and properties have gradually become stricter over time. The Company, could in the future, be required to remediate property, including groundwater, containing or impacted by previously disposed wastes (including wastes disposed or released by prior owners or operators, or property contamination, including groundwater contamination by prior owners or operators) or to perform remedial plugging operations to prevent future or mitigate existing contamination.

The Company generates wastes, including hazardous wastes that are subject to the federal Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes. The Environmental Protection Agency (“EPA”) and various state agencies have limited the disposal options for certain wastes, including wastes designated as hazardous under RCRA and state analogs (“Hazardous Wastes”). Furthermore, although oil and gas wastes generally are exempt from regulation as hazardous waste, it is possible that certain wastes generated by the Company’s oil and gas operations that are currently exempt may in the future be designated as Hazardous Wastes under RCRA or other applicable statutes and, therefore, may be subject to more rigorous and costly disposal requirements.

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

Endangered Species Act.

The Endangered Species Act (“ESA”) was established to protect endangered and threatened species. Pursuant to that act, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species’ habitat. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. The U.S. Fish and Wildlife Service must also designate the species’ critical habitat and suitable habitat as part of the effort to ensure survival of the species. A critical habitat or suitable habitat designation could result in further material restrictions to land use and may materially delay or prohibit land access for oil and natural gas development. If the Company were to have a portion of its leases designated as critical or suitable habitat, it may adversely impact the value of the affected leases.

Climate Change Legislation

More stringent laws and regulations relating to climate change and greenhouse gases (GHGs) may be adopted in the future and could cause us to incur material expenses in complying with them. The U.S. Congress last session considered climate change related legislation to regulate GHG emissions that could affect our operations and our regulatory costs, as well as the value of oil and natural gas generally. Although that legislation did not pass, expectations are that Congress will continue to consider some type of climate change legislation and that EPA may consider climate change-related regulatory initiatives. As a result, there is a great deal of uncertainty as to how and when federal regulation of GHGs might take place. In addition to possible federal regulation, a number of states, individually and regionally, also are considering or have implemented GHG regulatory programs. These potential federal and state initiatives may result in so-called cap-and-trade programs, under which overall GHG emissions are limited and GHG emissions are then allocated and sold, and possibly other regulatory requirements, that could result in our incurring material expenses to comply, e.g., by being required to purchase or to surrender allowances for GHGs resulting from our operations. These regulatory initiatives also could adversely affect the marketability of the oil and natural gas the Company produces. The impact of such future programs cannot be predicted, but the Company does not expect its operations to be affected any differently than other similarly situated domestic competitors.

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

Some of the events or factors that could affect the Company’s future results and could cause results to differ materially from those expressed in the Company’s forward-looking statements include:

•	the volatility of oil and natural gas prices;

•	the uncertainty of estimates of oil and natural gas reserves;

•	the impact of competition;

•	the availability and cost of seismic, drilling and other equipment;

•	operating hazards inherent in the exploration for and production of oil and natural gas;

•	difficulties encountered during the exploration for and production of oil and natural gas;

•	difficulties encountered in delivering oil to commercial markets;

•	general economic conditions, including the current economic and financial market crisis;

•	changes in customer demand and producers’ supply;

•	the uncertainty of the Company’s ability to attract capital;

•	compliance with, or the effect of changes in, the foreign governmental regulations regarding the Company’s exploration and production, including those related to climate change;

•	actions of operators of the Company’s oil and gas properties; and

•	weather conditions.

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

The Etame field, consisting of four producing wells and the Avouma and South Tchibala fields, consisting of one producing well each, constituted almost 100% of our total production for the year ended December 31, 2008. In addition, at December 31, 2008, almost 100% of our total net proved reserves were attributable to these fields and the Ebouri field where first production began in early 2009. If mechanical problems, storms or other events curtailed a substantial portion of this production, or if the actual reserves associated with this producing property are less than our estimated reserves, our results of operations and financial condition could be materially adversely affected.

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

Our revenues, cash flow, profitability and future rate of growth are substantially dependent upon prevailing prices for oil and gas. Our ability to borrow funds and to obtain additional capital on attractive terms is also substantially dependent on oil and gas prices. Historically, world-wide oil and gas prices and markets have been volatile, particularly in 2008, and are likely to continue to be volatile in the future. In fact, in 2008, the quarterly average for crude oil we sold ranged from a high of $119.24 per barrel to a low of $41.31 per barrel.

Prices for oil and gas are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond our control. These factors include international political conditions, the domestic and foreign supply of oil and gas, the level of consumer demand, weather conditions, domestic and foreign governmental regulations, the price and availability of alternative fuels, the international economic and credit crisis, and general economic conditions. In addition, various factors, including the effect of federal, state and foreign regulation of production and transportation, general economic conditions, changes in supply due to drilling by other producers and changes in demand may adversely affect our ability to market our oil and gas production. Any significant decline in the price of oil or gas would adversely affect our revenues, operating income, cash flows and borrowing capacity and may require a reduction in the carrying value of our oil and gas properties and our planned level of capital expenditures.

Oil and gas prices have recently declined substantially. If there is a sustained economic downturn or recession in the United States or globally, oil and natural gas prices may continue to fall and may become and remain depressed for a long period of time, which may adversely affect our results of operations.

We are experiencing an economic downturn or a recession in the United States and globally. The reduced economic activity associated with an economic downturn or recession may continue to reduce the demand for, and the prices we receive for, our oil and gas production. A sustained reduction in the prices we receive for our oil and gas production will have a material adverse effect on our results of operations.

Unless we are able to replace reserves which we have produced, our cash flows and production will decrease over time.

Our future success depends upon our ability to find, develop or acquire additional oil and gas reserves that are economically recoverable. Except to the extent that we conduct successful exploration or development activities or acquire properties containing proved reserves, our estimated net proved reserves will generally decline as reserves are produced. There can be no assurance that our planned development and exploration projects and acquisition activities will result in significant additional reserves or that we will have continuing success drilling productive wells at economic finding costs. The drilling of oil and gas wells involves a high degree of risk, especially the risk of dry holes or of wells that are not sufficiently productive to provide an economic return on the capital expended to drill the wells. In addition, our drilling operations may be curtailed, delayed or canceled as a result of numerous factors, including title problems, weather conditions, political instability, economic/currency imbalances, compliance with governmental requirements, receipt of additional seismic data or the reprocessing of existing data, material changes in oil or gas prices, prolonged periods of historically low oil and gas prices, failure of wells drilled in similar formations or delays in the delivery of equipment and availability of drilling rigs. Our current domestic and British North Sea oil and gas properties are operated by third parties and, as a result, we have limited control over the nature and timing of exploration and development of such properties or the manner in which operations are conducted on such properties.

Substantial capital, which may not be available to us in the future, is required to replace and grow reserves.

We make, and will continue to make, substantial capital expenditures for the acquisition, exploitation, development, exploration and production of oil and gas reserves. Historically, we have financed these expenditures primarily with cash flow from operations, debt, asset sales, and private sales of equity. During 2008, we have participated, and in 2009 we expect to continue to participate, in the further exploration and development projects on our international properties. In Gabon and Angola, we are the operator of the blocks and thus responsible for contracting on behalf of all the remaining parties participating in the project. We rely on the timely payment of cash calls by our partners to pay for the 69.65% share of the Etame budget and 50% of the Angola Block 5 budget for which they are responsible. However, if lower oil and gas prices, operating difficulties or declines in reserves result in our revenues being less than expected or limit our ability to borrow funds, or our partners fail to pay their share of project costs, we may have a limited ability, particularly in the current economic environment, to expend the capital necessary to undertake or complete future drilling programs. We cannot assure that additional debt or equity financing or cash generated by operations will be available to meet these requirements.

We may need access to the capital markets to fund a portion of our growth strategy. Currently, the capital markets are experiencing an unprecedented disruption which, if it continues for an extended period of time, may adversely affect our growth strategy.

We are experiencing unprecedented volatility and disruption in the U.S. and international financial markets. The current disruption in the financial markets will make it difficult to successfully issue common stock or debt securities to fund growth in the near future. In addition, the current markets for bank credit facilities are unfavorable to borrowers. If the disruption in the financial markets continues for a substantial period of time, our ability to fund growth may be adversely affected.

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

The estimated future net revenues attributable to our net proved reserves are prepared in accordance with current SEC guidelines, and are not intended to reflect the fair market value of our reserves. In accordance with the rules of the SEC, our reserve estimates are prepared using period-end prices received for oil and gas. Future reductions in prices below those prevailing at year-end 2008 would result in the estimated quantities and present values of our reserves being reduced.

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

Almost all of our proven reserves are located offshore of the Republic of Gabon. As of December 31, 2008, we carried a gross investment of approximately $124.6 million on our balance sheet associated with the Etame, Avouma, South Tchibala and Ebouri fields in Gabon. We have operated in Gabon since 1995 and believe we have good relations with the current Gabonese government. However, there can be no assurance that present or future administrations or governmental regulations in Gabon will not materially adversely affect our operations or cash flows.

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

The laws and regulations of the United States, Gabon, Angola and Great Britain regulate our current business. Our operations could result in liability for personal injuries, property damage, natural resource damages, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages. In addition, we could be liable for environmental damages caused by, among others, previous property owners or operators. The Company could also be affected by more stringent laws and regulations adopted in the future, including any related to climate change and greenhouse gases. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could have a material adverse effect on our financial condition, results of operations and liquidity.

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

In addition, our hedging agreements expose us to risk of financial loss if the counterparty to a hedging contract defaults on its contract obligations. This risk of counterparty performance is of particular concern given the current disruptions occurring in the financial markets that could lead to sudden changes in a counterparty’s liquidity and hence their ability to perform under the hedging contract.

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

We sell all of our crude oil production in Gabon to Total Oil Trading SA. The loss of Total as a purchaser of our Gabon production could force the shut in of our Gabon production until the purchaser is replaced, and could have a material adverse effect on our results of operations.

There are inherent limitations in all control systems, and misstatements due to error or fraud that could seriously harm our business may occur and not be detected.

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our internal controls and disclosure controls will prevent all possible error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, an evaluation of controls can only provide reasonable assurance that all material control issues and instances of fraud, if any, in our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Further, controls can be circumvented by the individual acts of some persons or by collusion of two or more persons. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. A failure of our controls and procedures to detect error or fraud could seriously harm our business and results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Gabon

Etame Marin

VAALCO has an interest in a 1,186 square mile offshore block in Gabon, the Etame Marin block where it signed a production sharing contract in 1995. The block contains the Etame, Avouma and South Tchibala fields, which are on production, plus the Ebouri field, which began production in early 2009, and the North Tchibala discovery for which there are no development plans at this time. These fields and discoveries consist of subsalt reservoirs that lie 20 miles offshore in approximately 250 feet of water depth.

VAALCO operates the Etame Marin block on behalf of a consortium of companies. At December 31, 2008, VAALCO owned a 30.35% interest in the exploration acreage within the Etame Marin block. The Company owns a 28.1% interest in the development areas surrounding the Etame, Avouma, and South Tchibala fields. The development areas were subject to a 7.5% back-in by the Government of Gabon, which occurred for these fields after their successful development. The Company has a 30.35% interest in the Ebouri field, pending back-in by the Government of Gabon, which is expected to occur in 2009.

The Etame consortium approved the development of the Etame field in 2001. An application for commerciality was filed with the government of Gabon, and in November 2001, the consortium was awarded a 19 square mile exploitation area surrounding the field. The exploitation area has a term of up to 20 years (through 2021).

The Etame field has been developed at an aggregate cost of approximately $117.3 million ($35.6 million net to the Company). The development included completing subsea wells connected to a contracted floating production, storage and offloading vessel (“FPSO”). There are currently four wells producing at the Etame field.

In April 2005, a development plan for the joint development of the Avouma and South Tchibala fields was approved by the Gabon government. The Company was awarded a 20 square mile exploitation area which has a term of twenty years (until 2025). In 2006, the Company installed a platform in approximately 250 feet of water and drilled two development wells from the platform, one into each field. The two development wells are tied back to the FPSO via a ten mile pipeline. Through December 31, 2008, the cost of developing the Avouma and South Tchibala fields was $121.0 million, ($34.0 million net to the Company). The Company has sold a total of 40.1 million gross bbls (9.6 million net bbls) from the fields within the Etame Marin block since startup through December 31, 2008. During 2008, the Etame, Avouma and South Tchibala fields produced approximately 7.8 million gross bbls (1.9 million net bbls).

The Company drilled the Ebouri discovery well to total depth in January 2004. In October 2006, the Gabon government approved the development plan for the Ebouri field. A platform was installed in July 2008 approximately seven miles from the FPSO and is tied back to the FPSO via a pipeline as was done for the Avouma and South Tchibala fields. The cost of developing the Ebouri field as of December 31, 2008 totaled $121.1 million ($38.3 million net to the Company). The first development well began production in February 2009 and a second development well is being drilled with initial production expected from that well in March 2009.

Beginning in November 2008, drilling began on the first of three planned exploration wells, all of which are located within the Etame Marin block. The first of these wells, the North Ebouri, encountered substantial oil-filled Gamba sandstone, proving-up significant additional reserves north of the originally mapped field development outline. The second well, the North Etame prospect, encountered water bearing sands and has been abandoned. The third prospect, the South East Etame, is scheduled to be drilled during the second or third quarter of 2009.

Mutamba Iroru

In November 2005, the Company signed a production sharing contract for the Mutamba Iroru block onshore Gabon. The five year contract awarded the Company exploration rights to approximately 270,000 acres along the central coast of Gabon. The Mutamba Iroru block was previously held by Shell Gabon. The Company has a 100% interest in the Mutamba Iroru block. The Company acquired aeromagnetic gravity data in 2008, and together with seismic data acquired from previous operators over the block in 2006 and 2007, has begun to drill two exploration wells on the block. Drilling on the first well began in February 2009 and encountered water bearing sands and has been abandoned. The Company expects to commence drilling the second well in March or April 2009.

Angola

Block 5

Effective December 1, 2006, the Company acquired a 40% working interest in Block 5 offshore Angola. The seven year contract awarded the Company exploration rights to approximately 1.4 million acres offshore Angola. The Company has acquired approximately 1,700 square kilometers of seismic data over a portion of Block 5. Depending on members of the consortium agreeing on the well objective and rig availability, drilling an exploration well is expected to occur in late-2009.

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

In January 2008 the Company signed a farm-in agreement for a 25% working interest in Block 48/25c offshore in the British North Sea. The Company is obligated to pay its share of the drilling of one exploration well on the block, the drilling of which commenced in February 2009, and a portion of the share of the farminee’s share of the well. The block is located in the Southern Gas Basin and an exploration well began drilling in February 2009.

Domestic United States Properties

The Company has interests in four producing wells in Brazos County Texas producing from the Buda/Georgetown formations. The Company also owns certain non-operated interests in Ship Shoal areas of the Gulf of Mexico. During 2008, the wells produced approximately 1,800 bbls of oil and 15 million cubic feet of gas net to the Company. No capital expenditures are anticipated in 2009 for these properties.

Aggregate Production

Aggregate production data (net to the Company) for all of the Company’s operations for the years 2008, 2007, and 2006 are shown below. The production figures exclude discontinued operations:

Company Owned Production

	Year Ended December 31,
	2008			2007			2006
	BOE	Bbl	Mcf	BOE	Bbl	Mcf	BOE	Bbl	Mcf
Average Daily Production
(Oil in BOPD, gas in MCFD)	4,991	4,984	40	4,819	4,809	47	4,258	4,253	30
Average Sales Price ($/unit)	92.81	92.87	7.51	71.10	71.16	6.51	63.26	63.29	5.91
Average Production Cost ($/unit)	10.11	10.11	1.69	8.57	8.57	1.43	7.90	7.90	1.32

RESERVE INFORMATION

A reserve report as of December 31, 2008 has been prepared by Netherland Sewell & Associates, independent petroleum engineers. There have been no estimates of total proved net oil or gas reserves filed with or included in reports to any federal authority or agency other than the Securities and Exchange Commission since the beginning of the last fiscal year. The reserves are located in Gabon (offshore) and in Texas and Louisiana (onshore and offshore).

	As of December 31,
	2008	2007	2006
Crude Oil
Proved Developed Reserves (MBbls)	4,751	4,506	4,691
Proved Undeveloped Reserves (MBbls)	2,671	1,708	1,305

Total Proved Reserves (MBbls)	7,422	6,214	5,996

Natural Gas
Proved Developed Reserves (MMcf)	30	61	17
Proved Undeveloped Reserves (MMcf)	—	—	—

Total Proved Reserves (MMcf)	30	61	17

Standardized measure of proved reserves (in thousands)	$64,953	$191,669	$133,602

The following tables set forth the net proved reserves of the Company as of December 31, 2008, 2007 and 2006, and the changes during such periods.

	Oil (MBbls)	Gas (MMcf)
PROVED RESERVES:
BALANCE AT JANUARY 1, 2006	7,827	21
Production	(1,552)	(11)
Revisions of previous estimates	(1,585)	7
Extensions and discoveries	1,306	—

BALANCE AT DECEMBER 31, 2006	5,996	17
Production	(1,756)	(20)
Revisions of previous estimates	1,979	64

BALANCE AT DECEMBER 31, 2007	6,214	61
Production	(1,824)	(15)
Revisions of previous estimates	1,242	(16)
Extensions and discoveries	1,790	—

BALANCE AT DECEMBER 31, 2008	7,422	30

	Oil (MBbls)	Gas (MMcf)
PROVED DEVELOPED RESERVES
Balance at December 31, 2005	6,620	21
Balance at December 31, 2006	4,691	17
Balance at December 31, 2007	4,506	61
Balance at December 31, 2008	4,751	30

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

In accordance with the current guidelines of the Securities and Exchange Commission, the Company’s estimates of future net cash flow from the Company’s properties and the present value thereof are made using oil and gas contract prices in effect as of yearend and are held constant throughout the life of the properties except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. In Gabon, the price was $35.30 per bbl. In the United States, the price was $44.30 per bbl of oil and $6.07 per Mcf of gas. See Supplemental Information on Oil and Gas Producing Properties for certain additional information concerning the proved reserves of the Company.

Drilling History

The Company participated in one exploration well during 2007-2008 in the British North Sea and a development well and an exploration well during 2008 in the Etame Marin block. In 2006, the Company participated in two development wells in Gabon.

	United States						International
	Gross			Net			Gross			Net
Wells Drilled	2008	2007	2006	2008	2007	2006	2008	2007	2006	2008	2007	2006
Exploration Wells
Productive	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.00	0.00	0.00
Dry	0.0	0.0	0.0	0.0	0.0	0.0	1.0	0.0	0.0	0.25	0.00	0.00
In progress(1)	0.0	0.0	0.0	0.0	0.0	0.0	1.0	1.0	0.0	0.43	0.25	0.00
Development Wells
Productive	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	2.0	0.00	0.00	0.56
Dry	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.00	0.00	0.00
In progress(2)	0.0	0.0	0.0	0.0	0.0	0.0	1.0	0.0	0.0	0.30	0.00	0.00

Total Wells	0.0	0.0	0.0	0.0	0.0	0.0	3.0	1.0	2.0	0.98	0.25	0.56

(1)	The 2008 well was drilling in the Etame Marin Block at December 31, 2008 and resulted in a successful exploration test in 2009. The 2007 well was drilling in the North Sea and resulted in a dry hole and was suspended in 2008.

(2)	The well was drilling in the Etame Marin Block at December 31, 2008 and was completed as a productive development well in 2009.

Acreage and Productive Wells

Below is the total acreage under lease and the total number of productive oil and gas wells of the Company as of December 31, 2008:

	United States		International
	Gross	Net(1)	Gross	Net(1)
	(Acreage In thousands)
Developed acreage	6.7	0.8	25.0	7.0
Undeveloped acreage	0.0	0.0	2,432.8	1,062.3
Productive gas wells	1	0.1	0	0
Productive oil wells	9	1.4	6	1.7

(1)	Net acreage and net productive wells are based upon the Company’s working interest in the properties.

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

General

The Company’s common stock is traded on the New York Exchange under the symbol EGY. The following table sets forth the range of high and low sales prices of the common stock for the periods indicated.

Period	High	Low
2007:
First Quarter	$6.93	$4.61
Second Quarter	5.84	4.62
Third Quarter	5.41	3.68
Fourth Quarter	5.40	4.12

2008:
First Quarter	$5.41	$4.19
Second Quarter	8.86	5.02
Third Quarter	8.56	5.69
Fourth Quarter	7.44	3.92

2009:
First Quarter (through February 27, 2009)	$8.54	$5.60

On February 27, 2009 the last reported sale price of the common stock on the New York Stock Exchange was $5.70 per share.

As of February 28, 2009 there were approximately 16,000 holders of record of the Company’s common stock.

Dividends

The Company has not paid cash dividends and does not anticipate paying cash dividends on the common stock in the foreseeable future.

Performance Graph

The following graph compares the yearly percentage change in the Company’s cumulative total shareholder return on its common shares with the cumulative total return of the S&P 500 Index and the S&P/ 3/8TSX Capped Energy Index. For this purpose, the yearly percentage change in the Company’s cumulative total shareholder return is calculated by dividing (a) the sum of the dividends paid during the “measurement period,” and the difference between the price for the Company’s shares at the end and the beginning of the measurement period, by (b) the price for the Company’s common shares at the beginning of the measurement period. “Measurement period” means the period beginning at the market close on the last trading day before the beginning of the Company’s fifth preceding fiscal year, through and including the end of the Company’s most recently completed fiscal year. The Corporation first became listed on the New York Stock Exchange on October 12, 2006.

	2003	2004	2005	2006	2007	2008
VAALCO Energy, Inc	$100	$277	$303	$482	$332	$531
S&P 500 Composite	$100	$109	$112	$128	$132	$81
S&P/TSX Capped Energy	$100	$129	$206	$209	$225	$139

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2008 regarding the number of shares of common stock that may be issued under the Company’s compensation plans. Please refer to Note 5 to the consolidated financial statements for additional plan information on stock based compensation.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	2,097,167	$4.17	1,328,336
Equity compensation plans not approved by security holders	2,666,120	$6.24	218,880

Total	4,763,287	$5.33	1,547,216

Issuer Purchases of Equity Securities for Year Ended December 31, 2008

On September 14, 2007, the Company announced its intention to purchase up to $20 million of shares of its common stock for the treasury. The announcement did not specify an amount of shares or expiration date. The Corporation has purchased 1,800,300 shares at an average price of $6.20 per share since this announcement and on a quarterly basis reports purchased share volumes on its Forms 10-Q and 10-K. Purchases may be made in both the open market and through negotiated transactions, and purchases may be increased, decreased or discontinued at any time without prior notice. The Company did not purchase any shares of common stock during the fourth quarter of 2008.

Item 6.	Selected Financial Data

The following table sets forth, as of the dates and for the periods indicated, selected financial information about the Company. The financial information for each of the five years in the period ended December 31, 2008 has been derived from the Company’s Consolidated Financial Statements for such periods. The information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto. The following information is not necessarily indicative of the Company’s future results.

	Years Ended December 31,
	2008	2007	2006(1)	2005	2004
	(In thousands, except per share amounts)
Total revenues	$169,525	$125,044	$98,325	$84,935	$56,502
Income from continuing operations	$29,722	$19,103	$40,585	$29,251	$25,029
Net income	$29,722	$19,052	$40,343	$29,182	$22,938
Basic income per common share from continuing operations	$0.51	$0.32	$0.69	$0.56	$0.94
Diluted income per common share from continuing operations	$0.50	$0.32	$0.67	$0.50	$0.43
Total assets	$252,030	$186,558	$167,942	$98,162	$68,371
Total debt	$5,000	$5,000	$5,000	$1,500	$3,750

(1)	Effective January 1, 2006 the Company adopted SFAS 123(R) resulting in expense of $1.1 million in 2006, $2.2 million in 2007, and $2.6 million in 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The Company’s results of operations are dependent upon the difference between prices received for its oil and gas production and the costs to find and produce such oil and gas. Oil and gas prices have been and are expected in the future to be volatile and subject to fluctuations based on a number of factors beyond the control of the Company.

The Company operates the Etame, Avouma, South Tchibala and Ebouri fields on behalf of a consortium of five companies offshore of the Republic of Gabon. Production commenced from the Etame field in 2002 and was subsequently expanded through additional development wells in 2004 and 2005. In 2006, the Company developed the Avouma and South Tchibala fields by setting a platform and tying the field back to the FPSO via a pipeline. Oil production commenced from the Avouma and South Tchibala fields in January 2007. Oil production began in January 2009 from the Ebouri field utilizing a platform that was installed in August 2008 and connected to the FPSO by pipeline.

Impact of the Current Financial and Credit Markets

The U.S. and other world economies are currently in a recession which could last well into 2009 and beyond. Additionally, the financial and credit markets are undergoing unprecedented disruptions. Many financial institutions have liquidity concerns prompting intervention from governments. The Company’s exposure to the disruptions in the financial markets includes the Company’s credit facility, ability to access the capital markets and investments exposure.

The Company’s credit facility extends through October 2009 and may be extended or converted into a term loan, at the Company’s option. If the disruption in the financial markets continues for an extended period of time, replacement of the credit facility may be more expensive.

Current market conditions also elevate concerns with the Company’s cash investments (including funds in escrow), which at December 31, 2008 totaled $148.5 million. The Company has reviewed the creditworthiness of the banks and financial institutions with which the Company maintains investments as well as the securities underlying these investments. With regard to the Company’s cash investments, the Company invests in bankers acceptances and money market instruments primarily with JPMorgan Chase & Co., which the Company believes to be creditworthy.

The Company’s production in Gabon is purchased by Total Oil Trading SA, which the Company believes to be a creditworthy purchaser.

Oil and gas prices are also volatile as evidenced by the significant decline during 2008 and 2009. Continued lower commodity prices will reduce the Company’s cash flows from operations.

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

For capitalized exploration drilling costs, if it is determined that a development plan is feasible, and the development plan is approved by the Gabon government, costs associated with the exploratory wells will be transferred along with the costs spent on the development to “wells, platforms and other production facilities” at the time of first production. The costs will subsequently be amortized on a unit-of-production based method over the life of the reserves as they are produced. In the event it were determined that the discoveries are not commercial, the costs of the exploratory wells would be expensed.

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

In January 2009, the Company drilled a well in the North Etame prospect located in the Etame Marin block in Gabon. The well encountered water bearing sands and has been abandoned. In February 2009, the Company drilled a well in the Mutamba Iroru block onshore Gabon and found the sands to be water bearing and this well also has been abandoned. Accordingly, the Company expensed all costs incurred on these two wells through December 31, 2008.

In December 2007 the Company spudded a well in block 9/28b in the British North Sea. The well was suspended as a non-commercial discovery in January 2008. Accordingly the Company expensed all costs incurred through December 31, 2007. The Company also expensed the additional costs incurred while drilling the well in 2008.

CAPITAL RESOURCES AND LIQUIDITY

Cash Flows

Net cash provided by operating activities for 2008 was $106.6 million, as compared to $43.2 million in 2007 and $61.8 million in 2006. The increase in cash provided by operations in 2008 compared to 2007 was primarily due to higher net income and more favorable changes in working capital other than cash. The decrease in 2007 compared to 2006 was primarily due to an increase in cash used for geological and geophysical exploration activities of $7.2 million and an increase in working capital other than cash of $9.0 million, primarily associated with Gabon operations, compared to a decrease in working capital other than cash of $7.9 million in 2006.

Net cash used in investing activities in 2008 was $42.4 million, compared to net cash used in investing activities for 2007 of $22.6 million and net cash used in investing activities in 2006 of $47.4 million. In 2008, the Company invested $25.7 million primarily for the development of the Ebouri field, FPSO upgrades and onshore Gabon drilling activities. The Company incurred $9.2 million in dry hole costs, and placed $7.4 million in escrow for a well to be drilled in the North Sea.

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

In 2008, cash used in financing activities was $15.2 million, consisting of distributions to a minority interest owner of $6.5 million and purchase of treasury shares of $8.9 million. In 2007, cash used in financing activities was $5.2 million, consisting of distributions to a minority interest owner of $4.0 million and purchase of treasury shares of $2.3 million which was partially offset by proceeds from the issuance of common stock of $1.1 million. In 2006, cash provided by financing activities of $2.7 million consisted of $3.5 million net borrowings, $2.5 million proceeds from issuance of common stock and $3.0 used for distributions to minority interest holders. In addition, the Company capitalized $0.3 million of debt issuance costs.

Capital Expenditures

In 2008, the Company spent approximately $25.7 million consisting primarily of Ebouri platform costs of $15.5 million, the Ebouri appraisal well ($1.1 million), and the first Ebouri development well ($1.6 million) and drilling inventory ($1.4 million). Other expenditures during the year were for FPSO upgrades ($2.0 million), onshore Gabon ($2.2 million) and a well in the British North Sea ($0.8 million). During 2007, the Company spent approximately $14.5 million for the development of the Avouma and South Tchibala fields ($6.0 million) and for the development of the Ebouri field ($8.5 million). During 2006, the Company spent approximately $22.4 million for the development of the Avouma and South Tchibala fields, and $10.8 million for the acquisition of Block 5 offshore Angola.

In 2008, the Company also spent $14.9 million in exploration expense including $9.2 million of unsuccessful well costs (British North Sea—$6.4 million, offshore Gabon—$0.3 million and onshore Gabon—$2.5 million), $3.5 million to acquire and process seismic in Angola, $1.1 million for aeromagnetic gravity data acquired over the Mutamba Iroru block onshore Gabon and seismic acquisition and processing costs associated with the Etame Marin block of $0.7 million. In 2007, the Company spent $15.3 million to acquire and process seismic in Angola ($4.3 million), to acquire and process seismic in Gabon ($2.6 million), to drill an unsuccessful exploration well in the British North Sea ($8.1 million) and for other seismic costs in the North Sea ($0.3 million). In 2006, the Company spent $2.7 million to acquire seismic in Gabon and on North Sea projects.

Historically, the Company’s primary sources of capital resources has been from cash flows from operations, private sales of equity, borrowings and purchase money debt. On December 31, 2008, the Company had cash balances of $125.4 million and funds in escrow of $23.1 million. The Company believes that these cash balances combined with cash flow from operations will be sufficient to fund the Company’s 2009 non-discretionary capital expenditure budget of approximately $56.7 million to further develop the Ebouri field, for exploration programs in Gabon, Angola and the British North Sea and for additional investments in working capital resulting from potential growth. The Company invests cash, not required for immediate operational and capital expenditure needs, in short-term bankers acceptance and money market instruments primarily with JPMorgan Chase & Co. The Company does not invest in asset-backed commercial paper market which has been subject to a liquidity crisis over the last year. As operator of the Etame, Avouma, South Tchibala and Ebouri fields the Company enters into project related activities on behalf of its working interest partners. The Company generally obtains advances from its partners prior to significant funding commitments.

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

Contractual Obligations

The table below summarizes the Company’s obligations and commitments at December 31, 2008:

Payment Period

(in thousands $)	2009	2010	2011	2012	2013	Thereafter	Total
Long term debt(1)	$5,000	$—	$—	$—	$—	$—	$5,000
Interest on long term debt(2)	311	—	—	—	—	—	311
Operating leases(3)	13,968	10,873	4,987	4,940	4,740	7,958	47,466

(1)	The facility extends through October 2009 at which point it can be extended or converted to a term loan at the Company’s option.

(2)	Interest is based on rates and principal payments in effect at 12/31/2008

(3)	The Company is Guarantor of a lease for the FPSO utilized in Gabon, which has remaining obligations of $113.4 million. The Company’s share of these payments is included in the table above. The Company can cancel the lease anytime after September 14, 2015, with 12 months prior notice. Approximately 72% of the payment is co-guaranteed by the Company’s partners in Gabon.

In addition to the contractual obligations described above, the Company is required to spend $2.1 million for its share of an exploration well on the Etame Marin block by July 6, 2009 (well was drilled in early 2009), and $4.0 million for its share of an exploration well on the Mutamba Iroru block, originally by November 11, 2008. The 2008 date was extended and the Company drilled the exploration well to fulfill the commitment in February 2009. The well was abandoned as it encountered water bearing formations. The Company has elected to enter into the second exploration period for Mutamba which requires a minimum expenditure of $5.0 million to acquire 2-D seismic and drill one additional well by November 2010. In addition, the Company is required to spend $10.0 million for its share of two exploration wells on Block 5 in Angola by November 30, 2010 and $8.0 million for its share of an exploration well in Block 48/25c in the British North Sea (currently being drilled).

The Company is carrying $10.1 million of asset retirement obligations as of December 31, 2008, representing the present value of these obligations as of that date. The Company does not anticipate incurring expenditures for any material asset retirement obligations over the next five years.

RESULTS OF OPERATIONS

Year Ended December 31, 2008 Compared to Years Ended December 31, 2007 and 2006

Revenues

Total oil and gas sales for 2008 were $169.5 million as compared to $125.0 million and $98.3 million for 2007 and 2006 respectively. In 2008, the Company sold approximately 1,822,000 bbls at an average price of $92.87 per bbl from the Etame Marin block. Revenues from the United States were $0.3 million. In 2007, the Company sold approximately 1,753,000 bbls at an average price of $71.16 per bbl from the Etame Marin block. Revenues from the United States were $0.3 million. In 2006, the Company sold approximately 1,554,000 net bbls at an average price of $63.26 per bbl from the Etame field in Gabon. Revenues from the United States were $0.2 million. Crude oil sales are a function of the number and size of crude oil liftings from the FPSO and thus crude oil sales do not always coincide with oil volumes produced. Average daily production in 2008 was 5% higher than in 2007 which correlate with the increased sales volume year to year. The increased volumes from the Etame Marin block in 2007 versus 2006 were due to the addition of Avouma and South Tchibala fields in January 2007.

Operating Costs and Expenses

Production expenses for 2008 were $18.5 million as compared to $15.1 million and $12.2 million for 2007 and 2006. Production expenses were higher in 2008 due to increased volumes sold (17 liftings in 2008 versus 14 liftings in 2007) as well as higher boat rental costs, higher FPSO costs, higher helicopter costs and higher fuel costs. In 2007, operating expenses increased versus 2006 due to the addition of the Avouma and South Tchibala fields, as well as increased costs for support vessels for liftings, fuel costs and personnel costs.

Exploration costs for 2008 were $14.9 million as compared to $15.3 million and $2.7 million for 2007 and 2006 respectively. In 2008, the Company spent $9.2 million on unsuccessful exploration wells including the remaining costs of a well in the British North Sea ($6.4 million), plus two wells drilled in early 2009 and determined to be an unsuccessful. On both of the wells, the costs incurred as of December 31, 2008 were charged to expense. For the well in the Mutamba Iroru block, onshore Gabon the amount charged to expense was $2.5 million and $0.3 million was charged to expense for the well in the North Etame area of the Etame Marin block. The Company’s share of the additional estimated costs to be charged to expense in 2009 for the Mutamba Iroru well is $5.5 million and for the North Etame well the estimated amount is $3.5 million. Additionally, the Company spent $3.0 million for acquiring 524 square kilometers of 3-D seismic in Angola in 2008. Also included in exploration expenses in 2008 were aeromagnetic gravity data acquired over the Mutamba Iroru block, seismic acquisition and processing costs associated with the Company’s Etame Marin block and seismic processing costs in Angola.

In 2007, amounts were spent to acquire and process seismic in Angola ($4.3 million), to acquire and process seismic in Gabon ($2.6 million), to drill an unsuccessful exploration well in the British North Sea ($8.1 million) and for other seismic costs in the North Sea ($0.3 million). In 2006, the Company incurred exploration expenses associated with seismic acquisition and reprocessing in the Etame Marin block ($1.1 million), preparations for possible entry into the North Sea ($1.1 million), seismic processing for the Mutamba Iroru block onshore Gabon ($0.3 million), and in Angola ($0.1 million).

Depreciation, depletion and amortization expense was $18.9 million for 2008, and was $18.0 million and $6.7 million for 2007 and 2006 respectively. Depletion, depreciation and amortization expense increased in 2008 versus 2007 due to higher production volumes. The 2007 versus 2006 significant increase was due to the addition of the platform and pipeline for the development of the Avouma and South Tchibala fields. In 2008, depletion rates for the Avouma and South Tchibala fields averaged $16.01 per bbl compared to $4.98 per bbl from the Etame field.

General and administrative expenses for 2008 were $10.8 million as compared to $8.0 million and $2.4 million for 2007 and 2006. General and administrative expenses increased in 2008 versus 2007 due in part to non-recurring legal and solicitation costs associated with corporate matters relating to the Company’s annual meeting and increases in stock based compensation. The Company also incurred $1.2 million in costs related to the operation of the Company office in Angola. The increase in costs in 2007 versus 2006 was due to increased administrative activity for the Mutamba Iroru block in Gabon, Block 5 in Angola and North Sea activity. The Company also received lower administrative reimbursements from the Etame Marin block due to lower capital expenditure activity in 2007 compared to 2006. Additionally, the Company incurred $2.6 million in non-cash stock based compensation expense in 2008 compared to $2.2 million and $1.1 million in 2007 and 2006, respectively.

Operating Income

Operating income for 2008 was $106.5 million as compared to a $68.7 million and $74.3 million operating income for 2007 and 2006. The increase in operating income in 2008 versus 2007 is attributable to the higher average crude sales price of $92.87 per bbl, an increase of $21.71 per bbl, which was partially offset by increased operating costs, primarily consisting of fuel related costs and depletion. Increased revenues due to higher production rates and oil prices in 2007 versus 2006 were offset by higher exploration costs in Gabon, Angola and the North Sea, and higher depletion expense in Gabon.

Other Income (Expense)

Interest income for 2008 was $2.5 million compared to $3.9 million and $3.0 million in 2007 and 2006. All the 2008, 2007, and 2006 amounts represent interest earned and accrued on cash balances and funds in escrow. Lower interest rates in 2008 versus 2007 account for the decrease in interest income.

Interest expense of $0.2 million was recorded in 2008 as compared to $1.1 million and $1.0 million in 2007 and 2006. Interest in all three years was associated with the financings from the IFC for use on Etame Marin block activities. The reduction in interest expense compared to the two prior years is attributable to an increase in the amount of loan interest that could be capitalized and lower amortization of capitalized financing costs of $0.1 million in 2008, compared to $0.6 million and $0.5 million in 2007 and 2006, respectively.

Income Taxes

In 2008, the Company incurred $73.0 million of income taxes compared to $48.1 million paid in 2007 which were associated with the Etame Marin block production, and which were paid in Gabon. In 2006, the Company incurred $30.5 million of income taxes associated with the Etame field production, which were paid in Gabon. The increased tax in Gabon 2008 versus 2007 and 2007 versus 2006 was due to higher production rates and oil prices.

Minority Interest

Income attributable to the minority interest in the Gabon subsidiary was $6.0 million, $4.4 million and $5.2 million in 2008, 2007, and 2006 respectively.

Loss from Discontinued Operations

No amounts were recorded in 2008 in this category. In 2007, the loss from discontinued operations in the Philippines was $51,000 as the Company achieved the final closeout of the branch offices. Loss from discontinued operations in 2006 was $0.2 million consisting of final branch profit remittance taxes paid in the Philippines.

Net Income

Net income for 2008 was $29.7 million as compared to a net income of $19.1 million and $40.3 million in 2007 and 2006. The net income increase in 2008 versus 2007 is attributable to the increased sales and oil prices partially offset by higher costs, primarily fuel-related costs and depletion. In 2007, higher production, exploration, depletion and general and administrative costs, and higher taxes in Gabon, more than offset increases in production and oil prices as compared to 2006.

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

Interest Rate Market Risk

At December 31, 2008 total debt was $5.0 million. The debt is tied to floating or market interest rates. Fluctuations in floating interest rates will cause the Company’s annual interest costs to fluctuate. During the fourth quarter of 2008 the interest rate on the Company’s bank debt averaged 7.88%. If the balance of the bank debt at December 31, 2008 were to remain constant, a 1% change in market interest rates would impact our cash flow by an estimated $12,500 per quarter.

Commodity Risk

The Company had no derivatives in place as of the date of this report, or in 2008, 2007 or 2006.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including the Company’s principal executive and principal financial officers, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework which was completed on March 13, 2009, management concluded that its internal control over financial reporting was effective as of December 31, 2008.

The Company’s internal control over financial reporting as of December 31, 2008 has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who audited the Company’s consolidated financial statements as of and for the year ended December 31, 2008, as stated in their report which follows.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fourth quarter of our fiscal year ended December 31, 2008 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of VAALCO Energy, Inc. and Subsidiaries:

Houston, Texas

We have audited the internal control over financial reporting of VAALCO Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated March 13, 2009 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

March 13, 2009

Item 9B.	Other Information

The Company has disclosed all information required to be disclosed in a current report on Form 8-K during the year ended December 31, 2008 in previously filed reports on Form 8-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item will be included in the Company’s proxy statement for its 2009 annual meeting, which will be filed with the Commission within 120 days of December 31, 2008, and which is incorporated herein by reference.

Item 11.	Executive Compensation

Information required by this item will be included in the Company’s proxy statement for its 2009 annual meeting, which will be filed with the Commission within 120 days of December 31, 2008, and which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item 403 of Regulation S-K concerning the security ownership of certain beneficial owners and management will be included in the Company’s proxy statement for its 2009 annual meeting, which will be filed with the Commission within 120 days of December 31, 2008, and which is incorporated herein by reference. Please see “Item 5 Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities” information on securities that may be issued under the Company’s stock incentive plans.

Item 13.	Certain Relationships, Related Transactions and Director Independence

Information required by this item will be included in the Company’s proxy statement for its 2009 annual meeting, which will be filed with the Commission within 120 days of December 31, 2008, and which is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference from the Company’s definitive proxy statement for its 2009 annual meeting, which will be filed with the Commission within 120 days of December 31, 2008, and which is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1. The following is an index to the financial statements that are filed as part of this Form 10-K.

(a)	2. Schedules are omitted because they are not required, not applicable or the required information is included in the financial statements or notes thereto.

(a)	3. Exhibits:

3.	Articles of Incorporation and Bylaws

3.1(a)	Restated Certificate of Incorporation

3.2(a)	Certificate of Amendment to Restated Certificate of Incorporation

3.3(k)	Amended and Restated Bylaws

10.	Material Contracts

10.1(b)	Indemnity Agreement entered into among the Company and certain of its officers and directors listed therein.

10.2(c)	Exploration and Production Sharing contract between the Republic of Gabon and VAALCO Gabon (Etame), Inc. dated July 7, 1995.

10.3(c)	Deed of Assignment and Assumption between VAALCO Gabon (Etame), Inc., VAALCO Energy (Gabon), Inc. and Petrofields Exploration & Development Co., Inc. dated September 28, 1995.

10.4(d)	Letter of Intent for Etame Marin block, Offshore Gabon dated January 22, 1998 between the Company and Western Atlas International, Inc.

10.5(e)	2001 Stock Incentive Plan dated August 16, 2001.

10.6(f)	Trustee and Paying Agent Agreement by and between VAALCO Gabon (Etame), Inc., J.P. Morgan Trustee and Depositary Company Limited and JPMorgan Chase Bank, London Branch, dated June 26, 2002.

10.7(g)	2003 Stock Incentive Plan dated December 16, 2003.

10.8(h)	Exploration and Production Sharing contract between the Republic of Gabon and VAALCO Production (Gabon), Inc., Permit Mutamba Iroru dated November 11, 2005.

10.9(i)	Loan Agreement between VAALCO Gabon (Etame), Inc. and International Finance Corporation dated June 13, 2005.

10.10(j)	2007 Stock Incentive Plan dated May 1, 2007.

10.11(l)	Settlement Agreement, dated as of May 23, 2008 by and among the Company and Nanes Delorme Partners I LP, Nanes Balkany Partners LLC, Nanes Balkany Management LLC, Julien Balkany and Daryl Nanes.

21.	Subsidiaries of the Company

21.1	Subsidiaries of the Registrant

23.	Consents of Experts and Counsel

23.1	Consent of Deloitte & Touche LLP

23.2	Consent of Netherland Sewell

31.	Rule 13a-14(a) Certifications

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.	Section 1350 Certifications

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

(a)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 filed with the Commission on July 15, 1998, and hereby incorporated by reference herein.

(b)	Filed as an exhibit to the Company’s Form 10 (File No. 0-20928) filed on December 3, 1992, as amended by Amendment No. 1 on Form 8 on January 7, 1993, and by Amendment No. 2 on Form 8 on January 25, 1993, and hereby incorporated by reference herein.

(c)	Filed as an exhibit to the Company’s Form 10-QSB for the quarterly period ended September 30, 1995, and hereby incorporated by reference herein.

(d)	Filed as an exhibit to the Company’s Form 10-KSB for the annual period ended December 31, 1996, and hereby incorporated by reference herein.

(e)	Filed as an exhibit to the Company’s Registration Statement Form S-8 filed with the Commission on August 18, 2001, and incorporated by reference herein.

(f)	Filed as an exhibit to the Company’s Form 10-QSB for the quarterly period ended June 30, 2002, and hereby incorporated by reference herein.

(g)	Filed as an exhibit to Form10-KSB for the annual period ended December 31, 2004, and hereby incorporated by reference herein.

(h)	Filed as an exhibit to Form 10-K for the annual period ended December 31, 2005, and hereby incorporated by reference herein.

(i)	Filed as an exhibit to the Company’s Report on Form 8-K filed with the Commission on February 21, 2006, and hereby incorporated by reference herein.

(j)	Filed as an exhibit to the Company’s Registration Statement Form S-8 filed with the Commission on July 25, 2007 and hereby incorporated by reference herein.

(k)	Filed as an exhibit to Company’s Report on Form 8-K filed with the Commission on December 12, 2007, and hereby incorporated by reference herein.

(l)	Filed as an exhibit to Company’s Report on Form 8-K filed with the Commission on May 28, 2008, and hereby incorporated by reference herein.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VAALCO ENERGY, INC.

(Registrant)

By	/s/ GREGORY R. HULLINGER
Gregory R. Hullinger Chief Financial Officer

Dated March 16, 2009

In accordance with the Exchange Act, this report has been signed below on the 16th day of March, by the following persons on behalf of the registrant and in the capacities indicated.

	Signature	Title
By:	/s/ ROBERT L. GERRY, III. Robert L. Gerry, III.	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ W. RUSSELL SCHEIRMAN W. Russell Scheirman	President, Chief Operating Officer And Director

By:	/s/ GREGORY R. HULLINGER Gregory R. Hullinger	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ ROBERT H. ALLEN Robert H. Allen	Director

By:	/s/ LUIGI CAFLISCH Luigi Caflisch	Director

By:	/s/ O. DONALD CHAPOLTON O. Donald Chapolton	Director

By:	/s/ WILLIAM S. FARISH William S. Farish	Director

By:	/s/ ARNE R. NIELSEN Arne R. Nielsen	Director

By:	/s/ FREDERICK W. BRAZELTON Frederick W. Brazelton	Director

VAALCO ENERGY, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of VAALCO Energy, Inc. and Subsidiaries:

Houston, Texas

We have audited the accompanying consolidated balance sheets of VAALCO Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related statements of consolidated operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of VAALCO Energy, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

March 13, 2009

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands of dollars, except number of shares and par value amounts)

	December 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$125,425	$76,450
Funds in escrow	7,445	4,764
Receivables:
Trade	9,513	19,766
Accounts with partners	3,796	3,829
Other	2,074	1,646
Crude oil inventory	1,381	927
Materials and supplies	425	339
Prepayments and other	2,351	2,162

Total current assets	152,410	109,883

Property and equipment—successful efforts method:
Wells, platforms and other production facilities	84,693	80,052
Undeveloped acreage	12,841	12,841
Work in progress	43,288	11,822
Equipment and other	2,844	2,261

	143,666	106,976
Accumulated depreciation, depletion and amortization	(61,379)	(42,984)

Net property and equipment	82,287	63,992

Other assets:
Deferred tax asset	1,349	1,457
Funds in escrow	15,637	10,871
Other long term assets	347	355

TOTAL	$252,030	$186,558

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$57,773	$23,904
Accounts with partners	5,394	—
Income taxes payable	—	200

Total current liabilities	63,167	24,104

Long term debt	5,000	5,000
Asset retirement obligations	10,071	6,728

Total liabilities	78,238	35,832

Commitments and contingencies (Note 8)
Minority interest in consolidated subsidiaries	7,914	8,396
Stockholders’ equity:
Common stock, $0.10 par value, 100,000,000 authorized shares 61,116,324 and 61,054,824 shares issued with 2,860,642 and 1,560,342 shares in treasury at December 31, 2008 and 2007, respectively	6,112	6,105
Additional paid-in capital	53,983	51,294
Retained earnings	117,205	87,483
Less treasury stock, at cost	(11,422)	(2,552)

Total stockholders’ equity	165,878	142,330

TOTAL	$252,030	$186,558

See notes to consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED OPERATIONS

(in thousands of dollars, except per share amounts)

	Year Ended December 31
	2008	2007	2006
Revenues:
Oil and gas sales	$169,525	$125,044	$98,325

Operating costs and expenses:
Production expenses	18,468	15,080	12,217
Exploration expense	14,872	15,340	2,672
Depreciation, depletion and amortization	18,937	17,952	6,720

General and administrative expenses	10,776	7,999	2,386

Total operating costs and expenses	63,053	56,371	23,995

Operating income	106,472	68,673	74,330
Other income (expense):
Interest income	2,520	3,928	2,987
Interest expense	(240)	(1,094)	(1,026)
Other, net	(5)	106	(36)

Total other income (expense)	2,275	2,940	1,925

Income from continuing operations before income taxes, and minority interest	108,747	71,613	76,255
Income tax expense	73,014	48,081	30,496

Income from continuing operations before minority interest	35,733	23,532	45,759
Minority interest in earnings of subsidiaries	(6,011)	(4,429)	(5,174)

Income from continuing operations	29,722	19,103	40,585
Loss from discontinued operations, net of tax	—	(51)	(242)

Net income	$29,722	$19,052	$40,343

Basic income per share from continuing operations	$0.51	$0.32	$0.69
Loss per share from discontinued operations	—	—	—

Basic net income per share	$0.51	$0.32	$0.69

Diluted income per share from continuing operations	$0.50	$0.32	$0.67
Loss per share from discontinued operations	—	—	—

Diluted net income per share	$0.50	$0.32	$0.67

Basic weighted shares outstanding	58,676	59,134	58,136

Diluted weighted average shares outstanding	59,287	60,091	60,476

See notes to consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

(in thousands of dollars)

			Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at January 1, 2006	58,314,792	$5,831	$44,662	$28,088	$(266)	$78,315

Proceeds from stock issuance	1,743,363	175	2,366	—	—	2,541
Stock based compensation	—	—	1,065	—	—	1,065
Net Income	—	—	—	40,343	—	40,343

Balance at December 31, 2006	60,058,155	6,006	48,093	68,431	(266)	122,264

Proceeds from stock issuance	996,669	99	1,023	—	—	1,122
Stock based compensation	—	—	2,178	—	—	2,178
Purchase of treasury shares	—	—	—	—	(2,286)	(2,286)
Net Income	—	—	—	19,052	—	19,052

Balance at December 31, 2007	61,054,824	6,105	51,294	87,483	(2,552)	142,330

Proceeds from stock issuance	61,500	7	123	—	—	130
Stock based compensation	—	—	2,566	—	—	2,566
Purchase of treasury shares	—	—	—	—	(8,870)	(8,870)
Net Income	—	—	—	29,722	—	29,722

Balance at December 31, 2008	61,116,324	$6,112	$53,983	$117,205	$(11,422)	$165,878

See notes to consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

(in thousands of dollars)

	Year Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$29,722	$19,052	$40,343
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	18,937	17,952	6,720
Amortization of debt issuance costs	125	556	596
Dry hole costs	9,217	8,053	—
Stock based compensation	2,566	2,178	1,065
Minority interest in earnings of subsidiary	6,011	4,429	5,174
Change in operating assets and liabilities:
Trade receivables	10,253	(12,158)	(1,155)
Accounts with partners	5,427	1,711	(3,285)
Other receivables	(428)	(313)	(99)
Crude oil inventory	(454)	(367)	(42)
Materials and supplies	(86)	(15)	(34)
Deferred tax asset	108	(200)	—
Other long term assets	(117)	243	—
Prepayments and other	(189)	910	(889)
Accounts payable and accrued liabilities	25,686	1,001	13,370
Income taxes payable	(200)	200	—

Net cash provided by operating activities	106,578	43,232	61,764

CASH FLOWS FROM INVESTING ACTIVITIES
Funds in escrow, net	(7,447)	(28)	(13,657)
Additions to property and equipment	(25,705)	(14,520)	(33,244)
Dry hole costs	(9,217)	(8,053)	—
Other—net	—	—	(473)

Net cash used in investing activities	(42,369)	(22,601)	(47,374)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	130	1,122	2,541
Debt issuance costs capitalized	—	—	(335)
Borrowings	—	—	5,000
Debt repayment	—	—	(1,500)
Purchase of treasury shares	(8,870)	(2,286)	—
Distribution to minority interest	(6,494)	(3,996)	(2,997)

Net cash provided by (used in) financing activities	(15,234)	(5,160)	2,709

NET CHANGE IN CASH AND CASH EQUIVALENTS	48,975	15,471	17,099
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	76,450	60,979	43,880

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$125,425	$76,450	$60,979

Supplemental disclosure of cash flow information
Income taxes paid	$72,812	$50,016	$30,496

Interest paid	$633	$523	$333

Supplemental disclosure of non cash flow information
Change in investment in property and equipment not paid	$8,184	$(3,783)	$4,371

See notes to consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

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

Funds in Escrow—Escrow cash includes cash that is contractually restricted for non-operational purposes such as debt service and capital expenditures. Restricted cash and cash equivalents are classified as a current or non-current asset based on their designated purpose. Current amounts at December 31, 2008 and 2007 represent an escrow securing the Company’s seismic obligations for a North Sea well. Long term amounts represent amounts to secure the Company’s drilling and seismic obligations in Block 5 in Angola ($14.8 million), an escrow to secure charter payments for the Floating Production Storage and Offloading tanker (“FPSO”) in Gabon ($0.8 million) and for the abandonment of certain Gulf of Mexico properties ($44 thousand). The Company invests funds in escrow and excess cash in certificates of deposit and commercial paper issued by banks with maturities typically not exceeding 90 days.

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

VAALCO ENERGY, INC. AND SUBSIDIARIES

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

Depletion of wells, platforms and other production facilities are provided on a field basis under the unit-of-production method based upon estimates of proved developed reserves. Provision for depreciation of other property is made primarily on a straight-line basis over the estimated useful life of the property. The annual rates of depreciation are as follows:

Office and miscellaneous equipment:	3-5 years
Leasehold improvements:	8-12 years

Foreign Exchange Transactions—For financial reporting purposes, the subsidiaries use the United States dollar as their functional currency. Gains and losses on foreign currency transactions are included in income currently. The Company incurred a loss on foreign currency transactions of $42,000, compared to gains of $105,000 in 2007, and $110,000 in 2006.

Accounts With Partners—Accounts with partners represent cash calls due or excess cash calls paid by the partners for exploration, development and production expenditures made by VAALCO Gabon (Etame), Inc. and VAALCO Angola (Kwanza), Inc.

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

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Fair Value of Financial Instruments—The Company’s financial instruments consist primarily of cash, funds in escrow, trade accounts, trade payables and debt. The book values of cash, trade receivables, and trade payables are representative of their respective fair values due to the short-term maturity of these instruments. The book value of the Company’s debt instruments are considered to approximate the fair value, as the interest rates are adjusted based on rates currently in effect.

Risks and Uncertainties—The Company’s interests are located overseas in certain onshore and offshore areas in Gabon, offshore in Angola and the British North Sea and in Texas and Louisiana.

Substantially all of the Company’s crude oil and natural gas is sold at the well head at posted or index prices under short-term contracts, as is customary in the industry. In Gabon, effective January 1, 2009, the Company sells crude oil under a contract with Total Oil Trading SA. In 2008, Shell Western Supply and Trading Limited and in 2007, Addax B.V. were the crude oil buyers in Gabon and accounted for all of the Company’s revenues in Gabon for those years. While the loss of the Company’s buyer might have a material effect on the Company in the near term, management believes that the Company would be able to obtain other customers for its crude oil. Domestic production is sold under two types of contracts, one for oil and one for gas. The Company has access to several alternative buyers for oil and gas sales domestically.

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

3.	RECENT ACCOUNTING PRONOUNCEMENTS

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

VAALCO ENERGY, INC. AND SUBSIDIARIES

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

In January 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-b, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. SFAS 157 will be applied prospectively as of the beginning of the fiscal year in which SFAS 157 is initially applied. The Company adopted SFAS 157, as amended by FSP No. 157-b, on January 1, 2008 and the standard did not have a material impact on its financial statements.

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

FASB Statement 141(R), Business Combinations, and FASB Statement 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51—In December 2007, the FASB issued FASB Statement 141(R), Business Combinations, which replaced FASB Statement 141, Business Combinations, (“SFAS 141(R)”). In December 2007, the FASB also issued FASB Statement 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, (“SFAS 160”). These statements significantly change the accounting for business combinations and noncontrolling interests. Among other things, and compared to the predecessor guidance, these statements will require more assets acquired and liabilities assumed to be measured at fair value as of the acquisition date, liabilities related to contingent consideration to be remeasured to fair value each subsequent reporting period, an acquirer in preacquisition periods to expense all acquisition-related costs, and noncontrolling interests in subsidiaries initially to be measured at fair value and classified as a separate component of equity. SFAS 160 will change the accounting and reporting for minority interests, which will be re-characterized as noncontrolling interests, and classified as a component of equity. These statements are to be applied prospectively for fiscal years beginning after December 15, 2008. The Company is evaluating SFAS 141(R) and SFAS 160 to determine the impact of these statements on our consolidated financial statements.

Final Rule, Modernization of Oil and Gas Reporting—In December 2008, the SEC released Final Rule, Modernization of Oil and Gas Reporting to revise the existing Regulation S-K and Regulation S-X reporting requirements to align with current industry practices and technological advances. Further, the SEC on December 31, 2008, published the final rules and interpretations. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, permitting disclosure of probable and possible reserves, and changes to the pricing used to determine reserves in that companies must use a 12-month average price. The average is calculated using the first-day-of-the-month price for each of the 12 months that make up the reporting period. The SEC will require companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports for fiscal years ending on or after December 15, 2009. Early adoption is not permitted. The Company is currently assessing the impact that the adoption will have on our disclosures, operating results, financial position and cash flows.

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

The Company had $2.6 million of suspended well costs associated with the exploration well in the Ebouri field in Gabon which was being carried as work in progress at December 31, 2005. In July 2006, the Company received approval to declare the Ebouri field’s reserves commercial from the Gabon government and in October 2006 the Gabon government approved a development plan for the Ebouri field, and assigned a twenty year development area surrounding the field. The Company did not have any suspended well costs at December 31, 2008 or December 31, 2007.

The table below provides additional information with respect to the Company’s capitalized exploration drilling costs.

	2008	2007	2006
Beginning balance at January 1	$—	$—	$2,607
Additions to capitalized exploratory drilling costs	—	—	—
Capitalized exploratory drilling costs reclassified to property and equipment	—	—	(2,607)
Capitalized exploratory drilling costs expensed	—	—	—

Ending balance at December 31	$—	$—	$—

Number of wells requiring major capital expenditures where additional drilling efforts are not underway or firmly planned for the near future	—	—	—
Amount capitalized for wells requiring major capital expenditures where additional drilling efforts are not underway or firmly planned	—	—	—

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	STOCK BASED COMPENSATION

Stock options are granted under the Company’s long-term incentive plan and have an exercise price that may not be less than the fair market value of the underlying shares on the date of grant. In general, stock options granted will become exercisable over a period determined by the Compensation Committee which in the past has been a five year life, with the options vesting over a three year period. In addition, stock options will become exercisable upon a change in control, unless provided otherwise by the Compensation Committee. At December 31, 2008 there were 1,547,216 shares subject to options authorized but not granted.

For the year ended December 31, 2008 and 2007, the Company recognized non-cash compensation expense of $2.6 million and $2.2 million, respectively. These amounts were recorded as general and administrative expense. Because the Company does not pay significant United States taxes, no amounts were recorded for tax benefits.

A summary of the stock option activity for the year ended December 31, 2008 is provided below:

	Number of Shares Underlying Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding—beginning of period	3,251	$5.91	3.44
Granted	1,725	4.25	4.78
Exercised	(62)	2.12	3.53
Forfeited	(151)	6.86	3.82

Outstanding—end of period	4,763	5.33	3.24	$10.9

Vested—end of period	2,830	$5.43	2.51	$6.3

Vested and expected to vest—end of period	4,473	$5.34	3.17	$10.2

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option. As of December 31, 2008, unrecognized compensation costs totaled $2.4 million. The expense is expected to be recognized over a weighted average period of 2.3 years.

A summary of the values of options granted, exercised and vested for each of the years ending December 31, 2008, 2007 and 2006 is provided below:

	2008	2007	2006
Options granted—(thousands)	1,725	—	1,911
Weighted average exercise price—($/share)	$4.25	—	$7.88
Weighted average grant-date fair value—($/share)	$1.88	—	$3.00
Options exercised (thousands)	62	997	1,744
Total intrinsic value of options exercised—($thousands)	$340	$3,664	$10,885
Options vested—(thousands)	713	914	694
Total fair value of options vested ($thousands)	$839	$311	$1,558

The Company received cash proceeds of $0.1 million from options exercised in 2008.

The total stock based employee compensation expense was determined under the fair value based method for all awards, net of related tax effects. The effects of applying SFAS No. 123 in the disclosure may not be indicative of future amounts as additional awards in future years are anticipated.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The valuation of the options is based upon a Black Scholes model. The table below summarizes the assumptions used to value the options issued in 2008 and 2006. There were no options issued in 2007.

Year	Options Issued	Weighted Avg. Volatility	Expected Term	Risk Free Interest Rate	Expected Dividend Yield
2008	1,725	70%	2.5-5 years	3.4%	0%
2006	1,911	56%	2.5-5 years	4.67-5.5%	0%

The Company has no set policy for sourcing shares for options grants. Historically the shares issued under options grants have been new shares.

6.	STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

The Company is authorized to issue up to 100 million shares of common stock. Stockholders’ equity consists of common stock and options.

A reconciliation of diluted shares consists of the following:

	Year Ended
Item	December 31, 2008	December 31, 2007	December 31, 2006
Basic weighted average common stock issued and outstanding	58,675,789	59,133,888	58,135,850
Dilutive options	611,081	957,034	2,340,023

Total diluted shares	59,286,871	60,090,922	60,475,874

A total of 1,108,446, 749,213, and 125,000 shares under option were not included because they were anti-dilutive during the years ended December 31, 2008, 2007 and 2006 respectively.

In September 2007, the Company’s Board of Directors authorized the purchase of up to $20 million of the Company’s common stock. Under the stock buy-back program shares of common stock will be purchased on the open market or through privately negotiated transactions from time-to-time during the 12 month period following the board’s authorization. Under the authorization, the timing and amount of purchases will be based upon market conditions, securities law limitations and other factors. The stock buy-back program does not obligate the Company to acquire any specific number of shares in any period, and may be modified, suspended, extended or discontinued at any time without prior notice. A total of 1,800,300 shares have been acquired under the program through December 31, 2008 at an average price of $6.20 per share.

On September 14, 2007, the Board of Directors of the Company adopted a Rights Agreement dated as of September 14, 2007 between the Company and the Registrar and Transfer agent of the Company, as Rights Agent. The Plan creates a dividend of one right for each outstanding share of the Company’s Common Stock. The rights are represented by and traded with the Company’s Common Stock. Initially, there will be no separate certificates or market for the rights. The rights do not separate from the Common Stock unless one or both of the following conditions are met: a public announcement that a person has acquired 15% or more of the Common Stock of the Company, or a tender or exchange offer is made which, if completed, would result in the bidder beneficially owning 15% or more of the Common Stock of the Company. The Rights Agreement will be voted upon at the 2009 Annual Meeting of Stockholders scheduled in June 2009.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	INCOME TAXES

The Company and its domestic subsidiaries file a consolidated United States income tax return. Certain subsidiaries’ operations are also subject to foreign income taxes. Provision for income taxes consists of the following:

(In thousands)	Year Ended December 31,
	2008	2007	2006
U.S. federal:
Current	$86	$(60)	$—
Deferred	—	(200)	—
Foreign:
Current	72,928	48,341	30,496
Deferred	—	—	—

Total	73,014	48,081	$30,496

The primary differences between the financial statement and tax bases of assets and liabilities at December 31, 2007 and 2006 are as follows: (In thousands)

	2008	2007
Deferred Tax Assets:
Basis difference in fixed assets	$7,422	$3,042
Foreign tax credit carry forwards	15,219	6,303
Alternative minimum tax credit carryover	1,349	1,457
Foreign net operating losses	8,695	4,434
Asset retirement obligations	3,525	2,355

	36,209	17,591
Valuation allowance	(34,861)	(16,134)

Total deferred tax asset	$1,349	$1,457

Pretax income (loss) is comprised of the following:

(In thousands)	Year Ended December 31,
	2008	2007	2006
United States	$193	$125	$91
Foreign	108,554	71,488	76,164

	$108,747	$71,613	$76,255

The statutory rate reconciliation is as follows:

(In thousands)	Year Ended December 31,
	2008	2007	2006
Pre-tax income multiplied by 35%	$38,061	$25,065	$26,690
Foreign taxes not offset by U.S. foreign tax credits	34,952	23,016	3,806

Total income tax	$73,014	$48,081	$30,496

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2008, the Company was subject to foreign and United States federal taxes only, with no allocations made to state and local taxes.

The Company adopted the provisions of FIN 48 on January 1, 2007. There was no impact related to the cumulative effect of the change in accounting principle. As of the adoption date, the Company had no unrecognized tax benefits.

The following table summarizes the activity to our unrecognized tax benefits:

(In thousands)	2008	2007
Balance at January 1,	$13,201	—
Increases related to prior year positions	—	$13,201

Balance at December 31,	$13,201	$13,201

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

The following table summarizes the tax years that remain subject to examination by major tax jurisdictions:

United States	2005-2008
Gabon	2007-2008

8.	COMMITMENTS AND CONTINGENCIES

In October 2007, the Company entered into an amendment with the owner of the FPSO chartered for the Etame field to extend the contract until September 2015. In connection with the charter of the FPSO, the Company as operator of the Etame field guaranteed the charter payments through the same period. The charter continues for two years beyond that period unless one year’s prior notice is given to the owner of the FPSO. The Company obtained several guarantees from its partners for their share of the charter payment. The Company’s share of the charter payment is 28.1%. The Company believes the need for performance under the charter guarantee is remote. The estimated obligations for the annual charter payment and the Company’s share of the charter payments through the end of the charter are as follows: (in thousands)

Year	Full Charter Payment	Company Share
2009	$17,426	$4,892
2010	$17,105	$4,802
2011	$16,906	$4,746
2012	$16,769	$4,708
2013	$16,814	$4,720
Thereafter	$28,346	$7,958

The Company has recorded a liability of $0.6 million at December 31, 2008 representing the guarantee’s fair value.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s share of charter expense, including a $0.25 per bbl charter fee for production up to 20,000 bopd and a $2.50 per bbl charter fee for those bbls produced in excess of 20,000 bopd was $6.3 million, $5.7 million and $5.6 million for the years ending December 31, 2008, 2007 and 2006 respectively.

In addition to the FPSO, the Company has gross operating lease obligations for rentals as follows: (In thousands)

2009	2010	2011	2012	2013	Thereafter	Total
$9,077	$6,072	$241	$232	$19	$0	$15,641

The Company incurred rent expense of $1.2 million, $0.7 million and $0.6 million under operating leases for the years December 31, 2008, 2007 and 2006, respectively.

In January 2006 the consortium elected to extend the Etame Marin block for an additional five-year term commencing July 2006. The extension consists of a three-year and a two-year follow-on term. The first term carries a minimum work obligation of one exploration well for a minimum $7.0 million exploration expenditure commitment ($2.1 million net to the Company). The exploration well commitment was met with the drilling of the North Etame prospect in February 2009, which was abandoned after encountering water bearing sands. The Company will incur approximately $3.8 million in dry hole costs associated with the well, $3.5 million of which will be recognized in 2009. For the optional two year extension, an additional exploration well is required.

Under the terms of the Etame Production Sharing Contract, the consortium is required to provide to the local government refinery a volume of crude at a 25% discount to market price (the “Domestic Obligation”). The volume required to be furnished is the amount of the Etame Marin block production divided by the total Gabon production times the volume of oil refined by the refinery per year. In 2008, the Company paid $1.9 million for its share of the 2007 obligation. In 2007, the Company paid $1.6 million for its share of the 2006 obligation. In 2006, the Company paid $1.1 million for its share of the 2005 obligation. The Company accrues an amount for the Domestic Obligation based on management’s best estimate of the volume of crude required, because the refinery does not publish its throughput figures. The amount accrued at December 31, 2008 is $2.4 million.

In November 2005, the Company signed a production sharing contract for the Mutamba Iroru block onshore Gabon. The five year contract awards the Company exploration rights along the central coast of Gabon. During the first three years of the contract the Company is required to drill one exploration well and expend a minimum of $4.0 million. During the optional two year extension to the contract, the Company is required to acquire specified levels of seismic data, drill one exploration well and expend a minimum of $5.0 million. In February 2009, the Company drilled the exploration well required under the first exploration period after receiving an extension on the first period to complete the well. The well was abandoned after encountering water bearing sands. The Company anticipates incurring $8.0 million in dry hole costs associated with the well, $5.5 million of which will be recognized in 2009. The Company has given notice that it will enter into the second exploration period and will drill the exploration well required for that period in March or April 2009.

In November 2006, the Company signed a production sharing contract for Block 5 offshore Angola. The seven year contract awards the Company exploration rights to 1.4 million acres offshore central Angola. The Company’s working interest in the Contract is 40%. Additionally, the Company is required to carry the Angolan National Oil Company, Sonangol P&P, for 10% of the work program. During the first four years of the contract the Company is required to acquire and process 1,000 square kilometers of 3-D seismic, drill two exploration wells and expend a minimum of $29.5 million ($14.8 million net to the Company). During the optional three year extension to the contract, the Company is required to acquire 600 square kilometers of 3-D seismic data, drill two

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exploration wells and expend a minimum of $27.2 million ($13.6 million net to the Company). The Company acquired the 1,175 square kilometers of 3-D data called for in the first exploration period at a cost of $7.5 million ($3.75 million net to the Company) in January 2007. Subsequently, the Company acquired 524 square kilometers of proprietary 3-D seismic data on the block during the fourth quarter of 2008 at a cost of $6.0 million ($3.0 million net to the Company). The Company has identified several potential exploration well locations and is seeking partner approval for the first exploration well in 2009.

In December 2007, the Company signed a farm-in agreement for Block 9/28d offshore the United Kingdom in the British North Sea. The Company was obligated to pay its share of the drilling of one well on the block and a portion of the share of the farminee’s share of the well. The well was spudded in December 2007 and reached total depth in January 2008. The well was suspended as a non-commercial discovery in January 2008. In 2007, the Company incurred $8.0 million in exploration costs associated with the well. An additional $6.4 million in exploration costs was incurred in 2008 associated with this well. The Company is carrying no capitalized amounts on its books for this well.

In January 2008, the Company signed a farm-in agreement for a 25% working interest in Block 48/25c offshore in the British North Sea. The Company is obligated to pay its share of the drilling of one well on the block and a portion of the share of the farminee’s share of the well. The block is located in the Southern Gas Basin and an exploration well began drilling in February 2009. It is anticipated that the Company share of costs for this well will be approximately $8.0 million.

9.	LONG TERM DEBT

In June 2005, the Company executed a loan agreement with the International Finance Corporation (“IFC”) for a $30.0 million revolving credit facility secured by the assets of the Company’s Gabon subsidiary. The loan bears interest at LIBOR plus 3.5% payable quarterly. The Company is required to comply with certain covenants including maintaining certain loan to property value ratios and interest coverage ratios. The Company was in compliance with all covenants at December 31, 2008 and had drawn a balance of $5.0 million on the facility at December 31, 2008.

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

Under the loan agreements, the IFC holds a pledge of the Company’s interest in the Etame Marin block, and pledge of the shares of VAALCO Gabon (Etame), Inc., the subsidiary which owns the Company’s interest in the Etame Marin block. The IFC also has a security interest in the crude oil sales contract with Total Oil Trading SA.

10.	ASSET RETIREMENT OBLIGATIONS

The Company accounts for asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived assets. The statement requires the systematic accretion and depreciation of future abandonment costs of tangible assets such as platforms, wells, service assets, pipelines, and other facilities. SFAS No. 143 requires that the fair value of a liability for an asset’s retirement obligation be recorded in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the corresponding cost is capitalized as part of the

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized.

A summary of the recording of the estimated fair value of the Company’s asset retirement obligations is presented as follows: (In thousands)

	2008	2007	2006
Balance January 1,	$6,731	$6,029	$3,615
Accretion Expense	540	415	210
Additions	2,678	—	1,807
Revisions	122	286	397

Balance December 31,	$10,071	$6,731	$6,029

During the year ended December 31, 2008, the Company increased the ARO liabilities to recognize the abandonment liability for the addition of the Ebouri platform. The platform was installed in July 2008. The increases in the ARO liabilities from revisions during the years ended December 31, 2008 and 2007 are primarily due to increases in oil service prices resulting in higher abandonment cost estimates. During the year ended December 31, 2006 the Company increased ARO liabilities primarily due to the increased abandonment liability associated with the addition of the Avouma platform and revisions due to earlier abandonment timing.

As of December 31, 2008, the Company had $44,000 legally restricted for settling asset retirement obligations in the United States.

11.	DISCONTINUED OPERATIONS

On April 30, 2004, the Company closed the sale to its former partners of all of its assets associated with Service Contract 6 and Service Contract 14 in the Philippines (Matinloc and Nido fields). In 2006, the Company settled all remaining tax liabilities with the Philippines government. The Company paid additional tax amounts over and above what had been accrued at year end 2005 of $169,000. The Company closed the branches and liquidating the subsidiaries during 2007 and incurred final net costs of $51,000 for that year. A summary of discontinued operations for the years ending December 31, 2007 and 2006 follows.

	Year ended December 31,
	(thousands of dollars)
	2008	2007	2006
Loss from discontinued operations
Revenues from oil sales	$—	$—	$—
Operating costs and expenses:
General and administrative expenses	—	56	88

Total operating costs and expenses	—	56	88
Other revenues (expenses):
Interest income	—	5	15

Loss from discontinued operations before income taxes	—	(51)	(73)
Income tax expense	—	—	169

Loss from discontinued operations	$—	$(51)	$(242)

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	SEGMENT INFORMATION

The Company’s operations are based in Gabon, Angola, the British North Sea and in the United States. Beginning in 2007 and in particular, during the fourth quarter of 2007 with our entry into the North Sea, the Company began making significant expenditures in its operations outside of Gabon. Management reviews and evaluates the operation of each geographic segment separately. The operations of all segments include exploration for and production of hydrocarbons where commercial reserves have been found and developed. The accounting policies of the reportable segments are the same as in Note 2 to the Consolidated Financial Statements. Revenues are based on the location of hydrocarbon production. The Company evaluates each segment based on income (loss) from operations. Segment activity for the years ending December 31, 2008, 2007 and 2006 are as follows: (in thousands)

	Gabon	Angola	North Sea	Corporate and Other	Total
2008
Revenues	$169,270	$—	$—	$254	$169,525
Depreciation, depletion and amortization	19,138	(219)	—	18	18,937
Income from operations	131,141	(4,546)	(6,543)	(13,580)	106,472
Interest income	1,244	—	—	1,276	2,520
Interest expense	140	—	56	44	240
Income taxes	72,962	—	—	53	73,014
Additions to properties and equipment	35,784	72	794	40	36,691
Long lived assets	70,386	10,978	794	129	82,287
Total assets	181,958	14,953	794	54,326	252,030

2007
Revenues	124,745	—	—	298	125,044
Depreciation, depletion and amortization	17,876	—	—	75	17,952
Income from operations	90,063	(4,775)	(8,053)	(8,562)	68,673
Interest income	2,190	—	—	1,739	3,928
Interest expense	947	—	147	—	1,094
Income taxes	48,341	—	—	(260)	48,081
Additions to properties and equipment	10,926	24	—	55	11,004
Long lived assets	53,207	10,688	—	98	63,993
Total assets	119,600	11,149	—	55,809	186,558

2006
Revenues	98,170	—	—	155	98,325
Depreciation, depletion and amortization	6,429	219	—	72	6,720
Income from operations	80,771	(865)	—	(5,576)	74,330
Interest income	2,063	—	—	924	2,987
Interest expense	1,026	—	—	—	1,026
Income taxes	30,496	—	—	—	30,496
Additions to (disposals of) properties and equipment	28,911	10,829	—	(188)	39,552

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following represents our unaudited quarterly results for years ended December 31, 2008 and 2007. The quarterly results were prepared in accordance with generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results. These adjustments are of a normal recurring nature.

(In thousands of dollars except per share information)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2008
Total revenues	$42,158	$55,354	$55,543	$16,470
Total operating costs and expenses	18,027	14,679	13,788	16,559
Operating Income	24,131	40,675	41,755	(89)
Income (loss) from continuing operations	2,865	14,980	25,043	(7,155)
Minority interest	(1,064)	(1,953)	(2,697)	(297)

Net income	$1,801	$13,027	$22,346	$(7,452)

Basic income per share from continuing operations before discontinued operations	$0.03	$0.22	$0.38	$(0.13)
Loss from discontinued operations	—	—	—	—

Basic income per common share	$0.03	$0.22	$0.38	$(0.13)

Diluted income per share from continuing operations before discontinued operations	$0.03	$0.22	$0.38	$(0.13)
Loss from discontinued operations	—	—	—	—

Diluted income per common share	$0.03	$0.22	$0.38	$(0.13)

2007
Total revenues	$29,131	$24,128	$34,828	$36,957
Total operating costs and expenses	16,830	8,940	11,071	19,529
Operating Income	12,301	15,188	23,757	17,428
Income from continuing operations	5,785	4,323	10,002	3,422
Minority interest	(1,203)	(582)	(1,206)	(1,438)
Loss on discontinued operations	(27)	(24)	—	—

Net income	$4,555	$3,717	$8,796	$1,985

Basic income per share from continuing operations before discontinued operations	$0.08	$0.06	$0.15	$0.03
Loss from discontinued operations	—	—	—	—

Basic income per common share	$0.08	$0.06	$0.15	$0.03

Diluted income per share from continuing operations before discontinued operations	$0.08	$0.06	$0.15	$0.03
Loss from discontinued operations	—	—	—	—

Diluted income per common share	$0.08	$0.06	$0.15	$0.03

Quarterly income per share is based on the weighted average number of shares outstanding during the quarter. Because of changes in the number of shares outstanding during the quarters due to the exercise of stock options and issuance of common stock, the sum of quarterly earnings per share may not equal earnings per share for the year.

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

Costs Incurred in Oil and Gas Property

    Acquisition, Exploration and Development Activities

(In thousands)	United States
	2008	2007	2006
Costs incurred during the year:
Exploration—capitalized	$—	$—	$—
Exploration—expensed	—	—	—
Development	—	—	1

Total	$—	$—	$1

(In thousands)	International
	2008	2007	2006
Costs incurred during the year:
Exploration—capitalized	$5,173	$—	$11,138
Exploration—expensed	14,872	15,340	2,672
Development	20,532	14,520	24,520

Total	$40,577	$29,860	$38,330

Exploration expense includes $9.2 million and $8.1 million for dry hole expense in 2008 and 2007, respectively. No amounts of exploration costs were for dry hole expense in 2006.

Capitalized Costs Relating to Oil and Gas Producing Activities:

(In thousands)	December 31, 2008	December 31, 2007	December 31, 2006
Capitalized costs—
Properties not being amortized	$56,129	$24,663	$16,561
Properties being amortized(1)	84,693	80,052	77,557

Total capitalized costs	140,822	104,715	94,118
Less accumulated depreciation, depletion, and amortization	(61,379)	(42,984)	(25,465)

Net capitalized costs	$79,443	$61,731	$68,653

(1)	Includes $5.9 million, 5.8 million, and $5.5 million asset retirement cost in 2008, 2007, and 2006, respectively.

The capitalized costs pertain to the Company’s producing activities in Gabon, leasehold acreage in Gabon and Angola, and U.S. activities.

VAALCO ENERGY, INC AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING PROPERTIES

(Unaudited)

Results of Operations for Oil and Gas Producing Activities:

(In thousands)	United States			International
	2008	2007	2006	2008	2007	2006
				Gabon	Gabon	Gabon
Crude oil and gas sales	$254	$298	$155	$169,270	$124,745	$98,170
Production expense	(76)	(118)	(89)	(16,889)	(14,175)	(12,128)
Exploration expense	—	—	—	(996)	(1,349)	(1,128)
Depreciation, depletion and amortization	(16)	(56)	(36)	(18,921)	(17,876)	(6,149)

Income before taxes	162	124	30	132,464	91,345	78,765
Income tax	57	43	11	73,014	48,038	30,496

Results from oil and gas producing activities	$105	$81	$19	$59,450	$43,307	$48,269

Proved Reserves

A reserve report as of December 31, 2008 has been prepared by Netherland Sewell & Associates, independent petroleum engineers. The following tables set forth the net proved reserves of the Company as of December 31, 2008, 2007 and 2006, and the changes during such periods.

	Oil (MBbls)	Gas (MMcf)
PROVED RESERVES:
BALANCE AT JANUARY 1, 2006	7,827	21
Production	(1,552)	(11)
Revisions of previous estimates	(1,585)	7
Extensions and discoveries	1,306	—

BALANCE AT DECEMBER 31, 2006	5,996	17
Production	(1,756)	(20)
Revisions of previous estimates	1,979	64

BALANCE AT DECEMBER 31, 2007	6,214	61
Production	(1,824)	(15)
Revisions of previous estimates	1,242	(16)
Extensions and discoveries	1,790	—

BALANCE AT DECEMBER 31, 2008	7,422	30

	Oil (MBbls)	Gas (MMcf)
PROVED DEVELOPED RESERVES
Balance at December 31, 2005	6,620	21
Balance at December 31, 2006	4,691	17
Balance at December 31, 2007	4,506	61
Balance at December 31, 2008	4,751	30

The Company’s proved developed reserves are located offshore Gabon and in Texas. The reserves in Gabon include the minority interest share of reserves held by the 9.99% owner of VAALCO International, Inc., which owns VAALCO Gabon (Etame), Inc.

Revisions in 2006 were associated primarily with the Etame field as higher operating costs led to a shorter projected economic life. Revisions in 2007 were associated with Etame, South Tchibala and Avouma reservoir

VAALCO ENERGY, INC AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING PROPERTIES

(Unaudited)

performance, changes in oil prices, operating costs and taxes. Higher projected oil prices resulted in upward revision in reserves, but were partially offset by higher taxes. Total remaining operating costs for the fields declined due to shorter remaining field life after another year’s production. Revisions in 2008 were primarily associated with better reservoir performance at the Avouma field. Extensions and discoveries in 2008 were the result of successful drilling of step out wells at the Ebouri field that increased the amount of proven acreage for the field.

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

The future cash flows are based on sales prices and costs in existence at the dates of the projections, excluding Gabon royalties, and the interests of other consortium members. Future production costs do not include overhead charges allowed under joint operating agreements or headquarters general and administrative overhead expenses. Future development costs include $14.5 million attributable to future abandonment when the wells become uneconomic to produce.

(In thousands)	United States			International			Total
	December 31,			December 31,			December 31,
	2008	2007	2006	2008	2007	2006	2008	2007	2006
				Gabon	Gabon	Gabon
Future cash inflows	389	$1,146	$374	$261,824	$592,053	$341,930	$262,213	$593,199	$342,304
Future production costs	(197)	(405)	(203)	(76,878)	(68,589)	(81,121)	(77,075)	(68,994)	(81,324)
Future development costs	—	—	—	(30,178)	(41,954)	(37,575)	(30,178)	(41,954)	(37,575)
Future income tax expense	(36)	(101)	(32)	(81,932)	(252,111)	(59,518)	(81,968)	(252,212)	(59,550)

Future net cash flows	156	640	139	72,836	229,399	163,716	72,992	230,039	163,855
Discount to present value at 10% annual rate	(26)	(157)	(20)	(8,013)	(38,213)	(30,233)	(8,039)	(38,370)	(30,253)

Standardized measure of discounted future net cash flows	130	$483	$119	$64,823	$191,186	$133,483	$64,953	191,669	$133,602

Income taxes represent amounts payable to the Government of Gabon on profit oil as final payment of corporate income taxes and for severance taxes in Texas.

VAALCO ENERGY, INC AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING PROPERTIES

(Unaudited)

Changes in Standardized Measure of Discounted Future Net Cash Flows:

The following table sets forth the changes in standardized measure of discounted future net cash flows as follows:

(In thousands)	December 31,
	2008	2007	2006
BALANCE AT BEGINNING OF PERIOD	$191,669	$133,602	$161,209
Sales of oil and gas, net of production costs	(151,057)	(108,964)	(86,108)
Net changes in prices and production costs	(445,763)	228,256	1,254
Revisions of previous quantity estimates	79,042	86,014	(51,797)
Additions	130,431	—	52,320
Changes in estimated future development costs	(10,820)	(21,815)	(8,124)
Development costs incurred during the period	34,305	14,520	22,106
Accretion of discount	19,167	13,360	16,141
Net change in income taxes	138,485	(161,616)	8,585
Change in production rates (timing) and other	79,494	8,311	18,022

BALANCE AT END OF PERIOD	$64,953	$191,669	$133,602

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

In accordance with the guidelines of the Securities and Exchange Commission, the Company’s estimates of future net cash flow from the Company’s properties and the present value thereof are made using oil and gas contract prices in effect as of yearend and are held constant throughout the life of the properties except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. In Gabon, the price was $35.30 per bbl. In the United States, the price was $44.30 per bbl of oil and $6.07 per Mcf of gas.

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

The consortium maintains a Cost Account, which entitles it to receive 70% of the production remaining after deducting the royalty so long as there are amounts remaining in the Cost Account. At December 31, 2008,

VAALCO ENERGY, INC AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING PROPERTIES

(Unaudited)

there was $41.5 million in the cost account ($14.0 million net to the Company). As payment of corporate income taxes the consortium pays the government an allocation of the remaining “profit oil” production from the contract area ranging from 50% to 60% of the oil remaining after deducting the royalty and the cost oil. The percentage of “profit oil” paid to the government as tax is a function of production rates. So long as amounts remain in the Cost Account, the net share that the consortium receives from production can range from a low of 67.7% of production at production rate in excess of 25,000 BOPD to a high of 82.5% of production at rates below 5,000 bopd. However, when the Cost Account becomes substantially recovered, the Company only recovers ongoing operating expenses and new project capital expenditures, resulting in a higher tax rate. The Cost Account has been substantially recovered since the first quarter of 2005. During 2006, the Company cost recovered 629,000 bbls for ongoing operating expenses and capital expenditures out of a theoretical maximum Cost Oil of 1,070,000 bbls which would have been recoverable if the Cost Account was full. In 2007, the Company cost recovered 418,000 bbls for ongoing operating expenses and capital expenditures out of a theoretical maximum of 1,220,000 bbls which would have been recoverable if the Cost Account was full. The lower number of bbls cost recovered in 2007 versus 2006 was primarily due to lower capital expenditures in 2007. In 2008, the Company cost recovered 436,000 barrels out of a theoretical maximum of 1,815,000 barrels which would have been recoverable if the Cost Account was full. Also because of the nature of the Cost Account, increases in oil prices result in a lesser number of barrels required to recover costs, therefore at higher oil prices, the Company’s net reserves after taxes would decrease, but at lower prices the Company’s Cost Oil barrels increase. The Company also paid $29.7 million of royalties to the Gabon government, which is not reflected in the Company’s financial statements.

The Etame Production Sharing Contract allows for the carve-out of a development area, which was performed for the Etame, Avouma and Ebouri fields. The Etame development area has a term of 20 years and will expire in 2021. The Avouma field development area has a term of 20 years and will expire in 2025. The Ebouri field development area has a term of 20 years and will expire in 2026. The balance of the Etame Marin block comprises the exploration area, which expires in July 2009 but is extendable to 2011 via an exploration well work commitment.

Under the service contract, it is not anticipated that the Gabonese government will take physical delivery of its allocated production. Instead, the Company is authorized to sell the Gabonese government’s share of production and remit the proceeds to the Gabonese government.

The Mutamba Iroru production sharing contract entitles the Company to receive 70% of any future production remaining after deducting the royalty so long as there are amounts remaining in the Cost Account. At December 31, 2008 there was $7.4 million in the Cost Account. As payment of corporate income taxes the consortium pays the government an allocation of the remaining “profit oil” production from the contract area ranging from 50% to 63% of the oil remaining after deducting the royalty and the cost oil. The percentage of “profit oil” paid to the government as tax is a function of production rates. So long as amounts remain in the Cost Account, the net share that the consortium receives from production can range from a low of 72% of production at production rate in excess of 20,000 bopd to a high of 85% of production at rates below 7,500 bbl per day. However, when the Cost Account becomes substantially recovered, the Company only recovers ongoing operating expenses and new project capital expenditures, resulting in a higher tax rate. The Mutamba Iroru service contract provides for all commercial discoveries to be reclassified into a development area with a term of twenty years.

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