Form 10-Q
period 2009-03-31
VAALCO ENERGY INC /DE/
filed 2009-05-11
CIK 894627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-32167

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

Indicate by check mark whether the registrant submitted electronically and posted on its corporate website, if applicable, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit & post such filings).    Yes  ☒    No  ☐.

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

As of April 30, 2009, there were outstanding 58,261,682 shares of common stock, $0.10 par value per share, of the registrant.

VAALCO ENERGY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands of dollars, except number of shares and par value amounts)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$87,998	$125,425
Funds in escrow	6,912	7,445
Receivables:
Trade	8,735	9,513
Accounts with partners	326	3,796
Other	1,953	2,074
Crude oil inventory	466	1,381
Materials and supplies	399	425
Prepayments and other	2,519	2,351

Total current assets	109,308	152,410

Property and equipment - successful efforts method:
Wells, platforms and other production facilities	123,438	84,693
Undeveloped acreage	12,701	12,841
Work in progress	18,567	43,288
Equipment and other	1,568	2,844

	156,274	143,666
Accumulated depreciation, depletion and amortization	(66,476)	(61,379)

Net property and equipment	89,798	82,287

Other assets:
Deferred tax asset	1,349	1,349
Funds in escrow	16,435	15,637
Other long term assets	484	347

Total assets	$217,374	$252,030

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$29,999	$57,773
Accounts with partners	11,053	5,394

Total current liabilities	41,052	63,167

Long term debt	5,000	5,000
Asset retirement obligations	10,271	10,071

Total liabilities	56,323	78,238

VAALCO Energy Inc. shareholders’ equity:
Common stock, $0.10 par value, 100,000,000 authorized shares, 61,122,324 and 61,116,324 shares issued with 2,860,642 and 2,860,642 shares in treasury at March 31, 2009 and December 31, 2008, respectively	6,112	6,112
Additional paid-in capital	54,746	53,983
Retained earnings	104,586	117,205
Less treasury stock, at cost	(11,422)	(11,422)

Total VAALCO Energy Inc. shareholders’ equity	154,022	165,878

Noncontrolling interest	7,029	7,914

Total Equity	161,051	173,792

Total Liabilities and Equity	$217,374	$252,030

See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

(unaudited)

(in thousands of dollars, except per share amounts)

	Three months ended March 31,
	2009	2008
Revenues:
Oil and gas sales	$21,258	$42,158
Operating costs and expenses:
Production expense	5,688	4,394
Exploration expense	20,466	6,712
Depreciation, depletion and amortization	5,654	4,934
General and administrative expenses	(88)	1,987

Total operating costs and expenses	31,720	18,027

Operating income (loss)	(10,462)	24,131
Other income (expense):
Interest income	385	513
Interest expense	(15)	(364)
Other, net	466	(33)

Total other income	836	116

Income (loss) before income taxes	(9,626)	24,247
Income tax expense	2,379	21,382

Net income (loss)	(12,005)	2,865
Less net income attributable to noncontrolling interest	(614)	(1,064)

Net income (loss) attributable to VAALCO Energy Inc.	$(12,619)	$1,801

Earnings per share - basic:
Net income (loss) attributable to VAALCO Energy Inc. common shareholders	$(0.22)	$0.03

Earnings per share - diluted (1):
Net income (loss) attributable to VAALCO Energy Inc. common shareholders	$(0.22)	$0.03

Basic weighted shares outstanding	58,261	59,338

Diluted weighted average shares outstanding	58,261	59,701

See notes to unaudited condensed consolidated financial statements.

(1)	For purposes of computing EPS in a loss quarter, potential common shares are excluded from the computation of weighted average common shares outstanding as their effect is antidilutive

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

Quarter Ended March 31, 2009

(unaudited)

(in thousands of dollars)

	VAALCO Energy, Inc. Shareholders
	Retained Earnings	Common Stock	Paid-In Capital	Treasury Stock	Noncontrolling Interest	Total
Balance at January 1, 2009	$117,205	$6,112	$53,983	$(11,422)	$7,914	$173,792
Proceeds from stock issuance	—	—	23	—	—	23
Stock based compensation	—	—	740	—	—	740
Comprehensive income:
Net income (loss)	(12,619)	—	—	—	614	(12,005)
Dividends on common stock	—	—	—	—	(1,499)	(1,499)

Balance at March 31, 2009	$104,586	$6,112	$54,746	$(11,422)	$7,029	$161,051

See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

(in thousands of dollars)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(12,005)	$2,865
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion and amortization	5,654	4,934
Amortization of debt issuance costs	—	62
Unrealized foreign exchange loss (gain)	(230)	—
Dry hole costs	19,846	6,399
Stock based compensation	740	247
Change in operating assets and liabilities:
Trade receivables	778	2,952
Accounts with partners	(6,821)	(1,586)
Other receivables	(9)	141
Crude oil inventory	914	(171)
Materials and supplies	26	(57)
Deferred tax asset	—	22
Prepayments and other	(123)	50
Accounts payable and accrued liabilities	(5,846)	(1,333)
Other long term assets	(134)	—
Income taxes payable	—	(200)

Net cash provided by operating activities	2,790	14,325

CASH FLOWS FROM INVESTING ACTIVITIES
Funds in escrow, net	(266)	(2)
Property and equipment expenditures	(38,475)	(8,239)

Net cash used in investing activities	(38,741)	(8,241)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	23	—
Purchase of treasury shares	—	(1,301)
Distribution to minority interest	(1,499)	(1,499)

Net cash used in financing activities	(1,476)	(2,800)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(37,427)	3,284
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	125,425	76,450

CASH AND CASH EQUIVALENTS AT END OF PERIOD	87,998	79,734

Supplemental disclosure of cash flow information
Income taxes paid	$2,606	$20,031

Interest paid	$15	$30

Supplemental disclosure of non cash flow information
Property and equipment additions incurred during the period but not paid at period end	$7,486	$976

See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOUNTING POLICIES

The condensed consolidated financial statements of VAALCO Energy, Inc. and subsidiaries (collectively, “VAALCO” or the “Company”), included herein are unaudited, but include all adjustments consisting of normal recurring accruals which the Company deems necessary for a fair presentation of its financial position, results of operations and cash flows for the interim period. Such results are not necessarily indicative of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2008, which also contains a summary of the significant accounting policies followed by the Company in the preparation of its consolidated financial statements. These policies were also followed in preparing the quarterly report included herein. The Company follows the successful efforts method of accounting for oil and gas exploration and development costs.

VAALCO is a Houston-based independent energy company, principally engaged in the acquisition, exploration, development and production of crude oil and natural gas. VAALCO owns producing properties and conducts exploration activities as the operator of two production sharing contracts in Gabon, West Africa, conducts exploration activities in one concession in Angola, West Africa and conducts exploration activities on two blocks in the British North Sea. Domestically, the Company has interests in the Texas and Louisiana Gulf Coast area.

VAALCO’s subsidiaries holding interests in Gabon are VAALCO Energy (International), Inc., VAALCO Gabon (Etame), Inc. and VAALCO Production (Gabon), Inc. In Angola, VAALCO holds its concession interest in VAALCO Angola (Kwanza), Inc. In Great Britain, VAALCO holds its North Sea interests in VAALCO UK (North Sea), Ltd. VAALCO Energy (USA), Inc. holds interests in certain properties in the United States.

2.	EARNINGS PER SHARE

The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128 – Earnings per Share, (“EPS”). SFAS No. 128 requires the presentation of “basic” and “diluted” EPS on the face of the income statement. Basic EPS is calculated using the average number of shares of common stock outstanding during each period. Diluted EPS assumes the exercise of all stock options having exercise prices less than the average market price of the common stock using the treasury stock method. For purposes of computing EPS in a loss quarter, potential common shares are excluded from the computation of weighted average common shares outstanding as their effect is antidilutive. For the period ended March 31, 2009, 502,195 potential common shares were excluded.

Diluted Shares consist of the following:

	Three months ended
Item	March 31, 2009	March 31, 2008
Basic weighted average common stock issued and outstanding	58,261,352	59,338,013
Dilutive options	0	363,265

Total diluted shares	58,261,352	59,701,278

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Options to purchase 1,208,446 and 1,697,640 shares were excluded in the quarters ended March 31, 2009 and 2008, respectively, because they would be anti-dilutive.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

FASB Statement No. 157, Fair Value Measurements—In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and enhances disclosures about instruments carried at fair value, but does not change existing guidance as to whether or not an instrument is carried at fair value. In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 157-2, Effective Date for FASB Statement 157. This FSP permits the delayed application of SFAS 157 for all non-recurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. The Company adopted SFAS 157, as amended, on a prospective basis beginning January 1, 2008, for its financial assets and liabilities and January 1, 2009 for its non-financial assets and liabilities. The adoption of SFAS No. 157 for nonfinancial assets and liabilities did not have an impact on the Company’s consolidated results of operations or financial condition.

FASB Statement No. 141(R), Business Combinations, and FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 – The Company adopted FASB Statement No. 141(R), Business Combinations, which replaced FASB Statement No. 141, Business Combinations, (“SFAS 141(R)”) and FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, (“SFAS 160”) on January 1, 2009. These statements significantly change the accounting for business combinations and noncontrolling interests. Among other things, and compared to the predecessor guidance, these statements will require more assets acquired and liabilities assumed to be measured at fair value as of the acquisition date, liabilities related to contingent consideration to be remeasured to fair value each subsequent reporting period, an acquirer in preacquisition periods to expense all acquisition-related costs, and noncontrolling interests in subsidiaries initially to be measured at fair value and classified as a separate component of equity. SFAS 160 changes the accounting and reporting for minority interests, which are re-characterized as noncontrolling interests, and classified as a component of equity. The Company retroactively applied the presentation and disclosure requirements of SFAS 160 to all periods presented.

Final Rule, Modernization of Oil and Gas Reporting – In December 2008, the SEC released Final Rule, Modernization of Oil and Gas Reporting, to revise the existing Regulation S-K and Regulation S-X reporting requirements to align with current industry practices and technological advances. Further, the SEC on December 31, 2008, published the final rules and interpretations. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, permitting disclosure of probable and possible reserves, and changes to the pricing used to determine reserves in that companies must use a 12-month average price. The average is calculated using the first-day-of-the-month price for each of the 12 months that make up the reporting period. The SEC will require companies to

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports for fiscal years ending on or after December 15, 2009. Early adoption is not permitted. The Company is currently assessing the impact that the adoption will have on its disclosures, operating results, financial position and cash flows.

4.	STOCK-BASED COMPENSATION

Stock options are granted under the Company’s long-term incentive plan and have an exercise price that may not be less than the fair market value of the underlying shares on the date of grant. In general, stock options granted will become exercisable over a period determined by the Compensation Committee which in the past has been a five year life, with the options vesting over a three year period. In addition, stock options will become exercisable upon a change in control, unless provided otherwise by the Compensation Committee. At March 31, 2009 there were 1,570,896 shares subject to the Company’s long term incentive plan but not granted.

During the three months ended March 31, 2009, the Company granted no stock options.

For the three months ended March 31, 2009, the Company recognized non-cash compensation expense of $0.7 million, (or $0.01 per basic and diluted share), related to stock options. For the three months ended March 31, 2008, the Company recognized non-cash compensation expense of $0.2 million (or $0.00 per basic and diluted share). These amounts were recorded as general and administrative expense. Because the Company does not pay significant United States federal income taxes, no amounts were recorded for tax benefits related to excess stock based compensation deductions.

A summary of the unit option activity for the three months ended March 31, 2009 is provided below:

	Number of Units Underlying Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of period	4,763	$5.33	3.24
Granted	—	—	—
Exercised	(6)	3.85	0.79
Forfeited	(10)	4.24	4.53

Outstanding at end of period	4,747	5.33	3.19	$4.2

Exercisable at end of period	2,203	$4.93	3.00	$2.7

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option. As of March 31, 2009, unrecognized compensation costs totaled $1.6 million. The expense is expected to be recognized over a weighted average period of 1.3 years. No stock options vested during the three months ended March 31, 2009.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	GUARANTEES

In October 2007, the Company entered into an amendment to the Floating Production, Storage and Offloading (FPSO) contract for the fields within the Etame Marin block to extend the contract until September 2015. In connection with the charter of the FPSO, the Company as operator of the Etame Marin block guaranteed the charter payments through the same time period. The charter continues for two years beyond that period unless one year’s prior notice is given to the owner of the FPSO. The Company obtained several guarantees from its partners for their share of the charter payment. The Company’s share of the charter payment is 28.1%. The Company believes the need for performance under the charter guarantee is remote. The estimated obligations for the annual charter payment and the Company’s share of the charter payments through the end of the charter are as follows: (in thousands)

Year	Full Charter Payment	Company Share
2009 (remainder)	$13,129	$3,686
2010	$17,105	$4,802
2011	$16,906	$4,746
2012	$16,769	$4,708
2013	$16,814	$4,720
Thereafter	$28,346	$7,958

The Company has recorded a liability of $0.6 million at March 31, 2009 representing the guarantee’s fair value.

6.	COMMITMENTS

In January 2006, the consortium elected to extend the Etame Production Sharing Contract related to the Etame Marin block for an additional five-year term commencing July 2006. The extension consists of a three-year and a two-year follow-on term. The first term carries a minimum work obligation of one exploration well for a minimum $7.0 million exploration expenditure commitment ($2.1 million net to the Company). The exploration well commitment was met with the drilling of the North Etame prospect in February 2009, which was abandoned after encountering water bearing sands. The estimated cost of this well to the Company is $2.7 million, of which $2.4 million was charged to exploration expense in the first quarter of 2009 and $0.3 million was charged to expense in 2008. For the optional two year extension, an additional exploration well is required.

In November 2005, the Company signed a production sharing contract for the Mutamba Iroru block onshore Gabon. The five-year contract awards the Company exploration rights along the central coast of Gabon. During the first three years of the contract the Company is required to drill one exploration well and expend a minimum of $4.0 million. During the optional two-year extension to the contract, the Company is required to acquire specified levels of seismic data, drill one exploration well and expend a minimum of $5.0 million. In February 2009, the Company drilled the exploration well required under the first exploration period after receiving an extension on the first period to complete the well. The well was abandoned after encountering water bearing sands. The Company incurred $10.0 million in dry hole costs associated with the well, of which $2.5 million was charged to expense in 2008. The majority of the remainder, $7.4 million, was charged to exploration expense in the first quarter of 2009. A second exploration well was also drilled in the first quarter of 2009. The well also found water bearing sands and was abandoned. The estimated cost to the Company for this well is $13.0 million of which, $7.7 million was charged

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

to exploration expense in the first quarter of 2009. The remaining cost will be charged to exploration expense as incurred. The Company has given notice that it will enter into the second exploration period and is seeking clarification as to whether the second well drilled on the Mutamba Iroru block fulfills the exploration well commitment in the extension.

In November 2006, the Company signed a production sharing contract for Block 5 offshore Angola. The seven-year contract awards the Company exploration rights to 1.4 million acres offshore central Angola. The Company’s working interest in the contract is 40%. Additionally, the Company is required to carry the Angolan National Oil Company, Sonangol P&P, for 10% of the work program. During the first four years of the contract the consortium is required to acquire and process 1,000 square kilometers of 3-D seismic, drill two exploration wells and expend a minimum of $29.5 million ($14.8 million net to the Company). During the optional three-year extension to the contract, the consortium is required to acquire 600 square kilometers of 3-D seismic data, drill two exploration wells and expend a minimum of $27.2 million ($13.6 million net to the Company). The consortium acquired the 1,175 square kilometers of 3-D data called for in the first exploration period at a cost of $7.5 million ($3.75 million net to the Company) in January 2007. Subsequently, the consortium acquired 524 square kilometers of proprietary 3-D seismic data on the block during the fourth quarter of 2008 at a cost of $6.0 million ($3.0 million net to the Company). The Company has identified several potential exploration well locations. Assuming consortium agreement on the well objective and rig availability, the Company expects the first exploration well to be drilled in late-2009/early-2010.

In January 2008, the Company signed a farm-in agreement for a 25% working interest in Block 48/25c offshore in the British North Sea. The Company is obligated to pay its share of the drilling of one well on the block and a portion of the share of the farminee’s share of the well. The block is located in the Southern Gas Basin and an exploration well began drilling in February 2009. The well was deemed to be non-commercial and was abandoned. It is anticipated that the Company’s share of costs for this well will be approximately $9.0 million, of which $2.3 million was charged to exploration expense in the first quarter of 2009. Remaining costs will be charged to exploration expense as incurred.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	SEGMENT INFORMATION

The Company’s operations are based in Gabon, Angola, the British North Sea and in the United States. Management reviews and evaluates the operation of each geographic segment separately. The operations of all segments include exploration for and production of hydrocarbons where commercial reserves have been found and developed. Revenues are based on the location of hydrocarbon production. The Company evaluates each segment based on income (loss) from operations. Segment activity for the three months ended March 31, 2009 and 2008 are as follows: (in thousands)

2009	Gabon	Angola	North Sea	Corporate and Other	Total
Revenues	$21,231	$—	$—	$27	$21,258
Income (loss) from operations	(7,836)	(450)	(2,444)	268	(10,462)

2008
Revenues	42,100	—	—	58	42,158
Income (loss) from operations	31,752	(221)	(6,534)	(865)	24,131

VAALCO ENERGY, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report includes “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements other than statements of historical fact included in this report (and the exhibits hereto), including without limitation, statements regarding the Company’s financial position and estimated quantities and net present values of reserves, and statements preceded by, followed by or that otherwise include the word “believes,” “expects,” “anticipates,” “intends,” “projects,” “target,” “goal,” “objective,” “should,” or similar expressions or variations of such expressions are forward looking statements. The Company can give no assurances that the assumptions upon which such statements are based will prove to have been correct. Important factors that could cause actual results to differ materially from the Company’s expectations (“Cautionary Statements”) include the volatility of oil and natural gas prices; future production costs; future production quantities; the uncertainty of estimates of oil and natural gas reserves; the impact of competition; the availability and cost of seismic, drilling and other equipment; operating hazards inherent in the exploration for and production of oil and natural gas; difficulties encountered during the exploration for and production of oil and natural gas; difficulties encountered in delivering oil to commercial markets; general economic conditions, including the current economic and financial market crisis; changes in customer demand and producers’ supply; the uncertainty of the Company’s ability to attract capital; compliance with, or the effect of changes in, the foreign governmental regulations regarding the Company’s exploration and production, including those related to climate change; action of operators of the Company’s oil and natural gas properties; weather conditions; and statements set forth in the “Risk Factors” section included in the Company’s Forms 10-K. All subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified by the Cautionary Statements.

INTRODUCTION

The Company operates oil production sharing contracts in Gabon and Angola, and has interests in two blocks in the British North Sea. In addition, the Company has minor onshore and offshore domestic United States production in Texas and offshore Louisiana in the Gulf of Mexico.

The Company’s primary source of revenue is from the Etame Production Sharing Contract related to the Etame Marin block located offshore the Republic of Gabon. The Company produces from the Etame, Avouma, South Tchibala and Ebouri fields on the block. Oil production commenced from the Etame field in September 2002 and from the Avouma and South Tchibala fields in January 2007. Most recently, the Company developed the Ebouri field, which was discovered in 2004. A platform was installed in August 2008, and the first development well was drilled in late 2008. First production from this well began in January 2009. A second development well was drilled in early 2009, with production commencing from that well in April 2009. During the first three months of 2009, the Etame, Avouma, South Tchibala and Ebouri fields produced approximately 1.9 million bbls (0.45 million bbls net to the Company).

VAALCO ENERGY, INC. AND SUBSIDIARIES

Beginning in November 2008, drilling began on the first of three planned exploration wells, all of which are located within the Etame Marin block. The first of these wells, the North Ebouri, encountered substantial oil-filled Gamba sandstone, proving-up significant additional reserves north of the originally mapped field development outline. The second well, the North Etame prospect, encountered water bearing sands and has been abandoned. The timing for drilling the third prospect, the South East Etame, is dependent on consortium agreement.

Onshore Gabon, the Company has a 100% working interest in the Mutamba Iroru block located near the coast in central Gabon. The Mutamba Iroru block contains approximately 270,000 acres for exploration. The Company acquired aeromagnetic gravity data in 2008 and, together with seismic data acquired from previous operators over the block in 2006 and 2007, drilled two exploration wells on the block in 2009. Both wells encountered water bearing sands and were abandoned. Future plans for this block are being evaluated.

In November 2006, the Company signed a production sharing contract for a 40% working interest in Block 5 offshore Angola. The seven-year contract awards the Company exploration rights to approximately 1.4 million acres along the central coast of Angola. The Company has acquired approximately 1,700 square kilometers of seismic data over a portion of the Block 5 and has been interpreting the seismic data. Assuming consortium agreement on the well objective and rig availability, the Company expects the first exploration well to be drilled in late-2009/ early-2010.

In January 2008, the Company signed a farm-in agreement for a 25% working interest in Block 48/25c located in the Southern Gas Basin offshore in the British North Sea. The Company was obligated to pay its share of the drilling of one exploratory well on the block, the drilling of which took place in the first quarter of 2009. A substantial gas column was present but with low permeability and porosity. The well was deemed to be non-commercial and was abandoned.

Impact of the Current Financial and Credit Markets

The financial markets continue to undergo unprecedented disruptions. Many financial institutions have liquidity concerns prompting intervention from governments. The Company’s exposure to the disruptions in the financial markets includes the Company’s credit facility, ability to access the capital markets and investments exposure.

The Company’s credit facility extends through October 2009 and may be extended or converted into a term loan, at the Company’s option. If the disruption in the financial markets continues for an extended period of time, replacement of the credit facility may be more expensive.

Current market conditions also elevate concerns with the Company’s cash investments, which at March 31, 2009 totaled $88.0 million. With regard to the Company’s cash investments, the Company invests in bankers acceptances and money market instruments primarily with JPMorgan Chase & Co. The Company’s production in Gabon is purchased by Total Oil Trading SA, which the Company believes to be a creditworthy purchaser.

VAALCO ENERGY, INC. AND SUBSIDIARIES

Oil and gas prices are also volatile as evidenced by the recent significant decline. Continued lower commodity prices will reduce the Company’s cash flows from operations.

CAPITAL RESOURCES AND LIQUIDITY

Cash Flows

Net cash provided by operating activities for the three months ended March 31, 2009 was $2.8 million, as compared to $14.3 million for the three months ended March 31, 2008. The decrease in cash provided by operations for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 was due primarily to a decrease in working capital other than cash of $11.2 million for the three months ended March 31, 2009, compared to a use of cash for working capital other than cash of $0.2 million for the three months ended March 31, 2008.

Net cash used in investing activities for the three months ended March 31, 2009 was $38.7 million, compared to net cash used in investing activities for the three months ended March 31, 2008 of $8.2 million. For the three months ended March 31, 2009, the Company invested $16.9 million associated with the development of the Ebouri field. In addition, four unsuccessful exploration wells were charged to exploration expense in the three months ended March 31, 2009 totaling $19.8 million. For the three months ended March 31, 2008, the Company invested $4.0 million in the Etame Marin block operations for the development of the Ebouri field and completed the drilling of a dry well in the North Sea at a cost of $6.4 million for the quarter.

For the three months ended March 31, 2009, cash used in financing activities was $1.5 million consisting primarily of distributions to a minority interest. For the three months ended March 31, 2008, cash used by financing activities of $2.8 million consisted primarily of distributions to a minority interest owner of $1.5 million and purchase of treasury shares of $1.3 million.

Capital Expenditures

During the three months ended March 31, 2009, the Company incurred $12.6 million of net property and equipment additions, primarily associated with the platform and drilling of the three wells in the Ebouri field (the appraisal well plus the two development wells drilled from the Ebouri platform) totaling $16.9 million. Partially offsetting this addition were capitalized exploration well costs charged to expense during the quarter totaling $3.0 million and an equipment reduction of $1.4 million. During the remainder of 2009 in the Etame Marin block, the Company anticipates drilling one development well at a remaining cost of $9.2 million and a contingent exploration well at an estimated cost of $16.0 million. Additionally, the locations and timing for drilling the two commitment wells in Block 5 Angola remain under evaluation by the consortium. Late-2009 is the earliest projected date for the first well to be drilled. Estimated cost to the Company for the first well is projected to be $18.0 million.

VAALCO ENERGY, INC. AND SUBSIDIARIES

Oil and Gas Exploration Costs

The Company uses the “successful efforts” method of accounting for its oil and gas exploration and development costs. All expenditures related to exploration, with the exception of costs for drilling exploratory well, are charged as an expense when incurred. The costs of exploratory wells are capitalized pending determination of whether commercially producible oil and gas reserves have been discovered. If the determination is made that a well did not encounter potentially economic oil and gas quantities, the well costs are charged as an expense. For the three months ended March 31, 2009, exploration expense included dry hole costs associated with four unsuccessful exploration wells. The dry hole costs were comprised of $2.3 million associated with the Company’s participation in a well in Block 48/25c in the British North Sea, $2.4 million for the North Etame well offshore Gabon and $15.1 million for the two wells drilled in the Mutamba Iroru block onshore Gabon. Exploration expense for the three months ended March 31, 2008 included $6.4 million of dry hole costs associated with an unsuccessful well in Block 9/28d in the British North Sea.

Liquidity

Historically, the Company’s primary sources of capital have been cash flows from operations, private sales of equity, borrowings and purchase money debt. At March 31, 2009, the Company had cash of $88.0 million. The Company believes that this cash combined with cash flow from operations will be sufficient to fund the Company’s remaining 2009 capital expenditure budget, required debt service payments and additional investments in working capital resulting from potential growth. As operator of the Etame Marin block and Block 5 in Angola, the Company enters into project related activities on behalf of its working interest partners. The Company generally obtains advances from it partners prior to significant funding commitments.

In June 2005, the Company executed a loan agreement with the International Finance Corporation (“IFC”) for a $30.0 million revolving credit facility which is secured by the assets of the Company’s Gabon subsidiary. The facility extends through October 2009 at which point it can be extended or converted to a term loan. Under the revolving credit facility, the IFC holds a pledge of the Company’s interest in the Etame Marin block, and a pledge of the shares of VAALCO Gabon (Etame), Inc., the subsidiary which owns the Company’s interest in the Etame Marin block. The IFC also has a security interest in any crude oil sales contract the Company enters into for the sale of crude oil from the Etame Marin block.

Substantially all of the Company’s crude oil and gas is sold at the well head at posted or index prices under short-term contracts. In Gabon, the Company markets its crude oil under an agreement with Total Oil Trading SA (“Total”). While the loss of Total as a buyer might have a material adverse effect on the Company in the near term, management believes that the Company would be able to obtain other customers for its crude oil.

Domestically, the Company produces from wells in Brazos County Texas and offshore Louisiana in the Gulf of Mexico, which contributed $27,000 to revenues in the first quarter of 2009. Domestic production is sold via separate contracts for oil and gas. The Company has access to several alternative buyers for oil and gas sales domestically.

VAALCO ENERGY, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

Three months ended March 31, 2009 compared to three months ended March 31, 2008

Revenues

Total revenues were $21.3 million for the three months ended March 31, 2009 compared to $42.2 million for the comparable period in 2008. The Company sold approximately 503,700 net barrels of oil equivalent at an average price of $42.15 in the three months ended March 31, 2009. In the three months ended March 31, 2008, the Company sold approximately 446,000 net barrels of oil equivalent at an average price of $94.44 per barrel. Crude oil production from the Etame, Avouma, South Tchibala and Ebouri fields averaged 21,300 barrels oil per day (“BOPD”) in the three months ended March 31, 2009 compared to approximately 22,500 BOPD in the three months ended March 31, 2008. Crude oil sales are a function of the number and size of crude oil liftings in each quarter from the FPSO and thus crude oil sales do not always coincide with volumes produced in any given quarter.

Operating Costs and Expenses

Total production expenses for the three months ended March 31, 2009 were $5.7 million compared to $4.4 million in the three months ended March 31, 2008. The Company matches production expenses with crude oil sales. Any production expenses associated with unsold crude oil inventory are capitalized. Expenses in the three months ended March 31, 2009 were higher than in the three months ended March 31, 2008 due to increased sales volumes as well as higher FPSO, boat and helicopter costs.

Exploration expense was $20.5 million for the three months ended March 31, 2009 compared to $6.7 million in the comparable period in 2008. For the three months ended March 31, 2009, exploration expense consisted primarily of dry hole costs associated with four unsuccessful exploration wells. The dry hole costs included $2.3 million associated with the Company’s participation in a well in block 48/25c in the British North Sea, $2.4 million for the North Etame well offshore Gabon and $15.1 million for the two wells drilled in the Mutamba Iroru block onshore Gabon. Exploration expense for the three months ended March 31, 2008 consisted primarily of $6.4 million of dry hole costs associated with an unsuccessful well in Block 9/28d in the British North Sea and $0.3 million of other exploration costs.

Depreciation, depletion and amortization expenses were $5.7 million in the three months ended March 31, 2009 compared to $4.9 million in the three months ended March 31, 2008. The higher depreciation, depletion and amortization expenses during the three months ended March 31, 2009 compared to the three months ended March 31, 2008 are due to a higher average depletion rate following the commencement of production from the Ebouri field during the quarter.

General and administrative expenses for the three months ended March 31, 2009 and 2008 were ($0.1) million and $2.0 million for each period, respectively. The credit reported for the three months ended March 31, 2009 was partially attributable to a retroactive compensation adjustment that benefited the Company by charging the adjustment to the Gabon partners. During the three months ended March 31, 2009, the Company incurred stock based compensation expense of $0.7 million. In each of the three month periods ended March 31, 2009 and 2008, the Company benefited from overhead reimbursement associated with production and development operations on the Etame Marin block. During the three months ended March 31, 2008, the Company incurred stock based compensation expense of $0.2 million.

VAALCO ENERGY, INC. AND SUBSIDIARIES

Other Income (Expense)

Interest income received on amounts on deposit was $0.4 million in the three months ended March 31, 2009 compared to $0.5 million in the three months ended March 31, 2008. The decrease in interest income received on amounts on deposit reflects lower interest rates in 2009. Interest expense and financing charges for the IFC loan was $15,000 for the three months ended March 31, 2009 compared to $0.4 million for the three months ended March 31, 2008, reflecting interest on amounts drawn on the IFC revolver. The majority of the interest paid in 2009 was eligible for capitalization, which reduced the amount of interest expense for the three months ended March 31, 2009.

Income Taxes

Income taxes amounted to $2.4 million and $21.4 million for the three months ended March 31, 2009 and 2008, respectively. In the three months ended March 31, 2009 and in the three months ended March 31, 2008, the income taxes were all paid in Gabon. Income taxes in the three months ended March 31, 2009 were significantly lower compared to the same period in 2008 because of a fifty percent reduction in the oil revenues and a higher percentage of oil production allocated as “cost oil” vs. “profit oil”. The payment of income taxes the consortium pays the government of Gabon is an allocation of the remaining profit oil production from a contract area ranging from 50% to 60% of the oil remaining after deducting the royalty and the cost oil. Because of the capital expenditures incurred during the fourth quarter of 2008 and the first quarter of 2009, there was less production allocated as profit oil and thus a corresponding reduction in the amount of income tax paid by the Company.

Net Income (Loss)

Net loss for the three months ended March 31, 2009 was $12.0 million, compared to net income of $2.9 million for the same period in 2008. Higher exploration costs associated with dry hole write-offs and lower crude oil prices were the primary contributors to the net loss in 2009. Higher production costs and depreciation, depletion and amortization costs also contributed to the net loss for the quarter ended March 31, 2009. Net income allocated to noncontrolling interest was $0.6 million and $1.1 million in the three months ended March 31, 2009 and 2008, respectively The noncontrolling interest is associated with VAALCO Energy (International), Inc., a subsidiary that is 90.01% owned by the Company.

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

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There have been no material changes to the disclosure on this matter in our annual report on form 10-K for the year ended December 31, 2008.

ITEM 6.	EXHIBITS

(a)	Exhibits

3.	Articles of Incorporation and Bylaws

3.1	Restated Certificate of Incorporation (incorporated by reference to exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed with the Commission on July 15, 1998, Reg. No. 333-59095).

3.2	Certificate of Amendment to Restated Certificate of Incorporation (incorporated by reference to exhibit 4.2 to the Company’s Registration Statement on Form S-3 filed with the Commission on July 15, 1998, Reg. No. 333-59095).

3.3	Amended and Restated Bylaws dated February 26, 2009 filed with the Commission on March 3, 2009 (incorporated by reference to the Company’s current report on Form 8-K filed with the Commission on March 3, 2009).

31.	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Section 1350 Certificates

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VAALCO ENERGY, INC.

(Registrant)

By	/s/ GREGORY R. HULLINGER
Gregory R. Hullinger,
Chief Financial Officer
(on behalf of the Registrant and as the
principal financial officer)

Dated: May 11, 2009

EXHIBIT INDEX

Exhibits

Articles of Incorporation and Bylaws

3.1	Restated Certificate of Incorporation (incorporated by reference to exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed with the Commission on July 15, 1998, Reg. No. 333-59095).

3.2	Certificate of Amendment to Restated Certificate of Incorporation (incorporated by reference to exhibit 4.2 to the Company’s Registration Statement on Form S-3 filed with the Commission on July 15, 1998, Reg. No. 333-59095).

3.3	Amended and Restated Bylaws dated February 26, 2009 filed with the Commission on March 3, 2009 (incorporated by reference to the Company’s current report on Form 8-K filed with the Commission on March 3, 2009).

Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Section 1350 Certificates

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.