Form 10-Q
period 2009-06-30
VAALCO ENERGY INC /DE/
filed 2009-08-10
CIK 894627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant submitted electronically and posted on its corporate website, if applicable, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit & post such filings).    Yes  ☐    No  ☐.

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

As of July 31, 2009, there were outstanding 58,115,328 shares of common stock, $0.10 par value per share, of the registrant.

VAALCO ENERGY, INC. AND SUBSIDIARIES

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands of dollars, except number of shares and par value amounts)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$88,369	$125,425
Funds in escrow	6,946	7,445
Receivables:
Trade	10,564	9,513
Accounts with partners	1,265	3,796
Other	3,511	2,074
Crude oil inventory	330	1,381
Materials and supplies	400	425
Prepayments and other	1,606	2,351

Total current assets	112,991	152,410

Property and equipment - successful efforts method:
Wells, platforms and other production facilities	137,440	84,693
Undeveloped acreage	12,586	12,841
Work in progress	259	43,288
Equipment and other	2,425	2,844

	152,710	143,666
Accumulated depreciation, depletion and amortization	(71,902)	(61,379)

Net property and equipment	80,808	82,287

Other assets:
Deferred tax asset	1,349	1,349
Funds in escrow	16,585	15,637
Other long term assets	526	347

Total assets	$212,259	$252,030

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$19,077	$57,773
Accounts with partners	17,209	5,394

Total current liabilities	36,286	63,167

Long term debt	5,000	5,000
Other liabilities	1,200	—
Asset retirement obligations	10,465	10,071

Total liabilities	52,951	78,238

VAALCO Energy, Inc. shareholders’ equity:
Common stock, $0.10 par value, 100,000,000 authorized shares, 61,122,324 and 61,116,324 shares issued with 3,006,996 and 2,860,642 shares in treasury at June 30, 2009 and December 31, 2008, respectively	6,112	6,112
Additional paid-in capital	55,148	53,983
Retained earnings	102,905	117,205
Less treasury stock, at cost	(12,030)	(11,422)

Total VAALCO Energy, Inc. shareholders’ equity	152,135	165,878
Noncontrolling interest	7,173	7,914

Total Equity	159,308	173,792

Total Liabilities and Equity	$212,259	$252,030

See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

(unaudited)

(in thousands of dollars, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues:
Oil and gas sales	$32,148	$55,354	$53,406	$97,512

Operating costs and expenses:
Production expenses	4,490	4,537	10,178	8,931
Exploration expense	13,506	1,337	33,972	8,049
Depreciation, depletion and amortization	5,621	5,239	11,276	10,173
General and administrative expenses	3,940	3,566	3,851	5,553
Other operating income	(1,984)	—	(1,984)	—

Total operating costs and expenses	25,573	14,679	57,293	32,706

Operating income (loss)	6,575	40,675	(3,887)	64,806

Other income (expense):
Interest income	261	843	645	1,356
Interest expense	(126)	(55)	(141)	(419)
Other, net	574	5	1,041	(28)

Total other income (expense)	709	793	1,545	909

Income (loss) before income taxes	7,284	41,468	(2,342)	65,715
Income tax expense	7,323	26,488	9,702	47,870

Net income (loss)	(39)	14,980	(12,044)	17,845
Less net income attributable to noncontrolling interest	(1,642)	(1,953)	(2,256)	(3,017)

Net income (loss) attributable to VAALCO Energy, Inc.	$(1,681)	$13,027	$(14,300)	$14,828

Earnings per share - basic:
Net income (loss) attributable to VAALCO Energy, Inc. common shareholders	$(0.03)	$0.22	$(0.25)	$0.25

Earnings per share - diluted:
Net income (loss) attributable to VAALCO Energy, Inc. common shareholders	(0.03)	0.22	(0.25)	0.25

Basic weighted shares outstanding	58,260	58,879	58,261	59,108

Diluted weighted shares outstanding	58,260	59,626	58,261	59,700

See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(unaudited)

(in thousands of dollars)

Six Months Ended June 30, 2009

	VAALCO Energy, Inc. Shareholders
	Common Stock	Aditional Paid-In Capital	Retained Earnings	Treasury Stock	Noncontrolling Interest	Total

Balance at January 1, 2009	$6,112	$53,983	$117,205	$(11,422)	$7,914	$173,792
Proceeds from stock issuance	—	23	—	—	—	23
Stock based compensation	—	1,142	—	—	—	1,142
Treasury stock purchase	—	—	—	(608)	—	(608)
Net income (loss)	—	—	(14,300)	—	2,256	(12,044)
Dividends on common stock	—	—	—	—	(2,997)	(2,997)

Balance at June 30, 2009	$6,112	$55,148	$102,905	$(12,030)	$7,173	$159,308

Six Months Ended June 30, 2008

	VAALCO Energy, Inc. Shareholders
	Common Stock	Aditional Paid-In Capital	Retained Earnings	Treasury Stock	Noncontrolling Interest	Total

Balance at January 1, 2008	$6,105	$51,294	$87,483	$(2,552)	$8,396	$150,726
Proceeds from stock issuance	5	111	—	—	—	116
Stock based compensation	—	494	—	—	—	494
Treasury stock purchase	—	—	—	(8,870)	—	(8,870)
Net income	—	—	14,828	—	3,017	17,845
Dividends on common stock	—	—	—	—	(2,997)	(2,997)

Balance at June 30, 2008	$6,110	$51,899	$102,311	$(11,422)	$8,416	$157,314

See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

(in thousands of dollars)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(12,044)	$17,845
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	11,276	10,173
Amortization of debt issuance costs	—	93
Unrealized foreign exchange gain	(363)	—
Dry hole costs	31,984	6,399
Stock based compensation	1,142	494
Change in operating assets and liabilities:
Trade receivables	(1,051)	4,566
Accounts with partners	(8,896)	5,798
Other receivables	(1,401)	(182)
Crude oil inventory	1,050	(649)
Materials and supplies	25	(86)
Deferred tax asset	—	22
Prepayments and other	848	(1,091)
Accounts payable, accrued liabilities and other liabilities	(1,784)	12,071
Other long term assets	(179)	—
Income taxes payable	—	(200)

Net cash provided by operating activities	20,607	55,253

CASH FLOWS FROM INVESTING ACTIVITIES

Funds in escrow	(449)	(2)
Property and equipment expenditures	(59,369)	(11,367)
Reimbursement of property and equipment expenditures by partner	5,737	—

Net cash used in investing activities	(54,081)	(11,369)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from the issuance of common stock	23	116
Purchase of treasury shares	(608)	(8,870)
Distribution to noncontrolling interest	(2,997)	(2,997)

Net cash used in financing activities	(3,582)	(11,751)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(37,056)	32,133

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	125,425	76,450

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$88,369	$108,583

Supplemental disclosure of cash flow information
Income taxes paid	$8,633	$45,771

Interest paid	$15	$265

Supplemental disclosure of non cash flow information
Property and equipment additions incurred during the period but not paid at period end	$904	$4,439

See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOUNTING POLICIES

The condensed consolidated financial statements of VAALCO Energy, Inc. and subsidiaries (collectively, “VAALCO” or the “Company”), included herein are unaudited, but include all adjustments consisting of normal recurring accruals which the Company deems necessary for a fair presentation of its financial position, results of operations and cash flows for the interim period. Such results are not necessarily indicative of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2008, which also contain a summary of the significant accounting policies followed by the Company in the preparation of its consolidated financial statements. These policies were also followed in preparing the quarterly report included herein. The Company follows the successful efforts method of accounting for oil and gas exploration and development costs.

VAALCO is a Houston-based independent energy company, principally engaged in the acquisition, exploration, development and production of crude oil and natural gas. VAALCO owns producing properties and conducts exploration activities as the operator of two production sharing contracts in Gabon, West Africa, conducts exploration activities in one concession in Angola, West Africa and has recently conducted exploration activities on two blocks in the British North Sea. Domestically, the Company has minor interests in the Gulf of Mexico.

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

The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128 – Earnings per Share, (“EPS”). SFAS No. 128 requires the presentation of “basic” and “diluted” EPS on the face of the income statement. Basic EPS is calculated using the average number of shares of common stock outstanding during each period. Diluted EPS assumes the exercise of all stock options and warrants having exercise prices less than the average market price of the common stock using the treasury stock method. For purposes of computing EPS in a loss quarter, potential common shares are excluded from the computation of weighted average common shares outstanding as their effect is antidilutive. For the three and six month periods ended June 30, 2009, 502,195 and 224,422 potential common shares were excluded, respectively.

Diluted shares consist of the following:

	Three months ended		Six months ended
Item	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Basic weighted average common stock issued and outstanding	58,260,074	58,878,846	58,260,741	59,107,639
Dilutive options	0	746,802	0	592,152

Total diluted shares	58,260,074	59,625,648	58,260,741	59,699,791

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Options to purchase 2,085,612 and 1,697,640 shares were excluded in the three months and six months ended June 30, 2009, respectively, because they would have been anti-dilutive.

On September 14, 2007, the Board of Directors of the Company adopted a Rights Agreement dated as of September 14, 2007 between the Company and the Registrar and Transfer agent of the Company, as Rights Agent. The Plan created a dividend of one right for each outstanding share of the Company’s Common Stock. The rights are represented by and traded with the Company’s Common Stock. Initially, there will be no separate certificates or market for the rights. The rights do not separate from the Common Stock unless one or both of the following conditions are met: a public announcement that a person has acquired 15% or more of the Common Stock of the Company, or a tender or exchange offer is made which, if completed, would result in the bidder beneficially owning 15% or more of the Common Stock of the Company. The Rights Agreement was voted upon at the 2009 Annual Meeting of Stockholders held on June 3, 2009. Stockholders did not approve the ratification and the Company announced on July 8, 2009 that its Board of Directors has determined to redeem the rights issued under the Company’s stockholder rights plan.

3.	NEW ACCOUNTING PRONOUNCEMENTS

FASB Statement No. 157, Fair Value Measurements – In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and enhances disclosures about instruments carried at fair value, but does not change existing guidance as to whether or not an instrument is carried at fair value. In February 2008, the FASB issued FASB Staff Positions (“FSP”) SFAS 157-2, Effective Date for FASB Statement 157. This FSP permits the delayed application of SFAS 157 for all non-recurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. The Company adopted SFAS 157, as amended, on a prospective basis beginning January 1, 2008, for its financial assets and liabilities and January 1, 2009 for its non-financial assets and liabilities. The adoption of SFAS No. 157 for our nonfinancial assets and liabilities did not have an impact on the Company’s consolidated results of operations or financial condition.

FASB Statement No. 141(R), Business Combinations, and FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 – The Company adopted FASB Statement No. 141(R), Business Combinations, which replaced FASB Statement No. 141, Business Combinations, (“SFAS 141(R)”) and FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, (“SFAS 160”) on January 1, 2009. These statements significantly change the accounting for business combinations and noncontrolling interests. Among other things, and compared to the predecessor guidance, these statements will require more assets acquired and liabilities assumed to be measured at fair value as of the acquisition date, liabilities related to contingent consideration to be remeasured to fair value each subsequent reporting period, an acquirer in preacquisition periods to expense all acquisition-related costs, and noncontrolling interests in subsidiaries initially to be measured at fair value and classified as a separate component of equity. SFAS 160 changes the accounting and reporting for minority interests, which are re-characterized as noncontrolling interests, and classified as a component of equity. We retroactively applied the presentation and disclosure requirements of SFAS 160 to all periods presented.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

FASB FSPs No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments – In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. FAS 107-1”). FSP No. FAS 107-1 amends SFAS No. 107 and Accounting Principles Board (“APB”) Opinion No. 28 to require disclosures about fair value of financial instruments in interim reporting periods for publicly traded companies. We adopted the provisions and applied the presentation and disclosure requirements of this FSP for the period ending June 30, 2009.

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

FASB Statement No. 165, Subsequent Events – In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim and annual reporting periods ending after June 15, 2009. We adopted SFAS No. 165 for the period ending June 30, 2009. We evaluated subsequent events through August 10, 2009.

FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R) – In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”. Among other things, SFAS No. 167 amends FIN 46(R) to replace the calculation for determining which entities, if any, have a controlling financial interest in a variable interest entity (“VIE”) from a quantitative based risks and rewards calculation, to a qualitative approach that focuses on identifying which entities have the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and,

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the obligation to absorb losses of the entity or the right to receive benefits from the entity. This standard also requires ongoing assessments as to whether an enterprise is the primary beneficiary of a VIE (previously, reconsideration was only required upon the occurrence of specific events), modifies the presentation of consolidated VIE assets and liabilities, and requires additional disclosures about a company’s involvement in VIEs. SFAS No. 167 will be effective for the Company beginning January 1, 2010. The Company is currently assessing the impact that the adoption will have on its disclosures, operating results, financial position and cash flows.

FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 168 will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS No. 168 to have an impact on its disclosures, operating results, financial position and cash flows.

4.	STOCK-BASED COMPENSATION

Stock options are granted under the Company’s long-term incentive plan and have an exercise price that may not be less than the fair market value of the underlying shares on the date of grant. In general, stock options granted will become exercisable over a period determined by the Compensation Committee which in the past has been a five year life, with the options vesting over a three year period. In addition, stock options will become exercisable upon a change in control, unless provided otherwise by the Compensation Committee. At June 30, 2009, there were 1,570,896 shares subject to options authorized but not granted.

During the six months ended June 30, 2009, the Company granted no stock options.

For the three months and six months ended June 30, 2009, the Company recognized non-cash compensation expense of $0.4 million and $1.1 million respectively, (or $0.01 and $0.02 per basic and diluted share, respectively), related to stock options. For the three months and six months ended June 30, 2008, the Company recognized non-cash compensation expense of $0.2 million and $0.5 million, respectively (or $0.00 and $0.01 per basic and diluted share, respectively). These amounts were recorded as general and administrative expense. Because the Company does not pay significant United States taxes, no amounts were recorded for tax benefits related to excess stock based compensation deductions.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the unit option activity for the six months ended June 30, 2009 is provided below:

	Number of Shares Underlying Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)

Outstanding at beginning of period	4,763	$5.33	3.24
Granted	—	—	—
Exercised	(6)	3.85	0.54
Forfeited	(24)	6.39	4.28

Outstanding at end of period	4,733	$5.32	2.64	$1.0

Exercisable at end of period	3,371	$5.30	2.64	$1.0

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option. As of June 30, 2009, unrecognized compensation costs totaled $1.2 million. The expense is expected to be recognized over a weighted average period of 1.1 years. Stock options vested during the six months ended June 30, 2009 totaled 547,166 options.

5.	GUARANTEES

In September 2007, the Company entered into an amendment to the Floating Production, Storage and Offloading (“FPSO”) contract for the fields within the Etame Marin block to extend the contract until September 2015. In connection with the charter of the FPSO, the Company as operator of the Etame Marin block guaranteed the charter payments through the same time period. The charter continues for two years beyond that period unless one year’s prior notice is given to the owner of the FPSO. The Company obtained several guarantees from its partners for their share of the charter payment. The Company’s share of the charter payment is 28.1%. The Company believes the need for performance under the charter guarantee is remote. The estimated obligations for the annual charter payment and the Company’s share of the charter payments through the end of the charter are as follows (in thousands):

Year	Full Charter Payment	Company Share
2009 (remainder)	$8,713	$2,446
2010	$17,105	$4,802
2011	$16,906	$4,746
2012	$16,769	$4,708
2013	$16,814	$4,720
Thereafter	$28,346	$7,958

The Company has recorded a liability of $0.6 million at June 30, 2009 representing the guarantee’s fair value.

6.	COMMITMENTS

In January 2006, the partners elected to extend the Etame Production Sharing Contract related to the Etame Marin block for an additional five-year term commencing July 2006. The extension consists of a three-year and a two-year follow-on term. The first term carries a minimum work obligation of one exploration well for a minimum $7.0 million exploration expenditure commitment ($2.1 million net to the Company). The exploration well commitment was met with the drilling of the North Etame

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

prospect in February 2009, which was abandoned after encountering water bearing sands. For the optional two year extension, an additional exploration well is required.

In November 2005, the Company signed a production sharing contract for the Mutamba Iroru block onshore Gabon. The five-year contract awards the Company exploration rights along the central coast of Gabon. During the first three years of the contract the Company is required to drill one exploration well and expend a minimum of $4.0 million. During the optional two-year extension to the contract, the Company is required to acquire specified levels of seismic data, drill one exploration well and expend a minimum of $5.0 million. In February 2009, the Company drilled the exploration well required under the first exploration period after receiving an extension on the first period to complete the well. The well was abandoned after encountering water bearing sands. A second exploration well was drilled in the first quarter of 2009. The well also found water bearing sands and was abandoned. The Company has given notice that it will enter into the second exploration period and is seeking clarification as to whether the second well drilled on the Mutamba Iroru block fulfills the exploration well commitment in the extension.

In November 2006, the Company signed a production sharing contract for Block 5 offshore Angola. The seven-year contract awards the Company exploration rights to 1.4 million acres offshore central Angola. The Company’s working interest in the contract is 40%, plus the Company is required to carry the Angolan National Oil Company, Sonangol P&P, for 10% of the work program. During the first four years of the contract, the consortium is required to acquire and process 1,000 square kilometers of 3-D seismic, drill two exploration wells and expend a minimum of $29.5 million ($14.8 million net to the Company). During the optional three-year extension to the contract, the consortium is required to acquire 600 square kilometers of 3-D seismic data, drill two exploration wells and expend a minimum of $27.2 million ($13.6 million net to the Company). The consortium acquired the 1,175 square kilometers of 3-D data called for in the first exploration period at a cost of $7.5 million ($3.75 million net to the Company) in January 2007. Subsequently, the consortium acquired 524 square kilometers of proprietary 3-D seismic data on the block during the fourth quarter of 2008 at a cost of $6.0 million ($3.0 million net to the Company). The Company has identified several potential exploration well locations and expects the consortium will drill the two exploration wells in 2010.

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

7.	PARTNER REALIGNMENT AGREEMENT

On June 3, 2009, a realignment agreement was signed with a joint venture partner that originally did not participate in an appraisal well and one of the development wells in the Ebouri field, offshore Gabon. Pursuant to the realignment agreement, the joint venture partner paid its proportionate share of capital expenditures for the wells, which reduced the Company’s capital expenditures by $5.7 million. In addition the Company benefits from a $15.0 million ($6.5 million net to the Company) risk

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

premium being paid by the partner benefiting the other joint venture partners that originally participated in those two wells. In the quarter ended June 30, 2009 the Company received a $2.0 million payment from the partner and the payment was recorded as other operating income. The remaining proceeds of $4.5 million are expected to be received and recognized as income in the third quarter of 2009.

8.	TAX AUDIT

During the second quarter of 2009, the Gabon Ministry of Finance initiated a withholding tax audit for the Company’s Gabon operations for the period 2005 – 2007. The Company has discovered certain vendors’ invoices were processed without the applicable withholding tax payment being made to the Republic of Gabon. An estimate of the additional tax has been calculated resulting in an accrued liability in the amount of $0.8 million. The results of the audit are expected soon and it is expected the audit report claim will be made in excess of the amount recorded. Only after the report is received and resolved, perhaps through negotiations, will the final amount be known.

9.	REPURCHASE OF COMMON STOCK

On June 24, 2009, the Company announced that its Board of Directors has authorized the repurchase of up to $10 million of the Company’s common stock over the next 12 months. Under the share buyback program, shares of common stock will be purchased on the open market or through privately negotiated transactions from time-to-time. The share buyback program does not obligate the Company to acquire any specific number of shares in any period, and may be modified, suspended, extended or discontinued at any time without prior notice. During the quarter ended June 30, 2009 the Company repurchased 146,354 shares at an average price of $4.15 per share totaling $0.6 million. As of August 10, 2009, the Company repurchased an additional 1,353,646 shares bringing the total amount of shares repurchased in this program to 1,500,000 shares. The average price paid for all shares was $4.14 per share totaling $6.2 million.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	SEGMENT INFORMATION

The Company’s operations are based in Gabon, Angola, the British North Sea and in the United States. Management reviews and evaluates the operation of each geographic segment separately. The operations of all segments include exploration for and production of hydrocarbons where commercial reserves have been found and developed. Revenues are based on the location of hydrocarbon production. The Company evaluates each segment based on income (loss) from operations. Segment activity for the three months and six months ended June 30, 2009 and 2008 are as follows: (in thousands)

Three months ended June 30,	Gabon	Angola	North Sea	Corporate and Other	Total
2009
Revenues	$32,133	$—	$—	$15	$32,148
Income (loss) from operations	17,708	(1,688)	(6,804)	(2,641)	6,575

2008
Revenues	$55,296	$—	$—	$58	$55,354
Income (loss) from operations	45,457	(638)	179	(4,323)	40,675

Six months ended June 30,	Gabon	Angola	North Sea	Corporate and Other	Total
2009
Revenues	$53,363	$—	$—	$43	$53,406
Income (loss) from operations	9,871	(2,137)	(9,248)	(2,373)	(3,887)

2008
Revenues	$97,404	$—	$—	$107	$97,512
Income (loss) from operations	77,106	(859)	(6,355)	(5,085)	64,806

VAALCO ENERGY, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report includes “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements other than statements of historical fact included in this report (and the exhibits hereto), including without limitation, statements regarding the Company’s financial position and estimated quantities and net present values of reserves, and statements preceded by, followed by or that otherwise include the word “believes,” “expects,” “anticipates,” “intends,” “projects,” “target,” “goal,” “objective,” “should,” or similar expressions or variations of such expressions are forward looking statements. The Company can give no assurances that the assumptions upon which such statements are based will prove to have been correct. Important factors that could cause actual results to differ materially from the Company’s expectations (“Cautionary Statements”) include the volatility of oil and natural gas prices; future production costs; future production quantities; the uncertainty of estimates of oil and natural gas reserves; the impact of competition; the availability and cost of seismic, drilling and other equipment; operating hazards inherent in the exploration for and production of oil and natural gas; difficulties encountered during the exploration for and production of oil and natural gas; difficulties encountered in delivering oil to commercial markets; general economic conditions, including the current economic and financial market crisis; changes in customer demand and producers’ supply; the uncertainty of the Company’s ability to attract capital; compliance with, or the effect of changes in, the foreign governmental regulations regarding the Company’s exploration and production, including those related to climate change; action of operators of the Company’s oil and natural gas properties; political turmoil in the Republic of Gabon; weather conditions; and statements set forth in the “Risk Factors” section included in this report and in the Company’s Form 10-K. All subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified by the Cautionary Statements.

INTRODUCTION

The Company operates oil production sharing contracts in Gabon and Angola, and has non-active interests in two blocks in the British North Sea. In addition, the Company has minor onshore and offshore domestic United States production in the Gulf of Mexico.

The Company’s primary source of revenue is from the Etame Production Sharing Contract related to the Etame Marin block located offshore the Republic of Gabon. The Company produces from the Etame, Avouma, South Tchibala and Ebouri fields on the block. Oil production commenced from the Etame field in September 2002 and from the Avouma and South Tchibala fields in January 2007. Most recently, the Company developed the Ebouri field. Production from the first well in this field began in January 2009. A second development well began producing oil in April 2009. During the first six months of 2009, the Etame, Avouma, South Tchibala and Ebouri fields produced approximately 4.1 million bbls (1.0 million bbls net to the Company).

VAALCO ENERGY, INC. AND SUBSIDIARIES

Beginning in November 2008, drilling began on the first of two exploration wells, both of which are located within the Etame Marin block. The first of these wells, the North Ebouri, encountered substantial oil-filled Gamba sandstone, proving-up significant additional reserves north of the originally mapped field development outline. The second well, the North Etame prospect, encountered water bearing sands and has been abandoned. Additional drilling prospects have been identified and planning is underway to conduct a multi-well drilling program. Dependent on equipment and rig availability, drilling is expected to commence in late 2009.

Onshore Gabon, the Company has a 100% working interest in the Mutamba Iroru block located near the coast in central Gabon. The Mutamba Iroru block contains approximately 270,000 acres for exploration. The Company acquired aeromagnetic gravity data in 2008 and, together with seismic data acquired from previous operators over the Mutamba Iroru block in 2006 and 2007, drilled two exploration wells on this block in 2009. Both wells encountered water bearing sands and were abandoned. Future plans for this block are being evaluated.

In November 2006, the Company signed a production sharing contract for a 40% working interest in Block 5 offshore Angola. The seven-year contract awards the Company exploration rights to approximately 1.4 million acres along the central coast of Angola. The Company has acquired approximately 1,700 square kilometers of seismic data over a portion of the Block 5 and has been interpreting the seismic data. Assuming consortium agreement on the well objectives and rig availability, the Company expects the first of two planned exploration wells to be drilled as early as first quarter 2010.

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

Impact of the Current Financial and Credit Markets

The financial markets continue to undergo unprecedented disruptions although there are recent measures of improvement in this area. Many financial institutions have liquidity concerns prompting intervention from governments. The Company’s exposure to the disruptions in the financial markets includes the Company’s credit facility, ability to access the capital markets and investments exposure.

The Company’s credit facility extends through October 2009 and may be extended or converted into a term loan, at the Company’s option. If the disruption in the financial markets continues for an extended period of time, replacement of the credit facility may be more expensive.

Current market conditions also elevate concerns with the Company’s cash investments, which at June 30, 2009 totaled $88.4 million. With regard to the Company’s cash investments, the Company invests in bankers acceptances and money market instruments primarily with JPMorgan Chase & Co. The Company’s production in Gabon is purchased by Total Oil Trading SA (“Total”), which the Company believes to be a creditworthy purchaser.

VAALCO ENERGY, INC. AND SUBSIDIARIES

Oil and gas prices are also volatile as evidenced by the fluctuations seen in the past two years. In periods where commodity prices are relatively low, the Company’s cash flows from operations will be negatively impacted.

CAPITAL RESOURCES AND LIQUIDITY

Cash Flows

Net cash provided by operating activities for the six months ended June 30, 2009 was $20.6 million, as compared to $55.3 million for the six months ended June 30, 2008. The decrease in cash used in operations for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 was primarily due to lower net income due to lower oil prices and due to changes in working capital other than cash which used $9.8 million for the six months ended June 30, 2009, compared to an increase in working capital other than cash of $20.2 million for the six months ended June 30, 2008.

Net cash used in investing activities for the six months ended June 30, 2009 was $54.1 million, compared to net cash used in investing activities for the six months ended June 30, 2008 of $11.4 million. For the six months ended June 30, 2009, the Company incurred $32.0 million in dry hole costs and the remainder was primarily invested in the appraisal well and two development wells in the Ebouri field. For the six months ended June 30, 2008, the Company invested $5.0 million in the Etame Marin block operations for the development of the Ebouri field and completed the drilling of an unsuccessful well in the North Sea at a cost of $6.4 million for the period.

For the six months ended June 30, 2009, cash used in financing activities was $3.6 million, consisting of distributions to a noncontrolling interest owner of $3.0 million and repurchase of shares of $0.6 million. For the six months ended June 30, 2008, cash used by financing activities of $11.8 million consisted primarily of $3.0 million used for distributions to noncontrolling interest holders and repurchase of shares of $8.9 million. In addition, the Company received $0.1 million in proceeds from the issuance of common stock upon the exercise of stock options.

Capital Expenditures

During the six months ended June 30, 2009, the Company incurred $9.3 million of net property and equipment additions (including amounts carried in accounts payable at June 30, 2009), primarily associated with the drilling of the three wells in the Ebouri field (the appraisal well plus the two development wells drilled from the Ebouri platform) totaling $18.4 million. Partially offsetting these equipment additions was a realignment agreement with a joint venture partner that originally did not participate in an appraisal well and one of the development wells in the Ebouri field. Pursuant to the realignment agreement, the joint venture partner paid its proportionate share of capital expenditures for the wells, which reduced the Company’s capital expenditures by $5.7 million. Also partially offsetting the net property and equipment additions were capitalized exploration well costs charged to expense totaling $3.0 million and an equipment reduction of $0.4 million. During the remainder of 2009 in the Etame Marin block, the Company anticipates drilling one exploration well at a cost of $4.5 million and expending an additional $2.0 million for equipment for the 2010 drilling program.

VAALCO ENERGY, INC. AND SUBSIDIARIES

Liquidity

Historically, the Company’s primary sources of capital have been cash flows from operations, private sales of equity, borrowings and purchase money debt. At June 30, 2009, the Company had a cash balance of $88.4 million. The Company believes that this cash combined with cash flow from operations will be sufficient to fund the Company’s remaining 2009 capital expenditure budget, required debt service payments and additional investments in working capital resulting from potential growth. As operator of the Etame Marin block and Block 5 in Angola, the Company enters into project related activities on behalf of its working interest partners. The Company generally obtains advances from it partners prior to significant funding commitments.

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

Substantially all of the Company’s crude oil and gas is sold at the well head at posted or index prices under short-term contracts. In Gabon, the Company markets its crude oil under an agreement with Total. While the loss of Total as a buyer might have a material adverse effect on the Company in the near term, management believes that the Company would be able to obtain other customers for its crude oil.

Domestically, the Company produces from wells in Brazos County Texas and offshore in the Gulf of Mexico, which contributed $43,000 to revenues in the six months ended June 30, 2009. Domestic production is sold via separate contracts for oil and gas. The Company has access to several alternative buyers for oil and gas sales domestically.

Oil and Gas Exploration Costs

The Company uses the “successful efforts” method of accounting for its oil and gas exploration and development costs. All expenditures related to exploration, with the exception of costs of drilling exploratory wells are charged as an expense when incurred. The costs of exploratory wells are capitalized pending determination of whether commercially producible oil and gas reserves have been discovered. If the determination is made that a well did not encounter potentially economic oil and gas quantities, the well costs are charged as an expense. During the six months ended June 30, 2009, the Company spent $32.0 million on unsuccessful exploration wells, including $20.2 million for two wells in onshore Gabon, $2.7 million for a well in offshore Gabon, and $9.1 million for a well in the British North Sea.

VAALCO ENERGY, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

Three months ended June 30, 2009 compared to three months ended June 30, 2008

Revenues

Total revenues were $32.1 million for the three months ended June 30, 2009 compared to $55.4 million for the comparable period in 2008. The Company sold approximately 544,000 net barrels of oil equivalent at an average price of $59.10 per barrel in the three months ended June 30, 2009. In the three months ended June 30, 2008, the Company sold approximately 464,000 barrels of oil equivalent at an average price of $119.18 per barrel. Crude oil production from the Etame, Avouma, South Tchibala and Ebouri fields averaged 24,000 BOPD compared to approximately 21,500 BOPD in the three months ended June 30, 2008. Crude oil sales are a function of the number and size of crude oil liftings in each quarter from the FPSO and thus crude oil sales do not always coincide with volumes produced in any given quarter.

Operating Costs and Expenses

Total production expenses for the three months ended June 30, 2009 and June 30, 2008 were $4.5 million. The Company matches production expenses with crude oil sales. Any production expenses associated with unsold crude oil inventory are capitalized. Expenses in the three months ended June 30, 2009 were in aggregate the same as in the three months ended June 30, 2008, primarily due to lower fuel costs offset by the increase in oil sales volumes.

Exploration expense was $13.5 million for the three months ended June 30, 2009 compared to $1.3 million in the comparable period in 2008. For the three months ended June 30, 2009, exploration expense consisted primarily of dry hole costs totaling $12.1 million. The dry hole costs included $6.7 million for a well in the British North Sea, $5.0 million for two wells in onshore Gabon and $0.3 million for a well in offshore Gabon. Exploration expense for the three months ended June 30, 2008 consisted of aeromagnetic gravity data acquired over the Mutamba Iroru block, onshore Gabon, seismic acquisition and processing costs associated with the Company’s Etame Marin block and seismic processing costs in Angola.

Depreciation, depletion and amortization expenses were $5.6 million in the three months ended June 30, 2009 compared to $5.2 million in the three months ended June 30, 2008. The higher depreciation, depletion and amortization expenses during the three months ended June 30, 2009 compared to the three months ended June 30, 2008 are due to higher oil sales volumes.

General and administrative expenses for the three months ended June 30, 2009 and June 30, 2008 were $3.9 million and $3.6 million, for each period, respectively. Included in the general and administrative expenses for the three months ended June 30, 2009 was an expense for retirement benefits of $1.2 million. Included in the general and administrative expenses for the three months ended June 30, 2008 were non-recurring legal and solicitation costs associated with the Company’s annual meeting. Also during the three months ended June 30, 2009 and June 30, 2008, the Company incurred stock based compensation expense of $0.4 million and $0.2 million, respectively. In both of the three months ended June 30, 2009 and June 30, 2008, the Company benefited from overhead reimbursement associated with production and development operations on the Etame Marin block.

VAALCO ENERGY, INC. AND SUBSIDIARIES

Other operating income for the period ended June 30, 2009 was $2.0 million attributable to receipt of proceeds from a joint venture partner that originally elected to not participate in two wells drilled in the Ebouri field, offshore Gabon. The partner later elected to participate and paid for their proportionate share of the capital expenditures for the wells. The $2.0 million payment represents a portion of the Company’s share of an agreed risk premium benefiting the other joint venture partners that originally participated in those two wells. The remaining proceeds of $4.5 million are expected to be received and recognized as other operating income in the third quarter of 2009.

Other Income (Expense)

Other income for the three months ended June 30, 2009 and June 30, 2008 were $0.7 million and $0.8 million for each period, respectively. Included in other income for the three months ended June 30, 2009 was a foreign exchange gain of $0.6 million. Interest income received on amounts on deposit was $0.3 million in the three months ended June 30, 2009 compared to $0.8 million in the three months ended June 30, 2008. The decrease in interest income received on amounts on deposit reflects lower interest rates and amounts invested in 2009. Interest expense and financing charges for the IFC loan was $0.1 million for the three months ended June 30, 2009 compared to $0.1 million for the three months ended June 30, 2008, reflecting interest on amounts borrowed on the IFC loan, net of capitalized interest expense.

Income Taxes

Income tax expense amounted to $7.3 million and $26.5 million for the three months ended June 30, 2009 and June 30, 2008, respectively. In the three months ended June 30, 2009 and in the three months ended June 30, 2008, the income taxes were all paid in Gabon. Income taxes in the three months ended June 30, 2009 were lower due to lower oil prices and a lower percentage of oil allocated as profit oil versus cost oil which decreased taxable revenues.

Net Income (Loss)

Net loss for the three months ended June 30, 2009 was $39,000, compared to net income of $15.0 million for the same period in 2008. Lower oil prices partially offset by a higher oil sales volume and the exploration costs incurred for dry hole write-offs contributed to the lower net income in the second quarter of 2009. Net income allocated to noncontrolling interest was $1.6 million and $2.0 million in the three months ended June 30, 2009 and 2008, respectively The noncontrolling interest is associated with VAALCO Energy (International), Inc., a subsidiary that is 90.01% owned by the Company.

VAALCO ENERGY, INC. AND SUBSIDIARIES

Six months ended June 30, 2009 compared to six months ended June 30, 2008

Revenues

Total revenues were $53.4 million for the six months ended June 30, 2009 compared to $97.5 million for the comparable period in 2008. The Company sold approximately 1,047,000 net barrels of oil equivalent at an average price of $50.95 per barrel in the six months ended June 30, 2009. In the six months ended June 30, 2008, the Company sold approximately 910,000 barrels of oil equivalent at an average price of $107.06 per barrel. Crude oil production from the Etame, Avouma, South Tchibala and Ebouri fields averaged 22,700 BOPD compared to approximately 22,300 BOPD in the six months ended June 30, 2008. Crude oil sales are a function of the number and size of crude oil liftings in each quarter from the FPSO and thus crude oil sales do not always coincide with volumes produced in any given quarter.

Operating Costs and Expenses

Total production expenses for the six months ended June 30, 2009 were $10.2 million compared to $8.9 million in the six months ended June 30, 2008. The Company matches production expenses with crude oil sales. Any production expenses associated with unsold crude oil inventory are capitalized. Expenses in the six months ended June 30, 2009 were higher due to increased sales volumes as well as higher FPSO, boat and helicopter costs.

Exploration expense was $34.0 million for the six months ended June 30, 2009 compared to $8.0 million in the comparable period in 2008. Exploration expense for the six months ended June 30, 2009 included $32.0 million of dry hole costs. The dry hole costs included $9.1 million for a well in the British North Sea, $20.2 million for two wells in onshore Gabon and $2.7 million for a well in offshore Gabon. Exploration expense for the six months ended June 30, 2008 included $6.4 million of dry hole costs associated with a well drilled by the Company in the British North Sea. Also included in exploration expense were aeromagnetic gravity data acquired over the Mutamba Iroru block, onshore Gabon, and seismic costs associated with the Company’s Etame Marin block and Angola.

Depreciation, depletion and amortization expenses were $11.3 million in the six months ended June 30, 2009 compared to $10.2 million in the six months ended June 30, 2008. The higher depreciation, depletion and amortization expenses during the six months ended June 30, 2009 compared to the six months ended June 30, 2008 was due to higher volumes of oil sold.

General and administrative expenses for the six months ended June 30, 2009 and June 30, 2008 were $3.9 million and $5.6 million for each period, respectively. Included in the general and administrative expenses for the six months ended June 30, 2009 was an expense for retirement benefits of $1.2 million which was partially offset by a retroactive compensation adjustment of $0.9 million that benefited the Company by charging the adjustment to the Gabon partners. Included in the general and administrative expenses for the six months ended June 30, 2008 were non-recurring legal and solicitation costs associated with the Company’s annual meeting. During the six months ended June 30, 2009, the Company incurred $1.1 million of stock based compensation compared to $0.5 million incurred in the six months ended June 30, 2008. In both of the six months ended June 30, 2009 and June 30, 2008, the Company benefited from overhead reimbursement associated with production and development operations on the Etame Marin block.

VAALCO ENERGY, INC. AND SUBSIDIARIES

Other operating income for the period ended June 30, 2009 was $2.0 million attributable to receipt of proceeds from a joint venture partner that originally elected to not participate in two wells drilled in the Ebouri field, offshore Gabon. The partner later elected to participate and paid for their proportionate share of the capital expenditures for the wells. The $2.0 million payment represents a portion of the Company’s share of an agreed risk premium benefiting the other joint venture partners that originally participated in those two wells. The remaining proceeds of $4.5 million are expected to be received and recognized as other operating income in the third quarter of 2009.

Other Income (Expense)

Other income for the six months ended June 30, 2009 and June 30, 2008 were $1.5 million and $0.9 million for each period, respectively. The higher other income recorded in the six months ended June 30, 2009 compared to the same period in 2008 was primarily due to a foreign exchange gain of $1.0 million. Interest income received on amounts on deposit was $0.6 million in the six months ended June 30, 2009 compared to $1.4 million in the six months ended June 30, 2008. The decrease in interest income received on amounts on deposit reflects lower interest rates and amounts invested in 2009. Interest expense and financing charges was $0.1 million for the six months ended June 30, 2009 compared to $0.4 million for the six months ended June 30, 2008 all associated with the Company’s IFC loan, net of capitalized interest expense.

Income Taxes

Income tax expense amounted to $9.7 million and $47.9 million for the six months ended June 30, 2009 and June 30, 2008, respectively. In the six months ended June 30, 2009 and 2008, the income taxes were all paid in Gabon. Income taxes in the six months ended June 30, 2009 were lower due to lower oil prices and a lower percentage of oil allocated as profit oil versus cost oil which decreased taxable revenues.

Net Income (Loss)

Net loss for the six months ended June 30, 2009 was $12.0 million, compared to net income of $17.8 million for the same period in 2008. Lower oil prices partially offset by a higher oil sales volume and the exploration costs incurred for dry hole write-offs contributed to the net loss in the six months ended June 30, 2009. Net income allocated to noncontrolling interest was $2.3 million and $3.0 million in the six months ended June 30, 2009 and 2008, respectively The noncontrolling interest is associated with VAALCO Energy (International), Inc., a subsidiary that is 90.01% owned by the Company.

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

With the exception of one risk factor, we have no material changes to the disclosure on this matter in our annual report on Form 10-K for the year ended December 31, 2008. The last paragraph of the risk factor concerning control over our foreign investments has been updated and included in the following new risk factor concerning the death of the President of Gabon in June 2009:

The Presidential election in the Republic of Gabon could affect our operations and cashflows.

Almost all of our proven reserves are located offshore of the Republic of Gabon. As of June 30, 2009, we carried an investment of approximately $136.1 million (prior to depreciation, depletion, and amortization) on our balance sheet associated with the Etame, Avouma, South Tchibala and Ebouri fields in Gabon. We have operated in Gabon since 1995 and believe we have good relations with the Gabonese government.

On June 9, 2009 The President of Gabon died and in accordance with the constitution, the President of the Senate became Interim President. Under Gabon’s constitution, no person who is a government employee may run for President. As a result, several ministers, including the energy minister, have resigned to run for President. The Prime Minister was appointed to head the transitional government and to help organize the election. The election has been scheduled to take place on August 30, 2009.

While there is an established constitutional process to provide for free and fair elections, there can be no assurance that the present or future administrations in Gabon, their policies and their regulations will not have an adverse affect on the Company’s operations or cash flows.

ITEM 2.	ISSUER PURCHASES OF EQUITY SECURITIES FOR THREE MONTHS ENDED JUNE 30, 2009

The following table provides information regarding the number of shares of common stock of the Company purchased by the Company during the three months ended June 30, 2009.

	Number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 2009	—	—	—
May 2009	—	—	—
June 2009	146,354	$4.15	146,354

Total	146,354	$4.15	146,354	(See note 1)

Note 1—On June 24, 2009, the Company announced that its Board of Directors has authorized the repurchase of up to $10 million of the Company’s common stock over the next 12 months. Under the share buyback program, shares of common stock will be purchased on the open market or through privately negotiated transactions from time-to-time. The share buyback program does not obligate the Company to acquire any specific number of shares in any period, and may be modified, suspended, extended or discontinued at any time without prior notice.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on June 3, 2009, four matters were voted upon:

1. Election of Directors

The Stockholders elected, by a majority vote of shares entitled to vote at the Annual Meeting, two Class II Directors and one Class III Director to serve on the Company’s Board of Directors.

Class	Directors Elected by Stockholders	Votes Cast For	Votes Cast Against	Withheld
II	Robert H. Allen	48,031,393	0	2,957,898
II	Luigi Caflisch	48,087,708	0	2,901,583
III	Frederick W. Brazelton	48,071,902	0	2,917,389

2. Amendment of the Restated Certificate of Incorporation to Declassify the Board of Directors

Approval of the Amendment required the affirmative vote of the holders of at least 66 2/3% of the outstanding shares of Common Stock. The Stockholders approved the Amendment.

Votes Cast For	Votes Cast Against	Withheld
47,310,100	3,518,716	160,475

3. Ratification of the Rights Agreement

Ratification of the rights plan required the affirmative vote of at least a majority vote of shares entitled to vote at the Annual Meeting. Stockholders did not approve the ratification.

Votes Cast For	Votes Cast Against	Withheld
8,756,181	29,398,866	97,178

4. Ratification of Independent Registered Public Accounting Firm

The Stockholders ratified the appointment of Deloitte & Touche LLP as independent auditors of the Company.

Votes Cast For	Votes Cast Against	Withheld
49,856,338	944,697	81,947

ITEM 6.	EXHIBITS

(a)	Exhibits

3.	Articles of Incorporation and Bylaws

3.1	Restated Certificate of Incorporation (incorporated by reference to exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed with the Commission on July 15, 1998, Reg. No. 333-59095).

3.2	Certificate of Amendment to Restated Certificate of Incorporation (incorporated by reference to exhibit 4.2 to the Company’s Registration Statement on Form S-3 filed with the Commission on July 15, 1998, Reg. No. 333-59095).

3.3	Amended and Restated Bylaws dated March 24, 2005 filed with the Commission on May 2, 2005. (incorporated by reference to the Company’s quarterly report on Form 10Q for the quarter ended March 31, 2005).

31.	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Section 1350 Certificates

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VAALCO ENERGY, INC.
(Registrant)

By	/s/ GREGORY R. HULLINGER
Gregory R. Hullinger,
Chief Financial Officer (on behalf of the Registrant and as the principal financial officer)

Dated: August 10, 2009

EXHIBIT INDEX

Exhibits

Articles of Incorporation and Bylaws

3.1	Restated Certificate of Incorporation (incorporated by reference to exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed with the Commission on July 15, 1998, Reg. No. 333-59095).

3.2	Certificate of Amendment to Restated Certificate of Incorporation (incorporated by reference to exhibit 4.2 to the Company’s Registration Statement on Form S-3 filed with the Commission on July 15, 1998, Reg. No. 333-59095).

3.3	Amended and Restated Bylaws dated February 26, 2009 filed with the Commission on March 3, 2009 (incorporated by reference to the Company’s current report on Form 8-K filed with the Commission on March 3, 2009).

Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Section 1350 Certificates

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.