Form 10-Q
period 2009-09-30
VAALCO ENERGY INC /DE/
filed 2009-11-09
CIK 894627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐.

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

As of October 31, 2009, there were outstanding 56,593,564 shares of common stock, $0.10 par value per share, of the registrant.

VAALCO ENERGY, INC. AND SUBSIDIARIES

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands of dollars, except number of shares and par value amounts)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$84,386	$125,425
Funds in escrow	5,528	7,445
Receivables:
Trade	8,495	9,513
Accounts with partners	5,807	3,796
Other	5,250	2,074
Crude oil inventory	455	1,381
Materials and supplies	408	425
Prepayments and other	1,684	2,351

Total current assets	112,013	152,410

Property and equipment - successful efforts method:
Wells, platforms and other production facilities	137,553	84,693
Undeveloped acreage	12,586	12,841
Work in progress	827	43,288
Equipment and other	3,054	2,844

	154,020	143,666

Accumulated depreciation, depletion and amortization	(76,116)	(61,379)

Net property and equipment	77,904	82,287

Other assets:
Deferred tax asset	1,349	1,349
Funds in escrow	10,873	15,637
Other long term assets	347	347

Total Assets	$202,486	$252,030

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$28,598	$57,773
Current portion of long term debt	5,000	—
Accounts with partners	—	5,394

Total current liabilities	33,598	63,167

Long term debt	—	5,000
Other liabilities	1,500	—
Asset retirement obligations	10,664	10,071

Total liabilities	45,762	78,238

VAALCO Energy Inc. shareholders’ equity:
Common stock, $0.10 par value, 100,000,000 authorized shares, 61,157,324 and 61,116,324 shares issued with 4,563,760 and 2,860,642 shares in treasury at Sept. 30, 2009 and Dec. 31, 2008, respectively	6,116	6,112
Additional paid-in capital	55,641	53,983
Retained earnings	107,025	117,205
Less treasury stock, at cost	(18,623)	(11,422)

Total VAALCO Energy Inc. shareholders’ equity	150,159	165,878
Noncontrolling interest	6,565	7,914

Total Equity	156,724	173,792

Total Liabilities and Equity	$202,486	$252,030

See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

(Unaudited)

(in thousands of dollars, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues:
Oil and gas sales	$29,262	$55,543	$82,668	$153,054

Operating costs and expenses:
Production expenses	5,674	5,949	15,852	14,880
Exploration expense	853	265	34,825	8,314
Depreciation, depletion and amortization	4,413	6,034	15,689	16,207
General and administrative expenses	3,268	1,540	7,120	7,092
Other operating income	(4,519)	—	(6,504)	—

Total operating costs and expenses	9,689	13,788	66,982	46,493

Operating income	19,573	41,755	15,686	106,561

Other income (expense):
Interest income	(92)	604	554	1,960
Interest expense	(309)	(63)	(450)	(482)
Other, net	(793)	119	247	91

Total other income (expense)	(1,194)	660	351	1,569

Income before income taxes	18,379	42,415	16,037	108,130
Income tax expense	13,301	17,372	23,003	65,243

Net income (loss)	5,078	25,043	(6,966)	42,887
Less net income attributable to noncontrolling interest	(891)	(2,697)	(3,147)	(5,714)

Net income (loss) attributable to VAALCO Energy Inc.	$4,187	$22,346	$(10,113)	$37,173

Earnings per share - basic:
Net income (loss) attributable to VAALCO Energy Inc. common shareholders	$0.07	$0.38	$(0.18)	$0.63

Earnings per share - diluted:
Net income (loss) attributable to VAALCO Energy Inc. common shareholders	$0.07	$0.38	$(0.18)	$0.63

Basic weighted shares outstanding	56,790	58,244	57,765	58,818

Diluted weighted average shares outstanding	57,174	58,976	57,765	59,459

See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(in thousands of dollars)

Nine Months Ended September 30, 2009

	VAALCO Energy, Inc. Shareholders
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Noncontrolling Interest	Total

Balance at January 1, 2009	$6,112	$53,983	$117,205	$(11,422)	$7,914	$173,792

Proceeds from stock issuance	4	155	—	—	—	159

Stock based compensation	—	1,503	—	—	—	1,503

Treasury stock purchase	—	—	—	(7,201)	—	(7,201)

Net income (loss)	—	—	(10,113)	—	3,147	(6,966)

Redemption of rights agreement	—	—	(67)	—	—	(67)

Distrib. to noncontrolling interest	—	—	—	—	(4,496)	(4,496)

Balance at September 30, 2009	$6,116	$55,641	$107,025	$(18,623)	$6,565	$156,724

Nine Months Ended September 30, 2008
	VAALCO Energy, Inc. Shareholders
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Noncontrolling Interest	Total

Balance at January 1, 2008	$6,105	$51,294	$87,483	$(2,552)	$8,396	$150,726

Proceeds from stock issuance	6	122	—	—	—	128

Stock based compensation	—	745	—	—	—	745

Treasury stock purchase	—	—	—	(8,870)	—	(8,870)

Net income	—	—	37,172	—	5,714	42,886

Distrib. to noncontrolling interest	—	—	—	—	(4,995)	(4,995)

Balance at September 30, 2008	$6,111	$52,161	$124,655	$(11,422)	$9,115	$180,620

See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

(in thousands of dollars)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(6,966)	$42,887
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	15,689	16,207
Amortization of debt issuance costs	—	125
Unrealized foreign exchange gain	(456)	—
Dry hole costs	32,578	6,198
Stock based compensation	1,503	745
Change in operating assets and liabilities:
Trade receivables	1,018	(2,656)
Accounts with partners	(7,405)	3,015
Other receivables	(3,202)	(684)
Crude oil inventory	926	722
Materials and supplies	17	(85)
Deferred tax asset	—	22
Prepayments and other	763	(2,702)
Accounts payable, accrued liabilities and other liabilities	(14,731)	2,049
Other long term assets	—	(116)
Income taxes payable	—	(200)

Net cash provided by operating activities	19,734	65,527

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease (increase) in funds in escrow	6,680	(2,522)
Property and equipment expenditures	(61,585)	(22,226)
Reimbursement of property and equipment expenditures by partner	5,737	—

Net cash used in investing activities	(49,168)	(24,748)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	159	128
Purchase of treasury shares	(7,201)	(8,870)
Redemption of rights agreement	(67)	—
Distribution to noncontrolling interest	(4,496)	(4,995)

Net cash used in financing activities	(11,605)	(13,737)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(41,039)	27,042

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	125,425	76,450

CASH AND CASH EQUIVALENTS AT END OF PERIOD	84,386	103,492

Supplemental disclosure of cash flow information
Cash paid for income taxes	$21,533	$66,768

Cash paid for interest	$15	$265

Supplemental disclosure of non cash flow information
Property and equipment additions incurred during the period but not paid at period end	$592	$2,053

See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOUNTING POLICIES

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

The Company accounts for earnings per share in accordance with the FASB Topic - Earnings per Share, (“EPS”). This Topic requires the presentation of “basic” and “diluted” EPS on the face of the income statement. Basic EPS is calculated using the average number of shares of common stock outstanding during each period. Diluted EPS assumes the exercise of all stock options and warrants having exercise prices less than the average market price of the common stock using the treasury stock method. For purposes of computing EPS in a loss period, potential common shares are excluded from the computation of weighted average common shares outstanding as their effect is antidilutive. For the nine month period ended September 30, 2009, 581,540 potential common shares were excluded.

Diluted shares consist of the following:

	Three months ended		Nine months ended
Item	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Basic weighted average common stock issued and outstanding	56,789,977	58,243,758	57,765,099	58,817,577
Dilutive options	384,078	732,607	0	641,750

Total diluted shares	57,174,055	58,976,365	57,765,099	59,459,327

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Options to purchase 1,090,606 and 1,087,273 shares were excluded in the three months and nine months ended September 30, 2009, respectively, because they would have been anti-dilutive. Options to purchase 1,678,677 and 1,797,640 shares were excluded in the three months and nine months ended September 30, 2008, respectively, because they would have been anti-dilutive.

3.	NEW ACCOUNTING PRONOUNCEMENTS

Generally Accepted Accounting Principles – The Company adopted Accounting Standards Update (“ASU”): No. 2009-01, Topic 105 – Generally Accepted Accounting Principles – amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, as of September 30, 2009. Statement of Financial Accounting Standards (“SFAS”) No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification™ as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants as a result of this statement. As a result of the Company’s adoption of this ASU, references to the FASB Accounting Standards CodificationTM are included in this report.

Business Combinations and Noncontrolling Interests – The Company adopted SFAS No. 141 (R), Business Combinations (currently included in ASC 805), which replaced SFAS No. 141, Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, on January 1, 2009. These statements significantly change the accounting for business combinations and noncontrolling interests. Among other things, and compared to the predecessor guidance, these statements will require more assets acquired and liabilities assumed to be measured at fair value as of the acquisition date, liabilities related to contingent consideration to be remeasured to fair value each subsequent reporting period, an acquirer in preacquisition periods to expense all acquisition-related costs, and noncontrolling interests in subsidiaries initially to be measured at fair value and classified as a separate component of equity. SFAS 160 changes the accounting and reporting for minority interests, which are re-characterized as noncontrolling interests, and classified as a component of equity. The Company retroactively applied the presentation and disclosure requirements of SFAS 160 to all periods presented.

Fair Value Measurements and Disclosures – In September 2006, the FASB issued SFAS 157, Fair Value Measurements (currently included in ASC 820), which defines fair value, establishes a framework for measuring fair value and enhances disclosures about instruments carried at fair value, but does not change existing guidance as to whether or not an instrument is carried at fair value. In February 2008, the FASB issued FASB Staff Positions (“FSP”) SFAS 157-2, Effective Date for FASB Statement 157. This FSP permits the delayed application of SFAS 157 for all non-recurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. The Company adopted SFAS 157, as amended, on a prospective basis beginning January 1, 2008, for its financial assets and liabilities and January 1, 2009 for its non-financial assets and liabilities. The adoption of SFAS No. 157 for our nonfinancial assets and liabilities did not have an impact on the Company’s consolidated results of operations or financial condition.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company adopted FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (currently included in ASC 825-10-65-1), as of June 30, 2009. This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP also requires disclosure about the methods and significant assumptions used to estimate the fair value of financial instruments and changes in those methods and significant assumptions, if any, during the period.

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

Subsequent Events – The Company adopted SFAS No. 165, Subsequent Events (currently included in ASC 855-10), as of June 30, 2009. This statement requires the disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued. The Company has evaluated subsequent events through November 9, 2009, the date the financial statements were issued.

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

Consolidation – In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (pending integration to the ASC). This statement amends FASB Interpretation No. (“FIN”) 46(R), Consolidation of Variable Interest Entities, to replace the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with a qualitative approach. This new approach focuses on identifying which

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity, and it requires additional disclosures about an enterprise’s involvement in variable interest entities. This statement will be effective for the Company beginning January 1, 2010. The Company is currently assessing the impact that the adoption will have on its disclosures, operating results, financial position and cash flows.

4.	STOCK-BASED COMPENSATION

Stock options are granted under the Company’s long-term incentive plan and have an exercise price that may not be less than the fair market value of the underlying shares on the date of grant. In general, stock options granted will become exercisable over a period determined by the Compensation Committee which in the past has been a five year life, with the options vesting over a three year period. In addition, stock options will become exercisable upon a change in control, unless provided otherwise by the Compensation Committee. At September 30, 2009, there were 1,570,896 shares subject to options authorized but not granted.

During the nine months ended September 30, 2009, the Company granted no stock options.

For the three months and nine months ended September 30, 2009, the Company recognized non-cash compensation expense of $0.4 million and $1.5 million respectively, related to stock options. For the three months and nine months ended September 30, 2008, the Company recognized non-cash compensation expense of $0.2 million and $0.7 million, respectively. These amounts were recorded as general and administrative expense. Because the Company does not pay significant United States taxes, no amounts were recorded for tax benefits related to excess stock based compensation deductions.

A summary of the stock option activity for the nine months ended September 30, 2009 is provided below:

	Number of Shares Underlying Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of period	4,763	$5.33	3.24
Granted	—	—	—
Exercised	(41)	3.85	0.04
Forfeited	(205)	7.79	0.34

Outstanding at end of period	4,517	$5.23	2.50	$4.0

Exercisable at end of period	3,158	$5.17	2.50	$4.0

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option. As of September 30, 2009, unrecognized compensation costs totaled $0.9 million. The expense is expected to be recognized over a weighted average period of one year. No stock options vested during the nine months ended September 30, 2009.

5.	GUARANTEES

In September 2007, the Company entered into an amendment to the Floating Production, Storage and Offloading (“FPSO”) contract for the fields within the Etame Marin block to extend the contract until September 2015. In connection with the charter of the FPSO, the Company, as operator of the Etame field, guaranteed the charter payments through the same time period. The charter continues for two years beyond that period unless one year’s prior notice is given to the owner of the FPSO. The Company obtained several guarantees from its partners for their share of the charter payment. The Company’s share of the charter payment is 28.1%. The Company believes the need for performance under the charter guarantee is remote. The estimated obligations for the annual charter payment and the Company’s share of the charter payments through the end of the charter are as follows: (in thousands)

Year	Full Charter Payment	Company Share
2009 (remainder)	$4,373	$1,228
2010	$17,171	$4,820
2011	$16,971	$4,764
2012	$16,833	$4,726
2013	$16,879	$4,739
Thereafter	$28,454	$7,988

The Company has recorded a liability of $0.6 million at September 30, 2009 representing the guarantee’s fair value.

6.	COMMITMENTS

In January 2006, the partners elected to extend the Etame Production Sharing Contract related to the Etame Marin block for an additional five-year term commencing July 2006. The extension consists of a three-year and a two-year follow-on term. The first term carries a minimum work obligation of one exploration well for a minimum $7.0 million exploration expenditure commitment ($2.1 million net to the Company). The exploration well commitment was met with the drilling of the North Etame prospect in February 2009, which was abandoned after encountering water bearing sands. For the optional two year extension, an additional exploration well is required. The Company is pursuing the extension and is working on the terms with the Republic of Gabon.

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

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

encountering water bearing sands. A second exploration well was drilled in the first quarter of 2009. The well also found water bearing sands and was abandoned. The Company has given notice that it will enter into the second exploration period and is seeking clarification as to whether the second well drilled on the Mutamba Iroru block fulfills the exploration well commitment in the extension.

In November 2006, the Company signed a production sharing contract for Block 5 offshore Angola. The seven-year contract awards the Company exploration rights to 1.4 million acres offshore central Angola. The Company’s working interest in the contract is 40%, plus the Company is required to carry the Angolan National Oil Company, Sonangol P&P, for 10% of the work program. During the first four years of the contract, the consortium is required to acquire and process 1,000 square kilometers of 3-D seismic, drill two exploration wells and expend a minimum of $29.5 million ($14.8 million net to the Company). During the optional three-year extension to the contract, the consortium is required to acquire 600 square kilometers of 3-D seismic data, drill two exploration wells and expend a minimum of $27.2 million ($13.6 million net to the Company). The consortium acquired the 1,175 square kilometers of 3-D data called for in the first exploration period at a cost of $7.5 million ($3.75 million net to the Company) in January 2007. Subsequently, the consortium acquired 524 square kilometers of proprietary 3-D seismic data on the block during the fourth quarter of 2008 at a cost of $6.0 million ($3.0 million net to the Company), and this seismic data is currently being processed. The Company has identified several potential exploration well locations and expects the consortium will drill the two exploration wells in the second half of 2010.

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

On June 3, 2009, a realignment agreement was signed with a joint venture partner that originally did not participate in an appraisal well and one of the development wells in the Ebouri field, offshore Gabon. Pursuant to the realignment agreement, the joint venture partner paid its proportionate share of capital expenditures for the wells, which reduced the Company’s capital expenditures by $5.7 million. In addition, the Company benefits from a $15.0 million ($6.5 million net to the Company) risk premium being paid by the partner benefiting the other joint venture partners that originally participated in those two wells. In the quarter ended June 30, 2009, the Company received a $2.0 million payment from the partner and the payment was recorded as other operating income. The remaining proceeds of $4.5 million were received and recognized as other operating income in the third quarter of 2009.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	TAX AUDIT

During the second quarter of 2009, the Gabon Ministry of Finance initiated a withholding tax audit for the Company’s Gabon operations for the period 2005 through 2007. The results of the audit were received on September 22, 2009 and the Ministry of Finance has asserted a claim of $3.1 million net to the Company plus penalties of $1.5 million net to the Company. The Company has replied, contesting much of the claim for the underpayment of withholding tax primarily on the basis that withholding tax did not apply for the goods or services involved. As of November 6, 2009, the Company has not received a reply from the Ministry of Finance. However, in preparing its response, the Company identified some invoices which were paid to certain vendors without calculating and paying the appropriate withholding tax to the Republic of Gabon. An additional estimated liability of $0.6 million net to the Company was recorded in the third quarter of 2009 considering the audit claim plus an estimate for the 2008 and 2009 timeframe. This amount is in addition to the $0.4 million net to the Company recorded as an accrued liability in the second quarter of 2009. The actual amount to settle the audit claim will not be known until a reply is received and the matter is resolved, perhaps through negotiations. The actual amount to correct the tax payments for the 2008 and 2009 timeframe will not be known until clarity of the tax application is known by virtue of resolving the audit.

9.	REPURCHASE OF COMMON STOCK

On June 24, 2009, the Company announced that its Board of Directors has authorized the repurchase of up to $10 million of the Company’s common stock over the next 12 months. Under the share buyback program, shares of common stock will be purchased on the open market or through privately negotiated transactions from time-to-time. The share buyback program does not obligate the Company to acquire any specific number of shares in any period, and may be modified, suspended, extended or discontinued at any time without prior notice. During the quarter ended June 30, 2009, the Company repurchased 146,354 shares at an average price of $4.15 per share totaling $0.6 million. During the quarter ended September 30, 2009, the Company repurchased an additional 1,556,764 shares at an average price of $4.24 per share totaling $6.6 million. Total repurchases under this program as of November 9, 2009 are 1,703,118 shares acquired at an average price of $4.23 totaling $7.2 million.

10.	REDEMPTION OF RIGHTS AGREEMENT

On September 14, 2007, the Board of Directors of the Company adopted a Rights Agreement dated as of September 14, 2007 between the Company and the Registrar and Transfer agent of the Company, as Rights Agent. Ratification of the rights plan required the affirmative vote of at least a majority vote of shares entitled to vote at the June 3, 2009 Annual Meeting. Stockholders did not approve the ratification. The Rights Agreement was redeemed at the rate of  1/10th of $.01 per share and paid to shareholders at a cost to the Company of $67,000.

11.	TERMINATION OF IFC CREDIT FACILITY

In June 2005, the Company executed a loan agreement with the International Finance Corporation (“IFC”) for a $30.0 million revolving credit facility secured by the assets of the Company’s Gabon subsidiary. The Company was required to comply with certain covenants including maintaining certain loan to property value ratios and interest coverage ratios. This facility became

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

effective during the first quarter of 2006 and replaced an existing term credit facility, which was paid in full on February 15, 2006. The Company had drawn a balance of $5.0 million on the facility at September 30, 2009.

The facility was available to finance the Ebouri field development activities or other Etame Marin block projects. Under the loan agreements, the IFC held a pledge of the Company’s interest in the Etame Marin block, and a pledge of the shares of VAALCO Gabon (Etame), Inc., the subsidiary which owns the Company’s interest in the Etame Marin block. The IFC also had a security interest in the crude oil sales contract with Total Oil Trading SA (“Total”).

The facility extended until October 2009 at which point it could be extended by mutual agreement, and the loan drawdown amount could be converted to a term loan at the Company’s option. Because of the Company’s limited use of the facility, the IFC elected to not extend an offer to extend the unused capacity in the credit facility. The Company elected to not convert the loan balance to a term loan and instead repaid the loan balance plus interest in mid-October 2009.

12.	SEGMENT INFORMATION

The Company’s operations are based in Gabon, Angola, the British North Sea and in the United States. Management reviews and evaluates the operation of each geographic segment separately. The operations of all segments include exploration for and production of hydrocarbons where commercial reserves have been found and developed. Revenues are based on the location of hydrocarbon production. The Company evaluates each segment based on income (loss) from operations. Segment activity for the three months and nine months ended September 30, 2009 and 2008 are as follows: (in thousands)

Three months ended September 30,			North Sea	Corporate and Other
	Gabon	Angola			Total
2009
Revenues	$29,243	$—	$—	$19	$29,262
Income (loss) from operations	22,504	(355)	(123)	(2,453)	19,573

2008
Revenues	55,458	—	—	85	55,543
Income (loss) from operations	43,875	(359)	157	(1,918)	41,755

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine months ended September 30,			North Sea	Corporate and Other
	Gabon	Angola			Total
2009
Revenues	$82,607	$—	$—	$61	$82,668
Income (loss) from operations	32,376	(2,492)	(9,371)	(4,827)	15,686

2008
Revenues	152,862	—	—	192	153,054
Income (loss) from operations	120,980	(1,218)	(6,198)	(7,003)	106,561

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company’s primary source of revenue is from the Etame Production Sharing Contract related to the Etame Marin block located offshore the Republic of Gabon. The Company has a 30.35% interest (28.1% net interest after the government back-in) in the block and produces from the Etame, Avouma, South Tchibala and Ebouri fields on the block. Oil production commenced from the Etame field in September 2002 and from the Avouma and South Tchibala fields in January 2007. Most recently, the Company developed the Ebouri field. Production from the first well in this field began in January 2009. A second development well began producing oil in April 2009. During the first nine months of 2009, the Etame, Avouma, South Tchibala and Ebouri fields produced approximately 6.2 million barrels (1.5 million barrels net to the Company).

Beginning in November 2008, drilling began on the first of two exploration wells, both of which are located within the Etame Marin block. The first of these wells, the North Ebouri, encountered substantial oil-filled Gamba sandstone, proving-up significant additional reserves north of the originally mapped field development outline. The second well, the North Etame prospect, encountered water bearing sands and has been abandoned. Additional drilling prospects have been identified and planning is underway to conduct a multi-well drilling program which is expected to commence in December 2009.

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

In November 2006, the Company signed a production sharing contract for a 40% working interest in Block 5 offshore Angola. The seven-year contract awards the Company exploration rights to approximately 1.4 million acres along the central coast of Angola. The Company has acquired approximately 1,700 square kilometers of seismic data over a portion of the Block 5 and has been interpreting the seismic data. Assuming consortium agreement on the well objectives and rig availability, the Company expects to begin drilling the two exploration wells in the second half of 2010.

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

Impact of the Current Financial and Credit Markets

The financial markets continue to undergo unprecedented disruptions although there are recent measures of improvement in this area. Many financial institutions have had liquidity concerns prompting intervention from governments. The Company’s exposure to the disruptions in the financial markets includes the Company’s ability to access the capital markets and investments exposure.

Because of limited use, the Company’s credit facility with the International Finance Corporation (“IFC”) was terminated in October 2009 and the outstanding loan balance was repaid in mid-October 2009. The Company does not believe that it is necessary to replace the facility at this time. However, if the disruption in the financial markets continues for an extended period of time, replacement of the credit facility may be more expensive.

Current market conditions also elevate concerns with the Company’s cash investments, which at September 30, 2009 totaled $100.8 million including funds in escrow. With regard to the Company’s cash investments, the Company invests in bankers acceptances and money market instruments primarily with JPMorgan Chase & Co. The Company’s production in Gabon is purchased by Total Oil Trading SA (“Total”), which the Company believes to be a creditworthy purchaser.

Oil and gas prices are also volatile as evidenced by the fluctuations seen in the past two years. In periods where commodity prices are relatively low, the Company’s cash flows from operations will be negatively impacted.

CAPITAL RESOURCES AND LIQUIDITY

Cash Flows

Net cash provided by operating activities for the nine months ended September 30, 2009 was $19.6 million, as compared to $65.5 million for the nine months ended September 30, 2008. The decrease in net cash provided by operations for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 was primarily due to lower net income and changes in working capital other than cash which used $22.7 million for the nine months ended September 30, 2009, compared to $0.6 million used for the nine months ended September 30, 2008.

Net cash used in investing activities for the nine months ended September 30, 2009 was $49.1 million, compared to net cash used in investing activities for the nine months ended September 30, 2008 of $24.7 million. For the nine months ended September 30, 2009, the Company incurred $32.6 million in dry hole costs and the remaining cash used in investing activities was primarily invested in an appraisal well and two development wells in the Ebouri field. For the nine months ended September 30, 2008, the Company invested $16.0 million in the Etame Marin block operations, primarily for development of the Ebouri field and incurred $6.2 million of dry hole costs for a British North Sea well.

For the nine months ended September 30, 2009, cash used in financing activities was $11.6 million, consisting primarily of distributions to a noncontrolling interest holder of $4.5 million and purchase of treasury shares worth $7.2 million. For the nine months ended September 30, 2008, cash used in financing activities was $13.7 million consisting of $5.0 million used for distributions to a noncontrolling interest holder and $8.9 million for the purchase of treasury shares.

Capital Expenditures

During the nine months ended September 30, 2009, the Company invested $20.9 million in net property and equipment additions (including amounts carried in accounts payable at September 30, 2009 and excluding exploration dry hole costs), primarily associated with the drilling of the three wells in the Ebouri field (the appraisal well plus the two development wells drilled from the Ebouri platform) totaling $19.9 million. Partially offsetting these equipment additions was a realignment agreement with a joint venture partner that originally did not participate in an appraisal well and one of the development wells in the Ebouri field. Pursuant to the realignment agreement, the joint venture partner paid its proportionate share of capital expenditures for the wells, which reduced the Company’s property and equipment by $5.7 million. Also partially offsetting the net property and equipment additions were 2008 capitalized exploration well costs that were subsequently charged to expense in 2009 totaling $3.0 million. During the remainder of 2009, the Company anticipates drilling one exploration well in the Etame Marin block at a cost of $4.4 million and expending an additional $2.0 million for equipment for the 2010 drilling program.

Liquidity

Historically, the Company’s primary sources of capital have been cash flows from operations, private sales of equity, and debt. At September 30, 2009, the Company had cash of $100.8 million including amounts in escrow. The Company believes that this cash combined with cash flow from operations will be sufficient to fund the Company’s remaining 2009 and 2010 capital expenditure budgets, and operational needs. The Company invests cash, not required for immediate operational and capital expenditure needs, in short-term bankers acceptance and money market instruments primarily with JPMorgan Chase & Co. As operator of the Etame Marin block and Block 5 in Angola, the Company enters into project related activities on behalf of its working interest partners. The Company generally obtains advances from it partners prior to significant funding commitments.

In June 2005, the Company executed a loan agreement with the IFC for a $30.0 million revolving credit facility which is secured by the assets of VAALCO Gabon (Etame), Inc., the subsidiary which owns the Company’s interest in the Etame Marin block. Because of limited use of the credit facility by the Company, the IFC elected not to offer an extension of the undrawn balance capacity. Although the loan balance could have been converted to a term loan, the Company, decided to repay the outstanding debt obligation of $5 million plus interest in mid-October 2009. Under the revolving credit facility, the IFC held a pledge of the Company’s interest in the Etame Marin block, and a pledge of the shares of VAALCO Gabon (Etame), Inc. The IFC also had a security interest in any crude oil sales contract the Company entered into for the sale of crude oil from the Etame Marin block. The pledges are in the process of being released. The Company does not have plans to replace the credit facility at this time.

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

Domestically, the Company produces from wells in Brazos County Texas and offshore in the Gulf of Mexico, which contributed $61,000 to revenues in the nine months ended September 30, 2009. Domestic production is sold via separate contracts for oil and gas. The Company has access to several alternative buyers for oil and gas sales domestically.

Oil and Gas Exploration Costs

The Company uses the “successful efforts” method of accounting for its oil and gas exploration and development costs. All expenditures related to exploration, with the exception of costs of drilling exploratory wells, are charged as an expense when incurred. The costs of exploratory wells are capitalized pending determination of whether commercially producible oil and gas reserves have been discovered. If the determination is made that a well did not encounter potentially economic oil and gas quantities, the well costs are charged as an expense. During the nine months ended September 30, 2009, the Company spent $32.6 million on unsuccessful exploration wells, including $20.7 million for two wells in onshore Gabon, $2.7 million for a well in offshore Gabon, and $9.2 million for a well in the British North Sea.

RESULTS OF OPERATIONS

Three months ended September 30, 2009 compared to three months ended September 30, 2008

Revenues

Total revenues were $29.3 million for the three months ended September 30, 2009 compared to $55.5 million for the comparable period in 2008. The Company sold approximately 436,000 net barrels of oil equivalent at an average price of $67.07 per barrel in the three months ended September 30, 2009. In the three months ended September 30, 2008, the Company sold approximately 517,000 barrels of oil equivalent at an average price of $107.48 per barrel. Crude oil production from the Etame, Avouma, South Tchibala and Ebouri fields averaged 23,300 barrels of oil per day (“BOPD”) in the three months ended September 30, 2009 compared to approximately 20,800 BOPD in the three months ended September 30, 2008. Crude oil sales are a function of the number and size of crude oil liftings in each quarter from the FPSO and thus crude oil sales do not always coincide with volumes produced in any given quarter.

Operating Costs and Expenses

Total production expenses for the three months ended September 30, 2009 were $5.7 million compared to $5.9 million in the three months ended September 30, 2008. The Company matches production expenses with crude oil sales. Any production expenses associated with unsold crude oil inventory are capitalized. Production expenses in the three months ended September 30, 2009 were slightly lower than in the three months ended September 30, 2008 due to higher unsold crude oil inventory offset by higher FPSO costs.

Exploration expense was $0.9 million for the three months ended September 30, 2009 compared to $0.3 million in the comparable period in 2008. For the three months ended September 30, 2009, exploration expense consisted primarily of additional dry hole costs incurred on the two unsuccessful exploration wells in onshore Gabon of $0.5 million and $0.1 million for the unsuccessful exploration well in the British North Sea. Exploration expense for the three months ended September 30, 2008 consisted of seismic processing costs in Angola.

Depreciation, depletion and amortization expenses were $4.4 million in the three months ended September 30, 2009 compared to $6.0 million in the three months ended September 30, 2008. The lower depreciation, depletion and amortization expenses during the three months ended September 30, 2009 compared to the three months ended September 30, 2008 was primarily due to lower volumes of oil sold.

General and administrative expenses for the three months ended September 30, 2009 and 2008 were $3.3 million and $1.5 million for each period, respectively. Included in the general and administrative expenses for the three months ended September 30, 2009 was an expense for retirement benefits of $0.3 million, and other employee related expenses of $0.4 million. During the three months ended September 30, 2009 and September 30, 2008, the Company incurred stock based compensation expense of $0.4 million and $0.2 million, respectively. In the three months ended September 30, 2009, the Company benefited from overhead reimbursement associated with production and development operations on the Etame Marin block which reduced general and administrative expenses by $0.3 million compared to a $0.6 million reduction of general and administrative expenses in the three months ended September 30, 2008. Included in the general and administrative expenses for the three months ended September 30, 2008 were non-recurring legal and solicitation costs associated with the Company’s annual meeting.

Other operating income for the period ended September 30, 2009 was $4.5 million attributable to receipt of proceeds from a joint venture partner that originally elected to not participate in two wells drilled in the Ebouri field, offshore Gabon. The partner later elected to participate and paid for their proportionate share of the capital expenditures for the wells. The $4.5 million payment received in the period ended September 30, 2009 plus the $2.0 million payment received in the period ended June 30, 2009 represents the Company’s share of an agreed risk premium benefiting the other joint venture partners that originally participated in those two wells.

Other Income (Expense)

Other expense was $1.2 million in the three months ended September 30, 2009 compared to $0.6 million in other income in the three months ended September 30, 2008. The increase in other expense in the three months ended September 30, 2009 included foreign exchange losses of $0.8 million, an interest adjustment to interest accrued on an escrow account of $0.2 million and lower interest rates on deposits in the three months ended September 30, 2009 as compared to the same period of 2008.

Income Taxes

Income taxes amounted to $13.3 million and $17.4 million for the three months ended September 30, 2009 and 2008, respectively. In the three months ended September 30, 2009 and in the three months ended September 30, 2008, the income taxes were all paid in Gabon. Income taxes in the three months ended September 30, 2009 were lower due to lower oil prices and crude oil sales volumes, which decreased taxable revenues.

Net Income

Net income for the three months ended September 30, 2009 was $5.1 million, compared to net income of $25.0 million for the same period in 2008. Lower oil prices and lower crude volumes sold were the primary reasons for the lower net income in 2009. Net income allocated to noncontrolling interest was $0.9 million and $2.7 million in the three months ended September 30, 2009 and 2008, respectively. The noncontrolling interest is associated with VAALCO Energy (International), Inc., a subsidiary that is 90.01% owned by the Company.

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008

Revenues

Total revenues were $82.7 million for the nine months ended September 30, 2009 compared to $153.1 million for the comparable period in 2008. The Company sold approximately 1,483,000 net barrels of oil equivalent at an average price of $55.69 per barrel in the nine months ended September 30, 2009. In the nine months ended September 30, 2008, the Company sold approximately 1,428,000 barrels of oil equivalent at an average price of $107.21 per barrel. Crude oil production from the Etame, Avouma, South Tchibala and Ebouri fields averaged 22,900 BOPD in the nine months ended September 30, 2009 compared to approximately 21,800 BOPD in the nine months ended September 30, 2008. Crude oil sales are a function of the number and size of crude oil liftings in each quarter from the FPSO and thus crude oil sales do not always coincide with volumes produced in any given quarter.

Operating Costs and Expenses

Total production expenses for the nine months ended September 30, 2009 were $15.9 million compared to $14.9 million in the nine months ended September 30, 2008. The Company matches production expenses with crude oil sales. Any production expenses associated with unsold crude oil inventory are capitalized. Production expenses in the nine months ended September 30, 2009 were higher than in the nine months ended September 30, 2008 primarily due to increased sales volumes and higher FPSO costs.

Exploration expense was $34.8 million for the nine months ended September 30, 2009 compared to $8.3 million in the comparable period in 2008. Exploration expense for the nine months ended September 30, 2009 included $32.6 million of dry hole costs. The dry hole costs included $9.2 million for a well in the British North Sea, $20.7 million for two wells in onshore Gabon and $2.7 million for a well in offshore Gabon. Additionally, seismic processing costs in Angola totaled $0.8 million for the nine months ended September 30, 2009. Exploration expense for the nine months ended September 30, 2008 included $6.4 million of dry hole costs associated with a well drilled by the Company in the British North Sea. Also included in 2008 exploration expenses were aeromagnetic gravity data acquired over the Mutamba Iroru block, onshore Gabon, and seismic costs associated with the Company’s Etame Marin block and Angola.

Depreciation, depletion and amortization expenses were $15.7 million in the nine months ended September 30, 2009 compared to $16.2 million in the nine months ended September 30, 2008. The lower depreciation, depletion and amortization expenses during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 were due to lower depletion rates, primarily associated with the Avouma field. The lower depletion rates more than offset the slightly higher volumes of crude sold in the nine months ended September 30, 2009 compared to the same time period in 2008.

General and administrative expenses for the nine months ended September 30, 2009 and 2008 were $7.1 million for each period. Included in the general and administrative expenses for the nine months ended September 30, 2009 was an expense for retirement benefits of $1.5 million which was partially offset by a retroactive compensation adjustment of $0.9 million that benefited the Company by charging the adjustment to the Gabon partners. During the nine months ended September 30, 2009, the Company incurred $1.5 million of stock based compensation compared to $0.7 million incurred in the nine months ended September 30, 2008.

Included in the general and administrative expenses for the nine months ended September 30, 2008 were non-recurring legal and solicitation costs associated with the Company’s annual meeting. In both of the nine months ended September 30, 2009 and September 30, 2008, the Company benefited from overhead reimbursement associated with production and development operations on the Etame Marin block.

Other operating income for the nine months ended September 30, 2009 was $6.5 million attributable to receipt of proceeds from a joint venture partner that originally elected to not participate in two wells drilled in the Ebouri field, offshore Gabon. The partner later elected to participate and paid for their proportionate share of the capital expenditures for the wells. The $4.5 million payment received in the period ended September 30, 2009 plus the $2.0 million payment received in the period ended June 30, 2009 represents the Company’s share of an agreed risk premium benefiting the other joint venture partners that originally participated in those two wells.

Other Income (Expense)

Other income for the nine months ended September 30, 2009 and 2008 were $0.4 million and $1.6 million, respectively. Interest income received on amounts on deposit was $0.5 million in the nine months ended September 30, 2009 compared to $2.0 million in the nine months ended September 30, 2008. The decrease in interest income received on amounts on deposit reflects lower interest rates and amounts invested in 2009. Interest expense and financing charges was $0.5 million, net of capitalized interest expense in both the nine months ended September 30, 2009 and 2008, all associated with the Company’s IFC loan.

Income Taxes

Income taxes amounted to $23.0 million and $65.2 million for the nine months ended September 30, 2009 and 2008, respectively. In the nine months ended September 30, 2009 and 2008, the income taxes were all paid in Gabon. The lower income taxes paid in Gabon in nine months ended September 30, 2009 were due to substantially lower oil prices, which decreased taxable revenues.

Net Income

Net loss for the nine months ended September 30, 2009 was $7.0 million, compared to net income of $42.9 million for the same period in 2008. A combination of exploration dry hole write-offs, and lower oil prices contributed to the lower net income in 2009. Net income allocated to noncontrolling interest was $3.1 million and $5.7 million in the nine months ended September 30, 2009 and 2008, respectively. The noncontrolling interest is associated with VAALCO Energy (International), Inc., a subsidiary that is 90.01% owned by the Company.

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

There have been no material changes to the disclosure on this matter in our annual report on form 10-K for the year ended December 31, 2008 other than the risk factor added in the Company’s Form 10-Q for the quarterly period ended June 30, 2009 pertaining to the Presidential election in the Republic of Gabon, which we believe is no longer applicable. The election was conducted as scheduled on August 30, 2009 and the new President was inaugurated on October 16, 2009.

ITEM 2.	ISSUER PURCHASES OF EQUITY SECURITIES FOR THREE MONTHS ENDED SEPTEMBER 30, 2009

The following table provides information regarding the number of shares of common stock of the Company purchased by the Company during the three months ended September 30, 2009.

	Number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 2009	1,353,646	$4.14	1,353,646
August 2009	203,118	$4.88	203,118
September 2009	—		—

Total	1,556,764	$4.24	1,556,764	(See note 1)

Note 1—On June 24, 2009, the Company announced that its Board of Directors has authorized the repurchase of up to $10 million of the Company’s common stock over the next 12 months. Under the share buyback program, shares of common stock will be purchased on the open market or through privately negotiated transactions from time-to-time. The share buyback program does not obligate the Company to acquire any specific number of shares in any period, and may be modified, suspended, extended or discontinued at any time without prior notice. The remaining amount authorized at September 30, 2009 is $2.8 million.

ITEM 6.	EXHIBITS

(a)	Exhibits

3.	Articles of Incorporation and Bylaws

3.1	Restated Certificate of Incorporation (incorporated by reference to exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed with the Commission on July 15, 1998, Reg. No. 333-59095).

3.2	Certificate of Amendment to Restated Certificate of Incorporation (incorporated by reference to exhibit 4.2 to the Company’s Registration Statement on Form S-3 filed with the Commission on July 15, 1998, Reg. No. 333-59095).

3.3	Amended and Restated Bylaws dated March 24, 2005 filed with the Commission on May 2, 2005 (incorporated by reference to the Company’s quarterly report on Form 10Q for the quarter ended March 31, 2005).

31.	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Section 1350 Certificates

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VAALCO ENERGY, INC.
(Registrant)

By	/S/ GREGORY R. HULLINGER
Gregory R. Hullinger,
Chief Financial Officer
(on behalf of the Registrant and as the principal financial officer)

Dated: November 9, 2009

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