Form 10-Q
period 2010-03-31
VAALCO ENERGY INC /DE/
filed 2010-05-10
CIK 894627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of April 30, 2010, there were outstanding 56,427,253 shares of common stock, $0.10 par value per share, of the registrant.

VAALCO ENERGY, INC. AND SUBSIDIARIES

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands of dollars, except number of shares and par value amounts)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$89,984	$80,570
Funds in escrow	5,616	5,572
Receivables:
Trade	8,591	8,175
Accounts with partners	9,461	13,558
Other	2,466	5,171
Crude oil inventory	436	286
Materials and supplies	161	160
Prepayments and other	1,704	1,217

Total current assets	118,419	114,709

Property and equipment - successful efforts method:
Wells, platforms and other production facilities	137,190	137,122
Undeveloped acreage	13,252	13,252
Work in progress	5,174	1,784
Equipment and other	4,243	3,668

	159,859	155,826
Accumulated depreciation, depletion and amortization	(83,944)	(80,260)

Net property and equipment	75,915	75,566

Other assets:
Deferred tax asset	1,349	1,349
Funds in escrow	10,874	10,873
Other long term assets	—	502

Total assets	$206,557	$202,999

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$30,699	$33,728

Total current liabilities	30,699	33,728

Asset retirement obligations	10,878	10,666
Other liabilities	1,580	1,500

Total liabilities	43,157	45,894

VAALCO Energy Inc. shareholders’ equity:
Common stock, $0.10 par value, 100,000,000 authorized shares, 62,282,991 and 61,809,024 shares issued with 5,855,738 and 5,453,942 shares in treasury at March 31, 2010 and December 31, 2009, respectively	6,228	6,157
Additional paid-in capital	61,300	57,550
Retained earnings	115,222	109,249
Less treasury stock, at cost	(24,472)	(21,515)

Total VAALCO Energy Inc. shareholder’s equity	158,278	151,441

Noncontrolling interest	5,122	5,664

Total Equity	163,400	157,105

Total Liabilities and Equity	$206,557	$202,999

See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

(unaudited)

(in thousands of dollars, except per share amounts)

	Three months ended March 31,
	2010	2009
Revenues:
Oil and gas sales	$30,006	$21,258

Operating costs and expenses:
Production expense	4,938	5,688
Exploration expense	1,012	20,466
Depreciation, depletion and amortization	3,896	5,654
General and administrative expense	2,281	(88)

Total operating costs and expenses	12,127	31,720

Operating income (loss)	17,879	(10,462)

Other income (expense):
Interest income	88	385
Interest expense	—	(15)
Other, net	(249)	466

Total other income (expense)	(161)	836

Income (loss) before income taxes	17,718	(9,626)
Income tax expense	10,794	2,379

Net income (loss)	6,924	(12,005)
Less net income attributable to noncontrolling interest	(956)	(614)

Net income (loss) attributable to VAALCO Energy Inc.	$5,968	$(12,619)

Earnings per share - basic:
Net income (loss) per share attributable to VAALCO Energy Inc. common shareholders	$0.11	$(0.22)

Earnings per share - diluted:
Net income (loss) per share attributable to VAALCO Energy Inc. common shareholders	$0.11	$(0.22)

Basic weighted shares outstanding	56,422	58,261

Diluted weighted average shares outstanding	56,579	58,261

See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(in thousands of dollars)

	VAALCO Energy, Inc. Shareholders
Three Months Ended March 31, 2010	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Noncontrolling Interest	Total

Balance at January 1, 2010	$6,157	$57,550	$109,249	$(21,515)	$5,664	$157,105

Proceeds from stock issuance	71	2,654	—	(2,603)	—	122

Stock based compensation	—	1,096	—	(354)	—	742

Net income	—	—	5,968	—	956	6,924

Redemption of rights agreement	—	—	5	—	—	5

Distribution to noncontrolling interest	—	—	—	—	(1,498)	(1,498)

Balance at March 31, 2010	$6,228	$61,300	$115,222	$(24,472)	$5,122	$163,400

	VAALCO Energy, Inc. Shareholders
Three Months Ended March 31, 2009	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Noncontrolling Interest	Total

Balance at January 1, 2009	$6,112	$53,983	$117,205	$(11,422)	$7,914	$173,792

Proceeds from stock issuance	—	23	—	—	—	23

Stock based compensation	—	740	—	—	—	740

Net income (loss)	—	—	(12,619)	—	614	(12,005)

Distribution to noncontrolling interest	—	—	—	—	(1,499)	(1,499)

Balance at March 31, 2009	$6,112	$54,746	$104,586	$(11,422)	$7,029	$161,051

See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

(in thousands of dollars)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$6,924	$(12,005)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion and amortization	3,896	5,654
Unrealized foreign exchange loss (gain)	(174)	(230)
Dry hole costs	251	19,846
Stock based compensation	742	740
Change in operating assets and liabilities:
Trade receivables	(416)	778
Accounts with partners	4,097	(6,821)
Other receivables	2,625	(9)
Crude oil inventory	(150)	914
Materials and supplies	(1)	26
Prepayments and other	(550)	(123)
Accounts payable and accrued liabilities	(3,416)	(5,846)
Other long term assets	502	(134)

Net cash provided by operating activities	14,330	2,790

CASH FLOWS FROM INVESTING ACTIVITIES

Funds in escrow, net	(45)	(266)
Property and equipment expenditures	(3,433)	(38,475)

Net cash used in investing activities	(3,478)	(38,741)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from the issuance of common stock	55	23
Redemption of rights plan	5	—
Distribution to noncontrolling interest	(1,498)	(1,499)

Net cash used in financing activities	(1,438)	(1,476)

NET CHANGE IN CASH AND CASH EQUIVALENTS	9,414	(37,427)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	80,570	125,425

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$89,984	$87,998

Supplemental disclosure of cash flow information
Cash paid for income taxes	$12,221	$2,606

Cash paid for interest	$—	$15

Supplemental disclosure of non cash flow information
Property and equipment additions incurred during period but not paid at period end	$5,215	$7,486

See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOUNTING POLICIES

The condensed consolidated financial statements of VAALCO Energy, Inc. and subsidiaries (collectively, “VAALCO” or the “Company”), included herein are unaudited, but include all adjustments consisting of normal recurring accruals which the Company deems necessary for a fair presentation of its financial position, results of operations and cash flows for the interim period. Such results are not necessarily indicative of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2009, which also contains a summary of the significant accounting policies followed by the Company in the preparation of its consolidated financial statements. These policies were also followed in preparing the quarterly report included herein. The Company follows the successful efforts method of accounting for oil and gas exploration and development costs.

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

VAALCO’s active subsidiaries include VAALCO Gabon (Etame), Inc., VAALCO Production (Gabon), Inc., VAALCO Angola (Kwanza), Inc., VAALCO UK (North Sea), Ltd., and VAALCO Energy (USA), Inc.

The Company has evaluated subsequent events through May 10, 2010, the date the financial statements were issued. No material subsequent events came to our attention during this period.

2. EARNINGS PER SHARE

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

Diluted shares consist of the following:

	Three months ended
Item	March 31, 2010	March 31, 2009
Basic weighted average common stock issued and outstanding	56,422,340	58,261,352
Dilutive options	156,789	0

Total diluted shares	56,579,129	58,261,352

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options to purchase 1,424,273 and 1,208,446 shares were excluded in the quarters ended March 31, 2010 and 2009, respectively, because they would be anti-dilutive.

3. RECENT ACCOUNTING PRONOUNCEMENTS

Consolidation – Effective January 1, 2010, the Company adopted Accounting Standards Update No. 2009-17, Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This statement amends FASB Interpretation No. (“FIN”) 46(R), Consolidation of Variable Interest Entities, to replace the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with a qualitative approach. This new approach focuses on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity, and it requires additional disclosures about an enterprise’s involvement in variable interest entities. The adoption of this standard did not have an impact on the Company’s consolidated results of operations or financial condition, as the Company does not have any variable interests in variable interest entities.

4. STOCK-BASED COMPENSATION

Stock options are granted under the Company’s long-term incentive plan and have an exercise price that may not be less than the fair market value of the underlying shares on the date of grant. In general, stock options granted will become exercisable over a period determined by the Compensation Committee which in the past has been a five year life. A portion of the stock options granted in the three months ended March 31, 2010 were vested immediately with the others vesting over a three year period. In addition, stock options will become exercisable upon a change in control, unless provided otherwise by the Compensation Committee. At March 31, 2010 there were 476,396 shares subject to options authorized, but not granted.

For the three months ended March 31, 2010, the Company recognized non-cash compensation expense of $1.1 million related to stock options. For the three months ended March 31, 2009, the Company recognized non-cash compensation expense of $0.7 million. These amounts were recorded as general and administrative expense. Because the Company does not pay significant United States federal income taxes, no amounts were recorded for tax benefits related to excess stock based compensation deductions.

A summary of the stock option activity for the three months ended March 31, 2010 is provided below:

	Number of Shares Underlying Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)

Outstanding at beginning of period	3,786	$5.42	2.65
Granted	1,565	4.28	4.93
Exercised	(474)	3.85	—
Forfeited	(71)	4.83	3.24

Outstanding at end of period	4,805	$5.21	3.47	$0.85

Exercisable at end of period	3,146	$5.72	3.00	$0.68

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the three months ended March 31, 2010, 442,300 options were exercised on a cashless basis, resulting in 40,504 shares issued to employees and 401,796 shares added to treasury stock.

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option. As of March 31, 2010, unrecognized compensation costs totaled $1.1 million. The expense is expected to be recognized over a weighted average period of 1.7 years.

5. GUARANTEES

In October 2007, the Company entered into an amendment with the owner of the Floating Production, Storage and Offloading (FPSO) chartered for the Etame Marin block to extend the contract until September 2015. In connection with the charter of the FPSO, the Company, as operator of the Etame Marin block, guaranteed the charter payments through the same time period. The charter continues for two years beyond that period unless one year’s prior notice is given to the owner of the FPSO. The Company obtained several guarantees from its partners for their share of the charter payment. The Company’s share of the charter payment is 28.1%. The Company believes the need for performance under the charter guarantee is remote. The estimated obligations for the annual charter payment and the Company’s share of the charter payments through the end of the charter are as follows: (in thousands)

Year	Full Charter Payment	Company Share
2010 (remainder)	$12,937	$3,632
2011	$16,971	$4,764
2012	$16,879	$4,739
2013	$16,833	$4,726
2014	$16,833	$4,726
2015	$11,621	$3,263

The Company has recorded a liability of $0.5 million at March 31, 2010 representing the guarantee’s fair value.

6. COMMITMENTS & CONTINGENCIES

In November 2009, the Company negotiated and signed the sixth exploration period extension on the Etame Marin block. The three year extension expires in July 2014. The Company committed to the drilling of two exploration wells and acquiring and processing 150 square kilometers of 3D seismic with a $17.5 million minimum financial commitment ($5.3 million net to the Company).

In November 2005, the Company signed a production sharing contract for the Mutamba Iroru block onshore Gabon. The contract awards the Company exploration rights along the central coast of Gabon. During the two-year extension which expires in May 2011,

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company is obligated to acquire specified levels of seismic data and there is no remaining monetary obligation as it has already been met by the drilling of the second exploration well in 2009.

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

The government-assigned working interest partner was delinquent on paying their share of the costs several times in 2009 and consequently was placed in a default position which has impacted the timing for drilling the wells. In early 2010, the Company began the process to acquire the interest of the non-performing partner and is working with the government of Angola regarding a time extension for the drilling of the commitment wells. While the Company believes the government of Angola will grant such extension, management can provide no assurances. If the government of Angola were to deny a time extension, the Company risks forfeiture of its $10 million funds in escrow if the wells are not drilled by November 2010 plus the Company may be required to impair its leasehold costs and other investments with a carrying amount of $12.2 million as of March 31, 2010. If the Company is granted the time extension, the Company estimates the drilling of the two exploration wells will take place in the first half of 2011 on this block in Angola.

7. TAX AUDIT

During the second quarter of 2009, the Gabon Ministry of Finance initiated a withholding tax audit for the Company’s Gabon operations for the period 2005 through 2007. The results of the audit were received in September 2009 and the Ministry of Finance asserted a claim of $9.4 million ($2.7 million net to the Company) plus penalties of $4.7 million ($1.3 million net to the Company). The Company contested portions of the claim for the underpayment of withholding tax primarily on the basis that withholding tax did not apply for certain types of services. However, in preparing its response, the Company identified some invoices which were paid to certain vendors without calculating and paying the appropriate withholding tax to the Republic of Gabon. An estimated liability of $3.3 million net to the Company was recorded in 2009 to accrue for this potential liability for the audited period as well as 2008 and 2009. In April 2010, a negotiated settlement with the government of Gabon was agreed upon for the time period 2005 – 2009. The settlement of $10.4 million ($2.9 million net to the Company) is expected to be paid in May 2010.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. SEGMENT INFORMATION

The Company’s operations are based in Gabon, Angola, the British North Sea and in the United States. Management reviews and evaluates the operation of each geographic segment separately. The operations of all segments include exploration for and production of hydrocarbons where commercial reserves have been found and developed. Revenues are based on the location of hydrocarbon production. The Company evaluates each segment based on income (loss) from operations. Segment activity for the three months ended March 31, 2010 and 2009 are as follows: (in thousands)

Three months ended March 31,	Gabon	Angola	North Sea	Corporate and Other	Total
2010
Revenues	$29,969	$—	$—	$37	$30,006
Income (loss) from operations	20,219	(852)	(117)	(1,371)	17,879

2009
Revenues	$21,231	$—	$—	$27	$21,258
Income (loss) from operations	(7,836)	(450)	(2,444)	268	(10,462)

VAALCO ENERGY, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report includes “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements other than statements of historical fact included in this report (and the exhibits hereto), including without limitation, statements regarding the Company’s financial position and estimated quantities and net present values of reserves, and statements proceed by, followed by or that otherwise include the word “believes,” “expects,” “anticipates,” “intends,” “projects,” “target,” “goal,” “objective,” “should,” or similar expressions or variations of such expressions are forward looking statements. The Company can give no assurances that the assumptions upon which such statements are based will prove to have been correct. Important factors that could cause actual results to differ materially from the Company’s expectations (“Cautionary Statements”) include the volatility of oil and natural gas prices; future production costs; future production quantities; the uncertainty of estimates of oil and natural gas reserves; the impact of competition; the availability and cost of seismic, drilling and other equipment; operating hazards inherent in the exploration for and production of oil and natural gas; difficulties encountered during the exploration for and production of oil and natural gas; difficulties encountered in delivering oil to commercial markets; general economic conditions; changes in customer demand and producers’ supply; the uncertainty of the Company’s ability to attract capital; compliance with, or the effect of changes in, the foreign governmental regulations regarding the Company’s exploration and production, including those related to climate change; action of operators of the Company’s oil and natural gas properties; political turmoil in the Republic of Gabon; weather conditions; and statements set forth in the “Risk Factors” section included in the Company’s Forms 10-K. All subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified by the Cautionary Statements.

INTRODUCTION

The Company operates oil production sharing contracts in Gabon and Angola, and has non-active interests in two blocks in the British North Sea. In addition, the Company has minor onshore and offshore domestic United States production in the Gulf of Mexico.

The Company’s primary source of revenue is from the Etame Production Sharing Contract related to the Etame Marin block located offshore the Republic of Gabon. The Company produces from the Etame, Avouma, South Tchibala and Ebouri fields on the block. Oil production commenced from the Etame field in September 2002, from the Avouma and South Tchibala fields in January 2007 and from the Ebouri field in January 2009. During the first three months of 2010, the Etame, Avouma, South Tchibala and Ebouri fields produced approximately 1.7 million bbls (0.4 million bbls net to the Company).

In November 2009, the Company signed the sixth exploration period extension on the Etame Marin block. The three year extension expires in July 2014. Beginning in March 2010, drilling began on the first of three new wells located within the Etame Marin block.

VAALCO ENERGY, INC. AND SUBSIDIARIES

The first of these wells is a development well being drilled from the Ebouri platform, the second well will be a subsea completed development well in the Etame field and the third well is an exploration effort in the Southeast Etame area. The new well in the Ebouri field has been completed and began producing crude oil on May 2, 2010.

Onshore Gabon, the Company has a 100% working interest in the Mutamba Iroru block located near the coast in central Gabon. The Mutamba Iroru block contains approximately 270,000 acres for exploration. The Company acquired aeromagnetic gravity data in 2008 and, together with seismic data acquired from previous operators over the block in 2006 and 2007, drilled two unsuccessful exploration wells on the block in 2009. A two year extension of the block was entered into in 2009 and the exploratory period now ends in May 2011. Additional seismic acquisition is expected to take place in the remainder of 2010.

In November 2006, the Company signed a production sharing contract for a 40% working interest in Block 5 offshore Angola. The four year primary contract with an optional three year extension awards the Company exploration rights to approximately 1.4 million acres along the central coast of Angola. The Company has acquired approximately 1,700 square kilometers of seismic data over a portion of Block 5 and has identified drilling objectives.

The government-assigned working interest partner was delinquent on paying their share of the costs several times in 2009 and consequently was placed in a default position which has impacted the timing for drilling the wells. In early 2010, the Company began the process to acquire the interest of the non-performing partner and is working with the government of Angola regarding a time extension for the drilling of the commitment wells. While the Company believes the government of Angola will grant such extension, management can provide no assurances. If the government of Angola were to deny a time extension, the Company risks forfeiture of its $10 million funds in escrow if the wells are not drilled by November 2010 plus the Company may be required to impair its leasehold costs and other investments with a carrying amount of $12.2 million as of March 31, 2010. If the Company is granted the time extension, the Company estimates the drilling of the two exploration wells will take place in the first half of 2011 on this block in Angola.

CAPITAL RESOURCES AND LIQUIDITY

Cash Flows

Net cash provided by operating activities for the three months ended March 31, 2010 was $14.4 million, as compared to $2.8 million for the three months ended March 31, 2009 The increase in cash provided by operations for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was comprised of net income of $6.9 million for the three months ended March 31, 2010 compared to a net loss of $12.0 million for the three months ended March 31, 2009, an increase in working capital other than cash of $2.7 million for the three months ended March 31, 2010, compared to a decrease in working capital other than cash of $11.2 million for the three months ended March 31, 2009, and the impact of dry hole costs of $0.3 million in the three months ended March 31, 2010 compared to $19.8 million from the same period in 2009.

VAALCO ENERGY, INC. AND SUBSIDIARIES

Net cash used in investing activities for the three months ended March 31, 2010 was $3.5 million, compared to net cash used in investing activities for the three months ended March 31, 2009 of $38.7 million. For the three months ended March 31, 2010 the Company invested $3.4 million primarily on drilling activity of one well in the Ebouri field and equipment purchases for a well expected to be drilled in the second quarter of 2010 in the Etame field. For the three months ended March 31, 2009, the Company invested $16.9 million associated with the development of the Ebouri field. In addition, four unsuccessful exploration wells were charged to exploration expense in the three months ended March 31, 2009 totaling $19.8 million.

For the three months ended March 31, 2010 and March 31, 2009, respectively, cash used in financing activities was $1.5 million for each of the two periods consisting primarily of distributions to a noncontrolling interest owner.

Capital Expenditures

During the three months ended March 31, 2010, the Company incurred $3.4 million of net property and equipment additions, primarily associated with two wells in the Etame Marin block, the Ebouri 4H well currently being drilled and the Etame 7H well which is expected to be drilled in the second quarter of 2010. During the remainder of 2010 in the Etame Marin block, the Company anticipates its share of capital expenditures will approximate $18.3 million for drilling the Ebouri 4H well, the Southeast Etame exploration well and the Etame 7H well. Additionally, the locations and timing for drilling the two commitment wells in Block 5 Angola remain uncertain, but capital expenditures of $5 million are budgeted for 2010 in anticipation of the drilling activity.

Oil and Gas Exploration Costs

The Company uses the “successful efforts” method of accounting for its oil and gas exploration and development costs. All expenditures related to exploration, with the exception of costs of drilling exploratory wells are charged as an expense when incurred. The costs of exploratory wells are capitalized pending determination of whether commercially producible oil and gas reserves have been discovered. If the determination is made that a well did not encounter potentially economic oil and gas quantities, the well costs are charged as an expense. For the three months ended March 31, 2010, exploration expense was $1.0 million primarily comprised of seismic reprocessing costs in Angola of $0.4 million and $0.4 million in exploration costs incurred onshore Gabon. For the three months ended March 31, 2009, exploration expense included dry hole costs associated with four unsuccessful exploration wells. The dry hole costs were comprised of $2.3 million associated with the Company’s participation in a well in Block 48/25c in the British North Sea, $2.4 million for the North Etame well offshore Gabon and $15.1 million for the two wells drilled in the Mutamba Iroru block onshore Gabon.

Liquidity

The Company’s primary source of capital has been cash flows from operations. At March 31, 2010, the Company had unrestricted cash of $90.0 million. The Company believes that this cash combined with cash flow from operations will be sufficient to fund the Company’s remaining 2010 capital expenditure budget, required debt service payments and additional investments in working capital resulting from potential growth. As operator of the Etame Marin block and Block 5 in Angola, the Company enters into project related

VAALCO ENERGY, INC. AND SUBSIDIARIES

activities on behalf of its working interest partners. The Company generally obtains advances from it partners prior to significant funding commitments.

Substantially all of the Company’s crude oil and gas is sold at the well head at posted or index prices under short-term contracts. In Gabon, the Company markets its crude oil under an agreement with Vitol S.A. While the loss of Vitol as a buyer might have a material adverse effect on the Company in the near term, management believes that the Company would be able to obtain other customers for its crude oil.

Domestically, the Company produces from wells in Brazos County Texas and offshore Louisiana in the Gulf of Mexico, which contributed $37,000 to revenues in the first quarter of 2010. Domestic production is sold via separate contracts for oil and gas. The Company has access to several alternative buyers for oil and gas sales domestically.

VAALCO ENERGY, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

Three months ended March 31, 2010 compared to three months ended March 31, 2009

Revenues

Total revenues were $30.0 million for the three months ended March 31, 2010 compared to $21.3 million for the comparable period in 2009. The Company sold approximately 403,200 net barrels of oil equivalent at an average price of $74.33 in three months ended March 31, 2010. In the three months ended March 31, 2009 the Company sold approximately 503,700 net barrels of oil equivalent at an average price of $42.15 per barrel. Crude oil production from the Etame, Avouma, South Tchibala and Ebouri fields averaged 19,300 barrels oil per day (“BOPD”) in the three months ended March 31, 2010 compared to approximately 21,300 BOPD in the three months ended March 31, 2009. The decrease in year-over-year production volumes primarily reflects reduced production from the Ebouri 3H well due to two malfunctioning electrical submersible pumps. A May 2010 workover of the well will replace the pumps and is expected to restore production to between 3000 – 4000 BOPD. Crude oil sales are a function of the number and size of crude oil liftings in each quarter from the FPSO and thus crude oil sales do not always coincide with volumes produced in any given quarter.

Operating Costs and Expenses

Total production expenses for the three months ended March 31, 2010 were $4.9 million compared to $5.7 million in the three months ended March 31, 2009. The Company matches production expenses with crude oil sales. Any production expenses associated with unsold crude oil inventory are capitalized. Expenses in the three months ended March 31, 2010 were lower than in the three months ended March 31, 2009 due to decreased sales volumes.

Exploration expense was $1.0 million for the three months ended March 31, 2010 compared to $20.5 million in the comparable period in 2009. For the three months ended March 31, 2010, exploration expense consisted primarily of seismic reprocessing costs in Angola of $0.4 million and onshore Gabon exploration expense of $0.4 million, which included $0.2 million of dry hole costs associated with the two 2009 unsuccessful exploration wells. Exploration expense for the three months ended March 31, 2009 consisted primarily of dry hole costs associated with four unsuccessful exploration wells. The dry hole costs included $2.3 million associated with the Company’s participation in a well in block 48/25c in the British North Sea, $2.4 million for the North Etame well offshore Gabon and $15.1 million for the two wells drilled in the Mutamba Iroru block onshore Gabon.

Depreciation, depletion and amortization expenses were $3.9 million in the three months ended March 31, 2010 compared to $5.7 million in the three months ended March 31, 2009. The lower depreciation, depletion and amortization expenses during the three months ended March 31, 2010 compared to the three months ended March 31, 2009 are due to lower sales volumes and a lower average depletion rate utilizing the 2009 year-end reserves estimates.

General and administrative expenses for the three months ended March 31, 2010 and 2009 were $2.3 million and $(0.1) million for each period, respectively. During the three months ended March 31, 2010 and March 31, 2009, the Company incurred stock based compensation expense of $1.1 million and $0.7 million, respectively. Additional employee related expenses of $0.3 million were

VAALCO ENERGY, INC. AND SUBSIDIARIES

incurred in the three months ended March 31, 2010 as compared to the same period in 2009. The credit reported for the three months ended March 31, 2009 was partially attributable to a $0.7 million retroactive compensation adjustment that benefited the Company by charging the adjustment to the Gabon partners.

In each of the three month periods ended March 31, 2010 and 2009, the Company benefited from overhead reimbursement associated with production and development operations on the Etame Marin block. Overhead reimbursement for the three months ended March 31, 2010 was $1.4 million compared to $1.9 million in the same period in 2009.

Other Income (Expense)

Interest income received on amounts on deposit was $0.1 million in the three months ended March 31, 2010 compared to $0.4 million in the three months ended March 31, 2009. The decrease in interest income received on amounts on deposit reflects continuing lower interest rates.

Income Taxes

Income tax expense amounted to $10.8 million and $2.4 million for the three months ended March 31, 2010 and 2009, respectively. In the three months ended March 31, 2010 and in the three months ended March 31, 2009, the income taxes were all paid in Gabon. Income taxes in the three months ended March 31, 2010 were significantly higher compared to the same period in 2009 because of a 41% increase in the oil revenues and a higher percentage of oil production allocated as “profit oil” vs. “cost oil”. The payment of income taxes the consortium pays the government of Gabon is an allocation of the remaining profit oil production from a contract area ranging from 50% to 60% of the oil remaining after deducting the royalty and the cost oil.

Net Income (Loss)

Net income for the three months ended March 31, 2010 was $6.9 million, compared to net loss of $12.0 million for the same period in 2009. The significantly higher net income for the three month period in 2010 versus 2009 is attributable to higher sales revenues plus lower exploration (dry hole) costs partially offset by higher Gabon income taxes. Net income allocated to noncontrolling interest was $1.0 million and $0.6 million in the three months ended March 31, 2010 and 2009, respectively. The noncontrolling interest is associated with VAALCO Energy (International), Inc., a subsidiary that is 90.01% owned by the Company.

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

Other than as described below, there have been no material changes to the disclosure on this matter in our annual report on form 10-K for the year ended December 31, 2009.

The default in payment of costs by a working interest partner in Angola has resulted in delays in our drilling of exploration wells, which could cause us to forfeit our interest in our Angola assets.

The government-assigned working interest partner in our Angola assets was delinquent in paying its share of the costs several times in 2009 and consequently was placed in a default position. This default has delayed the drilling of exploration wells we are required to drill under our agreement with the government of Angola. In early 2010, we began the process to acquire the interest of the non-performing partner and are working with the government of Angola regarding a time extension for the drilling of the commitment wells. If the government of Angola were to deny a time extension, we would forfeit $10 million held in escrow if the wells are not drilled by November 2010 and may be required to impair our leasehold costs and other investments with a carrying amount of $12.2 million as of March 31, 2010.

ITEM 6.	EXHIBITS

(a) Exhibits

31. Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Section 1350 Certificates

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VAALCO ENERGY, INC.
(Registrant)

By	/S/ GREGORY R. HULLINGER
Gregory R. Hullinger,
Chief Financial Officer (on behalf of the Registrant and as the principal financial officer)

Dated: May 10, 2010

EXHIBIT INDEX

Exhibits

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