Form 10-Q
period 2010-06-30
VAALCO ENERGY INC /DE/
filed 2010-08-09
CIK 894627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 31, 2010, there were outstanding 56,427,253 shares of common stock, $0.10 par value per share, of the registrant.

VAALCO ENERGY, INC. AND SUBSIDIARIES

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands of dollars, except number of shares and par value amounts)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$80,791	$80,570
Funds in escrow	5,539	5,572
Receivables:
Trade	21,948	8,175
Accounts with partners	8,772	13,558
Other	6,295	5,171
Crude oil inventory	326	286
Materials and supplies	416	160
Prepayments and other	2,912	1,217

Total current assets	126,999	114,709

Property and equipment - successful efforts method:
Wells, platforms and other production facilities	144,456	137,122
Undeveloped acreage	13,252	13,252
Work in progress	5,506	1,784
Equipment and other	5,034	3,668

	168,248	155,826
Accumulated depreciation, depletion and amortization	(88,178)	(80,260)

Net property and equipment	80,070	75,566

Other assets:
Deferred tax asset	1,349	1,349
Funds in escrow	10,874	10,873
Other long term assets	—	502

Total Assets	$219,292	$202,999

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$27,939	$33,728
Accounts with partners	4,127	—

Total current liabilities	32,066	33,728

Other liabilities	1,880	1,500
Asset retirement obligations	11,427	10,666

Total Liabilities	45,373	45,894

VAALCO Energy, Inc. shareholders’ equity:
Common stock, $0.10 par value, 100,000,000 authorized shares, 62,282,991 and 61,809,024 shares issued with 5,855,738 and 5,453,942 shares in treasury at June 30, 2010 and December 31, 2009, respectively	6,228	6,157
Additional paid-in capital	61,903	57,550
Retained earnings	125,258	109,249
Less treasury stock, at cost	(24,472)	(21,515)

Total VAALCO Energy, Inc. shareholders’ equity	168,917	151,441
Noncontrolling interest	5,002	5,664

Total Equity	173,919	157,105

Total Liabilities and Equity	$219,292	$202,999

See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

(unaudited)

(in thousands of dollars, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues:
Oil and gas sales	$33,675	$32,148	$63,681	$53,406

Operating costs and expenses:
Production expenses	6,128	4,490	11,066	10,178
Exploration expense	407	13,506	1,419	33,972
Depreciation, depletion and amortization	4,422	5,621	8,318	11,276
General and administrative expenses	2,625	3,940	4,906	3,851
Other operating income	—	(1,984)	—	(1,984)

Total operating costs and expenses	13,582	25,573	25,709	57,293

Operating income (loss)	20,093	6,575	37,972	(3,887)

Other income (expense):
Interest income	(25)	261	63	645
Interest expense	—	(126)	—	(141)
Other, net	22	574	(227)	1,041

Total other income (expense)	(3)	709	(164)	1,545

Income (loss) before income taxes	20,090	7,284	37,808	(2,342)
Income tax expense	8,676	7,323	19,470	9,702

Net income (loss)	11,414	(39)	18,338	(12,044)
Less net income attributable to noncontrolling interest	(1,378)	(1,642)	(2,334)	(2,256)

Net income (loss) attributable to VAALCO Energy, Inc.	$10,036	$(1,681)	$16,004	$(14,300)

Earnings per share - basic:
Net income (loss) attributable to VAALCO Energy, Inc. common shareholders	$0.18	$(0.03)	$0.28	$(0.25)

Earnings per share - diluted:
Net income (loss) attributable to VAALCO Energy, Inc. common shareholders	$0.18	$(0.03)	$0.28	$(0.25)

Basic weighted shares outstanding	56,427	58,260	56,425	58,261

Diluted weighted shares outstanding	57,028	58,260	56,727	58,261

See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(unaudited)

(in thousands of dollars)

Six Months Ended June 30, 2010

	VAALCO Energy, Inc. Shareholders
	Common Stock	Aditional Paid-In Capital	Retained Earnings	Treasury Stock	Noncontrolling Interest	Total
Balance at January 1, 2010	$6,157	$57,550	$109,249	$(21,515)	$5,664	$157,105
Proceeds from stock issuance	71	2,655	—	(2,603)	—	123
Stock based compensation	—	1,698	—	(354)	—	1,344
Net income	—	—	16,004	—	2,334	18,338
Redemption of rights agreement	—	—	5	—	—	5
Distribution to noncontrolling interest	—	—	—	—	(2,996)	(2,996)

Balance at June 30, 2010	$6,228	$61,903	$125,258	$(24,472)	$5,002	$173,919

Six Months Ended June 30, 2009

	VAALCO Energy, Inc. Shareholders
	Common Stock	Aditional Paid-In Capital	Retained Earnings	Treasury Stock	Noncontrolling Interest	Total
Balance at January 1, 2009	$6,112	$53,983	$117,205	$(11,422)	$7,914	$173,792
Proceeds from stock issuance	—	23	—	—	—	23
Stock based compensation	—	1,142	—	—	—	1,142
Treasury stock purchase	—	—	—	(608)	—	(608)
Net income (loss)	—	—	(14,300)	—	2,256	(12,044)
Distribution to noncontrolling interest	—	—	—	—	(2,997)	(2,997)

Balance at June 30, 2009	$6,112	$55,148	$102,905	$(12,030)	$7,173	$159,308

See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

(in thousands of dollars)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$18,338	$(12,044)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion and amortization	8,318	11,276
Unrealized foreign exchange gain	(1,289)	(363)
Dry hole costs	251	31,984
Stock based compensation	1,344	1,142
Change in operating assets and liabilities:
Trade receivables	(13,773)	(1,051)
Accounts with partners	8,913	(8,896)
Other receivables	(1,564)	(1,401)
Crude oil inventory	(40)	1,050
Materials and supplies	(256)	25
Prepayments and other	(1,745)	848
Accounts payable, accrued liabilities and other liabilities	(4,018)	(1,784)
Other long term assets	502	(179)

Net cash provided by operating activities	14,981	20,607

CASH FLOWS FROM INVESTING ACTIVITIES
Funds in escrow	32	(449)
Property and equipment expenditures	(13,422)	(59,369)
Reimbursement of property and equipment expenditures by partner	—	5,737

Net cash used in investing activities	(13,390)	(54,081)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	123	23
Redemption of rights plan	5	—
Purchase of treasury shares	—	(608)
Distribution to noncontrolling interest	(1,498)	(2,997)

Net cash used in financing activities	(1,370)	(3,582)

NET CHANGE IN CASH AND CASH EQUIVALENTS	221	(37,056)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	80,570	125,425

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$80,791	$88,369

Supplemental disclosure of cash flow information
Income taxes paid	$18,268	$8,633
Interest paid	—	15
Supplemental disclosure of non cash transactions
Noncontrolling interest distribution declared during the period but not paid at period end	$1,498	$—
Property and equipment additions incurred during the period but not paid at period end	3,253	904

See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOUNTING POLICIES

The condensed consolidated financial statements of VAALCO Energy, Inc. and subsidiaries (collectively, “VAALCO” or the “Company”), included herein are unaudited, but include all adjustments consisting of normal recurring accruals which the Company deems necessary for a fair presentation of its financial position, results of operations and cash flows for the interim period. Such results are not necessarily indicative of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2009, which also contain a summary of the significant accounting policies followed by the Company in the preparation of its consolidated financial statements. These policies were also followed in preparing the quarterly report included herein. The Company follows the successful efforts method of accounting for oil and gas exploration and development costs.

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

The Company has evaluated subsequent events through the date the financial statements were issued. No material subsequent events came to our attention during this period.

2.	EARNINGS PER SHARE

Basic earnings per share (EPS) is calculated using the average number of shares of common stock outstanding during each period. Diluted EPS assumes the exercise of all stock options having exercise prices less than the average market price of the common stock using the treasury stock method. For purposes of computing EPS in a loss period, potential common shares are excluded from the computation of weighted average common shares outstanding as their effect is antidilutive. For the three and six month periods ended June 30, 2009, 502,195 and 224,422 potential common shares were excluded, respectively because they would be antidilutive.

Diluted shares consist of the following:

	Three months ended		Six months ended
Item	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Basic weighted average common stock issued and outstanding	56,427,253	58,260,074	56,424,810	58,260,741
Dilutive options	601,245	—	302,090	—

Total diluted shares	57,028,498	58,260,074	56,726,900	58,260,741

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Options to purchase 1,420,940 and 1,427,606 shares were excluded in the three months and six months ended June 30, 2010, respectively, because they would have been anti-dilutive. Options to purchase 2,085,612 and 1,697,640 shares were excluded in the three months and six months ended June 30, 2009, respectively, because they would have been anti-dilutive.

3.	NEW ACCOUNTING PRONOUNCEMENTS

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

Stock options are granted under the Company’s long-term incentive plan and have an exercise price that may not be less than the fair market value of the underlying shares on the date of grant. In general, stock options granted will become exercisable over a period determined by the Compensation Committee which in the past has been a five year life, with the options vesting over a three year period. A portion of the stock options granted in March 2010 were vested immediately with the others vesting over a three year period. In addition, stock options will become exercisable upon a change in control, unless provided otherwise by the Compensation Committee. At June 30, 2010, there were 476,396 shares subject to options authorized but not granted.

For the three months and six months ended June 30, 2010, the Company recognized non-cash compensation expense of $0.6 million and $1.7 million respectively, related to stock options. For the three months and six months ended June 30, 2009, the Company recognized non-cash compensation expense of $0.4 million and $1.1 million, respectively. These amounts were recorded as general and administrative expense. Because the Company does not pay significant United States federal income taxes, no amounts were recorded for tax benefits related to excess stock based compensation deductions.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the option activity for the six months ended June 30, 2010 is provided below:

	Number of Shares Underlying Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of period	3,786	$5.42	2.65
Granted	1,565	4.28	4.68
Exercised	(474)	3.85	—
Forfeited	(72)	4.83	2.99

Outstanding at end of period	4,805	5.21	3.22	$2.69

Exercisable at end of period	3,597	$5.53	2.91	$1.92

During the six months ended June 30, 2010, 442,300 options were exercised on a cashless basis, resulting in 40,504 shares being issued to employees and 401,796 shares being added to treasury stock.

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

As of June 30, 2010, unrecognized compensation costs totaled $1.2 million. The expense is expected to be recognized over a weighted average period of 1.5 years. Stock options vested during the six months ended June 30, 2010 totaled 1.2 million options.

5.	GUARANTEES

In October 2007, the Company entered into an amendment with the owner of the Floating Production, Storage and Offloading (FPSO) facility chartered for the Etame Marin block to extend the contract until September 2015. In connection with the charter of the FPSO, the Company as operator of the Etame Marin block guaranteed the charter payments through the same time period. The charter continues for two years beyond that period unless one year’s prior notice is given to the owner of the FPSO. The Company obtained several guarantees from its partners for their share of the charter payment. The Company’s share of the charter payment is 28.1%. The Company believes the need for performance under the charter guarantee is remote. The estimated obligations for the annual charter payment and the Company’s share of the charter payments through the end of the charter are as follows (in thousands):

Year	Full Charter Payment	Company Share
2010 (remainder)	$8,656	$2,430
2011	$16,971	$4,764
2012	$16,879	$4,739
2013	$16,833	$4,726
2014	$16,833	$4,726
2015	$11,621	$3,263

The Company has recorded a liability of $0.5 million at June 30, 2010 representing the guarantee’s fair value.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	COMMITMENTS

In November 2009, the Company negotiated and signed the sixth exploration period extension on the Etame Marin block. The three year extension expires in July 2014. The Company committed to the drilling of two exploration wells and acquiring and processing 150 square kilometers of 3D seismic with a $17.5 million minimum financial commitment ($5.3 million net to the Company). One of the two required exploration wells is expected to be drilled in the fourth quarter of 2010 on the Omangou prospect.

In November 2005, the Company signed a production sharing contract for the Mutamba Iroru block onshore Gabon. The contract awards the Company exploration rights along the central coast of Gabon. During the two-year extension which expires in May 2011, the Company is obligated to acquire specified levels of seismic data and there is no remaining monetary drilling obligation as it has already been met by the drilling of the second exploration well in 2009.

In November 2006, the Company signed a production sharing contract (PSA) for Block 5 offshore Angola. The four year primary contract with an optional three year extension awards the Company exploration rights to 1.4 million acres offshore central Angola. The Company’s working interest in the contract is 40%. Additionally, the Company is required to carry the Angolan National Oil Company, Sonangol P&P, for 10% of the work program. During the first four years of the contract the Company is required to acquire and process 1,000 square kilometers of 3-D seismic, drill two exploration wells and expend a minimum of $29.5 million ($14.8 million net to the Company). During the optional three year extension to the contract, the Company is required to acquire 600 square kilometers of 3-D seismic data, drill two exploration wells and expend a minimum of $27.2 million ($13.6 million net to the Company). The Company acquired the 1,175 square kilometers of 3-D data called for in the first exploration period at a cost of $7.5 million ($3.75 million net to the Company) in January 2007. Subsequently, the Company acquired 524 square kilometers of proprietary 3-D seismic data on the block during the fourth quarter of 2008 at a cost of $6.0 million ($3.0 million net to the Company), and has been interpreting seismic data in preparation for the drilling of the two required exploration wells.

The government-assigned working interest partner was delinquent on paying their share of the costs several times in 2009 and consequently was placed in a default position which has impacted the timing for drilling the two commitment wells. In early 2010, the Company began working with the government of Angola to obtain both a replacement partner and a time extension for the drilling of the commitment wells. Following a meeting in June 2010, Sonangol confirmed in writing the decision has been made to remove Interoil Exploration and Production Africa AS as a party to the Block 5 PSA and requested assistance from VAALCO to help identify and secure a replacement partner to the venture. At the meeting, Sonangol stated it would be reasonable to provide VAALCO with a one year time extension for drilling the wells once the new partner becomes a party to the PSA. The Company is in the process of obtaining written confirmation of the time extension intention from Sonangol. While the Company believes the government of Angola will grant such extension, management can provide no assurances. If the government of Angola were to deny a time extension, the Company risks forfeiture of its $10 million funds in escrow if the wells are not drilled by November 2010 plus the Company may be required to impair its leasehold costs and other investments with a carrying amount of $11.0 million as of June 30, 2010. If the Company is granted the time extension, the Company estimates the drilling of the two exploration wells will take place in the first half of 2011 on this block in Angola.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	TAX AUDIT

During the second quarter of 2009, the Gabon Ministry of Finance initiated a withholding tax audit for the Company’s Gabon operations for the period 2005 through 2007. The results of the audit were received in September 2009 and the Ministry of Finance asserted a claim of $9.4 million ($2.7 million net to the Company) plus penalties of $4.7 million ($1.3 million net to the Company). The Company contested portions of the claim for the underpayment of withholding tax primarily on the basis that withholding tax did not apply for certain types of services. However, in preparing its response, the Company identified some invoices which were paid to certain vendors without calculating and paying the appropriate withholding tax to the Republic of Gabon. An estimated liability of $3.3 million net to the Company was recorded in 2009 to accrue for this potential liability for the audited period as well as 2008 and 2009. In April 2010, a negotiated settlement with the government of Gabon was agreed upon for the time period 2005 – 2009. The settlement resulted in a payment of $9.1 million ($2.6 million net to the Company) in June 2010.

8.	SEGMENT INFORMATION

The Company’s operations are based in Gabon, Angola, the British North Sea and in the United States. Management reviews and evaluates the operation of each geographic segment separately. The operations of all segments include exploration for and production of hydrocarbons where commercial reserves have been found and developed. Revenues are based on the location of hydrocarbon production. The Company evaluates each segment based on income (loss) from operations. Segment activity for the three months and six months ended June 30, 2010 and 2009 are as follows: (in thousands)

Three months ended June 30,	Gabon	Angola	North Sea	Corporate and Other	Total
2010
Revenues	$33,647	$—	$—	$28	$33,675
Income (loss) from operations	22,446	(414)	(91)	(1,848)	20,093

2009
Revenues	$32,133	$—	$—	$15	$32,148
Income (loss) from operations	17,708	(1,688)	(6,804)	(2,641)	6,575

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six months ended June 30,	Gabon	Angola	North Sea	Corporate and Other	Total
2010
Revenues	$63,616	$—	$—	$65	$63,681
Income (loss) from operations	42,665	(1,266)	(208)	(3,219)	37,972

2009
Revenues	$53,363	$—	$—	$43	$53,406
Income (loss) from operations	9,871	(2,137)	(9,248)	(2,373)	(3,887)

VAALCO ENERGY, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report includes “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements other than statements of historical fact included in this report (and the exhibits hereto), including without limitation, statements regarding the Company’s financial position and estimated quantities and net present values of reserves, and statements preceded by, followed by or that otherwise include the word “believes,” “expects,” “anticipates,” “intends,” “projects,” “target,” “goal,” “objective,” “should,” or similar expressions or variations of such expressions are forward looking statements. The Company can give no assurances that the assumptions upon which such statements are based will prove to have been correct. Important factors that could cause actual results to differ materially from the Company’s expectations (“Cautionary Statements”) include the volatility of oil and natural gas prices; future production costs; future production quantities; the uncertainty of estimates of oil and natural gas reserves; the impact of competition; the availability and cost of seismic, drilling and other equipment; operating hazards inherent in the exploration for and production of oil and natural gas; difficulties encountered during the exploration for and production of oil and natural gas; difficulties encountered in delivering oil to commercial markets; general economic conditions; changes in customer demand and producers’ supply; the uncertainty of the Company’s ability to attract capital; compliance with, or the effect of changes in, the foreign governmental regulations regarding the Company’s exploration and production, including those related to climate change; action of operators of the Company’s oil and natural gas properties; political turmoil in the Republic of Gabon; weather conditions; and statements set forth in the “Risk Factors” section included in this report and in the Company’s Form 10-K for the year ended December 31, 2009. All subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified by the Cautionary Statements.

INTRODUCTION

The Company operates oil production sharing contracts in Gabon and Angola, and has non-active interests in two blocks in the British North Sea. In addition, the Company has minor onshore and offshore domestic United States production in the Gulf of Mexico.

The Company’s primary source of revenue is from the Etame Production Sharing Contract related to the Etame Marin block located offshore the Republic of Gabon. The Company produces from the Etame, Avouma, South Tchibala and Ebouri fields on the block. Oil production commenced from the Etame field in September 2002, from the Avouma and South Tchibala fields in January 2007 and from the Ebouri field in January 2009. In May 2010, the third development well in the Ebouri field was completed and began producing oil. During the first six months of 2010, the Etame, Avouma, South Tchibala and Ebouri fields produced approximately 3.6 million bbls (0.9 million bbls net to the Company).

In November 2009, the Company signed the sixth exploration period extension on the Etame Marin block. The three year extension expires in July 2014. Beginning in March 2010, drilling began on the first of four wells located within the Etame Marin block. The first of these wells was a development well drilled from the Ebouri platform which began producing oil in May 2010. The second well was a successful workover of the Ebouri 3-H well to replace submersible pumps. The third well was an exploration effort in the Southeast Etame area which discovered five meters of Gamba sandstone which logged oil full to base. Two sidetracks were drilled and analysis of logging and pressure data is required to estimate the size of the discovery and to assess potential development strategies. The fourth well in the drilling program will be a subsea completed development well in the Etame field. In July 2010, the consortium exercised the option on the drilling rig to drill an additional two wells. The fifth well in the drilling program will be a development well in the South Tchibala field and the sixth well will be an exploration well on the Omangou prospect. The Omangou well will count as one of the two exploration wells required per the terms of the sixth exploration period extension. The six well drilling program is expected to be completed in 2010.

VAALCO ENERGY, INC. AND SUBSIDIARIES

Onshore Gabon, the Company has a 100% working interest in the Mutamba Iroru block located near the coast in central Gabon. The Mutamba Iroru block contains approximately 270,000 acres for exploration. The Company acquired aeromagnetic gravity data in 2008 and, together with seismic data acquired from previous operators over the block in 2006 and 2007, drilled two unsuccessful exploration wells on the block in 2009. A two year extension of the block was entered into in 2009 and the exploratory period now ends in May 2011. A further one year extension has been requested and is expected to be finalized with the Republic of Gabon in the third quarter of 2010. Contingent upon obtaining the extension and approval by the Republic of Gabon, an agreement with a third party has been reached and is expected to be completed in August 2010 which will establish a joint operation on the block. The intentions of the joint operation include seismic reprocessing in 2010 followed by the drilling of a well in 2011.

In November 2006, the Company signed a production sharing contract (PSA) for a 40% working interest in Block 5 offshore Angola. The four year primary contract with an optional three year extension awards the Company exploration rights to approximately 1.4 million acres along the central coast of Angola. The Company has acquired approximately 1,700 square kilometers of seismic data over a portion of Block 5 and has identified drilling objectives.

The government-assigned working interest partner was delinquent on paying their share of the costs several times in 2009 and consequently was placed in a default position which has impacted the timing for drilling the two commitment wells. In early 2010, the Company began working with the government of Angola to obtain both a replacement partner and a time extension for the drilling of the commitment wells. Following a meeting in June 2010, Sonangol confirmed in writing the decision has been made to remove Interoil Exploration and Production Africa AS as a party to the Block 5 PSA and requested assistance from VAALCO to help identify and secure a replacement partner to the venture. At the meeting, Sonangol stated it would be reasonable to provide VAALCO with a one year time extension for drilling the wells once the new partner becomes a party to the PSA. The Company is in the process of obtaining written confirmation of the time extension intention from Sonangol. While the Company believes the government of Angola will grant such extension, management can provide no assurances. If the government of Angola were to deny a time extension, the Company risks forfeiture of its $10 million funds in escrow if the wells are not drilled by November 2010 plus the Company may be required to impair its leasehold costs and other investments with a carrying amount of $11.0 million as of June 30, 2010. If the Company is granted the time extension, the Company estimates the drilling of the two exploration wells will take place in the first half of 2011 on this block in Angola.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CAPITAL RESOURCES AND LIQUIDITY

Cash Flows

Net cash provided by operating activities for the six months ended June 30, 2010 was $15.0 million, as compared to $20.6 million for the six months ended June 30, 2009. The decrease in cash provided by operating activities for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was primarily due to lower discretionary cash flow of $27.0 million for the six months ended June 30, 2010, compared to discretionary cash flows of $32.0 million for the six months ended June 30, 2009 and changes in working capital other than cash which used $12.0 million for the six months ended June 30, 2010, compared to a usage of $11.4 million for the six months ended June 30, 2009.

Net cash used in investing activities for the six months ended June 30, 2010 was $13.4 million, compared to net cash used in investing activities for the six months ended June 30, 2009 of $54.1 million. For the six months ended June 30, 2010, capital expenditures were primarily related to the drilling of a development well in the Ebouri field, an exploratory well in Southeast Etame area, and equipment purchases for an additional well to be drilled in the third quarter. For the six months ended June 30, 2009, the Company incurred $32.0 million in dry hole costs and the remainder was primarily invested in the appraisal well and two development wells in the Ebouri field.

For the six months ended June 30, 2010, cash used in financing activities was $1.4 million consisting of distributions to a noncontrolling interest of $1.5 million and the receipt of $0.1 million in proceeds from the issuance of common stock upon the exercise of stock options. For the six months ended June 30, 2009, cash used in financing activities of $3.6 million consisted of distributions to a noncontrolling interest owner of $3.0 million and repurchase of shares of $0.6 million.

Capital Expenditures

During the six months ended June 30, 2010, the Company incurred $12.4 million of net property and equipment additions, primarily associated with the drilling of the development well in the Ebouri field totaling $7.2 million, the successful drilling of the exploration well in the Southeast Etame area totaling $4.0 million, and for the purchase of equipment for a well to be drilled in the third quarter of 2010. During the remainder of 2010 in the Etame Marin block, the Company anticipates drilling two development wells and one exploration well in the Etame Marin concession at an estimated cost of $20.0 million net to the Company. Additionally, the locations and timing for drilling the two commitment wells in Block 5 Angola remain uncertain, but capital expenditures of $5.0 million net to the Company are budgeted for 2010 in anticipation of the drilling activity.

VAALCO ENERGY, INC. AND SUBSIDIARIES

Oil and Gas Exploration Costs

The Company uses the “successful efforts” method of accounting for its oil and gas exploration and development costs. All expenditures related to exploration, with the exception of costs of drilling exploratory wells are charged as an expense when incurred. The costs of exploratory wells are capitalized pending determination of whether commercially producible oil and gas reserves have been discovered. If the determination is made that a well did not encounter potentially economic oil and gas quantities, the well costs are charged as an expense. During the six months ended June 30, 2010, the Company spent $4.0 million on an exploration well in the Southeast Etame area which has been capitalized.

Liquidity

The Company’s primary source of capital has been cash flows from operations. At June 30, 2010, the Company had unrestricted cash of $80.8 million. The Company believes that this cash combined with cash flow from operations will be sufficient to fund the Company’s remaining 2010 capital expenditure budget and additional investments in working capital resulting from potential growth. As operator of the Etame Marin block and Block 5 in Angola, the Company enters into project related activities on behalf of its working interest partners. The Company generally obtains advances from its partners prior to significant funding commitments.

Substantially all of the Company’s crude oil and gas is sold at the well head at posted or index prices under short-term contracts. In Gabon, the Company markets its crude oil under an agreement with Vitol S.A. While the loss of Vitol S.A. as a buyer might have a material adverse effect on the Company in the near term, management believes that the Company would be able to obtain other customers for its crude oil.

Domestically, the Company produces from wells in Brazos County Texas and offshore Louisiana in the Gulf of Mexico, which contributed $65,000 to revenues in the six months ended June 30, 2010. Domestic production is sold via separate contracts for oil and gas. The Company has access to several alternative buyers for oil and gas sales domestically.

VAALCO ENERGY, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

Three months ended June 30, 2010 compared to three months ended June 30, 2009

Revenues

Total revenues were $33.7 million for the three months ended June 30, 2010 compared to $32.1 million for the comparable period in 2009. The Company sold approximately 443,000 net barrels of oil equivalent at an average price of $76.00 per barrel in the three months ended June 30, 2010. In the three months ended June 30, 2009, the Company sold approximately 544,000 barrels of oil equivalent at an average price of $59.10 per barrel. Crude oil production from the Etame, Avouma, South Tchibala and Ebouri fields averaged approximately 20,200 BOPD compared to approximately 24,000 BOPD in the three months ended June 30, 2009. The production decrease in the three months ended June 30, 2010 was due to curtailed production from the Ebouri 3-H well which underwent a workover during the quarter and increased water cuts from mature wells. Crude oil sales are a function of the number and size of crude oil liftings in each quarter from the FPSO and thus crude oil sales do not always coincide with volumes produced in any given quarter.

Operating Costs and Expenses

Total production expenses for the three months ended June 30, 2010 were $6.1 million compared to $4.5 million for the three months ended June 30, 2009. The Company matches production expenses with crude oil sales. Any production expenses associated with unsold crude oil inventory are capitalized. Production expenses in the three months ended June 30, 2010 were higher compared to the three months ended June 30, 2009 primarily due to workover expenses of $1.2 million associated with the Ebouri 3H well to replace failed submersible pumps.

Exploration expense was $0.4 million for the three months ended June 30, 2010 compared to $13.5 million in the comparable period in 2009. For the three months ended June 30, 2010, exploration expense consisted primarily of seismic reprocessing and site survey work on the Etame Marin block. Exploration expense for the three months ended June 30, 2009 consisted primarily of dry hole costs totaling $12.1 million. The dry hole costs included $6.7 million for a well in the British North Sea, $5.0 million for two wells in onshore Gabon and $0.3 million for a well in offshore Gabon.

Depreciation, depletion and amortization expenses were $4.4 million in the three months ended June 30, 2010 compared to $5.6 million in the three months ended June 30, 2009. The lower depreciation, depletion and amortization expense during the three months ended June 30, 2010 compared to the three months ended June 30, 2009 was primarily due to lower net production.

General and administrative expenses for the three months ended June 30, 2010 and 2009 were $2.6 million and $3.9 million, respectively. Included in the general and administrative expenses for the three months ended June 30, 2010 and 2009 was an accrual for retirement benefits of $0.3 million and $1.2 million, respectively. Also during the three months ended June 30, 2010 and 2009, the Company incurred stock based compensation expense of $0.6 million and $0.4 million, respectively. In both of the three months ended June 30, 2010 and 2009, the Company benefited from overhead reimbursement associated with production and development operations on the Etame Marin block.

VAALCO ENERGY, INC. AND SUBSIDIARIES

Other operating income for the three months ended June 30, 2010 was nil compared to $2.0 million for the three months ended June 30, 2009. The amount attributable to the three months ended June 30, 2009 was due to receipt of proceeds from a joint venture partner that originally elected to not participate in two wells drilled in the Ebouri field, offshore Gabon. The partner later elected to participate and paid for their proportionate share of the capital expenditures for the wells. The $2.0 million represented a portion of the Company’s share of an agreed risk premium benefiting the other joint venture partners that originally participated in those two wells. Additional proceeds of $4.5 million were received and recognized as other operating income in the third quarter of 2009.

Other Income (Expense)

Other income for the three months ended June 30, 2010 and 2009 were nil and $0.7 million, respectively. Interest income received on amounts on deposit was nil in the three months ended June 30, 2010 compared to $0.3 million in the three months ended June 30, 2009. The decrease in interest income received on amounts on deposit reflects an interest rate adjustment and lower interest rates and amounts invested in 2010. Also included in other income for the three months ended June 30, 2009 was a foreign exchange gain of $0.6 million.

Income Taxes

Income tax expense amounted to $8.7 million and $7.3 million for the three months ended June 30, 2010 and 2009, respectively. In the three months ended June 30, 2010 and 2009, the income taxes were all paid in Gabon. Income taxes in the three months ended June 30, 2010 were higher due to higher oil prices and a higher percentage of oil allocated as profit oil versus cost oil which increased taxable revenues.

Net Income (Loss)

Net income for the three months ended June 30, 2010 was $11.4 million, compared to a net loss of $39,000 for the same period in 2009. Higher oil prices partially offset by lower oil sales volume and lower exploration costs for dry hole write-offs contributed to the higher net income in the second quarter of 2010. Net income allocated to noncontrolling interest was $1.4 million and $1.6 million in the three months ended June 30, 2010 and 2009, respectively The noncontrolling interest is associated with VAALCO Energy (International), Inc., a subsidiary that is 90.01% owned by the Company.

VAALCO ENERGY, INC. AND SUBSIDIARIES

Six months ended June 30, 2010 compared to six months ended June 30, 2009

Revenues

Total revenues were $63.7 million for the six months ended June 30, 2010 compared to $53.4 million for the comparable period in 2009. The Company sold approximately 846,000 net barrels of oil equivalent at an average price of $75.20 per barrel in the six months ended June 30, 2010. In the six months ended June 30, 2009, the Company sold approximately 1,047,000 net barrels of oil equivalent at an average price of $50.95 per barrel. Crude oil production from the Etame, Avouma, South Tchibala and Ebouri fields averaged 19,800 BOPD compared to approximately 22,700 BOPD in the six months ended June 30, 2009. The production decrease in the six months ended June 30, 2010 was due to lower production from the Ebouri 3-H well which underwent a workover during the second quarter of 2010 and increased water cuts from mature wells. Crude oil sales are a function of the number and size of crude oil liftings in each quarter from the FPSO and thus crude oil sales do not always coincide with volumes produced in any given quarter.

Operating Costs and Expenses

Total production expenses for the six months ended June 30, 2010 were $11.1 million compared to $10.2 million in the six months ended June 30, 2009. The Company matches production expenses with crude oil sales. Any production expenses associated with unsold crude oil inventory are capitalized. Expenses in the six months ended June 30, 2010 were higher primarily due to workover expenses of $1.2 million associated with the Ebouri 3H well to replace failed submersible pumps.

Exploration expense was $1.4 million for the six months ended June 30, 2010 compared to $34.0 million in the comparable period in 2009. Exploration expense for the six months ended June 30, 2010 included seismic reprocessing costs in Angola of $0.4 million, seismic reprocessing and site survey work on the Etame Marin block totaling $0.4 million and onshore Gabon exploration expense of $0.4 million, which included $0.2 million of dry hole costs associated with the two 2009 unsuccessful exploration wells. Exploration expense for the six months ended June 30, 2009 included $32.0 million of dry hole costs. The dry hole costs included $9.1 million for a well in the British North Sea, $20.2 million for two wells in onshore Gabon and $2.7 million for a well in offshore Gabon.

Depreciation, depletion and amortization expenses were $8.3 million in the six months ended June 30, 2010 compared to $11.3 million in the six months ended June 30, 2009. The lower depreciation, depletion and amortization expenses during the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was due to lower volumes of oil sold.

General and administrative expenses for the six months ended June 30, 2010 and 2009 were $4.9 million and $3.9 million, respectively. Included in the general and administrative expenses for the three months ended June 30, 2010 and 2009 was an accrual for retirement benefits of $0.3 million and $1.2 million, respectively. During the six months ended June 30, 2010, the Company incurred $1.7 million of stock based compensation compared to $1.1 million incurred in the six months ended June 30, 2009. Included in the general and administrative expenses for the six months ended June 30, 2009 was an offset for a retroactive compensation adjustment of $0.9 million that benefited the Company by charging the adjustment to the Gabon partners. In both of the six months ended June 30, 2010 and 2009, the Company benefited from overhead reimbursement associated with production and development operations on the Etame Marin block.

VAALCO ENERGY, INC. AND SUBSIDIARIES

Other operating income for the six months ended June 30, 2010 was nil compared to $2.0 million for the six months ended June 30, 2009. The six months ended June 30, 2009 income was attributable to receipt of proceeds from a joint venture partner that originally elected to not participate in two wells drilled in the Ebouri field, offshore Gabon. The partner later elected to participate and paid for their proportionate share of the capital expenditures for the wells. The $2.0 million payment represents a portion of the Company’s share of an agreed risk premium benefiting the other joint venture partners that originally participated in those two wells. Additional proceeds of $4.5 million were received and recognized as other operating income in the third quarter of 2009.

Other Income (Expense)

Other income (expense) for the six months ended June 30, 2010 was an expense for $0.2 million compared to income of $1.5 million for the six months ended June 30, 2009. The other expense recorded in the six months ended June 30, 2010 was primarily due to a foreign exchange loss of $0.2 million, compared to a foreign exchange gain of $1.0 million for the same period in 2009. Interest income received on amounts on deposit was $0.1 million in the six months ended June 30, 2010 compared to $0.6 million in the six months ended June 30, 2009. The decrease in interest income received on amounts on deposit reflects an interest rate adjustment and lower interest rates and amounts invested in 2010. Interest expense and financing charges was nil for the six months ended June 30, 2010 compared to $0.1 million for the six months ended June 30, 2009 associated with the Company’s IFC loan, net of capitalized interest expense.

Income Taxes

Income tax expense amounted to $19.5 million and $9.7 million for the six months ended June 30, 2010 and 2009, respectively. In the six months ended June 30, 2010 and 2009, the income taxes were all paid in Gabon. Income taxes in the six months ended June 30, 2010 were higher due to higher oil prices and a higher percentage of oil allocated as profit oil versus cost oil which increased taxable revenues.

Net Income (Loss)

Net income for the six months ended June 30, 2010 was $18.3 million, compared to a net loss of $12.0 million for the same period in 2009. Higher oil prices partially offset by lower oil sales volumes and lower exploration costs for dry hole write-offs contributed to the higher net income in the six months ended June 30, 2010. Net income allocated to noncontrolling interest in both the six months ended June 30, 2010 and 2009 was $2.3 million. The noncontrolling interest is associated with VAALCO Energy (International), Inc., a subsidiary that is 90.01% owned by the Company.

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

The government-assigned working interest partner was delinquent on paying their share of the costs several times in 2009 and consequently was placed in a default position which has impacted the timing for drilling the two commitment wells. In early 2010, the Company began working with the government of Angola to obtain both a replacement partner and a time extension for the drilling of the commitment wells. Following a meeting in June 2010, Sonangol confirmed in writing the decision has been made to remove Interoil Exploration and Production Africa AS as a party to the Block 5 PSA and requested assistance from VAALCO to help identify and secure a replacement partner to the venture. At the meeting, Sonangol stated it would be reasonable to provide VAALCO with a one year time extension for drilling the wells once the new partner becomes a party to the PSA. The Company is in the process of obtaining written confirmation of the time extension intention from Sonangol. Management can provide no assurances such extension will be granted. If the government of Angola were to deny a time extension, we would forfeit $10 million held in escrow if the wells are not drilled by November 2010 and may be required to impair our leasehold costs and other investments with a carrying amount of $11.0 million as of June 30, 2010.

The adoption and implementation of new statutory and regulatory requirements for derivative transactions could have an adverse impact on our ability to hedge risks associated with our business.

Although we have no hedges in place, if we were to enter into any hedges, the recently passed Dodd-Frank Wall Street Reform and Consumer Protection Act could make those hedges more expensive than they are currently. Among other things, the act requires the Commodity Futures Trading Commission and the SEC to enact regulations affecting derivative contracts, including the derivative contracts we could use to hedge our exposure to price volatility. We cannot predict the content of these regulations or the effect the that these regulations will have on our business. Of particular concern, the act does not explicitly exempt end users (such as us) from the requirements to post margin in connection with hedging activities. While several Senators have indicated that it was not the intent of the act to require margin from end users, the exemption is not in the act. If the regulations ultimately adopted were to require that we post margin for our future hedging activities, hedging would become more expensive and would factor into our future hedging strategy.

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

Dated: August 9, 2010

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