Form 10-Q
period 2010-09-30
VAALCO ENERGY INC /DE/
filed 2010-11-08
CIK 894627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 31, 2010, there were outstanding 56,470,585 shares of common stock, $0.10 par value per share, of the registrant.

VAALCO ENERGY, INC. AND SUBSIDIARIES

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands of dollars, except number of shares and par value amounts)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$91,223	$80,570
Funds in escrow	5,543	5,572
Receivables:
Trade	21,118	8,175
Accounts with partners	3,102	13,558
Other	11,610	5,171
Crude oil inventory	587	286
Materials and supplies	416	160
Prepayments and other	1,878	1,217

Total current assets	135,477	114,709

Property and equipment - successful efforts method:
Wells, platforms and other production facilities	144,935	137,122
Undeveloped acreage	13,252	13,252
Work in progress	17,554	1,784
Equipment and other	3,566	3,668

	179,307	155,826
Accumulated depreciation, depletion and amortization	(92,510)	(80,260)

Net property and equipment	86,797	75,566

Other assets:
Deferred tax asset	1,349	1,349
Funds in escrow	10,874	10,873
Other long term assets	—	502

Total Assets	$234,497	$202,999

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$29,644	$33,728
Accounts with partners	4,660	—

Total current liabilities	34,304	33,728

Other liabilities	1,930	1,500
Asset retirement obligations	11,638	10,666

Total liabilities	47,872	45,894

VAALCO Energy Inc. shareholders’ equity:
Common stock, $0.10 par value, 100,000,000 authorized shares, 62,302,991 and 61,809,024 shares issued with 5,855,738 and 5,453,942 shares in treasury at Sept. 30, 2010 and Dec. 31, 2009, respectively	6,230	6,157
Additional paid-in capital	62,172	57,550
Retained earnings	137,710	109,249
Less treasury stock, at cost	(24,472)	(21,515)

Total VAALCO Energy Inc. shareholders’ equity	181,640	151,441
Noncontrolling interest	4,985	5,664

Total Equity	186,625	157,105

Total Liabilities and Equity	$234,497	$202,999

See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

(Unaudited)

(in thousands of dollars, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues:
Oil and gas sales	$32,604	$29,262	$96,285	$82,668

Operating costs and expenses:
Production expenses	4,815	5,674	15,881	15,852
Exploration expense	695	853	2,114	34,825
Depreciation, depletion and amortization	4,542	4,413	12,860	15,689
General and administrative expenses	949	3,268	5,855	7,120
Other operating expense (income)	—	(4,519)	—	(6,504)

Total operating costs and expenses	11,001	9,689	36,710	66,982

Operating income	21,603	19,573	59,575	15,686

Other income (expense):
Interest income	26	(92)	89	554
Interest expense	—	(309)	—	(450)
Other, net	(327)	(793)	(554)	247

Total other income (expense)	(301)	(1,194)	(465)	351

Income before income taxes	21,302	18,379	59,110	16,037
Income tax expense	7,369	13,301	26,839	23,003

Net income (loss)	13,933	5,078	32,271	(6,966)
Less net income attributable to noncontrolling interest	(1,482)	(891)	(3,816)	(3,147)

Net income (loss) attributable to VAALCO Energy Inc.	$12,451	$4,187	$28,455	$(10,113)

Earnings per share - basic:
Net income (loss) attributable to VAALCO Energy Inc. common shareholders	$0.22	$0.07	$0.50	$(0.18)

Earnings per share - diluted:
Net income (loss) attributable to VAALCO Energy Inc. common shareholders	$0.22	$0.07	$0.50	$(0.18)

Basic weighted shares outstanding	56,435	56,790	56,428	57,765

Diluted weighted average shares outstanding	57,193	57,174	56,923	57,765

See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(in thousands of dollars)

Nine Months Ended September 30, 2010

	VAALCO Energy, Inc. Shareholders
	Common Stock	Aditional Paid-In Capital	Retained Earnings	Treasury Stock	Noncontrolling Interest	Total
Balance at January 1, 2010	$6,157	$57,550	$109,249	$(21,515)	$5,664	$157,105
Proceeds from stock issuance	73	2,697	—	(2,603)	—	167
Stock based compensation	—	1,925	—	(354)	—	1,571
Net income	—	—	28,455	—	3,816	32,271
Redemption of rights agreement	—	—	6	—	—	6
Distribution to noncontrolling interest	—	—	—	—	(4,495)	(4,495)

Balance at September 30, 2010	$6,230	$62,172	$137,710	$(24,472)	$4,985	$186,625

Nine Months Ended September 30, 2009

	VAALCO Energy, Inc. Shareholders
	Common Stock	Aditional Paid-In Capital	Retained Earnings	Treasury Stock	Noncontrolling Interest	Total
Balance at January 1, 2009	$6,112	$53,983	$117,205	$(11,422)	$7,914	$173,792
Proceeds from stock issuance	4	155	—	—	—	159
Stock based compensation	—	1,503	—	—	—	1,503
Treasury stock purchase	—	—	—	(7,201)	—	(7,201)
Net income (loss)	—	—	(10,113)	—	3,147	(6,966)
Redemption of rights agreement	—	—	(67)	—	—	(67)
Distribution to noncontrolling interest	—	—	—	—	(4,496)	(4,496)

Balance at September 30, 2009	$6,116	$55,641	$107,025	$(18,623)	$6,565	$156,724

See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

(in thousands of dollars)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$32,271	$(6,966)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	12,860	15,689
Unrealized foreign exchange gain	(493)	(456)
Dry hole costs	130	32,578
Stock based compensation	1,571	1,503
Change in operating assets and liabilities:
Trade receivables	(12,943)	1,018
Accounts with partners	15,116	(7,405)
Other receivables	(6,474)	(3,202)
Crude oil inventory	(301)	926
Materials and supplies	(256)	17
Prepayments and other	(693)	763
Accounts payable, accrued liabilities and other liabilities	(6,358)	(14,731)
Other long term assets	502	—

Net cash provided by operating activities	34,932	19,734

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in funds in escrow	28	6,680
Property and equipment expenditures	(19,941)	(61,585)
Reimbursement of property and equipment expenditures by partner	—	5,737

Net cash used in investing activities	(19,913)	(49,168)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	123	159
Purchase of treasury shares	—	(7,201)
Redemption of rights agreement	6	(67)
Distribution to noncontrolling interest	(4,495)	(4,496)

Net cash used in financing activities	(4,366)	(11,605)

NET CHANGE IN CASH AND CASH EQUIVALENTS	10,653	(41,039)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	80,570	125,425

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$91,223	$84,386

Supplemental disclosure of cash flow information
Cash paid for income taxes	$25,938	$21,533

Cash paid for interest	$—	$15

Supplemental disclosure of non cash investing and financing activity
Property and equipment additions incurred during the period but not paid at period end	$7,671	$592

Receivable from employee for stock option exercise	$44	$—

See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOUNTING POLICIES

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

Basic earnings per share (EPS) is calculated using the average number of shares of common stock outstanding during each period. Diluted EPS assumes the exercise of all stock options having exercise prices less than the average market price of the common stock using the treasury stock method. For purposes of computing EPS in a loss period, potential common shares are excluded from the computation of weighted average common shares outstanding as their effect is antidilutive. For the nine month period ended September 30, 2009, 581,540 potential common shares were excluded because they would be antidilutive in a period with a net loss.

Diluted shares consist of the following:

	Three months ended		Nine months ended
Item	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Basic weighted average common stock issued and outstanding	56,435,297	56,789,977	56,428,344	57,765,099
Dilutive options	757,593	384,078	494,601	0

Total diluted shares	57,192,890	57,174,055	56,922,945	57,765,099

Options to purchase 1,420,940 and 1,427,606 shares were excluded in the three months and nine months ended September 30, 2010, respectively, because they would have been anti-dilutive. Options to purchase 1,090,606 and 1,087,273 shares were

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

excluded in the three months and nine months ended September 30, 2009, respectively, because they would have been anti-dilutive.

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

Stock options are granted under the Company’s long-term incentive plan and have an exercise price that may not be less than the fair market value of the underlying shares on the date of grant. In general, stock options granted will become exercisable over a period determined by the Compensation Committee which in the past has been a five year life, with the options vesting over a three year period. A portion of the stock options granted in March 2010 were vested immediately with the others vesting over a three year period. In addition, stock options will become exercisable upon a change in control, unless provided otherwise by the Compensation Committee. At September 30, 2010, there were 476,396 shares subject to options authorized but not granted.

For the three months and nine months ended September 30, 2010, the Company recognized non-cash compensation expense of $0.2 million and $1.6 million, respectively, related to stock options. For the three months and nine months ended September 30, 2009, the Company recognized non-cash compensation expense of $0.4 million and $1.5 million, respectively. These amounts were recorded as general and administrative expense. Because the Company does not pay significant United States taxes, no amounts were recorded for tax benefits related to excess stock based compensation deductions.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the option activity for the nine months ended September 30, 2010 is provided below:

	Number of Shares Underlying Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of period	3,786	$5.42	2.65
Granted	1,565	4.28	4.42
Exercised	(494)	3.79	0.16
Forfeited	(72)	4.83	2.74

Outstanding at end of period	4,785	$5.23	2.96	$3.54

Exercisable at end of period	3,577	$5.55	2.65	$2.45

During the nine months ended September 30, 2010, 442,300 options were exercised on a cashless basis, resulting in 40,504 shares being issued to employees and 401,796 shares being added to treasury stock.

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

As of September 30, 2010, unrecognized compensation costs totaled $1.0 million. The expense is expected to be recognized over a weighted average period of 1.3 years. Stock options vested during the nine months ended September 30, 2010 totaled 1.2 million options.

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

Year	Full Charter Payment	Company Share
2010 (remainder)	$4,328	$1,215
2011	$16,971	$4,764
2012	$16,879	$4,739
2013	$16,833	$4,726
2014	$16,833	$4,726
2015	$11,621	$3,263

The Company has recorded a liability of $0.5 million at September 30, 2010 representing the guarantee’s fair value.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	COMMITMENTS

Offshore Gabon

In November 2009, the Company negotiated and signed the sixth exploration period extension on the Etame Marin block. The three year extension expires in July 2014. The Company committed to the drilling of two exploration wells and acquiring and processing 150 square kilometers of 3D seismic with a $17.5 million minimum financial commitment ($5.3 million net to the Company). The Company expects to begin seismic operations in November 2010 which will satisfy the seismic obligation. One of the two required exploration wells is expected to be drilled in the fourth quarter of 2010 on the Omangou prospect.

Onshore Gabon

In November 2005, the Company signed a production sharing contract for the Mutamba Iroru block onshore Gabon. The contract awards the Company exploration rights along the central coast of Gabon. In October 2010, the Company signed a second exploration period extension which expires in May 2012. The Company is obligated to reprocess 400 square kilometers of 2D seismic and drill one exploration well. An agreement with Total Gabon (“Total”) was completed in August 2010 which established a joint operation on the block beginning when the one year extension was finalized with the Republic of Gabon. Accordingly, Total acquired a 50% working interest in the block effective November 1, 2010. The terms of the agreement provide for Total paying a disproportionate share of the seismic reprocessing costs and the exploration well drilling costs. The Company expects the joint operation with Total to result in seismic reprocessing in 2010 and 2011 followed by the drilling of an exploratory well in 2012.

Angola

In November 2006, the Company signed a production sharing contract for Block 5 offshore Angola. The four year primary contract with an optional three year extension awards the Company exploration rights to 1.4 million acres offshore central Angola. The Company’s working interest in the contract is 40%. Additionally, the Company is required to carry the Angolan national oil company, Sonangol P&P, for 10% of the work program. During the first four years of the contract the Company is required to acquire and process 1,000 square kilometers of 3-D seismic, drill two exploration wells and expend a minimum of $29.5 million ($14.8 million net to the Company). During the optional three year extension to the contract, the Company is required to acquire 600 square kilometers of 3-D seismic data, drill two exploration wells and expend a minimum of $27.2 million ($13.6 million net to the Company). The Company acquired the 1,175 square kilometers of 3-D data called for in the first exploration period at a cost of $7.5 million ($3.75 million net to the Company) in January 2007. Subsequently, the Company acquired 524 square kilometers of proprietary 3-D seismic data on the block during the fourth quarter of 2008 at a cost of $6.0 million ($3.0 million net to the Company), and has interpreted the seismic data in preparation for the drilling of the two required exploration wells.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The government-assigned working interest partner was delinquent on paying their share of the costs several times in 2009 and consequently was placed in a default position which has impacted the timing for drilling the two commitment wells. In early 2010, the Company began working with the government of Angola to obtain both a replacement partner and a time extension for the drilling of the commitment wells. The Company has opened a data room for potential partners to evaluate the opportunity. The data room will remain open until the end of November 2010 and a list of interested companies will be referred to Sonangol for the negotiations and selection process.

In an October 2010 meeting, the Sonangol Block Chairman confirmed that Sonangol and the Ministry of Petroleum have approved a one year extension for the drilling of the two commitment wells. Sonangol also stated that evidence of the approval will be published in Angola’s Official Gazette, Diário da República. While the Company believes the government of Angola has granted the extension to be confirmed by publication in the Diário da República, management can provide no assurances. If the government of Angola were to deny a time extension, the Company risks forfeiture of its $10 million funds in escrow plus the Company may be required to impair its leasehold costs and other investments with a carrying amount of $11.0 million as of September 30, 2010. With the expected time extension and the assignment of a replacement partner or partners, the Company estimates the drilling of the two exploration wells will take place in the second half of 2011 on this block in Angola.

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

8.	CAPITALIZATION OF EXPLORATORY WELL COSTS

ASC Topic 932 - Extractive Industries provides that an exploratory well shall be capitalized as part of the entity’s uncompleted wells pending the determination of whether the well has found proved reserves. Further, an exploration well that discovers oil and gas reserves, but those reserves cannot be classified as proved when drilling is completed, shall be capitalized if the well has found a sufficient quantity of reserves to justify its completion as a producing well and the entity is making sufficient progress assessing the reserves and the economic and operating viability of the project. If either condition is not met, the exploration well would be assumed to be impaired and its costs would be charged to expense.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the second and third quarters of 2010, the Company drilled the Southeast Etame No. 1 well with two sidetracks in the Etame Marin block offshore Gabon. The well discovered a five meter sand of oil. Additional evaluation of the well and sidetrack information is in progress and the Company has a project underway to evaluate development options for this well in conjunction with other potential initiatives in the Etame Marin block. The Company has capitalized $7.6 million for this well in accordance with the criteria contained in ASC Topic 932.

9.	SEGMENT INFORMATION

The Company’s operations are based in Gabon, Angola, the British North Sea and in the United States. Management reviews and evaluates the operation of each geographic segment separately. The operations of all segments include exploration for and production of hydrocarbons where commercial reserves have been found and developed. Revenues are based on the location of hydrocarbon production. The Company evaluates each segment based on income (loss) from operations. Segment activity for the three months and nine months ended September 30, 2010 and 2009 are as follows: (in thousands)

Three months ended September 30,	Gabon	Angola	North Sea	Corporate and Other	Total
2010
Revenues	$32,591	$—	$—	$13	$32,604
Income (loss) from operations	22,300	(516)	(76)	(105)	21,603

2009
Revenues	$29,243	$—	$—	$19	$29,262
Income (loss) from operations	22,504	(355)	(123)	(2,453)	19,573

Nine months ended September 30,	Gabon	Angola	North Sea	Corporate and Other	Total
2010
Revenues	$96,207	$—	$—	$78	$96,285
Income (loss) from operations	64,965	(1,782)	(284)	(3,324)	59,575

2009
Revenues	$82,607	$—	$—	$61	$82,668
Income (loss) from operations	32,376	(2,492)	(9,371)	(4,827)	15,686

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company’s primary source of revenue is from the Etame Production Sharing Contract related to the Etame Marin block located offshore the Republic of Gabon. The Company produces from the Etame, Avouma, South Tchibala and Ebouri fields on the block. Oil production commenced from the Etame field in September 2002, from the Avouma and South Tchibala fields in January 2007, and from the Ebouri field in January 2009. In May 2010, the third development well in the Ebouri field was completed and began producing oil. During the first nine months of 2010, the Etame, Avouma, South Tchibala and Ebouri fields produced approximately 5.5 million bbls (1.3 million bbls net to the Company).

In November 2009, the Company signed the sixth exploration period extension on the Etame Marin block. The three year extension expires in July 2014. Beginning in March 2010, drilling began on the first of four planned wells located within the Etame Marin block. The first of these wells was a development well drilled from the Ebouri platform which began producing oil in May 2010. The second well was a successful workover of the Ebouri 3-H well to replace submersible pumps. The third well was an exploration effort with two sidetracks in the Southeast Etame area which discovered a five meter sand of oil. Various completion options for the Southeast Etame discovery are being considered as part of a study on future development plans for the Etame Marin block. The fourth well in the drilling program was a subsea completed development well in the Etame field which is expected to begin producing oil before the end of 2010. In July 2010, the consortium elected to extend the drilling program by two additional wells and exercised the option on the drilling rig for these wells. The fifth well in the drilling program is underway on a development well in the South Tchibala field and the sixth well will be an exploration well on the Omangou prospect. The Omangou well will count as one of the two exploration wells required per the terms of the sixth exploration period extension. The six well drilling program is expected to be completed in 2010.

Onshore Gabon, the Company has a 100% working interest in the Mutamba Iroru block located near the coast in central Gabon. The Mutamba Iroru block contains approximately 270,000 acres for exploration. The Company acquired aeromagnetic gravity data in 2008 and, together with seismic data acquired from previous operators over the block in 2006 and 2007, drilled two unsuccessful exploration wells on the block in 2009. A two year extension of the block was entered into in 2009 and a further one year extension was finalized with the Republic of Gabon in October 2010. The exploratory period now ends in May 2012. An agreement with Total Gabon (“Total”) was completed in August 2010 which established a joint operation on the block beginning when the one year extension was finalized with the Republic of Gabon. Accordingly, Total acquired a 50% interest in the block effective November 1, 2010. The Company expects the joint operation with Total to result in seismic reprocessing in 2010 and 2011 followed by the drilling of an exploratory well in 2012.

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

The government-assigned working interest partner was delinquent on paying their share of the costs several times in 2009 and consequently was placed in a default position which has impacted the timing for drilling the two commitment wells. In early 2010, the Company began working with the government of Angola to obtain both a replacement partner and a time extension for the drilling of the commitment wells. The Company has opened a data room for potential partners to evaluate the opportunity. The data room will remain open until the end of November 2010 and a list of interested companies will be referred to Sonangol for the negotiations and selection process.

In an October 2010 meeting, the Sonangol Block Chairman confirmed that Sonangol and the Ministry of Petroleum have approved a one year extension for the drilling of the two commitment wells. Sonangol also stated that evidence of the approval will be published in Angola’s Official Gazette, Diário da República. While the Company believes the government of Angola has granted the extension to be confirmed by publication in the Diário da República, management can provide no assurances. If the government of Angola were to deny a time extension, the Company risks forfeiture of its $10 million funds in escrow plus the Company may be required to impair its leasehold costs and other investments with a carrying amount of $11.0 million as of September 30, 2010. With the expected time extension and the assignment of a replacement partner or partners, the Company estimates the drilling of the two exploration wells will take place in the second half of 2011 on this block in Angola.

CAPITAL RESOURCES AND LIQUIDITY

Cash Flows

Net cash provided by operating activities for the nine months ended September 30, 2010 was $34.9 million, as compared to $19.7 million for the nine months ended September 30, 2009. The increase in net cash provided by operations for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was primarily due to higher net income and changes in working capital other than cash which used $11.4 million for the nine months ended September 30, 2010, compared to $22.7 million used for the nine months ended September 30, 2009.

Net cash used in investing activities for the nine months ended September 30, 2010 was $19.9 million, compared to net cash used in investing activities for the nine months ended September 30, 2009 of $49.2 million. For the nine months ended September 30, 2010, the Company drilled two development wells and an exploration well, all in the Etame Marin block. For the nine months ended September 30, 2009, the Company incurred $32.6 million in dry hole costs and the remaining cash used in investing activities was primarily invested in an appraisal well and two development wells in the Ebouri field.

For the nine months ended September 30, 2010, cash used in financing activities was $4.4 million, consisting primarily of distributions to a noncontrolling interest owner of $4.5 million. For the nine months ended September 30, 2009, cash used in financing activities was $11.6 million consisting of $4.5 million used for distributions to noncontrolling interest holders and $7.2 million for the purchase of treasury shares.

Capital Expenditures

During the nine months ended September 30, 2010, the Company invested $23.4 million in net property and equipment additions (including amounts carried in accounts payable at September 30, 2010 and excluding exploration dry hole costs), primarily associated with the drilling of two development wells and an exploration well, all in the Etame Marin block. The Company invested $6.9 million in the Ebouri 4-H development well and $8.7 million in the Etame 7-H development well. The Company invested $7.6 million in the Southeast Etame exploration well which has been capitalized.

During the remainder of 2010, the Company anticipates drilling the South Tchibala development well at a remaining cost of $6.8 million and an exploration well in the Etame Marin block on the Omangou prospect at a cost of $3.8 million.

Oil and Gas Exploration Costs

The Company uses the “successful efforts” method of accounting for its oil and gas exploration and development costs. All expenditures related to exploration, with the exception of costs of drilling exploratory wells, are charged as an expense when incurred. The costs of exploratory wells are capitalized pending determination of whether commercially producible oil and gas reserves have been discovered. If the determination is made that a well did not encounter potentially economic oil and gas quantities, the well costs are charged as an expense. As of September 30, 2010, the Company spent $7.6 million on an exploration well and two sidetracks in the Southeast Etame area which has been capitalized.

Liquidity

The Company’s primary source of capital has been cash flows from operations. At September 30, 2010, the Company had unrestricted cash of $91.2 million. The Company believes that this cash combined with cash flow from operations will be sufficient to fund the Company’s remaining 2010 capital expenditure budget and additional investments in working capital resulting from potential growth. As operator of the Etame Marin block and Block 5 in Angola, the Company enters into project related activities on behalf of its working interest partners. The Company generally obtains advances from its partners prior to significant funding commitments.

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

Domestically, the Company produces from wells in Brazos County Texas and offshore Louisiana in the Gulf of Mexico, which contributed $78,000 to revenues in the nine months ended September 30, 2010. Domestic production is sold via separate contracts for oil and gas. The Company has access to several alternative buyers for oil and gas sales domestically.

RESULTS OF OPERATIONS

Three months ended September 30, 2010 compared to three months ended September 30, 2009

Revenues

Total revenues were $32.6 million for the three months ended September 30, 2010 compared to $29.3 million for the comparable period in 2009. The Company sold approximately 429,000 net barrels of oil equivalent at an average price of $76.17 per barrel in the three months ended September 30, 2010. In the three months ended September 30, 2009, the Company sold approximately 436,000 barrels of oil equivalent at an average price of $67.07 per barrel. Crude oil production from the Etame, Avouma, South Tchibala and Ebouri fields averaged 20,600 barrels of oil per day (“BOPD”) in the three months ended September 30, 2010 compared to approximately 23,300 BOPD in the three months ended September 30, 2009. The decline in the BOPD between the periods is primarily attributable to natural decline and increasing water cuts from mature wells. Crude oil sales are a function of the number and size of crude oil liftings in each quarter from the FPSO and thus crude oil sales do not always coincide with volumes produced in any given quarter.

Operating Costs and Expenses

Total production expenses for the three months ended September 30, 2010 were $4.8 million compared to $5.7 million in the three months ended September 30, 2009. Production expenses in the three months ended September 30, 2010 were lower than in the three months ended September 30, 2009 primarily due to the impact of a lower than estimated domestic market obligation (“DMO”) invoice from the Republic of Gabon pertaining to the 2009 calendar year. The impact in the three months ended September 30, 2010 resulted in a credit of $0.4 million compared to an expense of $0.7 million recorded in the three months ended September 30, 2009 for the DMO. Also included in the production expenses for the three months ended September 30, 2009 were FPSO labor costs of a one-time nature associated with a labor law change. The Company matches production expenses with crude oil sales. Any production expenses associated with unsold crude oil inventory are capitalized.

Exploration expense was $0.7 million for the three months ended September 30, 2010 compared to $0.9 million in the comparable period in 2009. For the three months ended September 30, 2010, exploration expense included seismic reprocessing costs in Angola of $0.1 million and prior year dry hole costs for withholding taxes at the Mutamba Iroru block of $0.2 million. Exploration expense for the three months ended September 30, 2009 consisted primarily of additional dry hole costs incurred on the two unsuccessful exploration wells in onshore Gabon of $0.5 million, and $0.1 million for the unsuccessful exploration well in the British North Sea.

Depreciation, depletion and amortization expenses were $4.5 million in the three months ended September 30, 2010 compared to $4.4 million in the three months ended September 30, 2009. The slightly higher depreciation, depletion and amortization expenses during the three months ended September 30, 2010 compared to the three months ended September 30, 2009 was due to more sales from fields with a higher depletion rate offset by decreased sales volumes.

General and administrative expenses for the three months ended September 30, 2010 and 2009 were $0.9 million and $3.3 million for each period, respectively. In the three months ended September 30, 2010, the Company benefited from overhead reimbursement associated with production and development operations on the Etame Marin block in Gabon and Block 5 in Angola which reduced general and administrative expenses by $1.3 million compared to a $0.3 million reduction of general and administrative expenses in the three months ended September 30, 2009. During the three months ended September 30, 2010 and September 30, 2009, the Company incurred stock based compensation expense of $0.2 million and $0.4 million, respectively. Included in the general and administrative expenses for the three months ended September 30, 2009 was an expense for retirement benefits of $0.3 million, and other employee related expenses of $0.4 million.

Other operating income for the three months ended September 30, 2010 was nil. Other operating income for the three months ended September 30, 2009 was $4.5 million attributable to receipt of proceeds from a joint venture partner that originally elected to not participate in two wells drilled in the Ebouri field, offshore Gabon. The partner later elected to participate and paid for their proportionate share of the capital expenditures for the wells. The $4.5 million payment received in the period ended September 30, 2009 plus the $2.0 million payment received in the period ended June 30, 2009 represents the Company’s share of an agreed risk premium benefiting the other joint venture partners that originally participated in those two wells.

Other Income (Expense)

Other expense was $0.3 million in the three months ended September 30, 2010 compared to $1.2 million in other expense in the three months ended September 30, 2009. The other expense in the three months ended September 30, 2010 was primarily attributable to foreign exchange losses. Other expense in the three months ended September 30, 2009 was comprised primarily of foreign exchange losses of $0.8 million and an interest adjustment on an escrow account of $0.2 million.

Income Taxes

Income taxes amounted to $7.4 million and $13.3 million for the three months ended September 30, 2010 and 2009, respectively. In the three months ended September 30, 2010 and in the three months ended September 30, 2009, the income taxes were all paid in Gabon. Income taxes in the three months ended September 30, 2010 were lower due to a higher percentage of crude sales allocated as “cost oil” versus “profit oil” primarily due to the drilling program which increased recoverable costs.

Net Income

Net income for the three months ended September 30, 2010 was $13.9 million compared to net income of $5.1 million for the same period in 2009. Higher crude prices and lower Gabon income taxes were the primary reasons for the higher net income in 2010. Net income allocated to noncontrolling interest was $1.5 million and $0.9 million in the three months ended September 30, 2010 and

2009, respectively. The noncontrolling interest is associated with VAALCO Energy (International), Inc., a subsidiary that is 90.01% owned by the Company.

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009

Revenues

Total revenues were $96.3 million for the nine months ended September 30, 2010 compared to $82.7 million for the comparable period in 2009. The Company sold approximately 1,275,000 net barrels of oil equivalent at an average price of $75.69 per barrel in the nine months ended September 30, 2010. In the nine months ended September 30, 2009, the Company sold approximately 1,483,000 barrels of oil equivalent at an average price of $55.69 per barrel. Crude oil production from the Etame, Avouma, South Tchibala and Ebouri fields averaged 20,000 BOPD in the nine months ended September 30, 2010 compared to approximately 22,900 BOPD in the nine months ended September 30, 2009. The decline in the BOPD between the two periods is primarily attributable to natural decline and increasing water cuts from mature wells. Crude oil sales are a function of the number and size of crude oil liftings in each quarter from the FPSO and thus crude oil sales do not always coincide with volumes produced in any given quarter.

Operating Costs and Expenses

Total production expenses for the nine months ended September 30, 2010 and 2009 were $15.9 million. Production expenses in the nine months ended September 30, 2010 included the impact of a lower than estimated domestic market obligation (“DMO”) invoice from the Republic of Gabon pertaining to the 2009 calendar year. The impact in the nine months ended September 30, 2010 resulted in an expense of $0.8 million compared to an expense of $1.4 million recorded in the nine months ended September 30, 2009 for the DMO. Also included in the production expenses for the nine months ended September 30, 2009 were FPSO labor costs of a one-time nature associated with a labor law change. The Company matches production expenses with crude oil sales. Any production expenses associated with unsold crude oil inventory are capitalized.

Exploration expense was $2.1 million for the nine months ended September 30, 2010 compared to $34.8 million in the comparable period in 2009. Exploration expense for the nine months ended September 30, 2010 included seismic reprocessing costs in Angola of $0.5 million, seismic reprocessing and site survey work on the Etame Marin block totaling $0.4 million and onshore Gabon exploration expense of $0.6 million, which included $0.4 million of dry hole costs associated with the two 2009 unsuccessful exploration wells. Exploration expense for the nine months ended September 30, 2009 included $32.6 million of dry hole costs. The dry hole costs included $9.2 million for a well in the British North Sea, $20.7 million for two wells in onshore Gabon and $2.7 million for a well in offshore Gabon. Additionally, seismic processing costs in Angola totaled $0.8 million for the nine months ended September 30, 2009.

Depreciation, depletion and amortization expenses were $12.9 million in the nine months ended September 30, 2010 compared to $15.7 million in the nine months ended September 30, 2009. The lower depreciation, depletion and amortization expenses during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 were due to lower sales volumes.

General and administrative expenses for the nine months ended September 30, 2010 was $5.9 million compared to $7.1 million in the nine months ended September 30, 2009. In the nine months ended September 30, 2010, the Company benefited from overhead reimbursement associated with production and development operations on the Etame Marin block in Gabon and Block 5 in Angola which reduced general and administrative expenses by $2.8 million compared to a $1.8 million reduction of general and administrative expenses in the nine months ended September 30, 2009. Included in the general and administrative expenses for the nine months ended September 30, 2010 and 2009 was an accrual for retirement benefits of $0.4 million and $1.5 million, respectively. Included in the general and administrative expenses for the nine months ended September 30, 2009 was an offset for a retroactive compensation adjustment of $0.9 million that benefited the Company by charging the adjustment to the Gabon partners.

Other operating income for the nine months ended September 30, 2010 was nil. Other operating income for the nine months ended September 30, 2009 was $6.5 million attributable to receipt of proceeds from a joint venture partner that originally elected to not participate in two wells drilled in the Ebouri field, offshore Gabon. The partner later elected to participate and paid for their proportionate share of the capital expenditures for the wells. The $6.5 million payment received in the nine month period ended September 30, 2009 represents the Company’s share of an agreed risk premium benefiting the other joint venture partners that originally participated in those two wells.

Other Income (Expense)

Other income for the nine months ended September 30, 2010 was an expense of $0.5 million compared to other income of $0.4 million for the nine months ended September 30, 2009. The other expense recorded in the nine months ended September 30, 2010 was primarily due to a foreign exchange loss of $0.6 million, compared to a foreign exchange gain of $0.2 million for the same period in 2009. Interest income received on amounts on deposit was $0.1 million in the nine months ended September 30, 2010 compared to $0.6 million in the nine months ended September 30, 2009. The decrease in interest income received on amounts on deposit reflects lower interest rates in 2010. In the nine months ended September 30, 2009 interest expense and financing charges associated with the Company’s IFC loan was $0.5 million, net of capitalized interest expense.

Income Taxes

Income taxes amounted to $26.8 million and $23.0 million for the nine months ended September 30, 2010 and 2009, respectively. In the nine months ended September 30, 2010 and 2009, the income taxes were all paid in Gabon. The higher income taxes paid in Gabon in the nine months ended September 30, 2010 were primarily due to higher oil prices.

Net Income

Net income for the nine months ended September 30, 2010 was $32.3 million, compared to net loss of $7.0 million for the same period in 2009. The increase is primarily attributable to a combination of higher crude prices received in 2010 plus the affect of exploration dry hole write-offs incurred in 2009. Net income allocated to noncontrolling interest was $3.8 million and $3.1 million in the nine months ended September 30, 2010 and 2009, respectively. The noncontrolling interest is associated with VAALCO Energy (International), Inc., a subsidiary that is 90.01% owned by the Company.

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

The government-assigned working interest partner was delinquent on paying their share of the costs several times in 2009 and consequently was placed in a default position which has impacted the timing for drilling the two commitment wells. In early 2010, the Company began working with the government of Angola to obtain both a replacement partner and a time extension for the drilling of the commitment wells. The process is underway for obtaining a replacement partner. If the Company is unable to obtain a replacement partner on a timely basis, the drilling of wells may not occur prior to the expiration of the well commitment extension.

In an October 2010 meeting, the Sonangol Block Chairman confirmed that Sonangol and the Ministry of Petroleum have approved a one year extension for the drilling of the two commitment wells. Sonangol also stated that evidence of the approval will be published in Angola’s Official Gazette, Diário da República. While the Company believes the government of Angola has granted the extension to be confirmed by publication in the Diário da República, management can provide no assurances. If the government of Angola were to deny a time extension, the Company risks forfeiture of its $10 million funds in escrow plus the Company may be required to impair its leasehold costs and other investments with a carrying amount of $11.0 million as of September 30, 2010.

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

Dated: November 8, 2010

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