Form 10-K
period 2010-12-31
VAALCO ENERGY INC /DE/
filed 2011-03-14
CIK 894627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer                     Accelerated filer    X            Non-accelerated filer                     Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act    Yes            No    X

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates, as of June 30, 2010 was $315,992,617 based on a closing price of $5.60 on June 30, 2010.

As of February 28, 2011, there were outstanding 57,017,258 shares of common stock, $0.10 par value per share, of the registrant.

Documents incorporated by reference: Definitive proxy statement of VAALCO Energy, Inc. relating to the Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, which is incorporated into Part III of this Form 10-K.

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

•

Standardized measure. Standardized measure is the present value of estimated future net revenues to be generated from the production of proved reserves, determined in accordance with the rules and regulations of the Securities and Exchange Commission, using prices and costs in effect as of the date of estimation, without giving effect to non–property related expenses such as certain general and administrative expenses, debt service and future federal income tax expenses or to depreciation, depletion and amortization and discounted using an annual discount rate of 10%.

•

Undeveloped oil and gas reserves. Undeveloped oil and gas reserves are reserves of any category that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditures is required for recompletion.

(i)	Reserves on undrilled acreage shall be limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances.

(ii)	Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances, justify a longer time.

(iii)	Under no circumstances shall estimates for undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, as defined in paragraph (a)(2) of this section, or by other evidence using reliable technology establishing reasonable certainty.

•	Unproved properties. Properties with no proved reserves.

Terms which describe the productive life of a property or group of properties

•

Reserve life. A measure of the productive life of an oil and gas property or a group of oil and gas properties, expressed in years. Reserve life for the years ended December 31, 2010, 2009 or 2008 equal the estimated net proved reserves attributable to a property or group of properties divided by production from the property or group of properties for the four fiscal quarters preceding the date as of which the proved reserves were estimated.

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

BACKGROUND

VAALCO Energy, Inc., a Delaware corporation incorporated in 1985, is a Houston-based independent energy company principally engaged in the acquisition, exploration, development and production of crude oil and natural gas. VAALCO owns producing properties and conducts exploration activities as operator in Gabon, West Africa, conducts exploration activities as an operator in Angola, West Africa, and has conducted exploration activities as a non-operator in the British North Sea. The Company owns minor interests in production activities as a non-operator in the United States and recently acquired a lease in Texas in the Granite Wash formation. As used herein, the terms “Company” and “VAALCO” mean VAALCO Energy, Inc. and its subsidiaries, unless the context otherwise requires. The Company’s corporate headquarters are located at 4600 Post Oak Place, Suite 309, Houston, Texas 77027 where the telephone number is (713) 623-0801.

VAALCO’s international subsidiaries are VAALCO Gabon (Etame), Inc., VAALCO Production (Gabon), Inc., VAALCO Angola (Kwanza), Inc., VAALCO UK (North Sea), Ltd., and VAALCO International Inc. VAALCO Energy (USA), Inc. holds interests in properties located in the United States.

RECENT DEVELOPMENTS

Offshore Gabon

The Company’s primary source of revenue is from the Etame Production Sharing Contract related to the Etame Marin block located offshore the Republic of Gabon. VAALCO operates the Etame Marin block on behalf of a consortium of companies. At December 31, 2010, VAALCO owned a 30.35% interest in the exploration acreage within the Etame Marin block. The Company owns a 28.1% interest in the development areas surrounding the Etame, Avouma, South Tchibala and Ebouri fields, each of which is located on the Etame Marin block. The development areas were subject to a 7.5% back-in by the Government of Gabon, which occurred for these fields after their successful development.

The Company produces from the Etame, Avouma, South Tchibala and Ebouri fields on the block. Oil production commenced from the Etame field in September 2002, from the Avouma and South Tchibala fields in January 2007, and from the Ebouri field in January 2009. During 2010, the Etame, Avouma, South Tchibala and Ebouri fields produced approximately 7.3 million bbls (1.75 million bbls net to the Company).

Beginning in March 2010, drilling began on the first of four planned wells located within the Etame Marin block. In July 2010, the consortium elected to extend the drilling program by two additional wells. The first of these wells was a development well drilled from the Ebouri platform which began producing oil in May 2010. The second well was a successful workover of the Ebouri 3-H well to replace submersible pumps. The third well was an exploration effort with two sidetracks in the Southeast Etame area which resulted in an oil discovery in the Gamba reservoir. Various completion options for the Southeast Etame discovery are being considered as part of a study on future development plans for the Etame Marin block. The fourth well in the drilling program was a subsea completed development well in the Etame field which began producing oil in December 2010. The fifth well in the drilling program was a development well in the South Tchibala field which began producing oil in November 2010 and the sixth well was an exploration well on the Omangou prospect. The sixth well was water-bearing in the objective reservoir and was subsequently abandoned. The Omangou well counts as one of the two exploration wells required per the terms of the sixth exploration period extension. The sixth exploration period expires in July 2014.

Onshore Gabon

The Company executed a farm-out agreement in August 2010 with Total Gabon on the Mutamba Iroru block located near the coast in central Gabon. The Mutamba Iroru block contains an exploration area of approximately 270,000 acres. Under the terms of the agreement, the Company and Total Gabon have committed to reprocess 400 kilometers of 2-D seismic data and drill one exploration well. In return for Total Gabon funding an agreed portion of the new work commitment, Total Gabon will receive a 50% interest on the permit. In 2010, the exploration permit was successfully extended until May 2012.

Offshore Angola

In November 2006, the Company signed a production sharing contract for a 40% working interest in Block 5 offshore Angola. The four year contract with an optional three year extension awards the Company exploration rights to approximately 1.4 million acres along the central coast of Angola. The government-assigned working interest partner was delinquent paying their share of the costs several times in 2009 and consequently was placed in a default position which impacted the timing for drilling the two commitment wells. In early 2010, the Company began working with the government of Angola regarding a time extension for the drilling of the wells beyond the November 2010 expiration date and to obtain a replacement partner. By governmental decree dated December 1, 2010, the former partner was removed from the production sharing contract and a one year time extension was granted. The Company and the government of Angola then agreed on the process for obtaining a replacement partner. The Company opened a data room in Houston which is expected to close in the second quarter of 2011. Information related to interested parties will then be provided to the government of Angola for selection and finalization. If necessary, the government of Angola has expressed willingness to consider a further time extension once the new partner has been selected and a timeline of the drilling plans is completed. While we believe that the government of Angola will grant us another extension if necessary, we can provide no assurances that such an extension will be granted. If the government of Angola were to deny a time extension, and the wells are not drilling by the end of November 2011, the Company risks forfeiture of its $10 million funds in escrow, and the Company may be required to impair its leasehold costs and other investments with a carrying value of $13.7 million as of December 31, 2010.

Onshore Domestic

The Company acquired a 640 acre lease in the Granite Wash formation in north Texas in December 2010. The first well on this acreage is expected to be drilled in the second quarter of 2011.

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

GENERAL

The Company’s production strategy is to maximize the value of the reserves discovered in Gabon through exploitation of the Etame Marin block (comprised of the Etame, Avouma, South Tchibala and Ebouri fields)

totaling approximately 759,000 acres. The Company also owns a 50% working interest in the approximately 270,000 acre Mutamba Iroru block onshore Gabon and a 40% working interest in the 1.4 million acre Block 5 offshore Angola where, along with the Etame Marin block, exploration activities take place. A 640 acre lease in the Granite Wash formation in north Texas was acquired in December 2010. The Company has plans to drill on this lease in 2011.

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

Domestic

The Company’s domestic strategy has been to produce existing reserves from outside operated properties located in Brazos County, Texas, in Pickens County, Alabama, and offshore Louisiana in the Ship Shoal area. As described above, the Company also plans to drill a well on its recently acquired property in the Granite Wash formation in north Texas. Additionally, the Company is evaluating investment opportunities in resource based properties, including shale properties.

CUSTOMERS

Substantially all of the Company’s oil and gas is sold at the well head at posted or indexed prices under short-term contracts, as is customary in the industry. In Gabon, the Company sold oil under a contract with Vitol S.A. which ran through calendar year 2010. For the 2011 calendar year, the Company will sell its oil under a contract with Mercuria Trading NV (“Mercuria”). While the loss of Mercuria as a buyer might have a material effect on the Company in the short term, management believes that the Company would be able to obtain other customers for its crude oil. Domestic production is sold via two contracts, one for oil and one for gas. The Company has access to several alternative buyers for oil and gas sales domestically.

EMPLOYEES

As of December 31, 2010, the Company had 89 full-time employees and consultant contractors, 48 of whom were located in Gabon and nine of whom were located in Angola. The Company is not yet subject to any collective bargaining agreements, although most of the national employees in Gabon are members of the NEOP (National Organization of Petroleum Workers) union. The Company and NEOP began negotiating a collective bargaining agreement in the first quarter of 2011. The Company believes its relations with its employees are satisfactory.

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

The Company generates wastes, including hazardous wastes that are subject to the federal Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes. The Environmental Protection Agency (“EPA”) and various state agencies have limited the disposal options for certain wastes, including wastes designated as hazardous under RCRA and state analogs (“Hazardous Wastes”). Furthermore, although oil and gas wastes generally are exempt from regulation as hazardous waste, certain wastes generated by the Company may be subject to RCRA or comparable state statutes. It is possible that certain wastes generated by the Company’s oil and gas operations that are currently exempt may in the future be designated as Hazardous Wastes under RCRA or other applicable statutes and, therefore, may be subject to more rigorous and costly disposal requirements.

Superfund

The federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “Superfund” law, generally imposes joint and several liability for costs of investigation and remediation and for natural resource damages, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release into the environment of substances designated under CERCLA as hazardous substances (“Hazardous Substances”). These classes of persons, or so-called potentially responsible parties (“PRPs”), include the current and certain past owners and operators of a facility where there has been a release or threat of release of a Hazardous Substance and persons who disposed of or arranged for the disposal of Hazardous Substances found at a facility. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the PRPs the costs of such action.

Although CERCLA generally exempts “petroleum” from the definition of Hazardous Substance, in the course of its operations, the Company has generated and will generate substances that may fall within CERCLA’s definition of Hazardous Substance and may have disposed of these substances at disposal sites owned and operated by others. The Company may also be the owner or operator of sites on which Hazardous Substances have been released. To its knowledge, neither the Company nor its predecessors have been designated as a PRP by the EPA under CERCLA; the Company also does not know of any prior owners or operators of its properties that are named as PRPs related to their ownership or operation of such properties. States such as Texas have comparable statutes. In the event contamination is discovered at a site on which the Company is or has been an owner or operator or to which the Company sent regulated substances, the Company could be liable for costs of investigation and remediation and natural resources damages.

Clean Water Act

The Clean Water Act (“CWA”) and analogous state laws impose restrictions and strict controls regarding the discharge (including spills and leaks) of pollutants, including produced waters and other oil and natural gas wastes, into state waters and waters of the United States, a term broadly defined. These controls have become more stringent over the years, and it is probable that additional restrictions will be imposed in the future. Generally, permits must be obtained to discharge pollutants. The CWA provides for civil, criminal and administrative penalties for unauthorized discharges of oil and hazardous substances and of other pollutants. It imposes substantial potential liability for the costs of removal or remediation associated with discharges of oil or other pollutants. The CWA also prohibits the discharge of fill materials to regulated waters, including wetlands, without a permit. State laws governing discharges to water also provide varying civil, criminal and administrative penalties and impose liabilities in the case of a discharge of petroleum or its derivatives, or other pollutants, into state waters. In addition, the EPA has promulgated regulations that may require the Company to obtain permits to discharge storm water runoff, including discharges associated with construction activities. In the event of an unauthorized discharge of wastes, the Company may be liable for penalties and cleanup and response costs.

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

The OPA also imposes ongoing requirements on a responsible party, including proof of financial responsibility to cover at least some costs in a potential spill. Certain amendments to the OPA that were enacted in 1996 require owners and operators of offshore facilities that have a worst case oil spill potential of more than 1,000 bbls to demonstrate financial responsibility in amounts ranging from $10 million in specified state waters and $35 million in federal outer continental shelf (“OCS”) waters, with higher amounts, up to $150 million based upon worst case oil-spill discharge volume calculations. In light of recent events, it is possible that these requirements may become more stringent. The Company believes that currently it has established adequate proof of financial responsibility for its offshore facilities.

Safe Drinking Water Act and Hydraulic Fracturing

Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. Hydraulic fracturing activities are typically regulated by state oil and gas commissions but not at the federal level, as the federal Safe Drinking Water Act expressly excludes regulation of these fracturing activities (except where diesel is a component of the fracturing fluid). Due to public concerns raised regarding potential impacts of hydraulic fracturing on groundwater quality, there have been recent developments at the federal and state levels that could result in regulation of hydraulic fracturing becoming more stringent and costly. The EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities, with results of the study anticipated to be available by late 2012. In addition, a committee of the U.S. House of Representatives is conducting an investigation of hydraulic fracturing practices. Moreover, legislation has been introduced before Congress to provide for federal regulation of hydraulic fracturing by eliminating the current exemption in the Safe Drinking Water Act, and, further, to require disclosure of the chemicals used in the fracturing process. Also, some states have adopted, and other states are considering adopting, regulations that restrict hydraulic fracturing in certain circumstances or that require disclosure of the chemicals in the fracturing fluids. If new laws or regulations imposing significant restrictions or conditions on hydraulic fracturing activities are adopted in areas where the Company conducts business, the Company could incur substantial compliance costs and such requirements could adversely delay or restrict its ability to conduct fracturing activities on its assets.

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

Climate Change Legislation

More stringent laws and regulations relating to climate change and greenhouse gases (“GHGs”) may be adopted in the future and could cause us to incur material expenses in complying with them. The EPA has been moving forward to regulate GHGs as pollutants under the CAA and has already adopted rules establishing GHG emission limits from motor vehicles beginning with the 2012 model year, thus triggering the requirements for the permitting of GHG emissions from stationary sources under the Prevention of Significant Deterioration (“PSD”) and Title V permitting programs. The EPA has adopted a multi-tiered approach to this permitting, with the largest sources first subject to permitting. In addition, both houses of the United States Congress have considered legislation to reduce emissions of greenhouse gases without any ultimate resolution and many states have already taken legal measures to reduce GHG emissions, including, in a few locations, the consideration of a cap and trade program. Most of these cap and trade programs work by requiring major sources of emissions or major producers of fuels to acquire and surrender emission allowances. Depending on the regulatory reach of EPA’s rules or new CAA legislation or implementing regulations restricting the emission of GHGs or state programs, the Company could incur significant costs to control its emissions and comply with regulatory requirements. In addition, in October 2009, the EPA adopted a mandatory GHG emissions reporting program which imposes reporting and monitoring requirements on various industries and in November 2010, expanded this GHG reporting rule to include onshore and offshore oil and natural gas production facilities and onshore oil and natural gas processing, transmission, storage and distribution facilities. The Company will incur costs to monitor, keep records of, and report emissions of GHGs. We do not believe that our compliance with applicable monitoring, recordkeeping and reporting requirements under the reporting rule as recently amended will have a material adverse effect on our results of operations or financial position.

Because of the lack of any comprehensive legislative program addressing GHGs, there is a great deal of uncertainty as to how federal and state regulation of GHGs will unfold and how it may impact our industry. Moreover, the federal, regional, state and local regulatory initiatives could adversely affect the marketability of the oil and natural gas that the Company produces. The impact of such future programs cannot be predicted, but the Company does not expect its operations to be affected any differently than other similarly situated domestic competitors.

Air Emissions

The Company’s operations are subject to local, state and federal regulations for the control of emissions from sources of air pollution. At the Federal level, the Clean Air Act is the primary statute governing air pollution. Federal and state laws require new and modified sources of air pollutants to obtain permits prior to commencing construction. Major sources of air pollutants are subject to more stringent, federally imposed requirements including additional permits. Federal and state laws designed to control hazardous (or toxic) air pollutants, might require installation of additional controls. Administrative enforcement actions for failure to comply with air pollution regulations or permits are generally resolved by payment of monetary fines and correction of any identified deficiencies. Alternatively, regulatory agencies could bring lawsuits for civil penalties or require the Company to forego construction, modification or operation of certain air emission sources.

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

In Texas, the Legislature enacted the Coastal Coordination Act (“CCA”), which provides for the coordination among local and state authorities to protect coastal resources through regulating land use, water, and coastal development. The act establishes the Texas Coastal Management Program (“CMP”). The CMP is limited to the nineteen counties that border the Gulf of Mexico and its tidal bays. The CCA provides for the review of state and federal agency rules and agency actions for consistency with the goals and policies of the Coastal Management Plan. This review may impact agency permitting and review activities and add an additional layer of review to certain activities undertaken by the Company.

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

FORWARD-LOOKING STATEMENTS

This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created by those laws. The Company has based these forward-looking statements on its current expectations and projections about future events. These forward-looking statements include information about possible or assumed future results of the Company’s operations. All statements, other than statements of historical facts, included in this Report that address activities, events or developments that the Company expects or anticipates may occur in the future, including without limitation, statements regarding the Company’s financial position, reserve quantities and net present values, business strategy, the amount and nature of capital expenditures, plans and objectives of the Company’s management for future operations are forward-looking statements. When the Company uses words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “probably” or similar expressions, the Company is making forward-looking statements. Many risks and uncertainties may impact the matters addressed in these forward-looking statements.

Some of the events or factors that could affect the Company’s future results and could cause results to differ materially from those expressed in the Company’s forward-looking statements include:

•	the volatility of oil and natural gas prices;

•	the uncertainty of estimates of oil and natural gas reserves;

•	the impact of competition;

•	the availability and cost of seismic, drilling and other equipment;

•	operating hazards inherent in the exploration for and production of oil and natural gas;

•	difficulties encountered during the exploration for and production of oil and natural gas;

•	difficulties encountered in delivering oil to commercial markets;

•	general economic conditions, including any future economic downturn and the availability of credit;

•	changes in customer demand and producers’ supply;

•	the uncertainty of the Company’s ability to attract capital;

•	currency exchange rates;

•	actions by the governments and events occurring in the countries in which we operate;

•	actions by our venture partners;

•	compliance with, or the effect of changes in, the foreign governmental regulations regarding the Company’s exploration and production, including those related to climate change;

•	actions of operators of the Company’s oil and gas properties; and

•	weather conditions.

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

The Etame field consisting of five producing wells, the Avouma and South Tchibala fields consisting of one well and two wells, respectively, and the Ebouri field with three producing wells constituted almost 100% of our total production for the year ended December 31, 2010. In addition, at December 31, 2010, almost 100% of our total net proved reserves were attributable to these fields. If mechanical problems, storms or other events curtailed a substantial portion of this production, or if the actual reserves associated with this producing property are less than our estimated reserves, our results of operations and financial condition could be materially adversely affected.

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

Our revenues, cash flow, profitability and future rate of growth are substantially dependent upon prevailing prices for oil and gas. Our ability to borrow funds and to obtain additional capital on attractive terms is also substantially dependent on oil and gas prices. Historically, world-wide oil and gas prices and markets have been volatile, particularly in 2008 and 2009, and are likely to continue to be volatile in the future. The average price for crude we sold from Gabon in 2010 was $78.38 per barrel compared to $59.54 per barrel in 2009, $92.87 per barrel in 2008 and $71.16 per barrel in 2007.

Prices for oil and gas are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond our control. These factors include international political conditions, including recent uprisings and political unrest in the Middle East and Africa, the domestic and foreign supply of oil and gas, the level of consumer demand, weather conditions, domestic and foreign governmental regulations, the price and availability of alternative fuels, the health of international economic and credit markets, and general economic conditions. In addition, various factors, including the effect of federal, state and foreign regulation of production and transportation, general economic conditions, changes in supply due to drilling by other producers and changes in demand may adversely affect our ability to market our oil and gas production. Any significant decline in the price of oil or gas would adversely affect our revenues, operating income, cash flows and borrowing capacity and may require a reduction in the carrying value of our oil and gas properties and our planned level of capital expenditures.

If there is a sustained economic downturn or recession in the United States or globally, oil and gas prices may fall and may become and remain depressed for a long period of time, which may adversely affect our results of operations.

In recent years, we experienced an economic downturn or a recession in the United States and globally. The reduced economic activity associated with the economic downturn or recession may reduce the demand for, and the prices we receive for, our oil and gas production. A sustained reduction in the prices we receive for our oil and gas production will have a material adverse effect on our results of operations.

Unless we are able to replace reserves which we have produced, our cash flows and production will decrease over time.

Our future success depends upon our ability to find, develop or acquire additional oil and gas reserves that are economically recoverable. Except to the extent that we conduct successful exploration or development activities or acquire properties containing proved reserves, our estimated net proved reserves will generally decline as reserves are produced. There can be no assurance that our planned development and exploration projects and acquisition activities will result in significant additional reserves or that we will have continuing success drilling productive wells at economic finding costs. The drilling of oil and gas wells involves a high degree of risk, especially the risk of dry holes or of wells that are not sufficiently productive to provide an economic return on the capital expended to drill the wells. In addition, our drilling operations may be curtailed, delayed or canceled as a result of numerous factors, including title problems, weather conditions, political instability, availability of capital, economic/currency imbalances, compliance with governmental requirements, receipt of additional seismic data or the reprocessing of existing data, material changes in oil or gas prices, prolonged periods of historically low oil and gas prices, failure of wells drilled in similar formations or delays in the delivery of equipment and availability of drilling rigs. With the exception of our recently acquired property in the Granite Wash formation in north Texas, our current domestic oil and gas producing properties are operated by third parties and, as a result, we have limited control over the nature and timing of exploration and development of such properties or the manner in which operations are conducted on such properties.

Substantial capital, which may not be available to us in the future, is required to replace and grow reserves.

We make, and will continue to make, substantial capital expenditures for the acquisition, exploitation, development, exploration and production of oil and gas reserves. Historically, we have financed these expenditures primarily with cash flow from operations, debt, asset sales, and private sales of equity. During 2010, we participated, and in 2011 we expect to continue to participate, in the further exploration and development projects on our international properties. In Gabon and Angola, we are the operator of the blocks and are thus responsible for contracting on behalf of all the remaining parties participating in the project. We rely on the timely payment of cash calls by our partners to pay for the 69.65% share of the Etame budget and 50% of the Angola Block 5 budget for which they are responsible. However, if lower oil and gas prices, operating difficulties or declines in reserves result in our revenues being less than expected or limit our ability to borrow funds, or our partners fail to pay their share of project costs, we may have a limited ability, particularly in the current economic environment, to expend the capital necessary to undertake or complete future drilling programs. We cannot assure you that additional debt or equity financing or cash generated by operations will be available to meet these requirements.

We may need access to the capital markets to fund a portion of our growth strategy. The recent unprecedented disruption in the capital markets may adversely affect our growth strategy if the situation reoccurs.

Primarily in 2008 and 2009, the U.S. and international financial markets experienced unprecedented volatility and disruption. This disruption in the financial markets made it difficult for companies to successfully issue common stock or debt securities to fund growth. If the effects of disruption in the financial markets reoccur, our ability to fund growth may be adversely affected.

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

There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves, including many factors beyond our control. Reserve engineering is a subjective process of estimating the underground accumulations of oil and gas that cannot be measured in an exact manner. The estimates included in this document are based on various assumptions required by the SEC, including unescalated prices and costs and capital expenditures subsequent to December 31, 2010, and, therefore, are inherently imprecise indications of future net revenues. Actual future production, revenues, taxes, operating expenses, development expenditures and quantities of recoverable oil and gas reserves may vary substantially from those assumed in the estimates. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves incorporated by reference in this document. In addition, our reserves may be subject to downward or upward revision based upon production history, results of future development, availability of funds to acquire additional reserves, prevailing oil and gas prices and other factors. Moreover, the calculation of the estimated present value of the future net revenue using a 10% discount rate as required by the SEC is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with our reserves or the oil and gas industry in general. It is also possible that reserve engineers may make different estimates of reserves and future net revenues based on the same available data.

The estimated future net revenues attributable to our net proved reserves are prepared in accordance with current SEC guidelines, and are not intended to reflect the fair market value of our reserves. The SEC amended the definition of proved reserves for all reserve estimates included in filings after January 1, 2010. As a result, the estimates of proved reserves filed in reports prior to January 1, 2010 may not be comparable to reports filed after that date, including those in this annual report. In accordance with the rules of the SEC, our reserve estimates are prepared using an average of beginning of month prices received for oil and gas for the preceding twelve months. Future reductions in prices below the average calculated for 2010 would result in the estimated quantities and present values of our reserves being reduced.

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

Almost all of our proven reserves are located offshore of the Republic of Gabon. As of December 31, 2010, we carried a gross investment excluding amortization of approximately $178.7 million including leasehold and asset retirement obligations on our balance sheet associated with the Etame, Avouma, South Tchibala and Ebouri fields in Gabon. We have operated in Gabon since 1995 and believe we have good relations with the current Gabonese government. However, there can be no assurance that present or future administrations or governmental regulations in Gabon will not materially adversely affect our operations or cash flows.

A second time extension for the drilling of two exploration wells in Angola may be necessary to protect certain amounts invested in that country.

Due to financial non-performance of the venture partner assigned by the government of Angola, our plans to drill the two obligatory wells have been delayed. A government decree effective December 1, 2010 removed the former partner from the production sharing agreement and provided us with a one year extension through the end of November 2011. We are working with the government of Angola to secure a replacement partner. After the new partner is selected, another time extension may be required if reasonable time to drill the two commitment wells does not exist. We can give no assurances that another time extension will be granted, if necessary. If the government of Angola were to deny a time extension and the wells are not drilling by the end of November 2011, we risk forfeiture of our $10 million funds in escrow and we may be required to impair our leasehold costs and other investments with a carrying value of $13.7 million as of December 31, 2010.

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

The laws and regulations of the United States, Gabon, Angola and Great Britain regulate our current business. Our operations could result in liability for personal injuries, property damage, natural resource damages, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages. Failure to comply with environmental laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties and the issuance of orders enjoining operations. In addition, we could be liable for environmental damages caused by, among others, previous property owners or operators. We could also be affected by more stringent laws and regulations adopted in the future, including any related to climate change and greenhouse gases and use of fracking fluids, resulting in increased operating costs. Additionally, more stringent GHG regulation could impact demand for oil and gas. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could have a material adverse effect on our financial condition, results of operations and liquidity.

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

The adoption of derivatives legislation and regulations related to derivative contracts could have an adverse impact on our ability to hedge risks associated with our business.

During 2010, President Obama signed into law the Dodd—Frank Wall Street Reform and Consumer Protection Act (the “Act”). Among other things, the Act requires the Commodity Futures Trading Commission and the SEC to enact regulations affecting derivative contracts. We cannot predict the content of these regulations or the effect that these regulations will have on hedging activities. Of particular concern, the Act does not explicitly exempt end users (such as us) from the requirements to post margin in connection with hedging activities. If the regulations ultimately adopted require that companies post margin for hedging activities or impose other requirements that are more burdensome than current regulations, hedging would become more expensive.

Certain U.S. federal income tax preferences currently available with respect to oil and natural gas production may be eliminated as a result of future legislation.

Among the changes contained in President Obama’s Budget Proposal for Fiscal Year 2012 is the elimination of certain key U.S. federal income tax incentives currently available to oil and gas exploration and production. The President’s budget proposes to eliminate certain tax preferences applicable to taxpayers engaged in the exploration or production of natural resources. Specifically, the budget proposes to repeal the deduction for percentage depletion with respect to wells, in which case only cost depletion would be available. It is unclear whether any such changes will be enacted or how soon any such changes could become effective. The passage of any legislation as a result of these proposals or any other similar changes in U.S. federal income tax laws could negatively affect our financial condition and results of operations.

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

Effective January 2011, we sell all of our crude oil production in Gabon to Mercuria Trading NV. The loss of Mercuria Trading NV as a purchaser of our Gabon production could force the shut in of our Gabon production until the purchaser is replaced, and could have a material adverse effect on our results of operations.

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

Gabon

Etame Marin

VAALCO has an interest in an approximately 759,000 acre offshore block in Gabon, the Etame Marin block where it signed a production sharing contract in 1995. The block contains the Etame, Avouma, South Tchibala and Ebouri fields, all of which are on production, and the North Tchibala discovery for which there are no development plans at this time. These fields and discoveries consist of subsalt reservoirs that lie 20 miles offshore in approximately 250 feet of water depth.

VAALCO operates the Etame Marin block on behalf of a consortium of companies. At December 31, 2010, VAALCO owned a 30.35% interest in the exploration acreage within the Etame Marin block. The Company owns a 28.1% interest in the development areas surrounding the Etame, Avouma, South Tchibala and Ebouri fields. The development areas were subject to a 7.5% back-in by the Government of Gabon, which occurred for these fields after their successful development.

The Etame Marin block consortium approved the development of the Etame field in 2001. An application for commerciality was filed with the government of Gabon, and in November 2001 the consortium was awarded an approximately 12,000 acre exploitation area surrounding the field. The exploitation area has a term of up to 20 years (through 2021).

The Etame field has been developed at an aggregate cost of approximately $197.4 million ($53.6 million net to the Company). A successful development well was drilled in 2010 in this field. The development included completing subsea wells connected to a contracted floating production, storage and offloading vessel (“FPSO”). There are currently five wells producing in the Etame field.

In April 2005, a development plan for the joint development of the Avouma and South Tchibala fields was approved by the Gabon government. The Company was awarded an approximately 13,000 acre exploitation area which has a term of twenty years (until 2025). In 2006, the Company installed a platform in approximately 250 feet of water and drilled two development wells from the platform, one into each field. In 2010, a second development well in the South Tchibala fied was drilled and successfully completed. The three development wells are tied back to the FPSO via a ten mile pipeline. Through December 31, 2010, the cost of developing the Avouma and South Tchibala fields was approximately $146.5 million ($42.8 million net to the Company).

The Company drilled the Ebouri discovery well to total depth in January 2004. In October 2006, the Gabon government approved the development plan for the Ebouri field and the Company was awarded an approximately 3,700 acre exploitation area which has a term of twenty years (until 2026). A platform was installed in July 2008, approximately seven miles from the FPSO and is tied back to the FPSO via a pipeline as was done for the Avouma and South Tchibala fields. The cost of developing the Ebouri field as of December 31, 2010 totaled approximately $189.0 million ($59.2 million net to the Company). The first development well began production in January 2009 and the second development well began producing crude oil in April 2009. A third development well began production in May 2010.

The Company has sold a total of 56.1 million gross bbls (13.3 million net bbls) from the fields within the Etame Marin block since startup through December 31, 2010. During 2010, the Etame, Avouma, South Tchibala and Ebouri fields produced approximately 7.3 million gross bbls (1.75 million net bbls).

The Company negotiated an extension of the exploration permit on this block to 2014. The terms of the extension include an additional exploration well, bringing the total required under the permit to two exploration wells, and to acquire additional 3-D seismic data, which is expected to be acquired in 2011. One of the two commitment exploration wells has been met with the drilling of the Omangou prospect, an unsuccessful effort, in 2010.

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

In 2010, in conjunction with executing a farm-out agreement with Total Gabon, the exploration period was extended until May 2012. This extension requires the Company to reprocess 400 kilometers of 2-D seismic data and drill one exploration well. In return for Total Gabon funding an agreed portion of the new work commitment, Total Gabon will receive a 50% interest on the permit. The seismic reprocessing began in the first quarter of 2011 and the exploration well is expected to be drilled in the first half of 2012.

Angola

Block 5

In November 2006, the Company signed a production sharing contract for a 40% working interest in Block 5 offshore Angola. The four year contract with an optional three year extension awards the Company exploration rights to approximately 1.4 million acres along the central coast of Angola. The government-assigned working interest partner was delinquent paying their share of the costs several times in 2009 and consequently was placed in a default position which impacted the timing for drilling the two commitment wells. In early 2010, the Company began working with the government of Angola regarding a time extension for the drilling of the wells beyond the November 2010 expiration date and to obtain a replacement partner. By governmental decree dated December 1, 2010, the former partner was removed from the production sharing contract and a one year time extension was granted. The Company and the government of Angola then agreed on the process for obtaining a replacement partner. The Company opened a data room in Houston which is expected to close in the second quarter of 2011. Information related to interested parties will then be provided to the government of Angola for selection and finalization. If necessary, the government of Angola has expressed willingness to consider a further time extension once the new partner has been selected and a timeline of the drilling plans is completed. The government of Angola has expressed willingness to consider this further extension once the new partner has been selected and a timeline of the drilling plans is completed. While we believe that the government of Angola will grant us another extension if necessary, we can provide no assurances that such an extension will be granted. If the government of Angola were to deny a time extension, and the wells are not drilling by the end of November 2011, the Company risks forfeiture of its $10 million funds in escrow, and the Company may be required to impair its leasehold costs and other investments with a carrying value of $13.7 million as of December 31, 2010.

Domestic United States Properties

The Company has interests in Brazos County, Texas producing from the Buda/Georgetown formations. The Company also owns certain non-operated interests in the Ship Shoal area of the Gulf of Mexico and in Pickens County, Alabama. During 2010, these wells produced approximately 900 bbls of oil and 14 million cubic feet of gas net to the Company. No capital expenditures are anticipated in 2010 for these properties. In December 2010, the Company acquired a 640 acre lease in north Texas in the Granite Wash formation. Capital expenditures are estimated at $9.0 million in 2011 to drill the first well on the lease.

Aggregate Production

Aggregate production data (net to the Company) for all of the Company’s operations for the years 2010, 2009, and 2008 are shown below.

Company Owned Production

	2010			2009			2008
	BOE	Bbl	Mcf	BOE	Bbl	Mcf	BOE	Bbl	Mcf
Average daily production
(Oil in BOPD, gas in MCFD)
Etame field, Gabon	1,755	1,755	—	2,079	2,079	—	2,593	2,593	—
Avouma/S.Tchibala field, Gabon	1,481	1,481	—	1,948	1,948	—	2,385	2,385	—
Ebouri field, Gabon	1,460	1,460	—	1,275	1,275	—	—	—	—
Other fields	9	2	38	5	2	16	13	6	40

Total average daily production	4,705	4,698	38	5,307	5,304	16	4,991	4,984	40

Average sales price ($/unit)	$78.31	$78.39	$4.79	$59.52	$59.54	$4.79	$92.81	$92.87	$7.51
Average production cost ($/unit)	$12.88	$12.88	$2.15	$11.35	$11.35	$1.89	$10.11	$10.11	$1.69

RESERVE INFORMATION

The table below sets for the Company’s estimated net proved reserves for the years ended December 31, 2010, 2009 and 2008 as prepared by Netherland Sewell & Associates, independent petroleum engineers. There have been no estimates of total proved net oil or gas reserves filed with or included in reports to any federal authority or agency other than the Securities and Exchange Commission since the beginning of the last fiscal year. The reserves are located in Gabon (offshore) and in Texas and Louisiana (onshore and offshore). Reserves estimated by our independent engineers at December 31, 2010 and 2009, reflect oil and natural gas spot prices based on the average prices during the 12-month period before the ending date of the period covered by this report determined as an unweighted, arithmetic average of the first-day-of-the-month price for each month within such period. Reserves estimated by our independent engineers at December 31, 2008 reflect oil and natural gas spot prices on the last day of the year. As a result, estimates of proved reserves as of December 31, 2010 and 2009 may not be comparable to those as of December 31, 2008.

	As of December 31,
	2010	2009	2008
Crude Oil
Proved developed reserves (MBbls)
United States	4	4	5
International	5,025	4,791	4,746

Total proved developed reserves (MBbls)	5,029	4,795	4,751

Proved undeveloped reserves (MBbls)
United States	—	—	—
International	1,893	2,568	2,671

Total proved undeveloped reserves (MBbls)	1,893	2,568	2,671

Total proved reserves (MBbls)
United States	4	4	5
International	6,918	7,359	7,417

Total proved reserves (MBbls)	6,922	7,363	7,422

Natural Gas
Proved developed reserves (MMcf)
United States	23	23	30
International	—	—	—

Total proved developed reserves (MMcf)	23	23	30

Proved undeveloped reserves (MMcf)
United States	—	—	—
International	—	—	—

Total proved undeveloped reserves (MMcf)	—	—	—

Total proved reserves (MMcf)
United States	23	23	30

Standardized measure of proved reserves (in thousands)	$124,824	$102,518	$64,953

Proved Undeveloped Reserves

The Company annually reviews all proved undeveloped reserves (“PUDs”) to ensure an appropriate plan for development exists. Generally, the Company’s PUDs are converted to proved developed reserves within five years of the date they are first booked as PUDs. The Company had 1,894 MBbls of PUDs at December 31, 2010, compared with 2,568 MBbls of PUDs at December 31, 2009. In 2010, the Company converted 674 MBbls, or 26% of the total year-end 2009 PUDs, to proved developed reserves (PDP). Approximately $28.8 million was spent in 2010 associated with development of PUDs as the Company completed the drilling of three development wells in the Etame Marin block offshore Gabon.

Controls Over Reserve Estimates

The Company’s policies and practices regarding internal controls over the recording of reserves is structured to objectively and accurately estimate our oil and gas reserves quantities and present values in compliance with the SEC’s regulations and GAAP. Compliance in reserves bookings is the responsibility of the Company’s Vice President-Production, who is the Company’s principal engineer. The Company’s principal engineer has over 20 years of experience in the oil and gas industry, including over 10 years as a reserve evaluator, trainer or manager and is a qualified reserves estimator (QRE), as defined by the Society of Petroleum Engineers’ standards. Further professional qualifications include a degree in petroleum engineering, extensive internal and external reserve training, and asset evaluation and management. In addition, the principal engineer is an active participant in industry reserve seminars, professional industry groups and has been a member of the Society of Petroleum Engineers for over 20 years.

The Company’s controls over reserve estimates included retaining Netherland Sewell & Associates, Inc. (“NSAI”) as our independent petroleum and geological firm. The Company provided information about the Company’s oil and gas properties, including production profiles, prices and costs, to NSAI and they prepare their own estimates of the reserves attributable to our properties. All of the information regarding reserves in this annual report is derived from the report of NSAI. The report of NSAI is included as an exhibit to this annual report.

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

The following tables set forth the net proved reserves of the Company as of December 31, 2010, 2009 and 2008, and the changes during such periods.

	Oil (MBbls)	Gas (MMcf)
PROVED RESERVES:
BALANCE AT JANUARY 1, 2008	6,214	61
Production	(1,824)	(15)
Revisions of previous estimates	1,242	(16)
Extensions and discoveries	1,790	—

BALANCE AT DECEMBER 31, 2008	7,422	30
Production	(1,936)	(6)
Revisions of previous estimates	783	(1)
Extensions and discoveries	1,094	—

BALANCE AT DECEMBER 31, 2009	7,363	23
Production	(1,715)	(38)
Revisions of previous estimates	1,274	38
Extensions and discoveries	0	0

BALANCE AT DECEMBER 31, 2010	6,922	23

	Oil (MBbls)	Gas (MMcf)
PROVED DEVELOPED RESERVES
Balance at January 1, 2008	4,506	61
Balance at December 31, 2008	4,751	30
Balance at December 31, 2009	4,795	23
Balance at December 31, 2010	5,029	23

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

In accordance with the current guidelines of the Securities and Exchange Commission, the Company’s estimates of future net cash flow from the Company’s properties and the present value thereof are made using oil and gas contract prices using a twelve month average price and are held constant throughout the life of the properties except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. In Gabon, the price was $78.51 per bbl. In the United States, the price was $74.39 per bbl of oil and $5.09 per Mcf of gas. See Note 16 to the Company’s consolidated financial statements for certain additional information concerning the proved reserves of the Company.

Drilling History

In 2010, the Company drilled two exploration wells and three development wells, all in the Etame Marin block offshore Gabon. The Company participated in the drilling of four exploration wells in 2009, one in the British North Sea, one in the Etame Marin block offshore Gabon and two onshore wells in the Mutamba Iroru block onshore Gabon. In 2008, the Company drilled a development well and an exploration well in the Etame Marin block.

	International
	Gross			Net
Wells Drilled	2010	2009	2008	2010	2009	2008
Exploration Wells
Productive	0.0	1.0	0.0	0.00	0.30	0.00
Dry	1.0	4.0	1.0	0.30	2.55	0.25
In progress(1)	1.0	0.0	1.0	0.30	0.00	0.30
Development Wells
Productive	3.0	2.0	0.0	0.90	0.60	0.00
Dry	0.0	0.0	0.0	0.00	0.00	0.00
In progress(2)	0.0	0.0	1.0	0.00	0.00	0.30

Total Wells	5.0	7.0	3.0	1.50	3.45	0.85

(1)	The 2010 well resulted in a discovery in the Etame Marin block; assessment of development options was still in progress at end of December 2010. The 2008 well was drilling in the Etame Marin block at December 31, 2008 and resulted in a successful exploration test in 2009.

(2)	The well was drilling in the Etame Marin block at December 31, 2008 and was completed as a productive development well in 2009.

Acreage and Productive Wells

Below is the total acreage under lease and the total number of productive oil and gas wells of the Company as of December 31, 2010:

	United States		International
	Gross	Net(1)	Gross	Net(1)
	(Acreage In thousands)
Developed acreage	6.7	0.8	28.7	8.1
Undeveloped acreage	0.6	0.6	2,411.4	912.5
Productive gas wells	6	0.6	0	0
Productive oil wells	3	0.4	11	3.1

(1)	Net acreage and net productive wells are based upon the Company’s working interest in the properties.

The leases in which we hold an interest in undeveloped acreage with minimum remaining terms are not material to us.

Office Space

The Company leases its offices in Houston, Texas (approximately 15,400 square feet), in Port Gentil, Gabon (approximately 10,000 square feet) and in Luanda, Angola (approximately 6,000 thousand square feet), which management believes are adequate for the Company’s operations.

Item 3.	Legal Proceedings

The Company is currently not a party to any material litigation.

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

General

The Company’s common stock is traded on the New York Exchange under the symbol EGY. The following table sets forth the range of high and low sales prices of the common stock for the periods indicated.

Period	High	Low
2009:
First Quarter	$8.32	$4.92
Second Quarter	5.64	3.55
Third Quarter	5.24	3.84
Fourth Quarter	4.91	4.11

2010:
First Quarter	$4.99	$3.93
Second Quarter	6.24	4.31
Third Quarter	6.25	5.07
Fourth Quarter	8.17	5.55

On February 28, 2011 the last reported sale price of the common stock on the New York Stock Exchange was $8.02 per share.

As of February 28, 2011 there were approximately 12,000 holders of record of the Company’s common stock.

Dividends

The Company has not paid cash dividends and does not anticipate paying cash dividends on the common stock in the foreseeable future.

Performance Graph

The following graph compares the yearly percentage change in the Company’s cumulative total stockholder return on its common shares with the cumulative total return of the S&P 500 Index and the S&P/ TSX Capped Energy Index. For this purpose, the yearly percentage change in the Company’s cumulative total stockholder return is calculated by dividing (a) the sum of the dividends paid during the “measurement period,” and the difference between the price for the Company’s shares at the end and the beginning of the measurement period, by (b) the price for the Company’s common shares at the beginning of the measurement period. “Measurement period” means the period beginning at the market close on the last trading day before the beginning of the Company’s fifth preceding fiscal year, through and including the end of the Company’s most recently completed fiscal year. The Corporation first became listed on the New York Stock Exchange on October 12, 2006.

	2005	2006	2007	2008	2009	2010
S&P/ TSX Capped Energy	$100	$101	$109	$68	$93	$101
S&P 500 Composite	$100	$114	$118	$72	$89	$101
VAALCO Energy, Inc	$100	$159	$110	$175	$107	$169

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2010 regarding the number of shares of common stock that may be issued under the Company’s compensation plans. Please refer to Note 4 to the consolidated financial statements for additional information on stock based compensation.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	2,524,686	$4.27	500
Equity compensation plans not approved by security holders	1,740,940	$7.05	475,896

Total	4,265,626	$5.40	476,396

Issuer Purchases of Equity Securities for Year Ended December 31, 2010

The Company did not purchase any shares in the year ended December 31, 2010.

Item 6.	Selected Financial Data

The following table sets forth, as of the dates and for the periods indicated, selected financial information about the Company. The financial information for each of the five years in the period ended December 31, 2010 has been derived from the Company’s Consolidated Financial Statements for such periods. The information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto. The following information is not necessarily indicative of the Company’s future results.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share amounts)
Total revenues	$134,472	$115,298	$169,525	$125,044	$98,325
Income (loss)	$42,387	$(4,144)	$35,733	$23,532	$45,759
Net income (loss) attributable to VAALCO Energy, Inc.	$37,340	$(7,889)	$29,722	$19,103	$40,343
Basic income (loss) per common share attributable to VAALCO Energy, Inc.	$0.66	$(0.14)	$0.51	$0.32	$0.69
Diluted income (loss) per common share attributable to VAALCO Energy, Inc.	$0.65	$(0.14)	$0.50	$0.32	$0.67
Total assets	$238,400	$202,999	$252,030	$186,558	$167,942
Total debt	$0	$0	$5,000	$5,000	$5,000

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In accordance with successful efforts method of accounting, the Company reviews proved oil and gas properties for indications of impairment whenever events or circumstances indicate that the carrying value of its oil and gas properties may not be recoverable. When it is determined that an oil and gas property’s estimated future net cash flows will not be sufficient to recover its carrying amount, an impairment charge must be recorded to reduce the carrying amount of the asset to its estimated fair value. This may occur if a field contains lower than anticipated reserves or if commodity prices fall below a level that significantly effects anticipated future cash flows on the field.

Impairment of Unproved Property

The Company evaluates its unproved properties for impairment on a property-by-property basis. The majority of the Company’s unproved property consists of acquisition costs related to its undeveloped acreage in Angola. On at least a quarterly basis, management reviews the unproved property for indicators of impairment based on the Company’s current exploration plans with consideration given to results of any drilling and seismic activity during the period and known information regarding exploration activity by other companies on adjacent blocks. See Item 2—Properties and Note 7 to the consolidated financial statements for further information on the

Company’s exploration plans in Angola. Any adverse developments related to the Company’s ability to further extend the drilling obligation date, if necessary, could result in an impairment of the Company’s unproved properties and other assets with a carrying value of approximately $13.7 million as well as the loss of the funds the Company has escrowed to secure its drilling obligations of $10 million.

CAPITAL RESOURCES AND LIQUIDITY

Cash Flows

Net cash provided by operating activities for 2010 was $46.1 million, as compared to $23.5 million in 2009 and $106.6 million in 2008. The increase in cash provided by operating activities was primarily due to net income of $42.4 million in 2010 versus a net loss of $4.1 million in 2009. The decrease in cash provided by operations in 2009 versus 2008 was primarily due to a net loss incurred in 2009 versus net income in 2008 and less favorable changes in operating assets and liabilities.

Net cash used in investing activities in 2010 was $39.9 million, compared to net cash used in investing activities for 2009 of $49.0 million and net cash used in investing activities in 2008 of $42.4 million. In 2010, the Company invested $37.3 million on four wells in the Etame Marin block offshore Gabon. The Company also invested in a Granite Wash formation lease in Texas ($2.2 million) and a second extension of the Mutamba Iroru block onshore Gabon ($1.2 million). In 2009, the Company invested $22.3 million primarily for the Ebouri platform and three wells. Also in 2009, the Company incurred $33.4 million in dry hole costs and reduced the amount in escrow attributable to a well drilled in the British North Sea by $6.6 million. In 2008, the Company invested $25.7 million primarily for the development of the Ebouri field, FPSO upgrades and onshore Gabon drilling activities. Also in 2008, the Company incurred $9.2 million in dry hole costs, and placed $7.4 million in escrow for a well to be drilled in the British North Sea.

In 2010, cash used in financing activities was $5.5 million consisting of distributions to a noncontrolling interest owner of $6.0 million partially offset by proceeds from the issuance of common stock upon the exercise of options of $0.5 million. In 2009, cash used in financing activities was $19.4 million, consisting primarily of purchase of treasury shares of $10.1 million, debt repayment of $5.0 million and distributions to a noncontrolling interest owner of $6.0 million partially offset by proceeds from the issuance of common stock of $1.8 million. In 2008, cash used in financing activities was $15.2 million, primarily consisting of distributions to a noncontrolling interest owner of $6.5 million and purchase of treasury shares of $8.9 million.

Capital Expenditures

During 2010, the Company invested $40.0 million in property and equipment additions (including amounts carried in accounts payable and excluding exploration dry hole costs), primarily associated with the drilling of three development wells in the Etame Marin block offshore Gabon totaling $29.3 million. In addition, one successful exploration well was drilled in the Southeast Etame area of the Etame Marin block at a cost of $8.0 million, and the Company invested in a Granite Wash formation lease in Texas ($2.2 million) and a second extension of the Mutamba Iroru block onshore Gabon ($1.2 million). During 2009, the Company invested $22.3 million in property and equipment additions primarily associated with the drilling of the three wells in the Ebouri field (the appraisal well plus the two development wells drilled from the Ebouri platform) totaling $16.7 million. Additionally, the Company’s share of the leasehold bonus associated with the Etame Marin block exploration period extension totaled $1.4 million. Partially offsetting these additions was a realignment agreement with a joint venture partner that originally did not participate in an appraisal well and one of the development wells in the Ebouri field. Pursuant to the realignment agreement, the joint venture partner paid its proportionate share of capital expenditures for the wells, which reduced the Company’s property and equipment by $5.7 million. During 2008, the Company spent approximately $25.7 million consisting primarily of Ebouri field development costs of $18.2 million, and drilling inventory ($1.4 million). Other expenditures during 2008 were for FPSO upgrades ($2.0 million), onshore Gabon ($2.2 million) and drilling a well in the British North Sea ($0.8 million).

In 2010, the Company incurred $6.8 million in exploration expense including $2.6 million on the Omangou unsuccessful exploration well offshore Gabon, $1.4 million for seismic costs in the Etame Marin block offshore Gabon, onshore Gabon exploration expense of $0.7 million, and $0.9 million in Angola primarily for geotechnical studies. In 2009, the Company incurred $36.5 million in exploration expense including $33.4 million of dry hole costs (British North Sea—$9.6 million, the Etame Marin block offshore Gabon—$3.0 million and the Mutamba Iroru block onshore Gabon—$20.8 million). The Company spent the remaining $3.1 million primarily on seismic processing costs in the Etame Marin block ($0.6 million), Mutamba Iroru block ($0.9 million) and in Angola ($1.4 million). In 2008, the Company spent $14.9 million in exploration expense including $9.2 million of unsuccessful well costs (British North Sea—$6.4 million, offshore Gabon—$0.3 million and onshore Gabon—$2.5 million), $3.5 million to acquire and process seismic in Angola, $1.1 million for aeromagnetic gravity data acquired over the Mutamba Iroru block onshore Gabon and seismic acquisition and processing costs associated with the Etame Marin block of $0.7 million.

Historically, the Company’s primary sources of capital resources has been from cash flows from operations, private sales of equity, borrowings and purchase money debt. On December 31, 2010, the Company had cash balances of $81.2 million and funds in escrow of $15.8 million. The Company believes that these cash balances combined with cash flow from operations will be sufficient to fund the Company’s 2011 capital expenditure budget, which is expected to range from $35.0 to $60.0 million to further develop the Etame Marin block and for drilling in Angola and the Granite Wash lease in Texas. The Company invests cash not required for immediate operational and capital expenditure needs in short-term bankers acceptance and money market instruments primarily with JPMorgan Chase & Co. The Company does not invest in asset-backed commercial paper market which has been subject to a liquidity crisis over the last few years. As operator of the Etame, Avouma, South Tchibala and Ebouri fields, the Company enters into project related activities on behalf of its working interest partners. The Company generally obtains advances from its partners prior to significant funding commitments.

Contractual Obligations

The table below summarizes the Company’s net share of obligations and commitments at December 31, 2010:

Payment Period

(in thousands $)	2011	2012	2013	2014	2015	Thereafter	Total
Operating leases(1)	$8,478	$5,990	$5,688	$4,743	$3,280	$0	$28,179

(1)	The Company is guarantor of a lease for the FPSO utilized in Gabon, which has remaining obligations of $79.1 million. The Company’s share of these payments is included in the table above. The Company can cancel the lease anytime after September 14, 2015, with 12 months prior notice. Approximately 72% of the payment is co-guaranteed by the Company’s partners in Gabon. In addition to the FPSO amounts, the schedule includes the Company’s share of its other lease obligations.

In addition to the contractual obligations described above, the Company entered into a sixth exploration period extension during 2009 and is required to spend $5.3 million for its share of two exploration wells and acquire/process 150 square kilometers of 3-D seismic on the Etame Marin block by July 2014. One of the two exploration commitment wells was drilled in 2010 on the Omangou prospect at a cost of $8.6 million ($2.6 million net to the Company). The Company also entered into the second exploration period for the Mutamba Iroru block which requires the Company to reprocess 400 kilometers of 2-D seismic and drill one exploration well by May 2012. In addition, the Company is required to spend $10.0 million for its share of two exploration wells on Block 5 in Angola by November 30, 2011. The government-assigned working interest partner was delinquent paying their share of the costs several times in 2009 and consequently was placed in a default position which impacted the timing for drilling the two commitment wells. In early 2010, the Company began working with the government of Angola regarding a time extension for the drilling of the wells beyond the November 2010 expiration date and to obtain a replacement partner. By governmental decree dated December 1, 2010, the former partner was removed from the production sharing contract and a one year time extension was granted. The Company and the government of Angola then agreed on the process for obtaining a replacement partner. The Company opened a data room in Houston which is expected to close in the second quarter of 2011. Information related to interested parties will then be provided to the government of Angola for selection and finalization. If necessary, the government of Angola has expressed willingness to consider a further time extension once the new partner has been selected and a timeline of the drilling plans is completed. While we believe that the government of Angola will grant us another extension if necessary, we can provide no assurances that such an extension will be granted. If the government of Angola were to deny a time extension, and the wells are not drilling by the end of November 2011, the Company risks forfeiture of its $10 million funds in escrow and the Company may be required to impair its leasehold costs and other investments with a carrying value of $13.7 million as of December 31, 2010.

The Company is carrying $13.4 million of asset retirement obligations as of December 31, 2010, representing the present value of these obligations as of that date. The Company does not anticipate incurring expenditures for any material asset retirement obligations over the next five years.

RESULTS OF OPERATIONS

Year Ended December 31, 2010 Compared to Years Ended December 31, 2009 and 2008

Revenues

Total oil and gas sales for 2010 were $134.5 million as compared to $115.3 million and $169.5 million for 2009 and 2008, respectively. In 2010, the Company sold approximately 1,714,000 bbls at an average price of $78.38 per bbl from the Etame Marin block with revenues from the United States of $0.1 million. In 2009, the Company sold approximately 1,935,000 bbls at an average price of $59.54 per bbl from the Etame Marin block with revenues from the United States of $0.1 million. In 2008, the Company sold approximately 1,822,000 net bbls at an average price of $92.87 per bbl from the Etame field in Gabon with revenues from the United States of $0.3 million. Crude oil sales from the Etame Marin block are a function of the number and size of crude oil liftings from the FPSO and thus crude oil sales do not always coincide with oil volumes produced.

Operating Costs and Expenses

Production expense for 2010 was $22.1 million as compared to $22.0 million and $18.5 million for 2009 and 2008, respectively. In the aggregate, production expenses in 2010 were nearly the same as in 2009. In 2010, despite lower sales volumes which reduced production expenses, increased expense resulted from the Ebouri well workover ($1.5 million). Production expenses were higher in 2009 versus 2008 primarily due to higher sales volumes, and higher FPSO costs. The Company matches production expenses with crude oil sales. Any production expenses associated with unsold crude oil inventory are capitalized.

Exploration expense for 2010 was $6.8 million as compared to $36.5 million and $14.9 million for 2009 and 2008, respectively. In 2010, exploration expense is primarily comprised of $2.6 million for the Omangou unsuccessful exploration well offshore Gabon, $1.4 million for seismic costs in the Etame Marin block offshore Gabon, onshore Gabon exploration expense of $0.7 million, and $0.9 million in Angola primarily for geotechnical studies. In 2009, the Company spent $33.4 million on four unsuccessful exploration wells including the North Etame prospect offshore Gabon ($3.0 million), two wells on the Mutamba Iroru block onshore Gabon ($20.8 million) and a well on Block 48/25c in the British North Sea ($9.6 million). Additionally, in 2009 the Company also spent $3.1 million primarily associated with seismic processing costs in Block 5 in Angola and the Mutamba Iroru block in Gabon.

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

Depreciation, depletion and amortization expense was $20.0 million for 2010, and was $20.8 million and $18.9 million for 2009 and 2008, respectively. Depletion, depreciation and amortization expense decreased slightly in 2010 versus 2009 due to lower sales volumes partially offset by overall higher depletion rates. The 2010 depletion rates for the Ebouri field averaged $19.95 per bbl, Avouma and South Tchibala fields averaged $7.76 per bbl, and the Etame field averaged $5.26 per bbl. In comparison, the 2009 depletion rates for the Ebouri field averaged $19.73 per bbl, Avouma and South Tchibala fields averaged $7.32 per bbl, and the Etame field averaged $4.30 per bbl. The increase in 2009 versus 2008 was primarily due to higher production volumes.

General and administrative expense for 2010 was $7.4 million as compared to $9.6 million and $10.8 million for 2009 and 2008, respectively. The decrease in general and administrative expense for 2010 versus 2009 was primarily due to $2.1 million of increased overhead reimbursement associated with the extensive drilling program in offshore Gabon and a decrease in retirement benefits of $1.0 million.

General and administrative expense decreased in 2009 versus 2008 due in part to non-recurring legal and solicitation costs associated with corporate matters relating to the Company’s 2008 annual meeting. During 2010, the Company incurred $1.8 million of stock based compensation compared to $1.8 million incurred in 2009 and $2.6 incurred in 2008. In each of the three years, the Company benefited from overhead reimbursement associated with production and development operations on the Etame Marin block.

Other operating income for 2009 was $6.5 million. For 2010 and 2008, no amounts were recorded for other operating income. The other operating income recorded in 2009 was attributable to receipt of proceeds from a joint venture partner that originally elected to not participate in two wells drilled in the Ebouri field, offshore Gabon. The partner later elected to participate and paid for their proportionate share of the capital expenditures for the wells. The $6.5 million payment received represents the Company’s share of an agreed risk premium benefiting the joint venture partners that originally participated in those two wells.

Operating Income

Operating income for 2010 was $78.1 million as compared to a $33.0 million and $106.5 million for 2009 and 2008, respectively. The significant increase in operating income in 2010 versus 2009 was primarily attributable to the higher average crude sales price of $78.38 per bbl, an increase of $18.84 per bbl, and a year to year decrease in exploration expense totaling $29.7 million. The decrease in exploration expense reflects less dry hole expense incurred in 2010 versus 2009.

The significant decrease in operating income in 2009 versus 2008 was primarily attributable to the lower average crude sales price of $59.54 per bbl, a decrease of $33.33 per bbl compared to the 2008 sales price, and higher exploration costs related to unsuccessful exploratory wells. Also, partially contributing to the decrease in operating income were higher operating expenses and depletion expense.

Other Income (Expense)

Interest income for 2010 was $0.2 million compared to $0.7 million and $2.5 million in 2009 and 2008, respectively. All the 2010, 2009, and 2008 amounts represent interest earned and accrued on cash balances and funds in escrow. Extremely low interest rates in 2010 account for the decrease in interest income.

No interest expense was recorded in 2010. Interest expense of $0.5 million was recorded in 2009 as compared to $0.2 million in 2008. Interest in both years was associated with the financings from the IFC for use on Etame Marin block activities. The increase in interest expense in 2009 compared to 2008 is attributable to a decrease in the amount of loan interest that could be capitalized.

Other expense for 2010 was $0.6 million compared to $0.5 million in 2009. Other expense was negligible in 2008. The other expense in both 2010 and 2009 was primarily associated with foreign exchange losses.

Income Taxes

In 2010, the Company incurred $35.3 million of income taxes compared to $36.9 million incurred in 2009 which were associated with the Etame Marin block production, and which were incurred in Gabon. In 2008, the Company incurred $73.0 million of income taxes associated with the Etame Marin block production, which were incurred in Gabon. The slightly lower income taxes incurred in 2010 versus 2009 was a function of lower sales quantities largely offset by higher crude oil sales prices. The decreased tax in Gabon in 2009 versus 2008 was due to lower crude oil sales prices in 2009, which was partially offset by higher sales quantities. Also a larger percentage of crude was subject to taxation in 2008 as part of profit oil versus cost oil.

Net Income (Loss)

Net income for 2010 was $42.4 million compared to a net loss in 2009 of $4.1 million. Net income in 2008 was $35.7 million. The increase in net income in 2010 versus 2009 is attributable to the increased crude oil sales prices and lesser unsuccessful exploration well costs incurred in 2010. The decrease in 2009 versus 2008 was attributable primarily to the unsuccessful exploration well costs incurred and lower crude oil sales prices.

Income attributable to the noncontrolling interest in the Gabon subsidiary was $5.0 million, $3.7 million and $6.0 million in 2010, 2009, and 2008, respectively.

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

Interest Rate Risk

At December 31, 2010 the Company did not have any debt and thus no exposure to interest rate risk on debt. Interest earned on cash investments is immaterial.

Commodity Price Risk

The Company had no derivatives in place as of the date of this report, or throughout 2010, 2009 or 2008.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports it file or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure. The Company’s management, including the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K. There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s last quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including the Company’s principal executive and principal financial officers, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework which was completed on March 14, 2011, management concluded that its internal control over financial reporting was effective as of December 31, 2010.

The Company’s internal control over financial reporting as of December 31, 2010 has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who audited the Company’s consolidated financial statements as of and for the year ended December 31, 2010, as stated in their report which follows.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fourth quarter of our fiscal year ended December 31, 2010 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of VAALCO Energy, Inc. and subsidiaries:

Houston, Texas

We have audited the internal control over financial reporting of VAALCO Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company, and our report dated March 14, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

March 14, 2011

Item 9B.	Other Information

The Company has disclosed all information required to be disclosed in a current report on Form 8-K during the year ended December 31, 2010 in previously filed reports on Form 8-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item will be included in the Company’s proxy statement for its 2011 annual meeting, which will be filed with the Commission within 120 days of December 31, 2010, and which is incorporated herein by reference.

Item 11.	Executive Compensation

Information required by this item will be included in the Company’s proxy statement for its 2011 annual meeting, which will be filed with the Commission within 120 days of December 31, 2010, and which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item under Item 403 of Regulation S-K concerning the security ownership of certain beneficial owners and management will be included in the Company’s proxy statement for its 2011 annual meeting, which will be filed with the Commission within 120 days of December 31, 2010, and which is incorporated herein by reference. Please see “Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities” for information on securities that may be issued under the Company’s stock incentive plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be included in the Company’s proxy statement for its 2011 annual meeting, which will be filed with the Commission within 120 days of December 31, 2010, and which is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the Company’s definitive proxy statement for its 2011 annual meeting, which will be filed with the Commission within 120 days of December 31, 2010, and which is incorporated herein by reference.

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
Gregory R. Hullinger Chief Financial Officer

Dated March 14, 2011

In accordance with the Exchange Act, this report has been signed below on the 14th day of March, by the following persons on behalf of the registrant and in the capacities indicated.

	Signature	Title

By:	/s/ ROBERT L. GERRY, III. Robert L. Gerry, III.	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ W. RUSSELL SCHEIRMAN W. Russell Scheirman	President, Chief Operating Officer and Director

By:	/s/ GREGORY R. HULLINGER Gregory R. Hullinger	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ ROBERT H. ALLEN Robert H. Allen	Director

By:	/s/ LUIGI CAFLISCH Luigi Caflisch	Director

By:	/s/ O. DONALD CHAPOTON O. Donald Chapoton	Director

By:	/s/ WILLIAM S. FARISH William S. Farish	Director

By:	/s/ JOHN J. MYERS, JR. John J. Myers, Jr.	Director

By:	/s/ FREDERICK W. BRAZELTON Frederick W. Brazelton	Director

VAALCO ENERGY, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of VAALCO Energy, Inc. and subsidiaries:

Houston, Texas

We have audited the accompanying consolidated balance sheets of VAALCO Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related statements of consolidated operations, equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of VAALCO Energy, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the Company adopted new accounting guidance in 2009 related to the estimation of oil and gas reserves.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

March 14, 2011

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands of dollars, except number of shares and par value amounts)

	December 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$81,234	$80,570
Funds in escrow	14,932	5,572
Receivables:
Trade	14,068	8,175
Accounts with partners	16,180	13,558
Other	10,412	5,171
Crude oil inventory	548	286
Materials and supplies	501	160
Prepayments and other	1,482	1,217

Total current assets	139,357	114,709

Property and equipment—successful efforts method:
Wells, platforms and other production facilities	168,139	137,122
Undeveloped acreage	16,692	13,252
Work in progress	8,812	1,784
Equipment and other	2,634	3,668

	196,277	155,826
Accumulated depreciation, depletion and amortization	(99,457)	(80,260)

Net property and equipment	96,820	75,566

Other assets:
Deferred tax asset	1,349	1,349
Funds in escrow	874	10,873
Other long term assets	—	502

Total Assets	$238,400	$202,999

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$26,702	$33,728

Total current liabilities	26,702	33,728

Asset retirement obligations	13,425	10,666
Other liabilities	2,030	1,500

Total liabilities	42,157	45,894

Commitments and contingencies (Note 7)

VAALCO Energy Inc. shareholders’ equity:
Common stock, $0.10 par value, 100,000,000 authorized shares, 62,822,805 and 61,809,024 shares issued with 6,005,547 and 5,453,942 shares in treasury at December 31, 2010 and 2009, respectively	6,282	6,157
Additional paid-in capital	64,314	57,550
Retained earnings	146,594	109,249
Less treasury stock, at cost	(25,665)	(21,515)

Total VAALCO Energy Inc. shareholders’ equity	191,525	151,441
Noncontrolling interest	4,718	5,664

Total Equity	196,243	157,105

Total Liabilities and Equity	$238,400	$202,999

See notes to consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED OPERATIONS

(in thousands of dollars, except per share amounts)

	Year Ended December 31,
	2010	2009	2008
Revenues:
Oil and gas sales	$134,472	$115,298	$169,525

Operating costs and expenses:
Production expense	22,112	21,978	18,468
Exploration expense	6,813	36,464	14,872
Depreciation, depletion and amortization	20,021	20,760	18,937
General and administrative expense	7,403	9,580	10,776
Other operating income	—	(6,503)	—

Total operating costs and expenses	56,349	82,279	63,053

Operating income	78,123	33,019	106,472
Other income (expense):
Interest income	151	654	2,520
Interest expense	—	(450)	(240)
Other, net	(627)	(465)	(5)

Total other income (expense)	(476)	(261)	2,275

Income before income taxes	77,647	32,758	108,747
Income tax expense	35,260	36,902	73,014

Net income (loss)	42,387	(4,144)	35,733
Less net income attributable to noncontrolling interest	(5,047)	(3,745)	(6,011)

Net income (loss) attributable to VAALCO Energy, Inc.	$37,340	$(7,889)	$29,722

Basic net income (loss) per share attributable to
VAALCO Energy, Inc.	$0.66	$(0.14)	$0.51

Diluted net income (loss) per share attributable to
VAALCO Energy, Inc.	$0.65	$(0.14)	$0.50

Basic weighted average shares outstanding	56,466	57,407	58,676

Diluted weighted average shares outstanding	57,038	57,407	59,287

See notes to consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED EQUITY

(in thousands of dollars)

	VAALCO Energy, Inc. Shareholders				Noncontrolling Interest	Total
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock
Balance at January 1, 2008	$6,105	$51,294	$87,483	($2,552)	$8,396	$150,726
Proceeds from stock issuance	7	123	—	—	—	130
Stock based compensation	—	2,566	—	—	—	2,566
Treasury stock purchase	—	—	—	(8,870)	—	(8,870)
Net income	—	—	29,722	—	6,011	35,733
Distribution to noncontrolling interest	—	—	—	—	(6,493)	(6,493)

Balance at December 31, 2008	6,112	53,983	117,205	(11,422)	7,914	173,792

Proceeds from stock issuance	45	1,726	—	—	—	1,771
Stock based compensation	—	1,841	—	—	—	1,841
Treasury stock purchase	—	—	—	(10,093)	—	(10,093)
Net income (loss)	—	—	(7,889)	—	3,745	(4,144)
Redemption of rights agreement	—	—	(67)	—	—	(67)
Distribution to noncontrolling interest	—	—	—	—	(5,995)	(5,995)

Balance at December 31, 2009	6,157	57,550	109,249	(21,515)	5,664	157,105

Proceeds from stock issuance	125	4,614	—	(4,150)	—	589
Stock based compensation	—	2,150	—	—	—	2,150
Net income	—	—	37,340	—	5,047	42,387
Redemption of rights agreement	—	—	5	—	—	5
Distribution to noncontrolling interest	—	—	—	—	(5,993)	(5,993)

Balance at December 31, 2010	$6,282	$64,314	$146,594	($25,665)	$4,718	$196,243

See notes to consolidated financial statements

VAALCO ENERGY, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

(in thousands of dollars)

	Year Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$42,387	$(4,144)	$35,733
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	20,021	20,760	18,937
Amortization of debt issuance costs	—	—	125
Unrealized foreign exchange gain	(595)	(316)	—
Dry hole costs	2,609	33,373	9,217
Stock based compensation	1,895	1,841	2,566
Change in operating assets and liabilities:
Trade receivables	(5,893)	1,338	10,253
Accounts with partners	(2,622)	(15,156)	5,427
Other receivables	(4,557)	(3,159)	(428)
Crude oil inventory	(262)	1,095	(454)
Materials and supplies	(341)	265	(86)
Deferred tax asset	—	—	108
Other long term assets	502	(155)	(117)
Prepayments and other	(301)	1,185	(189)
Accounts payable and other liabilities	(7,328)	(13,434)	25,686
Income taxes payable	—	—	(200)

Net cash provided by operating activities	45,515	23,493	106,578

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease (increase) in funds in escrow, net	639	6,637	(7,447)
Property and equipment expenditures	(40,012)	(61,340)	(34,922)
Reimbursement of property and equipment expenditures by partner	—	5,737	—

Net cash used in investing activities	(39,373)	(48,966)	(42,369)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	510	1,771	130
Debt repayment	—	(5,000)	—
Purchase of treasury shares	—	(10,093)	(8,870)
Redemption of rights agreement	5	(66)	—
Distribution to noncontrolling interest	(5,993)	(5,994)	(6,494)

Net cash used in financing activities	(5,478)	(19,382)	(15,234)

NET CHANGE IN CASH AND CASH EQUIVALENTS	664	(44,855)	48,975
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	80,570	125,425	76,450

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$81,234	$80,570	$125,425

Supplemental disclosure of cash flow information
Cash paid for Income taxes	$35,777	$34,438	$72,812

Cash paid for Interest	$—	$599	$633

Supplemental disclosure of non cash flow information
Property and equipment additions incurred during the period but not paid at period end	$5,478	$4,363	$8,184

Receivable from employees for stock option exercise	$651	$—	$—

See notes to consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

VAALCO Energy, Inc., a Delaware corporation, is a Houston-based independent energy company principally engaged in the acquisition, exploration, development and production of crude oil and natural gas. As used herein, the terms “Company” and “VAALCO” mean VAALCO Energy, Inc. and its subsidiaries, unless the context otherwise requires. VAALCO owns producing properties and conducts exploration activities as operator of consortiums internationally in Gabon and Angola and has conducted exploration activities as a non-operator in the British North Sea. Domestically, the Company has interests in the Texas and Louisiana Gulf Coast area. In Gabon and Angola, VAALCO serves as the operator for groups of companies which own the working interest in the production sharing contract, collectively referred to as a consortium.

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

Funds in Escrow—Escrow cash includes cash that is contractually restricted. Restricted cash and cash equivalents are classified as a current or non-current asset based on their designated purpose. Current amounts at December 31, 2010 represent an escrow account securing the Company’s drilling obligation in Block 5 in Angola ($10.0 million) and bank guarantees for customs clearance in Gabon ($4.9 million). Long term amounts at December 31, 2010 include the Company’s charter payment escrow for the Floating Production Storage and Offloading tanker (“FPSO”) in Gabon ($0.8 million) and for the abandonment of certain Gulf of Mexico properties ($44,000).

Current amounts at December 31, 2009 represented an escrow account securing the Company’s seismic obligations in Angola which was released in 2010. Long term amounts at December 31, 2009 represented amounts to secure the Company’s drilling obligation in Block 5 in Angola ($10.0 million), an escrow to secure charter payments for the FPSO in Gabon ($0.8 million) and for the abandonment of certain Gulf of Mexico properties ($44,000).

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

Foreign Exchange Transactions—For financial reporting purposes, the subsidiaries use the United States Dollar as their functional currency. Gains and losses on foreign currency transactions are included in income currently. The Company incurred losses on foreign currency transactions of $632,000, $493,000 and $42,000 in 2010, 2009 and 2008, respectively.

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

Fair Value of Financial Instruments—The Company’s financial instruments consist primarily of cash, funds in escrow, trade receivables and trade payables. The book values of cash, funds in escrow, trade receivables, and trade payables are representative of their respective fair values due to the short-term maturity of these instruments.

VAALCO ENERGY, INC. AND SUBSIDIARIES

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

In Gabon, effective January 1, 2011, the Company sells crude oil under a contract with Mercuria Trading NV. In 2010, Vitol S.A., and in 2009, Total Oil Trading S.A., were the crude oil buyers in Gabon and accounted for all of the Company’s revenues in Gabon for those years. While the loss of the Company’s buyer might have a material effect on the Company in the near term, management believes that the Company would be able to obtain other customers for its crude oil. Domestic production is sold under two types of contracts, one for oil and one for gas. The Company has access to several alternative buyers for oil and gas sales domestically.

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

Subsequent Events—The Company has evaluated subsequent events through the date the financial statements were issued.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

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

Consolidation—Effective January 1, 2010, the Company adopted Accounting Standards Update No. 2009-17, Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This statement amends FASB Interpretation No. (“FIN”) 46(R), Consolidation of Variable Interest Entities, to replace the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with a qualitative approach. This new

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approach focuses on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity, and it requires additional disclosures about an enterprise’s involvement in variable interest entities. The adoption of this standard did not have an impact on the Company’s consolidated results of operations or financial condition, as the Company does not have any variable interests in variable interest entities.

4.	STOCK BASED COMPENSATION

Stock options are granted under the Company’s long-term incentive plan and have an exercise price that may not be less than the fair market value of the underlying shares on the date of grant. In general, stock options granted will become exercisable over a period determined by the Compensation Committee which in the past has been a five year life, with the options vesting over a three year period. A portion of the stock options granted in March 2010 were vested immediately with the others vesting over a three year period. In addition, stock options will become exercisable upon a change in control, unless provided otherwise by the Compensation Committee. At December 31, 2010 there were 476,396 shares subject to options authorized but not granted.

For the years ended December 31, 2010, 2009 and 2008, the Company recognized non-cash compensation expense of $1.8 million, $1.8 million and $2.6 million, respectively. These amounts were recorded as general and administrative expense. Because the Company does not pay significant United States taxes, no amounts were recorded for tax benefits.

A summary of the stock option activity for the year ended December 31, 2010 is provided below:

	Number of Shares Underlying Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding—beginning of period	3,786	$5.42	2.65
Granted	1,565	4.28	4.17
Exercised	(1,014)	3.79	1.48
Forfeited	(72)	4.83	2.49

Outstanding—end of period	4,265	5.40	2.64	$3.9

Vested—end of period	3,058	$5.85	2.24	$2.4

Vested and expected to vest—end of period	4,193	$5.40	2.64	$3.9

During the year ended December 31, 2010, 672,300 options were exercised on a cashless basis, resulting in 120,695 shares being issued to employees and 551,605 shares being added to treasury stock.

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

As of December 31, 2010, unrecognized compensation costs totaled $0.8 million. The expense is expected to be recognized over a weighted average period of 1.1 years.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the values of options granted and exercised for each of the years ending December 31, 2010, 2009 and 2008 is provided below:

	2010	2009	2008
Options granted—(thousands)	1,565	—	1,725
Weighted average exercise price—($/share)	$4.28	—	$4.25
Weighted average grant-date fair value—($/share)	$1.61	—	$1.88
Options exercised (thousands)	1,014	693	62
Total intrinsic value of options exercised—($thousands)	$2,413	$642	$340

The Company received cash proceeds of $0.5 million, $1.8 million and $0.1 million from options exercised in 2010, 2009 and 2008, respectively.

The valuation of the options granted is based upon a Black Scholes model. The table below summarizes the assumptions used to value the options issued in 2010 and 2008. There were no options issued in 2009.

Year	Options Issued	Weighted Avg. Volatility	Expected Term	Risk Free Interest Rate	Expected Dividend Yield
2010	1,565	58%	2.5 years	2.6%	0%
2008	1,725	70%	2.5-5 years	3.4%	0%

The Company has no set policy for sourcing shares for options grants. Historically the shares issued under options grants have been new shares.

5.	STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

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

	Year Ended
Item	December 31, 2010	December 31, 2009	December 31, 2008
Basic weighted average common stock issued and outstanding	56,465,800	57,408,223	58,675,789
Dilutive options	572,253	—	611,081

Total diluted shares	57,038,053	57,408,223	59,286.871

A total of 1,420,940, 1,435,572, and 1,108,446, shares under option were not included because they were anti-dilutive during the years ended December 31, 2010, 2009 and 2008, respectively.

In the year ended December 31, 2010, the Company did not repurchase any shares of the Company’s common stock. Under previous share buyback programs, the Company acquired 2,327,779 and 1,300,300 shares in 2009 and 2008, respectively.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On September 14, 2007, the Board of Directors of the Company adopted a Rights Agreement dated as of September 14, 2007 between the Company and the Registrar and Transfer agent of the Company, as Rights Agent. Ratification of the rights plan required the affirmative vote of at least a majority vote of shares entitled to vote at the June 3, 2009 Annual Meeting. Stockholders did not approve the ratification. The Rights Agreement was redeemed at the rate of 1/10th of $.01 per share and paid to stockholders at a cost to the Company of approximately $67,000 in 2009. In 2010, the Company received $5,000 for its share of the redemption held as treasury stock.

6.	INCOME TAXES

The Company and its domestic subsidiaries file a consolidated United States income tax return. Certain subsidiaries’ operations are also subject to foreign income taxes. Provision for income taxes consists of the following:

(In thousands)	Year Ended December 31,
	2010	2009	2008
U.S. federal:
Current	$—	$—	$86
Deferred	—	—	—
Foreign:
Current	35,260	36,902	72,928
Deferred	—	—	—

Total	$35,260	$36,902	$73,014

The primary differences between the financial statement and tax bases of assets and liabilities at December 31, 2010 and 2009 are as follows: (In thousands)

	2010	2009
Deferred Tax Assets:
Basis difference in fixed assets	$17,875	$8,857
Foreign tax credit carry forwards	37,950	14,754
Alternative minimum tax credit carryover	1,349	1,349
Foreign net operating losses	21,842	20,468
Unrealized foreign exchange gain	(209)	—
Asset retirement obligations	4,699	3,734

	83,506	49,162
Valuation allowance	(82,157)	(47,813)

Total deferred tax asset	$1,349	$1,349

The Company’s unused foreign tax credit will start to expire between the years 2013 and 2020. The alternative minimum tax credits do not expire, and foreign net operating losses (“NOL”) are not subject to expiry dates. The NOL for the company’s UK subsidiary can be carried forward indefinitely, while the NOLs for the company’s Gabon and Angola subsidiaries are included in the respective subsidiaries’ cost oil accounts, which will be offset against future taxable revenues.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pre-tax income (loss) is comprised of the following:

(In thousands)	Year Ended December 31,
	2010	2009	2008
United States	$(4,129)	$(6,029)	$(15,831)
Foreign	81,776	38,787	124,578

Total pre-tax income	$77,647	$32,758	$108,747

The statutory rate reconciliation is as follows:

(In thousands)	Year Ended December 31,
	2010	2009	2008
Pre-tax income multiplied by 35%	$27,176	$11,465	$38,062
Foreign taxes not offset by U.S. foreign tax credits	8,084	25,437	34,952

Total income tax	$35,260	$36,902	$73,014

At December 31, 2010, the Company was subject to foreign and United States federal taxes only, with no allocations made to state and local taxes.

The following table summarizes the activity to the Company’s unrecognized tax benefits:

(In thousands)	2010	2009	2008
Balances at January 1,	$13,201	$13,201	$13,201
Increases related to prior year positions	—	—	—

Balance at December 31,	$13,201	$13,201	$13,201

If recognized, none of the uncertain tax positions would impact the effective rate because they would be offset by valuation allowance.

Our accounting policy is to recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company has no accruals for the payment of interest and penalties.

The following table summarizes the tax years that remain subject to examination by major tax jurisdictions:

United States	2006-2010
Gabon	2007-2010

7.	COMMITMENTS AND CONTINGENCIES

FPSO Charter

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

Year	Full Charter Payment	Company Share
2011	$16,971	$4,764
2012	16,879	4,739
2013	16,833	4,726
2014	16,833	4,726
2015	11,621	3,263

Total	$79,136	$22,218

The Company has recorded a liability of $0.5 million at December 31, 2010 representing the guarantee’s fair value.

The Company’s share of charter expense, including a $0.25 per bbl charter fee for production up to 20,000 BOPD and a $2.50 per bbl charter fee for those bbls produced in excess of 20,000 BOPD, was $7.8 million, $7.4 million and $6.3 million for the years ending December 31, 2010, 2009 and 2008, respectively.

Other Lease Obligations

In addition to the FPSO, the Company has operating lease obligations for rentals as follows: (In thousands)

Year	Gross Obligation	Company Share
2011	$11,659	$3,714
2012	3,576	1,251
2013	3,308	962
2014	17	17
2015	17	17

Total	$18,577	$5,960

The Company incurred rent expense of $6.0 million, $5.3 million and $6.3 million under operating leases for the years December 31, 2010, 2009 and 2008, respectively.

Gabon Obligation

Under the terms of the Etame Production Sharing Contract, the consortium is required to provide to the local government refinery a volume of crude at a 25% discount to market price (the “Gabon Obligation”). The volume required to be furnished is the amount of the Etame Marin block production divided by the total Gabon production times the volume of oil refined by the refinery per year. In 2010, the Company paid $1.3 million for its share of the 2009 obligation. In 2009, the Company paid $2.8 million for its share of the 2008 obligation. In 2008, the Company paid $1.9 million for its share of the 2007 obligation. The Company accrues an amount for the Gabon Obligation based on management’s best estimate of the volume of crude required, because the refinery does not publish its throughput figures. The amount accrued at December 31, 2010 is $1.7 million.

Offshore Gabon

In November 2009, the Company signed the sixth exploration period extension on the Etame Marin block. The three year extension expires in July 2014. The Company committed to the drilling of two exploration wells and acquiring and processing 150 square kilometers of 3D seismic with a $17.5 million minimum financial

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

commitment ($5.3 million net to the Company). One exploration well commitment was met in late 2010 with the drilling of the Omangou well, an unsuccessful effort at a cost of $2.6 million.

Onshore Gabon

In October 2010, the Company signed a second exploration period extension on the Mutamba Iroru block which expires in May 2012. The Company is obligated to reprocess 400 square kilometers of 2D seismic and drill one exploration well. An agreement with Total Gabon (“Total”) was completed in August 2010 which established a joint operation on the block beginning when the one year extension was finalized with the Republic of Gabon. Accordingly, Total acquired a 50% working interest in the block effective November 1, 2010. The terms of the agreement provide for Total paying a disproportionate share of the seismic reprocessing costs and the exploration well drilling costs. The Company expects the joint operation with Total to result in seismic reprocessing in 2011 followed by the drilling of an exploratory well in 2012.

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

The government-assigned working interest partner was delinquent paying their share of the costs several times in 2009 and consequently was placed in a default position which impacted the timing for drilling the two commitment wells. In early 2010, the Company began working with the government of Angola regarding a time extension for the drilling of the wells beyond the November 2010 expiration date and to obtain a replacement partner. By governmental decree dated December 1, 2010, the former partner was removed from the production sharing contract and a one year time extension was granted. The Company and the government of Angola then agreed on the process for obtaining a replacement partner. The Company opened a data room in Houston which is expected to close in the second quarter of 2011. Information related to interested parties will then be provided to the government of Angola for selection and finalization. If necessary, the government of Angola has expressed willingness to consider a further time extension once the new partner has been selected and a timeline of the drilling plans is completed. While we believe that the government of Angola will grant us another extension if necessary, we can provide no assurances that such an extension will be granted. If the government of Angola were to deny a time extension, and the wells are not drilling by the end of November 2011, the Company risks forfeiture of its $10 million funds in escrow and the Company may be required to impair its leasehold costs and other investments with a carrying amount of $13.7 million as of December 31, 2010.

8.	TERMINATION OF IFC CREDIT FACILITY

In June 2005, the Company executed a loan agreement with the International Finance Corporation (“IFC”) for a $30.0 million revolving credit facility secured by the assets of the Company’s Gabon subsidiary. The

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On June 3, 2009, a realignment agreement was signed with a joint venture partner that originally did not participate in an appraisal well and one of the development wells in the Ebouri field, offshore Gabon. Pursuant to the realignment agreement, the joint venture partner paid its proportionate share of capital expenditures for the wells, which reduced the Company’s capital expenditures by $5.7 million. In addition, the Company benefited from a $15.0 million ($6.5 million net to the Company) risk premium being paid by the partner benefiting the other joint venture partners that originally participated in those two wells which the Company received and recognized as other operating income in 2009.

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

11.	CAPITALIZATION OF EXPLORATORY WELL COSTS

ASC Topic 932—Extractive Industries provides that an exploratory well shall be capitalized as part of the entity’s uncompleted wells pending the determination of whether the well has found proved reserves. Further, an exploration well that discovers oil and gas reserves, but those reserves cannot be classified as proved when drilling is completed, shall be capitalized if the well has found a sufficient quantity of reserves to justify its completion as a producing well and the entity is making sufficient progress assessing the reserves and the economic and operating viability of the project. If either condition is not met, the exploration well would be assumed to be impaired and its costs would be charged to expense.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the second and third quarters of 2010, the Company drilled the Southeast Etame No. 1 well with two sidetracks in the Etame Marin block offshore Gabon. The well discovered a five meter sand of oil. Additional evaluation of the well and sidetrack information is in progress and the Company has a project underway to evaluate development options for this well in conjunction with other potential initiatives in the Etame Marin block. The Company has capitalized $8.0 million for this well in accordance with the criteria contained in ASC Topic 932.

12.	EMPLOYEE BENEFIT PLANS

The Company sponsored a 401(k) plan, without a Company match feature, for its employees through the end of 2009. A replacement 401(k) plan was put in place in January 2010 which has a Company matching component. Costs incurred in 2010 for administering the plan including the match feature were approximately $150,000. Costs incurred in 2009 for administering and ceasing the former 401(k) plan at December 31, 2009 were $151,000.

The Company also has a retirement and severance policy for its employees. The benefit is a one-time payment based on receiving one month’s pay at current pay rates for each year of employment. A liability has been recorded for this policy in the amount of $2.0 million and $1.5 million as of December 31, 2010 and 2009, respectively. No payments to retiring employees were made in 2010 or 2008. Payments totaled $277,000 in 2009.

13.	ASSET RETIREMENT OBLIGATIONS

The fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived assets. The Company records asset retirement obligations for the future abandonment costs of tangible assets such as platforms, wells, pipelines and other facilities. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized.

A summary of the recording of the estimated fair value of the Company’s asset retirement obligations is presented as follows: (In thousands)

	2010	2009	2008
Balance January 1,	$10,666	$10,071	$6,731
Accretion Expense	825	811	540
Additions	2,016	720	2,678
Revisions	(82)	(936)	122

Balance December 31,	$13,425	$10,666	$10,071

During the year ended December 31, 2010, the Company increased the asset retirement obligations to recognize the abandonment liability for three new development wells (Ebouri 4-H, Etame 7-H, and S. Tchibala 2-H). The increase in the asset retirement obligation liabilities during the year ended December 31, 2009 was due to an additional well on the Ebouri platform. The increase in the asset retirement obligation liabilities during the year 2008 was due to the addition of the Ebouri platform.

As of December 31, 2010, the Company had $44,000 legally restricted for settling asset retirement obligations in the United States.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	SEGMENT INFORMATION

The Company’s operations are based in Gabon, Angola, the British North Sea and in the United States. Management reviews and evaluates the operation of each geographic segment separately. The operations of all segments include exploration for and production of hydrocarbons where commercial reserves have been found and developed. The accounting policies of the reportable segments are the same as in Note 2. Revenues are based on the location of hydrocarbon production. The Company evaluates each segment based on income (loss) from operations. Segment activity for the years ended December 31, 2010, 2009 and 2008 are as follows: (in thousands)

2010	Gabon	Angola	North Sea	Corporate and Other	Total
Revenues	$134,346	$—	$—	$126	$134,472
Depreciation, depletion and amortization	19,946	16	—	59	20,021
Operating income (loss)	85,594	(2,846)	(425)	(4,200)	78,123
Interest income	85	—	—	66	151
Income taxes	35,260	—	—	—	35,260
Additions to properties and equipment	38,082	27	—	2,343	40,452
Long lived assets	83,412	10,977	—	2,431	96,820
Total assets	181,642	14,081	—	42,677	238,400

2009
Revenues	$115,214	$—	$—	$84	$115,298
Depreciation, depletion and amortization	20,702	14	—	44	20,760
Operating income (loss)	52,625	(3,218)	(9,819)	(6,569)	33,019
Interest income	91	36	—	527	654
Interest expense	450	—	—	—	450
Income taxes	36,902	—	—	—	36,902
Additions to (disposal of) properties and equipment	13,280	1	(794)	(328)	12,159
Long lived assets	64,454	10,966	—	146	75,566
Total assets	138,537	12,390	—	52,072	202,999

2008
Revenues	$169,270	$—	$—	$254	$169,525
Depreciation, depletion and amortization	19,138	(219)	—	18	18,937
Operating income (loss)	131,141	(4,546)	(6,543)	(13,580)	106,472
Interest income	1,244	—	—	1,276	2,520
Interest expense	140	—	56	44	240
Income taxes	72,962	—	—	53	73,014
Additions to properties and equipment	35,784	72	794	40	36,691

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following represents our unaudited quarterly results for years ended December 31, 2010 and 2009. The quarterly results were prepared in accordance with generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results. These adjustments are of a normal recurring nature.

(In thousands of dollars except per share information)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2010
Total revenues	$30,006	$33,675	$32,604	$38,187
Total operating costs and expenses	12,127	13,582	11,001	19,639
Operating income	17,879	20,093	21,603	18,548
Net income	6,924	11,414	13,933	10,116
Net income attributable to noncontrolling interest	(956)	(1,378)	(1,482)	(1,231)

Net income attributable to VAALCO Energy, Inc.	$5,968	$10,036	$12,451	$8,885

Basic net income per share attributable to VAALCO Energy, Inc.	$0.11	$0.18	$0.22	$0.16
Diluted net income per share attributable to VAALCO Energy, Inc.	$0.11	$0.18	$0.22	$0.15

(In thousands of dollars except per share information)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2009
Total revenues	$21,258	$32,148	$29,262	$32,630
Total operating costs and expenses	31,720	25,573	9,689	15,297
Operating income (loss)	(10,462)	6,575	19,573	17,333
Net income (loss)	(12,005)	(39)	5,078	2,822
Net income attributable to noncontrolling interest	(614)	(1,642)	(891)	(598)

Net income (loss) attributable to VAALCO Energy, Inc.	$(12,619)	$(1,681)	$4,187	$2,224

Basic net income (loss) per share attributable to VAALCO Energy, Inc.	$(0.22)	$(0.03)	$0.07	$0.04
Diluted net income (loss) per share attributable to VAALCO Energy, Inc.	$(0.22)	$(0.03)	$0.07	$0.04

Quarterly income per share is based on the weighted average number of shares outstanding during the quarter. Because of changes in the number of shares outstanding during the quarters due to the exercise of stock options and issuance of common stock, the sum of quarterly earnings per share may not equal earnings per share for the year.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

The following information is being provided as supplemental information in accordance with certain provisions of ASC Topic 832—Extractive Activities- Oil and Gas. The Company’s reserves are located offshore of Gabon and Texas. The following tables set forth costs incurred, capitalized costs, and results of operations relating to oil and natural gas producing activities for each of the periods. (See Footnote)

Costs Incurred in Oil and Gas Property

    Acquisition, Exploration and Development Activities

(In thousands)	United States
	2010	2009	2008
Costs incurred during the year:
Exploration—capitalized	$—	$—	$—
Exploration—expensed	392	47	290
Development	—	—	—

Total	$392	$47	$290

(In thousands)	International
	2010	2009	2008
Costs incurred during the year:
Exploration—capitalized	$8,020	$2,257	$5,173
Exploration—expensed	6,421	36,417	14,582
Development	31,127	12,143	20,532

Total	$45,960	$50,817	$40,287

Exploration expense includes $2.6 million, $33.4 million and $9.2 million for dry hole expense in 2010, 2009 and 2008, respectively.

Capitalized Costs Relating to Oil and Gas Producing Activities:

(In thousands)	December 31, 2010	December 31, 2009	December 31, 2008
Capitalized costs—
Properties not being amortized	$25,504	$15,036	$56,129
Properties being amortized(1)	170,457	140,555	86,945

Total capitalized costs	195,961	155,591	143,074
Less accumulated depreciation, depletion, and amortization	(99,277)	(80,127)	(60,890)

Net capitalized costs	$96,684	$75,464	$82,184

(1)	Includes $10.3 million, $8.4 million, and $5.9 million asset retirement cost in 2010, 2009, and 2008, respectively.

The capitalized costs pertain to the Company’s producing activities in Gabon, leasehold acreage in Gabon and Angola, and U.S. activities.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Results of Operations for Oil and Gas Producing Activities:

(In thousands)	United States			International
	2010	2009	2008	2010	2009	2008
				Gabon	Gabon	Gabon
Crude oil and gas sales	$126	$84	$254	$134,346	$115,214	$169,270
Production, G&A and other expense	(495)	(103)	(76)	(28,614)	(20,506)	(17,885)
Depreciation, depletion and amortization	(11)	(11)	(16)	(19,946)	(20,321)	(18,921)
Income tax	(7)	(8)	(57)	(35,260)	(36,902)	(73,014)

Results from oil and gas producing activities	$(387)	$(38)	$105	$50,526	$37,485	$59,450

Proved Reserves

A reserve report as of December 31, 2010, 2009, and 2008 have been prepared by Netherland Sewell & Associates, independent petroleum engineers. The following tables set forth the net proved reserves of the Company as of December 31, 2010, 2009 and 2008, and the changes during such periods.

	Oil (MBbls)	Gas (MMcf)
PROVED RESERVES:
BALANCE AT JANUARY 1, 2008	6,214	61
Production	(1,824)	(15)
Revisions of previous estimates	1,242	(16)
Extensions and discoveries	1,790	0

BALANCE AT DECEMBER 31, 2008	7,422	30
Production	(1,936)	(6)
Revisions of previous estimates	783	(1)
Extensions and discoveries	1,094	0

BALANCE AT DECEMBER 31, 2009	7,363	23
Production	(1,715)	(38)
Revisions of previous estimates	1,274	38
Extensions and discoveries	0	0

BALANCE AT DECEMBER 31, 2010	6,922	23

	Oil (MBbls)	Gas (MMcf)
PROVED DEVELOPED RESERVES
Balance at January 1, 2008	4,506	61
Balance at December 31, 2008	4,751	30
Balance at December 31, 2009	4,795	23
Balance at December 31, 2010	5,029	23

The Company’s proved developed reserves are located offshore Gabon and in Texas. The reserves in Gabon include the minority interest share of reserves held by the 9.99% owner of VAALCO International, Inc., which owns VAALCO Gabon (Etame), Inc.

Revisions in 2008 were primarily associated with better reservoir performance at the Avouma field. Revisions in 2009 were attributable to better reservoir performance at the Etame field. Extensions and

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

discoveries in 2008 and 2009 were the result of successful drilling of step out wells at the Ebouri field that increased the amount of proven acreage for the field. Revisions in 2010 were primarily associated with better reservoir performance in several of the Etame Marin block fields.

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

The future cash flows are based on sales prices and costs in existence at the dates of the projections, excluding Gabon royalties, and the interests of other consortium members. Future production costs do not include overhead charges allowed under joint operating agreements or headquarters general and administrative overhead expenses. Future development costs include $21.6 million attributable to future abandonment when the wells become uneconomic to produce.

(In thousands)	United States			International			Total
	December 31,			December 31,			December 31,
	2010	2009	2008	2010	2009	2008	2010	2009	2008
				Gabon	Gabon	Gabon
Future cash inflows	$407	$316	$389	$517,051	$394,500	$261,824	$517,458	$394,816	$262,213
Future production costs	(203)	(179)	(197)	(140,470)	(84,154)	(76,878)	(140,673)	(84,333)	(77,075)
Future development costs	—	—	—	(71,190)	(59,054)	(30,178)	(71,190)	(59,054)	(30,178)
Future income tax expense	(34)	(27)	(36)	(159,811)	(130,732)	(81,932)	(159,845)	(130,759)	(81,968)

Future net cash flows	170	110	156	145,580	120,560	72,836	145,750	120,670	72,992
Discount to present value at 10% annual rate	(41)	(19)	(26)	(20,885)	(18,132)	(8,013)	(20,926)	(18,151)	(8,039)

Standardized measure of discounted future net cash flows	$129	$90	$130	$124,695	$102,428	$64,823	$124,824	$102,518	$64,953

Income taxes represent amounts payable to the Government of Gabon on profit oil as final payment of corporate income taxes and for severance taxes in Texas.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in Standardized Measure of Discounted Future Net Cash Flows:

The following table sets forth the changes in standardized measure of discounted future net cash flows as follows:

(In thousands)	December 31,
	2010	2009	2008
BALANCE AT BEGINNING OF PERIOD	$102,518	$64,953	$191,669
Sales of oil and gas, net of production costs	(112,360)	(93,321)	151,057)
Net changes in prices and production costs	139,810	148,174	(445,763)
Revisions of previous quantity estimates	71,600	30,178	79,042
Additions	0	42,106	130,431
Changes in estimated future development costs	(5,337)	(21,969)	(10,820)
Development costs incurred during the period	37,531	22,229	34,305
Accretion of discount	10,252	6,495	19,167
Net change in income taxes	(31,482)	(66,702)	138,485
Change in production rates (timing) and other	(87,708)	(29,625)	79,494

BALANCE AT END OF PERIOD	$124,824	$102,518	$64,953

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

In accordance with the guidelines of the Securities and Exchange Commission, the Company’s estimates of future net cash flow from the Company’s properties and the present value thereof are made using oil and gas contract prices using a twelve month average of beginning of month prices and are held constant throughout the life of the properties except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. In Gabon, the price was $78.51 per bbl. In the United States, the price was $74.39 per bbl of oil and $5.09 per Mcf of gas.

Under the Production Sharing Contract in Gabon, the Gabonese government is the owner of all oil and gas mineral rights. The right to produce the oil and gas is stewarded by the Directorate Generale de Hydrocarbures and the Production Sharing contract was awarded by a decree from the State. Pursuant to the service contract, the Gabon government receives a variable royalty depending on production rate.

The consortium maintains a Cost Account, which entitles it to receive 70% of the production remaining after deducting the royalty so long as there are amounts remaining in the Cost Account. At December 31, 2010,

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

there was $6.9 million in the cost account net to the Company. As payment of corporate income taxes the consortium pays the government an allocation of the remaining “profit oil” production from the contract area ranging from 50% to 60% of the oil remaining after deducting the royalty and the cost oil. The percentage of “profit oil” paid to the government as tax is a function of production rates. So long as amounts remain in the Cost Account, the net share that the consortium receives from production can range from a low of 67.7% of production at production rate in excess of 25,000 BOPD to a high of 82.5% of production at rates below 5,000 BOPD. However, when the Cost Account becomes substantially recovered, the Company only recovers ongoing operating expenses and new project capital expenditures, resulting in a higher tax rate. The Cost Account has been substantially recovered since the first quarter of 2005. In 2008, the Company cost recovered 436,000 barrels out of a theoretical maximum of 1,270,000 barrels which would have been recoverable if the Cost Account was full. In 2009, the Company cost recovered 812,000 barrels out of a theoretical 1,391,000 barrels which would have been recoverable if the Cost Account was full. In 2010, the Company cost recovered 838,000 barrels out of a theoretical 1,200,000 barrels which would have been recoverable if the Cost Account was full. Also because of the nature of the Cost Account, increases in oil prices result in a lesser number of barrels required to recover costs, therefore at higher oil prices, the Company’s net reserves after taxes would decrease, but at lower prices the Company’s Cost Oil barrels increase.

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

The Mutamba Iroru production sharing contract entitles the Company to receive 70% of any future production remaining after deducting the royalty so long as there are amounts remaining in the Cost Account. At December 31, 2010 there was $27.5 million in the Cost Account. As payment of corporate income taxes the consortium pays the government an allocation of the remaining “profit oil” production from the contract area ranging from 50% to 63% of the oil remaining after deducting the royalty and the cost oil. The percentage of “profit oil” paid to the government as tax is a function of production rates. So long as amounts remain in the Cost Account, the net share that the consortium receives from production can range from a low of 72% of production at production rate in excess of 20,000 BOPD to a high of 85% of production at rates below 7,500 bbl per day. However, when the Cost Account becomes substantially recovered, the Company only recovers ongoing operating expenses and new project capital expenditures, resulting in a higher tax rate. The Mutamba Iroru service contract provides for all commercial discoveries to be reclassified into a development area with a term of twenty years. At December 31, 2010, the Company has no proved reserves related to the Mutamba Iroru block.

The Block 5 production sharing contract in Angola entitles the Company to receive 50% of the any future production so long as there are amounts remaining in the Cost Account. There are no royalty payments under the contract. The consortium pays the government an allocation of the remaining “profit oil” production from the contract area ranging from 30% to 90% of the oil remaining after deducting the cost oil. The percentage of “profit oil” paid to the government as tax is a function of the Company’s rate of return for each development area. In addition, the Company will pay 50% of its share of the profit oil as income tax to the government of Angola. The Block 5 production sharing contract provides for a discovery to be reclassified into a development area with a term of twenty years. At December 31, 2010, the Company has no proved reserves related to Block 5 in Angola.