Form 10-Q
period 2011-03-31
VAALCO ENERGY INC /DE/
filed 2011-05-09
CIK 894627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of April 30, 2011, there were outstanding 57,017,258 shares of common stock, $0.10 par value per share, of the registrant.

VAALCO ENERGY, INC. AND SUBSIDIARIES

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands of dollars, except number of shares and par value amounts)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$92,609	$81,234
Funds in escrow	11,386	14,932
Receivables:
Trade	10,345	14,068
Accounts with partners	16,596	16,180
Other	11,426	10,412
Crude oil inventory	724	548
Materials and supplies	472	501
Prepayments and other	3,212	1,482

Total current assets	146,770	139,357

Property and equipment - successful efforts method:
Wells, platforms and other production facilities	169,413	168,139
Undeveloped acreage	16,692	16,692
Work in progress	9,442	8,812
Equipment and other	2,710	2,634

	198,257	196,277
Accumulated depreciation, depletion and amortization	(105,318)	(99,457)

Net property and equipment	92,939	96,820

Other assets:
Deferred tax asset	1,349	1,349
Funds in escrow	874	874

Total assets	$241,932	$238,400

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$14,699	$26,702

Total current liabilities	14,699	26,702

Asset retirement obligations	15,078	13,425
Other liabilities	2,230	2,030

Total liabilities	32,007	42,157

Commitments and contingencies (Note 4)
VAALCO Energy, Inc. shareholders’ equity:
Common stock, $0.10 par value, 100,000,000 authorized shares,
63,022,805 and 62,822,805 shares issued with 6,005,547 and 6,005,547 shares in treasury at March 31, 2011 and December 31, 2010, respectively	6,302	6,282
Additional paid-in capital	66,579	64,314
Retained earnings	157,833	146,594
Less treasury stock, at cost	(25,665)	(25,665)

Total VAALCO Energy, Inc. shareholders’ equity	205,049	191,525

Noncontrolling interest	4,876	4,718

Total Equity	209,925	196,243

Total Liabilities and Equity	$241,932	$238,400

See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

(unaudited)

(in thousands of dollars, except per share amounts)

	Three months ended March 31,
	2011	2010
Revenues:
Oil and gas sales	$46,772	$30,006

Operating costs and expenses:
Production expense	5,233	4,938
Exploration expense	1,119	1,012
Depreciation, depletion and amortization	6,098	3,896
General and administrative expense	2,980	2,281

Total operating costs and expenses	15,430	12,127

Operating income	31,342	17,879

Other income (expense):
Interest income	36	88
Other, net	(194)	(249)

Total other income (expense)	(158)	(161)

Income before income taxes	31,184	17,718
Income tax expense	18,288	10,794

Net income	12,896	6,924
Less net income attributable to noncontrolling interest	(1,657)	(956)

Net income attributable to VAALCO Energy, Inc.	$11,239	$5,968

Basic net income per share attributable to VAALCO Energy, Inc. common shareholders	$0.20	$0.11

Diluted net income per share attributable to VAALCO Energy, Inc. common shareholders	$0.19	$0.11

Basic weighted shares outstanding	56,971	56,422

Diluted weighted average shares outstanding	58,258	56,579

See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(in thousands of dollars)

Three Months Ended March 31, 2011

	VAALCO Energy, Inc. Shareholders
	Common Stock	Aditional Paid-In Capital	Retained Earnings	Treasury Stock	Noncontrolling Interest	Total
Balance at January 1, 2011	$6,282	$64,314	$146,594	$(25,665)	$4,718	$196,243
Proceeds from stock issuance	20	1,007	—	—	—	1,027
Stock based compensation	—	1,258	—	—	—	1,258
Net income	—	—	11,239	—	1,657	12,896
Distribution to noncontrolling interest	—	—	—	—	(1,499)	(1,499)

Balance at March 31, 2011	$6,302	$66,579	$157,833	$(25,665)	$4,876	$209,925

Three Months Ended March 31, 2010

	VAALCO Energy, Inc. Shareholders
	Common Stock	Aditional Paid-In Capital	Retained Earnings	Treasury Stock	Noncontrolling Interest	Total
Balance at January 1, 2010	$6,157	$57,550	$109,249	$(21,515)	$5,664	$157,105
Proceeds from stock issuance	71	2,654	—	(2,603)	—	122
Stock based compensation	—	1,096	—	(354)	—	742
Net income	—	—	5,968	—	956	6,924
Redemption of rights agreement	—	—	5	—	—	5
Distribution to noncontrolling interest	—	—	—	—	(1,498)	(1,498)

Balance at March 31, 2010	$6,228	$61,300	$115,222	$(24,472)	$5,122	$163,400

See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

(in thousands of dollars)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,896	$6,924
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	6,098	3,896
Unrealized foreign exchange loss (gain)	112	(174)
Dry hole costs	—	251
Stock based compensation	1,258	742
Change in operating assets and liabilities:
Trade receivables	3,723	(416)
Accounts with partners	(324)	4,097
Other receivables	(548)	2,625
Crude oil inventory	(176)	(150)
Materials and supplies	29	(1)
Prepayments and other	(1,708)	(550)
Accounts payable and accrued liabilities	(7,565)	(3,416)
Other long term assets	—	502

Net cash provided by operating activities	13,795	14,330

CASH FLOWS FROM INVESTING ACTIVITIES
Funds in escrow, net	3,546	(45)
Property and equipment expenditures	(5,475)	(3,433)

Net cash used in investing activities	(1,929)	(3,478)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	1,008	55
Redemption of rights plan	—	5
Distribution to noncontrolling interest	(1,499)	(1,498)

Net cash used in financing activities	(491)	(1,438)

NET CHANGE IN CASH AND CASH EQUIVALENTS	11,375	9,414

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	81,234	80,570

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$92,609	$89,984

Supplemental disclosure of cash flow information
Cash paid for income taxes	$15,154	$12,221

Supplemental disclosure of non cash flow information
Property and equipment additions incurred during period but not paid at period end	$566	$5,215

See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOUNTING POLICIES

The condensed consolidated financial statements of VAALCO Energy, Inc. and subsidiaries (collectively, “VAALCO” or the “Company”), included herein are unaudited, but include all adjustments consisting of normal recurring accruals which the Company deems necessary for a fair presentation of its financial position, results of operations and cash flows for the interim period. Such results are not necessarily indicative of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2010, which also contains a summary of the significant accounting policies followed by the Company in the preparation of its consolidated financial statements. These policies were also followed in preparing the quarterly report included herein. The Company follows the successful efforts method of accounting for oil and gas exploration and development costs.

VAALCO is a Houston-based independent energy company, principally engaged in the acquisition, exploration, development and production of crude oil and natural gas. VAALCO owns producing properties and conducts exploration activities as operator of consortiums internationally in Gabon and Angola and as a non-operator in the British North Sea. In Gabon and Angola, VAALCO serves as the operator for groups of companies which own the working interest in the production sharing contract, collectively referred to as a consortium. Domestically, the Company has interests onshore in Texas and Alabama and in the offshore Texas and Louisiana Gulf Coast area.

VAALCO’s subsidiaries include VAALCO Gabon (Etame), Inc., VAALCO Production (Gabon), Inc., VAALCO Angola (Kwanza), Inc., VAALCO UK (North Sea), Ltd., and VAALCO Energy (USA), Inc.

The Company has evaluated subsequent events through May 9, 2011, the date the financial statements were issued. No material subsequent events came to our attention during this period.

2.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is calculated using the average number of shares of common stock outstanding during each period. Diluted EPS assumes the exercise of all stock options having exercise prices less than the average market price of the common stock using the treasury stock method.

Diluted shares consist of the following:

	Three months ended
Item	March 31, 2011	March 31,2010
Basic weighted average common stock issued and outstanding	56,970,688	56,422,340
Dilutive options	1,287,017	156,789

Total diluted shares	58,257,705	56,579,129

Options to purchase 1,320,940 and 1,424,273 shares were excluded in the quarters ended March 31, 2011 and 2010, respectively, because they would be anti-dilutive.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	STOCK-BASED COMPENSATION

Stock options are granted under the Company’s long-term incentive plan and have an exercise price that may not be less than the fair market value of the underlying shares on the date of grant. In general, stock options granted will become exercisable over a period determined by the Compensation Committee which in the past has been a five year life, with the options vesting over a two or three year period. A third of the stock options granted in March 2011 and 2010 were vested immediately with the remainder vesting over a two year period. In addition, stock options will become exercisable upon a change in control, unless provided otherwise by the Compensation Committee. At March 31, 2011, there were 25,230 shares subject to options authorized, but not granted.

For the three months ended March 31, 2011 and 2010, the Company recognized non-cash compensation expense of $1.3 million and $1.1 million related to stock options, respectively. These amounts were recorded as general and administrative expense. Because the Company does not pay significant United States federal income taxes, no amounts were recorded for tax benefits related to excess stock based compensation deductions.

A summary of the stock option activity for the three months ended March 31, 2011 is provided below:

	Number of Shares Underlying Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of period	4,266	$5.40	2.64
Granted	1,169	6.97	4.97
Exercised	(200)	5.04	1.58
Forfeited	—	—	—

Outstanding at end of period	5,235	$5.77	3.00	$9.63

Exercisable at end of period	3,725	$5.88	2.61	$6.61

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

As of March 31, 2011, unrecognized compensation costs totaled $1.9 million. The expense is expected to be recognized over a weighted average period of 1.7 years.

4.	COMMITMENTS AND CONTINGENCIES

Offshore Gabon

In November 2009, the Company negotiated and signed the sixth exploration period extension on the Etame Marin block. The three year extension expires in July 2014. The Company committed to the drilling of two exploration wells and acquiring and processing 150 square kilometers of 3D seismic with a $17.5 million minimum financial commitment ($5.3 million net to the

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Company). The Company began seismic operations in November 2010 for a short period and expects to resume seismic activity in mid-2011 which will satisfy the seismic obligation. One of the two required exploratory wells was drilled in the fourth quarter of 2010 with the drilling of the Omangou well, an unsuccessful effort at a cost of $2.6 million.

Onshore Gabon

In October 2010, the Company signed a second exploration period extension on the Mutamba Iroru block which expires in May 2012. The Company is obligated to reprocess 400 square kilometers of 2D seismic and drill one exploration well. An agreement with Total Gabon (“Total”) was completed in August 2010, which established a joint operation on the block beginning when the one year extension was finalized with the Republic of Gabon. Accordingly, Total acquired a 50% working interest in the block effective November 1, 2010. The terms of the agreement provide for Total paying a disproportionate share of the seismic reprocessing costs and the exploration well drilling costs. The seismic reprocessing began in the first quarter of 2011 and the exploration well is expected to be drilled in the first half of 2012 before the May 2012 expiration date.

Angola

In November 2006, the Company signed a production sharing contract for Block 5 offshore Angola. The four year primary contract with an optional three year extension awards the Company exploration rights to 1.4 million acres offshore central Angola. The Company’s working interest is 40%. Additionally, the Company is required to carry the Angolan national oil company, Sonangol P&P, for 10% of the work program. During the first four years of the contract the Company was required to acquire and process 1,000 square kilometers of 3-D seismic, drill two exploration wells and expend a minimum of $29.5 million ($14.8 million net to the Company). The Company acquired the 1,175 square kilometers of 3-D data called for in the first exploration period at a cost of $7.5 million ($3.75 million net to the Company) in January 2007. Subsequently, the Company acquired 524 square kilometers of proprietary 3-D seismic data on the block during the fourth quarter of 2008 at a cost of $6.0 million ($3.0 million net to the Company), and has interpreted the seismic data in preparation for the drilling of the two required exploration wells. The seismic obligation has been met.

The government-assigned working interest partner was delinquent paying their share of the costs several times in 2009 and consequently was placed in a default position which impacted the timing for drilling the exploration wells. In early 2010, the Company began working with the government of Angola regarding a time extension for the drilling of the wells beyond the November 2010 expiration date and to obtain a replacement partner. By governmental decree dated December 1, 2010, the former partner was removed from the production sharing contract and a one year time extension was granted. The Company and the government of Angola then agreed on the process for obtaining a replacement partner. The Company opened a data room in Houston which is expected to close in the second quarter of 2011. Information related to interested parties will then be provided to the government of Angola for selection and finalization. The government of Angola has expressed willingness to consider an additional time extension once the new partner has been selected and a timeline of the drilling plans is completed. While we believe that the government of Angola will grant us another extension if necessary, we can provide no assurances that such an

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

extension will be granted. If the government of Angola were to deny a time extension, and the wells are not being drilled by the end of November 2011, the Company risks forfeiture of its $10 million funds in escrow and the Company may be required to impair its leasehold costs and other investments with a carrying amount of $14.0 million as of March 31, 2011.

5.	CAPITALIZATION OF EXPLORATORY WELL COSTS

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

6.	SEGMENT INFORMATION

The Company’s operations are based in Gabon, Angola, the British North Sea and in the United States. Management reviews and evaluates the operation of each geographic segment separately. The operations of all segments include exploration for and production of hydrocarbons where commercial reserves have been found and developed. Revenues are based on the location of hydrocarbon production. The Company evaluates each segment based on income (loss) from operations. Segment activity for the three months ended March 31, 2011 and 2010 are as follows: (in thousands)

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31,	Gabon	Angola	North Sea	Corporate and Other	Total
2011
Revenues	$46,736	$—	$—	$36	$46,772
Income (loss) from operations	35,001	(455)	(126)	(3,078)	31,342

2010
Revenues	$29,969	$—	$—	$37	$30,006
Income (loss) from operations	20,219	(852)	(117)	(1,371)	17,879

VAALCO ENERGY, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report includes “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements other than statements of historical fact included in this report (and the exhibits hereto), including without limitation, statements regarding the Company’s financial position and estimated quantities and net present values of reserves, and statements preceded by, followed by or that otherwise include the word “believes,” “expects,” “anticipates,” “intends,” “projects,” “target,” “goal,” “objective,” “should,” or similar expressions or variations of such expressions are forward looking statements. The Company can give no assurances that the assumptions upon which such statements are based will prove to have been correct. Important factors that could cause actual results to differ materially from the Company’s expectations (“Cautionary Statements”) include the volatility of oil and natural gas prices; the uncertainty of estimates of oil and natural gas reserves; the impact of competition; the availability and cost of seismic, drilling and other equipment; operating hazards inherent in the exploration for and production of oil and natural gas; future production costs and quantities; difficulties encountered during the exploration for and production of oil and natural gas; difficulties encountered in delivering oil to commercial markets; general economic conditions, including any future economic downturn and the availability of credit; changes in customer demand and producers’ supply; the uncertainty of the Company’s ability to attract capital; currency exchange rates, actions by the governments and events occurring in the countries in which the Company operates; actions by the Company’s venture partners; compliance with, or the effect of changes in, the foreign governmental regulations regarding the Company’s exploration and production, including those related to climate change; actions of operators of the Company’s oil and gas properties; labor strikes in the republic of Gabon; weather conditions and statements set forth in the “Risk Factors” section included in Part II, Item 1A of this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. All subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified by the Cautionary Statements.

INTRODUCTION

The Company operates oil production sharing contracts in Gabon and Angola and acquired a 640 acre lease in north Texas in the Granite Wash formation in December 2010. Additionally, the Company has minor interests in Brazos County, Texas producing from the Buda/Georgetown formations. The Company also owns certain minor non-operated interests in the Ship Shoal area of the Gulf of Mexico and in Pickens County, Alabama.

The Company’s primary source of revenue is from the Etame Marin Production Sharing Contract related to the Etame Marin block located offshore the Republic of Gabon. The Company produces from the Etame, Avouma, South Tchibala and Ebouri fields on the block. Oil production commenced from the Etame field in September 2002, from the Avouma and South Tchibala fields in January 2007, and from the Ebouri field in January 2009. During the first three months of 2011, the Etame, Avouma, South Tchibala and

VAALCO ENERGY, INC. AND SUBSIDIARIES

Ebouri fields produced approximately 2.1 million bbls (0.5 million bbls net to the Company). In November 2009, the Company signed the sixth exploration period extension on the Etame Marin block. The three year extension expires in July 2014. The Company committed to the drilling of two exploration wells and acquiring and processing 150 square kilometers of 3D seismic with a $17.5 million minimum financial commitment ($5.3 million net to the Company). The Company began seismic operations in November 2010 for a short period and expects to resume seismic activity in mid-2011 which will satisfy the seismic obligation. One of the two required exploratory wells was drilled in the fourth quarter of 2010 with the drilling of the Omangou well, an unsuccessful effort at a cost of $2.6 million.

In October 2010, the Company signed a second exploration period extension on the Mutamba Iroru block which expires in May 2012. The Company is obligated to reprocess 400 square kilometers of 2D seismic and drill one exploration well. An agreement with Total Gabon (“Total”) was completed in August 2010, which established a joint operation on the block beginning when the one year extension was finalized with the Republic of Gabon. Accordingly, Total acquired a 50% working interest in the block effective November 1, 2010. The terms of the agreement provide for Total paying a disproportionate share of the seismic reprocessing costs and the exploration well drilling costs. The seismic reprocessing began in the first quarter of 2011 and the exploration well is expected to be drilled in the first half of 2012 before the May 2012 expiration date.

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

The government-assigned working interest partner was delinquent paying their share of the costs several times in 2009 and consequently was placed in a default position which impacted the timing for drilling the two exploration wells. In early 2010, the Company began working with the government of Angola regarding a time extension for the drilling of the wells beyond the November 2010 expiration date and to obtain a replacement partner. By governmental decree dated December 1, 2010, the former partner was removed from the production sharing contract and a one year time extension was granted. The Company and the government of Angola then agreed on the process for obtaining a replacement partner. The Company opened a data room in Houston which is expected to close in the second quarter of 2011. Information related to interested parties will then be provided to the government of Angola for selection and finalization. The government of Angola has expressed willingness to consider an additional time extension once the new partner has been selected and a timeline of the drilling plans is completed. While we believe that the government of Angola will grant us another extension if necessary, we can provide no assurances that such an extension will be granted. If the government of Angola were to deny a time extension, and the wells are not being drilled by the end of November 2011, the Company risks forfeiture of its $10 million funds in escrow and the Company may be required to impair its leasehold costs and other investments with a carrying amount of $14.0 million as of March 31, 2011.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CAPITAL RESOURCES AND LIQUIDITY

Cash Flows

Net cash provided by operating activities for the three months ended March 31, 2011 was $13.8 million, as compared to $14.3 million for the three months ended March 31, 2010. The decrease in cash provided by operations for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was primarily due to an increase in working capital other than cash of $6.6 million for the three months ended March 31, 2011, compared to a decrease in working capital other than cash of $2.7 million for the three months ended March 31, 2010. The increase in working capital was largely offset by net income of $12.9 million for the three months ended March 31, 2011 compared to net income of $6.9 million for the three months ended March 31, 2010.

Net cash used in investing activities for the three months ended March 31, 2011 was $1.9 million, compared to net cash used in investing activities for the three months ended March 31, 2010 of $3.5 million. For the three months ended March 31, 2011 the Company paid $5.5 million for property and equipment expenditures primarily in the Etame Marin block offshore Gabon partially offset by the release of escrowed funds in Gabon of $3.5 million. For the three months ended March 31, 2010, the Company paid $3.4 million primarily for drilling activity of one well in the Ebouri field and equipment purchases for a well that was drilled in the second quarter of 2010 in the Etame field.

For the three months ended March 31, 2011 and 2010, cash used in financing activities was $0.5 million and $1.4 million, respectively. For the three months ended March 31, 2011, proceeds of $1.0 million were received for the issuance of common stock associated with stock options exercised. In the three months ended March 31, 2011 and 2010, distributions to a noncontrolling interest owner in the amount of $1.5 million were paid.

Capital Expenditures

During the three months ended March 31, 2011, the Company incurred $2.0 million of net property and equipment additions, primarily associated with asset retirement obligation revisions totaling $1.4 million. During the remainder of 2011, the Company anticipates its share of capital expenditures will approximate $9.0 million for drilling the initial well in the Granite Wash Formation in Texas, $16.0 million for development wells and equipment in the Etame Marin block offshore Gabon and $25.0 million for the first well in Angola, the drilling of which is dependent on obtaining a replacement partner. A second granite wash well is anticipated to be drilled in late 2011 or early 2012.

Oil and Gas Exploration Costs

The Company uses the “successful efforts” method of accounting for its oil and gas exploration and development costs. All expenditures related to exploration, with the exception of costs of drilling exploratory wells are charged as an expense when incurred. The costs of exploratory wells are capitalized pending determination of whether commercially producible oil and gas reserves have been discovered. If the determination is made that a well did not encounter potentially economic oil and gas quantities, the well costs are charged as an expense. For the three months ended March 31, 2011, exploration expense was $1.1 million primarily comprised of

VAALCO ENERGY, INC. AND SUBSIDIARIES

exploration expense in North America totaling $0.8 million. For the three months ended March 31, 2010, exploration expense of $1.0 million included seismic reprocessing costs in Angola of $0.4 million and $0.4 million in exploration costs incurred onshore Gabon.

Liquidity

The Company’s primary source of capital has been cash flows from operations. At March 31, 2011, the Company had unrestricted cash of $92.6 million. The Company believes that this cash combined with cash flow from operations will be sufficient to fund the Company’s remaining 2011 capital expenditure budget. As operator of the Etame Marin block and Block 5 in Angola, the Company enters into project related activities on behalf of its working interest partners. The Company generally obtains advances from it partners prior to significant funding commitments.

Substantially all of the Company’s crude oil and gas is sold at the well head at posted or index prices under short-term contracts. In Gabon, the Company markets its crude oil under an agreement with Mercuria Trading NV. While the loss of Mercuria Trading NV as a buyer might have a material adverse effect on the Company in the near term, management believes that the Company would be able to obtain other customers for its crude oil.

Domestically, the Company has minor outside-operated interests in production from wells in Brazos County Texas, Pickens County in Alabama and offshore Louisiana in the Gulf of Mexico, which contributed $36,000 to revenues in the first quarter of 2011. Domestic production is sold via separate contracts for oil and gas. The Company has access to several alternative buyers for oil and gas sales domestically.

VAALCO ENERGY, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

Three months ended March 31, 2011 compared to three months ended March 31, 2010

Revenues

Total revenues were $46.8 million for the three months ended March 31, 2011 compared to $30.0 million for the comparable period in 2010. The Company sold approximately 450,800 net barrels of oil equivalent at an average price of $103.76 in three months ended March 31, 2011. In the three months ended March 31, 2010, the Company sold approximately 403,200 net barrels of oil equivalent at an average price of $74.33 per barrel. Crude oil production from the Etame, Avouma, South Tchibala and Ebouri fields averaged 23,200 gross barrels oil per day (“BOPD”) in the three months ended March 31, 2011 compared to approximately 19,300 gross BOPD in the three months ended March 31, 2010. The increase in year-over-year production volumes primarily reflects production from three new development wells drilled in 2010, plus the successful workover of an additional well, all offshore Gabon. Crude oil sales are a function of the number and size of crude oil liftings in each quarter from the floating production, storage and offloading facility and thus crude oil sales do not always coincide with volumes produced in any given quarter.

Operating Costs and Expenses

Total production expenses for the three months ended March 31, 2011 were $5.2 million compared to $4.9 million in the three months ended March 31, 2010. Expenses in the three months ended March 31, 2011 were higher than in the three months ended March 31, 2010 due primarily to retroactive compensation adjustments in Gabon totaling $0.3 million. The Company matches production expenses with crude oil sales. Any production expenses associated with unsold crude oil inventory are capitalized.

Exploration expense was $1.1 million for the three months ended March 31, 2011 compared to $1.0 million in the comparable period in 2010. For the three months ended March 31, 2011, exploration expense consisted primarily of exploration expense in North America totaling $0.8 million. Exploration expense for the three months ended March 31, 2010 consisted primarily of seismic reprocessing costs in Angola of $0.4 million and onshore Gabon exploration expense of $0.4 million.

Depreciation, depletion and amortization expenses were $6.1 million in the three months ended March 31, 2011 compared to $3.9 million in the three months ended March 31, 2010. The higher depreciation, depletion and amortization expenses during the three months ended March 31, 2011 compared to the three months ended March 31, 2010 are due to higher sales volumes and a higher depletion rate utilizing the 2010 year-end reserves estimates and additional assets added to the depletable cost base during 2010.

General and administrative expenses for the three months ended March 31, 2011 and 2010 were $3.0 million and $2.3 million, respectively. During the three months ended March 31, 2011 and 2010, the Company incurred stock based compensation expense of $1.3 million and $1.1 million, respectively. In each of the three month periods ended March 31, 2011 and 2010, the Company benefited from overhead reimbursement associated with production and development operations on the Etame Marin block. Overhead reimbursement for the three months ended March 31, 2011 was $0.9 million compared to $1.4 million in the same period in 2010.

VAALCO ENERGY, INC. AND SUBSIDIARIES

Income Taxes

Income tax expense amounted to $18.3 million and $10.8 million for the three months ended March 31, 2011 and 2010, respectively. In the three months ended March 31, 2011 and in the three months ended March 31, 2010, the income taxes were all paid in Gabon. Income taxes in the three months ended March 31, 2011 were significantly higher compared to the same period in 2010 because of a 56% increase in the oil revenues and a higher percentage of oil production allocated as “profit oil” vs. “cost oil”. The income taxes the consortium pays the government of Gabon is an allocation of the remaining profit oil production from a specific contract area ranging from 50% to 60% of the oil remaining after deducting the royalty and the cost oil.

Net Income

Net income for the three months ended March 31, 2011 was $12.9 million, compared to net income of $6.9 million for the same period in 2010. The higher net income for the three month period in 2011 versus 2010 is attributable to higher oil revenues. Net income allocated to noncontrolling interest was $1.7 million and $1.0 million in the three months ended March 31, 2011 and 2010, respectively. The noncontrolling interest is associated with VAALCO Energy (International), Inc., a subsidiary that is 90.01% owned by the Company.

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

Other than as described below, there have been no material changes to the disclosure on this matter in our annual report on form 10-K for the year ended December 31, 2010.

A strike by the National Organisation of Oil Employees (ONEP) in Gabon could materially adversely affect our production and financial condition.

ONEP conducted a nearly four day labor strike in April 2011 against the Gabonese government as part of a dispute over the government’s labor regulations. The union requested the publication of a decree from the government of Gabon regulating the employment of foreign labor. The strike was called off after ONEP received the assurances it desired on the matter. The impact to the Company was a temporary reduction in the amount of oil produced during the strike period. This most recent strike follows a two day strike in 2010 on similar grounds concerning the employment of foreign labor.

The Company can provide no assurances that a further strike or strikes will not be called by ONEP. Subsequent strikes could result in lower volumes of oil produced during any such strike period called by the labor union, which could adversely affect our financial condition.

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

VAALCO ENERGY, INC. (Registrant)

By	/s/GREGORY R. HULLINGER
Gregory R. Hullinger,
Chief Financial Officer
(on behalf of the Registrant and as the principal financial officer)

Dated: May 9, 2011

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