Form 10-Q
period 2011-06-30
VAALCO ENERGY INC /DE/
filed 2011-08-08
CIK 894627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of July 31, 2011, there were outstanding 57,040,592 shares of common stock, $0.10 par value per share, of the registrant.

VAALCO ENERGY, INC. AND SUBSIDIARIES

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands of dollars, except number of shares and par value amounts)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$114,467	$81,234
Funds in escrow	11,043	14,932
Receivables:
Trade	11,050	14,068
Accounts with partners	11,532	16,180
Other	10,352	10,412
Crude oil inventory	891	548
Materials and supplies	472	501
Prepayments and other	2,363	1,482

Total current assets	162,170	139,357

Property and equipment - successful efforts method:
Wells, platforms and other production facilities	167,355	168,139
Undeveloped acreage	19,245	16,692
Work in progress	16,333	8,812
Equipment and other	2,837	2,634

	205,770	196,277
Accumulated depreciation, depletion and amortization	(111,604)	(99,457)

Net property and equipment	94,166	96,820

Other assets:
Deferred tax asset	1,349	1,349
Funds in escrow	874	874

Total Assets	$258,559	$238,400

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$19,597	$26,702

Total current liabilities	19,597	26,702

Other liabilities	2,230	2,030
Asset retirement obligations	14,592	13,425

Total Liabilities	36,419	42,157

Commitments and Contingencies (Note 4)

VAALCO Energy, Inc. shareholders’ equity:
Common stock, $0.10 par value, 100,000,000 authorized shares, 63,046,139 and 62,822,805 shares issued with 6,005,547 and 6,005,547 shares in treasury at June 30, 2011 and December 31, 2010, respectively	6,305	6,282
Additional paid-in capital	66,980	64,314
Retained earnings	169,619	146,594
Less treasury stock, at cost	(25,665)	(25,665)

Total VAALCO Energy, Inc. shareholders’ equity	217,239	191,525
Noncontrolling interest	4,901	4,718

Total Equity	222,140	196,243

Total Liabilities and Equity	$258,559	$238,400

See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

(unaudited)

(in thousands of dollars, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues:
Oil and gas sales	$58,547	$33,675	$105,319	$63,681
Operating costs and expenses:
Production expense	5,807	6,128	11,040	11,066
Exploration expense	1,189	407	2,308	1,419
Depreciation, depletion and amortization	6,545	4,422	12,643	8,318
General and administrative expenses	2,494	2,625	5,475	4,906

Total operating costs and expenses	16,035	13,582	31,466	25,709

Operating income	42,512	20,093	73,853	37,972

Other income (expense):
Interest income	47	(25)	83	63
Other, net	592	22	398	(227)

Total other income (expense)	639	(3)	481	(164)

Income before income taxes	43,151	20,090	74,334	37,808
Income tax expense	29,641	8,676	47,929	19,470

Net income	13,510	11,414	26,405	18,338
Less net income attributable to noncontrolling interest	(1,723)	(1,378)	(3,380)	(2,334)

Net income attributable to VAALCO Energy, Inc.	$11,787	$10,036	$23,025	$16,004

Basic net income per share attributable to VAALCO Energy, Inc. common shareholders	$0.21	$0.18	$0.40	$0.28

Diluted net income per share attributable to VAALCO Energy, Inc. common shareholders	$0.20	$0.18	$0.40	$0.28

Basic weighted shares outstanding	57,027	56,427	56,999	56,425

Diluted weighted shares outstanding	58,021	57,028	58,113	56,727

See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(unaudited)

(in thousands of dollars)

Six Months Ended June 30, 2011	VAALCO Energy, Inc. Shareholders
	Common Stock	Aditional Paid-In Capital	Retained Earnings	Treasury Stock	Noncontrolling Interest	Total
Balance at January 1, 2011	$6,282	$64,314	$146,594	$(25,665)	$4,718	$196,243
Proceeds from stock issuance	23	1,084	—	—	—	1,107
Stock based compensation	—	1,582	—	—	—	1,582
Net income	—	—	23,025	—	3,380	26,405
Distribution to noncontrolling interest	—	—	—	—	(3,197)	(3,197)

Balance at June 30, 2011	$6,305	$66,980	$169,619	$(25,665)	$4,901	$222,140

	VAALCO Energy, Inc. Shareholders
Six Months Ended June 30, 2010	Common Stock	Aditional Paid-In Capital	Retained Earnings	Treasury Stock	Noncontrolling Interest	Total
Balance at January 1, 2010	$6,157	$57,550	$109,249	$(21,515)	$5,664	$157,105
Proceeds from stock issuance	71	2,655	—	(2,603)	—	123
Stock based compensation	—	1,698	—	(354)	—	1,344
Net income	—	—	16,004	—	2,334	18,338
Redemption of rights agreement	—	—	5	—	—	5
Distribution to noncontrolling interest	—	—	—	—	(2,996)	(2,996)

Balance at June 30, 2010	$6,228	$61,903	$125,258	$(24,472)	$5,002	$173,919

See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

(in thousands of dollars)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$26,405	$18,338
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	12,643	8,318
Unrealized foreign exchange gain	84	(1,289)
Dry hole costs (credits)	(33)	251
Stock based compensation	1,582	1,344
Change in operating assets and liabilities:
Trade receivables	3,018	(13,773)
Accounts with partners	4,648	8,913
Other receivables	645	(1,564)
Crude oil inventory	(343)	(40)
Materials and supplies	29	(256)
Prepayments and other	(859)	(1,745)
Accounts payable, accrued liabilities and other liabilities	(6,758)	(4,018)
Other long term assets	—	502

Net cash provided by operating activities	41,061	14,981

CASH FLOWS FROM INVESTING ACTIVITIES
Funds in escrow, net	3,889	32
Property and equipment expenditures	(11,325)	(13,422)

Net cash used in investing activities	(7,436)	(13,390)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	1,107	123
Redemption of rights plan	—	5
Distribution to noncontrolling interest	(1,499)	(1,498)

Net cash used in financing activities	(392)	(1,370)

NET CHANGE IN CASH AND CASH EQUIVALENTS	33,233	221
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	81,234	80,570

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$114,467	$80,791

Supplemental disclosure of cash flow information
Income taxes paid	$44,550	$18,268
Supplemental disclosure of non cash transactions
Noncontrolling interest distibution declared during the period but not paid at period end	$1,698	$1,498
Property and equipment additions incurred during the period but not paid at period end	$2,941	$3,253

See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOUNTING POLICIES

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

VAALCO is a Houston-based independent energy company, principally engaged in the acquisition, exploration, development and production of crude oil and natural gas. VAALCO owns producing properties and conducts exploration activities as operator of consortiums internationally in Gabon and Angola and as a non-operator in the British North Sea. In Gabon and Angola, VAALCO serves as the operator for a group of companies which own the working interests in the production sharing contract. Domestically, the Company has interests onshore in Texas and Alabama and in the offshore Texas and Louisiana Gulf Coast area. Additionally, the Company acquired a 70% working interest in approximately 5,200 acres in Montana during the second quarter of 2011.

VAALCO’s subsidiaries include VAALCO Gabon (Etame), Inc., VAALCO Production (Gabon), Inc., VAALCO Angola (Kwanza), Inc., VAALCO UK (North Sea), Ltd., and VAALCO Energy (USA), Inc.

The Company has evaluated subsequent events through August 8, 2011, the date the financial statements were issued. In July 2011, the Company signed a letter of intent with Magellan Petroleum Corporation, to acquire a working interest in approximately 23,000 net acres covering the Bakken and deeper formations in the East Poplar Unit and the Northwest Poplar Field in Roosevelt County, Montana. Under the terms of the acquisition, VAALCO expects to acquire a 65% working interest in the Bakken and deeper rights of the Poplar Field. The Company expects to complete the transaction within sixty days from the date the letter of intent was signed.

Also in July 2011, the Company acquired a 364 acre lease in the Granite Wash formation in Hemphill County, Texas at a cost of $1.4 million.

2.	EARNINGS PER SHARE

Basic earnings per share (EPS) is calculated using the average number of shares of common stock outstanding during each period. Diluted EPS assumes the exercise of all stock options having exercise prices less than the average market price of the common stock using the treasury stock method.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Diluted shares consist of the following:

	Three months ended,		Six months ended,
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Basic weighted average common stock issued and outstanding	57,026,745	56,427,253	56,998,871	56,424,810
Dilutive options	994,581	601,245	1,113,696	302,090

Total dilutive shares	58,021,326	57,028,498	58,112,567	56,726,900

Options to purchase 2,490,004 and 1,320,940 shares were excluded in the three months and six months ended June 30, 2011, respectively, because they would have been anti-dilutive. Options to purchase 1,420,940 and 1,427,606 shares were excluded in the three months and six months ended June 30, 2010 respectively, because they would have been anti-dilutive.

3.	STOCK-BASED COMPENSATION

Stock options are granted under the Company’s long-term incentive plan and have an exercise price that may not be less than the fair market value of the underlying shares on the date of grant. In general, stock options granted will become exercisable over a period determined by the Compensation Committee which in the past has been a five year life, with the options vesting over a three year period. A portion of the stock options granted in March 2011 and 2010 were vested immediately with the others vesting over a two year period. In addition, stock options will become exercisable upon a change in control, unless provided otherwise by the Compensation Committee. At June 30, 2011, there were 31,896 shares subject to options authorized but not granted.

For the three months and six months ended June 30, 2011, the Company recognized non-cash compensation expense of $0.3 million and $1.6 million, respectively, related to stock options. For the three months and six months ended June 30, 2010, the Company recognized non-cash compensation expense of $0.6 million and $1.7 million, respectively. These amounts were recorded as general and administrative expense. Because the Company does not pay significant United States federal income taxes, no amounts were recorded for tax benefits related to excess stock based compensation deductions.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the option activity for the six months ended June 30, 2011 is provided below:

	Number of Shares Underlying Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of period	4,266	$5.40	2.64
Granted	1,169	6.97	4.67
Exercised	(223)	4.96	1.34
Forfeited	(7)	4.28	0.21

Outstanding at end of period	5,205	$5.78	2.64	$7.85

Exercisable at end of period	4,174	$5.71	2.21	$6.80

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

As of June 30, 2011, unrecognized compensation costs totaled $1.6 million. The expense is expected to be recognized over a weighted average period of 1.5 years. Stock options vested during the six months ended June 30, 2011 totaled 1.3 million options.

4.	COMMITMENTS AND CONTINGENCIES

Offshore Gabon

In November 2009, the Company negotiated and signed the sixth exploration period extension on the Etame Marin block. The three year extension expires in July 2014. The Company committed to the drilling of two exploration wells and acquiring and processing 150 square kilometers of 3D seismic with a $17.5 million minimum financial commitment ($5.3 million net to the Company). The Company began seismic operations for a short period in November 2010 and expects to resume seismic activity in September 2011, which will satisfy the seismic obligation. One of the two required exploratory wells was drilled in the fourth quarter of 2010 with the drilling of the Omangou well, an unsuccessful effort at a cost of $2.6 million.

Onshore Gabon

In October 2010, the Company signed a second exploration period extension on the Mutamba Iroru block which expires in May 2012. The Company is obligated to reprocess 400 square kilometers of 2D seismic and drill one exploration well. An agreement with Total Gabon (“Total”) was completed in August 2010, which established a joint operation on the block beginning when the one year extension was finalized with the Republic of Gabon. Accordingly, Total acquired a 50% working interest in the block effective November 1, 2010. The terms of the agreement provide for Total paying a disproportionate share of the seismic reprocessing costs and the exploration well drilling costs. The seismic reprocessing began in the first quarter of 2011 and the exploration well is expected to be drilled in the first half of 2012 before the expiration of the exploration period.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The government-assigned working interest partner was delinquent paying their share of the costs several times in 2009 and consequently was placed in a default position which impacted the timing for drilling the exploration wells. In early 2010, the Company began working with the government of Angola regarding a time extension for the drilling of the wells beyond the November 2010 expiration date and to obtain a replacement partner. By governmental decree dated December 1, 2010, the former partner was removed from the production sharing contract and a one year time extension was granted. Following the decree, the Company and the government of Angola have been working together to obtain a replacement partner. In the second quarter of 2011, the government informed the Company it is in negotiations with a potential partner to participate in the VAALCO block in addition to other Angolan blocks. As such, the government instructed the Company to obtain bids from drilling rig companies and agreed to be financially responsible for expenditures made prior to the naming of the replacement partner. The Company expects a contract will be awarded for a rig to begin drilling the first well in the first quarter of 2012. Due to the timing of rig availability, the Company requested a formal extension to the November 2011 expiration date for drilling the two exploration wells and was provided a guarantee from an official at Sonangol that the extension would be granted. While the Company believes that the government of Angola will grant another extension, the Company can provide no assurances that such an extension will be granted. If the government of Angola were to deny a time extension, and the wells are not in the process of being drilled by the end of November 2011, the Company risks forfeiture of its $10 million funds in escrow and the Company may be required to impair its leasehold costs and other investments with a carrying amount of $14.6 million as of June 30, 2011.

United States

In July 2011, the Company signed a letter of intent with Magellan Petroleum Corporation, to acquire and develop an operating working interest in approximately 23,000 net mineral acres of oil, gas and mineral leases in Roosevelt County, Montana. In the event the Company does not complete the transaction within sixty days from the date the letter of intent was signed, the Company is obligated to make a $0.5 million payment to the seller.

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

In the second and third quarters of 2010, the Company drilled the Southeast Etame No. 1 well with two sidetracks in the Etame Marin block offshore Gabon. The well discovered a five meter sand of oil. Additional evaluation of the well and sidetrack information is in progress. The Company currently has a project underway to evaluate development options for this well in conjunction with other potential initiatives in the Etame Marin block. The Company has capitalized $8.0 million for this well in accordance with the criteria contained in ASC Topic 932.

In the second and third quarters of 2011, the Company drilled an exploration well on its Granite Wash formation lease in North Texas. For the period ending June 30, 2011, the Company incurred costs totaling $5.1 million which have been capitalized in accordance with the criteria contained in ASC Topic 932. The fracturing and fluid cleanout operations are underway and initial liquid and gas sales are expected from this well in the first half of August 2011.

6.	SEGMENT INFORMATION

The Company’s operations are based in Gabon, Angola, the British North Sea and in the United States. Management reviews and evaluates the operation of each geographic segment separately. The operations of all segments include exploration for and production of hydrocarbons where commercial reserves have been found and developed. Revenues are based on the location of hydrocarbon production. The Company evaluates each segment based on income (loss) from operations. Segment activity for the three months and six months ended June 30, 2011 and 2010 are as follows: (in thousands)

	Gabon	Angola	North Sea	USA	Corporate and Other	Total
Three months ended June 30,
2011
Revenues	$58,531	$—	$—	$16	$—	$58,547
Income (loss) from operations	46,057	(476)	(72)	(341)	(2,656)	42,512

2010
Revenues	$33,647	$—	$—	$28	$—	$33,675
Income (loss) from operations	22,446	(414)	(91)	9	(1,857)	20,093

	Gabon	Angola	North Sea	USA	Corporate and Other	Total
Six months ended June 30,
2011
Revenues	$105,267	$—	$—	$52	$—	$105,319
Income (loss) from operations	81,058	(931)	(198)	(717)	(5,359)	73,853

2010
Revenues	$63,616	$—	$—	$65	$—	$63,681
Income (loss) from operations	42,665	(1,266)	(208)	11	(3,230)	37,972

VAALCO ENERGY, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report includes “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements other than statements of historical fact included in this report (and the exhibits hereto), including without limitation, statements regarding the Company’s financial position and estimated quantities and net present values of reserves, and statements preceded by, followed by or that otherwise include the word “believes,” “expects,” “anticipates,” “intends,” “projects,” “target,” “goal,” “objective,” “should,” or similar expressions or variations of such expressions are forward looking statements. The Company can give no assurances that the assumptions upon which such statements are based will prove to have been correct. Important factors that could cause actual results to differ materially from the Company’s expectations (“Cautionary Statements”) include the volatility of oil and natural gas prices; the uncertainty of estimates of oil and natural gas reserves; the impact of competition; the availability and cost of seismic, drilling and other equipment; operating hazards inherent in the exploration for and production of oil and natural gas; future production costs and quantities; difficulties encountered during the exploration for and production of oil and natural gas; difficulties encountered in delivering oil to commercial markets; potential downgrade of U.S. debt; general economic conditions, including any future economic downturn and the availability of credit; changes in customer demand and producers’ supply; the uncertainty of the Company’s ability to attract capital; currency exchange rates, actions by the governments and events occurring in the countries in which the Company operates; actions by the Company’s venture partners; compliance with, or the effect of changes in, the foreign governmental regulations regarding the Company’s exploration and production, including those related to climate change; actions of operators of the Company’s oil and gas properties; labor strikes in the republic of Gabon; weather conditions and statements set forth in the “Risk Factors” section included in Part II, Item 1A of the Form 10-Q for the quarter ended March 31, 2011 and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. All subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified by the Cautionary Statements.

INTRODUCTION

The Company operates oil production sharing contracts in Gabon and Angola and acquired a 640 acre lease in North Texas in the Granite Wash formation in December 2010. In May 2011, the Company acquired a 70% working interest in approximately 5,200 acres in Sheridan County, Montana in the Middle Bakken formation. Furthermore, the Company acquired a 364 acre lease in North Texas in the Granite Wash formation in July 2011. Additionally, the Company has minor interests in Brazos County, Texas producing from the Buda/Georgetown formations. The Company also owns certain minor non-operated interests in the Ship Shoal area of the Gulf of Mexico and in Pickens County, Alabama.

In July 2011, the Company signed a letter of intent with Magellan Petroleum Corporation, to acquire and develop an operating working interest in approximately 23,000 net mineral acres of oil, gas and mineral leases covering the Bakken and deeper formations in the East Poplar Unit and the Northwest Poplar Field in Roosevelt County, Montana. Under the terms of the acquisition, VAALCO expects to acquire a 65% working interest in the Bakken and deeper rights of the Poplar Field. The Company expects to complete the transaction within sixty days from the date the letter of intent was signed.

VAALCO ENERGY, INC. AND SUBSIDIARIES

The Company’s primary source of revenue is from the Etame Marin Production Sharing Contract related to the Etame Marin block located offshore the Republic of Gabon. The Company produces from the Etame, Avouma, South Tchibala and Ebouri fields on the block. Oil production commenced from the Etame field in September 2002, from the Avouma and South Tchibala fields in January 2007, and from the Ebouri field in January 2009. During the first six months of 2011, the Etame, Avouma, South Tchibala and Ebouri fields produced approximately 4.1 million bbls (1.0 million bbls net to the Company). In November 2009, the Company signed the sixth exploration period extension on the Etame Marin block. The three year extension expires in July 2014. The Company committed to the drilling of two exploration wells and acquiring and processing 150 square kilometers of 3D seismic with a $17.5 million minimum financial commitment ($5.3 million net to the Company). The Company began seismic operations for a short period in November 2010 and expects to resume seismic activity in September 2011, which will satisfy the seismic obligation. One of the two required exploratory wells was drilled in the fourth quarter of 2010 with the drilling of the Omangou well, an unsuccessful effort at a cost of $2.6 million.

In October 2010, the Company signed a second exploration period extension on the Mutamba Iroru block onshore in the Republic of Gabon which expires in May 2012. The Company is obligated to reprocess 400 square kilometers of 2D seismic and drill one exploration well. An agreement with Total Gabon (“Total”) was completed in August 2010, which established a joint operation on the block beginning when the one year extension was finalized with the Republic of Gabon. Accordingly, Total acquired a 50% working interest in the block effective November 1, 2010. The terms of the agreement provide for Total paying a disproportionate share of the seismic reprocessing costs and the exploration well drilling costs. The seismic reprocessing began in the first quarter of 2011 and the exploration well is expected to be drilled in the first half of 2012.

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

The government-assigned working interest partner was delinquent paying their share of the costs several times in 2009 and consequently was placed in a default position which impacted the timing for drilling the exploration wells. In early 2010, the Company began working with the government of Angola regarding a time extension for the drilling of the wells beyond the November 2010 expiration date and to obtain a replacement partner. By governmental decree dated December 1, 2010, the former partner was removed from the production sharing contract and a one year time extension was granted. Following the decree, the Company and the government of Angola have been working together to obtain a replacement partner. In the second quarter of 2011, the government informed the Company it is in negotiations with a potential partner to participate in the VAALCO block in addition to other Angolan blocks. As such, the government instructed the Company to obtain bids from drilling rig companies and agreed to be financially responsible for expenditures made prior to the naming of the replacement partner. The Company expects a contract will be awarded for a rig to begin drilling the first well in the first quarter of 2012. Due to the timing of rig availability, the Company requested a formal extension to the November 2011 expiration date for drilling the two exploration wells and was provided a guarantee from an official at Sonangol that the extension would be granted. While the Company believes that the government of Angola will grant another extension, the Company can provide no assurances that such an extension will be granted. If the government of Angola were to deny a time extension, and the wells are not in the process of being drilled by the end of November 2011, the Company risks forfeiture of its $10 million funds in escrow and the Company may be required to impair its leasehold costs and other investments with a carrying amount of $14.6 million as of June 30, 2011.

VAALCO ENERGY, INC. AND SUBSIDIARIES

The Company drilled an exploration well during June and early July 2011 on the initial Texas lease in the Granite Wash formation. The fracturing and fluid cleanout operations are underway and initial liquid and gas sales are expected from this well in the first half of August 2011.

CAPITAL RESOURCES AND LIQUIDITY

Cash Flows

Net cash provided by operating activities for the six months ended June 30, 2011 was $41.1 million, as compared to $15.0 million for the six months ended June 30, 2010. The increase in cash provided by operating activities for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was primarily due to higher net income of $26.4 million for the six months ended June 30, 2011, compared to net income of $18.3 million for the six months ended June 30, 2010 and changes in working capital other than cash which generated $0.4 million for the six months ended June 30, 2011, compared to a usage of $12.0 million for the six months ended June 30, 2010.

Net cash used in investing activities for the six months ended June 30, 2011 was $7.4 million, compared to net cash used in investing activities for the six months ended June 30, 2010 of $13.4 million. For the six months ended June 30, 2011, the Company paid $11.3 million for property and equipment expenditures, of which $2.6 million was spent to acquire the property interest in the Bakken formation in Sheridan County, Montana, $2.5 million was spent in the Granite Wash formation in north Texas, and the remainder primarily spent in the Etame Marin block offshore Gabon of which the majority of the amount spent had been accrued at the end of 2010; these expenditures were partially offset by the release of escrowed funds in Gabon of $3.9 million. For the six months ended June 30, 2010, capital expenditures were primarily related to the drilling of a development well in the Ebouri field, an exploratory well in Southeast Etame area, and equipment purchases for the Omangou well that was drilled later in 2010.

For the six months ended June 30, 2011, cash used in financing activities was $0.4 million consisting of distributions to a noncontrolling interest of $1.5 million and the receipt of $1.1 million in proceeds from the issuance of common stock upon the exercise of stock options. For the six months ended June 30, 2010, cash used in financing activities of $1.4 million consisted of distributions to a noncontrolling interest owner of $1.5 million and the receipt of $0.1 million in proceeds from the issuance of common stock upon the exercise of stock options.

Capital Expenditures

During the six months ended June 30, 2011, the Company incurred $9.5 million of net property and equipment additions, primarily associated with the $2.6 million acquisition of a 70% working interest in the Bakken formation in Sheridan County, Montana, and $5.1 million drilling expenditure for the well in the Granite Wash formation lease in North Texas.

VAALCO ENERGY, INC. AND SUBSIDIARIES

During the remainder of 2011, the Company anticipates its share of capital expenditures will be approximately $5.0 million for completing the well in the initial Granite Wash formation lease in North Texas, $18.0 million for platform modifications and equipment purchases in advance of the 2012 drilling programs in offshore Gabon, $3.0 million for equipment purchases in advance of drilling the two exploration wells in Angola, projected in the first half of 2012. A second Granite Wash formation well is anticipated to be drilled in late 2011 or early 2012 at an anticipated cost of $10.0 million. Depending on rig availability, the Company anticipates its share of capital expenditures in the Montana Bakken formation lease in 2011 could be in the range of $5.0 – $7.0 million.

Oil and Gas Exploration Costs

The Company uses the “successful efforts” method of accounting for its oil and gas exploration and development costs. All expenditures related to exploration, with the exception of costs of drilling exploratory wells are charged as an expense when incurred. The costs of exploratory wells are capitalized pending determination of whether commercially producible oil and gas reserves have been discovered. If the determination is made that a well did not encounter potentially economic oil and gas quantities, the well costs are charged as an expense. For the six months ended June 30, 2011, exploration expense was $2.3 million primarily comprised of $1.4 million spent in North America, $0.3 million onshore Gabon, $0.3 million in Angola and $0.2 million in the United Kingdom. For the six months ended, June 30, 2010, exploration expense was $1.4 million which included seismic reprocessing costs in Angola of $0.4 million and seismic reprocessing and other exploration expense in Gabon totaling $0.8 million.

Liquidity

The Company’s primary source of capital has been cash flows from operations. At June 30, 2011, the Company had unrestricted cash of $114.5 million. The Company believes that this cash combined with cash flow from operations will be sufficient to fund the Company’s remaining 2011 capital expenditure budget and additional investments in working capital resulting from potential growth. As operator of the Etame Marin block and Block 5 in Angola, the Company enters into project related activities on behalf of its working interest partners. The Company generally obtains advances from its partners prior to significant funding commitments.

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

Domestically, the Company owns minor interests in several properties which contributed $52,000 to revenues in the six months ended June 30, 2011. Domestic production is sold via separate contracts for oil and gas. The Company has access to several alternative buyers for oil and gas sales domestically.

VAALCO ENERGY, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

Three months ended June 30, 2011 compared to three months ended June 30, 2010

Revenues

Total revenues were $58.5 million for the three months ended June 30, 2011 compared to $33.7 million for the comparable period in 2010. The Company sold approximately 490,000 net barrels of oil equivalent at an average price of $119.37 per barrel in the three months ended June 30, 2011. In the three months ended June 30, 2010, the Company sold approximately 443,000 barrels of oil equivalent at an average price of $76.00 per barrel. Crude oil production from the Etame, Avouma, South Tchibala and Ebouri fields averaged approximately 22,200 BOPD compared to approximately 20,200 BOPD in the three months ended June 30, 2010. The production increase in the three months ended June 30, 2011 was due primarily to production from three development wells drilled in 2010, plus the successful workover of an additional well, all offshore Gabon. Crude oil sales are a function of the number and size of crude oil liftings in each quarter from the FPSO and thus crude oil sales do not always coincide with volumes produced in any given quarter.

Operating Costs and Expenses

Total production expenses for the three months ended June 30, 2011 were $5.8 million compared to $6.1 million for the three months ended June 30, 2010. The Company matches production expenses with crude oil sales. Any production expenses associated with unsold crude oil inventory are capitalized. Production expenses in the three months ended June 30, 2011 were lower compared to the three months ended June 30, 2010 primarily due to 2010 workover expenses of $1.2 million associated with the Ebouri 3-H well to replace failed submersible pumps, which was partially offset by higher operating costs in the three months ended June 30, 2011.

Exploration expense was $1.2 million for the three months ended June 30, 2011 compared to $0.4 million in the comparable period in 2010. For the three months ended June 30, 2011, exploration expense consisted primarily of $0.6 million for exploration activities in North America, $0.2 million for seismic reprocessing onshore Gabon and $0.3 million for exploration activities in Angola. Exploration expense for the three months ended June 30, 2010 consisted primarily of exploration expenditures of $0.2 million offshore Gabon and $0.1 million in Angola.

Depreciation, depletion and amortization expenses were $6.5 million in the three months ended June 30, 2011 compared to $4.4 million in the three months ended June 30, 2010. The higher depreciation, depletion and amortization expense during the three months ended June 30, 2011 compared to the three months ended June 30, 2010 was primarily due to higher sales volumes and higher depletion rates.

General and administrative expenses for the three months ended June 30, 2011 and 2010 were $2.5 million and $2.6 million, respectively. During the three months ended June 30, 2011 and 2010, the Company incurred non-cash stock based compensation expense of $0.3 million and $0.6 million, respectively. In both of the three months ended June 30, 2011 and 2010, the Company benefited from overhead reimbursement associated with production and development operations on the Etame Marin block.

VAALCO ENERGY, INC. AND SUBSIDIARIES

Other Income

Other income for the three months ended June 30, 2011 was $0.6 million compared to nil for the three months ended June 30, 2010. The other income recorded in the three months ended June 30, 2011 was primarily due to a foreign exchange gain of $0.6 million.

Income Taxes

Income tax expense amounted to $29.6 million and $8.7 million for the three months ended June 30, 2011 and 2010, respectively. In the three months ended June 30, 2011 and 2010, the income taxes were all paid in Gabon. Income taxes in the three months ended June 30, 2011 were higher due to a 74% increase in the oil revenues and a higher percentage of oil allocated as “profit oil” versus “cost oil”. The income taxes the consortium pays the government of Gabon is an allocation of the remaining profit oil production from a specific contract area ranging from 50% to 60% of the oil remaining after deducting the royalty and the cost oil.

Net Income

Net income including the noncontrolling interest for the three months ended June 30, 2011 was $13.5 million, compared to $11.4 million for the same period in 2010. The higher net income for the three month period in 2011 versus 2010 is attributable to higher oil revenues, which were partially offset by higher income taxes. Net income allocated to noncontrolling interest was $1.7 million and $1.4 million in the three months ended June 30, 2011 and 2010, respectively The noncontrolling interest is associated with VAALCO Energy (International), Inc., a subsidiary that is 90.01% owned by the Company.

VAALCO ENERGY, INC. AND SUBSIDIARIES

Six months ended June 30, 2011 compared to six months ended June 30, 2010

Revenues

Total revenues were $105.3 million for the six months ended June 30, 2011 compared to $63.7 million for the comparable period in 2010. The Company sold approximately 941,000 net barrels of oil equivalent at an average price of $111.90 per barrel in the six months ended June 30, 2011. In the six months ended June 30, 2010, the Company sold approximately 846,000 net barrels of oil equivalent at an average price of $75.20 per barrel. Crude oil production from the Etame, Avouma, South Tchibala and Ebouri fields averaged 22,700 BOPD compared to approximately 19,800 BOPD in the six months ended June 30, 2010. The production increase in the six months ended June 30, 2011 was due primarily to production from three development wells drilled in 2010, plus the successful workover of an additional well, all offshore Gabon. Crude oil sales are a function of the number and size of crude oil liftings in each quarter from the FPSO and thus crude oil sales do not always coincide with volumes produced in any given quarter.

Operating Costs and Expenses

Total production expenses for the six months ended June 30, 2011 were $11.0 million compared to $11.1 million in the six months ended June 30, 2010. The Company matches production expenses with crude oil sales. Any production expenses associated with unsold crude oil inventory are capitalized.

Exploration expense was $2.3 million for the six months ended June 30, 2011 compared to $1.4 million in the comparable period in 2010. Exploration expense for the six months ended June 30, 2011 included $1.4 million exploration expenditures in North America, $0.3 million onshore Gabon, $0.3 million in Angola and $0.2 million in the United Kingdom. Exploration expense for the six months ended June 30, 2010 included seismic reprocessing costs in Angola of $0.4 million, seismic reprocessing and site survey work on the Etame Marin block totaling $0.4 million and onshore Gabon exploration expense of $0.4 million, which included $0.2 million of dry hole costs associated with the two 2009 unsuccessful exploration wells.

Depreciation, depletion and amortization expenses were $12.6 million in the six months ended June 30, 2011 compared to $8.3 million in the six months ended June 30, 2010. The higher depreciation, depletion and amortization expense during the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was primarily due to higher sales volumes and higher depletion rates.

General and administrative expenses for the six months ended June 30, 2011 and 2010 were $5.5 million and $4.9 million, respectively. During the six months ended June 30, 2011, the Company incurred $1.6 million of stock based compensation expense compared to $1.7 million incurred in the six months ended June 30, 2010. In both of the six months ended June 30, 2011 and 2010, the Company benefited from overhead reimbursement associated with production and development operations on the Etame Marin block. Overhead reimbursement for the six months ended June 30, 2011 was $1.1 million compared to $2.3 million in the same period in 2010.

VAALCO ENERGY, INC. AND SUBSIDIARIES

Other Income (Expense)

Other income (expense) for the six months ended June 30, 2011 was $0.5 million income compared to $0.2 million expense for the six months ended June 30, 2010. The other income recorded in the six months ended June 30, 2011 was primarily due to a foreign exchange gain of $0.4 million, compared to a foreign exchange loss of $0.2 million for the same period in 2010. Interest income received on amounts on deposit was $0.1 million in each of the six months ended June 30, 2011 and June 30, 2010.

Income Taxes

Income tax expense amounted to $47.9 million and $19.5 million for the six months ended June 30, 2011 and 2010, respectively. In the six months ended June 30, 2011 and 2010, the income taxes were all paid in Gabon. Income taxes in the six months ended June 30, 2011 were higher due to a 65% increase in the oil revenues and a higher percentage of oil allocated as “profit oil” versus “cost oil”. The income taxes the consortium pays the government of Gabon is an allocation of the remaining profit oil production from a specific contract area ranging from 50% to 60% of the oil remaining after deducting the royalty and the cost oil.

Net Income

Net income including the noncontrolling interest for the six months ended June 30, 2011 was $26.4 million, compared to a net income of $18.3 million for the same period in 2010. Higher oil prices partially offset by higher depletion rates and higher taxes contributed to the higher net income in the six months ended June 30, 2011. Net income allocated to noncontrolling interest in the six months ended June 30, 2011 was $3.4 million compared to $2.3 million for the six months ended June 30, 2010. The noncontrolling interest is associated with VAALCO Energy (International), Inc., a subsidiary that is 90.01% owned by the Company.

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

There have been no material changes to the disclosure on this matter included in Part II, Item 1A of Form 10-Q for the quarter ended March 31, 2011 and in our annual report on Form 10-K for the year ended December 31, 2010.

ITEM 6.	EXHIBITS

(a)	Exhibits

31. Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
Section 1350 Certificates
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

**101.INS	XBRL Instance Document.

**101.SCH	XBRL Taxonomy Schema Document.

**101.CAL	XBRL Calculation Linkbase Document.

**101.DEF	XBRL Definition Linkbase Document.

**101.LAB	XBRL Label Linkbase Document.

**101.PRE	XBRL Presentation Linkbase Document.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VAALCO ENERGY, INC.

(Registrant)

By	/s/ GREGORY R. HULLINGER
Gregory R. Hullinger, Chief Financial Officer
(on behalf of the Registrant and as the principal financial officer)

Dated: August 8, 2011

EXHIBIT INDEX

Exhibits

Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
Section 1350 Certificates
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

**101.INS	XBRL Instance Document.

**101.SCH	XBRL Taxonomy Schema Document.

**101.CAL	XBRL Calculation Linkbase Document.

**101.DEF	XBRL Definition Linkbase Document.

**101.LAB	XBRL Label Linkbase Document.

**101.PRE	XBRL Presentation Linkbase Document.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.