Form 10-K
period 2011-12-31
VAALCO ENERGY INC /DE/
filed 2012-03-12
CIK 894627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    Yes             No    X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15d of the Act.    Yes            No    X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    X    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes     X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 K or any amendment to this Form 10-K.    X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                     Accelerated filer    X            Non-accelerated filer                     Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes            No    X

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates, as of June 30, 2011 was $343,384,364 based on a closing price of $6.02 on June 30, 2011.

As of February 29, 2012, there were outstanding 57,118,925 shares of common stock, $0.10 par value per share, of the registrant.

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

•

BOE—One barrel of oil equivalent, converting gas to oil at the ratio of 6 Mcf of gas to 1 Bbl of oil. The ratio of six Mcf of natural gas to one Bbl of oil or natural gas liquids is commonly used in the oil and gas business and represents the approximate energy equivalency of six Mcf of natural gas to one Bbl of oil or liquids, and does not represent the sales price equivalency of natural gas to oil or liquids. Currently, the sales price of Bbl of oil or natural gas liquids is significantly higher than the sales price of six Mcf of natural gas.

•	BOPD—One barrel of oil per day.

•	MBbl—One thousand Bbls.

•	Mcf—One thousand cubic feet of natural gas.

•	MMcf—One million cubic feet of natural gas.

Terms used to describe the Company’s interests in wells and acreage

•	Gross oil and gas wells or acres—The Company’s gross wells or gross acres represent the total number of wells or acres in which the Company owns a working interest.

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

•

Undeveloped oil and gas reserves. Undeveloped oil and gas reserves are reserves of any category that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

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

Terms which describe the productive life of a property or group of properties

•

Reserve life. A measure of the productive life of an oil and gas property or a group of oil and gas properties, expressed in years. Reserve life for the years ended December 31, 2011, 2010 or 2009 equal the estimated net proved reserves attributable to a property or group of properties divided by production from the property or group of properties for the four fiscal quarters preceding the date as of which the proved reserves were estimated.

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

BACKGROUND

VAALCO Energy, Inc., a Delaware corporation incorporated in 1985, is a Houston-based independent energy company principally engaged in the acquisition, exploration, development and production of crude oil and natural gas. VAALCO owns producing properties and conducts exploration activities as an operator in Gabon, West Africa, conducts exploration activities as an operator in Angola, West Africa, conducts exploration activities as an operator and has conducted exploration activities as a non-operator in the British North Sea. VAALCO is the operator of three shale properties in the United States located in Montana and Texas. The Company also owns minor interests in conventional production activities as a non-operator in the United States. As used in this report, the terms “Company”, “we, “us”, and “VAALCO” mean VAALCO Energy, Inc. and its subsidiaries, unless the context otherwise requires. The Company’s corporate headquarters are located at 4600 Post Oak Place, Suite 300, Houston, Texas 77027 where the telephone number is (713) 623-0801.

VAALCO’s international subsidiaries are VAALCO Gabon (Etame), Inc., VAALCO Production (Gabon), Inc., VAALCO Angola (Kwanza), Inc., VAALCO UK (North Sea), Ltd., and VAALCO International, Inc. VAALCO Energy (USA), Inc. holds interests in properties located in the United States.

RECENT DEVELOPMENTS

Offshore Gabon

The Company’s primary source of revenue is from the Etame Production Sharing Contract related to the Etame Marin block located offshore the Republic of Gabon. VAALCO operates the Etame Marin block on behalf of a consortium of companies. At December 31, 2011, VAALCO owned a 30.35% interest in the exploration acreage within the Etame Marin block. The Company owns a 28.1% interest in the development areas in and surrounding the Etame, Avouma, South Tchibala and Ebouri fields, each of which is located on the Etame Marin block. The development areas were subject to a 7.5% back-in by the Government of Gabon, which occurred for these fields after their successful development.

The Company produces from the Etame, Avouma, South Tchibala and Ebouri fields on the block. Oil production commenced from the Etame field in September 2002, from the Avouma and South Tchibala fields in January 2007, and from the Ebouri field in January 2009. During 2011, the Etame, Avouma, South Tchibala and Ebouri fields produced approximately 8.1 million bbls (2.3 million bbls net to the Company). The Company’s share of barrels sold reflect a reduction for royalty and an allocation of cost oil and profit oil.

The Company has two platforms in the Etame Marin block. During 2011, the Company invested in platform modifications to both of the offshore platforms to accommodate the drilling of additional wells planned to begin in the second half of 2012. Additionally, the Company commenced electrical and power generation upgrades on both platforms. The Company also invested in the construction of water knock-out facilities for the Avouma platform, which it expects to install in mid-2012 along with a new personnel accommodation module.

During 2011, plans to build a third platform to be located in the Etame field were advanced resulting in the contracting for detailed engineering specifications in early 2012. This platform would allow the Company to drill multiple wells in the Etame field. A possible fourth platform continues to be evaluated by the Company and its block partners to develop the 2010 discovery in the Southeast Etame area as part of future development plans for the Etame Marin block.

The sixth exploration period expires in July 2014. Prior to the expiration of this period, the Company is obligated to drill two exploration wells. In 2010, the Company fulfilled one of the two required exploration well obligations with the drilling of the Omangou well, an unsuccessful effort. The remaining commitment in the exploration period is the drilling of one additional exploration well.

Onshore Gabon

The Company executed a farm-out agreement in August 2010 with Total Gabon on the Mutamba Iroru block located onshore near the coast in central Gabon. The Mutamba Iroru block contains an exploration area of approximately 270,000 acres. Under the terms of the agreement, the Company and Total Gabon committed to reprocess 400 kilometers of 2-D seismic data and drill one exploration well. During 2011, the seismic work was substantially completed. Drilling of the exploration well is expected in mid-2012. In return for funding 75% of the work commitment (seismic reprocessing and exploration well costs), Total Gabon will receive a 50% interest on the permit. In 2010, the exploration permit was successfully extended until May 2012 and an application for a further extension is expected to be made in the first quarter of 2012. However, the Company can provide no assurances that such a request will be granted.

Offshore Angola

In November 2006, the Company signed a production sharing contract for Block 5 offshore Angola. The four year primary term with an optional three year extension awards the Company exploration rights to 1.4 million acres offshore central Angola. The Company’s working interest is 40%. Additionally, the Company is required to carry the Angolan national oil company, Sonangol P&P, for 10% of the work program. During the first four years of the contract the Company was required to acquire and process 1,000 square kilometers of 3-D seismic data, drill two exploration wells and expend a minimum of $29.5 million ($14.8 million net to the Company). The Company fulfilled its seismic obligation when it acquired 1,175 square kilometers of 3-D seismic data at a cost of $7.5 million ($3.75 million net to the Company) in January 2007 and 524 square kilometers of 3-D seismic data during the fourth quarter of 2008 at a cost of $6.0 million ($3.0 million net to the Company).

The government-assigned working interest partner was delinquent paying their share of the costs several times in 2009 and consequently was placed in a default position. By a governmental decree dated December 1, 2010, the former partner was removed from the production sharing contract, and a one year time extension was granted for drilling the two exploration commitment wells. Following the decree, the Company and the government of Angola have been working together to obtain a replacement partner. Options to amend the two-well commitment are also being discussed with the Angolan government. Because of the uncertainty surrounding the outcome of the discussions with the Angolan government, the Company recorded a full allowance of $4.4 million in 2011, against the accounts receivable from partners for the amounts owed to the Company above its 40% working interest plus the 10% carried interest. In early 2012, the Angolan government granted a further one year extension for drilling the two exploration commitment wells in accordance with the production sharing contract.

Due to the timing uncertainty of obtaining a replacement partner and the outcome of discussions regarding modifying the drilling well commitments required by the production sharing contract, a time extension may be necessary beyond the current expiration date of November 30, 2012. The Company can provide no assurances that such an extension will be granted, if necessary. If the government of Angola were to deny a request for a further time extension, the Company may be required to impair its leasehold costs and other investments totaling $11.0 million as of December 31, 2011. The Company may also have to make a $10.0 million payment for failing to drill the two exploration commitment wells.

Onshore Domestic-Texas

The Company acquired a 640 acre lease in the Granite Wash formation in North Texas in December 2010 and a 480 acre lease in the same formation in July 2011. The first well on the initial acreage began production in August 2011, although mechanical problems with the well exist and the Company recorded an impairment on the well in the fourth quarter of 2011. In November 2011, the Company commenced drilling a second well on the initial Granite Wash formation lease. The well landed in the objective reservoir in February 2012. Subject to successful fracking in March 2012, we expect production to begin soon thereafter.

The acreage on the first Granite Wash formation is held by production. The expiration date of the primary term of the second Granite Wash lease is August 2014.

Onshore Domestic—Montana

In May 2011, the Company acquired a 70% working interest in approximately 5,200 acres (3,640 net acres) in Sheridan County, Montana in the Middle Bakken formation. The Company plans to drill two wells on this acreage in 2012.

In September 2011, the Company acquired a 65% working interest in approximately 22,000 gross acres (14,300 net acres) covering the Middle Bakken and deeper formations in the East Poplar unit and the Northwest Poplar field in Roosevelt County, Montana. Pursuant to the terms of the acquisition, the Company is required to drill three wells at its sole cost, one of which must be drilled by June 1, 2012 and the remaining two wells must be drilled by the end of 2012. A vertical exploration well, which meets the time requirement for drilling the first well, was spudded in December 2011 to evaluate the formations. Two additional wells are expected to be drilled on this property in 2012 in accordance with the terms of the lease.

Domestic—Outside Operated

The Company has minor interests in Brazos County, Texas producing from the Buda/Georgetown formations. The Company also owns certain minor non-operated interests in the Ship Shoal area of the Gulf of Mexico and in Pickens County, Alabama. No significant activity was undertaken on these properties in 2011.

See Note 13 to the Company’s consolidated financial statements for financial information about the Company’s segments.

AVAILABLE INFORMATION

The Company files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). You may read and copy any document the Company files at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the SEC’s Public Reference Room. The Company’s SEC filings are also available to the public at the SEC’s website at www.sec.gov.

You may also obtain copies of the Company’s annual, quarterly and current reports, proxy statements and certain other information filed with the SEC, as well as amendments thereto, free of charge from the Company’s website at www.vaalco.com. No information from the SEC’s or the Company’s website is incorporated by reference herein. The Company has placed on its website copies of its Audit Committee Charter, Code of Business Conduct and Ethics, and Code of Ethics for the Chief Executive Officer and Chief Financial Officer. Stockholders may request a printed copy of these governance materials by writing to the Corporate Secretary, VAALCO Energy, Inc., 4600 Post Oak Place, Suite 300, Houston, Texas 77027.

STRATEGY

International

The Company’s international strategy is to pursue selective opportunities that are characterized by reasonable entry costs, favorable economic terms, high reserve potential relative to capital expenditures and the availability of existing technical data that may be further developed. The Company believes that it has strong management and technical expertise with proven abilities in identifying international opportunities and establishing favorable operating relationships with host governments and local partners familiar with the local practices and infrastructure. The Company owns producing properties and conducts exploration activities as operator of two exploration licenses in Gabon, and one exploration license in Angola.

In addition, the Company’s production strategy is to maximize the value of the reserves discovered in Gabon through exploitation of the Etame Marin block (comprised of the Etame, Avouma, South Tchibala and Ebouri fields) totaling approximately 759,000 gross acres.

Domestic

The Company’s domestic strategy is to selectively acquire resource based properties, including liquids-rich shale properties. Beginning in December 2010, the Company has acquired two small leases in the Granite Wash formation in Texas and two larger properties located in the Middle Bakken formation in Montana. The Company also has minor interests in outside operated properties located in Brazos County, Texas, in Pickens County, Alabama, and offshore Louisiana in the Ship Shoal area. The Company’s strategy for the outside operated properties is to continue to own the interests and receive its revenue share of the production.

CUSTOMERS

Substantially all of the Company’s oil and gas is sold at the well head at posted or indexed prices under short-term contracts, as is customary in the industry. In Gabon, the Company sold oil under a contract with Mercuria Trading NV (“Mercuria”) which ran through calendar year 2011. For the 2012 calendar year, the Company will also sell its oil under a contract with Mercuria. While the loss of Mercuria as a buyer might have a material effect on the Company in the short term, management believes that the Company would be able to obtain other customers for its crude oil.

Domestic operated production in Texas is sold via two contracts, one for oil and one for gas/natural gas liquids. The Company has access to several alternative buyers for oil and gas sales domestically.

EMPLOYEES

As of December 31, 2011, the Company had 94 full-time employees and consultant contractors, 50 of whom were located in Gabon and 8 of whom were located in Angola. The Company is not yet subject to any collective bargaining agreements, although most of the national employees in Gabon are members of the NEOP (National Organization of Petroleum Workers) union. The Company and NEOP began negotiating a collective bargaining agreement in the first quarter of 2011 which has not been completed as of the end of 2011. The Company believes its relations with its employees are satisfactory.

COMPETITION

The oil and gas industry is highly competitive. Competition is particularly intense from other independent operators and from major oil and natural gas companies with respect to acquisitions of desirable oil and gas properties and contracting for drilling equipment. There is also competition for the hiring of experienced personnel. In addition, the drilling, producing, processing and marketing of oil and gas is affected by a number of factors beyond the control of the Company, including but not limited to shortages of drilling rigs, pipe and personnel, which may delay drilling, increase prices and have other adverse effects which cannot be accurately predicted.

The Company’s competition for acquisitions, exploration, development and production includes the major oil and gas companies in addition to numerous independent oil companies, individual proprietors, investors and others. Many of these competitors possess financial, technical and personnel resources substantially in excess of those available to the Company, giving those competitors an enhanced ability to evaluate and acquire desirable leases properties or prospects. The ability of the Company to generate reserves in the future will depend on its ability to select and acquire suitable producing properties and prospects for future drilling and exploration.

INSURANCE

In accordance with industry practice, the Company maintains insurance against some, but not all, of the operating risks to which its business is exposed. The Company currently has insurance policies that include coverage for general liability (includes sudden and accidental pollution), physical damage to its oil and gas properties, operational control of offshore wells, aviation, auto liability, marine liability, worker’s compensation and employer’s liability, among other things. At the depths and in the areas in which the Company operates, and in light of the vertical and horizontal drilling that it undertakes, the Company typically does not encounter high pressures or extreme drilling conditions.

Currently, the Company has Operator’s Extra Expense insurance coverage up to $100 million per occurrence, which includes damage to equipment and sudden and accidental environmental liability coverage. The Company’s insurance policies contain maximum policy limits and in most cases, deductibles (generally ranging from $100,000 to $1 million) that must be met prior to recovery. These insurance policies are subject to certain customary exclusions and limitations. In addition, the Company carries $75 million of general liability insurance to cover bodily injury, property damage and pollution affecting third parties arising from its operations.

The Company requires all of its third-party contractors to sign master service agreements in which they agree to indemnify the Company for injuries and deaths of the service provider’s employees as well as contractors and subcontractors hired by the service provider. Similarly, the Company generally agrees to indemnify each third-party contractor against claims made by the Company’s employees and other contractors. Additionally, each party generally is responsible for damage to its own property.

The third-party contractors that perform hydraulic fracturing operations for the Company sign the master service agreements containing the indemnification provisions noted above. The Company does not currently have any insurance policies in effect that are intended to provide coverage for losses solely related to hydraulic fracturing operations. However, the Company believes its general liability and excess liability insurance policies would cover third party claims related to hydraulic fracturing operations and associated legal expenses, in accordance with, and subject to, the terms of such policies.

The Company re-evaluates the purchase of insurance, coverage limits and deductibles annually. Future insurance coverage for the oil and gas industry could increase in cost and may include higher deductibles or retentions. In addition, some forms of insurance may become unavailable in the future or unavailable on terms that are economically acceptable. No assurance can be given that the Company will be able to maintain insurance in the future at rates that we consider reasonable and it may elect to self-insure or maintain only catastrophic coverage for certain risks in the future.

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

In the United States, environmental laws and regulations may require the acquisition of permits before drilling commences, the installation of pollution control equipment for our operations, special handling or disposal of materials used in our operations, or remedial measures to mitigate pollution from our operations or on the properties on which we operate. These laws and regulations may also restrict the types of substances used in our drilling operations which can be used or released into the environment or limit or prohibit drilling activities on certain lands such as wetlands or sensitive protected areas.

As a general matter, the oil and gas exploration and production industry has been the subject of increasing scrutiny and regulation by environmental authorities. The trend has been the enactment of new or more stringent requirements on the oil and gas industry. These changes result in increased operating costs, and additional changes could results in further increases in our costs for environmental compliance.

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

Although CERCLA generally exempts “petroleum” from the definition of Hazardous Substance, in the course of its operations, the Company has generated and will generate substances that may fall within CERCLA’s definition of Hazardous Substance and may have disposed of these substances at disposal sites owned and operated by others. The Company may also be the owner or operator of sites on which Hazardous Substances have been released. To its knowledge, neither the Company nor its predecessors have been designated as a PRP by the EPA under CERCLA; the Company also does not know of any prior owners or operators of its properties that are named as PRPs related to their ownership or operation of such properties. States such as Texas have comparable statutes which may cover substances (including petroleum) in addition to those covered under CERCLA. In the event contamination is discovered at a site on which the Company is or has been an owner or operator or to which the Company sent regulated substances, the Company could be liable for costs of investigation and remediation and natural resources damages.

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

Safe Drinking Water Act and Hydraulic Fracturing

Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. Hydraulic fracturing activities are typically regulated by state oil and gas commissions but not at the federal level, as the federal Safe Drinking Water Act expressly excludes regulation of these fracturing activities (except where diesel is a component of the fracturing fluid). Due to public concerns raised regarding potential impacts of hydraulic fracturing on groundwater quality, there have been recent developments at the federal and state levels that could result in regulation of hydraulic fracturing becoming more stringent and costly. The EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities, with interim results of the study anticipated to be available by late 2012 and final results anticipated in 2014. In addition, in December 2011, the EPA published an unrelated draft report concluding that hydraulic fracturing caused groundwater pollution in a natural gas field in Wyoming; this study remains subject to review and public comment.

In addition, a committee of the U.S. House of Representatives conducted an investigation of hydraulic fracturing practices. Moreover, legislation was introduced before Congress to provide for federal regulation of hydraulic fracturing by eliminating the current exemption in the Safe Drinking Water Act, and, further, to require disclosure of the chemicals used in the fracturing process. Also, some states have adopted, and other states are considering adopting, regulations that restrict hydraulic fracturing in certain circumstances or that require disclosure of the chemicals in the fracturing fluids. There are reports that the Bureau of Land Management is considering regulations on hydraulic fracturing activities on federal lands. It is not clear what form the regulations will take and what burdens may be imposed by these regulations.

Further, the EPA has announced an initiative under the Toxic Substances Control Act (“TSCA”) to develop regulations governing the disclosure and evaluation of hydraulic fracturing chemicals.

If new laws or regulations imposing significant restrictions or conditions on hydraulic fracturing activities are adopted in areas where the Company conducts business, the Company could incur substantial compliance costs and such requirements could adversely delay or restrict its ability to conduct fracturing activities on its assets.

National Environmental Policy Act

Oil and natural gas exploration and production activities on federal lands may be subject to the National Environmental Policy Act, or NEPA, which requires federal agencies, including the Department of Interior, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an Environmental Assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that may be made available for public review and comment. To the extent that our current exploration and production activities, as well as proposed exploration and development plans, on federal lands require governmental permits that are subject to the requirements of NEPA, this process has the potential to delay or impose additional conditions upon the development of oil and natural gas projects.

Endangered Species Act

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

Climate Change Legislation

More stringent laws and regulations relating to climate change and greenhouse gases (“GHGs”) may be adopted in the future and could cause us to incur material expenses in complying with them. The EPA has adopted rules under the Clean Air Act (“CAA”) for the permitting of GHG emissions from stationary sources under the Prevention of Significant Deterioration (“PSD”) and Title V permitting programs. The EPA has adopted a multi-tiered approach to this permitting, with the largest sources first subject to permitting. In addition, both houses of the United States Congress have considered legislation to reduce emissions of greenhouse gases without any ultimate resolution and many states have already taken legal measures to reduce GHG emissions, including, in a few locations, the consideration of a cap and trade program. Most of these cap and trade programs work by requiring major sources of emissions or major producers of fuels to acquire and surrender emission allowances. Depending on the regulatory reach of the EPA’s rules or new CAA legislation or implementing regulations restricting the emission of GHGs or state programs, the Company could incur significant costs to control its emissions and comply with regulatory requirements. In addition, in October 2009, the EPA adopted a mandatory GHG emissions reporting program which imposes reporting and monitoring requirements on various industries and in November 2010, expanded this GHG reporting rule to include onshore and offshore oil and natural gas production facilities and onshore oil and natural gas processing, transmission, storage and distribution facilities. The Company will incur costs to monitor, keep records of, and report emissions of GHGs. We do not believe that our compliance with applicable monitoring, recordkeeping and reporting requirements under the reporting rule as recently amended will have a material adverse effect on our results of operations or financial position.

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

Air Emissions

The Company’s operations are subject to local, state and federal regulations for the control of emissions from sources of air pollution. At the Federal level, the Clean Air Act is the primary statute governing air pollution. Federal and state laws require new and modified sources of air pollutants to obtain permits prior to commencing construction. Major sources of air pollutants are subject to more stringent, federally imposed requirements including additional permits. Federal and state laws designed to control hazardous (or toxic) air pollutants might require installation of additional controls. Administrative enforcement actions for failure to comply with air pollution regulations or permits are generally resolved by payment of monetary fines and correction of any identified deficiencies. Alternatively, regulatory agencies could bring lawsuits for civil penalties or require the Company to forego construction, modification or operation of certain air emission sources.

On July 28, 2011, the EPA proposed a rule to subject oil and gas operations to regulation under the New Source Performance Standards (NSPS) and National Emission Standards for Hazardous Air Pollutants (NESHAP) programs under the Clean Air Act, and to impose new and amended requirements under both programs. Under the proposal, the EPA would, among other things, amend standards applicable to natural gas processing plants and would expand the NSPS to include all oil and gas operations, imposing requirements on those operations. The EPA is also proposing NSPS standards for completions of hydraulically fracturing gas wells. The proposed standards include the reduced emission completion techniques. The NESHAPS proposal includes maximum achievable control technology (MACT) standards for certain glycol dehydrators and storage vessels, and revises applicability provisions, alternative test protocols and the availability of the startup, shutdown and maintenance exemption. The EPA is under a court order to finalize the rules, with the current deadline of April 3, 2012. Should these rules become final and applicable to our operations, they could result in increased operating and compliance costs, increased regulatory burdens and delays in our operations.

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

Hydraulic Fracturing

All of the acreage and undeveloped reserves within the Granite Wash formation are subject to hydraulic fracturing. The hydraulic fracturing process is integral to our overall drilling and completion costs in the Granite Wash formation and represents approximately 40% of the total drilling/completion costs per well.

The Company diligently reviews best practices and industry standards, and complies with all regulatory requirements in the protection of these potable water sources. Protective practices include, but are not limited to, setting multiple strings of protection pipe across the potable water sources and cementing these pipes from setting depth to surface, continuously monitoring the hydraulic fracturing process in real time, and disposing of all non-commercially produced fluids in certified disposal wells at depths below the potable water sources.

Based on current drilling techniques, a typical fracturing procedure for a well in the Granite Wash formation uses approximately 5.0 million gallons of fluid, 4.9 million gallons of which is fresh water, and approximately 0.1 million gallons-equivalent of sand. By volume, fresh water makes up nearly 98% of the total fracturing fluid. Less than 1% of the remaining fluid is comprised of chemicals that are found in household or consumer products.

In compliance with the law enacted in Texas in June 2011 and regulations adopted in December 2011, the Company will disclose hydraulic fracturing data to the Ground Water Protection Council and the Interstate Oil and Gas Compact Commission chemical registry. This disclosure is required for each chemical ingredient that is subject to the requirements of OSHA regulations, as well as the total volume of water used in the hydraulic fracturing treatment. A copy of the completed form will be submitted to the Railroad Commission of Texas with the completion report for the well. Additionally, a list of all other chemical ingredients not required by the registry will also be provided to the Railroad Commission for disclosure on a publicly accessible website.

There have not been any incidents, citations or suits related to the Company’s hydraulic fracturing activities involving environmental concerns.

FORWARD-LOOKING STATEMENTS

This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created by those laws. The Company has based these forward-looking statements on its current expectations and projections about future events. These forward-looking statements include information about possible or assumed future results of the Company’s operations. All statements, other than statements of historical facts, included in this Report that address activities, events or developments that the Company expects or anticipates may occur in the future, including without limitation, statements regarding the Company’s financial position, operating performance and results, reserve quantities and net present values, market prices, business strategy, derivative activities, the amount and nature of capital expenditures, plans and objectives of the Company’s management for future operations are forward-looking statements. When the Company uses words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “forecast,” “outlook,” “aim,” “will,” “could,” “should,” “may,” “likely,” “plan,” “probably” or similar expressions, the Company is making forward-looking statements. Many risks and uncertainties that could affect the Company’s future results and could cause results to differ materially from those expressed in the Company’s forward-looking statements include, but are not limited to:

•	the volatility of oil and natural gas prices;

•	the uncertainty of estimates of oil and natural gas reserves;

•	the impact of competition;

•	the availability and cost of seismic, drilling and other equipment;

•	operating hazards inherent in the exploration for and production of oil and natural gas;

•	difficulties encountered during the exploration for and production of oil and natural gas;

•	difficulties encountered in delivering oil to commercial markets;

•	discovery, acquisition, development and replacement of oil and gas reserves;

•	timing and amount of future production of oil and gas;

•	hedging decisions, including whether or not to enter into derivative financial instruments;

•	our ability to effectively integrate companies and properties that we acquire;

•	general economic conditions, including any future economic downturn, disruption in financial markets and the availability of credit;

•	changes in customer demand and producers’ supply;

•	future capital requirements and the Company’s ability to attract capital;

•	currency exchange rates;

•	actions by the governments and events occurring in the countries in which we operate;

•	actions by our venture partners;

•	compliance with, or the effect of changes in, governmental regulations regarding the Company’s exploration and production, including those related to climate change;

•	actions of operators of the Company’s oil and gas properties; and

•	weather conditions.

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

The Etame field consisting of five producing wells, the Avouma and South Tchibala fields consisting of one well and two wells, respectively, and the Ebouri field with three producing wells constituted almost 98% of our total production for the year ended December 31, 2011. In addition, at December 31, 2011, 94% of our total net proved reserves were attributable to these fields. If mechanical problems, storms or other events curtailed a substantial portion of this production, or if the actual reserves associated with this producing property are less than our estimated reserves, our results of operations and financial condition could be materially adversely affected.

Our results of operations and financial condition could be adversely affected by changes in currency exchange rates.

Our results of operations and financial condition are affected by currency exchange rates. While oil sales are denominated in U.S. dollars, portions of our operating costs in Gabon are denominated in the local currency. A weakening U.S. dollar will have the effect of increasing operating costs while a strengthening U.S. dollar will have the effect of reducing operating costs. The Gabon local currency is tied to the Euro. The exchange rate between the Euro and the U.S. dollar has fluctuated widely in response to international political conditions, general economic conditions, the European sovereign debt crisis and other factors beyond our control.

A decrease in oil and gas prices may adversely affect our results of operations and financial condition.

Our revenues, cash flow, profitability and future rate of growth are substantially dependent upon prevailing prices for oil and gas. Our ability to borrow funds and to obtain additional capital on attractive terms is also substantially dependent on oil and gas prices. Historically, world-wide oil and gas prices and markets have been volatile, and may continue to be volatile in the future. The average price for crude we sold in 2011 was $111.93 per barrel compared to $78.38 per barrel in 2010, and $59.54 per barrel in 2009.

Prices for oil and gas are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond our control. These factors include international political conditions, including recent uprisings and political unrest in the Middle East and Africa, the European sovereign debt crisis, the domestic and foreign supply of oil and gas, the level of consumer demand, weather conditions, domestic and foreign governmental regulations, the price and availability of alternative fuels, the health of international economic and credit markets, and general economic conditions. In addition, various factors, including the effect of federal, state and foreign regulation of production and transportation, general economic conditions, changes in supply due to drilling by other producers and changes in demand may adversely affect our ability to market our oil and gas production. Any significant decline in the price of oil or gas would adversely affect our revenues, operating income, cash flows and borrowing capacity and may require a reduction in the carrying value of our oil and gas properties and our planned level of capital expenditures.

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

Our future success depends upon our ability to find, develop or acquire additional oil and gas reserves that are economically recoverable. Except to the extent that we conduct successful exploration or development activities or acquire properties containing proved reserves, our estimated net proved reserves will generally decline as reserves are produced. There can be no assurance that our planned development and exploration projects and acquisition activities will result in significant additional reserves or that we will have continuing success drilling productive wells at economic finding costs. The drilling of oil and gas wells involves a high degree of risk, especially the risk of dry holes or of wells that are not sufficiently productive to provide an economic return on the capital expended to drill the wells. In addition, our drilling operations may be curtailed, delayed or canceled as a result of numerous factors, including title problems, weather conditions, political instability, availability of capital, economic/currency imbalances, compliance with governmental requirements, receipt of additional seismic data or the reprocessing of existing data, material changes in oil or gas prices, prolonged periods of historically low oil and gas prices, failure of wells drilled in similar formations or delays in the delivery of equipment and availability of drilling rigs. With the exception of our property acquired in the Granite Wash formation in North Texas in late 2010 and early 2011, and our properties acquired in the Middle Bakken and deeper formations in Montana in 2011, our current domestic oil and gas producing properties are operated by third parties and, as a result, we have limited control over the nature and timing of exploration and development of such properties or the manner in which operations are conducted on such properties.

Substantial capital, which may not be available to us in the future, is required to replace and grow reserves.

We make, and will continue to make, substantial capital expenditures for the acquisition, exploitation, development, exploration and production of oil and gas reserves. Historically, we have financed these expenditures primarily with cash flow from operations, debt, asset sales, and private sales of equity. During 2011, we participated, and in 2012 we expect to continue to participate, in the further exploration and development projects on our international properties. In Gabon and Angola, we are the operator of the blocks and are thus responsible for contracting on behalf of all the remaining parties participating in the project. We rely on the timely payment of cash calls by our partners to pay for the 69.65% share of the Etame budget. Assuming a replacement partner is obtained and at the same working interest as the former partner, we will rely on the timely payment of cash calls by such partner to pay for the 50% share of the Angola Block 5 budget.

We also expect to continue exploration and development on our Bakken acreage and Granite Wash properties in the U.S. However, if lower oil and gas prices, operating difficulties or declines in reserves result in our revenues being less than expected or limit our ability to borrow funds, or our partners fail to pay their share of project costs, we may have a limited ability, particularly in the current economic environment, to expend the capital necessary to undertake or complete future drilling programs. We cannot assure you that additional debt or equity financing or cash generated by operations will be available to meet these requirements.

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

As part of our exploration and development operations, we have expanded, and expect to further expand, the application of horizontal drilling and multi-stage hydraulic fracture stimulation techniques. The utilization of these techniques requires substantially greater capital expenditures as compared to the drilling of a vertical well. The incremental capital expenditures are the result of additional hydraulic fracture stages in horizontal wellbores.

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

There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves, including many factors beyond our control. Reserve engineering is a subjective process of estimating the underground accumulations of oil and gas that cannot be measured in an exact manner. The estimates included in this document are based on various assumptions required by the SEC, including unescalated prices and costs and capital expenditures subsequent to December 31, 2011, and, therefore, are inherently imprecise indications of future net revenues. Actual future production, revenues, taxes, operating expenses, development expenditures and quantities of recoverable oil and gas reserves may vary substantially from those assumed in the estimates. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves incorporated by reference in this document. In addition, our reserves may be subject to downward or upward revision based upon production history, results of future development, availability of funds to acquire additional reserves, prevailing oil and gas prices and other factors. Moreover, the calculation of the estimated present value of the future net revenue using a 10% discount rate as required by the SEC is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with our reserves or the oil and gas industry in general. It is also possible that reserve engineers may make different estimates of reserves and future net revenues based on the same available data.

The estimated future net revenues attributable to our net proved reserves are prepared in accordance with current SEC guidelines, and are not intended to reflect the fair market value of our reserves. In accordance with the rules of the SEC, our reserve estimates are prepared using an average of beginning of month prices received for oil and gas for the preceding twelve months. Future reductions in prices below the average calculated for 2011 would result in the estimated quantities and present values of our reserves being reduced.

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

Almost all of our proven reserves are located offshore of the Republic of Gabon. As of December 31, 2011, we carried a gross investment of approximately $187.2 million including leasehold and asset retirement obligations on our balance sheet associated with the Etame, Avouma, South Tchibala and Ebouri fields in Gabon. We have operated in Gabon since 1995 and believe we have good relations with the current Gabonese government. However, there can be no assurance that present or future administrations or governmental regulations in Gabon will not materially adversely affect our operations or cash flows.

A third time extension for the drilling of two exploration wells in Angola may be necessary to prevent the loss of our investment in that country.

Due to financial non-performance of the venture partner assigned by the government of Angola, our plans to drill the two obligatory wells have been delayed. A government decree effective December 1, 2010 removed the former partner from the production sharing agreement and provided us with a one year extension through the end of November 2011, which has subsequently been extended through the end of November 2012. We continue to work with the government of Angola to secure a replacement partner. After a new partner is obtained, another time extension may be required if reasonable time to drill the two commitment wells does not exist. We can give no assurances that another time extension, if necessary, will be granted. If the government of Angola were to deny a further time extension, the Company may be required to impair its leasehold costs and other investments with a carrying value of $11.0 million as of December 31, 2011. The Company may also have to make a $10.0 million payment for failing to drill the two exploration commitment wells.

Competitive industry conditions may negatively affect our ability to conduct operations.

We operate in the highly competitive areas of oil exploration, development and production. We compete with, and may be outbid by, competitors in our attempts to acquire exploration and production rights in oil and gas properties. These properties include exploration prospects as well as properties with proved reserves. There is also competition for contracting for drilling equipment and the hiring of experienced personnel. Factors that affect our ability to compete in the marketplace include:

•	our access to the capital necessary to drill wells and acquire properties;

•	our ability to acquire and analyze seismic, geological and other information relating to a property;

•	our ability to retain and hire the personnel necessary to properly evaluate seismic and other information relating to a property;

•	our ability to hire experienced personnel, especially for our accounting, financial reporting, tax and land departments;

•	the location of, and our ability to access, platforms, pipelines and other facilities used to produce and transport oil and gas production; and

•	the standards we establish for the minimum projected return on an investment of our capital.

Our competitors include major integrated oil companies and substantial independent energy companies, many of which possess greater financial, technological, personnel and other resources than we do. These companies may be able to pay more for oil and natural gas properties, evaluate, bid for and purchase a greater number of properties than our financial or human resources permit, and be better able than we are to continue drilling during periods of low oil and gas prices, to contract for drilling equipment and to secure trained personnel. Our competitors may also use superior technology which we may be unable to afford or which would require costly investment by us in order to compete.

The distressed financial conditions of customers could have an adverse impact on us in the event these customers are unable to pay us for the products or services we provide.

Some of our customers may experience, in the future, severe financial problems that have had or may have a significant impact on their creditworthiness. We cannot provide assurance that one or more of our financially distressed customers will not default on their obligations to us or that such a default or defaults will not have a material adverse effect on our business, financial position, future results of operations or future cash flows. Furthermore, the bankruptcy of one or more of our customers, or some other similar proceeding or liquidity constraint, might make it unlikely that we would be able to collect all or a significant portion of amounts owed by the distressed entity or entities. In addition, such events might force such customers to reduce or curtail their future use of our products and services, which could have a material adverse effect on our results of operations and financial condition.

We may be unable to integrate successfully the operations of any acquisitions with our operations and we may not realize all the anticipated benefits of the recent acquisitions or any future acquisition.

Failure to successfully assimilate any acquisitions could adversely affect our financial condition and results of operations.

Acquisitions involve numerous risks, including:

•	operating a significantly larger combined organization and adding operations;

•	difficulties in the assimilation of the assets and operations of the acquired business, especially if the assets acquired are in a new business segment or geographic area;

•	the risk that oil and natural gas reserves acquired may not be of the anticipated magnitude or may not be developed as anticipated;

•	the loss of significant key employees from the acquired business;

•	the diversion of management’s attention from other business concerns;

•	the failure to realize expected profitability or growth;

•	the failure to realize expected synergies and cost savings;

•	coordinating geographically disparate organizations, systems and facilities; and

•	coordinating or consolidating corporate and administrative functions.

Further, unexpected costs and challenges may arise whenever businesses with different operations or management are combined, and we may experience unanticipated delays in realizing the benefits of an acquisition. If we consummate any future acquisition, our capitalization and results of operation may change significantly, and you may not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in evaluating future acquisitions.

Properties that we buy may not produce as projected and we may be unable to determine reserve potential, identify liabilities associated with the properties or obtain protection from sellers against such liabilities, which could result in material liabilities and adversely affect our financial condition.

One of our growth strategies is to capitalize on opportunistic acquisitions of oil and gas reserves. Any future acquisition will require an assessment of recoverable reserves, title, future oil and gas prices, operating costs, potential environmental hazards, potential tax and ERISA liabilities, and other liabilities and similar factors. Ordinarily, our review efforts are focused on the higher valued properties and are inherently incomplete because it generally is not feasible to review in depth every individual property involved in each acquisition. Even a detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to assess fully their deficiencies and potential. Inspections may not always be performed on every well, and potential problems, such as ground water contamination and other environmental conditions and deficiencies in the mechanical integrity of equipment are not necessarily observable even when an inspection is undertaken. Any unidentified problems could result in material liabilities and costs that negatively impact our financial condition.

Additional potential risks related to acquisitions include, among other things:

•	incorrect assumptions regarding the future prices of oil and gas or the future operating or development costs of properties acquired;

•	incorrect estimates of the oil and gas reserves attributable to a property we acquire;

•	an inability to integrate successfully the businesses we acquire;

•	the assumption of liabilities;

•	limitations on rights to indemnity from the seller;

•	the diversion of management’s attention from other business concerns; and

•	losses of key employees at the acquired businesses.

If we consummate any future acquisitions, our capitalization and results of operations may change significantly.

Compliance with environmental and other government regulations could be costly and could negatively impact production.

The laws and regulations of the United States, Gabon, Angola and Great Britain regulate our current business. Our operations could result in liability for personal injuries, property damage, natural resource damages, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages. Failure to comply with environmental laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties and the issuance of orders enjoining operations. In addition, we could be liable for environmental damages caused by, among others, previous property owners or operators. We could also be affected by more stringent laws and regulations adopted in the future, including any related to climate change and greenhouse gases and use of fracking fluids, resulting in increased operating costs. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could have a material adverse effect on our financial condition, results of operations and liquidity. Additionally, more stringent GHG regulation could impact demand for oil and gas.

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

Significant physical effects of climatic change have the potential to damage our facilities, disrupt our production activities and cause us to incur significant costs in preparing for or responding to those effects.

In an interpretative guidance on climate change disclosures, the SEC indicates that climate change could have an effect on the severity of weather (including hurricanes and floods), sea levels, the arability of farmland, and water availability and quality. If such effects were to occur, our exploration and production operations have the potential to be adversely affected. Potential adverse effects could include damages to our facilities from powerful winds or rising waters in low-lying areas, disruption of our production activities either because of climate-related damages to our facilities in our costs of operation potentially arising from such climatic effects, less efficient or non-routine operating practices necessitated by climate effects or increased costs for insurance coverages in the aftermath of such effects. Significant physical effects of climate change could also have an indirect affect on our financing and operations by disrupting the transportation or process-related services provided by midstream companies, service companies or suppliers with whom we have a business relationship. We may not be able to recover through insurance some or any of the damages, losses or costs that may result from potential physical effects of climate change. In addition, our hydraulic fracturing operations require large amounts of water. Should climate change or other drought conditions occur, our ability to obtain water in sufficient quality and quantity could be impacted and in turn, our ability to perform hydraulic fracturing operations could be restricted or made more costly.

Our sales of oil and natural gas are affected by the availability, terms and cost of pipeline transportation.

The price and terms for access to pipeline transportation remain subject to extensive federal and state regulation. If these regulations change, we could face higher transmission costs for our production and, possibly, reduced access to transmission capacity.

Various proposals and proceedings that might affect the petroleum industry are pending before Congress, the Federal Energy Regulatory Commission, or FERC, various state legislatures, and the courts. The industry historically has been heavily regulated and we can offer you no assurance that the less stringent regulatory approach recently pursued by the FERC and Congress will continue nor can we predict what effect such proposals or proceedings may have on our operations.

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

We may reduce our exposure to the volatility of oil and gas prices by hedging a portion of our production. Hedging also prevents us from receiving the full advantage of increases in oil or gas prices above the maximum fixed amount specified in the hedge agreement. Conversely, hedging may limit our ability to realize cash flows from commodity price increases. In a typical hedge transaction, we have the right to receive from the hedge counterparty the excess of the maximum fixed price specified in the hedge agreement over a floating price based on a market index, multiplied by the quantity hedged. If the floating price exceeds the maximum fixed price, we must pay the counterparty this difference multiplied by the quantity hedged even if we had insufficient production to cover the quantities specified in the hedge agreement. Accordingly, if we have less production than we have hedged when the floating price exceeds the fixed price, we must make payments against which there are no offsetting sales of production. If these payments become too large, the remainder of our business may be adversely affected.

In addition, hedging agreements expose us to risk of financial loss if the counterparty to a hedging contract defaults on its contract obligations. This risk of counterparty performance is of particular concern given the disruptions that occurred in the financial markets that lead to sudden changes in a counterparty’s liquidity and hence their ability to perform under the hedging contract.

The adoption of derivatives legislation by the U.S. Congress could have an adverse effect on the Company’s ability to use derivative instruments to reduce the effect of commodity price, interest rate, and other risks associated with its business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (HR 4173), signed into law in 2010, establishes, among other provisions, federal oversight and regulation of the over-the-counter derivatives market and entities, such as the Company, that participate in that market. The new legislation required the Commodities Futures Trading Commission (CFTC) and the Securities and Exchange Commission (SEC) to promulgate rules and regulations implementing the new legislation within 360 days from the date of enactment. In July 2011, the CFTC granted temporary exemptive relief from certain swap regulation provisions of the legislation until December 21, 2011, or until the agency finalized the corresponding rules. In December 2011, the CFTC extended the potential latest expiration date of the exemptive relief to July 16, 2012. In its rulemaking under the new legislation, the CFTC has issued a final rule on position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. Certain bona fide hedging transactions or positions are exempt from these position limits. It is not possible at this time to predict when the CFTC will finalize other regulations, including critical rulemaking on the definition of “swap”, “swap dealer” and “major swap participant.” Depending on our classification, the financial reform legislation may require us to comply with margin requirements and with certain clearing and trade-execution requirements in connection with our derivative activities. The financial reform legislation may also require the counterparties to derivative instruments to spin off some of their derivatives activities to separate entities, which may not be as creditworthy as the current counterparties. The new legislation and any new regulations could significantly increase the cost of derivative contracts (including through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts and reduce the availability of derivatives to protect against risks we encounter. Finally, the legislation was intended, in part, to reduce the volatility of oil and natural-gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the legislation and regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Certain U.S. federal income tax preferences currently available with respect to oil and natural gas production may be eliminated as a result of future legislation.

In recent years, the Obama administration’s budget proposals and other proposed legislation have included the elimination of certain key U.S. federal income tax incentives currently available to oil and gas exploration and production. If enacted into law, these proposals would eliminate certain tax preferences applicable to taxpayers engaged in the exploration or production of natural resources. These changes include, but are not limited to (i) the repeal of the percentage depletion allowance for oil and gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for U.S. production activities and (iv) the increase in the amortization period from two years to seven years for geophysical costs paid or incurred in connection with the exploration for or development of, oil and gas within the United States. It is unclear whether any such changes will be enacted or how soon any such changes would become effective. The passage of any legislation as a result of these proposals or any other similar changes in U.S. federal income tax laws could negatively affect the Company’s financial condition and results of operations.

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

Effective January 2011, we sell all of our crude oil production in Gabon to Mercuria and the contract with Mercuria has been extended for calendar year 2012. The loss of Mercuria as a purchaser of our Gabon production could force the shut in of our Gabon production until the purchaser is replaced, and could have a material adverse effect on our results of operations.

Federal legislation and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.

Hydraulic fracturing is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas commissions but is not subject to regulation at the federal level (except for fracturing activity involving the use of diesel). The EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities, with results of the study anticipated to be available by late 2012, and final results anticipated in 2014. In addition, in December 2011, the EPA published an unrelated draft report concluding that hydraulic fracturing caused groundwater pollution in a natural gas field in Wyoming; this study remains subject to review and public comment. A committee of the U.S. House of Representatives is also conducting an investigation of hydraulic fracturing practices. Legislation was introduced before Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. In addition, some states have adopted, and other states are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances. For example, New York has imposed a de facto moratorium on the issuance of permits for high-volume, horizontal hydraulic fracturing until state-administered environmental studies are finalized. Further, Pennsylvania has adopted a variety of regulations limiting how and where fracturing can be performed. Any other new laws or regulations that significantly restrict hydraulic fracturing could make it more difficult or costly for us to perform hydraulic fracturing activities and thereby affect the determination of whether a well is commercially viable. Further, the EPA has announced an initiative under TSCA to develop regulations governing the disclosure and evaluation of hydraulic fracturing chemicals. In addition, if hydraulic fracturing is regulated at the federal level, our fracturing activities could become subject to additional permit requirements or operational restrictions and also to associated permitting delays and potential increases in costs. Such federal or state legislation could require the disclosure of chemical constituents used in the fracturing process to state or federal regulatory authorities who could then make such information publicly available. In addition, restrictions on hydraulic fracturing could reduce the amount of oil and natural gas that we are ultimately able to produce in commercial quantities.

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

Offshore Gabon- Etame Marin block

VAALCO has an interest in an approximately 759,000 gross acre offshore block in Gabon, the Etame Marin block, where it signed a production sharing contract in 1995. The block contains the Etame, Avouma, South Tchibala and Ebouri fields, all of which are in production, the Southeast Etame area where development plans are being made for this 2010 discovery, and the North Tchibala discovery for which there are no development plans at this time. These fields and discoveries consist of subsalt reservoirs that lie 20 miles offshore in approximately 250 feet of water depth.

VAALCO operates the Etame Marin block on behalf of a consortium of companies. At December 31, 2011, VAALCO owned a 30.35% interest in the exploration acreage within the Etame Marin block. The Company owns a 28.1% interest in the development areas in and surrounding the Etame, Avouma, South Tchibala and Ebouri fields. The development areas were subject to a 7.5% back-in by the Government of Gabon, which occurred for these fields after their successful development.

The Etame Marin block consortium approved the development of the Etame field in 2001. An application for commerciality was filed with the government of Gabon, and in November 2001 the consortium was awarded an approximately 12,000 gross acre exploitation area surrounding the field. The exploitation area has a term of 20 years (through 2021).

The Etame field has been developed at an aggregate cost of approximately $194.9 million ($52.9 million net to the Company). The development included drilling and completing subsea wells connected to a contracted floating production, storage and offloading vessel (“FPSO”). A successful development well was drilled in 2010 in this field. There are currently five wells producing in the Etame field.

During 2011, plans to build a third platform to be located in the Etame field were advanced resulting in the contracting for detailed engineering specifications in early 2012. This platform would allow the Company to drill multiple wells in the Etame field. A possible fourth platform continues to be evaluated by the Company and its block partners to develop the 2010 discovery in the Southeast Etame area as part of future development plans for the Etame Marin block.

In April 2005, a development plan for the joint development of the Avouma and South Tchibala fields was approved by the Gabon government. The Company was awarded an approximately 13,000 gross acre exploitation area which has a term of 20 years (until 2025). In 2006, the Company installed a platform in approximately 250 feet of water and drilled two development wells from the platform, one into each field. In 2010, a second development well in the South Tchibala field was drilled and successfully completed. The three development wells are tied back to the FPSO via a ten mile pipeline. Through December 31, 2011, the cost of developing the Avouma and South Tchibala fields was approximately $146.1 million ($43.2 million net to the Company).

The Company drilled the Ebouri discovery well to total depth in January 2004. In October 2006, the Gabon government approved the development plan for the Ebouri field and the Company was awarded an approximately 3,700 gross acre exploitation area which has a term of 20 years (until 2026). A platform was installed in July 2008, approximately seven miles from the FPSO and is tied back to the FPSO via a pipeline as was done for the Avouma and South Tchibala fields. The cost of developing the Ebouri field as of December 31, 2011 totaled approximately $188.1 million ($59.0 million net to the Company). The first development well began production in January 2009 and the second development well began producing crude oil in April 2009. A third development well began production in May 2010.

The Company has sold a total of 63.9 million gross bbls (15.2 million net bbls) from the fields within the Etame Marin block since startup in 2002 through December 31, 2011. During 2011, the Etame, Avouma, South Tchibala and Ebouri fields sold approximately 7.8 million gross bbls (1.9 million net bbls).

The Company negotiated an extension of the exploration permit on this block to 2014. The terms of the extension include an additional exploration well, bringing the total required under the permit to two exploration wells, and to acquire additional 3-D seismic data, which was acquired in 2011. One of the two commitment exploration wells has been met with the drilling of the Omangou prospect, an unsuccessful effort, in 2010.

Onshore Gabon—Mutamba Iroru block

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

In 2010, in conjunction with executing a farm-out agreement with Total Gabon, the exploration period was extended until May 2012. This extension requires the Company to reprocess 400 kilometers of 2-D seismic data and drill one exploration well. In return for funding 75% of the work commitment (seismic reprocessing and exploration well costs), Total Gabon will receive a 50% interest on the permit. The seismic reprocessing began in the first quarter of 2011 and was substantially completed by the end of 2011. The exploration well is expected to be drilled in mid-2012. An application for a further exploration period extension is expected to be made in the first quarter of 2012. However, the Company can provide no assurances that such a request will be granted.

Offshore Angola—Block 5

In November 2006, the Company signed a production sharing contract for Block 5 offshore Angola. The four year primary term with an optional three year extension awards the Company exploration rights to 1.4 million gross acres offshore central Angola. The Company’s working interest is 40%. Additionally, the Company is required to carry the Angolan national oil company, Sonangol P&P, for 10% of the work program. During the first four years of the contract the Company was required to acquire and process 1,000 square kilometers of 3-D seismic data, drill two exploration wells and expend a minimum of $29.5 million ($14.8 million net to the Company). The Company fulfilled its seismic obligation when it acquired 1,175 square kilometers of 3-D seismic data at a cost of $7.5 million ($3.75 million net to the Company) in January 2007 and 524 square kilometers of 3-D seismic data during the fourth quarter of 2008 at a cost of $6.0 million ($3.0 million net to the Company).

The government-assigned working interest partner was delinquent paying their share of the costs several times in 2009 and consequently was placed in a default position. By a governmental decree dated December 1, 2010, the former partner was removed from the production sharing contract, and a one year time extension was granted for drilling the two exploration commitment wells. Following the decree, the Company and the government of Angola have been working together to obtain a replacement partner. Options to amend the two-well commitment are also being discussed with the Angolan government. Because of the uncertainty surrounding the outcome of the discussions with the Angolan government, the Company recorded a full allowance of $4.4 million in 2011 against the accounts receivable from partners for the amounts owed to the Company above its 40% working interest plus the 10% carried interest. In early 2012, the Angolan government granted a further one year extension for drilling the two exploration commitment wells in accordance with the production sharing contract.

Due to the timing uncertainty of obtaining a replacement partner and the outcome of discussions regarding modifying the drilling well commitments required by the production sharing contract, a time extension may be necessary beyond the current expiration date of November 30, 2012. The Company can provide no assurances that such an extension will be granted, if necessary. If the government of Angola were to deny a request for a further time extension, the Company may be required to impair its leasehold costs and other investments totaling $11.0 million as of December 31, 2011. The Company may also have to make a $10.0 million payment for failing to drill the two exploration commitment wells.

Onshore Domestic—Texas

The Company acquired a 640 acre lease in the Granite Wash formation in North Texas in December 2010 and a 480 acre lease in the same formation in July 2011. The first well on the initial acreage began production in August 2011, although mechanical problems with the well exist and the Company recorded an impairment on the well in the fourth quarter of 2011. The Company produced 3,656 bbls of oil and 255 MMcf of gas net to the Company from this well in 2011. In November 2011, the Company commenced drilling a second well. The well landed in the objective reservoir in February 2012. Subject to successful fracking in March 2012, we expect production to begin soon thereafter. Total capital expenditures for the well are expected to be $14.0 million, of which $4.0 million was incurred in 2011.

Onshore Domestic—Montana

In May 2011, the Company acquired a 70% working interest in approximately 5,200 gross acres (3,640 net acres) in Sheridan County, Montana in the Middle Bakken formation. The Company plans to drill two wells on this acreage in 2012.

In September 2011, the Company acquired a 65% working interest in approximately 22,000 gross acres (14,300 net acres) covering the Middle Bakken and deeper formations in the East Poplar unit and the Northwest Poplar field in Roosevelt County, Montana. A vertical exploration well was spudded in December 2011 to evaluate the formations. An additional two wells are expected to be drilled on this property in 2012.

Domestic—Outside Operated

The Company has minor interests in Brazos County, Texas producing from the Buda/Georgetown formations. The Company also owns certain minor non-operated interests in the Ship Shoal area of the Gulf of Mexico and in Pickens County, Alabama. During 2011, these wells produced approximately 330 bbls of oil and 29 million cubic feet of gas net to the Company. No significant activity was undertaken on these properties in 2011 and no capital expenditures are anticipated in 2012 for these properties.

Aggregate Production

Aggregate production data (net to the Company) for all of the Company’s operations for the years 2011, 2010, and 2009 are shown below.

Company Owned Production

	Year Ended December 31,
	2011			2010			2009
	BOE	Bbl	Mcf	BOE	Bbl	Mcf	BOE	Bbl	Mcf
Average daily production
(Oil in BOPD, gas in MCFD)
Etame, Gabon	2,198	2,198	—	1,755	1,755	—	2,079	2,079	—
Avouma/S.Tchibala, Gabon	1,368	1,368	—	1,481	1,481	—	1,948	1,948	—
Ebouri, Gabon	1,542	1,542	—	1,460	1,460	—	1,275	1,275	—
Hefley, USA(1)	113	10	619	—	—	—	—	—	—
Other USA properties	14	1	80	9	2	38	5	2	16

Total daily production	5,235	5,119	699	4,705	4,698	38	5,307	5,304	16

Average Sales Price ($/unit)	110.12	111.92	5.23	78.31	78.39	4.79	59.52	59.54	4.79
Production Cost ($/unit)(2)	13.99	13.99	2.33	12.88	12.88	2.15	11.35	11.35	1.89

(1)	The Hefley field is the first of the two Granite Wash formation leases acquired by the Company in North Texas

(2)	Production cost in $/unit is the ratio of the company’s production cost over units of production

RESERVE INFORMATION

The table below sets forth the Company’s estimated net proved reserves for the years ended December 31, 2011, 2010 and 2009 as prepared by Netherland, Sewell & Associates, Inc., independent petroleum engineers. There have been no estimates of total proved net oil or gas reserves filed with or included in reports to any federal authority or agency other than the SEC since the beginning of the last fiscal year. The reserves are located in Gabon (offshore) and in Texas and Louisiana (onshore and offshore). Reserves estimated by our independent engineers at December 31, 2011, 2010, and 2009 reflect oil and natural gas spot prices based on the average prices during the 12-month period before the ending date of the period covered by this report determined as an unweighted, arithmetic average of the first-day-of-the-month price for each month within such period.

	As of December 31,
	2011	2010	2009
Crude Oil
Proved Developed Reserves (MBbls)
United States	19	4	4
International	3,835	5,025	4,791

Total Proved Developed Reserves (MBbls)	3,854	5,029	4,795

Proved Undeveloped Reserves (MBbls)
United States	17	—	—
International	2,177	1,894	2,568

Total Proved Undeveloped Reserves (MBbls)	2,194	1,894	2,568

Total Proved Reserves (MBbls)
United States	36	4	4
International	6,012	6,918	7,359

Total Proved Reserves (MBbls)	6,048	6,922	7,363

Natural Gas
Proved Developed Reserves (MMcf)
United States	856	23	23
International	—	—	—

Total Proved Developed Reserves (MMcf)	856	23	23

Proved Undeveloped Reserves (MMcf)
United States	1,069	—	—
International	—	—	—

Total Proved Undeveloped Reserves (MMcf)	1,069	—	—

Total Proved Reserves (MMcf)
United States	1,925	23	23
International	—	—	—

Total Proved Reserves (MMcf)	1,925	23	23

Standardized measure of proved reserves (in thousands)	$166,187	$124,824	$102,518

Proved Undeveloped Reserves

The Company annually reviews all proved undeveloped reserves (“PUDs”) to ensure an appropriate plan for development exists. Generally, the Company’s PUDs are converted to proved developed reserves within five years of the date they are first booked as PUDs. The Company had 2,194 MBbls and 1,069 MMcf of PUDs at December 31, 2011, compared with 1,894 MBbls of PUDs at December 31, 2010. The Company did not convert any PUD’s to proved developed reserves in 2011.

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

The Company’s controls over reserve estimates included retaining Netherland, Sewell & Associates, Inc. (“NSAI”) as our independent petroleum and geological firm. The Company provided information about the Company’s oil and gas properties, including production profiles, prices and costs, to NSAI and they prepare their own estimates of the reserves attributable to our properties. All of the information regarding reserves in this annual report is derived from the report of NSAI. The report of NSAI is included as an exhibit to this Report.

The reserves estimates shown herein have been independently evaluated by NSAI, a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699. Within NSAI, the technical persons primarily responsible for preparing the estimates set forth in the NSAI reserves report incorporated herein are Mr. Derek Newton and Mr. Pat Higgs. Mr. Newton has been practicing consulting petroleum engineering at NSAI since 1997. Mr. Newton is a Licensed Professional Engineer in the State of Texas (No. 97689) and has over 26 years of practical experience in petroleum engineering, with over 14 years experience in the estimation and evaluation of reserves. He graduated from University College, Cardiff, Wales, in 1983 with a Bachelor of Science Degree in Mechanical Engineering and from Strathclyde University, Scotland, in 1986 with a Master of Science Degree in Petroleum Engineering. Mr. Higgs has been practicing consulting petroleum geology at NSAI since 1996. Mr. Higgs is a Licensed Professional Geoscientist in the State of Texas, Geology (No. 985) and has over 35 years of practical experience in petroleum geosciences, with over 15 years experience in the estimation and evaluation of reserves. He graduated from Texas A&M University in 1976 with a Bachelor of Science Degree in Geophysics. Both technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

The Audit Committee of the Board of Directors meets with management, including access to the Company’s principal engineer, to discuss matters and policies related to reserves.

The following tables set forth the net proved reserves of the Company as of December 31, 2011, 2010 and 2009, and the changes during such periods.

	Oil (MBbls)	Gas (MMCF)
PROVED RESERVES:
BALANCE AT JANUARY 1, 2009	7,422	30
Production	(1,936)	(6)
Revisions of previous estimates	783	(1)
Extensions and discoveries	1,094	—

BALANCE AT DECEMBER 31, 2009	7,363	23
Production	(1,715)	(38)
Revisions of previous estimates	1,274	38
Extensions and discoveries	—	—

BALANCE AT DECEMBER 31, 2010	6,922	23
Production	(1,868)	(255)
Revisions of previous estimates	959	31
Extensions and discoveries	35	2,126

BALANCE AT DECEMBER 31, 2011	6,048	1,925

	Oil (MBbls)	Gas (MMCF)
PROVED DEVELOPED RESERVES
Balance at January 1, 2009	4,751	30
Balance at December 31, 2009	4,795	23
Balance at December 31, 2010	5,029	23
Balance at December 31, 2011	3,854	856

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

In accordance with the current guidelines of the SEC, the Company’s estimates of future net cash flow from the Company’s properties and the present value thereof are made using oil and gas contract prices using a twelve month average price and are held constant throughout the life of the properties except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. In Gabon, the price as of December 31, 2011, was $110.08 per bbl. In the United States, the price as of December 31, 2011, was $78.89 per bbl of oil and $5.439 per Mcf of gas. See Note 16 to the Company’s consolidated financial statements for certain additional information concerning the proved reserves of the Company.

Drilling History

In 2011, the Company drilled three wells as follows: two development wells in the Granite Wash formation in North Texas, and one exploratory well in the Middle Bakken and lower formations of the East Poplar unit in Roosevelt County, Montana.

	Domestic						International
	Gross			Net			Gross			Net
	2011	2010	2009	2011	2010	2009	2011	2010	2009	2011	2010	2009
Exploratory Wells
Productive	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	1.0	0.0	0.0	0.3
Dry	0.0	0.0	0.0	0.0	0.0	0.0	0.0	1.0	4.0	0.0	0.3	2.6
In progress	1.0	0.0	0.0	0.7	0.0	0.0	0.0	1.0	0.0	0.0	0.3	0.0
Development Wells
Productive	1.0	0.0	0.0	1.0	0.0	0.0	0.0	3.0	2.0	0.0	0.9	0.6
Dry	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
In progress	1.0	0.0	0.0	1.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0

Total Wells	3.0	0.0	0.0	2.7	0.0	0.0	0.0	5.0	7.0	0.0	1.5	3.5

Acreage and Productive Wells

Below is the total acreage under lease and the total number of productive oil and gas wells of the Company as of December 31, 2011:

	United States		International
	Gross	Net(1)	Gross	Net(1)
	(Acreage in thousands)
Developed acreage	7.3	1.4	28.7	8.1
Undeveloped acreage	27.7	18.4	2411.4	912.5
Productive gas wells	7.0	1.6	0.0	0.0
Productive oil wells	3.0	0.4	11.0	3.1

(1)	Net acreage and net productive wells are based upon the Company’s working interest in the properties.

The leases in which we hold an interest in undeveloped acreage with minimum remaining terms are not material to us.

Office Space

The Company leases its offices in Houston, Texas (approximately 19,700 square feet), in Port Gentil, Gabon (approximately 11,300 square feet) and in Luanda, Angola (approximately 6,000 thousand square feet), which management believes are adequate for the Company’s operations.

Item 3.	Legal Proceedings

The Company is currently not a party to any material litigation.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

General

The Company’s common stock is traded on the New York Exchange under the symbol EGY. The following table sets forth the range of high and low sales prices of the common stock for the periods indicated.

Period	High	Low
2010:
First Quarter	$4.99	$3.93
Second Quarter	6.24	4.31
Third Quarter	6.25	5.07
Fourth Quarter	8.17	5.55

2011:
First Quarter	$8.40	$6.53
Second Quarter	7.83	5.29
Third Quarter	7.36	4.68
Fourth Quarter	7.50	4.57

On February 29, 2012 the last reported sale price of the common stock on the New York Stock Exchange was $7.89 per share.

As of February 29, 2012 there were approximately 12,000 holders of record of the Company’s common stock.

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

	2006	2007	2008	2009	2010	2011
S&P/TSX Capped Energy	$100	$108	$67	$92	$100	$83
S&P 500 Composite	$100	$104	$64	$79	$89	$89
VAALCO Energy, Inc.	$100	$69	$110	$67	$106	$89

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2011 regarding the number of shares of common stock that may be issued under the Company’s compensation plans. Please refer to Note 4 to the consolidated financial statements for additional information on stock based compensation.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	2,558,668	$4.39	7,316
Equity compensation plans not approved by security holders	1,246,748	$6.54	1,375,530

Total	3,805,416	$5.10	1,382,846

Issuer Purchases of Equity Securities for Year Ended December 31, 2011

The Company did not purchase any shares in the year ended December 31, 2011.

Item 6.	Selected Financial Data

The following table sets forth, as of the dates and for the periods indicated, selected financial information about the Company. The financial information for each of the five years in the period ended December 31, 2011 has been derived from the Company’s Consolidated Financial Statements for such periods. The information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto. The following information is not necessarily indicative of the Company’s future results.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share amounts)
Total revenues	$210,436	$134,472	$115,298	$169,525	$125,044
Income (loss) from continuing operations	$40,562	$42,387	$(4,144)	$35,733	$23,532
Net income (loss) attributable to VAALCO Energy, Inc.	$34,145	$37,340	$(7,889)	$29,722	$19,103
Basic income (loss) per common share from continuing operations	$0.60	$0.66	$(0.14)	$0.51	$0.32
Diluted income (loss) per common share from continuing operations	$0.59	$0.65	$(0.14)	$0.50	$0.32
Total assets	$275,015	$238,400	$202,999	$252,030	$186,558
Total debt	$—	$—	$—	$5,000	$5,000

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The Company’s results of operations are dependent upon the difference between prices received for its oil and gas production and the costs to find and produce such oil and gas. Oil and gas prices have been and are expected in the future to be volatile and subject to fluctuations based on a number of factors beyond the control of the Company.

The Company operates the Etame, Avouma, South Tchibala and Ebouri fields on behalf of a consortium of five companies offshore of the Republic of Gabon. Production commenced from the Etame field in 2002 and was subsequently expanded through additional development wells in 2004, 2005 and 2010. In 2006, the Company developed the Avouma and South Tchibala fields by setting a platform and tying the field back to the FPSO via a pipeline. Oil production commenced from the Avouma and South Tchibala fields in January 2007. Oil production began in January 2009 from the Ebouri field utilizing a platform that was installed in August 2008 and connected to the FPSO by pipeline. There were eleven wells on production from the four offshore fields at the end of 2011. Additional wells are planned to be drilled on the block in 2012.

In the United States, the Company acquired a 640 acre lease (640 net acre) in North Texas in the Granite Wash formation in 2010, as well as a 480 acre (480 net acre) lease in the Granite Wash formation in Hemphill County, North Texas in 2011. In addition, the Company acquired a 5,200 acre (3,640 net acre) lease in the Middle Bakken formation in Sheridan County, Montana, and 22,000 acre (14,300 net acre) lease in the Bakken and deeper formations in Roosevelt County, Montana in 2011. Production commenced from the first Granite Wash well on the initial acreage in August 2011. In November 2011, the Company commenced drilling a second well on the initial Granite Wash formation lease. The well landed in the objective reservoir in February 2012. Subject to successful fracking in March 2012, we expect production to begin soon thereafter. Exploratory drilling on one of the Montana properties began in December 2011. The Company expects to drill additional wells on both Montana properties in 2012.

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

In accordance with the successful efforts method of accounting, the Company reviews proved oil and gas properties for indications of impairment whenever events or circumstances indicate that the carrying value of its oil and gas properties may not be recoverable. When it is determined that an oil and gas property’s estimated future net cash flows will not be sufficient to recover its carrying amount, an impairment charge must be recorded to reduce the carrying amount of the asset to its estimated fair value. This may occur if a field contains lower than anticipated reserves or if commodity prices fall below a level that significantly effects anticipated future cash flows on the field.

Impairment of Unproved Property

The Company evaluates its unproved properties for impairment on a property-by-property basis. The majority of the Company’s unproved property consists of acquisition costs related to its undeveloped acreage both in Angola and in the United States. On at least a quarterly basis, management reviews the unproved property for indicators of impairment based on the Company’s current exploration plans with consideration given to results of any drilling and seismic activity during the period and known information regarding exploration activity by other companies on adjacent blocks. See Item 2—Properties and Note 7 to the consolidated financial statements for further information on the Company’s exploration plans in Angola.

In Angola, any adverse developments related to the Company’s ability to further extend the drilling obligation date, if necessary, could result in an impairment of the Company’s unproved properties and other assets with a carrying value of approximately $11.0 million.

In the United States, the Company recorded an impairment loss of $5.0 million in 2011, to write down the value of its first Granite Wash formation well to its estimated fair value.

CAPITAL RESOURCES AND LIQUIDITY

Cash Flows

Net cash provided by operating activities for 2011 was $89.6 million, as compared to $45.5 million in 2010 and $23.5 million in 2009. The increase in cash provided by operating activities in 2011 was primarily due to a $32.5 million positive variance in changes in operating assets and liabilities in 2011 compared to 2010 and increased non-cash charges to net income of $13.4 million in 2011 compared to 2010. The increase in cash provided by operating activities in 2010 versus 2009 was primarily due to net income of $42.4 million in 2010 versus net loss of $4.1 million in 2009.

Net cash used in investing activities in 2011 was $28.4 million, compared to net cash used in investing activities for 2010 of $39.4 million and net cash used in investing activities in 2009 of $49.0 million. In 2011, the Company paid $32.0 million for capital expenditures, partly offset by a $3.6 million release of restricted cash. The Company paid $40.0 million for capital expenditures in 2010, partially offset by a $0.6 million release of restricted cash. In 2009, the Company paid $27.9 million for capital expenditures and $33.4 million in exploration dry hole costs, partially offset by a $6.6 million release of restricted cash and a $5.7 million payment pursuant to a realignment agreement whereby a joint venture partner in Gabon paid its proportionate share of costs, which reduced the Company’s property and equipment expenditures.

In 2011, cash used in financing activities was $5.3 million consisting of distributions to a noncontrolling interest owner of $7.2 million partially offset by proceeds from the issuance of common stock upon the exercise of options of $1.9 million. In 2010, cash used in financing activities was $5.5 million consisting of distributions to a noncontrolling interest owner of $6.0 million partially offset by proceeds from the issuance of common stock upon the exercise of options of $0.5 million. In 2009, cash used in financing activities was $19.4 million, consisting primarily of purchase of treasury shares of $10.1 million, debt repayment of $5.0 million and distributions to a noncontrolling interest owner of $6.0 million partially offset by proceeds from the issuance of common stock of $1.8 million.

In recent history, the Company’s primary source of capital resources has been from cash flows from operations. On December 31, 2011, the Company had cash balances of $137.1 million and restricted cash of $12.2 million. The Company believes that these cash balances combined with cash flow from operations will be sufficient to fund the Company’s 2012 capital expenditure budget, which is expected to total approximately

$75.0 million to further develop the Etame Marin block offshore Gabon with a four well drilling program, an exploration well in the Mutamba Iroru onshore Gabon block, completion of the development well in the Granite Wash formation in Texas and four wells on the Middle Bakken leases in Montana. The Company invests cash not required for immediate operational and capital expenditure needs in short-term bankers acceptance and money market instruments primarily with JPMorgan Chase & Co. The Company does not invest in the asset-backed commercial paper market which has been subject to a liquidity crisis over the last few years. As operator of the Etame, Avouma, South Tchibala and Ebouri fields, the Company enters into project related activities on behalf of its working interest partners. The Company generally obtains advances from its partners prior to significant funding commitments.

Capital Expenditures

In 2011, the Company invested $33.0 million in property and equipment additions, primarily associated with $9.5 million to acquire leases in the United States, $14.9 million to drill three wells in the United States, and $7.4 million primarily for offshore platform modifications and production facilities in Gabon. During 2010, the Company invested $40.5 million in property and equipment additions (including amounts carried in accounts payable and excluding exploration dry hole costs), primarily associated with the drilling of three development wells in the Etame Marin block offshore Gabon totaling $29.3 million. In addition, one successful exploration well was drilled in the Southeast Etame area of the Etame Marin block at a cost of $8.0 million, and the Company invested in a Granite Wash formation lease in Texas ($2.2 million) and a second extension of the Mutamba Iroru block onshore Gabon ($1.2 million). During 2009, the Company invested $22.3 million in property and equipment additions (including amounts carried in accounts payable and excluding exploration dry hole costs), primarily associated with the drilling of the three wells in the Ebouri field (the appraisal well plus the two development wells drilled from the Ebouri platform) totaling $16.7 million. Additionally, the Company’s share of the leasehold bonus associated with the Etame Marin block exploration period extension totaled $1.4 million.

Oil and Gas Exploration Costs

As described above, the Company uses the “successful efforts” method of accounting for its oil and gas exploration and development costs. All expenditures related to exploration, with the exception of costs of drilling exploration wells, are charged as an expense when incurred. The costs of exploration wells are capitalized pending determination of whether commercially producible oil and gas reserves have been discovered. If the determination is made that a well did not encounter potentially economic oil and gas quantities, the well costs are charged as an expense. In 2011, the Company incurred $5.7 million in exploration expense, including $2.0 million spent in the United States and Canada (primarily exploration well costs), $1.9 million offshore Gabon (primarily seismic acquisition costs), $0.8 million onshore Gabon (seismic reprocessing costs), $0.4 million in the United Kingdom (residual exploration well costs), and $0.6 million in Angola (exploration well preparation costs). In 2010, the Company incurred $6.8 million in exploration expense, including $2.6 million on the Omangou unsuccessful exploration well offshore Gabon, $1.4 million for seismic costs in the Etame Marin block offshore Gabon, onshore Gabon exploration expense of $0.7 million, and $0.9 million in Angola. In 2009, the Company incurred $36.5 million in exploration expense including $33.4 million of dry hole costs (British North Sea—$9.6 million, the Etame Marin block offshore Gabon—$3.0 million and the Mutamba Iroru block onshore Gabon—$20.8 million). The Company spent the remaining $3.1 million primarily on seismic processing costs in the Etame Marin block ($0.6 million), Mutamba Iroru block ($0.9 million) and in Angola ($1.4 million).

Contractual Obligations

The table below summarizes the Company’s net share of obligations and commitments at December 31, 2011:

Payment Period

(in thousands $)	2012	2013	2014	2015	2016	Thereafter	Total
Operating leases(1)	$8,108	$6,226	$5,258	$3,696	$434	$651	$24,373

1.	The Company is guarantor of a lease for the FPSO utilized in Gabon, which has remaining obligations of $62.2 million. The Company’s share of these payments is included in the table above. The Company can cancel the lease anytime after September 14, 2015, with 12 months prior notice. Approximately 72% of the payment is co-guaranteed by the Company’s partners in Gabon. In addition to the FPSO amounts, the schedule includes the Company’s share of its other lease obligations.

In addition to the contractual obligations described above, the Company entered into a sixth exploration period extension during 2009 and is required to spend $5.3 million for its share of two exploration wells and acquire/process 150 square kilometers of 3-D seismic on the Etame Marin block by July 2014. One of the two exploration commitment wells was drilled in 2010 on the Omangou prospect at a cost of $8.6 million ($2.6 million net to the Company). The seismic obligation was met with the acquisition of 223 square kilometers of 3-D seismic in 2011. The remaining obligation is the drilling of one exploration well.

As part of securing the second ten year production license with the government of Gabon, the Company agreed in principle to a cash funding arrangement for the eventual abandonment of the offshore wells, platforms and facilities. The agreement is not yet signed, but calls for annual funding for the next seven years at 12.14% of the abandonment estimate and 5.0% for the last three years of the production license. The amounts paid will be reimbursed through the cost account and are non-refundable to the Company. The funding is expected to begin in 2012 after the agreement is finalized. The abandonment estimate for this purpose is estimated to be approximately $14.0 million net to the Company on an undiscounted basis. As in prior periods, the obligation for abandonment of the Gabon offshore facilities is included in the asset retirement obligation shown on the Company’s balance sheet.

The Company also entered into the second exploration period for the Mutamba Iroru block which requires the Company to reprocess 400 kilometers of 2-D seismic and drill one exploration well by May 2012. The seismic reprocessing was largely completed in 2011. The Company is expected to request an extension period in the first quarter of 2012 as the rig to drill the exploration well is not expected to be available until the third quarter of 2012. However, the Company can provide no assurances that such a request will be granted.

In November 2006, the Company signed a production sharing contract for Block 5 offshore Angola. The four year primary term with an optional three year extension awards the Company exploration rights to 1.4 million acres offshore central Angola. The Company’s working interest is 40%. Additionally, the Company is required to carry the Angolan national oil company, Sonangol P&P, for 10% of the work program. During the first four years of the contract the Company was required to acquire and process 1,000 square kilometers of 3-D seismic data, drill two exploration wells and expend a minimum of $29.5 million ($14.8 million net to the Company). The Company fulfilled its seismic obligation when it acquired 1,175 square kilometers of 3-D seismic data at a cost of $7.5 million ($3.75 million net to the Company) in January 2007 and 524 square kilometers of 3-D seismic data during the fourth quarter of 2008 at a cost of $6.0 million ($3.0 million net to the Company).

The government-assigned working interest partner was delinquent paying their share of the costs several times in 2009 and consequently was placed in a default position. By a governmental decree dated December 1, 2010, the former partner was removed from the production sharing contract, and a one year time extension was granted for drilling the two exploration commitment wells. Following the decree, the Company and the government of Angola have been working together to obtain a replacement partner. Options to amend the two-well commitment are also being discussed with the Angolan government. Because of the uncertainty surrounding the outcome of the discussions with the Angolan government, the Company recorded a full allowance of $4.4 million in 2011 against the accounts receivable from partners for the amounts owed to the Company above its 40% working interest plus the 10% carried interest. In early 2012, the Angolan government granted a further one year extension for drilling the two exploration commitment wells in accordance with the production sharing contract.

Due to the timing uncertainty of obtaining a replacement partner and the outcome of discussions regarding modifying the drilling well commitments required by the production sharing contract, a time extension may be necessary beyond the current expiration date of November 30, 2012. The Company can provide no assurances that such an extension will be granted, if necessary. If the government of Angola were to deny a request for a further time extension, the Company may be required to impair its leasehold costs and other investments totaling $11.0 million as of December 31, 2011. The Company may also be required to pay the Angolan government $10.0 million in lieu of drilling the two exploration commitment wells.

In September 2011, the Company acquired a 65% working interest in approximately 22,000 gross acres (14,300 net acres) covering the Middle Bakken and deeper formations in the East Poplar unit and the Northwest Poplar field in Roosevelt County, Montana. Pursuant to the terms of the acquisition, the Company is required to drill three wells at its sole cost, one of which must be drilled by June 1, 2012 and the remaining two wells must be drilled by the end of 2012. A vertical exploration well was spudded in December 2011 to evaluate the formations which meets the time requirement for drilling the first well. Two additional wells are expected to be drilled on this property in 2012 in accordance with the terms of the agreement.

The Company is carrying $14.5 million of asset retirement obligations as of December 31, 2011, representing the present value of these obligations as of that date.

RESULTS OF OPERATIONS

Year Ended December 31, 2011 Compared to Years Ended December 31, 2010 and 2009

Revenues

Total oil and gas sales for 2011 were $210.4 million as compared to $134.5 million and $115.3 million for 2010 and 2009, respectively. In 2011, the Company sold approximately 1,864,000 bbls at an average price of $111.98 per bbl from the Etame Marin block in Gabon, and approximately 4,000 bbls and 255 MMcf in the United States at an average price of $79.71 per bbl and $5.23 per Mcf, respectively. In 2010, the Company sold approximately 1,714,000 bbls at an average price of $78.38 per bbl from the Etame Marin block with revenues from the United States of $0.1 million. In 2009, the Company sold approximately 1,935,000 bbls at an average price of $59.54 per bbl from the Etame Marin block with revenues from the United States of $0.1 million.

Operating Costs and Expenses

Production expense for 2011 was $26.7 million as compared to $22.1 million and $22.0 million for 2010 and 2009, respectively. The higher production expense in 2011 is the result of higher sales volumes and higher Domestic Market Obligation payments to the Republic of Gabon. In the aggregate, production expenses in 2010 were nearly the same as in 2009. When compared to 2009, 2010 operating costs and expenses included the Ebouri well workover ($1.5 million), partially offset by lower sales volumes which reduced production expenses. Any production expenses associated with unsold crude oil inventory are capitalized.

Exploration expense for 2011 was $5.7 million as compared to $6.8 million and $36.5 million for 2010 and 2009, respectively. In 2011, exploration expense was primarily comprised of $2.0 million spent in the United States and Canada (primarily exploration well costs), $1.9 million offshore Gabon (primarily seismic acquisition costs), $0.8 million onshore Gabon (seismic reprocessing costs), $0.4 in the United Kingdom (residual exploration well costs), and $0.6 million in Angola (exploration well preparation costs). In 2010, exploration expense was primarily comprised of $2.6 million for the Omangou unsuccessful exploration well offshore Gabon, $1.4 million for seismic costs in the Etame Marin block offshore Gabon, onshore Gabon exploration expense of $0.7 million, and $0.9 million in Angola primarily for geotechnical studies. In 2009, the Company spent $33.4 million on four unsuccessful exploration wells including the North Etame prospect offshore Gabon ($3.0 million), two wells on the Mutamba Iroru block onshore Gabon ($20.8 million) and a well on Block 48/25c in the British North Sea ($9.6 million). Additionally, in 2009 the Company spent $3.1 million primarily associated with seismic processing costs in Block 5 in Angola and the Mutamba Iroru block in Gabon.

Depreciation, depletion and amortization expense was $25.6 million for 2011, and was $20.0 million and $20.8 million for 2010 and 2009, respectively. Depletion, depreciation and amortization expense increased in 2011 versus 2010 due to both higher sales volumes and higher depletion rates. The 2011 depletion rates for the Ebouri field averaged $21.51 per bbl, Avouma and South Tchibala fields averaged $7.94 per bbl, and the Etame field averaged $7.94 per bbl. Depletion rates for the Granite Wash well averaged $7.75 per Mcf.

General and administrative expense for 2011 was $10.4 million as compared to $7.4 million and $9.6 million for 2010 and 2009, respectively. The increase in general and administrative expense for 2011 versus 2010 was primarily due to $3.7 million lower overhead reimbursement associated with lower capital expenditures offshore Gabon.

The decrease in general and administrative expense for 2010 versus 2009 was primarily due to $2.1 million of increased overhead reimbursement associated with the extensive drilling program in offshore Gabon and a decrease in retirement benefits of $1.0 million.

During 2011, the Company incurred $2.2 million of stock based compensation compared to $1.8 million incurred in 2010 and $1.8 million incurred in 2009. In each of the three years, the Company benefited from overhead reimbursement associated with production and development operations on the Etame Marin block.

During 2011, the Company recorded a bad debt provision of $4.4 million related to the uncertainty in collecting its joint venture receivable in Angola.

Furthermore, during 2011, the Company recorded an impairment loss of $5.0 million to bring down its investment in the Granite Wash formation of North Texas to its fair value.

Other operating income for 2009 was $6.5 million. For 2011 and 2010, no amounts were recorded for other operating income. The other operating income recorded in 2009 was attributable to receipt of proceeds from a joint venture partner that originally elected to not participate in two wells drilled in the Ebouri field, offshore Gabon. The partner later elected to participate and paid for their proportionate share of the capital expenditures for the wells. The $6.5 million payment received represents the Company’s share of an agreed risk premium benefiting the joint venture partners that originally participated in those two wells.

Operating Income

Operating income for 2011 was $132.6 million as compared to a $78.1 million and $33.0 million for 2010 and 2009, respectively. The significant increase in operating income in 2011 versus 2010 was attributable to both higher sales volumes and higher average crude sales prices of $111.93 per bbl, an increase of $33.55 per bbl.

The significant increase in operating income in 2010 versus 2009 was primarily attributable to the higher average crude sales price of $78.38 per bbl, an increase of $18.84 per bbl, and a year to year decrease in exploration expense totaling $29.7 million. The decrease in exploration expense reflects less dry hole expense incurred in 2010 versus 2009.

Other Income (Expense)

Interest income for 2011 was $0.2 million compared to $0.2 million and $0.7 million in 2010 and 2009, respectively. All 2011, 2010, and 2009 amounts represent interest earned and accrued on cash balances and funds in escrow.

No interest expense was recorded in 2011 or 2010. Interest expense of $0.5 million was recorded in 2009 in connection with the financings from the IFC for use on Etame Marin block activities.

Other income for 2011 was $1.3 million, as compared to other expense of $0.6 million in 2010 and other expense of $0.5 million in 2009. Other income and expense is primarily the result of foreign currency transaction gains and losses from the Company’s foreign operations.

Income Taxes

In 2011, the Company incurred $93.5 million of income taxes, as compared to $35.3 million incurred in 2010, and $36.9 million in 2009. All income tax expenses were associated with the Etame Marin block production, and were incurred in Gabon. The higher income tax expense in Gabon in 2011 is a function of higher sales volumes, significantly higher oil prices, and modest costs incurred, resulting in higher profit oil barrels subject to taxes. After deducting royalty and cost oil, the remaining barrels are profit oil barrels which bear income tax. At 2011 production rates, the income tax paid on profit oil barrels was 55%. The slightly lower income taxes incurred in 2010 versus 2009 was a function of lower sales quantities largely offset by higher crude oil sales prices.

Net Income (Loss)

Net income for 2011 was $40.6 million, compared to net income in 2010 of $42.4 million, and net loss in 2009 of $4.1 million. The decrease in net income in 2011, despite higher sales volumes and average oil prices, was due to higher income taxes and one-time charges for bad debt expense and impairment losses. The increase in net income in 2010 versus 2009 is attributable to the increased crude oil sales prices and a lesser amount of unsuccessful exploration well costs incurred in 2010.

Income attributable to the noncontrolling interest in the Gabon subsidiary was $6.4 million, $5.0 million and $3.7 million in 2011, 2010, and 2009, respectively.

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

Interest Rate Risk

At December 31, 2011, the Company did not have any debt and thus no exposure to interest rate risk on debt. Interest earned on cash investments is immaterial.

Commodity Price Risk

The Company had no derivatives in place as of the date of this report, or throughout 2011, 2010 or 2009.

Item 8.	Financial Statements and Supplementary Data

The information required here is included in the report as set forth in the “Index to Consolidated Financial Information” on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. The Company’s management, including the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K. There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s last quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including the Company’s principal executive and principal financial officers, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework which was completed on March 12, 2012, management concluded that its internal control over financial reporting was effective as of December 31, 2011.

The Company’s internal control over financial reporting as of December 31, 2011 has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who audited the Company’s consolidated financial statements as of and for the year ended December 31, 2011, as stated in their report which follows.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fourth quarter of our fiscal year ended December 31, 2011 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of VAALCO Energy, Inc. and subsidiaries:

Houston, Texas

We have audited the internal control over financial reporting of VAALCO Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company, and our report dated March 12, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

March 12, 2012

Item 9B.	Other Information

The Company has disclosed all information required to be disclosed in a current report on Form 8-K during the year ended December 31, 2011 in previously filed reports on Form 8-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item will be included in the Company’s proxy statement for its 2012 annual meeting, which will be filed with the Commission within 120 days of December 31, 2011, and which is incorporated herein by reference.

Item 11.	Executive Compensation

Information required by this item will be included in the Company’s proxy statement for its 2012 annual meeting, which will be filed with the Commission within 120 days of December 31, 2011, and which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item under Item 403 of Regulation S-K concerning the security ownership of certain beneficial owners and management will be included in the Company’s proxy statement for its 2012 annual meeting, which will be filed with the Commission within 120 days of December 31, 2011, and which is incorporated herein by reference. Please see “Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities” for information on securities that may be issued under the Company’s stock incentive plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be included in the Company’s proxy statement for its 2012 annual meeting, which will be filed with the Commission within 120 days of December 31, 2011, and which is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the Company’s definitive proxy statement for its 2012 annual meeting, which will be filed with the Commission within 120 days of December 31, 2011, and which is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1. The following is an index to the financial statements that are filed as part of this Form 10-K.

(a)	2. Schedules are omitted because they are not required, not applicable or the required information is included in the financial statements or notes thereto.

(a)	3. Exhibits:

3.	Articles of Incorporation and Bylaws

3.1(a)	Restated Certificate of Incorporation

3.2(a)	Certificate of Amendment to Restated Certificate of Incorporation

3.3(j)	Amended and Restated Bylaws

10.	Material Contracts

10.1(b)	Indemnity Agreement entered into among the Company and certain of its officers and directors listed therein.

10.2(c)	Exploration and Production Sharing contract between the Republic of Gabon and VAALCO Gabon (Etame), Inc. dated July 7, 1995.

10.3(c)	Deed of Assignment and Assumption between VAALCO Gabon (Etame), Inc., VAALCO Energy (Gabon), Inc. and Petrofields Exploration & Development Co., Inc. dated September 28, 1995.

10.4(d)	Letter of Intent for Etame Marin block, Offshore Gabon dated January 22, 1998 between the Company and Western Atlas International, Inc.

10.5(e)	2001 Stock Incentive Plan dated August 16, 2001.

10.6(f)	Trustee and Paying Agent Agreement by and between VAALCO Gabon (Etame), Inc., J.P. Morgan Trustee and Depositary Company Limited and JPMorgan Chase Bank, London Branch, dated June 26, 2002.

10.7(g)	2003 Stock Incentive Plan dated December 16, 2003.

10.8(h)	Exploration and Production Sharing contract between the Republic of Gabon and VAALCO Production (Gabon), Inc., Permit Mutamba Iroru dated November 11, 2005.

10.9(i)	2007 Stock Incentive Plan dated May 1, 2007.

10.11(k)	Settlement Agreement, dated as of May 23, 2008 by and among the Company and Nanes Delorme Partners I LP, Nanes Balkany Partners LLC, Nanes Balkany Management LLC, Julien Balkany and Daryl Nanes.

21.	Subsidiaries of the Company

21.1	Subsidiaries of the Registrant

23.	Consents of Experts and Counsel

23.1	Consent of Deloitte & Touche LLP

23.2	Consent of Netherland, Sewell & Associates, Inc.

31.	Rule 13a-14(a) Certifications

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.	Section 1350 Certifications

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

99.	Reserve Report

99.1	Report of Netherland, Sewell & Associates, Inc.

101.	Interactive Data Files

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Schema Document.*

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.*

101.LAB	XBRL Label Linkbase Document.*

101.PRE	XBRL Presentation Linkbase Document.*

(a)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 filed with the Commission on July 15, 1998, and hereby incorporated by reference herein.

(b)	Filed as an exhibit to the Company’s Form 10 (File No. 0-20928) filed on December 3, 1992, as amended by Amendment No. 1 on Form 8 on January 7, 1993, and by Amendment No. 2 on Form 8 on January 25, 1993, and hereby incorporated by reference herein.

(c)	Filed as an exhibit to the Company’s Form 10-QSB for the quarterly period ended September 30, 1995, and hereby incorporated by reference herein.

(d)	Filed as an exhibit to the Company’s Form 10-KSB for the annual period ended December 31, 1996, and hereby incorporated by reference herein.

(e)	Filed as an exhibit to the Company’s Registration Statement Form S-8 filed with the Commission on August 18, 2001, and incorporated by reference herein.

(f)	Filed as an exhibit to the Company’s Form 10-QSB for the quarterly period ended June 30, 2002, and hereby incorporated by reference herein.

(g)	Filed as an exhibit to Form10-KSB for the annual period ended December 31, 2004, and hereby incorporated by reference herein.

(h)	Filed as an exhibit to Form 10-K for the annual period ended December 31, 2005, and hereby incorporated by reference herein.

(i)	Filed as an exhibit to the Company’s Registration Statement Form S-8 filed with the Commission on July 25, 2007 and hereby incorporated by reference herein.

(j)	Filed as an exhibit to Company’s Report on Form 8-K filed with the Commission on December 12, 2007, and hereby incorporated by reference herein.

(k)	Filed as an exhibit to Company’s Report on Form 8-K filed with the Commission on May 28, 2008, and hereby incorporated by reference herein.

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VAALCO ENERGY, INC.

(Registrant)

By	/s/ GREGORY R. HULLINGER
Gregory R. Hullinger Chief Financial Officer

Dated March 12, 2012

In accordance with the Exchange Act, this report has been signed below on the 12th day of March, 2012, by the following persons on behalf of the registrant and in the capacities indicated.

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

VAALCO ENERGY, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of VAALCO Energy, Inc. and subsidiaries:

Houston, Texas

We have audited the accompanying consolidated balance sheets of VAALCO Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related statements of consolidated operations, equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of VAALCO Energy, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the Company adopted new accounting guidance in 2009 related to the estimation of oil and gas reserves.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 12, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

March 12, 2012

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands of dollars, except number of shares and par value amounts)

	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$137,139	$81,234
Restricted cash	1,314	14,932
Receivables:
Trade	10,087	14,068
Accounts with partners, net of allowance of $4.4 million in 2011	6,974	16,180
Other	4,239	10,412
Crude oil inventory	757	548
Materials and supplies	235	501
Prepayments and other	2,178	1,482

Total current assets	162,923	139,357

Property and equipment—successful efforts method:
Wells, platforms and other production facilities	178,653	168,139
Undeveloped acreage	25,344	16,692
Work in progress	20,703	8,812
Equipment and other	4,543	2,634

	229,243	196,277
Accumulated depreciation, depletion and amortization	(129,395)	(99,457)

Net property and equipment	99,848	96,820

Other assets:
Deferred tax asset	1,349	1,349
Restricted cash	10,895	874

Total Assets	$275,015	$238,400

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$25,090	$26,702

Total current liabilities	25,090	26,702

Asset retirement obligations	14,528	13,425
Other liabilities	2,330	2,030

Total liabilities	41,948	42,157

Commitments and contingencies (Note 7)
VAALCO Energy Inc. shareholders’ equity:
Common stock, $0.10 par value, 100,000,000 authorized shares, 62,376,563 and 62,822,805 shares issued with 5,257,638 and 6,005,547 shares in treasury at Dec. 31, 2011 and 2010, respectively	6,238	6,282
Additional paid-in capital	66,122	64,314
Retained earnings	180,739	146,594
Less treasury stock, at cost	(23,975)	(25,665)

Total VAALCO Energy Inc. shareholders’ equity	229,124	191,525
Noncontrolling interest	3,943	4,718

Total Equity	233,067	196,243

Total Liabililities and Equity	$275,015	$238,400

See notes to consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED OPERATIONS

(in thousands of dollars, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Oil and gas sales	$210,436	$134,472	$115,298

Operating costs and expenses:
Production expense	26,731	22,112	21,978
Exploration expense	5,708	6,813	36,464
Depreciation, depletion and amortization	25,596	20,021	20,760
General and administrative expense	10,417	7,403	9,580
Bad debt expenses	4,448	—	—
Impairment of proved properties	4,975	—	—
Other operating income	—	—	(6,503)

Total operating costs and expenses	77,875	56,349	82,279

Operating income	132,561	78,123	33,019
Other income (expense):
Interest income	184	151	654
Interest expense	—	—	(450)
Other, net	1,285	(627)	(465)

Total other income (expense)	1,469	(476)	(261)

Income before income taxes	134,030	77,647	32,758
Income tax expense	93,468	35,260	36,902

Net income (loss)	40,562	42,387	(4,144)
Less net income attributable to noncontrolling interest	(6,417)	(5,047)	(3,745)

Net income (loss) attributable to VAALCO Energy, Inc.	$34,145	$37,340	$(7,889)

Basic net income (loss) per share atributable to VAALCO Energy, Inc. common shareholders	$0.60	$0.66	$(0.14)

Diluted net income (loss) per share attributable to VAALCO Energy, Inc. common shareholders	$0.59	$0.65	$(0.14)

Basic weighted average shares outstanding	57,048	56,466	57,407

Diluted weighted average shares outstanding	57,973	57,038	57,407

See notes to consolidated financial statements

VAALCO ENERGY, INC AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED EQUITY

(in thousands of dollars)

	VAALCO ENERGY, Inc. Shareholders
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Noncontrolling Interest	Total
Balance at January 1, 2009	$6,112	$53,983	$117,205	$(11,422)	$7,914	$173,792
Proceeds from stock issuance	45	1,726	—	—	—	1,771
Stock based compensation	—	1,841	—	—	—	1,841
Treasury Stock Transaction	—	—	—	(10,093)	—	(10,093)
Net income (loss)	—	—	(7,889)	—	3,745	(4,144)
Redemption of rights agreement	—	—	(67)	—	—	(67)
Distribution to noncontrolling interest	—	—	—	—	(5,995)	(5,995)

Balance at December 31, 2009	$6,157	$57,550	$109,249	$(21,515)	$5,664	$157,105

Proceeds from stock issuance	125	4,614	—	(4,150)	—	589
Stock based compensation	—	2,150	—	—	—	2,150
Net income	—	—	37,340	—	5,047	42,387
Redemption of rights agreement	—	—	5	—	—	5
Distribution to noncontrolling interest	—	—	—	—	(5,993)	(5,993)

Balance at December 31, 2010	$6,282	$64,314	$146,594	$(25,665)	$4,718	$196,243

Proceeds from stock issuance	30	1,207	—	—	—	1,237
Stock based compensation	—	2,217	—	—	—	2,217
Constructive retirement of treasury stock	(74)	(1,616)	—	1,690	—	—
Net income	—	—	34,145	—	6,417	40,562
Distribution to noncontrolling interest	—	—	—	—	(7,192)	(7,192)

Balance at December 31, 2011	$6,238	$66,122	$180,739	$(23,975)	$3,943	$233,067

See notes to consolidated financial statements

VAALCO ENERGY, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

(in thousands of dollars)

	Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$40,562	$42,387	$(4,144)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion and amortization	25,596	20,021	20,760
Unrealized foreign exchange (gain) loss	25	(595)	(316)
Dry hole costs	60	2,609	33,373
Stock based compensation	2,217	1,895	1,841
Bad debt provision	4,448	—	—
Impairment loss	4,975	—	—
Gain on disposal of assets	4	—	—
Change in operating assets and liabilities:
Trade receivables	3,981	(5,893)	1,338
Accounts with partners	5,171	(2,622)	(15,156)
Other receivables	5,560	(4,557)	(3,159)
Crude oil inventory	176	(262)	1,095
Materials and supplies	266	(341)	265
Other long term assets	—	502	(155)
Prepayments and other	(886)	(301)	1,185
Accounts payable and other liabilities	(2,570)	(7,328)	(13,434)

Net cash provided by operating activities	89,585	45,515	23,493

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in restricted cash	3,597	639	6,637
Property and equipment expenditures	(31,973)	(40,012)	(61,340)
Reimbursement of property and equipment expenditures by partner	—	—	5,737

Net cash used in investing activities	(28,376)	(39,373)	(48,966)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	1,888	510	1,771
Debt repayment	—	—	(5,000)
Purchase of treasury shares	—	—	(10,093)
Redemption of rights agreement	—	5	(66)
Distribution to noncontrolling interest	(7,192)	(5,993)	(5,994)

Net cash used in financing activities	(5,304)	(5,478)	(19,382)

NET CHANGE IN CASH AND CASH EQUIVALENTS	55,905	664	(44,855)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	81,234	80,570	125,425

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$137,139	$81,234	$80,570

Supplemental disclosure of cash flow information
Cash paid for Income taxes	$92,275	$35,777	$34,438

Cash paid for Interest	$—	$—	$599

Supplemental disclosure of non cash investing and financing activities
Property and equipment additions incurred during the period but not paid at period end	$6,450	$5,478	$4,363

Receivable from employees for stock option exercise	$—	$651	$—

See notes to consolidated financial statements.

VAALCO ENERGY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

VAALCO Energy, Inc., a Delaware corporation, is a Houston-based independent energy company principally engaged in the acquisition, exploration, development and production of crude oil and natural gas. As used herein, the terms “Company” and “VAALCO” mean VAALCO Energy, Inc. and its subsidiaries, unless the context otherwise requires. VAALCO owns producing properties and conducts exploration activities as operator of consortiums internationally in Gabon and Angola and has conducted exploration activities as a non-operator in the British North Sea. Domestically, the Company has interests in Texas, Montana, Alabama, and the Louisiana Gulf Coast area.

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

Restricted Cash—Restricted cash includes cash that is contractually restricted. Restricted cash and cash equivalents are classified as a current or non-current asset based on their designated purpose. Current amounts at December 31, 2011 include an escrow account representing the Company’s bank guarantees for customs clearance in Gabon ($1.3 million). Long term amounts at December 31, 2011 include the Company’s charter payment escrow for the Floating Production Storage and Offloading tanker (“FPSO”) in Gabon ($0.8 million), funds restricted to secure the Company’s drilling obligation in Block 5 in Angola ($10.0 million), and funds restricted for the abandonment of certain Gulf of Mexico properties ($44,000).

Amounts in restricted cash at December 31, 2010 included an escrow account representing the Company’s bank guarantees for customs clearance in Gabon ($4.9 million), as well as funds restricted to secure the Company’s drilling obligation in Block 5 in Angola ($10.0 million). Long term amounts at December 31, 2010 included the Company’s charter payment escrow for the Floating Production Storage and Offloading tanker (“FPSO”) in Gabon ($0.8 million) and for the abandonment of certain Gulf of Mexico properties ($44,000).

The Company invests restricted and excess cash in certificates of deposit and commercial paper issued by banks with maturities typically not exceeding 90 days.

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

Depletion of wells, platforms, and other production facilities are calculated on a field basis under the unit-of-production method based upon estimates of proved developed producing reserves. Depletion of developed leasehold acquisition costs are provided on a field basis under the unit-of-production method based upon estimates of proved reserves. Undeveloped leasehold acquisition costs are not subject to depletion, but are subject to impairment testing. Provision for depreciation of other property is made primarily on a straight-line basis over the estimated useful life of the property. The annual rates of depreciation are as follows:

Office and miscellaneous equipment:	3-5 years
Leasehold improvements:	8-12 years

Foreign Exchange Transactions—For financial reporting purposes, the subsidiaries use the United States Dollar as their functional currency. Gains and losses on foreign currency transactions are included in income currently. The Company incurred gains on foreign currency transactions of $1.0 million, losses of $0.6 million and losses of $0.5 million in 2011, 2010 and 2009, respectively.

Accounts With Partners—Accounts with partners represent cash calls due or excess cash calls paid by the partners for exploration, development and production expenditures made by VAALCO Gabon (Etame), Inc. and VAALCO Angola (Kwanza), Inc.

Bad Debt—On a quarterly basis, the Company evaluates its accounts receivable balances to confirm collectability. Where collectability is in doubt, the Company records an allowance against the accounts receivable balance with a corresponding charge to net income as bad debt expense. Nearly all of the Company’s accounts receivable balances are with its joint venture partners and purchasers of its oil, natural gas and natural gas liquids. Collection efforts, including remedies provided for in the contracts, are pursued to collect overdue amounts owed to the Company.

During 2011, the Company recorded a bad debt provision of $4.4 million related to the uncertainty in collecting its joint venture receivable in Angola.

Revenue Recognition—The Company recognizes revenues from crude oil and natural gas sales upon delivery to the buyer.

VAALCO ENERGY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Fair Value of Financial Instruments—The Company’s financial instruments consist primarily of cash, restricted cash, trade receivables and trade payables. The book values of cash, restricted cash, trade receivables, and trade payables are representative of their respective fair values due to the short-term maturity of these instruments.

Risks and Uncertainties—The Company’s interests are located overseas in certain onshore and offshore areas in Gabon, offshore in Angola and the British North Sea and in Texas, Montana, Alabama, and the Louisiana Gulf Coast area.

Substantially all of the Company’s crude oil and natural gas is sold at posted or index prices under short-term contracts, as is customary in the industry.

In Gabon, the Company sold crude oil under a contract with Mercuria Trading NV (“Mercuria”), which ran through calendar year 2011. For the 2012 calendar year, the Company will also sell its oil under a new contract with Mercuria. In 2010, Vitol S.A., and in 2009, Total Oil Trading S.A., were the crude oil buyers in Gabon and accounted for all of the Company’s revenues in Gabon for those years. While the loss of the Company’s buyer might have a material effect on the Company in the near term, management believes that the Company would be able to obtain other customers for its crude oil. Domestic operated production is sold under two contracts, one for oil and one for gas/liquids. The Company has access to several alternative buyers for oil and gas sales domestically.

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

Estimates of oil and gas reserves used in the financial statements to estimate depletion expense and impairment charges require extensive judgments and are generally less precise than other estimates made in connection with financial disclosures. The Company considers its estimates to be reasonable; however, due to inherent uncertainties and the limited nature of data, estimates are imprecise and subject to change over time as additional information become available.

Subsequent Events—The Company has evaluated subsequent events through the date the financial statements were issued.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

Modernization of Oil and Gas Reporting—In December 2008, the SEC released Final Rule, Modernization of Oil and Gas Reporting, to revise the existing Regulation S-K and Regulation S-X reporting requirements to align with current industry practices and technological advances. The FASB aligned ASC Topic 932, Extractive Industries – Oil and Gas, with the SEC rules on this topic through the issuance of ASU 2010-13. Many of the

VAALCO ENERGY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, permitting disclosure of probable and possible reserves, and changes to the pricing used to determine reserves in that companies must use a 12-month average price. The average is calculated using the first-day-of-the-month price for each of the 12 months that make up the reporting period. The Company adopted these new rules and interpretations as of December 31, 2009.

4.	STOCK BASED COMPENSATION

Stock options are granted under the Company’s long-term incentive plan and have an exercise price that may not be less than the fair market value of the underlying shares on the date of grant. In general, stock options granted will become exercisable over a period determined by the Compensation Committee which in the past has been a five year life, with the options vesting over a three year period. A portion of the stock options granted in March 2011 and 2010 were vested immediately with the others vesting over a three year period. In addition, stock options will become exercisable upon a change in control, unless provided otherwise by the Compensation Committee. At December 31, 2011, there were 1,382,846 shares subject to options authorized but not granted.

For the years ended December 31, 2011, 2010 and 2009, the Company recognized non-cash compensation expense of $2.2 million, $1.8 million and $1.8 million, respectively. These amounts were recorded as general and administrative expense. Because the Company does not pay significant United States taxes, no amounts were recorded for tax benefits.

A summary of the stock option activity for the year ended December 31, 2011 is provided below:

	Number of Shares Underlying Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of period	4,266	$5.40	2.64
Granted	1,169	$6.97	4.17
Exercised	(302)	$4.12	0.84
Forfeited	(1,328)	$7.95	—

Outstanding at end of period	3,805	$5.10	2.94	$6.08

Vested—end of period	2,775	$4.75	2.60	$5.25

Vested and expected to vest—end of period	3,786	$5.10	2.94	$6.06

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

As of December 31, 2011, unrecognized compensation costs totaled $0.9 million. The expense is expected to be recognized over a weighted average period of 1.1 years.

VAALCO ENERGY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the values of options granted and exercised for each of the years ending December 31, 2011, 2010 and 2009 is provided below:

	2011	2010	2009
Options granted—(thousands)	1,169	1,565	—
Weighted average grant date fair value—($/share)	$2.09	$1.61	—
Weighted average exercise price—($/share)	$4.12	$4.28	—
Options exercised (thousands)	302	1,014	693
Total intrinsic value of options exercised—($thousands)	$859	$2,413	$642

The Company received cash proceeds of $1.9 million, $0.5 million and $1.8 million from options exercised in 2011, 2010 and 2009, respectively.

During the year ended December 31, 2010, 672,300 options were exercised on a cashless basis, resulting in 120,695 shares being issued to employees and 551,605 shares being added to treasury stock.

The valuation of the options granted is based upon a Black Scholes model. The table below summarizes the assumptions used to value the options issued in 2011 and 2010. There were no options issued in 2009.

Year	Options Issued (in thousands)	Weighted Avg. Volatility	Expected Term	Risk Free Interest Rate	Expected Dividend Yield
2011	1,169	47%	2.5 years	0.8%	0%
2010	1,565	58%	2.5 years	2.6%	0%

The Company has no set policy for sourcing shares for options grants. Historically the shares issued under options grants have been new shares.

5.	STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

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

	Year Ended December 31,
Item	2011	2010	2009
Basic weighted average common stock issued and outstanding	57,047,531	56,465,800	57,408,223
Dilutive options	925,050	572,253	—

Total diluted shares	57,972,581	57,038,053	57,408,223

A total of 1,169,064, 1,420,940, and 1,435,572, shares under option were not included because they were anti-dilutive during the years ended December 31, 2011, 2010 and 2009, respectively.

In the year ended December 31, 2011 and 2010, the Company did not repurchase any shares of the Company’s common stock. Under previous share buyback programs, the Company acquired 2,327,779 shares in 2009.

VAALCO ENERGY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On September 14, 2007, the Board of Directors of the Company adopted a Rights Agreement dated as of September 14, 2007, between the Company and the Registrar and Transfer agent of the Company, as Rights Agent. Ratification of the rights plan required the affirmative vote of at least a majority vote of shares entitled to vote at the June 3, 2009 Annual Meeting. Stockholders did not approve the ratification. The Rights Agreement was redeemed at the rate of 1/10th of $0.01 per share and paid to stockholders at a cost to the Company of approximately $67,000 in 2009. In 2010, the Company received $5,000 for its share of the redemption held as treasury stock.

6.	INCOME TAXES

The Company and its domestic subsidiaries file a consolidated United States income tax return. Certain subsidiaries’ operations are also subject to foreign income taxes. Provision for income taxes consists of the following:

(In thousands)	Year Ended December 31,
	2011	2010	2009
U.S. Federal:
Current	$—	$—	$—
Deferred	—	—	—
Foreign:
Current	93,468	35,260	36,902
Deferred	—	—	—

Total	$93,468	$35,260	$36,902

The primary differences between the financial statement and tax bases of assets and liabilities at December 31, 2011 and 2010 are as follows: (In thousands)

	2011	2010
Deferred Tax Assets:
Basis difference in fixed assets	$23,821	$17,875
Foreign tax credit carry forward	57,825	37,950
Alternative minimum tax credit carryover	1,349	1,349
Foreign net operating losses	22,732	21,842
Asset retirement obligations	5,322	4,699
Other	1,566	(209)

	$112,615	$83,506
Valuation allowance	(111,266)	(82,157)

Total deferred tax asset	$1,349	$1,349

The Company’s unused foreign tax credit will start to expire between the years 2013 and 2021. The alternative minimum tax credits do not expire, and foreign net operating losses (“NOL”) are not subject to expiry dates. The NOL for the Company’s UK subsidiary can be carried forward indefinitely, while the NOLs for the Company’s Gabon and Angola subsidiaries are included in the respective subsidiaries’ cost oil accounts, which will be offset against future taxable revenues.

VAALCO ENERGY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pretax income (loss) is comprised of the following:

(In Thousands)	Year Ended December 31,
	2011	2010	2009
United States	($16,282)	($4,129)	($6,029)
Foreign	150,312	81,776	38,787

	$134,030	$77,647	$32,758

The statutory rate reconciliation is as follows:

(In Thousands)	Year Ended December 31,
	2011	2010	2009
Pre-tax income multiplied by 35%	$46,911	$27,176	$11,465
Foreign taxes not offset by U.S. foreign tax credits	46,557	8,084	25,437

Total income tax	$93,468	$35,260	$36,902

At December 31, 2011, the Company was subject to foreign and United States federal taxes only, with no allocations made to state and local taxes.

The following table summarizes the activity to the Company’s unrecognized tax benefits:

(In Thousands)	Year Ended December 31,
	2011	2010	2009
Balances at January 1,	$13,201	$13,201	$13,201
Increases related to prior year positions	0	0	0

Balance at December 31,	$13,201	$13,201	$13,201

If recognized, none of the uncertain tax positions would impact the effective rate because they would be offset by valuation allowance.

Our accounting policy is to recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company has no accruals for the payment of interest and penalties.

The following table summarizes the tax years that remain subject to examination by major tax jurisdictions:

United States	2006-2011
Gabon	2007-2011

VAALCO ENERGY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	COMMITMENTS AND CONTINGENCIES

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

Year	Full Charter Payment	Company Share
2012	$16,879	$4,739
2013	16,833	4,726
2014	16,833	4,726
2015	11,621	3,263

Total	$62,166	$17,454

The Company has recorded a liability of $0.4 million at December 31, 2011 representing the guarantee’s fair value.

The Company’s share of charter expense, including a $0.25 per bbl charter fee for production up to 20,000 BOPD and a $2.50 per bbl charter fee for those bbls produced in excess of 20,000 BOPD, was $7.3 million, $7.8 million and $7.4 million for the years ending December 31, 2011, 2010 and 2009, respectively.

Other Lease Obligations

In addition to the FPSO, the Company has operating lease obligations for rentals as follows: (In thousands)

Year	Gross Obligation	Company Share
2012	$10,579	$3,369
2013	4,166	1,500
2014	695	532
2015	433	433
2016	434	434
Thereafter	651	651

Total	$16,958	$6,919

The 2012 and 2013 lease obligation amounts are significantly higher than amounts for years beyond 2013 due to short term contracts for helicopter and marine vessels supporting the offshore Gabon operations.

The Company incurred rent expense of $3.6 million, $6.0 million and $5.3 million under operating leases for the years December 31, 2011, 2010 and 2009, respectively.

VAALCO ENERGY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gabon Obligation

Under the terms of the Etame Production Sharing Contract, the consortium is required to provide to the local government refinery a volume of crude at a 25% discount to market price (the “Gabon Obligation”). The volume required to be furnished is the amount of the Etame Marin block production divided by the total Gabon production times the volume of oil refined by the refinery per year. In 2011, the Company paid $2.8 million for its share of the 2010 obligation. In 2010, the Company paid $1.3 million for its share of the 2009 obligation. In 2009, the Company paid $2.8 million for its share of the 2008 obligation. The Company accrues an amount for the Gabon Obligation based on management’s best estimate of the volume of crude required, because the refinery does not publish its throughput figures. The amount accrued at December 31, 2011, for the Company’s share of the 2011 obligation is $4.0 million.

Offshore Gabon

In addition to the contractual obligations described above, the Company entered into a sixth exploration period extension during 2009 and is required to spend $5.3 million for its share of two exploration wells and to acquire and process 150 square kilometers of 3-D seismic on the Etame Marin block by July 2014. One of the two exploration commitment wells was drilled in 2010 on the Omangou prospect at a cost of $8.6 million ($2.6 million net to the Company). The seismic obligation was met with the acquisition of 223 square kilometers of 3-D seismic in 2011. The remaining obligation is the drilling of one exploration well.

As part of securing the second ten year production license with the government of Gabon, the Company agreed in principle to a cash funding arrangement for the eventual abandonment of the offshore wells, platforms and facilities. The agreement is not yet signed, but calls for annual funding for the next seven years at 12.14% of the total abandonment estimate per year and 5.0% per year for the last three years of the production license. The amounts paid will be reimbursed through the cost account and are non-refundable to the Company. The funding is expected to begin in 2012 after the agreement is finalized. The abandonment estimate for this purpose is estimated to be approximately $14.0 million net to the Company on an undiscounted basis. As in prior periods, the obligation for abandonment of the Gabon offshore facilities is included in the asset retirement obligation shown on the Company’s balance sheet.

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

In 2010, in conjunction with executing a farm-out agreement with Total Gabon, the exploration period was extended until May 2012. This extension requires the Company to reprocess 400 kilometers of 2-D seismic data and drill one exploration well. In return for Total Gabon funding an agreed portion of the new work commitment, Total Gabon will receive a 50% interest on the permit. The seismic reprocessing began in the first quarter of 2011 and was largely completed by the end of 2011. The Company expects to request an extension period in the first quarter of 2012 as the rig to drill the exploration well is not expected to be available until the third quarter of 2012. However, the Company can provide no assurances that such a request will be granted.

VAALCO ENERGY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Angola

In November 2006, the Company signed a production sharing contract for Block 5 offshore Angola. The four year primary term with an optional three year extension awards the Company exploration rights to 1.4 million acres offshore central Angola. The Company’s working interest is 40%. Additionally, the Company is required to carry the Angolan national oil company, Sonangol P&P, for 10% of the work program. During the first four years of the contract the Company was required to acquire and process 1,000 square kilometers of 3-D seismic, drill two exploration wells and expend a minimum of $29.5 million ($14.8 million net to the Company). The Company fulfilled its seismic obligation when it acquired 1,175 square kilometers of 3-D seismic data at a cost of $7.5 million ($3.75 million net to the Company) in January 2007 and 524 square kilometers of 3-D seismic data during the fourth quarter of 2008 at a cost of $6.0 million ($3.0 million net to the Company).

The government-assigned working interest partner was delinquent paying their share of the costs several times in 2009 and consequently was placed in a default position. By a governmental decree dated December 1, 2010, the former partner was removed from the production sharing contract, and a one year time extension was granted for drilling the two exploration commitment wells. Following the decree, the Company and the government of Angola have been working together to obtain a replacement partner. Options to amend the two-well commitment are also being discussed with the Angolan government. Because of the uncertainty surrounding the outcome of the discussions with the Angolan government, the Company recorded a full allowance of $4.4 million against the accounts receivable from partners for the amounts owed to the Company above its 40% working interest plus the 10% carried interest. In early 2012, the Angolan government granted a further one year extension for drilling the two exploration commitment wells in accordance with the production sharing contract.

Due to the timing uncertainty of obtaining a replacement partner and the outcome of discussions regarding modifying the drilling well commitments required by the production sharing contract, a time extension may be necessary beyond the current expiration date of November 30, 2012. If the government of Angola were to deny a request for a further time extension, the Company may be required to impair its leasehold costs and other investments totaling $11.0 million as of December 31, 2011. The Company may also be required to pay the Angolan government $10.0 million in lieu of drilling the two exploration commitment wells.

United States

In September 2011, the Company acquired a 65% working interest in approximately 22,000 gross acres (14,300 net acres) covering the Middle Bakken and deeper formations in the East Poplar unit and the Northwest Poplar field in Roosevelt County, Montana. Pursuant to the terms of the acquisition, the Company is required to drill three wells at its sole cost, one of which must be drilled by June 1, 2012 and the remaining two wells must be drilled by the end of 2012. A vertical exploration well, which met the time requirement for drilling the first well, was spudded in December 2011 to evaluate the formations. The Company expects to drill two additional wells on this property in 2012 in accordance with the terms of the agreement.

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

VAALCO ENERGY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In the second and third quarters of 2010, the Company drilled the Southeast Etame No. 1 well with two sidetracks in the Etame Marin block offshore Gabon. The well discovered a five meter sand of oil. Additional evaluation of the well and sidetrack information was conducted to facilitate options for developing the discovery. During 2011 and continuing into 2012, the Company and its joint venture partners continue to evaluate the merits of two development options which will lead to a single recommendation for the Company and the venture partners to approve. One option involves a sub-sea well to develop the Southeast Etame discovery only, whereas the second option envisions a platform development to access both the Southeast Etame area as well as the North Tchibala field, where a discovery was made on the block prior to VAALCO’s block participation. The Company believes a decision on the development plan for the Southeast Etame area will be made in 2012. The Company has capitalized $8.0 million for this well in accordance with the criteria contained in ASC Topic 932.

11.	EMPLOYEE BENEFIT PLANS

The Company sponsored a 401(k) plan, without a Company match feature, for its employees through the end of 2009. A replacement 401(k) plan was put in place in January 2010 which has a Company matching component. Costs incurred in 2011 and 2010 for administering the plan, including the match feature, were approximately $172,000 and $150,000, respectively. Costs incurred in 2009 for administering and ceasing the former 401(k) plan at December 31, 2009 were $151,000.

The Company also has a retirement and severance policy for its employees. The benefit is a one-time payment based on receiving one month’s pay at current pay rates for each year of employment. A liability has been recorded for this policy in the amount of $2.3 million and $2.0 million as of December 31, 2011 and 2010, respectively. No payments to retiring employees were made in 2011 or 2010. Payments totaled $277,000 in 2009.

VAALCO ENERGY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A summary of the recording of the estimated fair value of the Company’s asset retirement obligations is presented as follows:

(In Thousands)	Year Ended December 31,
	2011	2010	2009
Balances at January 1,	$13,425	$10,666	$10,071
Accretion Expense	1,014	825	811
Additions	96	2,016	720
Revisions	(7)	(82)	(936)

Balance December 31,	$14,528	$13,425	$10,666

During the year ended December 31, 2011, the Company increased the asset retirement obligations to recognize the abandonment liability for the new well in the Granite Wash formation in North Texas. During the year ended December 31, 2010, the Company increased the asset retirement obligations to recognize the abandonment liability for three new development wells (Ebouri 4-H, Etame 7-H, and S. Tchibala 2-H). The increase in the asset retirement obligation liabilities during the year ended December 31, 2009 was due to an additional well on the Ebouri platform.

As of December 31, 2011, the Company had $44,000 legally restricted for settling asset retirement obligations in the United States.

The Company does not plan to abandon any material assets over the next five years.

VAALCO ENERGY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	SEGMENT INFORMATION

The Company’s operations are based in Gabon, Angola, the British North Sea and in the United States. Management reviews and evaluates the operation of each geographic segment separately. The operations of all segments include exploration for and production of hydrocarbons where commercial reserves have been found and developed. The accounting policies of the reportable segments are the same as in Note 2. Revenues are based on the location of hydrocarbon production. The Company evaluates each segment based on income (loss) from operations. Segment activity for the years ended December 31, 2011, 2010 and 2009 are as follows: (in thousands)

2011	Gabon	Angola	North Sea	USA	Corporate and Other	Total
Revenues	$208,781	$—	$—	1,655	—	$210,436
Depreciation, depletion and amortization	23,604	20	—	1,922	50	25,596
Operating income (loss)	155,550	(6,221)	(382)	(7,680)	(8,706)	132,561
Interest income	80	—	—	—	104	184
Income taxes	93,468	—	—	—	—	93,468
Provision for bad debt	—	4,448	—	—	—	4,448
Impairment of long lived assets	—	—	—	4,975	—	4,975
Additions to properties and equipment	8,528	7	—	24,371	60	32,966
Long lived assets	68,965	10,964	—	19,772	147	99,848
Total assets	185,341	21,452	—	22,236	45,986	275,015

2010	Gabon	Angola	North Sea	USA	Corporate and Other	Total
Revenues	$134,346	$—	$—	126	$—	$134,472
Depreciation, depletion and amortization	19,946	16	—	11	48	20,021
Operating income (loss)	85,594	(2,846)	(425)	(387)	(3,813)	78,123
Interest income	85	—	—	—	66	151
Income taxes	35,260	—	—	—	—	35,260
Additions to properties and equipment	38,082	27	—	2,260	83	40,452
Long lived assets	83,412	10,977	—	2,295	136	96,820
Total assets	181,642	14,081	—	3,189	39,488	238,400

2009	Gabon	Angola	North Sea	USA	Corporate and Other	Total
Revenues	$115,214	$—	$—	84	$—	$115,298
Depreciation, depletion and amortization	20,702	14	—	1	43	20,760
Operating income (loss)	52,625	(3,218)	(9,819)	(28)	(6,541)	33,019
Interest income	91	36	—	—	527	654
Interest expense	450	—	—	—	—	450
Income taxes	36,902	—	—	—	—	36,902
Additions to (disposal of) properties and equipment	13,280	1	(794)	—	(328)	12,159

14.	IMPAIRMENT OF PROVED PROPERTIES

During the year ended December 31, 2011 the Company recognized an impairment loss in its United States segment for $5.0 million to write down the value of its first Granite Wash formation well to its estimated fair value of $4.2 million. Mechanical problems with the well have impacted the estimation of recoverable reserves from the well and an impairment was warranted.

VAALCO ENERGY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The initial measurement of these assets at fair value is calculated using discounted cash flow techniques and based on estimates of future revenues and costs associated with the Granite Wash formation well. Significant Level 3 assumptions associated with the calculation of discounted cash flows used in the impairment analysis include the Company’s estimate of future crude oil and natural gas prices, production costs, development expenditures, and anticipated production of proved and probable reserves, appropriate risk-adjusted discount rates and other relevant data. For crude oil, estimates were based on NYMEX West Texas Intermediate prices, adjusted for quality, transportation fees, and a regional price differential. For natural gas, estimates were based on NYMEX Henry Hub prices, adjusted for energy content, transportation fees, and a regional price differential.

15.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following represents our unaudited quarterly results for years ended December 31, 2011 and 2010. The quarterly results were prepared in accordance with generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results. These adjustments are of a normal recurring nature.

(In thousands of dollars except per share information)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2011
Total revenues(1)	$46,772	$58,547	$37,350	$67,767
Total operating costs and expenses	15,430	16,035	17,531	28,879
Operating income	31,342	42,512	19,819	38,888
Net income	12,896	13,510	3,455	10,701
Net income attributable to noncontrolling interest	(1,657)	(1,723)	(1,056)	(1,981)
Net income attributable to VAALCO Energy, Inc.	11,239	11,787	2,399	8,720

Basic net income per share attributable to VAALCO Energy, Inc.(2)	$0.20	$0.21	$0.04	$0.15

Diluted net income per share attributable to VAALCO Energy, Inc.(2)	$0.19	$0.20	$0.04	$0.15

(In thousands of dollars except per share information)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2010
Total revenues	$30,006	$33,675	$32,604	$38,187
Total operating costs and expenses	12,127	13,582	11,001	19,639
Operating income	17,879	20,093	21,603	18,548
Net income	6,924	11,414	13,933	10,116
Net income attributable to noncontrolling interest	(956)	(1,378)	(1,482)	(1,231)
Net income attributable to VAALCO Energy, Inc.	5,968	10,036	12,451	8,885

Basic net income per share attributable to VAALCO Energy, Inc.(2)	$0.11	$0.18	$0.22	$0.16

Diluted net income per share attributable to VAALCO Energy, Inc.(2)	$0.11	$0.18	$0.22	$0.15

(1)	The number of oil liftings conducted offshore Gabon were 3, 3, 2, and 4 for the 1st quarter, the 2nd quarter, the 3rd quarter, and the 4th quarter, respectively.
(2)	Quarterly income per share is based on the weighted average number of shares outstanding during the quarter. Because of changes in the number of shares outstanding during the quarters due to the exercise of stock options and issuance of common stock, the sum of quarterly earnings per share may not equal earnings per share for the year.

VAALCO ENERGY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

The following information is being provided as supplemental information in accordance with certain provisions of ASC Topic 932—Extractive Activities- Oil and Gas. The Company’s reserves are located offshore of Gabon and in Texas. The following tables set forth costs incurred, capitalized costs, and results of operations relating to oil and natural gas producing activities for each of the periods. (See Footnote 1—“ORGANIZATION”)

Costs Incurred in Oil and Gas Property

    Acquisition, Exploration and Development Activities

(In thousands)	United States
	2011	2010	2009
Costs incurred during the year:
Exploration—capitalized	$—	—	$—
Exploration—expensed	2,083	392	47
Acquisition	9,495	2,240	—
Development	14,936	—	—

Total	$26,514	2,632	$47

(In thousands)		International
	2011	2010	2009
Costs incurred during the year:
Exploration—capitalized	$69	$8,020	$2,257
Exploration—expensed	3,625	6,421	36,417
Acquisition	455	1,200	—
Development	8,011	29,927	12,143

Total	$12,160	$45,568	$50,817

Exploration expense includes $0.1 million, $2.6 million and $33.4 million for dry hole expense in 2011, 2010 and 2009, respectively.

Capitalized Costs Relating to Oil and Gas Producing Activities:

	December 31,
	2011	2010	2009
Capitalized costs— Properties not being amortized	$46,047	$25,504	$15,036
Properties being amortized(1)	182,820	170,457	140,555

Total capitalized costs	$228,867	$195,961	$155,591
Less accumulated depreciation, depletion, and amortization	(129,166)	(99,277)	(80,127)

Net capitalized costs	$99,701	$96,684	$75,464

(1)	Includes $10.4 million, $10.3 million, and $8.4 million asset retirement cost in 2011, 2010, and 2009, respectively.

VAALCO ENERGY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The capitalized costs pertain to the Company’s producing activities in Gabon, leasehold acreage in Gabon and Angola, and U.S. activities.

Results of Operations for Oil and Gas Producing Activities:

	United States			International
	2011	2010	2009	2011	2010	2009
				Gabon	Gabon	Gabon
Crude oil and gas sales	$1,655	$126	$84	$208,781	$134,346	$115,214
Production, G&A and other expense	(7,413)	(495)	(103)	(27,471)	(28,614)	(20,506)
Depreciation, depletion and amortization	(1,922)	(11)	(11)	(23,604)	(19,946)	(20,321)
Income tax	—	(7)	(8)	(93,468)	(35,260)	(36,902)

Results from oil and gas producing activities	$(7,680)	$(387)	$(38)	$64,238	$50,526	$37,485

Proved Reserves

Reserve reports as of December 31, 2011, 2010, and 2009 have been prepared by Netherland, Sewell & Associates, Inc., independent petroleum engineers. The following tables set forth the net proved reserves of the Company as of December 31, 2011, 2010 and 2009, and the changes during such periods.

	Oil (MBbls)	Gas (MMCF)
PROVED RESERVES:
BALANCE AT JANUARY 1, 2009	7,422	30
Production	(1,936)	(6)
Revisions of previous estimates	783	(1)
Extensions and discoveries	1,094	—

BALANCE AT DECEMBER 31, 2009	7,363	23
Production	(1,715)	(38)
Revisions of previous estimates	1,274	38
Extensions and discoveries	—	—

BALANCE AT DECEMBER 31, 2010	6,922	23
Production	(1,868)	(255)
Revisions of previous estimates	959	31
Extensions and discoveries	35	2,126

BALANCE AT DECEMBER 31, 2011	6,048	1,925

	Oil (MBbls)	Gas (MMCF)
PROVED DEVELOPED RESERVES
Balance at January 1, 2009	4,751	30
Balance at December 31, 2009	4,795	23
Balance at December 31, 2010	5,029	23
Balance at December 31, 2011	3,854	856

The Company’s proved developed reserves are located offshore Gabon and in Texas. The reserves in Gabon include the minority interest share of reserves held by the 9.99% owner of VAALCO International, Inc., which owns VAALCO Gabon (Etame), Inc.

VAALCO ENERGY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revisions in 2009 were attributable to better reservoir performance at the Etame field. Extensions and discoveries in 2009 were the result of successful drilling of step out wells at the Ebouri field that increased the amount of proven acreage for the field. Revisions in 2010 were primarily associated with better reservoir performance in several of the Etame Marin block fields. Revisions in 2011 were attributable to better reservoir performance at the Etame, Avouma, South Tchibala and Ebouri fields. In 2011, discoveries were attributable to the Granite Wash formation leases in North Texas.

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

Standardized Measure of Discounted Future Net Cash

    Flows Relating to Proved Oil Reserves

The information that follows has been developed pursuant to procedures prescribed by ASC Topic 932 and utilizes reserve and production data estimated by independent petroleum consultants. The information may be useful for certain comparison purposes, but should not be solely relied upon in evaluating VAALCO Energy, Inc. or its performance.

In accordance with the guidelines of the SEC, the Company’s estimates of future net cash flow from the Company’s properties and the present value thereof are made using oil and gas contract prices using a twelve month average of beginning of month prices and are held constant throughout the life of the properties except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. The future cash flows are also based on costs in existence at the dates of the projections, excluding Gabon royalties, and the interests of other consortium members. Future production costs do not include overhead charges allowed under joint operating agreements or headquarters general and administrative overhead expenses. Future development costs include $22.5 million attributable to future abandonment when the wells become uneconomic to produce.

(In thousands)	United States			International			Total
	December 31,			December 31,			December 31,
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Future cash inflows	$13,274	$407	$316	$623,546	$517,051	$394,500	$636,820	$517,458	$394,816
Future production costs	(1,661)	(203)	(179)	(154,020)	(140,470)	(84,154)	(155,681)	(140,673)	(84,333)
Future development costs	(4,180)	—	—	(85,528)	(71,190)	(59,054)	(89,708)	(71,190)	(59,054)
Future income tax expense	(1,347)	(34)	(27)	(181,886)	(159,811)	(130,732)	(183,233)	(159,845)	(130,759)

Future net cash flows	$6,086	$170	$110	$202,112	$145,580	$120,560	$208,198	$145,750	$120,670
Discount to present value at 10% annual rate	(3,150)	(41)	(19)	(38,861)	(20,885)	(18,132)	(42,011)	(20,926)	(18,151)

Standardized measure of discounted future net cash flows	$2,936	$129	$90	$163,251	$124,695	$102,428	$166,187	$124,824	$102,518

International income taxes represent amounts payable to the Government of Gabon on profit oil as final payment of corporate income taxes, and domestic income taxes represent amounts payable for severance taxes in Texas.

VAALCO ENERGY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in Standardized Measure of Discounted Future Net Cash Flows:

The following table sets forth the changes in standardized measure of discounted future net cash flows as follows:

(In thousands)	December 31,
	2011	2010	2009
BALANCE AT BEGINNING OF PERIOD	$124,824	$102,518	$64,953
Sales of oil and gas, net of production costs	(183,705)	(112,360)	(93,321)
Net changes in prices and production costs	194,633	139,810	148,174
Revisions of previous quantity estimates	75,713	71,600	30,178
Additions	7,742	—	42,106
Changes in estimated future development costs	(5,831)	(5,337)	(21,969)
Development costs incurred during the period	31,913	37,531	22,229
Accretion of discount	12,482	10,252	6,495
Net change of income taxes	4,455	(31,482)	(66,702)
Change in production rates (timing) and other	(96,039)	(87,708)	(29,625)

BALANCE AT END OF PERIOD	$166,187	$124,824	$102,518

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

In accordance with the guidelines of the Securities and Exchange Commission, the Company’s estimates of future net cash flow from the Company’s properties and the present value thereof are made using oil and gas contract prices using a twelve month average of beginning of month prices and are held constant throughout the life of the properties except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. In Gabon, the price was $110.08 per bbl. In the United States, the price was $78.89 per bbl of oil and $5.439 per Mcf of gas.

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

The consortium maintains a Cost Account, which entitles it to receive 70% of the production remaining after deducting the royalty so long as there are amounts remaining in the Cost Account. At December 31, 2011,

VAALCO ENERGY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

there was $3.8 million in the cost account net to the Company. As payment of corporate income taxes the consortium pays the government an allocation of the remaining “profit oil” production from the contract area ranging from 50% to 60% of the oil remaining after deducting the royalty and the cost oil. The percentage of “profit oil” paid to the government as tax is a function of production rates. So long as amounts remain in the Cost Account, the net share that the consortium receives from production can range from a low of 67.7% of production at production rate in excess of 25,000 BOPD to a high of 82.5% of production at rates below 5,000 BOPD. However, when the Cost Account becomes substantially recovered, the Company only recovers ongoing operating expenses and new project capital expenditures, resulting in a higher tax rate. The Cost Account has been substantially recovered since the first quarter of 2005. In 2009, the Company cost recovered 812,000 barrels out of a theoretical 1,391,000 barrels which would have been recoverable if the Cost Account was full. In 2010, the Company cost recovered 838,000 barrels out of a theoretical 1,200,000 barrels which would have been recoverable if the Cost Account was full. In 2011, the Company cost recovered 304,000 barrels out of a theoretical 1,303,000 barrels which would have been recoverable if the Cost Account was full.

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

The Mutamba Iroru production sharing contract entitles the Company to receive 70% of any future production remaining after deducting the royalty so long as there are amounts remaining in the Cost Account. At December 31, 2011 there was $28.2 million in the Cost Account. As payment of corporate income taxes the consortium pays the government an allocation of the remaining “profit oil” production from the contract area ranging from 50% to 63% of the oil remaining after deducting the royalty and the cost oil. The percentage of “profit oil” paid to the government as tax is a function of production rates. So long as amounts remain in the Cost Account, the net share that the consortium receives from production can range from a low of 72% of production at production rate in excess of 20,000 BOPD to a high of 85% of production at rates below 7,500 bbl per day. However, when the Cost Account becomes substantially recovered, the Company only recovers ongoing operating expenses and new project capital expenditures, resulting in a higher tax rate. The Mutamba Iroru service contract provides for all commercial discoveries to be reclassified into a development area with a term of twenty years. At December 31, 2011, the Company has no proved reserves related to the Mutamba Iroru block.

The Block 5 production sharing contract in Angola entitles the Company to receive 50% of the any future production so long as there are amounts remaining in the Cost Account. There are no royalty payments under the contract. The consortium pays the government an allocation of the remaining “profit oil” production from the contract area ranging from 30% to 90% of the oil remaining after deducting the cost oil. The percentage of “profit oil” paid to the government as tax is a function of the Company’s rate of return for each development area. The Block 5 production sharing contract provides for a discovery to be reclassified into a development area with a term of twenty years. At December 31, 2011, the Company has no proved reserves related to Block 5 in Angola.