Form 10-Q
period 2012-03-31
VAALCO ENERGY INC /DE/
filed 2012-05-08
CIK 894627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

    Yes  ☐    No  ☒.

As of April 30, 2012, there were outstanding 57,845,799 shares of common stock, $0.10 par value per share, of the registrant.

VAALCO ENERGY, INC. AND SUBSIDIARIES

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands of dollars, except number of shares and par value amounts)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$140,329	$137,139
Restricted cash	947	1,314
Receivables:
Trade	643	10,087
Accounts with partners, net of allowance of $4.7 million and $4.4 million at March 31, 2012 and December 31, 2011 respectively	13,649	6,974
Other	8,424	4,239
Crude oil inventory	1,842	757
Materials and supplies	450	235
Prepayments and other	4,966	2,178

Total current assets	171,250	162,923

Property and equipment—successful efforts method:
Wells, platforms and other production facilities	192,207	178,653
Undeveloped acreage	24,647	25,344
Work in progress	22,526	20,703
Equipment and other	6,787	4,543

	246,167	229,243
Accumulated depreciation, depletion and amortization	(134,733)	(129,395)

Net property and equipment	111,434	99,848

Other assets:
Deferred tax asset	1,349	1,349
Restricted cash	10,895	10,895

Total assets	$294,928	$275,015

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$33,461	$25,090

Total current liabilities	33,461	25,090

Asset retirement obligations	14,874	14,528
Other liabilities	2,330	2,330

Total liabilities	50,665	41,948

Commitments and contingencies (Note 4)

VAALCO Energy, Inc. shareholders’ equity:
Common stock, $0.10 par value, 100,000,000 authorized shares, 62,581,563 and 62,376,563 shares issued with 5,257,638 and 5,257,638 shares in treasury at March 31, 2012 and December 31, 2011, respectively	6,258	6,238
Additional paid-in capital	68,370	66,122
Retained earnings	189,757	180,739
Less treasury stock, at cost	(23,975)	(23,975)

Total VAALCO Energy, Inc. shareholders’ equity	240,410	229,124

Noncontrolling interest	3,853	3,943

Total Equity	244,263	233,067

Total Liabilities and Equity	$294,928	$275,015

See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

(unaudited)

(in thousands of dollars, except per share amounts)

	Three months ended March 31,
	2012	2011
Revenues:
Oil and gas sales	$45,286	$46,772

Operating costs and expenses:
Production expense	5,526	5,233
Exploration expense	853	1,119
Depreciation, depletion and amortization	5,003	6,098
General and administrative expense	3,483	2,980
Bad debt expenses	315	—

Total operating costs and expenses	15,180	15,430

Operating income	30,106	31,342

Other income (expense):
Interest income	41	36
Other, net	200	(194)

Total other income (expense)	241	(158)

Income before income taxes	30,347	31,184
Income tax expense	19,820	18,288

Net income	10,527	12,896
Less net income attributable to noncontrolling interest	(1,509)	(1,657)

Net income attributable to VAALCO Energy, Inc.	$9,018	$11,239

Basic net income per share attributable to VAALCO Energy, Inc. common shareholders	$0.16	$0.20

Diluted net income per share attributable to VAALCO Energy, Inc. common shareholders	$0.15	$0.19

Basic weighted average shares outstanding	57,195	56,971

Diluted weighted average shares outstanding	58,308	58,258

See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(in thousands of dollars)

	VAALCO Energy, Inc. Shareholders
	Common	Aditional	Retained	Treasury	Noncontrolling
Three Months Ended March 31, 2012	Stock	Paid-In Capital	Earnings	Stock	Interest	Total
Balance at January 1, 2012	$6,238	$66,122	$180,739	$(23,975)	$3,943	$233,067

Proceeds from stock issuance	20	896	—	—	—	916

Stock based compensation	—	1,352	—	—	—	1,352

Net income	—	—	9,018	—	1,509	10,527

Distribution to noncontrolling interest	—	—	—	—	(1,599)	(1,599)

Balance at March 31, 2012	$6,258	$68,370	$189,757	$(23,975)	$3,853	$244,263

	VAALCO Energy, Inc. Shareholders
	Common	Aditional	Retained	Treasury	Noncontrolling
Three Months Ended March 31, 2011	Stock	Paid-In Capital	Earnings	Stock	Interest	Total
Balance at January 1, 2011	$6,282	$64,314	$146,594	$(25,665)	$4,718	$196,243

Proceeds from stock issuance	20	1,007	—	—	—	1,027

Stock based compensation	—	1,258	—	—	—	1,258

Net income	—	—	11,239	—	1,657	12,896

Distribution to noncontrolling interest	—	—	—	—	(1,499)	(1,499)

Balance at March 31, 2011	$6,302	$66,579	$157,833	$(25,665)	$4,876	$209,925

See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

(in thousands of dollars)

	Three Months Ended
	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$10,527	$12,896
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	5,003	6,098
Unrealized foreign exchange loss (gain)	(142)	112
Stock based compensation	1,352	1,258
Bad debt provision	315	—
Change in operating assets and liabilities:
Trade receivables	9,444	3,723
Accounts with partners	(7,091)	(324)
Other receivables	(3,119)	(548)
Crude oil inventory	(498)	(176)
Materials and supplies	(215)	29
Prepayments and other	(2,797)	(1,708)
Accounts payable and accrued liabilities	2,382	(7,565)

Net cash provided by operating activities	15,161	13,795

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash	367	3,546
Property and equipment expenditures	(10,739)	(5,475)

Net cash used in investing activities	(10,372)	(1,929)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	—	1,008
Distribution to noncontrolling interest	(1,599)	(1,499)

Net cash used in financing activities	(1,599)	(491)

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,190	11,375

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	137,139	81,234

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$140,329	$92,609

Supplemental disclosure of cash flow information
Cash paid for income taxes	$25,054	$15,154

Supplemental disclosure of non cash flow information
Property and equipment additions incurred during period but not paid at period end	$12,542	$566

Receivable from employees for stock option exercise	$916	$—

See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOUNTING POLICIES

The condensed consolidated financial statements of VAALCO Energy, Inc. and subsidiaries (collectively, “VAALCO” or the “Company”), included herein are unaudited, but include all adjustments consisting of normal recurring accruals which the Company deems necessary for a fair presentation of its financial position, results of operations and cash flows for the interim period. Such results are not necessarily indicative of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2011, which also contains a summary of the significant accounting policies followed by the Company in the preparation of its consolidated financial statements. These policies were also followed in preparing the quarterly report included herein. The Company follows the successful efforts method of accounting for oil and gas exploration and development costs.

VAALCO is a Houston-based independent energy company, principally engaged in the acquisition, exploration, development and production of crude oil and natural gas. VAALCO owns producing properties and conducts exploration activities as operator internationally in Gabon and Angola and domestically in Montana and Texas. The Company operates oil production sharing contracts in Gabon and Angola. In the United States the Company operates properties in Texas and Montana. Additionally, the Company has minor interests in Brazos County, Texas producing from the Buda/Georgetown formations. The Company also owns certain minor non-operated interests in the Ship Shoal area of the Gulf of Mexico and in Pickens County, Alabama.

VAALCO’s subsidiaries include VAALCO Gabon (Etame), Inc., VAALCO Production (Gabon), Inc., VAALCO Angola (Kwanza), Inc., VAALCO UK (North Sea), Ltd., and VAALCO Energy (USA), Inc.

The Company has evaluated subsequent events through May 8, 2012, the date the financial statements were issued. No material subsequent events came to our attention during this period.

2. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is calculated using the average number of shares of common stock outstanding during each period. Diluted EPS assumes the exercise of all stock options having exercise prices less than the average market price of the common stock using the treasury stock method.

Diluted shares consist of the following:

	Three months ended,
	March 31, 2012	March 31, 2011
Basic weighted average common stock issued and outstanding	57,195,037	56,970,688
Dilutive options	1,112,491	1,287,017

Total dilutive shares	58,307,528	58,257,705

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Options to purchase 1,023,900 and 1,320,940 shares were excluded in the quarters ended March 31, 2012 and 2011, respectively, because they would be anti-dilutive.

3. STOCK-BASED COMPENSATION

Stock options are granted under the Company’s long-term incentive plan and have an exercise price that may not be less than the fair market value of the underlying shares on the date of grant. In general, stock options granted will become exercisable over a period determined by the Compensation Committee which in the past has been a five year life, with the options vesting over a two or three year period. A third of the stock options granted in March 2012 and 2011 were vested immediately with the remainder vesting over a two year period. In addition, stock options will become exercisable upon a change in control, unless provided otherwise by the Compensation Committee. At March 31, 2012, there were 358,946 shares subject to options authorized, but not granted.

For the three months ended March 31, 2012 and 2011, the Company recognized non-cash compensation expense of $1.4 million and $1.3 million related to stock options, respectively. These amounts were recorded as general and administrative expense. Because the Company does not pay significant United States federal income taxes, no amounts were recorded for tax benefits related to excess stock based compensation deductions.

A summary of the stock option activity for the three months ended March 31, 2012 is provided below:

	Number of Shares Underlying Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of period	3,805	$5.10	2.94
Granted	1,024	$8.81	4.96
Exercised	(205)	$4.46	0.17
Forfeited	—	$0.00	—

Outstanding at end of period	4,624	$5.87	3.30	$8.26

Vested - end of period	3,707	$5.31	2.98	$8.11

Vested and expected to vest - end of period	4,338	$5.87	3.30	$8.22

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

As of March 31, 2012, unrecognized compensation costs totaled $2.0 million. The expense is expected to be recognized over a weighted average period of 1.7 years.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. COMMITMENTS AND CONTINGENCIES

Offshore Gabon

The Company entered into a sixth exploration period extension during November 2009 and is required to spend $5.3 million for its share of two exploration wells and to acquire and process 150 square kilometers of 3-D seismic on the Etame Marin block by July 2014. One of the two exploration commitment wells was drilled in 2010 on the Omangou prospect at a cost of $8.6 million ($2.6 million net to the Company). The seismic obligation was met with the acquisition of 223 square kilometers of 3-D seismic in 2011. The remaining obligation is the drilling of one exploration well by July 2014.

As part of securing the second ten year production license with the government of Gabon, the Company agreed in January 2012 to a cash funding arrangement for the eventual abandonment of the offshore wells, platforms and facilities. The agreement calls for annual funding for the next seven years at 12.14% of the total abandonment estimate per year and 5.0% per year for the last three years of the production license. The amounts paid will be reimbursed through the cost account. The funding is expected to begin in 2012 after the details are agreed with the government of Gabon. The abandonment costs for this purpose are estimated to be approximately $14.0 million net to the Company on an undiscounted basis. As in prior periods, the obligation for abandonment expenses related to the Gabon offshore facilities is included in the asset retirement obligation shown on the Company’s balance sheet.

Onshore Gabon

In October 2010, the Company signed a second exploration period extension for the Mutamba Iroru block which expires in May 2012. The Company is obligated to reprocess 400 square kilometers of 2D seismic and drill one exploration well. An agreement with Total Gabon (“Total”) was completed in August 2010, which established a joint operation on the block whereby Total acquired a 50% working interest in the block effective November 1, 2010. The terms of the agreement provide for Total paying 75% of the seismic reprocessing costs and the exploration well drilling costs. The seismic reprocessing has been completed.

A third exploration period extension was signed in April 2012 extending the contract until the end of February 2013. The latest extension requires the Company to reprocess an additional 350 kilometers of 2-D seismic.

The well location site has been determined and drilling the exploration well is expected in the second half of 2012. The additional seismic reprocessing required by the third extension is scheduled to commence in the second quarter of 2012 with the cost being equally split between the Company and Total Gabon.

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

The government-assigned working interest partner was delinquent paying their share of the costs several times in 2009 and consequently was placed in a default position. By a governmental decree dated December 1, 2010, the former partner was removed from the production sharing contract, and a one year time extension was granted for drilling the two exploration commitment wells. Following the decree, the Company and the government of Angola have been working together to obtain a replacement partner. In early 2012, the Angolan government granted a further one year extension to November 30, 2012 for drilling the two exploration commitment wells in accordance with the production sharing contract.

In the first quarter 2012, the Company provided the Angolan government with a written offer that would allow the Company to proceed with exploration activities without obtaining a new partner, subject to certain criteria including changes to the work commitment and working interest percentages. The Company is waiting on a response from the Angolan government.

Because of the continuing uncertainty with the Angolan government providing a replacement partner, the Company has recorded a full allowance totaling $4.7 million as of March 31, 2012, against the accounts receivable from partners for the amounts owed to the Company above its 40% working interest plus the 10% carried interest. The allowance recorded in the first quarter of 2012 totaled $0.3 million with the remainder having been recorded in 2011.

Due to the timing uncertainty of either obtaining a replacement partner or amending the contract by virtue of the Company’s offer, an additional time extension may be necessary beyond the current expiration date of November 30, 2012. The Company can provide no assurances that such an extension will be granted, if necessary. If the government of Angola were to deny a request for a further time extension, the Company may be required to impair its leasehold costs and other investments which totaled $11.0 million as of March 31, 2012. The Company may also have to pay $10.0 million to the government of Angola for failing to drill the two exploration commitment wells. The $10.0 million is currently recorded as restricted cash and is held in a financial institution located in the United States.

United States

In September 2011, the Company acquired a 65% working interest in approximately 22,000 gross acres (14,300 net acres) in the East Poplar Dome field in Roosevelt County, Montana. The primary objective for this field is the Bakken/Three Forks combined formation. Pursuant to the terms of the acquisition, the Company is required to drill three wells at its sole cost, one of which must be drilled by June 1, 2012, with the remaining two wells by the end of 2012. A vertical exploration well, which met the time requirement for drilling the first well, was spudded in December 2011 to evaluate the formations. Following analysis conducted in the first quarter of 2012, the well is being tested in multiple formations in the second quarter of 2012 to target the formation for completion.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company expects to drill the two additional wells on this property in the second half of 2012 in accordance with the terms of the lease.

5. CAPITALIZATION OF EXPLORATORY WELL COSTS

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

In the second and third quarters of 2010, the Company drilled the Southeast Etame No. 1 well with two sidetracks in the Etame Marin block offshore Gabon. The well discovered a five meter sand of oil. Additional evaluation of the well and sidetrack information was conducted to facilitate options for developing the discovery. The Company and its joint venture partners continue to evaluate the merits of two development options. One option involves a sub-sea well to develop the Southeast Etame discovery only, whereas the second option envisions a platform development to access both the Southeast Etame area as well as the North Tchibala field, where a discovery was made on the block prior to VAALCO’s block participation. The Company believes a decision on the development plan for the Southeast Etame area will be made in mid-2012 at the next scheduled formal meeting of the Company and its venture partners. The Company has capitalized $8.0 million for this well in accordance with the criteria contained in ASC Topic 932.

6. SEGMENT INFORMATION

The Company’s operations are based in Gabon, Angola, the United States and in the United Kingdom. Management reviews and evaluates the operation of each geographic segment separately. The operations of all segments include exploration for and production of hydrocarbons where commercial reserves have been found and developed. Revenues are based on the location of hydrocarbon production. The Company evaluates each segment based on operating income. Segment activity for the three months ended March 31, 2012 and 2011 are as follows: (in thousands)

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Gabon	Angola	United Kingdom	USA	Corporate and Other	Total
Three months ended March 31,
2012
Revenues	$44,727	$—	$—	$559	$—	$45,286
Operating income (loss)	34,346	(614)	(74)	(762)	(2,790)	30,106

2011
Revenues	$46,736	$—	$—	$36	$—	$46,772
Operating income (loss)	35,001	(455)	(126)	(376)	(2,702)	31,342

	Gabon	Angola	United Kingdom	USA	Corporate and Other	Total
Total Assets
As of March 31, 2012	$191,312	$21,341	$—	$37,823	$44,452	$294,928
As of December 31, 2011	185,341	21,452	—	22,236	45,986	275,015

VAALCO ENERGY, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created by those laws. The Company has based these forward-looking statements on its current expectations and projections about future events. These forward-looking statements include information about possible or assumed future results of the Company’s operations. All statements, other than statements of historical facts, included in this Report that address activities, events or developments that the Company expects or anticipates may occur in the future, including without limitation, statements regarding the Company’s financial position, operating performance and results, reserve quantities and net present values, market prices, business strategy, derivative activities, the amount and nature of capital expenditures, plans and objectives of the Company’s management for future operations are forward-looking statements. When the Company uses words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “forecast,” “outlook,” “aim,” “will,” “could,” “should,” “may,” “likely,” “plan,” “probably” or similar expressions, the Company is making forward-looking statements. Many risks and uncertainties that could affect the Company’s future results and could cause results to differ materially from those expressed in the Company’s forward-looking statements include, but are not limited to: the volatility of oil and natural gas prices; the uncertainty of estimates of oil and natural gas reserves; the impact of competition; the availability and cost of seismic, drilling and other equipment; operating hazards inherent in the exploration for and production of oil and natural gas; difficulties encountered during the exploration for and production of oil and natural gas; difficulties encountered in delivering oil to commercial markets; discovery, acquisition, development and replacement of oil and gas reserves; timing and amount of future production of oil and gas; hedging decisions, including whether or not to enter into derivative financial instruments; our ability to effectively integrate companies and properties that we acquire; general economic conditions, including any future economic downturn, disruption in financial markets and the availability of credit; changes in customer demand and producers’ supply; future capital requirements and the Company’s ability to attract capital; currency exchange rates; actions by the governments and events occurring in the countries in which we operate; actions by our venture partners; compliance with, or the effect of changes in, governmental regulations regarding the Company’s exploration and production, including those related to climate change; actions of operators of the Company’s oil and gas properties; weather conditions; and statements set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of these assumptions and therefore also the forward-looking statements based on these assumptions, could themselves prove to be inaccurate. In light of the significant uncertainties inherent in the forward-looking statements which are included in this Report, the Company’s inclusion of this information is not a representation by the Company or any other person

VAALCO ENERGY, INC. AND SUBSIDIARIES

that the Company’s objectives and plans will be achieved. The Company’s forward-looking statements speak only as of the date made and the Company will not update these forward-looking statements unless the securities laws require the Company to do so. The Company’s forward-looking statements are expressly qualified in their entirety by this cautionary statement. In light of these risks, uncertainties and assumptions, any forward-looking events discussed in this Report may not occur.

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

Offshore Gabon

The Company’s primary source of revenue is from the Etame Production Sharing Contract related to the Etame Marin block located offshore the Republic of Gabon. VAALCO operates the Etame Marin block on behalf of a consortium of companies. At March 31, 2012, VAALCO owned a 30.35% interest in the exploration acreage within the Etame Marin block. The Company owns a 28.1% interest in the development areas in and surrounding the Etame, Avouma, South Tchibala and Ebouri fields, each of which is located on the Etame Marin block. The development areas were subject to a 7.5% back-in by the Government of Gabon, which occurred for these fields after their successful development.

The Company produces from the Etame, Avouma, South Tchibala and Ebouri fields on the block. Oil production commenced from the Etame field in September 2002, from the Avouma and South Tchibala fields in January 2007, and from the Ebouri field in January 2009. During the three months ended March 31, 2012, the Etame, Avouma, South Tchibala and Ebouri fields produced approximately 1.9 million bbls (0.5 million bbls net to the Company).

The Company has two platforms in the Etame Marin block. During the three months ended March 31, 2012, the Company continued to invest in platform modifications to both of the offshore platforms to accommodate the drilling of additional wells planned to begin in the second half of 2012. Additionally, the Company continued to invest in electrical and power generation upgrades on both platforms. The Company also invested in the construction of water knock-out facilities for the Avouma platform, which it expects to install in the second half of 2012 along with a new personnel accommodation module.

In addition, plans to build a third platform to be located in the Etame field were advanced resulting in the contracting for detailed engineering specifications. This platform will provide the capacity to drill multiple wells in the Etame field. A possible fourth platform continues to be evaluated by the Company and its block partners to develop the 2010 discovery in the Southeast Etame area as part of future development plans for the Etame Marin block. The decision on how to develop the 2010 discovery in the Southeast Etame area is expected to be made in mid-2012.

VAALCO ENERGY, INC. AND SUBSIDIARIES

The sixth exploration period expires in July 2014. Prior to the expiration of this period, the Company is obligated to drill two exploration wells. In 2010, the Company fulfilled one of the two required exploration well obligations with the drilling of the Omangou well, an unsuccessful effort. The remaining commitment in the exploration period is the drilling of one additional exploration well.

As part of securing the second ten year production license with the government of Gabon, in January 2012 the Company agreed to a cash funding arrangement for the eventual abandonment of the offshore wells, platforms and facilities. The agreement calls for annual funding for the next seven years at 12.14% of the total abandonment estimate per year and 5.0% per year for the last three years of the production license. The amounts paid will be reimbursed through the cost account. The funding is expected to begin in 2012 after the details are agreed with the government of Gabon. The Company also agreed to a fixed royalty rate of 13% replacing the sliding scale royalty provided for in the production sharing contract. In recent years, the Company has been paying royalty at a rate of 15%.

Onshore Gabon

The Company executed a farm-out agreement in August 2010 with Total Gabon on the Mutamba Iroru block located onshore near the coast in central Gabon. The Mutamba Iroru block contains an exploration area of approximately 270,000 acres. Under the terms of the agreement, the Company and Total Gabon committed to reprocess 400 kilometers of 2-D seismic data and drill one exploration well. The seismic work was substantially completed in 2011. Drilling of the exploration well is expected in the second half of 2012. In return for funding 75% of the work commitment (seismic reprocessing and exploration well costs), Total Gabon will receive a 50% interest on the permit. In 2010, the exploration permit was successfully extended until May 2012.

A third exploration period extension was signed in April 2012 extending the contract until the end of February 2013. The latest extension requires the Company to reprocess an additional 350 kilometers of 2-D seismic.

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

The government-assigned working interest partner was delinquent paying their share of the costs several times in 2009 and consequently was placed in a default position. By a governmental decree dated December 1, 2010, the former partner was removed from the production sharing contract, and a one year time extension was granted for drilling the two exploration commitment

VAALCO ENERGY, INC. AND SUBSIDIARIES

wells. Following the decree, the Company and the government of Angola have been working together to obtain a replacement partner. In early 2012, the Angolan government granted a further one year extension to November 30, 2012 for drilling the two exploration commitment wells in accordance with the production sharing contract.

In the first quarter 2012, the Company provided the Angolan government with a written offer that would allow the Company to proceed with exploration activities without obtaining a new partner, subject to certain criteria including changes to the work commitment and working interest percentages. The Company is waiting on a response from the Angolan government.

Because of the continuing uncertainty with the Angolan government providing a replacement partner, the Company has recorded a full allowance totaling $4.7 million as of March 31, 2012, against the accounts receivable from partners for the amounts owed to the Company above its 40% working interest plus the 10% carried interest. The allowance recorded in the first quarter of 2012 totaled $0.3 million with the remainder having been recorded in 2011.

Due to the timing uncertainty of either obtaining a replacement partner or amending the contract by virtue of the Company’s offer, an additional time extension may be necessary beyond the current expiration date of November 30, 2012. The Company can provide no assurances that such an extension will be granted, if necessary. If the government of Angola were to deny a request for a further time extension, the Company may be required to impair its leasehold costs and other investments which totaled $11.0 million as of March 31, 2012. The Company may also have to pay $10.0 million to the government of Angola for failing to drill the two exploration commitment wells. The $10.0 million is currently recorded as restricted cash and is held in a financial institution located in the United States.

International – Outside Operated

The United Kingdom subsidiary was largely inactive in 2011 and the first quarter of 2012.

Onshore Domestic-Texas

The Company acquired a 640 acre lease in the Granite Wash formation in North Texas in December 2010 and a 480 acre lease in the same formation in July 2011. The first well on the initial acreage began production in August 2011, but mechanical problems with the well exist and the Company recorded an impairment on the well in the fourth quarter of 2011. In November 2011, the Company commenced drilling a second well on the initial Granite Wash formation lease. The well landed in the objective reservoir in February 2012 and was successfully completed and began production in March 2012.

The acreage on the first Granite Wash formation is held by production. The expiration date of the primary term of the second Granite Wash lease is August 2014.

Onshore Domestic—Montana

In May 2011, the Company acquired a 70% working interest in approximately 5,200 acres (3,640 net acres) in the Salt Lake field in Sheridan County, Montana. The Company plans to drill two wells on this prospective Bakken/Three Forks acreage in 2012.

VAALCO ENERGY, INC. AND SUBSIDIARIES

In September 2011, the Company acquired a 65% working interest in approximately 22,000 gross acres (14,300 net acres) in the East Poplar Dome field in Roosevelt County, Montana. The primary objective for this field is the Bakken/Three Forks formation. Pursuant to the terms of the acquisition, the Company is required to drill three wells at its sole cost, one of which must be drilled by June 1, 2012, with the remaining two wells by the end of 2012. A vertical exploration well, which met the time requirement for drilling the first well, was spudded in December 2011 to evaluate the formations. Following analysis conducted in the first quarter of 2012, the well is being tested in multiple formations in the second quarter of 2012 to target the formation for completion.

Two additional wells are expected to be drilled on this property in 2012 in accordance with the terms of the lease.

Domestic – Outside Operated

The Company has minor interests in Brazos County, Texas producing from the Buda/Georgetown formations. The Company also owns certain minor non-operated interests in the Ship Shoal area of the Gulf of Mexico and in Pickens County, Alabama. No significant activity was undertaken on these properties in the three months ended March 31, 2012.

CAPITAL RESOURCES AND LIQUIDITY

Cash Flows

Net cash provided by operating activities for the three months ended March 31, 2012 was $15.2 million, as compared to $13.8 million for the three months ended March 31, 2011. The increase in cash provided by operations for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was primarily due to a $4.7 million positive variance in changes in operating assets and liabilities, partly offset by a $1.0 million decrease in non-cash charges to net income, as well as a $2.4 million negative variance in net income.

Net cash used in investing activities for the three months ended March 31, 2012 was $10.4 million, compared to net cash used in investing activities for the three months ended March 31, 2011 of $1.9 million. For the three months ended March 31, 2012 the Company paid $10.7 million for capital expenditures, partly offset by a $0.4 million release of restricted cash in Gabon. For the three months ended March 31, 2011 the Company paid $5.5 million for capital expenditures, partially offset by the release of restricted cash in Gabon of $3.5 million.

For the three months ended March 31, 2012 cash used in financing activities consisted of distributions to a noncontrolling interest owner of $1.6 million. For the three months ended March 31, 2011, cash used in financing activities was $0.5 million, consisting of distributions to a noncontrolling interest owner of $1.5 million, partly offset by $1.0 million proceeds received from the issuance of common stock upon the exercise of options.

VAALCO ENERGY, INC. AND SUBSIDIARIES

Capital Expenditures

During the three months ended March 31, 2012, the Company incurred $16.9 million of net property and equipment additions, primarily associated with drilling a well in the Texas Granite Wash formation ($8.8 million), an exploration well in the Montana East Poplar Dome unit ($5.0 million) and $3.1 million for offshore platform modifications in Gabon. During the remainder of 2012, the Company anticipates its share of capital expenditures will approximate $40.0 million for drilling four additional wells in the United States, plus wells and offshore infrastructure projects in Gabon.

Oil and Gas Exploration Costs

The Company uses the “successful efforts” method of accounting for its oil and gas exploration and development costs. All expenditures related to exploration, with the exception of costs of drilling exploratory wells are charged as an expense when incurred. The costs of exploratory wells are capitalized pending determination of whether commercially producible oil and gas reserves have been discovered. If the determination is made that a well did not encounter potentially economic oil and gas quantities, the well costs are charged as an expense. For the three months ended March 31, 2012, exploration expense was $0.9 million, including $0.4 million spent onshore Gabon for seismic reprocessing and $0.3 million spent offshore Gabon for seismic acquisition. For the three months ended March 31, 2011, exploration expense was $1.1 million, primarily in North America ($0.8 million).

Liquidity

The Company’s primary source of capital has been cash flows from operations. At March 31, 2012, the Company had unrestricted cash of $140.3 million. The Company believes that this cash combined with cash flow from operations will be sufficient to fund the Company’s remaining 2012 capital expenditure budget, and additional investments in working capital resulting from potential growth. As operator of the Etame Marin and Mutamba Iroru blocks in Gabon, Block 5 in Angola, and the two Middle Bakken formation properties in Montana, the Company enters into project related activities on behalf of its working interest partners. The Company generally obtains advances from it partners prior to significant funding commitments.

Substantially all of the Company’s crude oil and gas is sold at the well head at posted or index prices under short-term contracts. In Gabon, the Company markets its crude oil under an agreement with Mercuria Trading NV (“Mercuria”). While the loss of Mercuria as a buyer might have a material adverse effect on the Company in the near term, management believes that the Company would be able to obtain other customers for its crude oil in Gabon.

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

VAALCO ENERGY, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

Three months ended March 31, 2012 compared to three months ended March 31, 2011

Revenues

Total revenues were $45.3 million for the three months ended March 31, 2012 compared to $46.8 million for the comparable period in 2011. The Company sold approximately 388,000 net barrels of oil equivalent from two liftings at an average price of $116.59 in the three months ended March 31, 2012. The Company sold approximately 450,800 net barrels of oil equivalent from three liftings at an average price of $103.76 in three months ended March 31, 2011.

Revenues include $3.1 million to reflect a reduction in the royalty percentage paid to the Republic of Gabon retroactive to July 2011. The royalty reduction was prompted by the Gabon government to change the sliding scale royalty rate in the production sharing contract to a fixed rate. The revenues associated with the royalty reduction carried into the profit oil component resulting in additional income taxes of $1.5 million. The net effect of the royalty adjustment was a $1.6 million increase in net income.

Crude oil production from the Etame, Avouma, South Tchibala and Ebouri fields averaged approximately 21,100 barrels oil per day (“BOPD”) on a gross basis (approximately 5,200 BOPD net to VAALCO) in the three months ended March 31, 2012 compared to approximately 23,200 BOPD on a gross basis (approximately 5,700 BOPD net to VAALCO) in the three months ended March 31, 2011. The decrease in year-over-year production volumes primarily reflects normal decline from mature Gabon offshore wells.

Crude oil sales are a function of the number and size of crude oil liftings in each quarter from the floating production, storage and offloading facility and thus crude oil sales do not always coincide with volumes produced in any given quarter.

Operating Costs and Expenses

Total production expenses for the three months ended March 31, 2012 were $5.5 million compared to $5.2 million in the three months ended March 31, 2011. The Company matches production expenses with crude oil sales. Any production expenses associated with unsold crude oil inventory are capitalized. For the three months ended March 31, 2012, production expenses of $0.5 million were capitalized, as compared to $0.2 million in the same period in 2011. The higher production expenses are primarily due to the Gabon refinery subsidy obligation which totaled $1.1 million during the three months ended March 31, 2012 compared to $0.6 million for the three months ended March 31, 2011.

For the three months ended March 31, 2012, exploration expense was $0.9 million, including $0.4 million spent onshore Gabon for seismic reprocessing and $0.3 million spent offshore Gabon for seismic acquisition. For the three months ended March 31, 2011, exploration expense was $1.1 million, primarily in North America ($0.8 million).

Depreciation, depletion and amortization expenses were $5.0 million in the three months ended March 31, 2012 compared to $6.1 million in the three months ended March 31, 2011. The lower depreciation, depletion and amortization expenses during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 are due to lower sales volumes.

VAALCO ENERGY, INC. AND SUBSIDIARIES

General and administrative expenses for the three months ended March 31, 2012 and 2011 were $3.5 million and $3.0 million, respectively. During the three months ended March 31, 2012 and 2011, the Company incurred stock based compensation expense of $1.4 million and $1.3 million, respectively. In each of the three month periods ended March 31, 2012 and 2011, the Company benefited from overhead reimbursement associated with production and development operations on the Etame Marin block. Overhead reimbursement for the three months ended March 31, 2012 was $0.6 million compared to $0.9 million in the same period in 2011.

Income Taxes

Income tax expense amounted to $19.8 million and $18.3 million for the three months ended March 31, 2012 and 2011, respectively. In the three months ended March 31, 2012 and in the three months ended March 31, 2011, the income taxes were all paid in Gabon. Income tax paid to the government of Gabon is a function of taxation on the remaining profit oil value after deducting the royalty and the cost oil values. At the average production rate for each of the three months in the first quarter of 2012, the applicable tax rate was 52.6% of the value of the profit oil.

Included in the income tax paid in the three months ended March 31, 2012 was $1.5 million attributable to the royalty rate reduction that was prompted by the Gabon government to change the sliding scale royalty rate in the production sharing contract to a fixed rate. Revenues of $3.1 million associated with the royalty reduction carried into the profit oil component resulting in the additional income tax. The net effect of the royalty adjustment was a $1.6 million increase in net income.

Net Income

Net income, including the noncontrolling interest, was $10.5 million for the three months ended March 31, 2012, compared to net income of $12.9 million for the same period in 2011. The lower net income for the three month period in 2012 versus 2011 is attributable to lower oil revenues and higher income taxes.

Net income allocated to noncontrolling interest was $1.5 million and $1.7 million in the three months ended March 31, 2012 and 2011, respectively. The noncontrolling interest is associated with VAALCO Energy (International), Inc., a subsidiary that is 90.01% owned by the Company.

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

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There have been no material changes to the disclosure on this matter since our annual report on form 10-K for the year ended December 31, 2011.

ITEM 6.	EXHIBITS

(a) Exhibits

3.	Articles of Incorporation and Bylaws

3.1 Amended and Restated Bylaws (filed as Exhibit 3.1 to Company’s Report on Form 8-K filed with the Commission on March 2, 2009, and hereby incorporated by reference herein)

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

Interactive Data Files

101.INS XBRL Instance Document.*

101.SCH XBRL Taxonomy Schema Document.*

101.CAL XBRL Calculation Linkbase Document.*

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
Gregory R. Hullinger, Chief Financial Officer
(on behalf of the Registrant and as the principal financial officer)

Dated: May 8, 2012

EXHIBIT INDEX

Exhibits

3.	Articles of Incorporation and Bylaws

3.1 Amended and Restated Bylaws (filed as Exhibit 3.1 to Company’s Report on Form 8-K filed with the Commission on March 2, 2009, and hereby incorporated by reference herein)

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

Interactive Data Files

101.INS XBRL Instance Document.*

101.SCH XBRL Taxonomy Schema Document.*

101.CAL XBRL Calculation Linkbase Document.*

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