Form 10-Q
period 2013-03-31
VAALCO ENERGY INC /DE/
filed 2013-05-09
CIK 894627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 30, 2013, there were outstanding 57,909,800 shares of common stock, $0.10 par value per share, of the registrant.

VAALCO ENERGY, INC. AND SUBSIDIARIES

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands of dollars, except number of shares and par value amounts)

	March 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$102,641	$130,800
Restricted cash	2,075	1,257
Receivables:
Trade	24,502	7,961
Accounts with partners, net of allowance of $6.9 million and $6.0 million at March 31, 2013 and December 31, 2012 respectively	1,268	689
Other	7,537	4,463
Crude oil inventory	259	683
Materials and supplies	325	337
Prepayments and other	2,677	2,935

Total current assets	141,284	149,125

Property and equipment - successful efforts method:
Wells, platforms and other production facilities	188,911	188,208
Undeveloped acreage	28,657	28,657
Work in progress	53,621	38,137
Equipment and other	6,734	7,574

	277,923	262,576
Accumulated depreciation, depletion and amortization	(159,301)	(155,968)

Net property and equipment	118,622	106,608

Other assets:
Deferred tax asset	1,349	1,349
Restricted cash	10,874	10,874

Total assets	$272,129	$267,956

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	35,190	30,326
Accounts with partners	4,935	14,737

Total current liabilities	40,125	45,063

Asset retirement obligations	10,750	10,368

Total liabilities	50,875	55,431

Commitments and contingencies (Note 4)

VAALCO Energy, Inc. shareholders’ equity:
Common stock, $0.10 par value, 100,000,000 authorized shares, 63,167,438 and 63,135,772 shares issued with 5,257,638 and 5,257,638 shares in treasury at March 31, 2013 and December 31, 2012, respectively	6,317	6,314
Additional paid-in capital	50,354	48,816
Retained earnings	188,558	181,370
Less treasury stock, at cost	(23,975)	(23,975)

Total VAALCO Energy, Inc. shareholders’ equity	221,254	212,525

Total Liabilities and Equity	$272,129	$267,956

See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

(unaudited)

(in thousands of dollars, except per share amounts)

	Three months ended
	March 31,
	2013	2012
Revenues:
Oil and gas sales	$44,137	$45,286

Operating costs and expenses:
Production expense	8,384	5,526
Exploration expense	6,106	853
Depreciation, depletion and amortization	3,626	5,003
General and administrative expense	3,639	3,483
Bad debt expense	879	315

Total operating costs and expenses	22,634	15,180

Operating income	21,503	30,106

Other income (expense):
Interest income	25	41
Other, net	(94)	200

Total other income (expense)	(69)	241

Income before income taxes	21,434	30,347
Income tax expense	14,246	19,820

Net income	7,188	10,527
Less net income attributable to noncontrolling interest	—	(1,509)

Net income attributable to VAALCO Energy, Inc.	$7,188	$9,018

Basic net income per share attributable to VAALCO Energy, Inc. common shareholders	$0.12	$0.16

Diluted net income per share attributable to VAALCO Energy, Inc. common shareholders	$0.12	$0.15

Basic weighted shares outstanding	57,907	57,195

Diluted weighted average shares outstanding	59,070	58,308

See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(in thousands of dollars)

Three Months Ended March 31, 2013

	VAALCO Energy, Inc. Shareholders
	Common	Aditional	Retained	Treasury	Noncontrolling
	Stock	Paid-In Capital	Earnings	Stock	Interest	Total
Balance at January 1, 2013	$6,314	$48,816	$181,370	$(23,975)	$—	$212,525
Proceeds from stock issuance	3	132	—	—	—	135
Stock based compensation	—	1,406	—	—	—	1,406
Net income	—	—	7,188	—	—	7,188

Balance at March 31, 2013	$6,317	$50,354	$188,558	$(23,975)	$—	$221,254

Three Months Ended March 31, 2012

	VAALCO Energy, Inc. Shareholders
	Common	Aditional	Retained	Treasury	Noncontrolling
	Stock	Paid-In Capital	Earnings	Stock	Interest	Total
Balance at January 1, 2012	$6,238	$66,122	$180,739	$(23,975)	$3,943	$233,067
Proceeds from stock issuance	20	896	—	—	—	916
Stock based compensation	—	1,352	—	—	—	1,352
Net income	—	—	9,018	—	1,509	10,527
Distrib. to noncontrolling interest	—	—	—	—	(1,599)	(1,599)

Balance at March 31, 2012	$6,258	$68,370	$189,757	$(23,975)	$3,853	$244,263

See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

(in thousands of dollars)

	Three Months Ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,188	$10,527
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	3,626	5,003
Unrealized foreign exchange loss (gain)	22	(142)
Dry hole costs	4,896	—
Stock based compensation	1,406	1,352
Bad debt expense	879	315
Change in operating assets and liabilities:
Trade receivables	(16,541)	9,444
Accounts with partners	(11,260)	(7,091)
Other receivables	(3,020)	(3,119)
Crude oil inventory	287	(498)
Materials and supplies	12	(215)
Prepayments and other	256	(2,797)
Accounts payable and accrued liabilities	3,280	2,382

Net cash provided (used) by operating activities	(8,969)	15,161

CASH FLOWS FROM INVESTING ACTIVITIES

Restricted cash	(818)	367
Property and equipment expenditures	(18,372)	(10,739)

Net cash used in investing activities	(19,190)	(10,372)

CASH FLOWS FROM FINANCING ACTIVITIES

Distribution to noncontrolling interest	—	(1,599)

Net cash used in financing activities	—	(1,599)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(28,159)	3,190
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	130,800	137,139

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$102,641	$140,329

Supplemental disclosure of cash flow information
Cash paid for income taxes	$9,741	$25,054

Supplemental disclosure of non cash flow information
Property and equipment additions incurred during period but not paid at period end	$11,777	$12,542

Receivable from employees for stock option exercise	$135	$916

See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOUNTING POLICIES

The condensed consolidated financial statements of VAALCO Energy, Inc. and subsidiaries (collectively, “VAALCO” or the “Company”), included herein are unaudited, but include all adjustments consisting of normal recurring accruals which the Company deems necessary for a fair presentation of its financial position, results of operations and cash flows for the interim period. Such results are not necessarily indicative of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2012, which also contains a summary of the significant accounting policies followed by the Company in the preparation of its consolidated financial statements. These policies were also followed in preparing the quarterly report included herein. The Company follows the successful efforts method of accounting for oil and gas exploration and development costs.

VAALCO is a Houston-based independent energy company, principally engaged in the acquisition, exploration, development and production of crude oil and natural gas. VAALCO owns producing properties and conducts exploration activities as an operator in Gabon, West Africa, conducts exploration activities as an operator in Angola, West Africa, and conducts exploration activities as a non-operator in Equatorial Guinea, West Africa. VAALCO is the operator of unconventional and conventional resource properties in the United States located in Montana, South Dakota, and North Texas. The Company also owns minor interests in conventional production activities as a non-operator in the United States.

VAALCO’s international subsidiaries are VAALCO Gabon (Etame), Inc., VAALCO Production (Gabon), Inc., VAALCO Angola (Kwanza), Inc., VAALCO UK (North Sea), Ltd., VAALCO International, Inc., VAALCO Energy (EG), Inc. and VAALCO Energy Mauritius (EG) Limited. VAALCO Energy (USA), Inc. holds interests in properties located in the United States.

The Company has evaluated subsequent events through May 9, 2013, the date the financial statements were issued.

2.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is calculated using the average number of shares of common stock outstanding during each period. Diluted EPS assumes the exercise of all stock options having exercise prices less than the average market price of the common stock using the treasury stock method.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Diluted shares consist of the following:

	Three months ended,
	March 31, 2013	March 31, 2012
Basic weighted average common stock issued and outstanding	57,906,967	57,195,037
Dilutive options	1,163,025	1,112,491

Total dilutive shares	59,069,992	58,307,528

Options to purchase 1,018,900 and 1,023,900 shares were excluded in the quarters ended March 31, 2013 and 2012, respectively, because they would be anti-dilutive.

3.	STOCK-BASED COMPENSATION

Stock options are granted under the Company’s long-term incentive plan and have an exercise price that may not be less than the fair market value of the underlying shares on the date of grant. On March 5, 2013 the Company granted 1,116,400 stock options from existing stock plans. In general, stock options granted will become exercisable over a period determined by the Compensation Committee which in the past has been a five year life, with the options vesting over a two or three year period. A third of the stock options granted to employees in March 2013 and 2012 were vested immediately with the remainder vesting over a two year period. In addition, stock options will become exercisable upon a change in control, unless provided otherwise by the Compensation Committee. At March 31, 2013, there were 2,247,046 shares subject to options authorized, but not granted.

The Company recognized non-cash compensation expense of $1.4 million related to stock options in each of the three months ended March 31, 2013 and 2012. These amounts were recorded as general and administrative expense. Because the Company does not pay significant United States federal income taxes, no amounts were recorded for tax benefits related to excess stock based compensation deductions.

A summary of the stock option activity for the three months ended March 31, 2013 is provided below:

	Number of Shares Underlying Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of period	4,065	$6.12	2.65
Granted	1,116	$7.75	4.93
Exercised	(32)	$4.24	0.53
Forfeited	—	$0.00	—

Outstanding at end of period	5,149	$6.48	2.97	$10.24

Vested - end of period	4,266	$6.15	2.63	$9.86

Vested and expected to vest - end of period	4,967	$6.48	2.97	$10.16

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

As of March 31, 2013, unrecognized compensation costs totaled $1.8 million. The expense is expected to be recognized over a weighted average period of 1.4 years.

4.	COMMITMENTS AND CONTINGENCIES

Gabon

The Company entered into a sixth exploration period extension during 2009 and is required to spend $5.3 million for its share of two exploration wells and to acquire and process 150 square kilometers of 3-D seismic on the Etame Marin block by July 2014. One of the two exploration commitment wells was drilled in 2010 on the Omangou prospect at a cost of $8.6 million ($2.6 million net to the Company). The seismic obligation was met with the acquisition of 223 square kilometers of 3-D seismic in 2012. The remaining obligation is the drilling of one exploration well which is scheduled to be drilled in mid-2013.

As part of securing the second ten-year production license with the government of Gabon, the Company agreed in principle to a cash funding arrangement for the eventual abandonment of the offshore wells, platforms and facilities. The agreement is not yet finalized, but calls for annual funding for the next seven years at 12.14% of the total abandonment estimate per year and 5.0% per year for the last three years of the production license. The amounts paid will be reimbursed through the cost account and are non-refundable to the Company. The funding is expected to begin in 2013 after the agreement is finalized. The abandonment estimate for this purpose is approximately $9.7 million net to the Company on an undiscounted basis. The obligation for abandonment of the Gabon offshore facilities is included in the asset retirement obligation shown on the Company’s balance sheet.

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

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The government-assigned working interest partner was delinquent paying their share of the costs several times in 2009 and consequently was placed in a default position. By a governmental decree, dated December 1, 2010, the former partner was removed from the production sharing contract. Following the decree, the Company and the government of Angola have been working together to obtain a replacement partner. Additional time extensions have been granted by the Angolan government to drill the two exploration commitment wells, the latest extension providing until November 30, 2014 to drill.

In the second quarter of 2012, the Company identified a potential partner to acquire the available 40% working interest and submitted the name of the interested party to the Angolan government for approval. In November 2012, the government advised the Company that it has entered into negotiations with the potential partner. Information provided by the Angolan government in the first quarter of 2013 is that the process is still underway.

Each of the two exploration commitment wells is subject to a $5.0 million penalty ($10.0 million in aggregate for both wells) if not drilled during the contract term with a current expiry date of November 30, 2014. The $10.0 million is currently recorded as restricted cash and is held at a financial institution located in the United States.

Because of the continuing uncertainty with the Angolan government approving a replacement partner, the Company has recorded a full allowance totaling $6.9 million as of March 31, 2013, against the accounts receivable from partners for the amounts owed to the Company above its 40% working interest plus the 10% carried interest. The allowance recorded in the three months ended March 31, 2013 totaled $0.9 million with the remainder having been recorded in prior years. The Company expects the gross receivable to be paid to the Company after a new partner in the block is approved.

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

In the second and third quarters of 2010, the Company drilled the Southeast Etame No. 1 well with two sidetracks in the Etame Marin block offshore Gabon. The well discovered a five meter column of oil in the Gamba sand reservoir. Additional evaluation of the well and sidetrack information was conducted to determine options for developing the discovery. In the second quarter of 2012, the Company and its partners agreed to proceed with the development plan featuring a fixed leg platform for developing the Southeast Etame discovery area and the North Tchibala field, where a discovery was made on the block prior to VAALCO’s block participation. The final investment decision was approved in the fourth quarter of 2012 for the construction of the platform. Construction began in the first quarter of 2013 and the platform is expected to be installed in the second half of 2014. The Company has capitalized $8.1 million for this well in accordance with the criteria contained in ASC Topic 932.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the third and fourth quarters of 2012, the Company drilled the N’Gongui No. 2 well with three sidetracks in the Mutamba Iroru block onshore Gabon. Evaluation of the well and sidetrack information is expected to continue through the second quarter of 2013. In the second half of 2013, the Company expects to file a plan of development for approval by the government of Gabon. The Company has capitalized $6.9 million for this well in accordance with the criteria contained in ASC Topic 932.

6.	SEGMENT INFORMATION

The Company’s main operations are based in Gabon, Angola, Equatorial Guinea, and in the United States. Minor activities for the Company’s United Kingdom subsidiary is included in the “Corporate and Other” column in the table. Management reviews and evaluates the operation of each geographic segment separately. The operations of all segments include exploration for and production of hydrocarbons where commercial reserves have been found and developed. Revenues are based on the location of hydrocarbon production. The Company evaluates each segment based on operating income (loss) from operations. Segment activity for the three months ended March 31, 2013 and 2012 are as follows: (in thousands)

					Corporate
	Gabon	Angola	EG	USA	and Other	Total
Three months ended March 31,
2013
Revenues	$43,655	$—	$—	$482	$—	$44,137
Income from operations	30,862	(1,203)	(290)	(5,692)	(2,174)	21,503

2012
Revenues	$44,727	$—	$—	$559	$—	$45,286
Income from operations	34,346	(614)	—	(762)	(2,864)	30,106

Total Assets	Gabon	Angola	EG	USA	Corporate and Other	Total
As of March 31, 2013	$208,607	$12,381	$10,014	$18,380	$22,747	$272,129
As of December 31, 2012	190,652	11,405	10,000	17,314	38,585	267,956

VAALCO ENERGY, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created by those laws. The Company has based these forward-looking statements on its current expectations and projections about future events. These forward-looking statements include information about possible or assumed future results of the Company’s operations. All statements, other than statements of historical facts, included in this Report that address activities, events or developments that the Company expects or anticipates may occur in the future, including without limitation, statements regarding the Company’s financial position, operating performance and results, reserve quantities and net present values, market prices, business strategy, derivative activities, the amount and nature of capital expenditures, plans and objectives of the Company’s management for future operations are forward-looking statements. When the Company uses words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “forecast,” “outlook,” “aim,” “will,” “could,” “should,” “may,” “likely,” “plan,” “probably” or similar expressions, the Company is making forward-looking statements. Many risks and uncertainties that could affect the Company’s future results and could cause results to differ materially from those expressed in the Company’s forward-looking statements include, but are not limited to: the volatility of oil and natural gas prices; the uncertainty of estimates of oil and natural gas reserves; the impact of competition; the availability and cost of seismic, drilling and other equipment; operating hazards inherent in the exploration for and production of oil and natural gas; difficulties encountered during the exploration for and production of oil and natural gas; difficulties encountered in delivering oil to commercial markets; discovery, acquisition, development and replacement of oil and gas reserves; timing and amount of future production of oil and gas; hedging decisions, including whether or not to enter into derivative financial instruments; our ability to effectively integrate companies and properties that we acquire; general economic conditions, including any future economic downturn, disruption in financial markets and the availability of credit; changes in customer demand and producers’ supply; future capital requirements and the Company’s ability to attract capital; currency exchange rates; actions by the governments and events occurring in the countries in which we operate; actions by our venture partners; compliance with, or the effect of changes in, governmental regulations regarding the Company’s exploration and production, including those related to climate change; actions of operators of the Company’s oil and gas properties; weather conditions; and statements set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

INTRODUCTION

VAALCO owns producing properties and conducts exploration activities as an operator in Gabon, West Africa, conducts exploration activities as an operator in Angola, West Africa, and conducts exploration activities as a non-operator in Equatorial Guinea, West Africa. VAALCO is the operator of unconventional and conventional resource properties in the United States located in Montana, South Dakota, and North Texas. The Company also owns minor interests in conventional production activities as a non-operator in the United States.

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

Offshore Gabon

The Company’s primary source of revenue is from the Etame Production Sharing Contract related to the Etame Marin block located offshore the Republic of Gabon. VAALCO operates the Etame Marin block on behalf of a consortium of five. VAALCO owns a 30.35% interest in the exploration acreage within the Etame Marin block. The Company owns a 28.1% interest in the development areas in and surrounding the Etame, Avouma, South Tchibala, and Ebouri fields, each of which is located on the Etame Marin block. The development areas were subject to a 7.5% back-in by the Government of Gabon, which occurred for these fields after their successful development. The Southeast Etame and North Tchibala fields, each of which is also located on the Etame Marine block, are in the process of being developed and will also be subject to a 7.5% back-in by the Government of Gabon.

A key focus of the Company is to maintain oil production from the Etame Marin block at optimal levels within the constraints of the existing infrastructure. Five subsea wells plus production from two platforms are tied back by pipelines to deliver oil and associated gas through a riser system to allow for delivery, processing, storage and ultimately offloading the oil from a leased Floating, Production, Storage and Offloading vessel (“FPSO”) anchored to the seabed on the block. With the FPSO limitations of approximately 25,000 BOPD and 30,000 barrels of total fluids per day, the challenge is to optimize production on both a near and long-term basis subject to investment and operational agreements between the Company and the consortium. The Company produces from the Etame, Avouma, South Tchibala and Ebouri fields on the block. During the three months ending March 31, 2013, these fields produced approximately 1.5 million Bbls (0.4 million Bbls net to the Company). The Company’s share of barrels sold reflects an allocation of cost oil and profit oil, and a reduction for royalty (13%).

VAALCO ENERGY, INC. AND SUBSIDIARIES

As part of the near-term optimization, drilling and workover campaigns are developed and executed to drill new wells, partly to replace maturing wells, and to perform workovers to replace electrical submersible pumps in existing wells. During 2011 and 2012, the Company invested in platform modifications to both the Ebouri and Avouma offshore platforms to accommodate the drilling of additional wells in addition to upgrading the electrical and power generation systems on both platforms. A new personnel accommodation module was installed during 2012 at the Avouma platform. In 2012, the Company also finished the construction and installation of water knock-out facilities at the Avouma platform. The water knock-out facilities are expected to go on-line in the first half of 2013. Late in 2012, a drilling and workover campaign began with the arrival of a drilling rig to conduct a six well program. The six well program includes an exploration well, a development well in the Avouma field, an exploration appraisal well to be drilled in the Ebouri field, and three well recompletions to replace electrical submersible pumps. The development well in the Avouma field was successfully drilled and began production in April 2013.

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

Onshore Gabon

Besides the offshore Etame Marin block in Gabon, the Company operates the Mutamba Iroru block located onshore near the coast in central Gabon. The Mutamba Iroru block contains an exploration area of approximately 270,000 acres. The Company currently has a 50% working interest in the block. After drilling two unsuccessful exploration wells on the block in 2009, the Company entered into an agreement with Total Gabon in 2010 to continue the exploration activities. Under the terms of the agreement, the Company and Total Gabon committed to reprocess 400 kilometers of 2-D seismic data and drill one exploration well. The seismic reprocessing work was completed in 2012. The exploration well was drilled in 2012 resulting in a discovery at a cost of $17.1 million ($5.3 million net to the Company).

VAALCO ENERGY, INC. AND SUBSIDIARIES

In 2010, the exploration permit was successfully extended until May 2012 and an application for a further nine-month extension was made in early 2012. In a letter agreement from the government of Gabon, the terms of the extension to March 2013 were agreed upon, yet the extension amendment was not executed by the government of Gabon. The Company and Total Gabon are working with the Gabon government in 2013 to finalize the extension and to obtain a further exploration extension. However, the Company can provide no assurances that such a request will be granted. The Company believes the discovery area is not impacted by the uncertainty of the extension agreement as the well was drilled during the contracted period and application of the discovery was made timely to the government of Gabon.

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

By a governmental decree, dated December 1, 2010, the former partner was removed from the production sharing contract. Following the decree, the Company and the government of Angola have been working together to obtain a replacement partner. Additional time extensions have been granted by the Angolan government to drill the two exploration commitment wells, the latest extension providing until November 30, 2014 to drill.

In the second quarter of 2012, the Company identified a potential partner to acquire the available 40% working interest and submitted the name of the interested party to the Angolan government for approval. In November 2012, the government advised the Company that it has entered into negotiations with the potential partner. The Company met with the Angolan government in the first quarter of 2013 and learned that the process is still underway.

Because of the continuing uncertainty with the Angolan government approving a replacement partner, the Company has recorded a full allowance totaling $6.9 million as of March 31, 2013, against the accounts receivable from partners for the amounts owed to the Company above its 40% working interest plus the 10% carried interest. The allowance recorded in the three months ended March 31, 2013 totaled $0.9 million with the remainder having been recorded in prior years. The Company expects the gross receivable to be paid to the Company after a new partner in the block is approved.

Offshore Equatorial Guinea

An important item for the Company is growth in terms of establishing meaningful production operations in more than one country. The Company routinely evaluates working interest opportunities primarily in the West African geographic area where the Company has significant expertise and where the base of the foreign operations is located.

VAALCO ENERGY, INC. AND SUBSIDIARIES

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

Onshore Domestic - Texas

The Company acquired a 640 acre lease, the Hefley field, in the Granite Wash formation in North Texas in December 2010 and a 480 acre lease in the same formation in July 2011. Two wells have been drilled on the Texas acreage and brought on production. The second well began production in March 2012. During the three months ended March 31, 2013, the two wells produced approximately 900 Bbls of oil and 93 million cubic feet of gas net to the Company after deduction of royalty and severance taxes. The Hefley field acreage is held by production. The expiration date of the primary term of the second Granite Wash lease is August 2014.

Onshore Domestic - Montana

In May 2011, the Company acquired a 70% working interest in approximately 5,200 acres (3,640 net acres) in Sheridan County, Montana in the Middle Bakken formation. The Company drilled two wells on this acreage in 2012. After completion testing beginning in the fourth quarter of 2012 using electrical submersible pumps (ESP’s), both of the wells drilled were determined to be unsuccessful as the operating and water disposal costs exceeded the value of the gas and condensate produced from the wells. Dry hole cost and leasehold impairment totaling $15.7 million was recognized for these two wells ($14.2 million in the fourth quarter of 2012 and $1.5 million in the first quarter 2013). Leasehold cost of $0.5 million remains capitalized for the acreage in Sheridan County, Montana.

In September 2011, the Company acquired a 65% working interest in approximately 22,000 gross acres (14,300 net acres) covering the Middle Bakken and deeper formations in the East Poplar unit and the Northwest Poplar field in Roosevelt County, Montana. Pursuant to the terms of the acquisition, the Company was required to drill three wells at its sole cost, one of which was required to be drilled by June 1, 2012 and the remaining two wells were required to be drilled by the end of 2012. A vertical exploration well, which met the time requirement for drilling the first well, was spudded in December 2011 to evaluate the formations. The second exploration well was drilled and completed in the Bakken/Three Forks formations. Both of these wells were unsuccessful efforts, resulting in dry hole costs and leasehold impairment totaling $18.4 million recorded in the fourth quarter of 2012. The third obligatory well was drilled in the fourth quarter of 2012 at a cost of $2.7 million, with additional completion activities expected in the second quarter of 2013. Leasehold cost of $1.3 million remains capitalized for this acreage in Roosevelt County, Montana.

VAALCO ENERGY, INC. AND SUBSIDIARIES

Onshore Domestic - South Dakota

In September 2012, the Company acquired a 100% working interest in approximately 10,000 acres in Harding County, South Dakota, for $1.5 million. The primary objective for this property is the Red River formation. Pursuant to the terms of the acquisition, the Company is obligated to drill and complete a well, or reenter and complete an existing well within twelve months of the acquisition date. Once this obligation is met and within sixteen months of the acquisition date, the Company must elect to proceed or withdraw from the transaction. Should the Company elect to proceed, it must pay an additional amount of approximately $3.6 million and commit to drill and complete an additional well, or reenter and complete another existing well within twelve months of the date the Company elects to proceed with the transaction. The Company drilled the initial well on the property in the first quarter of 2013, an unsuccessful effort at a cost of approximately $2.9 million. The Company recorded $0.1 million in dry hole cost and $1.5 million in leasehold impairment in the fourth quarter of 2012 for this property. The remaining $2.8 million in dry hole cost was recorded in the first quarter of 2013. The Company does not have plans to proceed with additional investments on this property.

CAPITAL RESOURCES AND LIQUIDITY

Cash Flows

Net cash used by operating activities for the three months ended March 31, 2013 was $9.0 million, as compared to cash provided by operating activities of $15.2 million for the three months ended March 31, 2012. The decrease in cash provided by operations for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was primarily due to a $3.3 million reduction in net income as well as a $25.1 million negative variance in changes in operating assets and liabilities, partly offset by a $4.3 million increase in non-cash charges to net income.

Net cash used in investing activities for the three months ended March 31, 2013 was $19.2 million, compared to net cash used in investing activities for the three months ended March 31, 2012 of $10.4 million. For the three months ended March 31, 2013 the Company added $0.8 million to its restricted cash account in Gabon and paid $18.4 million for capital expenditures. For the three months ended March 31, 2012 the Company paid $10.7 million for capital expenditures, partly offset by a $0.4 million release of restricted cash in Gabon.

For the three months ended March 31, 2012 cash used in financing activities consisted of distributions to a noncontrolling interest owner of $1.6 million.

Capital Expenditures

During the three months ended March 31, 2013, the Company incurred $15.3 million of net property and equipment additions, primarily associated with $14.7 million spent offshore Gabon for a development well ($4.5 million net to VAALCO) and progress payments on platform constructions ($10.2 million net to VAALCO).

VAALCO ENERGY, INC. AND SUBSIDIARIES

Oil and Gas Exploration Costs

The Company uses the “successful efforts” method of accounting for its oil and gas exploration and development costs. All expenditures related to exploration, with the exception of costs of drilling exploratory wells, are charged as an expense when incurred. The costs of exploratory wells are capitalized pending determination of whether commercially producible oil and gas reserves have been discovered. If the determination is made that a well did not encounter potentially economic oil and gas quantities, the well costs are charged as an expense. For the three months ended March 31, 2013, exploration expenses were $6.1 million, including $5.1 million related to the Company’s dry hole costs in its United States properties. In addition, the Company spent $0.4 million offshore Gabon for seismic reprocessing and survey activities related to the 2013 drilling campaign, as well as $0.3 million onshore Gabon for seismic reprocessing activities conducted by Total Gabon.

Liquidity

The Company’s primary source of capital has been cash flows from operations. At March 31, 2013, the Company had unrestricted cash of $102.6 million. The Company believes that this cash combined with cash flow from operations will be sufficient to fund the Company’s remaining 2013 capital expenditure budget, and additional investments in working capital resulting from potential growth. As operator of the Etame Marin and Mutamba Iroru blocks in Gabon, Block 5 in Angola, the Company enters into project related activities on behalf of its working interest partners. The Company generally obtains advances from it partners prior to significant funding commitments.

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

VAALCO ENERGY, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

Three months ended March 31, 2013 compared to three months ended March 31, 2012

Revenues

Total oil and natural gas revenues were $44.1 million for the three months ended March 31, 2013 compared to $45.3 million for the same period of 2012.

Oil Revenues

Gabon

Crude oil revenues for the three months ended March 31, 2013 were $43.7 million, as compared to revenues of $44.7 million for the same period 2012. In the three months ended March 31, 2013, the Company sold approximately 397,000 net barrels of oil from four liftings at an average price of $110.07/Bbl, while in the three months ended March 31, 2012 it sold approximately 368,000 net barrels of oil equivalent from two liftings at an average price of $121.65/Bbl. Crude oil sales are a function of the number and size of crude oil liftings in each quarter from the floating production, storage and offloading (“FPSO”) facility and thus crude oil sales do not always coincide with volumes produced in any given quarter.

The Company’s share of oil in inventory aboard the FPSO, excluding royalty barrels, was approximately 14,200 barrels and 91,200 barrels at March 31, 2013 and 2012, respectively.

United States

Condensate revenues from the Granite Wash formation wells, located in Hemphill County, Texas for the three months ended March 31, 2013 were $64,000, resulting from the sale of approximately 900 net barrels of oil condensate. For the same period in 2012, condensate sales from the Granite Wash formation wells were $110,000, resulting from the sale of approximately 1,200 net barrels of oil condensate.

Natural Gas Revenues

United States

Natural gas revenues including revenues from natural gas liquids were $0.4 million in each of the three months ended March 31, 2013 and 2012. Net natural gas sales were 95 MMcf for the three months ended March 31, 2013. For the same period of 2012, net natural gas sales were 116 MMcf.

Operating Costs and Expenses

Total production expenses for the three months ended March 31, 2013 were $8.4 million compared to $5.5 million in the three months ended March 31, 2012. The Company incurred higher production expenses in 2013 primarily due to $0.8 million for higher floating production storage and offloading costs as a result of contract revisions and extensions, $1.2 million

VAALCO ENERGY, INC. AND SUBSIDIARIES

workover costs for replacing electrical submersible pumps on two offshore Gabon wells, as well as the effect of a lesser amount of production expenses that were capitalized for the lower crude oil inventory volume as compared to the three month period ending March 31, 2012 ($0.8 million net to VAALCO). The Company matches production expenses with crude oil sales. Any production expenses associated with unsold crude oil inventory are capitalized.

For the three months ended March 31, 2013, exploration expenses were $6.1 million, compared to $0.9 million for the same period in 2012. The higher exploration expenses in 2013 were primarily due to $5.1 million of dry hole costs in the United States. In addition, the Company spent $0.4 million offshore Gabon for seismic reprocessing and survey activities related to the 2013 drilling campaign, as well as $0.3 million onshore Gabon for seismic reprocessing activities conducted by Total Gabon.

Depreciation, depletion and amortization expenses were $3.6 million in the three months ended March 31, 2013 compared to $5.0 million in the three months ended March 31, 2012. The lower depreciation, depletion and amortization expenses during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 are primarily due to lower depletion rates resulting from higher reserve estimates.

General and administrative expenses for the three months ended March 31, 2013 and 2012 were $3.6 million and $3.5 million, respectively. In the three months ended March 31, 2013, the Company incurred higher general and administrative costs of $0.8 million primarily due to higher personnel and Equatorial Guinea support costs, partially offset by the net effect of overhead reimbursement of $0.6 million. The Company benefits from overhead reimbursement associated with production and development operations on the Etame Marin block. In addition, the Company incurred stock based compensation expense of $1.4 million in each of the three months ended March 31, 2013 and 2012.

Income Taxes

Income tax expenses were $14.2 million and $19.8 million for the three months ended March 31, 2013 and 2012, respectively. The income taxes were all paid in Gabon in both periods. Income taxes paid to the government of Gabon are a function of taxation on the remaining profit oil value after deducting the royalty and the cost oil values. At the average production rate for each of the three months in the first quarter of 2013 and 2012, the applicable tax rate was 52.6% of the value of the profit oil. The lower income taxes in the three months ended March 31, 2013 compared to the same period of 2012 are attributable to a higher cost oil balance accumulated by the Company as a result of significant capital investments underway, which caused a lower profit oil balance subject to income tax.

Net Income

Net income was $7.2 million for the three months ended March 31, 2013, compared to net income, including the noncontrolling interest, of $10.5 million for the same period in 2012. The lower net income for the three month period in 2013 versus 2012 is mainly due to higher exploration expenses recorded in 2013 for the Company’s dry hole drilling costs in the United States. Net income allocated to the noncontrolling interest was $1.5 million in the three months ended March 31, 2012.

The noncontrolling interest was acquired by the Company at a cost of $26.2 million effective October 1, 2012. The noncontrolling interest was associated with VAALCO Energy (International), Inc., a subsidiary that was 90.01% owned by the Company.

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

Other than as described below, there have been no material changes to the disclosure on this matter in our annual report on form 10-K for the year ended December 31, 2012.

We have less control over our foreign investments than domestic investments, and turmoil in foreign countries may affect our foreign investments.

Our international assets and operations are subject to various political, economic and other uncertainties, including, among other things, the risks of war, expropriation, nationalization, renegotiation or nullification of existing contracts, taxation policies, foreign exchange restrictions, changing political conditions, international monetary fluctuations, currency controls and foreign governmental regulations that favor or require the awarding of drilling contracts to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. For example, the Gabonese government has recently audited the accounts of a number of energy companies that has led to disputes and may have caused the cancellation of a contract with an operator and is currently in the process of auditing our accounts, the Gabonese government has formed a new oil company that may seek to participate in oil and gas projects in a manner that could be dilutive to the interest of current license holders and the Gabonese government is under pressure from the Gabonese labor union to require companies to hire Gabonese citizens. In addition, if a dispute arises with foreign operations, we may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons, especially foreign oil ministries and national oil companies, to the jurisdiction of the United States.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VAALCO ENERGY, INC.

(Registrant)

By	/s/ GREGORY R. HULLINGER
Gregory R. Hullinger,
Chief Financial Officer (on behalf of the Registrant and as the principal financial officer)

Dated: May 9, 2013

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