Form 10-Q
period 2013-09-30
VAALCO ENERGY INC /DE/
filed 2013-11-07
CIK 894627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

As of October 31, 2013, there were outstanding 56,900,141 shares of common stock, $0.10 par value per share, of the registrant.

VAALCO ENERGY, INC. AND SUBSIDIARIES

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands of dollars, except number of shares and par value amounts)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$100,465	$130,800
Restricted cash	2,180	1,257
Receivables:
Trade	486	7,961
Accounts with partners, net of allowance of $7.4 million and $6.0 million at September 30, 2013 and December 31, 2012, respectively	4,799	689
Other	10,527	4,463
Crude oil inventory	3,503	683
Materials and supplies	224	337
Prepayments and other	4,689	2,935
Total current assets	126,873	149,125
Property and equipment—successful efforts method:
Wells, platforms and other production facilities	204,903	188,208
Undeveloped acreage	23,945	28,657
Work in progress	66,737	38,137
Equipment and other	6,512	7,574
	302,097	262,576
Accumulated depreciation, depletion and amortization	(167,528)	(155,968)
Net property and equipment	134,569	106,608
Other assets:
Deferred tax asset	1,349	1,349
Restricted cash	10,830	10,874
Total Assets	$273,621	$267,956
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$35,563	$30,326
Accounts with partners	4,885	14,737
Total current liabilities	40,448	45,063
Asset retirement obligations	11,298	10,368
Total Liabilities	51,746	55,431
Commitments and Contingencies (Note 4)
VAALCO Energy, Inc. shareholders’ equity:
Common stock, $0.10 par value, 100,000,000 authorized shares, 63,308,938 and 63,135,772 shares issued with 7,022,808 and 5,257,638 shares in treasury at September 30, 2013 and December 31, 2012, respectively	6,331	6,314
Additional paid-in capital	52,133	48,816
Retained earnings	198,066	181,370
Less treasury stock, at cost	(34,655)	(23,975)
Total VAALCO Energy, Inc. shareholders’ equity	221,875	212,525
Total Liabilities and Equity	$273,621	$267,956

See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

(unaudited)

(in thousands of dollars, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues:
Oil and gas sales	$37,740	$37,630	$110,995	$141,734
Operating costs and expenses:
Production expenses	12,576	5,941	27,975	18,004
Exploration expense	11,070	699	21,456	5,036
Depreciation, depletion and amortization	3,954	4,861	11,011	16,715
General and administrative expenses	1,893	2,546	7,995	9,067
Bad debt expenses	143	369	1,284	959
Impairment of proved properties	—	7,620	—	7,620
Total operating costs and expenses	29,636	22,036	69,721	57,401
Operating income	8,104	15,594	41,274	84,333
Other income (expense):
Interest income	16	36	57	109
Other, net	(72)	(27)	(168)	556
Total other income (expense), net	(56)	9	(111)	665
Income before income taxes	8,048	15,603	41,163	84,998
Income tax expense	5,662	14,191	24,467	60,740
Net income	2,386	1,412	16,696	24,258
Less net income attributable to noncontrolling interest	—	(1,306)	—	(4,708)
Net income attributable to VAALCO Energy, Inc.	$2,386	$106	$16,696	$19,550
Basic net income per share attributable to VAALCO Energy, Inc. common shareholders	$0.04	$0.00	$0.29	$0.34
Diluted net income per share attributable to VAALCO Energy, Inc. common shareholders	$0.04	$0.00	$0.29	$0.33
Basic weighted shares outstanding	56,601	57,846	57,465	57,614
Diluted weighted shares outstanding	57,116	58,947	58,200	58,785

See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(unaudited)

(in thousands of dollars)

Nine Months Ended September 30, 2013
	VAALCO Energy, Inc. Shareholders
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Noncontrolling Interest	Total
Balance at January 1, 2013	$6,314	$48,816	$181,370	$(23,975)	$—	$212,525
Proceeds from stock issuance	17	717	—	—	—	734
Stock based compensation	—	2,600	—	—	—	2,600
Treasury stock purchase	—	—	—	(10,680)	—	(10,680)
Net income	—	—	16,696	—	—	16,696
Balance at September 30, 2013	$6,331	$52,133	$198,066	$(34,655)	$—	$221,875

Nine Months Ended September 30, 2012
	VAALCO Energy, Inc. Shareholders
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Noncontrolling Interest	Total
Balance at January 1, 2012	$6,238	$66,122	$180,739	$(23,975)	$3,943	$233,067
Proceeds from stock issuance	72	3,297	—	—	—	3,369
Stock based compensation	—	2,055	—	—	—	2,055
Net income	—	—	19,550	—	4,708	24,258
Distribution to noncontrolling interest	—	—	—	—	(5,595)	(5,595)
Balance at September 30, 2012	$6,310	$71,474	$200,289	$(23,975)	$3,056	$257,154

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

(in thousands of dollars)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,696	$24,258
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	11,011	16,715
Unrealized foreign exchange loss (gain)	22	(358)
Dry hole costs	20,190	2,853
Stock based compensation	2,600	2,055
Bad debt provision	1,284	959
Impairment of proved properties	—	7,620
Change in operating assets and liabilities:
Trade receivables	7,475	(1,660)
Accounts with partners	(15,246)	(2,543)
Other receivables	(5,967)	980
Crude oil inventory	(1,793)	(1,105)
Materials and supplies	113	(141)
Prepayments and other	(1,756)	(2,847)
Accounts payable, accrued liabilities and other liabilities	2,176	(1,983)
Net cash provided by operating activities	36,805	44,803
CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash, net	(879)	55
Property and equipment expenditures	(56,138)	(43,507)
Net cash used in investing activities	(57,017)	(43,452)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	557	3,369
Purchase of treasury shares	(10,680)	—
Distribution to noncontrolling interest	—	(5,595)
Net cash used in financing activities	(10,123)	(2,226)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(30,335)	(875)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	130,800	137,139
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$100,465	$136,264
Supplemental disclosure of cash flow information
Income taxes paid	$28,157	$59,486
Supplemental disclosure of non-cash transactions
Property and equipment additions incurred during the period but not paid at period end	$13,254	$9,775
Property and equipment reduction as the result of changes in asset retirement cost estimates	$—	$5,463
Receivable from employees for stock option exercise	$177	$—

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

Diluted shares consist of the following:

	Three months ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Basic weighted average common stock issued and outstanding	56,600,866	57,845,800	57,464,763	57,613,624
Dilutive options	514,748	1,101,371	735,445	1,171,015
Total dilutive shares	57,115,614	58,947,171	58,200,208	58,784,639

Options to purchase 3,204,865 and 2,134,300 shares were excluded in the three months and nine months ended September 30, 2013, respectively, because they would have been anti-dilutive. Options to purchase 1,018,900 and 1,018,900 shares were excluded in the three months and nine months ended September 30, 2012, respectively, because they would have been anti-dilutive.

3.       STOCK-BASED COMPENSATION

Stock options are granted under the Company’s long-term incentive plan and have an exercise price that may not be less than the fair market value of the underlying shares on the date of grant. In general, stock options granted will become exercisable over a period determined by the Compensation Committee which in the past has been a five year life. A portion of the stock options granted in March 2013 and 2012 vested immediately with the remainder vesting over a two year period. In addition, stock options will become exercisable upon a change in control, unless provided otherwise by the Compensation Committee. At September 30, 2013, there were 2,128,046 shares subject to options authorized but not granted.

For the three months and nine months ended September 30, 2013, the Company recognized non-cash compensation expense of $0.4 million and $2.6 million, respectively, related to stock options. For the three months and nine months ended September 30, 2012, the Company recognized non-cash compensation expense of $0.4 million and $2.1 million, respectively, related to stock options. These amounts were recorded as general and administrative expense. Because the Company does not pay significant United States federal income taxes, no amounts were recorded for tax benefits related to excess stock based compensation deductions.

A summary of the stock option activity for the nine months ended September 30, 2013 is provided below:

	Number of Shares Underlying Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of period	4,065	$6.12	2.65
Granted	1,236	7.59	4.46
Exercised	(173)	4.24	0.03
Forfeited	(1)	7.75	4.43
Outstanding at end of period	5,127	$6.53	2.58	$4.82
Exercisable at end of period	4,245	$6.21	2.27	$4.82

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

As of September 30, 2013, unrecognized compensation costs totaled $1.4 million. The expense is expected to be recognized over a weighted average period of 1.2 years.

4.       COMMITMENTS AND CONTINGENCIES

Offshore Gabon

The Company entered into a sixth exploration period extension during 2009 and was required to spend $5.3 million for its share of two exploration wells and to acquire and process 150 square kilometers of 3-D seismic on the Etame Marin block by July 2014. One of the two exploration commitment wells was drilled in 2010 on the Omangou prospect at a cost of $8.6 million ($2.6 million net to the Company). The seismic obligation was met with the acquisition of 223 square kilometers of 3-D seismic in 2012.  The remaining exploration well commitment was met with the drilling of the Ovoka 1 well in the third quarter of 2013 at a cost of $19.8 million ($6.0 million net to the Company). The well located approximately five miles northeast of the Ebouri field and six miles north of the Etame field was found to be water bearing and was abandoned as an unsuccessful effort.

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

The government-assigned working interest partner was delinquent paying their share of the costs several times in 2009 and consequently was placed in a default position. By a governmental decree, dated December 1, 2010, the former partner was removed from the production sharing contract. Following the decree, the Company and the government of Angola have been working to obtain a replacement partner.

In the second quarter of 2012, the Company identified a potential partner to acquire the available 40% working interest and submitted the name of the interested party to the Angolan government for approval. In July 2013, the Angolan government informed the Company that it should first proceed to acquire the available working interest per the provisions of the Joint Operating Agreement and then enter into a farm-out agreement with the potential partner. After requesting the assignment of the available working interest, the Company received correspondence from the Angolan government in November 2013 whereby they notified the Company of their plan to effect the working interest assignment directly to a third party.  The Company cannot provide a time estimate for completing the working interest assignment, or whether the assignment will occur at all, as it involves actions by the Angolan government. After the assignment of the 40% is completed, the Company intends to commence drilling two exploration wells as soon as practical.

Due to the continuing circumstances regarding the available 40% working interest, the Company has recorded a full allowance totaling $7.4 million as of September 30, 2013, against the accounts receivable from partners for the amounts owed to the Company above its 40% working interest plus the 10% carried interest. The allowance recorded in the three and nine months ended September 30, 2013 totaled $0.1 million and $1.3 million, respectively. The farm-out agreement provides for the Company for being reimbursed for the gross receivable amount. The timing of this event cannot be reasonably predicted at the present time.

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

In the second and third quarters of 2010, the Company drilled the Southeast Etame No. 1 well with two sidetracks in the Etame Marin block offshore Gabon. The well discovered a five meter column of oil in the Gamba sand reservoir. Additional evaluation of the well and sidetrack information was conducted to determine options for developing the discovery. In the second quarter of 2012, the Company and its partners agreed to proceed with the development plan featuring a fixed leg platform for developing the Southeast Etame discovery area and the North Tchibala field, where a discovery was made on the block prior to VAALCO’s block participation. The final investment decision was approved in the fourth quarter of 2012 for the construction of the platform. Construction began in the first quarter of 2013 and the platform is expected to be transported and installed in 2014. The Company has capitalized $7.7 million for this well in accordance with the criteria contained in ASC Topic 932.

In the third and fourth quarters of 2012, the Company drilled the N’Gongui 2 well with three sidetracks in the Mutamba Iroru block onshore Gabon. Application of the discovery was made timely to the government of Gabon and the issuance of the development permit is pending finalization of financial terms. The Company has capitalized $8.8 million for this well in accordance with the criteria contained in ASC Topic 932.

6.       REPURCHASE OF COMMON STOCK

On June 6, 2013, the Company announced that its Board of Directors has authorized the repurchase of up to $25 million of the Company’s common stock over the next 12 months. Under the share buyback program, shares of common stock are to be purchased on the open market or through privately negotiated transactions from time-to-time. The share buyback program does not obligate the Company to acquire any specific number of shares in any period, and may be modified, suspended, extended or discontinued at any time without prior notice. During the quarter ended September 30, 2013, the Company repurchased 1,531,770 shares at an average price of $6.10 per share totaling $9.3 million.

For the nine months ended September 30, 2013, the total number of shares repurchased by the Company under this program was 1,765,170 shares. The average price paid for all shares was $6.05 per share totaling $10.7 million.

7.       SEGMENT INFORMATION

The Company’s main operations are based in Gabon, Angola, Equatorial Guinea, and in the United States. Minor activities for the Company’s United Kingdom subsidiary are included in the “Corporate and Other” column in the table. Management reviews and evaluates the operation of each geographic segment separately. Segments include exploration for and production of hydrocarbons where commercial reserves have been found and developed. Revenues are recognized at the geographical location of hydrocarbon production. The Company evaluates each segment based on operating income (loss).

Segment activity for the three months and nine months ended September 30, 2013 and 2012 are as follows:

($ thousands)	Gabon	Angola	EG	USA	Corporate and Other	Total
Three months ended September 30,
2013
Revenues	$37,253	$—	$—	$487	$—	$37,740
Operating income (loss)	14,156	(538)	(149)	(4,754)	(611)	8,104
2012
Revenues	$36,950	$—	$—	$680	$—	$37,630
Operating income (loss)	27,248	(781)	—	(8,994)	(1,879)	15,594

($ thousands)	Gabon	Angola	EG	USA	Corporate and Other	Total
Nine months ended September 30,
2013
Revenues	$109,482	$—	$—	$1,513	$—	$110,995
Operating income (loss)	59,871	(2,120)	(604)	(11,782)	(4,091)	41,274
2012
Revenues	$139,563	$—	$—	$2,171	—	$141,734
Operating income (loss)	106,852	(1,980)	—	(13,599)	(6,940)	84,333

Total Assets ($ thousands)	Gabon	Angola	EG	USA	Corporate and Other	Total
As of September 30, 2013	$220,098	$12,574	$10,129	$9,693	$21,127	$273,621
As of December 31, 2012	190,652	11,405	10,000	17,314	38,585	267,956

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created by those laws. The Company has based these forward-looking statements on its current expectations and projections about future events. These forward-looking statements include information about possible or assumed future results of the Company’s operations. All statements, other than statements of historical facts, included in this Report that address activities, events or developments that the Company expects or anticipates may occur in the future, including without limitation, statements regarding the Company’s financial position, operating performance and results, reserve quantities and net present values, market prices, business strategy, derivatives activities, the amount and nature of capital expenditures, plans and objectives of the Company’s management for future operations are forward-looking statements. When the Company uses words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “forecast,” “outlook,” “aim,” “will,” “could,” “should,” “may,” “likely,” “plan,” “probably” or similar expressions, the Company is making forward-looking statements. Many risks and uncertainties that could affect the Company’s future results and could cause results to differ materially from those expressed in the Company’s forward-looking statements include, but are not limited to: the volatility of oil and natural gas prices; the uncertainty of estimates of oil and natural gas reserves; the impact of competition; the availability and cost of seismic, drilling and other equipment; operating hazards inherent in the exploration for and production of oil and natural gas; difficulties encountered during the exploration for and production of oil and natural gas; difficulties encountered in delivering oil to commercial markets; discovery, acquisition, development and replacement of oil and gas reserves; timing and amount of future production of oil and gas; hedging decisions, including whether or not to enter into derivative financial instruments; our ability to effectively integrate companies and properties that we acquire; general economic conditions, including any future economic downturn, disruption in financial markets and the availability of credit; changes in customer demand and producers’ supply; future capital requirements and the Company’s ability to attract capital; currency exchange rates; actions by the governments and events occurring in the countries in which we operate; actions by our venture partners; compliance with, or the effect of changes in, governmental regulations regarding the Company’s exploration and production, including those related to climate change; actions of operators of the Company’s oil and gas properties; weather conditions; and statements set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and subsequent Quarterly Reports on Form 10-Q.

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

A significant component of the Company’s results of operations is dependent upon the difference between prices received for its offshore Gabon oil production and the costs to find and produce such oil. Oil (and gas) prices have been and are expected in the future to be volatile and subject to fluctuations based on a number of factors beyond the control of the Company. Similarly, certain costs to find and produce oil and gas are largely not within the control of the Company, particularly in regard to the cost of leasing drilling rigs to drill and maintain offshore wells.

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

A key focus of the Company is to maintain oil production from the Etame Marin block at optimal levels within the constraints of the existing infrastructure. Five subsea wells plus production from two platforms are tied back by pipelines to deliver oil and associated gas through a riser system to allow for delivery, processing, storage and ultimately offloading the oil from a leased Floating, Production, Storage and Offloading vessel (“FPSO”) anchored to the seabed on the block. With the FPSO limitations of approximately 25,000 BOPD and 30,000 barrels of total fluids per day, the challenge is to optimize production on both a near and long-term basis subject to investment and operational agreements between the Company and the consortium. The Company produces from the Etame, Avouma, South Tchibala and Ebouri fields on the block. During the three and nine months ending September 30, 2013, these fields produced approximately 1.6 million Bbls (0.4 million Bbls net to the Company) and 4.6 million Bbls (1.3 million Bbls net to the Company), respectively. The Company’s share of barrels sold reflects an allocation of cost oil and profit oil, and a reduction for royalty of 13%.

During 2011 and 2012, the Company invested in platform modifications to both the Ebouri and Avouma offshore platforms to accommodate the drilling of additional wells in addition to upgrading the electrical and power generation systems on both platforms. A new personnel accommodation module was installed during 2012 at the Avouma platform. Water knock-out facilities at the Avouma platform began operations in the third quarter of 2013.

Late in 2012, the Company commenced work on a drilling and recompletion campaign with the arrival of a drilling rig to conduct a six well program, with an option to extend the program to a total of eight wells. The six well program included three well recompletions to replace electrical submersible pumps, a development well that was successfully drilled and put on production in the Avouma field in April 2013, an unsuccessful exploration appraisal well drilled in the Ebouri field in the second quarter of 2013, and an unsuccessful exploration well drilled on the Ovoka prospect in the third quarter of 2013. The Company and its partners exercised the rig option in the third quarter of 2013 for the additional two wells in the program.  The rig is scheduled to commence the two well program in late-December 2013, which will be comprised of an exploration well in the Dimba prospect and a well recompletion in the Avouma field to replace electrical submersible pumps.

Long-term optimization progress was made in 2012 by the Company and its partners approving the construction of two additional production platforms. The two production platforms are part of the future development plans for the Etame Marin block. One platform will be located in the Etame field and the second platform will be located in-between the Southeast Etame and North Tchibala fields. Multiple wells are expected to be drilled from each of the platforms as part of the future development plans for the Etame Marin block. The Company drilled a successful exploration well in the Southeast Etame area in 2010. The Southeast Etame discovery will be developed from the second platform. The expected cost to build and install the platforms in the 2013/2014 timeframe is $325.0 million ($91.0 million net to the Company). The cost of the wells is not included in the platform costs. Constructions of the two production platforms began in the first quarter of 2013 and are scheduled for installation in 2014. The Company’s share of the total construction costs of the two platforms to-date is $37.8 million, of which $30.4 million was spent in the nine months ended September 30, 2013.

In 2012, the presence of hydrogen sulfide (H2S) from two of the three producing wells in the Ebouri field was discovered. The wells were shut-in for safety reasons resulting in a decrease of approximately 2,000 BOPD or approximately 10% of the gross daily production from the Etame Marin block. In the second quarter of 2013, the Company spent $0.5 million ($0.2 million net to the Company) to temporarily suspend the two affected wells. Analysis and options for re-establishing production from the impacted area began in the second half of 2012 and has continued through the third quarter of 2013.  Engineering and flow assurance work will continue through at least the end of 2013 to further develop solution options.  The expected outcome is that additional capital investment will be required, which is likely to include a new platform-type structure with H2S processing capability, recompletion of the shut-in wells and potentially additional new wells to re-establish and maximize production from the impacted area. The design, cost projections and final investment decisions by the Company and its partners are expected to be made in the first half of 2014. Re-establishing production from the area impacted by H2S is expected in the first half of 2016.

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

The N’Gongui 2 exploration well was drilled in 2012 resulting in a discovery at a cost of $19.7 million ($8.8 million net to the Company). Application of the discovery was made timely to the government of Gabon and the issuance of the development permit is pending finalization of financial terms. Development of the onshore block is expected to capitalize on synergies such as office space, warehouse and open yard space and experienced personnel from our operating base in Port Gentil, Gabon.

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

In the second quarter of 2012, the Company identified a potential partner to acquire the available 40% working interest and submitted the name of the interested party to the Angolan government for approval. In July 2013, the Angolan government informed the Company that it should first proceed to acquire the available working interest per the provisions of the Joint Operating Agreement and then enter into a farm-out agreement with the potential partner. After requesting the assignment of the available working interest, the Company received correspondence from the Angolan government in November 2013 whereby they notified the Company of their plan to effect the working interest assignment directly to a third party.  The Company cannot provide a time estimate for completing the working interest assignment, or whether the assignment will occur at all, as it involves actions by the Angolan government. After the assignment of the 40% is completed, the Company intends to commence drilling two exploration wells as soon as practical.

Due to the continuing circumstances regarding the available 40% working interest, the Company has recorded a full allowance totaling $7.4 million as of September 30, 2013, against the accounts receivable from partners for the amounts owed to the Company above its 40% working interest plus the 10% carried interest. The allowance recorded in the three and nine months ended September 30, 2013 totaled $0.1 million and $1.3 million, respectively. The farm-out agreement provides for the Company to be reimbursed for the gross receivable amount. The timing of this event cannot be reasonably predicted at the present time.

Offshore Equatorial Guinea

An important goal for the Company is establishing meaningful production operations in more than one country. The Company routinely evaluates working interest opportunities primarily in the West African geographic area where the Company has significant expertise and where the base of the foreign operations is located.

During 2012, the Company identified an opportunity to purchase a working interest in Block P, Equatorial Guinea. In November 2012, the Company completed the acquisition of a 31% working interest in the block at a cost of $10.0 million. Prior to the Company’s acquisition, two oil discoveries had been made on the block, and the Company believes that there is exploration potential on other areas of the block.

The Company and its partners are proceeding with plans to drill two exploration wells in 2014.

Onshore Domestic—Texas

The Company acquired a 640 acre lease, the Hefley field, in the Granite Wash formation in North Texas in December 2010 and a 480 acre lease in the same formation in July 2011. Two wells have been drilled on the Hefley lease acreage and brought on production. The second well began production in March 2012. During the three months ended September 30, 2013, the two wells produced approximately 1,600 Bbls of oil and 74 million cubic feet of gas net to the Company after deduction of royalty and severance taxes. During the nine months ended September 30, 2013, the two wells produced approximately 4,000 Bbls of oil and 257 million cubic feet of gas net to the Company after deduction of royalty and severance taxes The Hefley field acreage is held by production. In the second quarter 2013, the Company decided it was unlikely to conduct further exploratory activities on the unevaluated portion of the Hefley field. Accordingly, the Company charged $0.7 million to exploration expense, which represented the remaining cost of the unevaluated Hefley leasehold.

The expiration date of the primary term of the 480 acre Granite Wash lease is August 2014.  In the third quarter of 2013, the Company decided to not proceed with drilling wells on this acreage and has recognized the leasehold investment as an asset held for sale.  Based on recent market transactions for leases in the area, the Company incurred exploration expense of $1.6 million to write-down the investment to its market value of $0.2 million.

Onshore Domestic—Montana

In May 2011, the Company acquired a 70% working interest in approximately 5,200 acres (3,640 net acres) in Sheridan County, Montana in the Middle Bakken formation. The Company drilled two wells on this acreage in 2012. After completion testing beginning in the fourth quarter of 2012 using electrical submersible pumps (ESP’s), both of the wells drilled were determined to be unsuccessful as the operating and water disposal costs exceeded the value of the gas and condensate produced from the wells. Dry-hole cost and leasehold impairment totaling $15.7 million was recognized for these two wells ($14.2 million in the fourth quarter of 2012 and $1.5 million in the first quarter 2013). As the Company does not intend to drill any further wells on this acreage expiring, for the most part, within a year, the remaining leasehold cost of $0.5 million was charged to exploration expense in the third quarter of 2013.

In September 2011, the Company acquired a 65% working interest in approximately 22,000 gross acres (14,300 net acres) covering the Middle Bakken and deeper formations in the East Poplar unit and the Northwest Poplar field in Roosevelt County, Montana. Pursuant to the terms of the acquisition, the Company was required to drill three wells at its sole cost, one of which was required to be drilled by September 1, 2012 and the remaining two wells were required to be drilled by the end of 2012. A vertical exploration well, which met the time requirement for drilling the first well, was spudded in December 2011 to evaluate the formations. The second exploration well was drilled and completed in the Bakken/Three Forks formations. Both of these wells were unsuccessful efforts, resulting in dry-hole costs and leasehold impairment totaling $18.4 million recorded in the fourth quarter of 2012. The third obligatory well, which was drilled in the fourth quarter of 2012 at a cost of $3.0 million, was charged to dry-hole expense in the third quarter of 2013. Leasehold cost of $1.3 million remains capitalized for this acreage in Roosevelt County, Montana.

CAPITAL RESOURCES AND LIQUIDITY

Cash Flows

Net cash provided by operating activities for the nine months ended September 30, 2013 was $36.8 million, as compared to net cash provided by operating activities of $44.8 million for the nine months ended September 30, 2012. The $8.0 million decrease in cash from operations for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was primarily due to a $7.6 million reduction in net income, a $5.7 million negative variance in changes in operating assets and liabilities, partially offset by a $5.3 million positive variance in non-cash adjustments. The $5.7 million negative variance in changes in operating assets and liabilities was primarily due to a higher underpaid position from the Company’s joint venture partners.

Net cash used in investing activities for the nine months ended September 30, 2013 was $57.0 million, compared to net cash used in investing activities for the nine months ended September 30, 2012 of $43.5 million. For the nine months ended September 30, 2013 the Company paid $56.1 million for capital expenditures, and added $0.9 million to its restricted cash balance in Gabon. For the nine months ended September 30, 2012 the Company paid $43.5 million for capital expenditures, which was partially offset by a $0.1 million release of restricted cash in Gabon.

For the nine months ended September 30, 2013, net cash used in financing activities was $10.1 million consisting of treasury stock purchases of $10.7 million, partially offset by the receipt of $0.6 million in proceeds from the issuance of common stock upon the exercise of stock options. For the nine months ended September 30, 2012, cash used in financing activities was $2.2 million consisting of distributions to a noncontrolling interest of $5.6 million, which was partially offset by the receipt of $3.4 million in proceeds from the issuance of common stock upon the exercise of stock options.

Capital Expenditures

During the nine months ended September 30, 2013, the Company incurred $44.6 million of net property and equipment additions, primarily associated with $30.4 million for the construction of two new platforms offshore Gabon, $10.9 million for two development wells offshore Gabon, $1.8 million for production facilities improvements offshore Gabon, and $1.0 million for the onshore Gabon exploratory well. During the fourth quarter of 2013, the Company anticipates its share of capital expenditures will approximate $17.0 million primarily associated with the offshore Gabon block for the construction of two platforms and the drilling of one exploration well.

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

For the nine months ended September 30, 2013, exploration expense was $21.5 million, primarily comprised of $11.2 million related to the Company’s unsuccessful exploration activities in the United States, $9.0 million of dry-hole costs related to two unsuccessful offshore Gabon exploration wells. Additional exploration costs incurred in the nine months ended September 30, 2013 were $0.5 million onshore Gabon, $0.5 million offshore Gabon, and $0.2 million in Equatorial Guinea.

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

Liquidity

The Company’s primary source of capital has been cash flows from operations. At September 30, 2013, the Company had unrestricted cash of $100.5 million. The Company believes that this cash combined with cash flow from operations will be sufficient to fund the Company’s remaining 2013 and the 2014 capital expenditure budget, and additional investments in working capital resulting from potential growth. As operator of the Etame Marin and Mutamba Iroru blocks in Gabon, Block 5 in Angola, the Company enters into project related activities on behalf of its working interest partners. The Company generally obtains advances from its partners prior to significant funding commitments.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2013 compared to three months ended September 30, 2012

Total Revenues

Total oil and natural gas revenues were $37.7 million for the three months ended September 30, 2013 compared to $37.6 million the same period of 2012.

Oil Revenues

Gabon

Crude oil revenues for the three months ended September 30, 2013 were $37.3 million, as compared to $37.0 million for the same period in 2012. In the three months ended September 30, 2013, the Company sold approximately 337,000 net barrels of oil at an average price of $110.54/Bbl, while in the three months ended September 30, 2012 it sold approximately 342,000 net barrels of oil at an average price of $107.94/Bbl.

United States

Condensate sales from the Granite Wash formation wells, located in Hemphill County, Texas for the period ended September 30, 2013 were $0.1 million, resulting from the sale of approximately 1,600 net barrels of oil condensate at an average price of $88.83. For the same period in 2012, condensate sales were $0.2 million, resulting from the sale of approximately 2,300 net barrels of oil condensate at an average price of $77.48/Bbl.

Natural Gas Revenues

United States

Natural gas revenues including revenues from natural gas liquids for the three months ended September 30, 2013 were $0.3 million compared to $0.5 million for the same period in 2012. Natural gas sales volumes were 74 MMcf at an average price of $4.57/Mcf for the three months ended September 30, 2013, compared to sales volumes of 147 MMcf at an average price of $3.32/Mcf for the same period in 2012.

Operating Costs and Expenses

Production expenses for the three months ended September 30, 2013 were $12.6 million compared to $5.9 million for the same period in 2012. The higher production expenses in the three months ended September 30, 2013 compared to the same period in 2012 were attributable to offshore Gabon operations which included $2.1 million of well workover costs to replace electrical submersible pumps in an offshore Gabon well, $0.6 million of higher FPSO operating costs, $1.0 million related to deck boiler repairs onboard the FPSO, $0.8 million incurred for generator repairs on the Avouma platform, $0.7 million of costs to temporarily suspend the two Ebouri wells affected by elevated levels of H2S, and $0.8 million in higher costs resulting from crude oil inventory adjustments.

For the three months ended September 30, 2013, the Company’s Gabon production was approximately 16,900 BOPD (4,100 BOPD net to the Company), as compared to approximately 19,000 BOPD (4,600 BOPD net to the Company) for the same period in 2012.

Exploration expenses for the three months ended September 30, 2013 was $11.1 million, compared to $0.7 million for the same period in 2012. For the three months ended September 30, 2013, exploration expenses consisted primarily of dry hole costs of $6.0 million related to two offshore Gabon unsuccessful exploration wells,  $3.0 million of dry hole costs related to a well drilled in the fourth quarter of 2012 in Roosevelt County, Montana where it was decided in the third quarter of 2013 to not proceed with additional completion activities, and $2.0 million to expense portions of undeveloped leaseholds held in Texas and Montana, United States. For the three months ended September 30, 2012, exploration expenses consisted primarily $0.3 million for activities in North America, $0.1 million for activities offshore Gabon, and $0.2 million for activities in Angola.

Depreciation, depletion and amortization expenses were $4.0 million in the three months ended September 30, 2013 compared to $4.9 million in the three months ended September 30, 2012. The lower depreciation, depletion and amortization expenses during the three months ended September 30, 2013 compared to the same period in 2012 were primarily due to both lower average depletion rates and lower sales volumes.

General and administrative expenses for the three months ended September 30, 2013 and 2012 were $1.9 million and $2.5 million, respectively. The decrease in general and administrative costs in the three months ended September 30, 2013 compared to the same period in 2012 was primarily due to higher overhead reimbursements resulting from the active development program offshore Gabon.

During the three months ended September 30, 2012, the Company recorded an impairment loss of $7.6 million to write down its investment in the Granite Was formation of North Texas to its fair value. The impairment charge was due to a combination of continued production declines from both wells and low natural gas prices.

Other Income (expense)

Other expense for the three months ended September 30, 2013 was $56,000, comprised principally of losses on foreign exchange transactions. Other income for the three months ended September 30, 2012 was $9,000.

Income Taxes

Income tax expense amounted to $5.7 million and $14.2 million for the three months ended September 30, 2013 and 2012, respectively. In the three months ended September 30, 2013 and 2012, the income taxes were all paid in Gabon. Income taxes in the three months ended September 30, 2013 were lower due to a lower percentage of oil allocated as “profit oil” versus “cost oil”. The income taxes the consortium pays the government of Gabon is an allocation of the remaining profit oil production from a specific contract area ranging from 50% to 60% of the oil remaining after deducting the royalty and the cost oil.

Net Income

Net income for the three months ended September 30, 2013 was $2.4 million, compared to $0.1 million for the same period in 2012. Net income allocated to the noncontrolling interest was $1.3 million in the three months ended September 30, 2012.

The noncontrolling interest, which was associated with VAALCO Energy (International), Inc., a subsidiary that was 90.01% owned by the Company, was acquired by the Company at a cost of $26.2 million effective October 1, 2012.

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

Total Revenues

Total oil and natural gas revenues were $111.0 million for the nine months ended September 30, 2013 compared to $141.7 million for the same period of 2012.

Oil Revenues

Gabon

Crude oil revenues for the nine months ended September 30, 2013 were $109.5 million, a $30.1 million decrease from revenues of $139.6 million for the same period of 2012. The Company sold approximately 1,013,000 net barrels of oil at an average price of $108.06/Bbl. in the nine months ended September 30, 2013. The Company sold approximately 1,248,000 net barrels of oil at an average price of $111.79/Bbl. in the nine months ended September 30, 2012. Sales volumes declined in the nine months ended September 30, 2013 as compared to the same period in 2012 primarily due to temporary production stoppages resulting from workover activities for replacing electrical submersible pumps on three offshore Gabon wells, as well as the July 2012 shut-in of two wells in the Ebouri field, offshore Gabon, as a precaution after detecting H2S.

United States

Condensate sales from the Granite Wash wells, located in Hemphill County, Texas for the nine months ended September 30, 2013 were $0.3 million, resulting from approximately 4,000 barrels of oil condensate at an average price of $83.88/Bbl. Condensate sales for the nine months ended September 30, 2012 were $0.6 million, resulting from approximately 7,300 barrels of oil condensate at an average price of $82.81/Bbl.

Natural Gas Revenues

United States

Natural gas revenues, including revenues from natural gas liquids, for the nine months ended September 30, 2013 were $1.2 million compared to $1.5 million for the comparable period in 2012. Natural gas sales volumes were 257 MMcf at an average price of $4.50/Mcf for the nine months ended September 30, 2013, compared to sales volumes of 421 MMcf at an average price of $3.65/Mcf for the same period in 2012.

Operating Costs and Expenses

Production expenses for the nine months ended September 30, 2013 were $28.0 million compared to $18.0 million in the nine months ended September 30, 2012. The higher production expenses in the nine months ended September 30, 2013 compared to the same period in 2012 were attributable to offshore Gabon operations which included $7.3 million of well workover costs to replace electrical submersible pumps in three offshore Gabon wells, $1.0 million related to deck boiler repairs onboard the FPSO, $0.8 million incurred for generator repairs on the Avouma platform, and $0.7 million to temporarily suspend the two Ebouri wells affected by elevated levels of H2S.  The higher production expenses were partially offset by $0.7 million lower production costs resulting from crude oil inventory adjustments.

For the nine months ended September 30, 2013, the Company’s Gabon production was approximately 16,800 BOPD (4,100 BOPD net to the Company), as compared to approximately 20,100 BOPD (4,900 BOPD net to the Company) for the nine months ended September 30, 2012.

For the nine months ended September 30, 2013, exploration expense was $21.5 million, primarily including $11.4 million related to the Company’s unsuccessful exploration activities in the United States properties and $9.0 million dry-hole costs related to two unsuccessful offshore Gabon exploration wells. Additional exploration costs incurred in the nine months ended September 30, 2013 were $0.5 million onshore Gabon, $0.5 million offshore Gabon, and $0.2 million in Equatorial Guinea.

For the nine months ended September 30, 2012, exploration expense was $5.0 million, consisting primarily of a $2.9 million dry-hole charge to write-off the exploratory costs associated with the drilling and testing of several intervals below the Bakken/Three Forks formation on a well drilled in the East Poplar Dome field in Montana. Additional exploratory costs incurred in the nine months ended September 30, 2012 were $0.7 million in North America, $0.4 million onshore Gabon, and $0.6 million offshore Gabon, $0.2 million in Angola, and $0.2 million in the United Kingdom.

Depreciation, depletion and amortization expenses were $11.0 million in the nine months ended September 30, 2013 compared to $16.7 million in the nine months ended September 30, 2012. The lower depreciation, depletion and amortization expenses during the nine months ended September 30, 2013 compared to the same period in 2012 were primarily due to lower sales volumes in Gabon as a result of two wells shut-in for the H2S issue in July 2012 and three wells that underwent replacement of electrical submersible pumps.

General and administrative expenses for the nine months ended September 30, 2013 and 2012 were $8.0 million and $9.1 million, respectively. During the nine months ended September 30, 2013, the Company incurred $1.5 million higher administrative costs to support the increased overseas operations, offset by $2.7 million net credits from higher overhead reimbursements associated with production development operations on the Etame Marin block.

During the nine months ended September 30, 2012, the Company recorded an impairment loss of $7.6 million to write down its investment in the Granite Was formation of North Texas to its fair value. The impairment charge was due to a combination of continued production declines from both wells and low natural gas prices.

Other Income (expense)

Other expense for the nine months ended September 30, 2013 was $0.1 million, compared to other income of $0.7 million for the same period in 2012. The other expense and other income recorded in each of the nine months ended September 30, 2013 and 2012 were primarily attributable to foreign exchange transactions.

Income Taxes

Income tax expense amounted to $24.5 million and $60.7 million for the nine months ended September 30, 2013 and 2012, respectively. In the nine months ended September 30, 2013 and 2012, the income taxes were all paid in Gabon. Income taxes in the nine months ended September 30, 2013 were lower due to lower sales volumes and a lower percentage of oil allocated as “profit oil” versus “cost oil.” The income taxes the consortium pays the government of Gabon is an allocation of the remaining profit oil production from a specific contract area ranging from 50% to 60% of the oil remaining after deducting the royalty and the cost oil.

Net Income

Net income for the nine months ended September 30, 2013 was $16.7 million, compared to a net income of $19.6 million for the same period in 2012. Net income allocated to the noncontrolling interest for the nine months ended September 30, 2012 was $4.7 million.

The noncontrolling interest, which was associated with VAALCO Energy (International), Inc., a subsidiary that was 90.01% owned by the Company, was acquired by the Company at a cost of $26.2 million effective October 1, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 6, 2013 the Company announced that its Board of Directors authorized a 12-month share repurchase program for up to an aggregate $25 million of the Company’s outstanding common stock.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Maximum Number (or Approximate Dollar Value that may yet be Purchased Under the Plans or Programs (million))
June 6, 2013 to September 30, 2013	1,765,170	$6.05	1,765,170	$14.30

ITEM  3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

PART II. OTHER INFORMATION

ITEM 1A.       RISK FACTORS

There have been no material changes to the disclosure on this matter in our annual report on form 10-K for the year ended December 31, 2012 and our quarterly reports for the quarters ended March 31, 2013 and June 30, 2013.

ITEM 6.          EXHIBITS

(a) Exhibits

3. Articles of Incorporation and Bylaws

3.1	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.1 to Company’s Report on Form 8-K filed with the Commission on September 23, 2013)

10. Material Agreements

10.1	Guidry Executive Employment Agreement (incorporated by reference from Exhibit 10.1 to Company’s Report on Form 8-K filed with the Commission on September 23, 2013

31. Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Section 1350 Certificates

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

101.INS XBRL Instance Document.

101.SCH XBRL Taxonomy Schema Document.

101.CAL XBRL Calculation Linkbase Document.

101.DEF XBRL Definition Linkbase Document.

101.LAB XBRL Label Linkbase Document.

101.PRE XBRL Presentation Linkbase Document.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VAALCO ENERGY, INC.

(Registrant)

By	/s/ GREGORY R. HULLINGER
Gregory R. Hullinger,
Chief Financial Officer (on behalf of the Registrant and as the principal financial officer)

Dated: November 7, 2013

EXHIBIT INDEX

Exhibits

3. Articles of Incorporation and Bylaws

3.1	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.1 to Company’s Report on Form 8-K filed with the Commission on September 23, 2013)

10. Material Agreements

10.1	Guidry Executive Employment Agreement (incorporated by reference from Exhibit 10.1 to Company’s Report on Form 8-K filed with the Commission on September 23, 2013

Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Section 1350 Certificates

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

101.INS XBRL Instance Document.

101.SCH XBRL Taxonomy Schema Document.

101.CAL XBRL Calculation Linkbase Document.

101.DEF XBRL Definition Linkbase Document.

101.LAB XBRL Label Linkbase Document.

101.PRE XBRL Presentation Linkbase Document.