Form 10-Q
period 2014-03-31
VAALCO ENERGY INC /DE/
filed 2014-05-07
CIK 894627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 30, 2014, there were outstanding 56,928,108 shares of common stock, $0.10 par value per share, of the registrant.

VAALCO ENERGY, INC. AND SUBSIDIARIES

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands of dollars, except number of shares and par value amounts)

	March 31, 2014	December 31, 2013
Current Assets:
Cash and cash equivalent	$80,721	$130,529
Restricted Cash	12,159	12,366
Receivables:
Trade	87	16,972
Accounts with partners, net of allowance of zero at March 31, 2014 and $7.6 million at December 31, 2013	40,963	307
Other	4,462	4,435
Crude oil inventory	1,152	352
Materials & supplies	468	164
Prepayments and others	6,312	2,339
Total current assets	146,324	167,464

Property and equipment - successful efforts method
Wells, platforms and other production facilities	217,805	215,701
Undeveloped acreage	22,919	23,705
Work in progress	74,311	64,489
Equipment & other	7,801	6,831
	322,836	310,726
Accumulated depreciation , depletion and amortization	(176,000)	(172,202)
Net property and equipment	146,836	138,524

Other assets:
Restricted cash	830	830
Deferred tax assets	1,349	1,349
Deferred finance charge	1,722	-

Total Assets	$297,061	$308,167

Current Liabilities:
Accounts payable and accrued liabilities	$38,446	$42,561
Accounts with partners	1,732	3,268
Total current liabilities	40,178	45,829

Asset retirement obligations	11,630	11,464
Total Liabilities	51,808	57,293
Commitments and Contingencies (note 4)
Owners' Equity
Common stock, $0.10 par value, 100,000,000 authorized shares, 63,976,646 and 64,012,914 shares issued with 7,094,705 and 7,162,573 shares in treasury at March 31, 2014 and December 31, 2013 respectively	6,408	6,408
Additional paid-in capital	56,502	55,455
Retained earnings	217,404	224,442
Less treasury stock, at cost	(35,061)	(35,431)
Total Equity	245,253	250,874
Total Liabilities & Owners' Equity	$297,061	$308,167

See notes to unaudited condensed consolidated financial statements.

AALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

(unaudited)

(in thousands of dollars, except per share amounts)

	Three months ended,
	March 31, 2014	March 31, 2013
Revenues:
Oil and gas sales	$28,071	$44,137

Operating costs & expenses
Production expenses	9,650	8,384
Exploration expenses	11,323	6,106
Depreciation, depletion and amortization	4,160	3,626
General and administrative expenses	3,588	3,639
Bad debt expense and other expenses	-	879
Total operating expenses	28,721	22,634

Operating (loss) income	(650)	21,503

Other income (expenses):
Interest income	29	25
Other, net	(291)	(94)
Total other expenses	(262)	(69)
(Loss) income before income taxes	(912)	21,434
Income tax expense	(6,126)	(14,246)

Net (loss) income	(7,038)	7,188

Earnings per share - basic:
Basic net (loss) income per share attributable to VAALCO Energy, Inc. common shareholders	$(0.12)	$0.12

Earnings per share - diluted:
Diluted net (loss) income per share attributable to VAALCO Energy, Inc. common shareholders	$(0.12)	$0.12
Basic weighted-average shares outstanding	56,860	57,907
Diluted weighted-average shares outstanding	56,860	59,070

See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(unaudited)

(in thousands of dollars)

	VAALCO ENERGY, Inc. Shareholders
	Common	Additional Paid-In	Retained	Treasury
	Stock	Capital	Earnings	Stock	Total
Balance at January 1, 2014	$6,408	$55,455	$224,442	$(35,431)	$250,874
Stock based compensation		1,417		-	1,417
Reissuance of treasury stock under stock based compensation plans		(370)		370	-
Net loss			(7,038)		(7,038)
Ending balance at March 31, 2014	6,408	56,502	217,404	(35,061)	245,253

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

(in thousands of dollars)

	Three Months Ended March 31,
	2014	2013
Operating Activities:
Net (loss) income	$(7,038)	$7,188
Adjustments to reconcile net income to net cash used in operating activities
Depreciation, depletion and amortization	4,160	3,626
Unrealized foreign exchange loss	22	22
Dry hole costs and impairment loss on unproved leasehold	10,505	4,896
Stock based compensation	1,417	1,406
Bad debt expense	-	879
Change in operating assets and liabilities:
Trade receivables	16,885	(16,541)
Accounts with partners	(42,192)	(11,260)
Other receivables	(108)	(3,020)
Crude oil inventory	(996)	287
Materials and supplies	(304)	12
Prepayment and other	(3,975)	256
Accounts payable and accrued liabilities	(1,918)	3,280
Net cash used in operating activities	(23,542)	(8,969)

Cash Flows from Investing Activities
Decrease (increase) in restricted cash	$207	$(818)
Property and equipment expenditures	(24,751)	(18,372)
Net cash used in investing activities	(24,544)	(19,190)

Cash Flows from Financing Activities
Debt issuance costs capitalized	(1,722)	-
Net cash used in financing activities	(1,722)	-

Net Change in Cash and Cash Equivalents	(49,808)	(28,159)

Cash and Cash Equivalent at Beginning of Period	130,529	130,800

Cash and Cash Equivalent at End of Period	$80,721	$102,641

Supplemental disclosure of cash flow information
Income taxes paid	9,538	9,741
Investment in property and equipment not paid	11,304	11,777
Receivable from employees for stock option exercise	-	135

See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOUNTING POLICIES

The condensed consolidated financial statements of VAALCO Energy, Inc. and subsidiaries (collectively, “VAALCO” or the “Company”), included herein are unaudited, but include all adjustments consisting of normal recurring accruals which the Company deems necessary for a fair presentation of its financial position, results of operations and cash flows for the interim period. Such results are not necessarily indicative of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2013, which also contains a summary of the significant accounting policies followed by the Company in the preparation of its consolidated financial statements. These policies were also followed in preparing the quarterly report included herein. The Company follows the successful efforts method of accounting for oil and gas exploration and development costs.

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

2.       EARNINGS PER SHARE

Basic earnings per share (“EPS”) is calculated using the average number of shares of common stock outstanding during each period. Diluted EPS assumes the exercise of all stock options, restricted and unrestricted shares having exercise prices less than the average market price of the common stock using the treasury stock method.

Diluted shares consist of the following:

	Three months ended,
	March 31, 2014	March 31, 2013
Basic weighted average common stock issued and outstanding	56,860,172	57,906,967
Dilutive options	-	1,163,025
Total dilutive shares	56,860,172	59,069,992

As the Company recognized a net loss for the three months ended March 31, 2014, there were no dilutive options. Options to purchase 4,542,350 and 1,018,900 shares were excluded in the three months March 31, 2014, and 2013, respectively, because they would have been anti-dilutive.

3.       STOCK-BASED COMPENSATION

Stock options are granted under the Company’s long-term incentive plan and have an exercise price that may not be less than the fair market value of the underlying shares on the date of grant. In general, stock options granted to employees will become exercisable over a period determined by the Compensation Committee which in the past has been a five year life. A portion of the stock options granted in March 2014 and 2013 vested immediately with the remainder vesting over a two year period. In addition, stock options will become exercisable upon a change in control, unless provided otherwise by the Compensation Committee of our Board of Directors. At March 31, 2014, there were 320,707 shares subject to options authorized but not granted.

The Company recognized non-cash compensation expense of $1.4 million related to stock options in each of the three months ended March 31, 2014 and 2013. These amounts were recorded as general and administrative expense. Because the Company does not pay significant United States federal income taxes, no amounts were recorded for tax benefits.

A summary of the stock option activity for the three months ended March 31, 2014 is provided below:

	Number of Shares Underlying Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at the beginning of period	4,927	$6.95	2.85	$2.81
Granted	1,060	$6.98	4.93
Exercised	-	$-	-
Forfeited	(26)	$8.50	2.91
Outstanding at the end of period	5,961	$6.95	3.01	$2.92
Vested and expected to vest - end of period	4,366	$6.82	2.57	$2.75

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

Shares of restricted stock are granted under the Company’s long-term incentive plan using the fair market value of the underlying shares on the date of grant. In general, restricted stocks granted to employees will vest over a period determined by the Compensation Committee which is generally a four year period, with the initial one-third vesting on the first grant date anniversary.

A summary of the restricted stock activity for the three months ended March 31, 2014 is provided below:

	Restricted Stock	Grant Date Fair Value per Share
Outstanding at the beginning of period	100,000	$5.89
Granted	99,468	$6.98
Vested	(31,600)	$6.98
Forfeited	-	$-
Outstanding at the end of period	167,868	$6.32

As of March 31, 2014, unrecognized compensation costs totaled $4.6 million. The expense is expected to be recognized over a weighted average period of 2.8 years.

4.       COMMITMENTS AND CONTINGENCIES

Offshore Gabon

As part of securing the second ten year production license with the government of Gabon for the Etame Marin block, the Company agreed to a cash funding arrangement for the eventual abandonment of the offshore wells, platforms and facilities. The agreement is pending final approval and will provide for annual funding over the remaining life of the production license. The amounts paid will be reimbursed through the cost account and are non-refundable to the Company. The funding is expected to begin in the first half of 2014.   As in prior periods, the obligation for abandonment of the Gabon offshore facilities is included in the asset retirement obligation shown on the Company’s balance sheet.

Angola

In November 2006, the Company signed a production sharing contract for Block 5 offshore Angola. The four year primary term with an optional three year extension awarded the Company exploration rights to 1.4 million acres offshore central Angola. The Company’s working interest is 40%. Additionally, the Company is required to carry the Angolan national oil company, Sonangol P&P, for 10% of the work program. The Company’s seismic obligation was met in 2008 and the requirement to drill two exploratory wells remains as an obligation.   Additional time extensions have been granted for drilling the two exploration commitment wells with a current expiration date of November 30, 2014. In April 2014, the Company received a letter and contractual amendment proposal from Sonangol E. P. which is expected to be approved in the near term by the government of Angola.  The contractual amendment provides for a three year time extension for the exploration permit until November 30, 2017 and outlines the timing for the drilling of the two exploration wells, an obligation under the terms of the original agreement.  The amendment provides for spudding one exploration well prior to the expiration of the current November 30, 2014 time extension, and the second well by early 2016. Each well is subject to a $5.0 million penalty ($10.0 million in aggregate for both wells) if not drilled by the expiration date. The $10.0 million obligation is currently recorded as short term restricted cash and is held at a financial institution located in the United States.

The government-assigned working interest partner was removed from the production sharing contract for cause by governmental decree dated December 1, 2010.  In the first quarter of 2014, this working interest was assigned to Sonangol P&P, by Sonangol E.P., the concessionaire.  Both Sonangol entities and the Company have been working together to determine the work program for the block including the timing for drilling the two exploration obligation wells. Subject to final approval of the contract amendment provided by Sonangol E.P., the agreed work plan will include the drilling of one exploration well in 2014 and the second exploration well by early 2016. As discussed above, the expiration date of the primary term of the production sharing contract is expected to be extended to November 30, 2017.  Additionally, the Company in the first quarter of 2014 has already proceeded with the purchase and processing of 3D seismic in the outboard segment of the block, which may have a bearing on the location for drilling the second exploration well.

Asset Retirement Obligation

The Company is carrying $11.6 million of asset retirement obligation as of March 31, 2014, representing the present value of our future obligations for the future abandonment costs of tangible assets such as platforms, well, pipelines and other facilities.

5.       CAPITALIZATION OF EXPLORATORY WELL COSTS

ASC Topic 932—Extractive Industries provides that the cost of an exploratory well shall be capitalized as part of the entity’s uncompleted wells pending the determination of whether the well has found proved reserves. Further, an exploration well that discovers oil and gas reserves, but those reserves cannot be classified as proved when drilling is completed, shall be capitalized if the well has found a sufficient quantity of reserves to justify its completion as a producing well and the entity is making sufficient progress assessing the reserves and the economic and operating viability of the project. If either condition is not met, the exploration well that is not brought on to production would be assumed to be impaired and its costs would be charged to expense.

Offshore Gabon: In the second and third quarters of 2010, the Company drilled a discovery well in the Southeast Etame field.In the second quarter of 2012, the Company and its partners approved a development plan featuring a fixed leg platform for developing both the Southeast Etame discovery area and the North Tchibala field.  The final investment decision was approved in the fourth quarter of 2012 for the construction of the platform. The platform is scheduled for installation in the second half of 2014 and a rig has been contracted to drill development wells targeting both fields in 2015. The Company has capitalized $7.8 million for the discovery well in accordance with the criteria contained in the ASC Topic 932.

Onshore Gabon:  In the third and fourth quarters of 2012, the Company drilled a discovery well (N’Gongui No. 2)  in the Mutamba Iroru block onshore Gabon. A revised production sharing contract (“PSC”) including exploration rights was submitted in April 2014 for approval by the Republic of Gabon.  After the PSC is approved, an application for a development area is expected to be issued without further delay. At that point, a plan of development will be submitted to the Republic of Gabon. However, the Company can provide no assurances that such a request will be granted. The Company has capitalized $8.9 million for the discovery well in accordance with the criteria contained in ASC Topic 932.

6.        DEBT

In January 2014, the Company executed a loan agreement with the International Finance Corporation (“IFC”) for a $65.0 million revolving credit facility which is secured by the assets of the Company’s Gabon subsidiary. The revolving facility matures in January 2019 at which point it can be extended or converted to a term loan. Since the execution of the debt agreement, the Company had not borrowed under the loan.  As of March 31, 2014, the Company has no borrowings outstanding under the loan.

7.       CAPITALIZATION OF INTEREST

The Company capitalizes interest costs to oil and natural gas properties on expenditures made in connection with exploration and development projects that are not subject to current depletion. Interest is capitalized only for the period that activities are in progress to bring these projects to their intended use. For the three months ended March 31, 2014, the Company incurred interest expense of $0.2 million in connection with our IFC loan. The entire expense was capitalized in the period. The Company did not have any capitalized interest in 2013.

8.       SEGMENT INFORMATION

The Company’s operations are based in Gabon, Angola, Equatorial Guinea and the United States. Management reviews and evaluates the operation of each geographic segment separately. The operations of all segments include exploration for and production of hydrocarbons where commercial reserves have been found and developed. The accounting policies of the reportable segments are the same as in Note 1.  Revenues are based on the location of hydrocarbon production. The Company evaluates each segment based on income (loss) from operations.

Segment activity for the three months March 31, 2014 and 2013 are as follows:

					Corporate
	Gabon	Angola	Equatorial Guinea	USA	and Other	Total
Three Months Ended March 31,
2014
Revenues	$27,741	$-	$-	$330	$-	$28,071
Income (loss) from operations	2,687	(1,126)	(200)	(63)	(1,948)	(650)
2013
Revenues	$43,655	$-	$-	$482	$-	$44,137
Income (loss) from operations	30,862	(1,203)	(290)	(5,692)	(2,174)	21,503

					Corporate
Total Assets	Gabon	Angola	Equatorial Guinea	USA	and Other	Total
As of March 31, 2014	$236,481	$12,443	$10,041	$9,680	$28,416	$297,061
As of December 31, 2013	256,033	12,204	10,059	9,660	20,211	308,167

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created by those laws. The Company has based these forward-looking statements on its current expectations and projections about future events. These forward-looking statements include information about possible or assumed future results of the Company’s operations. All statements, other than statements of historical facts, included in this Report that address activities, events or developments that the Company expects or anticipates may occur in the future, including without limitation, statements regarding the Company’s future financial position, capitalization of exploration and interest expense, future operating performance and results, reserve quantities and net present values, future commodityprices, business strategy, derivatives activities, the amount and nature of future capital expenditures, plans and objectives of the Company’s management for future operations are forward-looking statements. When the Company uses words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “forecast,” “outlook,” “will,” “could,” “should,” “may,” “likely,” “plan,” “probably” or similar expressions, the Company is making forward-looking statements. Many risks and uncertainties that could affect the Company’s future results and could cause results to differ materially from those expressed in the Company’s forward-looking statements include, but are not limited to: the volatility of oil and natural gas prices; the uncertainty of estimates of oil and natural gas reserves; the impact of competition; the availability and cost of seismic, drilling and other equipment; operating hazards inherent in the exploration for and production of oil and natural gas; difficulties encountered during the exploration for and production of oil and natural gas; difficulties encountered in delivering oil to commercial markets; discovery, acquisition, development and replacement of oil and gas reserves; timing and amount of future production of oil and gas; hedging decisions, including whether or not to enter into derivative financial instruments; our ability to effectively integrate companies and properties that we acquire; general economic conditions, including any future economic downturn, disruption in financial markets and the availability of credit; changes in customer demand and producers’ supply; future capital requirements and the Company’s ability to attract capital; currency exchange rates; actions by the governments and events occurring in the countries in which we operate; actions by our venture partners; compliance with, or the effect of changes in, governmental regulations regarding the Company’s exploration and production, including those related to climate change; actions of operators of the Company’s oil and gas properties; weather conditions; and statements set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

INTRODUCTION

VAALCO owns producing properties and conducts exploration activities as an operator in Gabon, West Africa, conducts exploration activities as an operator in Angola, West Africa, and conducts exploration activities as a non-operator in Equatorial Guinea, West Africa.  VAALCO is the operator of unconventional and conventional resource properties in the United States located in Texas and Montana. The Company also owns minor interests in conventional production activities as a non-operator in the United States.

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

As part of the near-term optimization, drilling and workover campaigns are developed and executed to drill new wells, partly to replace maturing wells, partly to develop bypassed oil and to perform workovers to replace electrical submersible pumps (“ESP’s”) ESPs in existing wells. Late in 2012, a drilling and workover campaign began with the arrival of a drilling rig to conduct a six well program that was ultimately increased to an eight well program extending into 2014. In the first quarter of 2014, the Company drilled an unsuccessful exploratory well offshore Gabon and performed a workover to replace the ESP’s on a well on the Avouma field. In April 2014, the Company commenced drilling a development well in the South Tchibala field to replace a well with damaged casing.

Long-term optimization progress was made in 2012 by the Company and its partners approving the construction of two additional production platforms for installation in 2014. The two production platforms are part of the future development plans for the Etame Marin block. One platform will be located in the Etame field and the second platform will be located between the Southeast Etame and North Tchibala fields. Multiple wells are expected to be drilled from each of the platforms. The Company drilled a successful exploration well in the Southeast Etame area in 2010 which will be developed from the second platform. The total cost to build and install the platforms is expected to be $325.0 million ($91.0 million net to the Company). The cost of the wells is not included in the platform costs.  At the end of March 31, 2014, the platform jackets were 95% complete and the deck sections were 70% complete.

In July 2012, the Company discovered the presence of hydrogen sulfide (“H2S”) from two of the three producing wells in the Ebouri field. The wells were shut-in for safety reasons resulting in a decrease of approximately 2,000 BOPD on a gross basis or approximately 10% of the gross daily production from the Etame Marin block. In addition, recent preliminary field testing of the Etame 5-H well indicates the well may be producing a low level of H2S. The well has been shut-in while work is underway to confirm the field testing. Laboratory confirmation of whether or not the well is actually producing H2S will not be known until the third quarter of 2014. Analysis and options for re-establishing production from the impacted areas continued through the first quarter of 2014.  Additional capital investment will be required, including a new centralized platform processing facility capable of removing H2S from Etame Marin block production, recompletion of the temporarily abandoned wells, and potentially additional new wells to re-establish and maximize production from the impacted areas. The design, cost projections and final investment decisions by the Company and its partners are expected to be made in the second half of 2014.  Re-establishing production from the areas impacted by H2S is expected in the first half of 2017.

Onshore Gabon

The Company operates in the Mutamba Iroru block located onshore Gabon. The Company has a 50% working interest in the block (41% net working interest assuming the Republic of Gabon exercises its back-in rights).  After drilling two unsuccessful exploration wells on the block in 2009, the Company entered into an agreement with Total Gabon to continue the exploration activities.  Following seismic reprocessing, a discovery well was drilled in 2012.  A revised production sharing contract (“PSC”) has been submitted to the Republic of Gabon and is pending approval. After the PSC is approved, an application for a development area is expected to be issued promptly.  At that point, a plan of development will be submitted to the Republic of Gabon. However, the Company can provide no assurances that such a request will be granted. Development of the onshore block is expected to capitalize on synergies such as office space, warehouse and open yard space and experienced personnel from our operating base in Port Gentil, Gabon.

Angola

The Company signed a production sharing contract in November 2006 for Block 5 offshore Angola, a 1.4 million acre property. The Company’s working interest is 40%. Additionally, the Company is required to carry the Angolan national oil company, Sonangol P&P, for 10% of the work program. The Company has a two well exploration commitment. In July 2012, the Angolan government granted an additional two year extension until November 30, 2014 to drill the two wells. In April 2014, the Company received a letter and contractual amendment proposal from Sonangol E. P. which is expected to be approved in the near term by the government of Angola. The contractual amendment provides for a three year time extension for the exploration permit until November 30, 2017 and outlines the timing for the drilling of the two exploration wells, an obligation under the terms of the original agreement.  The amendment provides for spudding one exploration well prior to the expiration of the current November 30, 2014 time extension, and the second well by early 2016. Each well is subject to a $5.0 million penalty ($10.0 million in aggregate for both wells) if not drilled during the contract term. The $10.0 million is currently recorded as restricted cash and is held at a financial institution located in the United States.

The government-assigned working interest partner was removed from the production sharing contract for cause by governmental decree dated December 1, 2010. In the first quarter of 2014, this working interest was assigned to Sonangol P&P, by Sonangol E.P., the concessionaire.  Both Sonangol entities and the Company have been working together to determine the work program for the block including the timing for drilling the two exploration obligation wells. Subject to final approval of the contract amendment provided by Sonangol E.P., the agreed work plan will include the spudding of one exploration well in 2014 and the second exploration well by early 2016. As discussed above, the expiration date of the primary term of the production sharing contract is expected to be extended to November 30, 2017.  Additionally, the Company in the first quarter of 2014 has already proceeded with the purchase and processing of 3D seismic in the outboard segment of the block, which may have a bearing on the location for drilling the second exploration well.

Offshore Equatorial Guinea

An important objective for the Company is growth by the establishment of meaningful production operations in more than one country. The Company routinely evaluates working interest opportunities primarily in the West African geographic area where the Company has significant expertise and where the base of the foreign operations is located.  During 2012, the Company identified an opportunity to purchase a working interest in Block P, Equatorial Guinea. In November 2012, the Company completed the acquisition of a 31% working interest in the block at a cost of $10.0 million. Prior to the Company’s acquisition, two oil discoveries had been made on the block, and there is exploration potential on other areas of the block. The Company is working with GEPetrol, the block operator, on a joint operatorship model. The Company expects to participate in the drilling of two exploration wells in the 2014/2015 timeframe.

Domestic

The Company operates two producing wells in the Granite Wash formation in Texas and has a leasehold position in Montana. The Company is not expecting to focus on further domestic activities or property acquisitions in the near term. The Company also owns minor interests in conventional production activities as a non-operator in the United States.

CAPITAL RESOURCES AND LIQUIDITY

Cash Flows

Net cash used in operating activities for the three months ended March 31, 2014 was $23.5 million, as compared to net cash used in operating activities of $9.0 million for the three months ended March 31, 2013. The $14.5 million decrease in cash from operations was primarily due to a decrease in crude oil sales, which is related to the number and timing of crude liftings from the Company’s offshore Gabon operations. In addition to the decrease in sales, the Company incurred higher dry hole and impairment of leasehold costs of $5.6 million primarily related to an unsuccessful exploration well offshore Gabon. Dry hole and impairment of leasehold costs for the three month ended March 2014 were $10.5 million compared to $4.9 million for the same period in 2013.

Net cash used in investing activities for the three months ended March 31, 2014 was $24.5 million, compared to net cash used in investing activities for the three months ended March 31, 2013 of $19.2 million. For the three months ended March 31, 2014 the Company paid $24.8 million for capital expenditures. For the three months ended March 31, 2013 the Company paid $18.4 million for capital expenditures.

For the three months ended March 31, 2014, net cash used in financing activities was $1.7 million related to the debt issuance cost for attaining a loan from the International Finance Corporation (“IFC”) in the amount of $65.0 million. Since the execution of the debt agreement, the Company has not borrowed against the loan.

Capital Expenditures

During the three months ended March 31, 2014, the Company incurred $15.3 million of net property and equipment additions, primarily associated with $11.2 million for the construction of two new platforms offshore Gabon. Additionally, the Company paid an initial payment of approximately $1.0 million towards the purchase of an office building in Gabon.  During the second quarter of 2014, the Company anticipates its share of capital expenditures will approximate $26.0 million primarily associated with the offshore Gabon block for the construction of the two platforms and the drilling of a replacement development well in the South Tchibala field.

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

For the three months ended March 31, 2014, exploration expense was $11.3 million, primarily comprised of $9.7 million related to the unsuccessful offshore Gabon exploration well and $0.8 million related to the impairment of leasehold costs offshore Gabon. Additional exploration costs incurred in the three months ended March 31, 2014 were $0.6 million in Angola related to seismic processing.

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

Liquidity

In January 2014, the Company entered into a loan agreement with the IFC for a $65.0 million revolving credit facility which is secured by the assets of the Company’s Gabon subsidiary. The revolving facility matures in January 2019 at which point it can be extended or converted to a term loan. Since the execution of the debt agreement, the Company had not borrowed under the loan.

The IFC loan also requires the Company to maintain the following financial ratios:

•	Debt to equity ratio no greater than 60:40
•

The ratio of net debt, as of the most recent quarter end date, to earnings before interest, tax, depreciation and amortization, and exploration expenses (EBITDAX), for the quarter end date, greater than 3.0

Historically, the Company’s primary sources of capital have been cash flows from equity offerings, cash flow from operations, and to lesser extent, borrowings. At March 31, 2014, the Company had unrestricted cash of $80.7 million. The Company believes that this cash combined with cash flow from operations and the IFC loan facility will be sufficient to fund the Company’s remaining 2014 capital expenditure budget, and additional working capital requirements resulting from potential growth. As operator of the Etame Marin and Mutamba Iroru blocks in Gabon, Block 5 in Angola, the Company enters into project related activities on behalf of its working interest partners. The Company generally obtains advances from its partners prior to significant funding commitments.

For the first quarter of 2014, the Company sold its oil under a contract with Mercuria Trading NV. Beginning in the second quarter of 2014, the Company has contracted with a third party to market the oil on a fixed barrel fee on the spot market.

Domestic operated production in Texas is sold via two contracts, one for oil and one for gas and natural gas liquids. The Company has access to several alternative buyers for oil, gas, and natural gas liquids domestically.

RESULTS OF OPERATIONS

Three months ended March 31, 2014 compared to three months ended March 31, 2013

Revenues

Total oil and natural gas revenues were $28.1 million for the three months ended March 31, 2014 compared to $44.1 million for the same period of 2013. The decrease in revenue is primarily related to the lower number of barrels lifted from the Company’s offshore Gabon operations and a decrease in the sales price per barrel in the three months ended March 31, 2014 compared to the same period in 2013.

Oil Revenues

Gabon

Crude oil revenues for the three months ended March 31, 2014 were $27.7 million, as compared to revenues of $43.7 million for the same period 2013. In the three months ended March 31, 2014, the Company sold approximately 257,000 net barrels of oil from two liftings at an average price of $107.97/Bbl, while in the three months ended March 31, 2013 it sold approximately 397,000 net barrels of oil equivalent from three liftings at an average price of $110.07/Bbl. Crude oil sales are a function of the number and size of crude oil liftings in each quarter from the floating production, storage and offloading (“FPSO”) facility and thus crude oil sales do not always coincide with volumes produced in any given quarter. Production for the three months ended March 31, 2014 was approximately 335,000 net barrels as compared to approximately 360,000 net barrels in the three months ended March 31, 2013.

The Company’s share of oil in inventory aboard the FPSO, excluding royalty barrels, was approximately 83,300 barrels and 14,200 barrels at March 31, 2014 and 2013, respectively.

United States

Condensate revenues from the Granite Wash formation wells, located in Hemphill County, Texas for the three months ended March 31, 2014 were approximately $56,000, resulting from the sale of approximately 500 net barrels of oil condensate. For the same period in 2013, condensate sales from the Granite Wash formation wells were $64,000, resulting from the sale of approximately 900 net barrels of oil condensate.

Natural Gas Revenues

United States

Natural gas revenues including revenues from natural gas liquids were $0.3 million in the three months ended March 31, 2014 and $0.4 million in the three months ended 2013. Net natural gas sales were 69 MMcf for the three months ended March 31, 2014. For the same period of 2013, net natural gas sales were 95 MMcf.

Operating Costs and Expenses

Total production expenses for the three months ended March 31, 2014 were $9.7 million compared to $8.4 million in the three months ended March 31, 2013. The Company incurred higher production expenses in 2014 primarily due higher workover costs. In the three months ended March 31, 2014 the Company expensed $3.2 million to replace an ESP on the offshore Gabon well, where as in the three months ended March 31, 2013, the Company expensed $1.2 million to replace pumps on the offshore Gabon wells. The increase in workover costs was offset by a decrease in production expense related to a $0.8 million higher volume of crude oil inventory remaining at the end of March 31, 2014. Any production expenses associated with unsold crude oil inventory are capitalized.

For the three months ended March 31, 2014, exploration expenses were $11.3 million, compared to $6.1 million for the same period in 2013. The higher exploration expenses in 2014 were primarily due to $9.7 million related to the unsuccessful offshore Gabon exploration well and $0.8 million related to the impairment of leasehold costs offshore Gabon. Additional exploration costs incurred in the three months ended March 31, 2014 were $0.6 million in Angola related to seismic processing.

Depreciation, depletion and amortization expenses were $4.2 million in the three months ended March 31, 2014 compared to $3.6 million in the three months ended March 31, 2013. The higher depreciation, depletion and amortization expenses during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 are primarily due to higher depletion rates.

General and administrative expenses for the three months ended March 31, 2014 and 2013 was $3.6 million, respectively.

Other Income (Expense)

Other expenses for the first three months ended March 31, 2014 and 2013 were $0.3 million and $0.1 million, respectively. The increase in other expenses is due to an increase in foreign currency transaction losses from the Company’s foreign operations.

Income Taxes

Income tax expenses were $6.1 million and $14.2 million for the three months ended March 31, 2014 and 2013, respectively. The income taxes were all paid in Gabon in both periods. The decrease in income tax expenses was primarily associated with the decrease in revenue due to the lesser number of crude oil liftings. Income taxes paid to the government of Gabon are a function of taxation on the remaining profit oil value after deducting the royalty and the cost oil values.

Net Income

Net loss was $7.0 million for the three months ended March 31, 2014, compared to net income of $7.2 million for the same period in 2013. The net loss in 2014 is primarily attributable to both lower revenues resulting from lower sales volumes and an increase in exploration expense offshore Gabon related to the unsuccessful exploration well.

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

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control – Integrated Framework (2013 Framework). Originally issued in 1992 (1992 Framework), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of March 31, 2014, the Company continues to utilize the 1992 Framework during the transition to the 2013 Framework by the end of 2014.

PART II. OTHER INFORMATION

ITEM 1A.       RISK FACTORS

Other than as described below, there have been no material changes to the disclosure on this matter in our annual report on form 10-K for the year ended December 31, 2013.

ITEM 6.          EXHIBITS

(a) Exhibits

3. Articles of Incorporation and Bylaws

3.1	Restated Certification of Incorporation (mentioned by reference to Exhibit 41 of form S-3 filed on July 15, 1998
3.2	Amendments to Restated Certification of Incorporation (incorporated by reference to Exhibit 4.2 of Form S-3 filed in July 15, 1998)
3.3	Amendment to Restated Certification of Incorporation (as amended) dated June 3, 2009
3.4	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.1 to Company’s Report on Form 8-K filed with the Commission on September 23, 2013)

10. Material Agreements

10.1	Loan agreement between VAALCO Gabon (Etame), Inc. and International Finance Corporation, dated January 30, 2014 (incorporated by reference to Exhibit 10.1 to From 8-K filed February 4, 2014.

31. Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Section 1350 Certificates

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

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
Gregory R. Hullinger,
Chief Financial Officer (on behalf of the Registrant and as the principal financial officer)

Dated: May 7, 2014

EXHIBIT INDEX

Exhibits

3. Articles of Incorporation and Bylaws

3.1	Restated Certification of Incorporation (mentioned by reference to Exhibit 41 of form S-3 filed on July 15, 1998
3.2	Amendments to Restated Certification of Incorporation (incorporated by reference to Exhibit 4.2 of Form S-3 filed in July 15, 1998)
3.3	Amendment to Restated Certification of Incorporation (as amended) dated June 3, 2009
3.4	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.1 to Company’s Report on Form 8-K filed with the Commission on September 23, 2013)

10. Material Agreements

10.1	Loan agreement between VAALCO Gabon (Etame), Inc. and International Finance Corporation, dated January 30, 2014 (incorporated by reference to Exhibit 10.1 to From 8-K filed February 4, 2014.

31. Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Section 1350 Certificates

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

101.INS XBRL Instance Document.

101.SCH XBRL Taxonomy Schema Document.

101.CAL XBRL Calculation Linkbase Document.

101.DEF XBRL Definition Linkbase Document.

101.LAB XBRL Label Linkbase Document.

101.PRE XBRL Presentation Linkbase Document.