Form 10-Q
period 2015-06-30
VAALCO ENERGY INC /DE/
filed 2015-08-06
CIK 894627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 1-32167

VAALCO Energy, Inc.

(Exact name of registrant as specified in its charter)

Delaware	76‑0274813
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

9800 Richmond Avenue Suite 700 Houston, Texas	77042
(Address of principal executive offices)	(Zip code)

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

Large accelerated filer	☐	Accelerated filer	☒
Non‑accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).          Yes  ☐    No   ☒.

As of July 31, 2015, there were outstanding 58,273,414 shares of common stock, $0.10 par value per share, of the registrant.

VAALCO ENERGY, INC. AND SUBSIDIARIES

 Unless the context otherwise indicates, references to “VAALCO,” “we,” “our,” or “us” in this Form 10-Q are references to VAALCO Energy, Inc., including its wholly-owned subsidiaries.

PART I. FINANCIAL INFORMATION

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares and par value amounts)

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$61,048	$69,051
Restricted cash	1,194	1,584
Receivables:
Trade	8,165	19,527
Accounts with partners, net of allowance of $7.6 million at June 30, 2015 and December 31, 2014	19,054	10,903
Other, net of allowance of $2.4 million at June 30, 2015 and December 31, 2014	6,278	3,285
Crude oil inventory	447	1,905
Materials and supplies	254	286
Prepayments and other	5,069	6,509
Total current assets	101,509	113,050
Property and equipment - successful efforts method:
Wells, platforms and other production facilities	368,734	338,641
Undeveloped acreage	18,787	22,133
Work in progress	23,684	25,157
Equipment and other	13,546	11,907
	424,751	397,838
Accumulated depreciation, depletion and amortization	(314,337)	(289,714)
Net property and equipment	110,414	108,124
Other noncurrent assets:
Restricted cash	15,830	20,830
Deferred tax asset	1,349	1,349
Deferred finance charge	1,648	1,959
Abandonment funding	3,537	3,537
Total assets	$234,287	$248,849
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$60,939	$38,540
Accounts with partners	3,330	-
Total current liabilities	64,269	38,540
Asset retirement obligations	15,951	14,846
Long term debt	15,000	15,000
Total liabilities	95,220	68,386
Commitments and contingencies (Note 10)
VAALCO Energy Inc. shareholders’ equity:
Common stock, 65,782,113 and 65,194,828 shares issued, $0.10 par value, 100,000,000 shares authorized	6,578	6,519
Additional paid-in capital	67,677	64,351
Less treasury stock, 7,508,699 and 7,393,714 shares at cost	(37,871)	(37,299)
Retained earnings	102,683	146,892
Total equity	139,067	180,463
Total liabilities and equity	$234,287	$248,849

See notes to condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Oil and gas sales	$27,137	$52,098	$45,376	$80,172
Operating costs and expenses:
Production expense	8,867	4,848	18,778	14,498
Exploration expense	1,113	3,293	28,572	14,616
Depreciation, depletion and amortization	9,299	6,995	15,234	11,155
General and administrative expense	2,829	3,134	7,702	6,722
Other costs and expenses	296	-	576	-
Impairment of proved properties	5,821	-	11,220	-
Total operating costs and expenses	28,225	18,270	82,082	46,991
Other operating income, net	58	-	398	-
Operating income (loss)	(1,030)	33,828	(36,308)	33,181
Other income (expense):
Interest income	5	17	9	46
Interest expense	(344)	-	(654)	-
Other, net	438	(125)	382	(416)
Total other income (expense)	99	(108)	(263)	(370)
Income (loss) before income taxes	(931)	33,720	(36,571)	32,811
Income tax expense	4,273	9,009	7,638	15,135
Net income (loss)	$(5,204)	$24,711	$(44,209)	$17,676

Basic net income (loss) per share	$(0.09)	$0.43	$(0.76)	$0.31
Diluted net income (loss) per share	$(0.09)	$0.43	$(0.76)	$0.31

Basic weighted average shares outstanding	58,302	56,951	58,143	56,906
Diluted weighted average shares outstanding	58,302	57,537	58,143	57,393

See notes to condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(in thousands)

				Additional
	Common	Treasury	Common	Paid-In	Treasury	Retained
	Shares	Shares	Stock	Capital	Stock	Earnings	Total
Balance at January 1, 2015	65,195	(7,394)	$6,519	$64,351	$(37,299)	$146,892	$180,463
Stock issuance	311	-	31	1,022	-	-	1,053
Stock-based compensation	276	-	28	2,304	-	-	2,332
Treasury stock acquired	-	(115)	-	-	(572)	-	(572)
Net loss	-	-	-	-	-	(44,209)	(44,209)
Balance at June 30, 2015	65,782	(7,509)	$6,578	$67,677	$(37,871)	$102,683	$139,067

See notes to condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(44,209)	$17,676
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	15,234	11,155
Amortization of debt issuance cost	311	-
Unrealized foreign exchange (gain) loss	18	22
Dry hole costs and impairment loss on unproved leasehold	27,871	13,273
Stock-based compensation	2,332	2,057
Gains on disposal of oil and gas properties	(398)	-
Impairment loss	11,220	-
Change in operating assets and liabilities:
Trade receivables	11,362	(4,613)
Accounts with partners	(4,821)	(2,834)
Other receivables	(2,556)	(1,140)
Crude oil inventory	1,458	(216)
Materials and supplies	32	(339)
Prepayments and other	1,517	(191)
Accounts payable and other liabilities	7,582	5,709
Net cash provided by operating activities	26,953	40,559
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	5,390	65
Property and equipment expenditures	(41,196)	(51,292)
Proceeds from sales of oil and gas properties	398	-
Net cash used in investing activities	(35,408)	(51,227)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuances of common stock	452	620
Debt issuance costs	-	(1,914)
Net cash provided by (used in) financing activities	452	(1,294)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,003)	(11,962)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	69,051	130,529
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$61,048	$118,567

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	$654	$-
Taxes paid	$9,254	$15,122
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment additions incurred during the period but not paid at period end	$33,297	$14,971
Asset retirement cost capitalized	$613	$-

See notes to condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  ACCOUNTING POLICIES

VAALCO is a Houston-based independent energy company principally engaged in the acquisition, exploration, development and production of crude oil and natural gas. We own producing properties and conduct exploration activities as operator in Gabon, West Africa, conduct exploration activities as an operator in Angola, West Africa, and participate in exploration and development activities as a non-operator in Equatorial Guinea, West Africa. VAALCO is the operator of unconventional resource properties in the United States in North Texas and undeveloped leasehold in Montana. We also own some minor interests in conventional production activities as a non-operator in the United States.

Our consolidated subsidiaries are VAALCO Gabon (Etame), Inc., VAALCO Production (Gabon), Inc., VAALCO Angola (Kwanza), Inc., VAALCO UK (North Sea), Ltd., VAALCO International, Inc., VAALCO Energy (EG), Inc.,  VAALCO Energy Mauritius (EG) Limited and VAALCO Energy (USA), Inc.

These condensed consolidated financial statements are unaudited, but in the opinion of management, reflect all adjustments necessary for a fair presentation of results for the interim periods presented. All adjustments are of a normal recurring nature unless disclosed otherwise. Interim period results are not necessarily indicative of results to be expected for the full year.

These condensed consolidated financial statements have been prepared in accordance with rules of the Securities and Exchange Commission (“SEC”) and do not include all the information and disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. They should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014, which include a summary of the significant accounting policies.

2.  NEW ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued revised guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard provides a five-step analysis for transactions to determine when and how revenue is recognized. The guidance permits the use of either a full retrospective or a modified retrospective approach. In July 2015, the FASB approved a one year deferral of the effective date of this standard to annual reporting periods beginning after December 15, 2017. The FASB approved early adoption of the standard, but not before the original effective date of December 15, 2016. We are evaluating the transition methods and the impact of the amended guidance could have on our financial position, results of operations, cash flows or related disclosures.

In April 2015, the FASB issued guidance that will require the presentation of debt issuance costs in financial statements as a direct reduction of the related debt liabilities with amortization of debt issuance costs reported as interest expense. Under current U.S. GAAP, debt issuance costs are reported as deferred charges (i.e., as an asset). This guidance is effective for annual periods, and interim periods within those fiscal years, beginning after December 15, 2015 and is to be applied retrospectively upon adoption. Early adoption is permitted, including adoption in an interim period for financial statements that have not been previously issued. We do not expect the adoption of this amended guidance to have a significant impact on our financial position, results of operations or cash flows.

3.  STOCK-BASED COMPENSATION

Stock options are granted under our long-term incentive plan and have an exercise price that may not be less than the fair market value of the underlying shares on the date of grant. In general, stock options granted to participants will become exercisable over a period determined by the Compensation Committee of our Board of Directors, which in the past has been a five year term, with the options vesting over a service period of two to five years. A portion of the stock options granted in the six months ended June 30, 2015 and 2014 were vested immediately with the remainder vesting over a two year period. In addition, stock options will become exercisable upon a change in control, unless provided otherwise by the Compensation Committee of our Board of Directors.

We record non-cash compensation expense related to stock-based compensation as general and administrative expense.  For the three and six months ended June 30, 2015, non-cash compensation expense was $0.7 million and $2.3 million, and was $0.6 million and $2.0 million for the same periods of 2014, related to the issuance of stock options and restricted stock. Because we do not pay significant United States federal income taxes, no amounts were recorded for tax benefits.

Stock option activity for the June 30, 2015 is provided below:

	Number of
	Shares	Weighted
	Underlying	Average
	Options	Exercise Price
	(in thousands)	Per Share
Outstanding at January 1, 2015	4,765	$7.41
Granted	1,406	4.85
Exercised	(245)	4.28
Forfeited/cancelled	(235)	5.72
Outstanding at June 30, 2015	5,691	6.92

In the three months ended March 31, 2015, we withheld 114,985 shares on the exercise of options which would have otherwise been acquired by the holder on exercise having a value equal to the exercise price of the options being exercised. These shares became treasury shares.  We did not add any shares to treasury in the three months ended June 30, 2015 or in the three and six months ended June 30, 2014.

Shares of restricted stock are granted under our long-term incentive plan using the fair market value of the underlying shares on the date of grant. In general, restricted stock granted to employees will vest over a period determined by the Compensation Committee which is generally a three year period, vesting in three equal parts on the first three anniversaries of the date of the grant.

Restricted stock activity for the six months ended June 30, 2015 is provided below:

		Weighted
	Restricted	Average
	Stock	Grant Price
Non-vested shares outstanding at January 1, 2015	147,868	$6.39
Awards granted	238,783	4.98
Awards vested	(105,529)	5.40
Awards forfeited	(41,233)	5.53
Non-vested shares outstanding at June 30, 2015	239,889	5.57

4.  IMPAIRMENT OF PROVED PROPERTIES

We review our oil and gas producing properties for impairment whenever events or changes in circumstances indicate that the carrying amount of such properties may not be recoverable. When it is determined that an oil and gas property’s estimated future net cash flows will not be sufficient to recover its carrying amount, an impairment charge is recorded to reduce the carrying amount of the asset to its estimated fair value.

Declining forecasted oil prices in 2015 caused us to perform impairment reviews of our proved properties in the quarters ended March 31, 2015 and June 30, 2015, for the five fields comprising the Etame Marin block offshore Gabon and the Hefley field in North Texas.  For the three and six months ended June 30, 2015, the impairments of proved properties were $5.8 million and $11.2 million.

For the quarter ended March 31, 2015, we performed an impairment evaluation using the year end 2014 independently prepared reserve report and forward price curves as of March 31, 2015. Undiscounted cash flows related to the Southeast Etame and North Tchibala fields were less than the carrying value for these fields requiring an impairment of the assets to fair value.  We recorded an impairment charge of $5.4 million in the quarter ended March 31, 2015, reducing the carrying value of those fields to their fair value of zero. The impairment was primarily a result of declines in forecasted oil prices, as well as higher costs for planned development wells used in the impairment evaluation.

For the quarter ended June 30, 2015, we performed an impairment evaluation using the year end 2014 independently prepared reserve report and forward price curves as of June 30, 2015. As in the previous quarter, impairment was indicated for the Southeast Etame and North Tchibala fields, primarily as a result of higher than planned costs for the two drilled development wells. We recorded an impairment charge of $5.8 million in the quarter ended June 30, 2015, reducing the carrying value of those fields to their fair values  of $9.1 million for Southeast Etame and zero for North Tchibala.

Each quarter, fair value was measured using a discounted cash flow method and based on estimates of future revenues and costs associated with the Etame Marin block offshore Gabon and the Hefley field in North Texas. Significant Level 3 inputs to the calculation of discounted cash flows include our estimate of future crude oil and natural gas prices, production costs, development costs and anticipated production of proved reserves, appropriate risk-adjusted discount rates and other relevant data. For crude oil, estimates were based on NYMEX Brent prices, adjusted for quality, transportation fees, and market differential.

Beginning in the third quarter of 2014, oil prices began a substantial decline which has persisted into 2015. As this period of sustained reduced oil prices continues, further non-cash impairments of proved properties could be necessary in future periods. Impairments in future periods may also arise as a result of higher than expected capital and production costs, lower production rates or other factors.

In the three and six months ended June 30, 2014, we determined that no impairment charge was necessary.

5.  EARNINGS PER SHARE

Basic earnings per share (“EPS”) is calculated using the average number of shares of common stock outstanding during each period. For the calculation of diluted shares, we assume that restricted stock is outstanding on the date of grant, and we assume the issuance of shares from the exercise of stock options using the treasury stock method.

Diluted shares consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic weighted average common stock issued and outstanding	58,301,960	56,950,678	58,142,539	56,905,675
Effect of dilutive securities	-	586,040	-	487,442
Total diluted shares	58,301,960	57,536,718	58,142,539	57,393,117

Stock options excluded from dilutive calculation
because they would be anti-dilutive	6,051,591	2,207,224	5,624,716	2,407,224

Because we recognized net losses for the three and six months ended June 30, 2015, there were no dilutive securities for those periods.

6.  SEGMENT INFORMATION

Our operations are based in Gabon, Angola, Equatorial Guinea and the United States (“USA”).  Each of our four reportable operating segments is organized and managed based upon geographic location. Management reviews and evaluates the operation of each geographic segment separately based on Operating income (loss). The operations of all segments include exploration for and production of hydrocarbons where commercial reserves have been found and developed. Revenues are based on the location of hydrocarbon production.  Corporate and other is primarily corporate and operations support not allocated to the reportable operating segments.

Segment activity for the three and six months ended June 30, 2015 and 2014 and segment assets at June 30, 2015 and December 31, 2014 are as follows:

	Three Months Ended June 30, 2015
			Equatorial		Corporate
(in thousands)	Gabon	Angola	Guinea	USA	and Other	Total
Revenues-oil and gas sales	$26,991	$-	$-	$146	$-	$27,137
Depreciation, depletion and amortization	9,078	3	-	157	61	9,299
Impairment of proved properties	5,821	-	-	-	-	5,821
Operating income (loss)	2,266	(978)	(418)	(663)	(1,237)	(1,030)
Interest income (expense), net	(343)	-	-	-	4	(339)
Income tax expense	4,273	-	-	-	-	4,273

	Three Months Ended June 30, 2014
			Equatorial		Corporate
(in thousands)	Gabon	Angola	Guinea	USA	and Other	Total
Revenues-oil and gas sales	$51,631	$-	$-	$467	$-	$52,098
Depreciation, depletion and amortization	6,706	-	-	270	19	6,995
Operating income (loss)	36,223	(721)	(139)	130	(1,665)	33,828
Interest income (expense), net	9	-	-	-	8	17
Income tax expense	9,009	-	-	-	-	9,009

	Six Months Ended June 30, 2015
			Equatorial		Corporate
(in thousands)	Gabon	Angola	Guinea	USA	and Other	Total
Revenues-oil and gas sales	$45,091	$-	$-	$285	$-	$45,376
Depreciation, depletion and amortization	14,784	6	-	327	117	15,234
Impairment of proved properties	11,220	-	-	-	-	11,220
Operating income (loss)	(2,279)	(28,844)	(657)	(414)	(4,114)	(36,308)
Interest income (expense), net	(650)	-	-	-	5	(645)
Income tax expense	7,638	-	-	-	-	7,638

	Six Months Ended June 30, 2014
			Equatorial		Corporate
(in thousands)	Gabon	Angola	Guinea	USA	and Other	Total
Revenues-oil and gas sales	$79,375	$-	$-	$797	$-	$80,172
Depreciation, depletion and amortization	10,602	6	-	510	37	11,155
Operating income (loss)	38,913	(1,847)	(339)	67	(3,613)	33,181
Interest income (expense), net	24	-	-	22	-	46
Income tax expense	15,135	-	-	-	-	15,135

			Equatorial		Corporate
(in thousands)	Gabon	Angola	Guinea	USA	and Other	Total
Total assets as of June 30, 2015	$182,898	$21,588	$10,326	$5,934	$13,541	$234,287
Total assets as of December 31, 2014	192,957	22,305	10,197	6,611	16,779	248,849

7.  CAPITALIZATION OF EXPLORATORY WELL COSTS

At June 30, 2015, we have $8.9 million of exploratory well costs capitalized pending the determination of proved reserves.  All costs relate to the N’Gongui No. 2 discovery well that was drilled in the third and fourth quarters of 2012 in the Mutamba Iroru block onshore Gabon. The primary barrier to the determination of proved reserves is our obtaining permission to develop the discovery.

We are in the process of finalizing a revised production sharing contract (“PSC”) with the government of Gabon to allow for development of the discovery. The term sheet, which specifies financial and other obligations to be included in the PSC, was agreed to and signed in the third quarter of 2014; however, the joint venture partner has withheld its approval of the new PSC pending resolution of certain legal aspects of the new agreement with the Government of Gabon.  In March 2015, the joint venture partner indicated that the legal aspects have not yet been resolved to their satisfaction and are considering other options.  Further meetings of the joint venture partner and the Government of Gabon occurred in the second and third quarters of 2015 to continue the work on the issues, and we expect a new PSC will be signed in 2015.  Following PSC approval, our next step is to submit an application for a development area.  After issuance of a development area, the submittal of the plan of development to the Government of Gabon can be made.

We can provide no assurance as to the joint venture partner approving the PSC.   We can provide no assurances as to either the approval of the PSC by the Government of Gabon, or the subsequent approval of a development area by the Government of Gabon.

8.  ASSET RETIREMENT OBLIGATIONS

Asset retirement obligations represent the present value of our future obligations for the future abandonment costs of tangible assets such as platforms, well, pipelines and other facilities. Changes in our asset retirement obligations are presented as follows:

Six Months Ended
(In Thousands)	June 30, 2015
Balance at January 1, 2015	$14,846
Accretion expense	492
Additions	613
Balance at June 30, 2015	$15,951

In the six months ended June 30, 2015, we increased the asset retirement obligation to recognize abandonment liabilities for additional development wells offshore Gabon.

9.  DEBT

In January 2014, we executed a loan agreement with the International Finance Corporation (“IFC”) for a $65.0 million revolving credit facility (“IFC credit facility”), which is secured by the assets of our Gabon subsidiary, VAALCO Gabon (Etame), Inc. In May 2015, the IFC credit facility was amended to remove the affirmative covenant that we maintain a debt to equity ratio at or below that of 60:40, which lifted a restriction on borrowing capacity. Under the amended IFC credit facility agreement, we are required to maintain a ratio of our net debt to EBITDAX (as defined in the credit agreement) of not more than 3.0 to1.0. The borrowing base under the IFC credit facility is based upon our proved reserves and risk adjusted probable reserves and is re-determined semi-annually by the IFC. In addition, the borrowing base may be adjusted pursuant to certain non-scheduled re-determinations. As a result of the borrowing base redetermination as of June 30, 2015, our borrowing capacity was reaffirmed at the maximum capacity under the facility.

Forecasting our compliance with the financial covenant in future periods is inherently uncertain. Factors that could impact our debt to EBITDAX in future periods include future realized prices for sales of oil and natural gas, estimated future production, returns generated by our capital program, and future interest costs, among others. We are in compliance with all financial covenants as of June 30, 2015.

Borrowings outstanding under the IFC credit facility were $15.0 million as of June 30, 2015, and are due in full upon maturity in December 2019. The borrowings approximate fair value as the interest approximates current market rates for similar instruments. The interest rate on outstanding borrowings averaged 4.94% in the six months ended June 30, 2015, including commitment fees on the available balance, with related incurred interest expense of $0.4 million and $0.7 million for the three and six months ended June 30, 2015.

We capitalize interest and commitment fees related to expenditures made in connection with exploration and development projects that are not subject to current depletion. Interest and commitment fees are capitalized only for the period that activities are in progress to bring these projects to their intended use. For the three and six months ended June 30, 2015, $0.3 million and $0.5 million of interest expense was capitalized, as was $0.3 million and $0.5 million for the three and six months ended June 30, 2014.

10.  COMMITMENTS AND CONTINGENCIES

Lease Obligations

We contracted for two drilling rigs during the year ended December 31, 2014. In April 2014, we contracted with a drilling rig to begin a multi-well development drilling campaign offshore Gabon. The campaign includes drilling of development wells from the Etame platform, development wells from the Southeast Etame/North Tchibala (“SEENT”) platform and workovers of existing wells in the Etame Marin block. The rig commenced drilling activities in October 2014 and continues under a contract until July 2016, at a day rate of approximately $168,000 on a gross basis for 2015 and $172,000 on a gross basis for 2016. Our net share of the initial total commitment related to this rig was $25.8 million. As a result of drilling activity through June 30, 2015, the remaining net share of the commitment is $17.7 million. The second drilling rig contract was signed in July 2014 for a semi-submersible rig to drill an exploration well on the Kindele prospect, a post-salt objective on Block 5, offshore Angola. The drilling rig provided a forty-five day commitment at a day rate of approximately $338,000 on a gross basis. Our net share of the initial total commitment related to this rig was $7.6 million. The well began drilling in the first quarter of 2015.  With the drilling of the Kindele well and the release of the rig on April 19, 2015, we have no further commitment under this contract.

Gabon

Offshore

As part of securing the first of two-five year extensions to the Etame field production license to which we are entitled from the government of Gabon, we agreed to a cash funding arrangement for the eventual abandonment of all offshore wells, platforms and facilities on the Etame Marin Block. The agreement was finalized in the first quarter of 2014 (effective 2011) providing for annual funding over a period of  ten years at 12.14% of the total abandonment estimate for the first seven years and 5.0% per year for the last three years of the production license. The amounts paid will be reimbursed through the cost account and are non-refundable. The initial funding took place in October 2014 for calendar years 2012 and 2013 totaling $8.4 million ($2.3 million net to VAALCO). The funding for calendar year 2014 was paid in the first quarter of 2015 in the amount of $4.2 million ($1.2 million net to VAALCO). The abandonment estimate for this purpose is approximately $10.1 million net to VAALCO on an undiscounted basis. As in prior periods, the obligation for abandonment of the Gabon offshore facilities is included in the asset retirement obligation shown on our balance sheet. The cash funding is reflected under other long term assets as Abandonment funding.

In October 2014, we received a provisional audit report related to the Etame Marin block operations from the Gabon Taxation Department as part of a special industry-wide audit of business practices and financial transactions in the Republic of Gabon.  In November 2014, we responded to the Gabon Taxation Department requesting joint meetings to advance the resolution of this matter and later provided a formal reply to the provisional audit report in February 2015.  A tentative agreement was reached with the Gabon Taxation Department in April 2015, and a meeting to finalize the audit is being scheduled for August 2015. We expect that resolution of the audit exceptions will not result in a material impact to our financial position, results of operations or cash flows.

The audit of 2011 and 2012 by the Directorate General of Hydrocarbons (“DGH”), which is responsible for implementation of oil policy and the management and development of oil and gas resources in Gabon, is approaching resolution. A meeting to finalize the audit is being scheduled for August 2015. We expect that resolution of the audit exceptions will not result in a material impact to our financial position, results of operations or cash flows.

Angola

In November 2006, we signed a production sharing contract for Block 5 offshore Angola. The four year primary term, with an optional three year extension, awards us exploration rights to 1.4 million acres offshore central Angola. Our working interest is 40%. Additionally, we are required to carry the Angolan national oil company, Sonangol P&P, for 10% of the work program. During the first four years of the contract, we had commitments to acquire and process seismic and drill two exploration wells.  The seismic commitments were met within the time period, but the wells were not drilled due to partner non-performance.

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

In the fourth quarter of 2013, we received a written confirmation from The Ministry of Petroleum of Angola that the available 40% working interest in Block 5, offshore Angola, had been assigned to Sonangol E.P., the National Concessionaire.  The Ministry of Petroleum also confirmed that Sonangol E.P. would assign the aforementioned participating interest to its exploration and production affiliate, Sonangol P&P. The assignment was made effective on January 1, 2014. Our position is that the unpaid amounts from the defaulted partner plus the amounts incurred on the partner’s behalf during the period prior to assignment of the working interest to Sonangol P&P are the responsibility of the acquirer of the working interest.  We invoiced Sonangol P&P for these amounts totaling $7.6 million plus interest in April 2014.  Due to the uncertainty of collection, we have recorded a full allowance totaling $7.6 million during 2011 through 2013 for the amount owed us above our 40% working interest plus the 10% carried interest. Because this amount continues to be owed and due to slow payment history of the monthly cash call invoices since their assignment date of January 1, 2014, we placed Sonangol P&P in default in the first quarter of 2015.  Meetings were most recently held in June 2015 with Sonangol E.P. regarding the amounts owed and the slow payment history.  Sonangol E.P. acknowledged the legitimacy of the amounts owed and pledged to work to bring the Sonangol P&P account to a current status. Although payments totaling $22.2 million have been received from Sonangol P&P in 2015, they continue to be in default as of August 6, 2015 due to non-payment of the pre-assignment costs and unpaid recent cash call invoices.

In April 2014, we received a letter and contractual amendment proposal from Sonangol E.P., related to the extension of the two well drilling commitment, prior to the expiration of the extension on November 30, 2014. Due to the uncertainty that the primary term of the exploration license would be extended by the Republic of Angola before the November 30, 2014 expiration date, in October 2014, we entered into the Subsequent Exploration Phase (“SEP”), together with our working interest partner, Sonangol P&P. The SEP extends the exploration period for an additional three year period such that the new expiry date for exploration activities is November 30, 2017. Entering the SEP requires us and our partner to acquire 3D seismic covering a total of six hundred square kilometers and to drill two additional exploration wells.

Late in 2013, we obtained additional seismic data covering the deeper segment of the block.  The seismic data was processed during 2014 and continues to be processed and evaluated in 2015. With the purchase of the additional seismic data, we satisfied the seismic obligation of the SEP.

By entering into the SEP, we are required to drill a total of four exploration wells during the exploration extension period.  The four well obligations include the two well commitments under the primary exploration period that carries over to the SEP period. A $10.0 million dollar assessment ($5.0 million dollars net to VAALCO) applies to each of the four commitment exploration wells, if any, that remain undrilled at the end of the exploration period in November 2017. Additional restricted cash of $10.0 million for the two new commitment wells was recorded in the fourth quarter of 2014. With the drilling of the Kindele well in 2015, we have satisfied the drilling commitment for the first exploratory well, and therefore restricted cash decreased by $5.0 million in the first quarter of 2015.  At June 30, 2015, the $15.0 million included in long-term restricted cash reflected on our balance sheet is related to the remaining commitment under the offshore Angola exploration agreement.

In the first quarter of 2015, we began drilling an exploratory well on the Kindele prospect, a post-salt objective.  While thick, well-developed sands were encountered in the primary objectives, the sands were determined to be water-bearing, and the well was plugged and abandoned.  Accordingly, we charged $27.2 million to exploration expense in the first quarter of 2015 for the well and related unproved leasehold impairment.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) which are intended to be covered by the safe harbors created by those laws. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, included in this Report that address activities, events or developments that we expect or anticipate may occur in the future, including without limitation, statements regarding our financial position, operating performance and results, reserve quantities and net present values, market prices, business strategy, derivative activities, the amount and nature of capital expenditures, plans and objectives of our management for future operations are forward-looking statements. When we use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “forecast,” “outlook,” “aim,” “will,” “could,” “should,” “may,” “likely,” “plan,” “probably” or similar expressions, we are making forward-looking statements. Many risks and uncertainties that could affect our future results and could cause results to differ materially from those expressed in our forward-looking statements include, but are not limited to:

•	the volatility of recent severe downturn in of oil and natural gas prices;
•	the uncertainty of estimates of oil and natural gas reserves;
•	the impact of competition;
•	the availability and cost of seismic, drilling and other equipment;
•	operating hazards inherent in the exploration for and production of oil and natural gas;
•	difficulties encountered during the exploration for and production of oil and natural gas;
•	difficulties encountered in measuring, transporting and delivering oil to commercial markets;
•	discovery, acquisition, development and replacement of oil and gas reserves;
•	timing and amount of future production of oil and gas;
•	potential reductions in the borrowing base and our ability to meet the financial covenants of our credit facility;
•	hedging decisions, including whether or not to enter into derivative financial instruments;
•	our ability to effectively integrate companies and properties that we acquire;
•	general economic conditions, including any future economic downturn, disruption in financial markets and the availability of credit;
•	changes in customer demand and producers’ supply;
•	future capital requirements and our ability to attract capital;
•	currency exchange rates;
•	actions by the governments and events occurring in the countries in which we operate;
•	actions by our venture partners;
•	compliance with, or the effect of changes in, governmental regulations regarding our exploration, production, and well completion operations including those related to climate change;
•	the outcome of any governmental audit;
•	actions of operators of our oil and gas properties; and
•	weather conditions.

The information contained in this report and the information set forth under the heading “Risk Factors” set forth in the our Annual Report on Form 10-K for the year ended December 31, 2014 and our Quarterly Report on From 10-Q for the three months ended March 31, 2015 identifies additional factors that could cause our results or performance to differ materially from those we express in our forward-looking statements. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of these assumptions and therefore also the forward-looking statements based on these assumptions, could themselves prove to be inaccurate. In light of the significant uncertainties inherent in the forward-looking statements which are included in this report, our inclusion of this information is not a representation by us or any other person that our objectives and plans will be achieved. When you consider our forward-looking statements, you should keep in mind these risk factors and the other cautionary statements in this report.

Our forward-looking statements speak only as of the date made and we will not update these forward-looking statements unless the securities laws require us to do so. Our forward-looking statements are expressly qualified in their entirety by this cautionary statement. In light of these risks, uncertainties and assumptions, any forward-looking events discussed in this report may not occur.

INTRODUCTION

VAALCO owns producing properties and conducts exploration activities as an operator in Gabon, West Africa, conducts exploration activities as an operator in Angola, West Africa and participates in exploration and development activities as a non-operator in Equatorial Guinea, West Africa.  VAALCO is the operator of unconventional resource properties in the United States in North Texas and unproved leasehold in Montana. We also own minor interests in conventional production activities as a non-operator in the United States.

A significant component of our results of operations is dependent upon the difference between prices received for our offshore Gabon oil production and the costs to find and produce such oil. Oil and natural gas prices have been and are expected in the future to be volatile and subject to fluctuations based on a number of factors beyond our control.  Beginning in the third quarter of 2014, the prices for oil and natural gas began a dramatic decline, and current prices are significantly less than they have been over the last several years.  Sustained low oil and gas prices could have a material adverse effect on our financial condition, the carrying value of our proved reserves and the borrowing base under our International Finance Corporation credit facility (“IFC credit facility”). As with prices received for oil production, the costs to find and produce oil and natural gas are largely not within our control, particularly in regard to the cost of leasing drilling rigs to drill and maintain offshore wells.

CURRENT DEVELOPMENTS

In the six months ended June 30, 2015, prices for oil, natural gas and natural gas liquids have continued to decline, and they continue to remain low by historical standards. These low prices have affected our business in numerous ways, including:

•	a material reduction in our revenues and cash flows;
•	a decrease in proved reserves and additional impairments of our oil and natural gas properties and the possibility that some of our developed wells and undeveloped wells may become uneconomic; and
•	an increase in the possibility that some of the purchasers of our oil and natural gas production, or some of the companies that provide us with services, may experience financial difficulties.

In response to continued lower prices, we have taken a number of actions to preserve our liquidity and financial flexibility, including:

•	amending our IFC credit facility in May 2015 to remove the affirmative covenant that we maintain a debt to equity ratio at or below that of 60:40; and
•	actively seeking alternative sources of capital to develop our proved undeveloped and probable reserves, including farmouts, production payments and joint ventures.

Gabon

Offshore

One of our key focuses is maintenance of oil production from the Etame Marin block, located offshore Gabon, at optimal levels. We operate the Etame, Avouma/South Tchibala, Ebouri, Southeast Etame and the North Tchibala fields on behalf of a consortium of five companies. As part of the ongoing development plans for the Etame Marin block, two new production platforms, the Etame and Southeast Etame/North Tchibala (“SEENT”) platforms, were installed in the offshore waters of Gabon in the third quarter of 2014.  As of June 30, 2015 production from three subsea wells and seven platform wells are tied back by pipelines to deliver oil and associated gas through a riser system to allow for delivery, processing, storage and ultimately offloading the oil from a leased Floating, Production, Storage and Offloading vessel (“FPSO”) anchored to the seabed on the block. With the FPSO limitations of approximately 25,000 barrels of oil per day (“BOPD”) and 30,000 barrels of total fluids per day, the challenge is to optimize production on both a near and long-term basis subject to investment and operational agreements between VAALCO and the consortium.

As part of the near-term optimization, drilling and workover campaigns are developed and executed to drill new wells, develop bypassed oil and perform workovers to replace electrical submersible pumps (“ESPs”)  in existing wells.  In the first half of 2015, two new development wells offshore Gabon were drilled and brought on production from the recently installed Etame platform.  The Etame 10-H well was brought on production in the first quarter of 2015. The Etame 10-H well also confirmed the presence of an undrained lower lobe of the Gamba reservoir. We began drilling the Etame 12-H in March 2015, and the well was subsequently completed and brought on production in the second quarter of 2015.

After the completion of the Etame 12-H well early in the second quarter of 2015, the drilling rig currently under contract was moved to begin drilling additional development wells from the recently installed SEENT platform.  In April 2015, we began drilling a development well in the Southeast Etame field, a field where we drilled a successful exploration well in 2010.  The Southeast Etame 2-H well was brought on production in July 2015. The Southeast Etame 2-H well required re-drilling a segment of the well following  a mechanical failure. The rig is now drilling the first development well in the North Tchibala field targeting the Dentale formation.  Oil discoveries were made in the North Tchibala field in the Dentale formation prior to our acquisition of the Etame Marin block in 1995.

With respect to longer-term optimization, the consortium is evaluating options for handling oil containing hydrogen sulfide (“H2S”) that has impacted certain wells in the Ebouri and Etame fields.  In July 2012, we discovered the presence of H2S from two of the three producing wells in the Ebouri field. The wells were shut-in for safety and marketability reasons resulting in a production decrease of approximately 2,000 BOPD on a gross basis, or approximately 10% of the gross daily production from the Etame Marin block at that time. In addition, H2S was first detected in January 2014 and later confirmed in July 2014 in the Etame 5-H well in the Etame field, and this well was shut-in at that time.  In the fourth quarter of 2014, we drilled the Etame 8-H well.  Initial testing of the well indicated the presence of H2S, and the well was shut-in pending extended testing of the well.  The extended test of the well was performed in the first quarter of 2015 confirming the presence of H2S, and the well remains shut-in.

To re-establish and maximize production from the impacted areas, additional capital investment will be required, including one or more processing facilities capable of removing H2S, recompletion of the temporarily abandoned wells, and potentially, additional new wells. Considering the substantial recent fall in oil prices, we and our partners are focusing on more cost efficient options for one or more processing facilities (e.g. chemical removal options, construction of a smaller facility on existing structures, or the use of surplus equipment and used structures). There can be no assurances that any processing facilities will be completed by 2017, if at all, or that a more cost effective facility will cover all affected areas of the Ebouri and Etame fields. The timing of the project startup will be known as early as the fourth quarter of 2015 with a goal of re-establishing production from the area impacted by H2S as soon as practicable. Should the evaluation result in no economic alternative, a decrease of as much as 2.4 million barrels of proved undeveloped reserves could result.

In the fourth quarter of 2014, we recorded an impairment loss of $98.3 million to write down our investment in certain fields comprising the Etame Marin Block, offshore Gabon to fair value. An impairment of $38.5 million was recorded in the Etame field, $5.9 million in the Ebouri field and $53.9 million in the Southeast Etame/North Tchibala field.  The impairment was a result of the declines in the forecasted oil prices used in the impairment testing and calculation.  As a result of further declines in prices and increased development well costs, during the first and second quarters of 2015, we evaluated whether any additional impairment was required. We recorded impairments of $5.4 million in the first quarter and $5.8 million in the second quarter of 2015 totaling $11.2 million for the six months ended June 30, 2015 to write down our investment in the Southeast Etame and North Tchibala fields offshore Gabon, reducing the carrying value of those fields to their fair values  of $9.1 million for Southeast Etame and zero for North Tchibala.

Onshore

VAALCO operates the Mutamba Iroru block located onshore Gabon. We have a 50% working interest in the block (41% net working interest assuming the Republic of Gabon exercises its back-in rights).  After drilling two unsuccessful exploration wells on the block in 2009, we entered into an agreement with Total Gabon to continue the exploration activities. Following seismic reprocessing, a well was drilled in 2012, resulting in a discovery. See Note 7 to the condensed consolidated financial statements for discussion of the suspended exploratory well costs.

We are in the process of finalizing a revised production sharing contract (“PSC”) with the government of Gabon to allow for development of the discovery. The term sheet, which specifies financial and other obligations to be included in the PSC, was agreed to and signed in the third quarter of 2014; however, the joint venture partner has withheld its approval of the new PSC pending resolution of certain legal aspects of the new agreement with the Government of Gabon.  In March 2015, the joint venture partner indicated that the legal aspects have not yet been resolved to their satisfaction and are considering other options.  Further meetings of the joint venture partner and the Government of Gabon occurred in the second and third quarters of 2015 to continue the work on the issues, and we expect a new PSC will be signed in 2015.  Following PSC approval, our next step is to submit an application for a development area.  After issuance of a development area, the submittal of the plan of development to the Government of Gabon can be made.

We can provide no assurance as to the joint venture partner approving the PSC.   We can provide no assurances as to either the approval of the PSC by the Government of Gabon, or the subsequent approval of a development area by the Government of Gabon.

Angola

Offshore

In November 2006, we signed a production sharing contract for Block 5, offshore Angola. The four year primary term, with an optional three year extension, awarded us exploration rights to 1.4 million acres offshore central Angola. VAALCO’s working interest is 40%. Additionally, we are required to carry the Angolan national oil company, Sonangol P&P, for 10% of the work program. During the first four years of the contract, we had commitments to acquire and process seismic and drill two exploration wells.  The seismic commitments were met within the time period, but the wells were not drilled due to partner non-performance.

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

In the fourth quarter of 2013, we received a written confirmation from The Ministry of Petroleum of Angola that the available 40% working interest in Block 5, offshore Angola, has been assigned to Sonangol E.P., the National Concessionaire.  The Ministry of Petroleum also confirmed that Sonangol E.P. would assign the aforementioned participating interest to its exploration and production affiliate, Sonangol P&P. The assignment was made effective on January 1, 2014. Our position is that the unpaid amounts from the defaulted partner plus the amounts incurred on the partner’s behalf during the period prior to assignment of the working interest to Sonangol P&P are the responsibility of the acquirer of the working interest.  We invoiced Sonangol P&P for these amounts totaling $7.6 million plus interest in April 2014.  Due to the uncertainty of collection, we have recorded a full allowance totaling $7.6 million during 2011 through 2013 for the amount owed above its 40% working interest plus the 10% carried interest. Because this amount continues to be owed and due to slow payment history of the monthly cash call invoices since their assignment date of January 1, 2014, we placed Sonangol P&P in default in the first quarter of 2015.  Meetings were most recently held in June 2015 with Sonangol E.P. regarding the amounts owed and the slow payment history.  Sonangol E.P. acknowledged the legitimacy of the amounts owed and pledged to work to bring the Sonangol P&P account to a current status. Although payments totaling $22.2 million have been received from Sonangol P&P in 2015, they continue to be in default as of August 6, 2015 due to non-payment of the pre-assignment costs and unpaid recent cash call invoices.

In April 2014, we received a letter and contractual amendment proposal from Sonangol E.P., related to the extension of the two well drilling commitment, prior to the expiration of the extension on November 30, 2014.  Due to the uncertainty that the primary term of the exploration license would be extended by the Republic of Angola before the November 30, 2014 expiration date, in October 2014, we entered into the Subsequent Exploration Phase (“SEP”), together with our working interest partner, Sonangol P&P. The SEP extends the exploration period for an additional three year period such that the new expiry date for exploration activities is November 30, 2017. Entering the SEP requires us and our partner to acquire 3D seismic covering a total of six hundred square kilometers and to drill two additional exploration wells.

Late in 2013, we obtained additional seismic data covering the deeper segment of the block.  The seismic data was processed during 2014 and continues to be processed and evaluated in 2015. With the purchase of the additional seismic data, we satisfied the seismic obligation of the SEP.

By entering into the SEP, we are required to drill a total of four exploration wells during the exploration extension period.  The four well obligations include the two well commitments under the primary exploration period that carries over to the SEP period. A $10.0 million dollar assessment ($5.0 million dollars net to VAALCO) applies to each of the four commitment exploration wells, if any, that remain undrilled at the end of the exploration period in November 2017. Additional restricted cash of $10.0 million for the two new commitment wells was recorded in the fourth quarter of 2014. With the drilling of the Kindele well in 2015, we have satisfied the drilling commitment for the first exploratory well, and therefore restricted cash decreased by $5.0 million in the first quarter of 2015.  At June 30, 2015, the $15.0 million included in long-term restricted cash on our balance sheet is related to the remaining commitment under the offshore Angola exploration agreement.

As discussed above, we signed a drilling rig contract in July 2014 for a semi-submersible rig to drill the exploration well on the Kindele prospect, a post-salt objective. The well began drilling in the first quarter of 2015, and while thick, well-developed sands were encountered in the primary objectives, the sands were determined to be water-bearing, and the well was plugged and abandoned.  Accordingly, we charged $27.2 million to exploration expense in the first quarter of 2015 for the well and related unproved leasehold impairment.

Equatorial Guinea

Offshore

VAALCO has a 31% working interest in a portion of Block P, offshore Equatorial Guinea, which was acquired for $10.0 million in 2012. Prior to our acquisition in the block, two oil discoveries had been made on the block, establishing a development and production area in the block (the “PDA”). There is also exploration potential on other areas of the PDA. At the time the PDA was established, the block was divided into PDA and non-PDA portions, and we do not have a participating interest in the non-PDA of the block. VAALCO continues to work with GEPetrol, the block operator, on a joint operatorship model and with the Ministry of Mines, Industry and Energy regarding timing and budgeting for development and exploration activities in the PDA, including the approval of a development and production plan.  Development project economics are being re-evaluated considering the recent dramatic fall in oil prices and the expected decrease in development costs resulting from decreased demand associated with the fall in oil prices. The production sharing contract covering the PDA provides for a development and production period of twenty-five years from the date of approval of a development and production plan.

United States

VAALCO operates two producing wells in the Granite Wash formation in Texas and has a leasehold position in Montana. Due to the sustained low oil prices, we charged approximately $0.6 million of our $1.2 million undeveloped leasehold position in Montana to exploration expense in the three months ended June 30, 2015. We also own minor interests in conventional production activities as a non-operator in the United States.  During the six months ended June 30, 2015, we sold certain of these minor interests for $0.4 million.

CAPITAL RESOURCES AND LIQUIDITY

Cash Flows

Our cash flows for the six months ended June 30, 2015 and 2014 are as follows:

	Six Months Ended June 30,		Increase/
(in thousands)	2015	2014	(Decrease)
Net cash provided by operating activities	$26,953	$40,559	$(13,606)
Net cash used in investing activities	(35,408)	(51,227)	15,819
Net cash provided by (used in) financing activities	452	(1,294)	1,746
Net change in cash and cash equivalents	$(8,003)	$(11,962)	$3,959

The decrease in net cash from operating activities was primarily related to the significantly lower crude oil prices in 2015, which reduced net income.

Property and equipment expenditures are our most significant investing activities.  During the six months ended June 30, 2015, these expenditures on a cash basis were $41.2 million compared to $51.3 million in the same period of 2014. In addition, restricted cash decreased by $5.4 million, primarily as a result of fulfilling the commitment for one of the four exploration wells in Angola. These cash property and equipment expenditures are included in capital expenditures.  See “Capital Expenditures” below for further discussion.

The increase in net cash provided by financing activities was related to proceeds from the issuance of common stock upon the exercise of stock options net of treasury stock purchases compared to net cash used for the IFC credit facility debt issuance costs.

Capital Expenditures

During the six months ended June 30, 2015, our capital expenditures, including dry hole costs, were $55.5 million compared to $39.6 million in the same period of 2014. The difference between capital expenditures and the property and equipment expenditures reported in the Condensed Consolidated Statement of Cash Flows is attributable to changes in accruals for costs incurred but not yet invoiced or paid on the report date. Capital expenditures in 2015 were primarily associated with the drilling of two development wells from the Etame platform offshore Gabon, the Southeast Etame 2-H well from the SEENT platform, and the unsuccessful exploratory Kindele well offshore Angola. Capital expenditures in 2014 were primarily associated with the construction of the two new platforms offshore Gabon.  The Southeast Etame 2-H well was completed and began producing in July 2015. We began drilling the North Tchibala 1-H well, which targets the Dentale formation, in July 2015 and results are expected in late September 2015. Our net share of capital expenditures is expected to be approximately $15.0 million in the third quarter of 2015.

Liquidity

Credit Facility

Historically, our primary sources of capital have been cash flows from operating activities and cash balance on hand. We also have access to capital through the IFC credit facility (as defined below), as well as future sales of our debt and equity securities.

We have a $65.0 million revolving credit facility with the International Finance Corporation (“IFC credit facility”), which is secured by the assets of our Gabon subsidiary, VAALCO Gabon (Etame), Inc. In May 2015, the IFC credit facility was amended to remove the affirmative covenant that we maintain a debt to equity ratio at or below that of 60:40, which lifted a restriction on borrowing capacity. Borrowings outstanding under the IFC credit facility were $15.0 million as of June 30, 2015, and are due in full upon maturity in December 2019 at which point it can be extended or converted to a term loan. Under the IFC credit facility we were required to maintain the ratio of net debt, as of the most recent quarter end date, to earnings before interest, tax, depreciation and amortization, and exploration expenses (EBITDAX), for the quarter end date, at less than 3.0.  We are in compliance with all financial covenants at June 30, 2015.

The borrowing base under the IFC credit facility is based upon our proved reserves and risk adjusted probable reserves and is re-determined semi-annually by the IFC. In addition, the borrowing base may be adjusted pursuant to certain non-scheduled re-determinations. As a result of the borrowing base redetermination as of June 30, 2015, our borrowing capacity was reaffirmed at the full $65 million level, the maximum capacity under the facility; therefore $50 million is available for borrowing at June 30, 2015.

Amounts outstanding under the IFC Loan bear interest at the London InterBank Offered Rate (“LIBOR”) plus 3.75% for the senior tranche and LIBOR plus 5.75% for the subordinated tranche. The Company is also required to pay a commitment fee in respect of unutilized commitments, which is equal to 1.5% on the senior tranche and 2.3% on the subordinated tranche.

At June 30, 2015, we had unrestricted cash of $61.0 million. We believe that this cash, combined with cash flow from operations will be sufficient to fund our remaining 2015 capital expenditure budget, which is expected to be in the range of $70 million to $80 million, and any additional working capital requirements resulting from potential growth. As operator of the Etame Marin and Mutamba Iroru blocks in Gabon, and Block 5 in Angola, we enter into project related activities on behalf of our working interest partners. We generally obtain advances from partners prior to significant funding commitments.

Through April 2015, we  sold our crude oil production from Gabon using an agency model under a contract with a third party to sell, based on a fixed barrel fee, on the spot market. We currently sell our crude oil production from Gabon under a term contract with pricing based upon an average of Dated Brent in the month of lifting, adjusted for location and market factors that ends in the third quarter of 2015, and we are finalizing a similar contract for the next 12 months.  Domestic operated production in Texas is sold via two contracts, one for oil and one for gas and natural gas liquids. We have access to several alternative buyers for oil, gas, and natural gas liquids domestically.

Share Repurchase

On August 4, 2015, we announced that our Board of Directors authorized a share repurchase program allowing the Company to repurchase up to 5.8 million shares of the Company’s common stock through February 3, 2017. Under the share repurchase program, the Company’s common stock could be purchased on the open market, in privately negotiated transactions or otherwise in compliance with all of the conditions of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing of the common stock repurchased will be at the discretion of management and will depend on a number of factors, including price, market conditions and regulatory requirements. The Company retains the right to limit, terminate or extend the share repurchase program at any time without prior notice. Payment for shares repurchased under the program will be from cash on hand.

OFF-BALANCE SHEET ARRANGEMENTS

Our guarantee of the lease for the FPSO used offshore Gabon has $142 million in remaining minimum obligations for full charter payments at June 30, 2015. There have been no other changes to our off-balance sheet arrangements since December 31, 2014.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Refer to Note 10 to the condensed consolidated financial statements for discussion of changes in leases related to rig commitments and updates on other significant contractual commitments.

CRITICAL ACCOUNTING POLICIES

There have been no significant changes to our critical accounting policies subsequent to December 31, 2014.

NEW ACCOUNTING STANDARDS

See Note 2 to the condensed consolidated financial statements.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2015 compared to the Three and Six Months Ended June 30, 2014

VAALCO reported net losses for the three and six months ended June 30, 2015 of $5.2 million and $44.2 million compared to net income of $24.7 million and $17.7 million for the same periods of 2014. The net loss in 2015 is primarily attributable to decreased revenues resulting from the severe decline in oil prices, the increase in exploration expense related to the unsuccessful exploration well drilled in Angola in the first quarter of 2015, and a non-cash proved property impairment in the Etame Marin block offshore Gabon in both the first and second quarters of 2015. Our realized oil prices in the 2015 periods are approximately half what they were in the same periods of 2014.    Further discussion of results by significant income line item follows.

Oil and gas revenues decreased $25.0 million and $34.8 million in the three and six months ended June 30, 2015 compared to the same periods of 2014.  The decrease in revenue is primarily related to significantly lower realized oil prices as illustrated in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Gabon net oil sales (MBbls)	455	477	827	734
USA net oil sales (MBbls)	2	2	2	2
Net oil sales (MBbls)	457	479	829	736
Net gas sales (MMcf)	46	56	93	126
Net oil equivalents (MBOE)	465	488	845	757

Average realized oil price ($/Bbl)	$59.16	$108.24	$54.46	$108.15
Average realized gas price ($/Mcf)	2.70	5.61	2.73	4.70
Weighted average realized price ($/BOE)	58.45	106.81	53.76	105.94

Revenue increase (decrease) in the 2015 period related to changes in (in thousands):
Price	$(23,633)		$(39,770)
Volume	(1,328)		4,974
	$(24,961)		$(34,796)

For the three and six months ended June 30, 2015, we produced approximately 404,000 and 784,000 barrels from offshore Gabon compared to  approximately 446,000 and 836,000 barrels for the same period ended June 30, 2014. Crude oil sales are a function of the number and size of crude oil liftings in each quarter from the FPSO, and thus crude oil sales do not always coincide with volumes produced in any given quarter. We made three and five liftings in the three and six months ended June 30, 2015, consistent with the same periods of 2014.

Our share of oil inventory aboard the FPSO, excluding royalty barrels, was approximately 27,000 and 16,000 barrels at June 30, 2015 and 2014.

Production expenses increased $4.0 million and $4.3 million in the three and six months ended June 30, 2015 compared to the same periods of 2014.  Production expenses in the 2015 periods are higher because both the three and six-month periods of 2014 included reductions in expenses due to non-recurring items. In the first quarter of 2015, we expensed $1.4 million related to preconstruction costs for a processing facility to remove H2S from production in the Ebouri field as we now anticipate implementing a different solution.

Exploration expense decreased $2.2 million and increased $14.0 million in the three and six months ended June 30, 2015 compared to the same periods of 2014. The following table shows exploration expense in detail.  Differences in dry hole costs are the primary reason for higher exploration expenses in the six months ended June 30, 2015. Exploration expense was primarily comprised of the unsuccessful exploratory well offshore Angola in 2015 and the unsuccessful exploratory well offshore Gabon in 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Exploration expenses:
Dry hole costs	$25	$2,049	$24,525	$11,700
Unproved leasehold impairment	625	786	3,346	1,572
Seismic	414	318	612	884
Other	49	140	89	460
Total exploration expenses	$1,113	$3,293	$28,572	$14,616

Depreciation, depletion and amortization (“DD&A”) expenses increased $2.3 million and $4.1 million in the three and six months ended June 30, 2015 compared to the same periods of 2014.  With the completion of the 12-H well in Etame in the three months ended June 30, 2015, the remaining Etame platform costs were added to the depletable costs, causing an increase in DD&A expense for the three-month period.  Higher oil sales volumes in the first quarter of 2015 also contributed to the increased DD&A expense for the six-month period.

General and administrative expenses decreased $0.3 million and increased $1.0 million in the three and six months ended June 30, 2015 compared to the same periods of 2014. The decrease in the three months ended June 30, 2015 is related to lower incentive compensation.  The increase in general and administrative expense for the six-month periods was primarily related to increased personnel costs, higher stock compensation and professional support services costs in the first quarter of 2015.

Impairment of proved properties is discussed in detail in Note 4 to the unaudited condensed consolidated financial statements. Declining forecasted oil prices in 2015 caused us to perform impairment reviews of our proved properties in the quarters ended March 31, 2015 and June 30, 2015, for the five fields comprising the Etame Marin block offshore Gabon and the Hefley field in North Texas.  For the three and six months ended June 30, 2015, the impairments of proved properties were $5.8 million and $11.2 million.

Income tax expense decreased $4.7 million and $7.5 million in the three and six months ended June 30, 2015 compared to the same periods of 2014. In all periods presented, all income taxes were paid in Gabon. Income taxes paid to the government of Gabon are a function of taxation on the remaining profit oil value after deducting the royalty and the cost oil values.    The decrease in income tax expenses was primarily associated with the decrease in revenue due to the lower realized prices.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are exposed to market risk, including the effects of adverse changes in commodity prices, foreign exchange rates and interest rates as described below.

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

Interest Rate Risk

The floating rate on our IFC credit facility exposes us to risks associated with changes in interest rates and as such, future earnings are subject to change due to changes in this interest rate.  At June 30, 2015, we have borrowed $15.0 million under the IFC credit facility.  Fluctuations in floating interest rates will cause our interest costs to fluctuate. During the three and six months ended June 30, 2015, the average effective interest rate on our debt was 4.94%. If the balance of the debt at June 30, 2015 were to remain constant, a 1% change in market interest rates would impact our cash flow by an estimated $150,000 per year.

Commodity Price Risk

Our major market risk exposure continues to be the prices received for our oil and gas production. Sales prices are primarily driven by the prevailing market prices applicable to our production.  Market prices for oil and gas have been volatile and unpredictable in recent years, and this volatility is expected to continue in the future. Beginning in the third quarter of 2014, the prices for oil and natural gas began a dramatic decline, and current prices are significantly less than they have been over the last several years.  Sustained low oil and gas prices could have a material adverse effect on our financial condition, the carrying value of our proved reserves and the borrowing base under our IFC credit facility.

We had no commodity price derivatives in place as of the date of this report, or throughout 2015 and 2014.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated our management, including the principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, including the principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. As described in the Annual Report on Form 10-K for the year ended December 31, 2014, material weaknesses were identified in our internal control over financial reporting related to (1) internal control over the preparation and review of the impairment evaluation of oil and gas properties and (2) the control environment, risk assessment and internal controls over financial reporting due to insufficient financial reporting resources.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q as a result of these material weaknesses.

In response to the identified material weaknesses, our management, with oversight from our Audit Committee, is taking certain actions to remediate the material weaknesses described above.  In March 2015, we hired an experienced corporate controller to fill a vacancy created during the fourth quarter of 2014.  In connection with this filing, our management has redesigned controls over management’s review of the evaluation of impairment testing of oil and gas properties to address the associated risks and further expanded the procedures for reviewing data used as inputs into the oil and gas properties impairment calculation.  In addition, our management is developing a plan to manage the impact of recent significant personnel turnover by enhancing the business understanding and relevant knowledge possessed by those responsible for ensuring proper management review and effective financial reporting controls.

Management is committed to improving our internal control processes and believes that the measures described above should remediate the material weaknesses identified and strengthen internal control over financial reporting. As we continue to evaluate and improve internal control over financial reporting, additional measures to remediate the material weaknesses or modifications to certain of the remediation procedures described above may be necessary. We expect to complete the required remedial actions during fiscal year 2015. While senior management and our Audit Committee are closely monitoring the implementation of these remediation plans, we cannot provide any assurance that these remediation efforts will be successful or that internal control over financial reporting will be effective as a result of these efforts. Until the remediation steps set forth above are fully implemented and operating for a sufficient period of time, the material weaknesses described above will continue to exist.

Except for the activities taken related to the remediation of the material weakness described above, there were no changes in our internal controls over financial reporting that occurred during the six months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS

We are subject to litigation claims and governmental and regulatory proceedings arising in the ordinary course of business.  It is management’s opinion that all claims and litigation we are involved in are not likely to have a material adverse effect on our consolidated financial position, cash flows or results of operations.

 ITEM 1A.  RISK FACTORS

There have been no material changes to the disclosure on this matter as presented in our Annual Report on Form 10-K for the year ended December 31, 2014 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2015.

ITEM 6.  EXHIBITS

(a) Exhibits

3.1	Certificate of Incorporation as amended through May 7, 2014 (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on November 10, 2014, and incorporated herein by reference).
3.2	Amended and Restated Bylaws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 23, 2013, and incorporated herein by reference).
10.1*	Employment Agreement between the Company and Cary Bounds (filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed on July 1, 2015, and incorporated herein by reference).
10.2

Waiver and First Amendment of Loan Agreement, by and between VAALCO Gabon (Etame), Inc. and International Finance Corporation, dated May 19, 2015 (filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed on May 26, 2015, and incorporated herein by reference).

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

VAALCO ENERGY, INC.

(Registrant)

By	:	/s/ Elizabeth D. Prochnow
Elizabeth D. Prochnow
Chief Accounting Officer (on behalf of the Registrant and as the principal accounting officer)

Dated: August 6, 2015

EXHIBIT INDEX

Exhibits

3.1	Certificate of Incorporation as amended through May 7, 2014 (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on November 10, 2014, and incorporated herein by reference).
3.2	Amended and Restated Bylaws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 23, 2013, and incorporated herein by reference).
10.1*	Employment Agreement between the Company and Cary Bounds (filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed on July 1, 2015, and incorporated herein by reference).
10.2

Waiver and First Amendment of Loan Agreement, by and between VAALCO Gabon (Etame), Inc. and International Finance Corporation, dated May 19, 2015 (filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed on May 26, 2015, and incorporated herein by reference).

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