Form 10-Q
period 2016-03-31
VAALCO ENERGY INC /DE/
filed 2016-05-10
CIK 894627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).          Yes  ☐    No   ☒

As of April 29, 2016, there were outstanding 58,495,361 shares of common stock, $0.10 par value per share, of the registrant.

VAALCO ENERGY, INC. AND SUBSIDIARIES

 Unless the context otherwise indicates, references to “VAALCO,” “the Company”, “we,” “our,” or “us” in this Form 10-Q are references to VAALCO Energy, Inc., including its wholly-owned subsidiaries.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except number of shares and par value amounts)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$24,156	$25,357
Restricted cash	796	1,048
Receivables:
Trade	5,423	5,353
Accounts with partners, net of allowance of $7.6 million at December 31, 2015	23,139	27,856
Other	133	42
Crude oil inventory	920	639
Materials and supplies	174	194
Prepayments and other	3,578	3,253
Total current assets	58,319	63,742
Property and equipment - successful efforts method:
Wells, platforms and other production facilities	412,593	412,593
Undeveloped acreage	10,000	10,000
Equipment and other	10,726	10,948
	433,319	433,541
Accumulated depreciation, depletion and amortization	(402,157)	(400,168)
Net property and equipment	31,162	33,373
Other noncurrent assets:
Restricted cash	15,830	15,830
Value added tax receivable, net of allowance of $4.7 million and $4.2 million at March 31, 2016 and December 31, 2015	4,690	4,221
Deferred finance charge	1,552	1,655
Abandonment funding	5,137	5,137
Total assets	$116,690	$123,958
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$43,671	$46,848
Foreign taxes payable	2,967	-
Accrued liabilities and other	19,803	19,868
Total current liabilities	66,441	66,716
Asset retirement obligations	16,418	16,166
Long term debt	15,000	15,000
Total liabilities	97,859	97,882
Commitments and contingencies (Note 6)
VAALCO Energy Inc. shareholders’ equity:
Preferred stock, none issued, 500,000 shares authorized, $25 par value	-	-
Common stock, 66,041,338 and 66,041,338 shares issued, $0.10 par value, 100,000,000 shares authorized	6,604	6,604
Additional paid-in capital	69,977	69,118
Less treasury stock, 7,545,977 and 7,514,169 shares at cost	(37,923)	(37,882)
Retained deficit	(19,827)	(11,764)
Total equity	18,831	26,076
Total liabilities and equity	$116,690	$123,958

See notes to condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenues:
Oil and natural gas sales	$10,976	$18,239
Operating costs and expenses:
Production expense	11,253	9,911
Exploration expense	1	27,459
Depreciation, depletion and amortization	2,241	5,935
General and administrative expense	2,984	4,873
Impairment of proved properties	-	5,399
Other operating expense	8,881	-
General and administrative related to shareholder matters	(453)	-
Bad debt expense (recovery) and other	(7,286)	280
Total operating costs and expenses	17,621	53,857
Other operating income (loss), net	(3)	340
Operating loss	(6,648)	(35,278)
Other income (expense):
Interest income	3,202	4
Interest expense	(489)	(310)
Other, net	524	(56)
Total other income (expense)	3,237	(362)
Loss before income taxes	(3,411)	(35,640)
Income tax expense	4,652	3,365
Net loss	$(8,063)	$(39,005)

Basic net loss per share	$(0.14)	$(0.67)
Diluted net loss per share	$(0.14)	$(0.67)

Basic weighted average shares outstanding	58,513	57,981
Diluted weighted average shares outstanding	58,513	57,981

See notes to condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,063)	$(39,005)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	2,241	5,935
Amortization of debt issuance cost	103	160
Unrealized foreign exchange loss	(398)	-
Dry hole costs and impairment of unproved leasehold	-	27,222
Stock-based compensation	859	1,654
Bad debt expense	343	-
Other operating (income) loss, net	3	(340)
Impairment of proved properties	-	5,399
Change in operating assets and liabilities:
Trade receivables	(70)	318
Accounts with partners	4,717	(14,568)
Other receivables	(91)	(2,774)
Crude oil inventory	(281)	213
Materials and supplies	20	53
Value added tax receivable	(690)	-
Prepayments and other	(317)	655
Accounts payable	(2,754)	6,883
Accrued liabilities and other	1,231	7,594
Foreign taxes payable	2,967	-
Net cash used in operating activities	(180)	(601)
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash	252	5,387
Property and equipment expenditures	(1,291)	(28,070)
Proceeds from sales of oil and gas properties	-	340
Other, net	18	-
Net cash used in investing activities	(1,021)	(22,343)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuances of common stock	-	445
Net cash provided by financing activities	-	445
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,201)	(22,499)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	25,357	69,051
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,156	$46,552

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	$489	$310
Taxes paid	$1,830	$3,403
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment additions incurred but not paid at period end	$15,572	$27,907
Asset retirement cost capitalized	$42	$203
Receivable from employees for stock option exercises	$-	$29

See notes to condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  ORGANIZATION AND ACCOUNTING POLICIES

VAALCO Energy, Inc. and its consolidated subsidiaries (“VAALCO” or the “Company”) is a Houston-based independent energy company principally engaged in the acquisition, exploration, development and production of crude oil and natural gas. As operator, we have production operations in Gabon, West Africa and conduct exploration activities in Gabon and Angola,West Africa. We participate in exploration and development activities as a non-operator in Equatorial Guinea, West Africa. VAALCO is the operator of unconventional resource properties in the United States in North Texas and undeveloped leasehold in Montana. We also own some minor interests in conventional production activities as a non-operator in the United States.

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

These condensed consolidated financial statements have been prepared in accordance with rules of the Securities and Exchange Commission (“SEC”) and do not include all the information and disclosures required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. They should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015, which include a summary of the significant accounting policies.

Certain reclassifications have been made to prior period amounts to conform to the current period presentation.  These reclassifications did not affect our consolidated financial results.

Allowances for bad debts – Quarterly, we evaluate our accounts receivable balances to confirm collectability.  When collectability is in doubt, we record an allowance against the accounts receivable and a corresponding income charge for bad debts, which appears in the Bad debt expense (recovery) and other line of the condensed statements of consolidated operations. The majority of our accounts receivable balances are with our joint venture partners, purchasers of our production and the government of Gabon for reimbursable Value-Added Tax (“VAT”). Collection efforts, including remedies provided for in the contracts, are pursued to collect overdue amounts owed to us.

In the three months ended March 31, 2016, we increased the allowance for VAT due from Gabon by $0.5 million. With respect to accounts with partners, in March 2016, Sonangol P&P paid its past-due balances plus interest, and we fully reversed the allowance of $7.6 million to reflect the recovery. There were no changes in the allowance for bad debts during the three months ended March 31, 2015. We are currently working with the government of Gabon to finalize a payment schedule for the reimbursement of past due VAT.

General and administrative related to shareholder matters – During the third quarter of 2015, a shareholder group consisting of Group 42, Inc., Bradley L. Radoff and certain other participants (collectively, the "Group 42-BLR Group") attempted to gain control of our Board of Directors. In December 2015, we reached an agreement with the Group 42-BLR Group that included changes to the composition of the Board of Directors and other actions. In connection with this agreement, we reimbursed the Group 42-BLR Group for $350,000 of its legal expenses. Related shareholder litigation filed in Delaware was ongoing at March 31, 2016 and was dismissed by the Delaware Chancery Court on April 20, 2016. See Note 6 for further discussion of the litigation.

2.  LIQUIDITY AND GOING CONCERN

Our revenues, cash flow, profitability, oil and natural gas reserves value and future rate of growth are substantially dependent upon prevailing prices for oil and natural gas. Our ability to borrow funds and to obtain additional capital on attractive terms is also substantially dependent on oil and natural gas prices. Historically, world-wide oil and natural gas prices and markets have been volatile, and may continue to be volatile in the future. In particular, the prices of oil and natural gas declined dramatically in the second half of 2014 and remained low, decreasing further in 2015 and early 2016. As a result, our revenues have decreased from $18.2 million in the first quarter of 2015 to $11.0 million in the first quarter of 2016, primarily due to price declines.

The operation of the terms of our existing revolving credit loan agreement with the International Finance Corporation (“IFC”) may also adversely impact our liquidity. As discussed in Note 5, we currently have very limited, if any, borrowing capacity under our revolving credit facility (the “IFC credit facility”). A continuation of prevailing low price levels for oil and natural gas may cause the IFC to make further reductions in the borrowing base under the credit facility.  Currently, we are working with the IFC to restructure the credit facility.

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

If oil and natural gas prices continue to remain at depressed levels, we expect that for 2016 we will not generate adequate revenue to cover our operating expenses, we will generate losses from operations, and our cash flows will not be sufficient to cover our operating expenses. To meet our capital needs, we are considering multiple alternatives, including, but not limited to, additional debt or equity financing, a sale or farm-downs of assets, delay of the discretionary portion of our capital spending to future periods and/or operating cost reductions. There can be no guarantee of future capital acquisition or fundraising success. Our current cash position and our ability to access additional capital may limit our available opportunities, or not provide sufficient cash available for our operations which raises substantial doubt about our ability to continue as a going concern.

Our financial statements for the quarter ended March 31, 2016, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

3.  NEW ACCOUNTING STANDARDS

Not yet adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update which amended the accounting standards for leases.  The accounting standards update retains a distinction between finance leases and operating leases. The primary change is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases on the balance sheet. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous guidance. Certain aspects of lease accounting have been simplified. Additional qualitative and quantitative disclosures are required along with specific quantitative disclosures required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early application permitted. We are currently evaluating the provisions of this update and assessing the impact on our consolidated financial statements.

Adopted

In April 2015, the FASB issued guidance that will require the presentation of debt issuance costs in financial statements as a direct reduction of the related debt liabilities with amortization of debt issuance costs reported as interest expense. Under current GAAP, debt issuance costs are reported as deferred charges (i.e., as an asset). This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and is to be applied retrospectively upon adoption. Early adoption is permitted, including adoption in an interim period for financial statements that have not been previously issued. The standards update does not specifically address line-of-credit revolving credit agreements such as ours; therefore, no change has been made to the presentation of our financial position.

In January 2015, the FASB amended GAAP to eliminate the concept of extraordinary items. Items meeting the criteria for extraordinary classification will no longer be segregated from the results of ordinary operations and shown as a separate line in the income statement. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and is to be applied prospectively. Application of this guidance did not have a significant impact on our financial position, results of operations or cash flows.

4.  OIL AND NATURAL GAS PROPERTIES AND EQUIPMENT

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

Declining forecasted oil prices and other factors caused us to perform impairment reviews of our proved properties in the first quarters of 2015 and 2016 for all fields in the Etame Marin block offshore Gabon and the Hefley field in North Texas. The impairment evaluations in each quarter used the most recently prepared independent reserve report adjusted as necessary for reserve revisions based on drilling and production results and for the forward price curves near each quarter end. The discounted cash flow measurement model relies primarily on Level 3 inputs. No impairment was required for the quarter ended March 31, 2016. As a result of a decline in forecasted oil prices and higher costs for planned development wells, for the quarter ended March 31, 2015, we recorded an aggregate impairment of $5.4 million to reduce the carrying value of the Southeast Etame and North Tchibala to zero, which was their fair value at March 31, 2015.

Beginning in the third quarter of 2014, the prices for oil and natural gas began a dramatic decline which continued through 2015 and into 2016.  Current prices are significantly less than they were in the several years prior to 2015. As this period of sustained reduced oil prices continues, further non-cash impairments of proved properties could be necessary in future periods, as a result of further declines in prices, higher than expected capital and production costs, lower production rates or other factors.

5.  DEBT

We have a loan agreement with the IFC for a $65.0 million revolving credit facility, which is secured by the assets of our Gabon subsidiary, VAALCO Gabon (Etame), Inc. The borrowing base under the IFC credit facility is based upon our proved reserves and risk adjusted probable reserves and is re-determined semi-annually by the IFC as of June 30 and December 31. In addition, the borrowing base may be adjusted pursuant to certain non-scheduled redeterminations. The borrowing base was re-determined effective December 31, 2015 at $20.1 million, with $15.0 million drawn at December 31, 2015 and March 31, 2016. In addition, the IFC communicated to us that if we were to seek additional drawdowns before the next redetermination date (as of June 30, 2016), the IFC could elect, under the terms of the loan agreement, to conduct an interim redetermination, which it believes could result in a borrowing base of less than $20.1 million if commodity prices are lower than they were at December 31, 2015. Therefore, we currently have very limited borrowing capacity under our IFC credit facility.

Under the IFC credit facility, we are required to maintain a ratio of our net debt to EBITDAX (as defined in the credit agreement) of not more than 3.0 to 1.0. Forecasting our compliance with the financial covenant in future periods is inherently uncertain. Factors that could impact our net debt to EBITDAX in future periods include future realized prices for sales of oil and natural gas, estimated future production, returns generated by our capital program, and future interest costs, among others. We are in compliance with all financial covenants as of March 31, 2016. However, based upon the current covenant calculations, we would not be able to draw up to the $20.1 million and remain in compliance.

Under the debt agreement the senior tranche decreases by $6.25 million and the subordinated tranche decreases by $1.88 million every six months beginning June 30, 2016 through December 2019. The borrowed amounts approximate fair value because the interest approximates current market rates for similar instruments. Interest is paid quarterly at a rate of LIBOR plus a spread of 3.75% and 5.75% for the senior tranche and subordinated tranche, respectively. We pay commitment fees on the undrawn portion of the total commitments.  Commitment fees for the lenders are equal to 1.5% of the unused balance of the senior tranche of $50.0 million and 2.3% of the unused balance of the subordinated tranche of $15.0 million when a commitment is available for utilization.

The interest rate on outstanding borrowings, excluding commitment fees, was 4.36% and 4.32% in the quarters ended March 31¸ 2016 and 2015. Interest expense incurred, including commitment fees on the available balance, was $0.5 million and $0.5 million for the quarters ended March 31¸ 2016 and 2015.

We capitalize interest and commitment fees related to expenditures made in connection with exploration and development projects that are not subject to current depletion. Interest and commitment fees are capitalized only for the period that activities are in progress to bring these projects to their intended use. No interest expense was capitalized for the quarter ended March 31, 2016. For the quarter ended March 31¸ 2015, $0.2 million of interest expense was capitalized.

6.  COMMITMENTS AND CONTINGENCIES

Litigation

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

On April 20, 2016, the Court approved a Stipulation and Order of Dismissal entered into by the parties in the Consolidated Case. We agreed to settle plaintiffs’ application for an award of attorneys’ fees and expenses due to the costs of defense of that application and litigation risk associated therewith.

Rig commitment

In 2014, we entered into a long-term contract for a jackup drilling rig for the multi-well development drilling campaign offshore Gabon. The campaign included the drilling of development wells and workovers of existing wells in the Etame Marin block. We began demobilization in January and released the drilling rig in February, prior to the July 2016 contract termination date, because we no longer intend to drill any wells in 2016 on our Etame Marin block offshore Gabon. An estimate of the maximum expense associated with day rate for the period from demobilization through contract expiration, plus normal and customary demobilization costs has been accrued in the first quarter of 2016, with a net to VAALCO liability of $8.9 million. The related expense is in the Other operating expense line of the statement of consolidated operations. We are currently in negotiations with the rig operator to settle the remaining amount due on the contract.

Gabon

Offshore

Abandonment

We have an agreed cash funding arrangement for the eventual abandonment of all offshore wells, platforms and facilities on the Etame Marin Block. Based upon the abandonment study completed in January 2016, the abandonment cost estimate used for this purpose is approximately $61.1 million ($17.3 million net to VAALCO) on an undiscounted basis. The obligation for abandonment of the Gabon offshore facilities is included in the Asset retirement obligation line on our condensed consolidated balance sheet. Through December 31, 2015, $18.3 million ($5.1 million net to VAALCO) on an undiscounted basis has been funded, with the next funding of $2.6 million net to VAALCO expected to be required in 2016. This cash funding is reflected under Other noncurrent assets as Abandonment funding on our condensed consolidated balance sheet. Future changes to the abandonment costs estimate could change not only our asset retirement obligation, but the amount of future abandonment funding payments.

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

Angola

Offshore

Partner receivable

In November 2006, we signed a production sharing contract for Block 5 offshore Angola. The four year primary term, with an optional three year extension, awarded us exploration rights to 1.4 million acres offshore central Angola, with a commitment to drill two exploratory wells. Our working interest is 40% and we carry the Angolan national oil company, Sonangol P&P, for 10% of the work program. The government-assigned working interest partner was delinquent in paying their share of the costs several times in 2009 and was removed from the production sharing contract in 2010 by a governmental decree. The available 40% working interest in Block 5, offshore Angola was assigned to Sonangol P&P effective on January 1, 2014. We invoiced Sonangol P&P for the unpaid amounts from the defaulted partner plus the amounts incurred on the partner’s behalf during the period prior to assignment of the working interest totaling $7.6 million plus interest in April 2014. Due to the uncertainty of collection, we recorded a full allowance for that amount. Because this amount was not paid and Sonangol P&P was slow in paying monthly cash call invoices since their assignment, we placed Sonangol P&P in default in the first quarter of 2015.

On March 14, 2016, we received from Sonangol P&P payment for the full amount owed us, including the previously written off receivable, as of December 31, 2015. The $7.6 million recovery is reflected in the Bad debt expense (recovery) and other line of the condensed statement of consolidated operations. Default interest of $3.2 million was received and is shown in the Interest income line of the condensed statement of consolidated operations. As of March 14, 2016, Sonangol P&P was no longer in default.

Exploration well commitment

Under the current agreement with the Republic of Angola, we and our working interest partner, Sonangol P&P are obligated to perform certain exploration activities by November 30, 2017. In the first quarter of 2015, we drilled an unsuccessful exploratory well on the Kindele prospect, which satisfied one of the well commitments. The agreement requires us to drill or commence drilling three additional exploration wells by the expiration date.

A  $10.0 million assessment ($5.0 million net to VAALCO) applies to each of the three remaining exploratory well commitments, if any, that have not been spud at the end of the exploration period in November 2017. Due to the current outlook for oil prices and the uncertainties about the timing for our partner to pay its share of future costs, there may be delays in drilling the remaining three wells.

We have continued to classify the $15.0 million commitment for drilling these wells as long term restricted cash on our balance sheet. We are seeking to extend the term of the exploration license and hence the well commitment deadline.

7.  COMPENSATION

Stock options

Stock options are granted under our long-term incentive plan and have an exercise price that may not be less than the fair market value of the underlying shares on the date of grant. Stock options granted to participants will become exercisable over a period determined by the Compensation Committee of our Board of Directors, which in the past has been a five year life, with the options vesting over a service period of up to five years. In addition, stock options will become exercisable upon a change in control, unless provided otherwise by the Compensation Committee of our Board of Directors. A portion of the stock options granted in the three months ended March 31, 2016 and 2015 were vested immediately with the remainder vesting over a two year period.

Stock option activity for the three months ended March 31, 2016 is provided below:

			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining
	Underlying	Exercise Price	Contractual
	Options	Per Share	Term
	(in thousands)		(in years)
Outstanding at January 1, 2016	4,144	6.41	2.68
Granted	1,519	1.16	3.95
Forfeited/expired	(574)	6.57	1.20
Outstanding at March 31, 2016	5,089	4.82	3.03

Restricted shares

Shares of restricted stock may be granted under our long-term incentive plan and related compensation expense is recorded using the fair market value of the underlying shares on the date of grant. Restricted stock granted to employees will vest over a period determined by the Compensation Committee which is generally a three year period, vesting in three equal parts on the first three anniversaries of the date of the grant.

		Weighted
	Restricted	Average
	Stock	Grant Price
Non-vested shares outstanding at January 1, 2016	419,888	3.83
Awards vested	(97,412)	5.49
Non-vested shares outstanding at March 31, 2016	322,476	3.33

In the three months ended March 31, 2016, 31,808 shares were added to treasury due to tax withholding on vesting restricted shares.

Stock appreciation rights (“SARs”)

Stock appreciation rights (“SARs”) are granted under the “VAALCO Energy, Inc. 2016 Stock Appreciation Rights Plan”. A SAR is the right to receive a cash amount equal to the (“Spread”) with respect to a share of common stock upon the exercise of the SAR.  The Spread is the difference between the SAR price per share specified in a SAR award on the date of grant (which may not be less than the fair market value of our common stock on the date of grant) and the fair market value per share on the date of exercise of the SAR. SARs granted to participants will become exercisable over a period determined by the Compensation Committee of our Board of Directors. In addition, SARs will become exercisable upon a change in control, unless provided otherwise by the Compensation Committee of our Board of Directors. The 815,355 SARs granted in the three months ended March 31, 2016 vest over a three year period with a life of 5 years and have a maximum Spread of 300% of the $1.04 SAR price per share specified in a SAR award on the date of grant.

Compensation expense

We record non-cash compensation expense related to stock-based incentive compensation as general and administrative expense. For the three months ended March 31, 2016 and 2015, non-cash compensation expense was $0.9 million and $1.7 million, related to stock options, common stock, restricted stock and SARs. Because we do not pay significant United States federal income taxes, no amounts were recorded for tax benefits.

8. INCOME TAXES

VAALCO and its domestic subsidiaries file a consolidated United States income tax return. Certain subsidiaries’ operations are also subject to foreign income taxes.

As discussed further in the Notes to the consolidated financial statements in our Form 10-K for December 31, 2015, we have deferred tax assets related to foreign tax credits, alternative minimum tax credits, and domestic and foreign net operating losses (“NOLs”). Management assesses the available positive and negative evidence to estimate if existing deferred tax assets will be utilized. We do not anticipate utilization of the foreign tax credits prior to expiration nor do we expect to generate sufficient taxable income to utilize other deferred tax assets. On the basis of this evaluation, full valuation allowances have been recorded as of March 31, 2016.

NOLs for our Gabon and Angola subsidiaries are included in the respective subsidiaries’ cost oil accounts which will be offset against future taxable revenues. In Angola, these NOLs are not available to offset financial gains which include foreign exchange gains and interest income. During the three months ended March 31, 2016, we recorded $3.0 million for income taxes in Angola on financial gains related to foreign exchange gains as well as the interest income paid by Sonangol P&P on their past due joint interest account balance. The remaining income taxes for the three months ended March 31, 2016 and all of the income taxes for March 31, 2015 are attributable to foreign taxes payable in Gabon.

9.  EARNINGS PER SHARE

Basic earnings per share (“EPS”) is calculated using the average number of shares of common stock outstanding during each period. For the calculation of diluted shares, we assume that restricted stock is outstanding on the date of grant, and we assume the issuance of shares from the exercise of stock options using the treasury stock method.

A reconciliation from basic to diluted shares follows:

	Three Months Ended March 31,
	2016	2015
Basic weighted average shares outstanding	58,512,657	57,981,347
Effect of dilutive securities	-	-
Diluted weighted average shares outstanding	58,512,657	57,981,347

Stock options excluded from dilutive calculation because they would be anti-dilutive	4,283,707	5,772,271

Because we recognized net losses for the three months ended March 31, 2016 and 2015, there were no dilutive securities for those periods.

10.  SEGMENT INFORMATION

Our operations are based in Gabon, Angola, Equatorial Guinea and the United States (“U.S.”).  Each of our four reportable operating segments is organized and managed based upon geographic location. Our Chief Executive Officer, who is the chief operating decision maker, along with management review and evaluate the operation of each geographic segment separately primarily based on Operating income (loss). The operations of all segments include exploration for and production of hydrocarbons where commercial reserves have been found and developed. Revenues are based on the location of hydrocarbon production.  Corporate and other is primarily corporate and operations support not allocated to the reportable operating segments.

Segment activity for the three months ended March 31, 2016 and 2015 and segment assets at March 31, 2016 and December 31, 2015 are as follows:

	Three Months Ended March 31, 2016
			Equatorial		Corporate
(in thousands)	Gabon	Angola	Guinea	U.S.	and Other	Total
Revenues-oil and gas sales	$10,908	$-	$-	$68	$-	$10,976
Depreciation, depletion and amortization	2,143	3	-	21	74	2,241
Impairment of proved properties	-	-	-	-	-	-
Bad debt expense (recovery) and other	343	(7,629)	-	-	-	(7,286)
Operating income (loss)	(11,956)	7,306	(48)	(3)	(1,947)	(6,648)
Interest income (expense), net	(488)	3,201	-	-	-	2,713
Income tax expense	1,685	2,967	-	-	-	4,652
Additions to property and equipment	-	-	-	-	-	-

	Three Months Ended March 31, 2015
			Equatorial		Corporate
(in thousands)	Gabon	Angola	Guinea	U.S.	and Other	Total
Revenues-oil and gas sales	$18,100	$-	$-	$139	$-	$18,239
Depreciation, depletion and amortization	5,706	3	-	170	56	5,935
Impairment of proved properties	5,399	-	-	-	-	5,399
Bad debt expense (recovery) and other	280	-	-	-	-	280
Operating income (loss)	(4,545)	(27,866)	(239)	248	(2,876)	(35,278)
Interest income (expense), net	(307)	-	-	-	1	(306)
Income tax expense	3,365	-	-	-	-	3,365
Additions to property and equipment	30,561	583	-	65	-	31,209

			Equatorial		Corporate
(in thousands)	Gabon	Angola	Guinea	U.S.	and Other	Total
Total assets as of March 31, 2016	$82,582	$20,789	$10,186	$1,299	$1,834	$116,690
Total assets as of December 31, 2015	98,858	10,304	10,200	1,470	3,126	123,958

11. SUBSEQUENT EVENTS

In April 2016, we entered into put contracts on 36,000 barrels of oil per month for the period from June 2016 through February 2017 at Dated Brent of $40 per barrel. This volume represents approximately one-third of our total forecast sales volumes for the period. While these crude oil derivative contracts are intended to be an economic hedge, they do not qualify for hedge accounting. The contracts will be marked to market each period, with changes in value flowing through net income. The $0.8 million cost of these puts will be recorded as a deferred asset and amortized to net income in the period to which they relate.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) which are intended to be covered by the safe harbors created by those laws. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect or anticipate may occur in the future, including without limitation, statements regarding our financial position, operating performance and results, reserve quantities and net present values, market prices, business strategy, derivative activities, the amount and nature of capital expenditures and plans and objectives of management for future operations are forward-looking statements. When we use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “forecast,” “outlook,” “aim,”, “target”, “will,” “could,” “should,” “may,” “likely ,” “plan,” “probably” or similar expressions, we are making forward-looking statements. Many risks and uncertainties that could affect our future results and could cause results to differ materially from those expressed in our forward-looking statements include, but are not limited to:

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

The information contained in this report and the information set forth under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”) identifies additional factors that could cause our results or performance to differ materially from those we express in forward-looking statements. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of these assumptions and therefore also the forward-looking statements based on these assumptions, could themselves prove to be inaccurate. In light of the significant uncertainties inherent in the forward-looking statements which are included in this report and the 2015 Form 10-K, our inclusion of this information is not a representation by us or any other person that our objectives and plans will be achieved. When you consider our forward-looking statements, you should keep in mind these risk factors and the other cautionary statements in this report.

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

A significant component of our results of operations is dependent upon the difference between prices received for our offshore Gabon oil production and the costs to find and produce such oil. Oil and natural gas prices have been and are expected in the future to be volatile and subject to fluctuations based on a number of factors beyond our control. Beginning in the third quarter of 2014, the prices for oil and natural gas began a dramatic decline which continued through 2015 and into 2016.  Current prices are significantly less than they were in the several years prior to 2015. Sustained low oil and natural gas prices or further decreases in oil and natural gas prices could have a material adverse effect on our financial condition, the carrying value of our proved reserves, our undeveloped leasehold interests and the borrowing base under our International Finance Corporation credit facility (“IFC credit facility”). As with prices received for oil production, the costs to find and produce oil and natural gas are largely not within our control.

CURRENT DEVELOPMENTS

In 2016, prices for oil, natural gas and natural gas liquids continued to remain at low levels. These low prices have affected our business in numerous ways, including causing:

•	a material reduction in our revenues, cash flows and liquidity;
•	a reduction in the borrowing base of our IFC credit facility from $65 million to $20.1 million at December 31, 2015;
•	a decrease in the valuation of our proved reserves, additional impairments of our oil and natural gas properties and the possibility that some of our existing wells may become uneconomic;
•	the removal of proved undeveloped reserves that became uneconomic to drill and develop; and
•	an increase in the possibility that some of the purchasers of our oil and natural gas production, or some of the companies that provide us with services, may experience financial difficulties.

Price declines have also adversely affected the semi-annual determinations of the amounts we can borrow under our IFC credit facility, since that determination is based mainly on the value of our oil and natural gas reserves. These reductions have limited our ability to carry out our operations. In March 2016, we announced that the IFC had redetermined our borrowing base, reducing it from $65.0 million to $20.1 million effective as of December 31, 2015. In addition, the IFC communicated to us that if we were to seek additional drawdowns before the next redetermination date (as of June 30, 2016), the IFC could elect, under the terms of the loan agreement, to conduct an interim redetermination, which it believes could result in a borrowing base of less than $20.1 million.

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

As discussed in Note 4 to the condensed consolidated financial statements, we have recorded impairments of our proved properties in previous quarters.  We may experience write-downs in the remainder of 2016. It is difficult to predict with reasonable certainty the amount of expected future impairments given the many factors impacting the calculation including, but not limited to, future pricing, operating costs, drilling and completion costs, and reserve additions and adjustments. Impairments we calculated have been based upon reserve economics using forecasted future prices, adjusted for specifics related to our production. If projected per barrel prices had been $5.00 lower, we would have had a first quarter impairment of approximately $4.2 million. Given the uncertainty associated with the factors used in these calculations, these estimates should not necessarily be construed as indicative of our future financial results.

As discussed further in Note 6 to the condensed consolidated financial statements, on March 14, 2016, we received $19.0 million from Sonangol P&P as payment for the full amount owed us, including the previously written off receivable, as of December 31, 2015.  The $7.6 million recovery of the previously written off receivable is reflected in the Bad debt expense (recovery) and other line of the condensed consolidated statement of operations. Default interest of $3.2 million is shown in Interest income on the condensed statement of consolidated operations. While this payment has improved our liquidity, we are continuing to pursue ways to increase liquidity.

In light of the depressed levels in oil prices, we intend to focus on maintaining oil production and lowering operating costs with respect to current production in our Etame Marin block located offshore Gabon in which our working interest is 28.1%. We have determined that additional development drilling is uneconomic at current commodity prices. Development drilling may become economic in the future when prices recover. In January 2016, we began demobilizing our contracted drilling rig and no longer intend to drill any wells in 2016 on the Etame Marin block.

GOING CONCERN

Our revenues, cash flow, profitability, oil and natural gas reserves value and future rate of growth are substantially dependent upon prevailing prices for oil and natural gas. Our ability to borrow funds and to obtain additional capital on attractive terms is also substantially dependent on oil and natural gas prices. Historically, world-wide oil and natural gas prices and markets have been volatile, and may continue to be volatile in the future. In particular, the prices of oil and natural gas declined dramatically in the second half of 2014 and remained low, decreasing further in 2015 and early 2016. As a result, our revenues have decreased from $18.2 million in the first quarter of 2015 to $11.0 million in the first quarter of 2016,  primarily due to price declines.

Continued depressed oil and natural gas prices or further declines in oil and natural gas prices for 2016 and thereafter would have a material adverse effect on our liquidity, financial condition, results of operations and on the carrying value of our proved reserves.

If oil and natural gas prices continue to remain at depressed levels, we expect that for 2016 we will not generate adequate revenue to cover our operating expenses, we will generate losses from operations, and our cash flows will not be sufficient to cover our operating expenses. To meet our capital needs, we are considering multiple alternatives, including, but not limited to, additional debt or equity financing, a sale or farm-downs of assets, delay of the discretionary portion of our capital spending to future periods and/or operating cost reductions. There can be no guarantee of future capital acquisition or fundraising success. Our current cash position and our ability to access additional capital may limit our available opportunities, or not provide sufficient cash available for our operations which raises substantial doubt about our ability to continue as a going concern.

Our financial statements for the quarter ended March 31, 2016, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. See Note 2 to the condensed consolidated financial statements for further information.

Gabon

Offshore

Development and Production

We operate the Etame, Avouma/South Tchibala, Ebouri, Southeast Etame and the North Tchibala fields on behalf of a consortium of five companies. In 2015, we completed a development plan, initiated in 2012, consisting of two new platforms, a multi-well development drilling campaign and several well workovers.  As of March 31, 2016, production is from three subsea wells and 10 platform wells which are tied back by pipelines to deliver oil and associated natural gas through a riser system to allow for delivery, processing, storage and ultimately offloading the oil from a leased Floating, Production, Storage and Offloading vessel (“FPSO”) anchored to the seabed on the block. With the FPSO limitations of approximately 25,000 barrels of oil per day (“BOPD”) and 30,000 barrels of total fluids per day, the challenge is to optimize production on both a near and long-term basis subject to investment and operational agreements between VAALCO and the consortium.  During the first quarters of 2016 and 2015, production from the block was approximately 1,654 MBbls (404 MBbls net to us) and 1,556 MBbls (380 MBbls net to us).

We completed annual maintenance and inspection of the Etame complex production and storage facilities during a planned six-day shutdown in February 2016.  The results of the shutdown were positive and confirmed that routine asset integrity programs are effective.  Production was restored successfully at levels higher than pre-shutdown rates.

During the first quarter of 2016, workovers were conducted on two wells producing from the Avouma platform. An ESP was successfully replaced in the first well and the second workover was suspended due to operational problems.  Following the workovers and an ESP failure in another Avouma well, there are two wells producing from the Avouma platform.  Based on recent technical analysis, the loss of these wells will not have a significant impact on production or ultimate recovery.

Impairment

No impairment of proved properties was necessary in the first quarter of 2016. In the first quarter of 2015,  we recorded an impairment of $5.4 million to write down our investment in certain fields of the Etame Marin block to their fair value.  The decrease in fair value was primarily a result of lower forecasted oil prices, as well as higher costs for planned development wells used in the impairment evaluation.

Onshore

VAALCO has a 50% working interest (41% net working interest assuming the Republic of Gabon exercises its back-in rights) and operates the Mutamba Iroru block located onshore Gabon. We made a discovery on the block in 2012; however, as a result of lower projected oil price data at September 30, 2015, the results from the economic modeling indicated that the costs for this well did not continue to meet the criteria for suspended well costs, and all capitalized costs related to the project, including capitalized exploratory well costs, were charged to exploration expense in the third quarter of 2015. The government of Gabon believes that our new production sharing contract (“PSC”) for the block expired in mid-2014.  While we maintain that the PSC is still valid, since mid-2014, we have been working to finalize a revised PSC or with the government of Gabon to allow for development of the discovery and to maintain exploration rights on the block. We can provide no assurance that we will enter into a new PSC. We can provide no assurances as to either the approval of the PSC by the Government of Gabon, or the subsequent approval of a development area by the Government of Gabon.

Angola

Offshore

Exploration well commitment

Under the current agreement with the Republic of Angola, we and our working interest partner, Sonangol P&P are obligated to perform certain exploration activities by November 30, 2017.  In the first quarter of 2015, we drilled an unsuccessful exploratory well on the Kindele prospect, which satisfied one of the well commitments. The agreement requires us to drill or commence drilling three additional exploration wells by the expiration date.

A  $10.0 million assessment ($5.0 million net to VAALCO) applies to each of the three remaining exploratory well commitments, if any, that have not been spud at the end of the exploration period in November 2017. Due to the current outlook for oil prices and the uncertainties about the timing for our partner to pay its share of future costs, there may be delays in drilling the remaining three wells. We have continued to classify the $15.0 million commitment for drilling these wells as long term restricted cash on our balance sheet. We are seeking to extend the term of the exploration license and hence the well commitment deadline.

Equatorial Guinea

Offshore

VAALCO has a 31% working interest in a portion of Block P, offshore Equatorial Guinea, which was acquired for $10.0 million in 2012 primarily for the exploration potential on the block. Prior to our acquisition in the block, two oil discoveries had been made on the block, establishing a development and production area in the block (the “PDA”). At the time the PDA was established, the block was divided into PDA and non-PDA portions, and we do not have a participating interest in the non-PDA portion of the block. The Ministry of Mines, Industry and Energy and GEPetrol, the current block operator, are currently reviewing a revised joint operating agreement which would name us as operator.  Given the current depressed commodity price cycle, it is likely we will minimize any near-term expenditures and expenses in Equatorial Guinea. We and our partners are also working on timing and budgeting for development and exploration activities in the PDA, including the approval of a development and production plan. Development project economics are being re-evaluated considering the continued depressed oil prices and the expected decrease in development costs associated with the fall in oil prices. The production sharing contract covering the PDA provides for a development and production period of twenty-five years from the date of approval of a development and production plan.

CAPITAL RESOURCES AND LIQUIDITY

Cash Flows

Our cash flows for the three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31,		Increase
	2016	2015	(Decrease)

Net cash used in operating activities	$(180)	$(601)	$421
Net cash used in investing activities	(1,021)	(22,343)	21,322
Net cash provided by financing activities	-	445	(445)
Net change in cash and cash equivalents	$(1,201)	$(22,499)	$21,298

The increase in net cash from operating activities was primarily related to the collection of past due receivables from Sonangol P&P, as discussed in Note 6 to the condensed consolidated financial statements. Lower 2016 crude oil prices reduced cash flows from operating activities between the two periods.

Property and equipment expenditures have historically been our most significant use of cash in investing activities. During the three month ended March 31, 2016, these expenditures on a cash basis were $1.3 million, primarily related to final payments of invoices related to the development program completed in 2015. This compares to $28.1 million in the same period of 2015 when the development program was in full swing.  These cash property and equipment expenditures are included in capital expenditures. See “Capital Expenditures” below for further discussion.

Capital Expenditures

During the three months ended March 31, 2016,  we had no accrual basis capital expenditures, in keeping with our announced minimal 2016 capital budget of $3 million to $6 million. We now expect full year 2016 capital expenditures to be in the range of $1.0 million to $4.0 million, comprised mainly of maintenance capital. First quarter 2015 capital expenditures of $36.9 million were associated with the drilling of development wells from the new Etame platform offshore Gabon and the unsuccessful exploratory Kindele well offshore Angola. The difference between capital expenditures and the property and equipment expenditures reported in the condensed consolidated statement of cash flows is attributable to changes in accruals for costs incurred but not yet invoiced or paid on the report dates.

Liquidity

Credit Facility

Historically, our primary sources of capital have been cash flows from operating activities and cash balances on hand.

We have a $65.0 million revolving credit facility with the IFC, which is secured by the assets of our Gabon subsidiary, VAALCO Gabon (Etame), Inc.  The borrowing base under the IFC credit facility is based upon our proved reserves and risk adjusted probable reserves and is re-determined semi-annually by the IFC as of June 30 and December 31. In addition, the borrowing base may be adjusted pursuant to certain non-scheduled redeterminations. The borrowing base was redetermined effective December, 31, 2015 at $20.1 million, with $15.0 million drawn at December 31, 2015. In addition, the IFC communicated to us that if we were to seek additional drawdowns before the next redetermination date (as of June 30, 2016), the IFC could elect, under the terms of the loan agreement, to conduct an interim redetermination, which it believes could result in a borrowing base of less than $20.1 million. Therefore, we currently have very limited borrowing capacity under our revolving credit facility.

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

Our credit agreement contains a number of restrictive covenants that impose significant operating and financial restrictions on us. These covenants restrict our ability to engage in certain actions, including potentially limiting our ability to sell assets, make future borrowings under the credit facility or incur other additional indebtedness. Our ability to meet our net debt to EBITDAX ratio and our different coverage ratios can be affected by events beyond our control, including changes in commodity prices. There can be no assurance that we will be able to comply with these covenants in future periods. In addition, if we receive any additional waivers or amendments to our revolving credit facility loan agreement, the lender may impose additional operating and financial restrictions on us or modify the terms of the loan agreement. See our 2015 Form 10-K for further details on these covenants.

As of March 31, 2016, we were in compliance with all of our financial covenants under the IFC credit facility. However, we can make no assurance that we will be able to comply with these financial covenants in the future. Failure to maintain these covenants or otherwise to negotiate waivers or amendments to the IFC credit facility would likely preclude us from borrowing under the credit facility and require us to immediately pay down any outstanding drawn amounts under the facility.

A breach of the covenants under the IFC credit facility could result in an event of default under the agreement. Such a default may allow the lender to accelerate payment of the indebtedness under the facility and may result in the acceleration of any other indebtedness to which a cross-acceleration or cross-default provision applies. Furthermore, if we were unable to repay the amounts due and payable under the IFC credit facility the lender could proceed against the collateral granted to it to secure that indebtedness.

Cash on Hand

At March 31, 2016, we had unrestricted cash of $24.2 million. As operator of the Etame Marin and Mutamba Iroru blocks in Gabon, and Block 5 in Angola, we enter into project related activities on behalf of our working interest partners. We generally obtain advances from partners prior to significant funding commitments.

We currently sell our crude oil production from Gabon under a term contract that ends in July 2016.  Pricing under the contract is based upon an average of Dated Brent in the month of lifting, adjusted for location and market factors.

Share Repurchase

In the quarter ended March 31, 2016, no purchases were made under the share repurchase program authorized by our Board of Directors on August 4, 2015. See the 2015 Form 10-K for further information about the program.

OFF-BALANCE SHEET ARRANGEMENTS

Our guarantee of the offshore Gabon FPSO lease has $141 million in remaining minimum obligations for the gross amount of charter payments at March 31, 2016. There have been no other changes to our off-balance sheet arrangements since December 31, 2015.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

There have been no significant changes to our commitments and contractual obligations subsequent to December 31, 2015.

CRITICAL ACCOUNTING POLICIES

There have been no changes to our critical accounting policies subsequent to December 31, 2015.

NEW ACCOUNTING STANDARDS

See Note 3 to the condensed consolidated financial statements.

RESULTS OF OPERATIONS

Three months  ended March 31, 2016 compared to the three months ended March 31, 2015

We reported net losses for the three months ended March 31, 2016 of $8.1 million compared $39.0 million for the same period of 2015.  The net loss in 2016 is primarily the result of further declines in revenues, the contracted rig release costs and related expenses of $8.9 million and $3.0 million of additional income taxes in Angola, offset by the bad debt recovery of $7.6 million and related interest income of $3.2 million.

Further discussion of results by significant income line item follows.

Oil and natural gas revenues decreased $7.3 million in the three months ended March 31, 2016 compared to the same period of 2015. The decrease in revenue is primarily related to 41% lower realized oil prices, which are due to decreases in the Dated Brent market price.

The revenue changes in the three months ended March 31, 2016 identified as related to changes in price or volume are shown in the table below:

2016 Over
(in thousands)	(Under) 2015
Price	$(7,496)
Volume	233
$(7,263)

	Three Months Ended March 31,
	2016	2015
Gabon net oil production (MBbls)	404	380

Gabon net oil sales (MBbls)	380	372
U.S. net oil sales (MBbls)	1	-
Net oil sales (MBbls)	381	372
Net natural gas sales (MMcf)	32	47
Net oil equivalents (MBOE)	386	380

Average realized oil price ($/Bbl)	$28.54	$48.65
Average realized natural gas price ($/Mcf)	1.57	2.82
Weighted average realized price ($/BOE)	28.28	48.01
Average Europe Brent spot* ($/Bbl)	33.84	53.98
*Average of daily Europe Brent spot prices posted on the U.S. Energy Information Administration website.

Crude oil sales are a function of the number and size of crude oil liftings in each quarter from the FPSO, and thus crude oil sales do not always coincide with volumes produced in any given quarter. We made three liftings in the three months ended March 31, 2016, while we made two liftings in the same period of 2015. Our share of oil inventory aboard the FPSO, excluding royalty barrels, was approximately 52,000 and 85,000 barrels at March 31, 2016 and 2015.

Production expenses increased $1.3 million in the three months ended March 31, 2016 compared to the same period of 2015.  Overall production expenses are higher because they include $4.3 million for workovers performed in the first quarter of 2016. Excluding workovers, production expenses declined, reflecting the results of our recent cost reduction efforts.

Exploration expense was minimal in the three months ended March 31, 2016,  consistent with our stated plans to do no exploratory drilling in 2016.  During the three months ended March 31, 2015,  exploration expense was primarily comprised of the unsuccessful exploratory well offshore Angola.

Depreciation, depletion and amortization (“DD&A”) expenses decreased $3.7 million in the three months ended March 31, 2016 compared to the same period of 2015.  Although sales volumes are slightly higher, for the three months ended March 31, 2016, lower DD&A per BOE rates are the primary cause of the decrease. A smaller asset base due to impairments in 2015 caused the DD&A rates to be lower in 2016.

General and administrative expenses decreased  $1.9 million in the three months ended March 31, 2016 compared to the same period of 2015. The decrease in general and administrative expense reflects costs reduction steps taken during 2015, with decreases in personnel costs, incentive compensation, services and various other cost categories.

Impairment of proved properties is discussed in detail in Note 4 to the unaudited condensed consolidated financial statements.

Other operating expenses for the three months ended March 31, 2016 is associated with the demobilization and release of the contracted drilling rig. It is our net share of the maximum expense associated with the day rate for the demobilization period through contract expiration, plus normal and customary demobilization costs.

General and administrative related to shareholder matters in the three months ended March 31, 2016 reflects the payment of some previously expensed legal costs by our insurance carrier.

Bad debt expense (recovery) and other for the three months ended March 31, 2016 primarily consists of the $7.6 million bad debt recovery resulting from the payment of past-due amounts by Sonangol P&P.

Interest income for the three months ended March 31, 2016 is primarily the $3.2 million of default interest collected from Sonangol P&P in March 2016.

Interest expense increased $0.2 million in the three months ended March 31, 2016 compared to the same period of 2015.  None of the interest expense incurred on the IFC credit facility was capitalized in the three months ended March 31, 2016, while a considerable portion of the interest expense incurred was capitalized in the same period of 2015. See Note 5 to the unaudited condensed consolidated financial statements for further discussion of interest expense.

Other, net consists primarily of foreign currency gains (losses).

Income tax expense increased $1.3 million in the three months ended March 31, 2016 compared to the same period of 2015.  For 2016, income tax expense includes $3.0 million for income tax in Angola on financial gains. The remaining income tax expense is attributable to Gabon and is lower than income tax for the comparable 2015 period as a result of lower revenues.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are exposed to market risk, including the effects of adverse changes in commodity prices, foreign exchange rates and interest rates as described below.

Foreign Exchange Risk

Our results of operations and financial condition are affected by currency exchange rates. While oil sales are denominated in U.S. dollars, portions of our costs in Gabon and Angola are denominated in the respective local currency. A weakening U.S. dollar will have the effect of increasing costs while a strengthening U.S. dollar will have the effect of reducing costs. The Gabon local currency is tied to the Euro. The exchange rate between the Euro and the U.S. dollar has fluctuated widely in response to international political conditions, general economic conditions and other factors beyond our control. The exchange rate between the Angola local currency and the U.S. dollar has fluctuated for similar reasons, with the Angola local currency losing value against the U.S. dollar over recent quarters.

Interest Rate Risk

The floating rate on our IFC credit facility exposes us to risks associated with changes in interest rates. At March 31, 2016, we have borrowed $15.0 million under the IFC credit facility. Fluctuations in floating interest rates will cause our interest costs to fluctuate. During three ended March 31, 2016, the average effective interest rate on our debt, excluding commitment fees, was 4.36%. If the balance of the debt at March 31, 2016 were to remain constant, a 1% change in market interest rates would impact our cash flow by an estimated $150,000 per year.

Commodity Price Risk

Our major market risk exposure continues to be the prices received for our oil and natural gas production. Sales prices are primarily driven by the prevailing market prices applicable to our production. Market prices for oil and natural gas have been volatile and unpredictable in recent years, and this volatility is expected to continue in the future. Beginning in the third quarter of 2014, the prices for oil and natural gas began a dramatic decline which continued through 2015 and into 2016.  Current prices are significantly less than they were in the several years prior to 2015. Sustained low oil and natural gas prices or further decreases in oil and natural gas prices could have a material adverse effect on our financial condition, the carrying value of our proved reserves, our undeveloped leasehold interests and the borrowing base under our IFC credit facility.  Were oil sales to remain constant at the most recently quarterly sales volumes of 381 MBbls, a $5 per Bbl decrease in oil price would be expected to cause a $1.9 million per quarter ($7.6 million annualized) reduction in revenues and operating income (loss) and a $1.4 million per quarter ($5.6 million annualized) increase in net loss.

We had no commodity price derivatives in place as of and during the three months ended March 31, 2016 and 2015. As discussed further in Note 11 to the unaudited condensed consolidated financial statements, in April 2016, we entered into put contracts on 36,000 barrels of oil per month for the period from June 2016 through February 2017 at Dated Brent of $40 per barrel. This volume represents approximately one-third of our total forecast sales volumes for the period. While these crude oil derivative contracts are intended to be an economic hedge, they do not qualify for hedge accounting. The contracts will be marked to market each period, with changes in value flowing through net income.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated by our management, including the principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, including the principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. As described in the Annual Report on Form 10-K for the year ended December 31, 2015,  a  material weakness was previously identified in our internal control over financial reporting related to the control environment, risk assessment and internal controls over financial reporting due to insufficient financial reporting resources.

Based on our evaluation of the material weakness described above, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q as a result of this material weakness.

The material weakness was previously identified by our management and disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.  In 2015, management began remediation measures to address this material weakness as described in our Annual Report on Form 10-K for the year ended December 31, 2015.  Management determined that while the overall effectiveness of internal control over financial reporting was enhanced during 2015, newly implemented controls were not operating effectively at December 31, 2015.  Accordingly, management, with oversight from our Audit Committee, determined to:

•	Continue the remediation plan we began in 2015, refining key controls related to accruals, account balance reconciliations, account analyses and analytical reviews.
•	Continue to improve timing of the periodic financial close and reporting process through the use of a detail financial close plan and expanded reporting of financial data to senior management.

We began implementing these measures in the first quarter of 2016 and continued to refine the remediation plan.

We believe that the steps described above and in our 2015 Form 10-K have enhanced the overall effectiveness of our internal control over financial reporting.  However, management has concluded that the newly implemented controls were not operating effectively at March 31, 2016 and that as of March 31, 2016 the same material weakness exists. Management is committed to improving our internal control processes and believes that the measures described above should remediate the material weakness that was identified in 2014 and strengthen internal control over financial reporting. As we continue to evaluate and improve internal control over financial reporting, additional measures to remediate the 2014 material weakness or modifications to certain of the remediation procedures described above may be necessary. We expect to complete the required remedial actions for the 2014 material weakness during 2016.

While senior management and our Audit Committee are closely monitoring the implementation of these remediation plans, we cannot provide any assurance that these remediation efforts will be successful or that internal control over financial reporting will be effective as a result of these efforts. Until the remediation steps set forth above are fully implemented and operating for a sufficient period of time, the material weakness that exists at March 31, 2016 will continue to exist.

Except for the activities taken related to the remediation of the material weakness described above, there were no changes in our internal controls over financial reporting that occurred during three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

On April 20, 2016, the Court approved a Stipulation and Order of Dismissal entered into by the parties in the Consolidated Case. We agreed to settle plaintiffs’ application for an award of attorneys’ fees and expenses due to the costs of defense of that application and litigation risk associated therewith.

 ITEM 1A.  RISK FACTORS

Our business faces many risks. Any of the risks discussed elsewhere in this Form 10-Q and our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently know to us or that we currently believe to be immaterial may also impair our business operations.

For a discussion of our potential risks and uncertainties, see the information in Item 1A “Risk Factors” in our 2015 Form 10-K. There have been no material changes in our risk factors from those described in our 2015 Form 10-K.

ITEM 6.  EXHIBITS

(a) Exhibits

3.1	Certificate of Incorporation as amended through May 7, 2014 (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on November 10, 2014, and incorporated herein by reference).
3.2	Second Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 28, 2015, and incorporated herein by reference).
3.3	First Amendment to the Second Amended and Restated Bylaws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 23, 2016).
10.1*	VAALCO Energy, Inc. 2016 Stock Appreciation Rights Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 15, 2016).
10.2*

Form of Stock Appreciation Rights Award Agreement to be entered into in connection with the VAALCO Energy, Inc. 2016 Stock Appreciation Rights Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 15, 2016).

10.3	Stipulation and Order of Dismissal (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 27, 2016).
31.1(a)	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.
31.2(a)	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.
32.1(b)	Sarbanes-Oxley Section 906 certification of Principal Executive Officer.
32.2(b)	Sarbanes-Oxley Section 906 certification of Principal Financial Officer.
101.INS(a)	XBRL Instance Document.
101.SCH(a)	XBRL Taxonomy Schema Document.
101.CAL(a)	XBRL Calculation Linkbase Document.
101.DEF(a)	XBRL Definition Linkbase Document.
101.LAB(a)	XBRL Label Linkbase Document.
101.PRE(a)	XBRL Presentation Linkbase Document.

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
Elizabeth D. Prochnow
Chief Accounting Officer (on behalf of the Registrant and as the principal accounting officer)

Dated: May 10, 2016

EXHIBIT INDEX

Exhibits

3.1	Certificate of Incorporation as amended through May 7, 2014 (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on November 10, 2014, and incorporated herein by reference).
3.2	Second Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 28, 2015, and incorporated herein by reference).
3.3	First Amendment to the Second Amended and Restated Bylaws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 23, 2016).
10.1*	VAALCO Energy, Inc. 2016 Stock Appreciation Rights Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 15, 2016).
10.2*

Form of Stock Appreciation Rights Award Agreement to be entered into in connection with the VAALCO Energy, Inc. 2016 Stock Appreciation Rights Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 15, 2016).

10.3	Stipulation and Order of Dismissal (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 27, 2016).
31.1(a)	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.
31.2(a)	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.
32.1(b)	Sarbanes-Oxley Section 906 certification of Principal Executive Officer.
32.2(b)	Sarbanes-Oxley Section 906 certification of Principal Financial Officer.
101.INS(a)	XBRL Instance Document.
101.SCH(a)	XBRL Taxonomy Schema Document.
101.CAL(a)	XBRL Calculation Linkbase Document.
101.DEF(a)	XBRL Definition Linkbase Document.

(a)  Filed herewith

(b)  Furnished herewith

*     Management contract or compensatory plan or arrangement