Form 10-Q
period 2016-06-30
VAALCO ENERGY INC /DE/
filed 2016-08-08
CIK 894627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 29, 2016, there were outstanding 58,386,243 shares of common stock, $0.10 par value per share, of the registrant.

VAALCO ENERGY, INC. AND SUBSIDIARIES

 Unless the context otherwise indicates, references to “VAALCO,” “the Company”, “we,” “our,” or “us” in this Form 10-Q are references to VAALCO Energy, Inc., including its wholly-owned subsidiaries.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except number of shares and par value amounts)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$13,681	$25,357
Restricted cash	783	1,048
Receivables:
Trade	7,363	5,353
Accounts with partners	12,220	27,856
Other	100	42
Crude oil inventory	704	639
Materials and supplies	161	194
Prepayments and other	3,630	3,253
Total current assets	38,642	63,742
Property and equipment - successful efforts method:
Wells, platforms and other production facilities	410,423	412,593
Undeveloped acreage	10,000	10,000
Equipment and other	10,545	10,948
	430,968	433,541
Accumulated depreciation, depletion, amortization and impairment	(403,888)	(400,168)
Net property and equipment	27,080	33,373
Other noncurrent assets:
Restricted cash	15,830	15,830
Value added tax and other receivables, net of allowance of $4.8 million and $4.2 million at June 30, 2016 and December 31, 2015	4,968	4,221
Deferred finance charge	-	1,655
Abandonment funding	5,137	5,137
Total assets	$91,657	$123,958

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$23,579	$46,848
Foreign taxes payable	3,074	-
Accrued liabilities and other	14,701	19,868
Current portion of long term debt	5,000	-
Total current liabilities	46,354	66,716
Asset retirement obligations	16,632	16,166
Long term debt, excluding current portion	9,344	15,000
Total liabilities	72,330	97,882
Commitments and contingencies (Note 6)
Shareholders’ equity:
Preferred stock, none issued, 500,000 shares authorized, $25 par value	-	-
Common stock, 65,941,338 and 66,041,338 shares issued $0.10 par value, 100,000,000 shares authorized	6,594	6,604
Additional paid-in capital	70,744	69,118
Less treasury stock, 7,545,978 and 7,514,169 shares at cost	(37,923)	(37,882)
Accumulated deficit	(20,088)	(11,764)
Total shareholders' equity	19,327	26,076
Total liabilities and shareholders' equity	$91,657	$123,958

See notes to condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Oil and natural gas sales	$18,847	$27,137	$29,823	$45,376
Operating costs and expenses:
Production expense	7,341	8,867	18,594	18,778
Exploration expense	2	1,113	3	28,572
Depreciation, depletion and amortization	1,945	9,299	4,186	15,234
General and administrative expense	4,043	2,829	7,027	7,702
Impairment of proved properties	-	5,821	-	11,220
Other operating expense	754	-	9,635	-
General and administrative related to shareholder matters	18	-	(435)	-
Bad debt expense (recovery) and other	171	296	(7,115)	576
Total operating costs and expenses	14,274	28,225	31,895	82,082
Other operating income (loss), net	-	58	(3)	398
Operating income (loss)	4,573	(1,030)	(2,075)	(36,308)
Other income (expense):
Interest income	-	5	3,202	9
Interest expense	(1,470)	(344)	(1,959)	(654)
Other, net	(363)	438	161	382
Total other income (expense)	(1,833)	99	1,404	(263)
Income (loss) before income taxes	2,740	(931)	(671)	(36,571)
Income tax expense	3,001	4,273	7,653	7,638
Net loss	$(261)	$(5,204)	$(8,324)	$(44,209)

Basic net loss per share	$(0.00)	$(0.09)	$(0.14)	$(0.76)
Diluted net loss per share	$(0.00)	$(0.09)	$(0.14)	$(0.76)

Basic weighted average shares outstanding	58,464	58,302	58,488	58,143
Diluted weighted average shares outstanding	58,464	58,302	58,488	58,143

See notes to condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,324)	$(44,209)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	4,186	15,234
Amortization of debt issuance cost	1,076	311
Unrealized foreign exchange loss	2,351	18
Dry hole costs and impairment of unproved leasehold	-	27,871
Stock-based compensation	1,616	2,332
Commodity derivatives loss	578	-
Bad debt provision	514	-
Other operating (income) loss, net	3	(398)
Impairment of proved properties	-	11,220
Change in operating assets and liabilities:
Trade receivables	(2,010)	11,362
Accounts with partners	15,636	(4,821)
Other receivables	(52)	(2,556)
Crude oil inventory	(65)	1,458
Materials and supplies	33	32
Value added tax and other receivable	(1,236)	-
Prepayments and other	(303)	1,517
Accounts payable	(15,211)	10,656
Accrued liabilities and other	(237)	(3,074)
Foreign taxes payable	3,074	-
Net cash provided by operating activities	1,629	26,953
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash	265	5,390
Property and equipment expenditures	(12,669)	(41,196)
Proceeds from sales of oil and gas properties	-	398
Other, net	(824)	-
Net cash used in investing activities	(13,228)	(35,408)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuances of common stock	-	452
Debt issuance costs	(77)	-
Net cash (used in) provided by financing activities	(77)	452
NET CHANGE IN CASH AND CASH EQUIVALENTS	(11,676)	(8,003)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	25,357	69,051
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,681	$61,048

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	$772	$654
Income taxes paid	$4,435	$9,254
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment additions incurred but not paid at period end	$2,111	$33,297
Asset retirement cost capitalized	$42	$613

See notes to condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

    1.  ORGANIZATION AND ACCOUNTING POLICIES

VAALCO Energy, Inc. and its consolidated subsidiaries (“VAALCO” or the “Company”) is a Houston-based independent energy company principally engaged in the acquisition, exploration, development and production of crude oil and natural gas. As operator, we have production operations in and conduct exploration activities in Gabon and Angola, West Africa.  We participate in exploration and development activities as a non-operator in Equatorial Guinea, West Africa. VAALCO is the operator of two unconventional wells in the United States in North Texas and holds undeveloped leasehold acreage in Montana. We also own some minor interests in conventional production activities as a non-operator in the United States.

Our consolidated subsidiaries are VAALCO Gabon (Etame), Inc., VAALCO Production (Gabon), Inc., VAALCO Gabon S.A., VAALCO Angola (Kwanza), Inc., VAALCO UK (North Sea), Ltd., VAALCO International, Inc., VAALCO Energy (EG), Inc., VAALCO Energy Mauritius (EG) Limited and VAALCO Energy (USA), Inc.

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

Correction of error – Accounts with partners and Allowance for bad debts – Subsequent to the issuance of our 2015 financial statements, we identified an error in the presentation on the consolidated balance sheet of the accounts with partners and the associated allowance for bad debts. These accounts incorrectly included a fully reserved receivable of $7.6 million which should have been charged off against the reserve in 2012 when efforts to collect from a removed partner were no longer viable and had been abandoned.  To correct this error, we removed the reference to the $7.6 million allowance from the caption. This correction had no impact on the consolidated balance sheet or the consolidated results from operations.

Bad debt – Quarterly, we evaluate our accounts receivable balances to confirm collectability.  When collectability is in doubt, we record an allowance against the accounts receivable and a corresponding income charge for bad debts, which appears in the Bad debt expense (recovery) and other line of the condensed consolidated statements of operations. The majority of our accounts receivable balances are with our joint venture partners, purchasers of our production and the government of Gabon for reimbursable Value-Added Tax (“VAT”). Collection efforts, including remedies provided for in the contracts, are pursued to collect overdue amounts owed to us.

In the three and six months ended June 30, 2016, we increased the allowance related to VAT due from Gabon by $0.1 million and $0.6 million. There were no changes in the allowance for bad debts during the three and six months ended June 30, 2015. In June 2016, we entered into an agreement with the government of Gabon to receive payments of the outstanding VAT receivable balance as of December 31, 2015 in thirty-six monthly installments of $0.2 million net to VAALCO, which commenced in July 2016.

General and administrative related to shareholder matters – During the third quarter of 2015, a shareholder group consisting of Group 42, Inc., Bradley L. Radoff and certain other participants (collectively, the "Group 42-BLR Group") attempted to gain control of our Board of Directors. In December 2015, we reached an agreement with the Group 42-BLR Group that included changes to the composition of the Board of Directors and other actions. In connection with this agreement, we reimbursed the Group 42-BLR Group for $350,000 of its legal expenses. Related shareholder litigation filed in Delaware was dismissed by the Delaware Chancery Court on April 20, 2016. See Note 6 for further discussion of the litigation.

2.  LIQUIDITY AND GOING CONCERN

Our revenues, cash flows, profitability, oil and natural gas reserve values and future rates of growth are substantially dependent upon prevailing prices for oil and natural gas. Our ability to borrow funds and to obtain additional capital on attractive terms is also substantially dependent on oil and natural gas prices. Historically, world-wide oil and natural gas prices and markets have been volatile, and will likely continue to be volatile in the future. In particular, the prices of oil and natural gas declined dramatically in the second half of 2014 and remained low, decreasing further in 2015 and early 2016. However, revenues have increased from $11.0 million in the first quarter 2016 to $18.8 million in the second quarter of 2016 primarily as a result of improving prices and higher sales volumes.

As discussed in Note 5, in June 2016, we modified our revolving credit facility with the International Finance Corporation (“IFC”) converting $20 million of our revolving credit facility into a term loan with $15 million borrowed and the option to request,  with approval being at the IFC’s discretion, an additional $5 million in a single draw between now and December 31, 2016. Our available liquidity, therefore, continues to be somewhat limited.

If we fail to satisfy our obligations with respect to our indebtedness or trade payables, or fail to comply with the financial and other restrictive covenants contained in the loan agreement, an event of default could result, which would permit acceleration of such debt and which could result in an event of default under the amended loan agreement and acceleration of other indebtedness, and could permit our secured lender to foreclose on any of our assets securing that debt. Any accelerated debt would become immediately due and payable. As discussed in Note 5, certain of our financial covenants under the amended loan agreement have been relaxed through the end of 2016.

Continued depressed oil and natural gas prices, like those seen in the first quarter of 2016, would have a material adverse effect on our liquidity, financial condition, results of operations and on the carrying value of our proved oil and natural gas properties.

If oil and natural gas prices continue at levels seen in the second quarter 2016, we expect that for 2016 we will generate cash flows sufficient to cover our operating expenses. To fund growth opportunities, we are considering multiple alternatives, including, but not limited to, additional debt or equity financing, a sale or farm-down of assets, continuing the delay of the discretionary portion of our capital spending to future periods and/or operating cost reductions.    There can be no guarantee of future capital acquisition or fundraising success. Our current cash position and our ability to access additional capital may limit our available opportunities and not provide sufficient cash available for our operations.  These conditions continue to raise doubt about our ability to continue as a going concern.

Our financial statements for the three and six months ended June 30, 2016 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

3.  NEW ACCOUNTING STANDARDS

Not yet adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance related to the calculation of credit losses on financial instruments. All financial instruments not accounted for at fair value will be impacted, including our trade and partner receivables. Allowances are to be measured using a current expected credit loss model as of the reporting date which is based on historical experience, current conditions and reasonable and supportable forecasts. This is significantly different from the current model which increases the allowance when losses are probable. This change is effective for all public companies for fiscal years beginning after December 31, 2019, including interim periods within those fiscal years and will be applied with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We are currently evaluating the provisions of this guidance and are assessing its potential impact on our financial position, results of operations, cash flows and related disclosures.

In March 2016, the FASB issued a new accounting standards update that changes several aspects of accounting for share-based payment transactions, including a requirement to recognize all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 31, 2016, with early adoption permitted. Varying transition methods (modified retrospective, retrospective or prospective) are applied to different provisions of the standard. We are in the process of evaluating all changes, both required and elective, and are developing implementation plans for each as appropriate; however, we do not expect any of the changes to have a significant impact on our financial position, results of operations, cash flows or related disclosures.

In February 2016, the FASB issued an accounting standards update which amended the accounting standards for leases.  The accounting standards update retains a distinction between finance leases and operating leases. The primary change is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases on the balance sheet. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous guidance. Certain aspects of lease accounting have been simplified. Additional qualitative and quantitative disclosures are required along with specific quantitative disclosures required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early application permitted. We are currently evaluating the provisions of this update and are assessing the potential impact on our financial position, results of operations, cash flows and related disclosures.

In May 2014, the FASB issued revised guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard provides a five-step approach to determine when and how revenue is recognized. The guidance permits the use of either a full retrospective or a modified retrospective approach. In July 2015, the FASB approved a one-year deferral of the effective date of this standard to annual reporting periods beginning after December 15, 2017 for public companies. The FASB approved early adoption of the standard, but not before the original effective date of annual reporting periods beginning after December 15, 2016. Since May 2014, several additional accounting standards updates have been issued by FASB to clarify implementation issues. We continue to evaluate the impact of this revised guidance and the several clarifications that have been issued since.    We have not yet quantified the impact, if any, of this amended guidance on our financial position, results of operations, cash flows and related disclosures.

Adopted

In April 2015, the FASB issued guidance that requires the presentation of debt issuance costs in financial statements as a direct reduction of the related debt liabilities, with amortization of debt issuance costs reported as interest expense. Under prior GAAP, debt issuance costs were reported as deferred charges (i.e., as an asset). We adopted the standard in the first quarter of 2016. As discussed in Note 5, in the second quarter of 2016, our loan agreement was modified into a term loan. At that time, a portion of deferred debt issuance costs related to the revolving credit facility were charged to expense. The remaining unamortized deferred financing costs plus the incremental costs of converting the revolver into a term loan are presented as a direct reduction of Long-term debt on the condensed consolidated balance sheet.

4.  OIL AND NATURAL GAS PROPERTIES AND EQUIPMENT

We review our oil and natural gas producing properties for impairment whenever events or changes in circumstances indicate that the carrying amount of such properties may not be recoverable. When an oil and natural gas property’s undiscounted estimated future net cash flows are not sufficient to recover its carrying amount, an impairment charge is recorded to reduce the carrying amount of the asset to its fair value. The fair value of the asset is measured using a discounted cash flow model relying primarily on Level 3 inputs into the undiscounted future net cash flows. The undiscounted estimated future net cash flows used in our impairment evaluations at each quarter end are based upon the most recently prepared independent reserve engineers’ report adjusted to use forecasted prices from the forward strip price curves near each quarter end and adjusted as necessary for drilling and production results.

During the second quarter of 2016, forecasted oil prices improved significantly, our negative price differential to Brent narrowed and we incurred no significant capital spending.  We considered these and other factors and determined that there were no events or circumstances triggering an impairment evaluation for most of our fields, with the exception of the Avouma field in the Etame Marine block offshore Gabon. At the Avouma field, the electrical submersible pumps (“ESPs”) in the South Tchibala 2-H well failed on June 23, 2016, and the well was temporarily shut-in. A workover is being planned to replace the ESPs and bring the well back on production by early fourth quarter 2016.  The reserves used in our impairment evaluation of the Avouma field were revised to reflect the impact of this lost production for several months and the impact of the forward price curve.  The undiscounted future net cash flows for the Avouma field were in excess of the field’s carrying value.  No impairment was required for the Avouma field, or any of our other fields, for the second quarter of 2016.

Declining forecasted oil prices and other factors caused us to perform impairment reviews of our proved properties in the first and second quarters of 2015 and in the first quarter of 2016 for all fields in the Etame Marin block offshore Gabon and the Hefley field in North Texas. No impairment was required for the first quarter of 2016. As a result of a decline in forecasted oil prices and higher costs for planned development wells, for the first and second quarters of 2015, we recorded aggregate impairments of $11.2 million.

5.  DEBT

On June 29, 2016, we executed a Supplemental Agreement with the IFC which, among other things, amended and restated the existing loan agreement to convert $20 million of the revolving portion of the credit facility, to a term loan (the “Term Loan”) with $15 million currently outstanding and an additional $5 million (the “Additional Term Loan”) which can be requested in a single draw between now and December 31, 2016.   The amended loan agreement is secured by the assets of our Gabon subsidiary, VAALCO Gabon (Etame), Inc. and is guaranteed by VAALCO as the parent company.  Before we are able to draw the Additional Term Loan, the IFC, as part of their consideration of our loan request, will make a determination of whether our Gabon subsidiary’s current and projected revenues from operations are sufficient to cover the aggregate amount of principal, interest, commissions, fees and any other amounts due in respect of the Additional Term Loan. If drawn, the Additional Term Loan amount shall be amortized in equal quarterly installments through June 30, 2018. The amended loan agreement provides for quarterly principal and interest payments on the amounts currently outstanding through June 30, 2019, with interest accruing at a rate of LIBOR plus 5.75%. Principal repayments under the amended loan agreement are dependent upon the timing of our additional borrowing, if any, with the payments to commence no later than March 31, 2017.

Compared to the $15.0 million carrying value of debt, the estimated fair value of the term loan is $15.0 million when measured using a discounted cash flow model over the life of the current borrowings at forecasted interest rates. The inputs to this model are Level 3 in the fair value hierarchy.

Covenants

Under the amended loan agreement, quarter-end net debt to EBITDAX (as defined in the loan agreement) must be no more than 3.0 to 1.0. However, the quarter-end net debt to EBITDAX limitation has been raised to 5.0 to 1.0 for all periods through the end of 2016. Forecasting our compliance with this and other financial covenants in future periods is inherently uncertain. Factors that could impact our quarter-end net debt to EBITDAX in future periods include future realized prices for sales of oil and natural gas, estimated future production, returns generated by our capital program, and future interest costs, among others. We are in compliance with all financial covenants as of June 30, 2016.

Interest

Until June 29, 2016, under the terms of the original revolving credit facility, we paid commitment fees on the undrawn portion of the total commitment.  Commitment fees were equal to 1.5% of the unused balance of the senior tranche of $50.0 million and 2.3% of the unused balance of the subordinated tranche of $15.0 million when a commitment was available for utilization.

We capitalize interest and commitment fees related to expenditures made in connection with exploration and development projects that are not subject to current depletion. Interest and commitment fees are capitalized only for the period that activities are in progress to bring these projects to their intended use.

The table below shows the components of the Interest expense line of our condensed consolidated statements of operations and the average effective interest rate, excluding commitment fees, on our borrowings:

	Three Months Ended June 30,		Six Months Ended June 30, 2016
	2016	2015	2016	2015
	(in thousands)
Interest incurred, including commitment fees	$387	$372	$773	$740
Deferred finance cost amortization	103	153	206	313
Deferred finance cost write-off due to loan modification	869	-	869	-
Capitalized interest	-	(288)	-	(506)
Other interest not related to debt	111	107	111	10
Interest expense	$1,470	$344	$1,959	$654

Average effective interest rate, excluding commitment fees	4.38%	4.03%	4.37%	4.02%

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

On April 20, 2016, the Court approved a Stipulation and Order of Dismissal entered into by the parties in the Consolidated Case. We agreed to settle plaintiffs’ application for an award of attorneys’ fees and expenses totaling $775,000 due to the costs of defense of that application and the litigation risk associated therewith, all of which was covered by our directors and officers insurance as a covered claim.

Rig commitment

In 2014, we entered into a long-term contract for a jackup drilling rig for the multi-well development drilling campaign offshore Gabon. The campaign included the drilling of development wells and workovers of existing wells in the Etame Marin block. We began demobilization in January 2016 and released the drilling rig in February 2016, prior to the original July 2016 contract termination date, because we no longer intended to drill any wells in 2016 on our Etame Marin block offshore Gabon. In June 2016, we reached an agreement with the drilling contractor to pay $5.1 million net to VAALCO’s interest for unused rig days under the contract. We will pay this amount, plus the demobilization charges, in seven equal monthly installments beginning in July 2016.  The related expense is reported in the Other operating expense line of the condensed consolidated statement of operations.

Gabon

Offshore

Abandonment

We have an agreed cash funding arrangement for the eventual abandonment of all offshore wells, platforms and facilities on the Etame Marin Block. Based upon the abandonment study completed in January 2016, the abandonment cost estimate used for this purpose is approximately $61.1 million ($17.3 million net to VAALCO) on an undiscounted basis. The obligation for abandonment of the Gabon offshore facilities is included in the Asset retirement obligation line on our condensed consolidated balance sheet. Through December 31, 2015, $18.3 million ($5.1 million net to VAALCO) on an undiscounted basis has been funded, with the next funding of $2.6 million net to VAALCO expected to be required sometime later in 2016. This cash funding is reflected under Other noncurrent assets as Abandonment funding on our condensed consolidated balance sheet. Future changes to the abandonment costs estimate could change not only our asset retirement obligation, but the amount of future abandonment funding payments.

Audits

We are subject to periodic routine audits by various government agencies in Gabon, including audits of our petroleum cost account, customs, taxes and other operational matters, as well as audits by other members of the contractor group under our joint operating agreements.

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

In June 2016, we accrued $2.2 million net to VAALCO for certain payroll taxes in Gabon which were not paid pertaining to labor provided to us over a number of years by a third-party contractor.  While the payroll taxes were for individuals who were not our employees, we could be deemed liable for these expenses as the end user of the services provided.  A process of negotiation with government payroll agencies in Gabon is underway to resolve this matter.

Angola

Offshore

Partner receivable

In November 2006, we signed a production sharing contract for Block 5 offshore Angola. The four year primary term, with an optional three year extension, awarded us exploration rights to 1.4 million acres offshore central Angola, with a commitment to drill two exploratory wells. Our working interest is 40% and we carry the Angolan national oil company, Sonangol P&P, for 10% of the work program. The government-assigned working interest partner was delinquent in paying their share of the costs several times in 2009 and was removed from the production sharing contract in 2010 by a governmental decree. Efforts to collect from the defaulted partner were abandoned in 2012. The available 40% working interest in Block 5, offshore Angola was assigned to Sonangol P&P effective on January 1, 2014. We invoiced Sonangol P&P for the unpaid delinquent amounts from the defaulted partner plus the amounts incurred during the period prior to assignment of the working interest totaling $7.6 million plus interest in April 2014. Because this amount was not paid and Sonangol P&P was slow in paying monthly cash call invoices since their assignment, we placed Sonangol P&P in default in the first quarter of 2015.

On March 14, 2016, we received payment from Sonangol P&P for the full amount owed us as of December 31, 2015, including the $7.6 million of pre-assignment costs. The $7.6 million recovery is reflected in the Bad debt expense (recovery) and other line of the condensed consolidated statements of operations. Default interest of $3.2 million was received and is shown in the Interest income line of the condensed consolidated statements of operations.

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

We are seeking to extend the term of the exploration license and hence the well commitment deadline although no assurances can be given that such an extension will be obtained.

7. DERIVATIVES AND FAIR VALUE

In April 2016, we entered into put contracts on 36,000 barrels of oil per month for the period from June 2016 through February 2017 at Dated Brent of $40 per barrel. This volume represents approximately one-third of our total forecasted sales volumes for the period. While these crude oil puts are intended to be an economic hedge to mitigate the impact of a decline in oil prices, we have not elected hedge accounting. The contracts will be measured at fair value each period, with changes in fair value recognized in net income. We do not enter into derivative instruments for speculative or trading proposes.

Our put contracts are subject to agreements similar to a master netting agreement under which we have the legal right to offset assets and liabilities. At June 30, 2016, all of the put contracts were assets.

The following table sets forth, by level within the fair value hierarchy and location on the condensed consolidated balance sheets, the reported values of derivative instruments accounted for at fair value on a recurring basis:

		Balance at June 30, 2016
		Carrying	Fair Value Measurements Using
Derivative Item	Balance Sheet Line	Value	Level 1	Level 2	Level 3
		(in thousands)
Crude oil puts	Prepayments and other	$265	$-	$265	$-

We had neither derivative instruments outstanding as of December 31, 2015 nor derivative instrument activity during 2015.

The crude oil put contracts are measured at fair value using the Black’s option pricing model. Level 2 observable inputs used in the valuation model include market information as of the reporting date, such as prevailing Brent crude futures prices, Brent crude futures commodity price volatility and interest rates.  The determination of the put contract fair value includes the impact of the counterparty’s non-performance risk.

To mitigate counterparty risk, we enter into such derivative contracts with creditworthy financial institutions deemed by management as competent and competitive market makers.

The following table sets forth the effect of derivative instruments on the condensed consolidated statements of operations:

		Gain (Loss)
Derivative Item	Statement of Operations Line	Three Months Ended June 30,		Six Months Ended June 30,
		2016	2015	2016	2015
		(in thousands)
Crude oil puts	Other, net	$(578)	$-	$(578)	$-

8.  COMPENSATION

Stock options

Stock options are granted under our long-term incentive plan and have an exercise price that may not be less than the fair market value of the underlying shares on the date of grant. Stock options granted to participants will become exercisable over a period determined by the Compensation Committee of our Board of Directors, which in the past has been a five year life, with the options vesting over a service period of up to five years. In addition, stock options will become exercisable upon a change in control, unless provided otherwise by the Compensation Committee of our Board of Directors. A portion of the stock options granted in the six months ended June 30, 2016 and 2015 were vested immediately with the remainder vesting over a two year period.

Stock option activity for the six months ended June 30, 2016 is provided below:

	Number of	Weighted
	Shares	Average
	Underlying	Exercise Price
	Options	Per Share
	(in thousands)
Outstanding at January 1, 2016	4,144	$ 6.41
Granted	1,519	1.16
Forfeited/expired	(1,058)	5.62
Outstanding at June 30, 2016	4,605	4.86

Common and restricted shares

Shares of restricted stock may be granted under our long-term incentive plan and related compensation expense is recorded using the fair market value of the underlying shares on the date of grant. Restricted stock granted to employees will vest over a period determined by the Compensation Committee which is generally a three year period, vesting in three equal parts on the first three anniversaries of the date of the grant. Share grants to directors vest immediately and are not restricted.

	Common and	Weighted
	Restricted	Average
	Stock	Grant Price
Non-vested shares outstanding at January 1, 2016	419,888	$ 3.83
Awards granted	357,145	1.12
Awards vested	(454,783)	2.06
Awards forfeited	(100,000)	1.97
Non-vested shares outstanding at June 30, 2016	222,250	3.94

In the three months ended March 31, 2016, 31,808 shares were added to treasury due to tax withholding on vesting restricted shares.  No shares were added to treasury in the three months ended June 30, 2016.

Stock appreciation rights

Stock appreciation rights (“SARs”) are granted under the “VAALCO Energy, Inc. 2016 Stock Appreciation Rights Plan”. A SAR is the right to receive a cash amount equal to the spread with respect to a share of common stock upon the exercise of the SAR.  The spread is the difference between the SAR price per share specified in a SAR award on the date of grant (which may not be less than the fair market value of our common stock on the date of grant) and the fair market value per share on the date of exercise of the SAR. SARs granted to participants will become exercisable over a period determined by the Compensation Committee of our Board of Directors. In addition, SARs will become exercisable upon a change in control, unless provided otherwise by the Compensation Committee of our Board of Directors. The 815,355 SARs granted in the three months ended March 31, 2016 vest over a three year period with a life of 5 years and have a maximum spread of 300% of the $1.04 SAR price per share specified in a SAR award on the date of grant. Compensation payable related to these awards through June 30, 2016 is not significant.

Compensation expense

We record non-cash compensation expense related to stock-based compensation in the General and administrative expense line of the condensed consolidated statements of operations.  Non-cash compensation expense was $0.8 million and $1.6 million for three and six months ended June 30, 2016 and was $0.7 million and $2.3 million for the three and six months ended June 30, 2015 related to stock options, SARs, common stock and restricted stock. Because we do not pay significant United States federal income taxes, no amounts were recorded for tax benefits.

9. INCOME TAXES

VAALCO and its domestic subsidiaries file a consolidated United States income tax return. Certain subsidiaries’ operations are also subject to foreign income taxes.

As discussed further in the Notes to the consolidated financial statements in our Form 10-K for December 31, 2015, we have deferred tax assets related to foreign tax credits, alternative minimum tax credits, and domestic and foreign net operating losses (“NOLs”). Management assesses the available positive and negative evidence to estimate if existing deferred tax assets will be utilized. We do not anticipate utilization of the foreign tax credits prior to expiration nor do we expect to generate sufficient taxable income to utilize other deferred tax assets. On the basis of this evaluation, full valuation allowances have been recorded as of June 30, 2016.

NOLs for our Gabon and Angola subsidiaries are included in the respective subsidiaries’ cost oil accounts which will be offset against future taxable revenues. In Angola, these NOLs are not available to offset financial gains which include foreign exchange gains and interest income. During the three and six months ended June 30, 2016, we recorded $0.1 million and $3.1 million for income taxes in Angola on financial gains related to foreign exchange gains as well as the interest paid by Sonangol P&P on their past due joint interest account balance. The remaining income taxes for the three and six months ended June 30, 2016 and all of the income taxes for the three and six months ended June 30, 2015 are attributable to foreign taxes payable in Gabon.

10.  EARNINGS PER SHARE

Basic earnings per share (“EPS”) is calculated using the average number of shares of common stock outstanding during each period. For the calculation of diluted shares, we assume that restricted stock is outstanding on the date of grant, and we assume the issuance of shares from the exercise of stock options using the treasury stock method.

A reconciliation from basic to diluted shares follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic weighted average shares outstanding	58,463,838	58,301,960	58,488,074	58,142,539
Effect of dilutive securities	-	-	-	-
Diluted weighted average shares outstanding	58,463,838	58,301,960	58,488,074	58,142,539

Stock options excluded from dilutive calculation because they would be anti-dilutive	4,413,180	6,051,591	3,522,081	5,624,716

Because we recognized net losses for the three and six months ended June 30, 2016 and 2015, there were no dilutive securities for those periods.

11.  SEGMENT INFORMATION

Our operations are based in Gabon, Angola, Equatorial Guinea and the United States (“U.S.”).  Each of our four reportable operating segments is organized and managed based upon geographic location. Our Chief Executive Officer, who is the chief operating decision maker, and management, review and evaluate the operation of each geographic segment separately primarily based on Operating income (loss). The operations of all segments include exploration for and production of hydrocarbons where commercial reserves have been found and developed. Revenues are based on the location of hydrocarbon production. Corporate and other is primarily corporate and operations support costs which are not allocated to the reportable operating segments.

Segment activity for the three and six months ended June  30, 2016 and 2015 and segment assets at June 30, 2016 and December 31, 2015 are as follows:

	Three Months Ended June 30, 2016
			Equatorial		Corporate
(in thousands)	Gabon	Angola	Guinea	U.S.	and Other	Total
Revenues-oil and gas sales	$18,764	$-	$-	$83	$-	$18,847
Depreciation, depletion and amortization	1,833	3	-	42	67	1,945
Impairment of proved properties	-	-	-	-	-	-
Bad debt expense (recovery) and other	171	-	-	-	-	171
Other operating expense	754	-	-	-	-	754
Operating income (loss)	8,424	(299)	(87)	-	(3,465)	4,573
Interest income (expense), net	(1,468)	-	-	-	(2)	(1,470)
Income tax expense	2,894	107	-	-	-	3,001
Additions to property and equipment	(2,493)	-	-	140	-	(2,353)

	Three Months Ended June 30, 2015
			Equatorial		Corporate
(in thousands)	Gabon	Angola	Guinea	U.S.	and Other	Total
Revenues-oil and gas sales	$26,991	$-	$-	$146	$-	$27,137
Depreciation, depletion and amortization	9,078	3	-	157	61	9,299
Impairment of proved properties	5,821	-	-	-	-	5,821
Bad debt expense (recovery) and other	-	-	-	296	-	296
Operating income (loss)	2,266	(978)	(418)	(663)	(1,237)	(1,030)
Interest income (expense), net	(343)	-	-	-	4	(339)
Income tax expense	4,273	-	-	-	-	4,273
Additions to property and equipment	17,680	1,135	-	(16)	86	18,885

	Six Months Ended June 30, 2016
			Equatorial		Corporate
(in thousands)	Gabon	Angola	Guinea	U.S.	and Other	Total
Revenues-oil and natural gas sales	$29,672	$-	$-	$151	$-	$29,823
Depreciation, depletion and amortization	3,976	6	-	63	141	4,186
Impairment of proved properties	-	-	-	-	-	-
Bad debt expense (recovery) and other	514	(7,629)	-	-	-	(7,115)
Other operating expense	9,635	-	-	-	-	9,635
Operating income (loss)	(3,532)	7,007	(135)	(3)	(5,412)	(2,075)
Interest income (expense), net	(1,956)	3,201	-	-	(2)	1,243
Income tax expense	4,579	3,074	-	-	-	7,653
Additions to property and equipment	(2,493)	-	-	140	-	(2,353)

	Six Months Ended June 30, 2015
			Equatorial		Corporate
(in thousands)	Gabon	Angola	Guinea	U.S.	and Other	Total
Revenues-oil and natural gas sales	$45,091	$-	$-	$285	$-	$45,376
Depreciation, depletion and amortization	14,784	6	-	327	117	15,234
Impairment of proved properties	11,220	-	-	-	-	11,220
Bad debt expense and other	-	-	-	576	-	576
Operating loss	(2,279)	(28,844)	(657)	(414)	(4,114)	(36,308)
Interest income (expense), net	(650)	-	-	-	5	(645)
Income tax expense	7,638	-	-	-	-	7,638
Additions to property and equipment	33,419	(1,973)	-	(16)	151	31,581

			Equatorial		Corporate
(in thousands)	Gabon	Angola	Guinea	U.S.	and Other	Total
Total assets as of June 30, 2016	$75,259	$2,290	$10,174	$1,314	$2,620	$91,657
Total assets as of December 31, 2015	98,858	10,304	10,200	1,470	3,126	123,958

12. SUBSEQUENT EVENTS

On July 28, 2016, we signed a purchase and sale agreement to acquire an additional 2.98%  working interest in the Etame Marin block located offshore the Republic of Gabon from Sojitz Etame Limited (“Sojitz”), which represents the full interest owned by Sojitz in the concession.  The acquisition has an effective date of August 1, 2016, and closing is expected within 90 days, subject to customary closing conditions. Payment for the acquisition is expected to be primarily funded by cash on hand.  We intend to request to borrow the $5.0 million under the Additional Term Loan before December 31, 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) which are intended to be covered by the safe harbors created by those laws. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect or anticipate may occur in the future, including without limitation, statements regarding our financial position, operating performance and results, reserve quantities and net present values, market prices, business strategy, derivative activities, the amount and nature of capital expenditures and plans and objectives of management for future operations are forward-looking statements. When we use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “forecast,” “outlook,” “aim,”, “target”, “will,” “could,” “should,” “may,” “likely ,” “plan,” “probably” or similar expressions, we are making forward-looking statements. Many risks and uncertainties that could affect our future results and could cause results to differ materially from those expressed in our forward-looking statements include, but are not limited to:

•	our ability to continue as a going concern;
•	further declines, volatility of and weakness in oil and natural gas prices;
•	our ability to maintain liquidity in view of current oil and natural gas prices;
•	our ability to meet the financial covenants of our loan agreement;
•	the uncertainty of estimates of oil and natural gas reserves;
•	the impact of competition;
•	the availability and cost of seismic, drilling and other equipment;
•	operating hazards inherent in the exploration for and production of oil and natural gas;
•	difficulties encountered during the exploration for and production of oil and natural gas;
•	difficulties encountered in measuring, transporting and delivering oil to commercial markets;
•	discovery, acquisition, development and replacement of oil and natural gas reserves;
•	timing and amount of future production of oil and natural gas;
•	hedging decisions, including whether or not to enter into derivative financial instruments;
•	our ability to effectively integrate companies and properties that we acquire;
•	general economic conditions, including any future economic downturn, disruption in financial markets and the availability of credit;
•	changes in customer demand and producers’ supply;
•	future capital requirements and our ability to attract capital;
•	currency exchange rates;
•	actions by the governments of and events occurring in the countries in which we operate;
•	actions by our venture partners;
•	compliance with, or the effect of changes in, governmental regulations regarding our exploration, production, and well completion operations including those related to climate change;
•	the outcome of any governmental audit;
•	actions of operators of our oil and natural gas properties; and
•	weather conditions.

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

INTRODUCTION

VAALCO is a Houston-based independent energy company principally engaged in the acquisition, exploration, development and production of crude oil and natural gas. As operator, we have production operations in and conduct exploration activities in Gabon and Angola, West Africa.  We participate in exploration and development activities as a non-operator in Equatorial Guinea, West Africa. VAALCO is the operator of two unconventional wells in the United States in North Texas and holds undeveloped leasehold acreage in Montana. We also own some minor interests in conventional production activities as a non-operator in the United States.

A significant component of our results of operations is dependent upon the difference between prices received for our offshore Gabon oil production and the costs to find and produce such oil. Oil and natural gas prices have been and are expected in the future to be volatile and subject to fluctuations based on a number of factors beyond our control. Beginning in the third quarter of 2014, the prices for oil and natural gas began a dramatic decline which continued through 2015 and into early 2016. Current prices, while higher than those in early 2016, are significantly less than they were in the several years prior to mid-2014. Sustained low oil and natural gas prices or further decreases in oil and natural gas prices could have a material adverse effect on our financial condition and the carrying value of our proved oil and natural gas properties and undeveloped leasehold interests and our ability to request the additional $5 million term loan from the IFC. As with prices received for oil production, the costs to find and produce oil and natural gas are largely not within our control.

CURRENT DEVELOPMENTS

In 2016, prices for oil, natural gas and natural gas liquids continued to remain at low levels experienced in 2015. These low prices have affected our business in numerous ways, including causing:

•	a material reduction in our revenues, cash flows and liquidity;
•	a reduction in the borrowing base of our revolving credit facility with the International Finance Corporation (“IFC’) credit facility from $65 million to $20.1 million at December 31, 2015;
•	a decrease in the valuation of our proved reserves, additional impairments of our oil and natural gas properties and the possibility that some of our existing wells may become uneconomic;
•	the removal of proved undeveloped reserves that became uneconomic to drill and develop;
•	us to implement reductions in our workforce in order to reduce costs; and
•	an increase in the possibility that some of the purchasers of our oil and natural gas production, or some of the companies that provide us with services, may experience financial difficulties.

Price declines also adversely affected our borrowing capacity based mainly on the value of our oil and natural gas reserves. These reductions limited our ability to carry out our operations. Our borrowing base was reduced from $65.0 million to $20.1 million effective December 31, 2015. On June 29, 2016, we executed a Supplemental Agreement with the IFC, the lender under our revolving credit facility which among other things, amended and restated our loan agreement to convert $20 million of the revolving portion of the credit facility into a term loan.  Currently $15 million is outstanding as a term loan with an additional $5 million that may be requested in a single draw between now and December 31, 2016.  See Note 5 to the condensed consolidated financial statements and “Capital Resources and Liquidity—Liquidity—Credit Facility” below for additional details about the loan agreement.

In January 2016, our Board of Directors formed a strategic committee to oversee the evaluation of our strategic alternatives. The committee is exploring strategic options including, but not limited to, securing additional investment to support existing projects and growth opportunities, joint ventures, asset sales or farm-outs, our potential sale or merger, or continuing to pursue our existing operating plan. We will continue to pursue ways to increase liquidity. However, we can give no assurances that any of these strategic alternatives can be completed, and if so, on reasonable terms that are acceptable to us.

As discussed in Note 4 to the condensed consolidated financial statements, we recorded impairments on our proved oil and natural gas properties in periods prior to 2016.  We could experience write-downs in the remainder of 2016. It is difficult to predict with reasonable certainty the amount of expected future impairments given the many factors impacting the calculation including, but not limited to, future pricing, operating costs, drilling and completion costs, and reserve additions and adjustments. Our impairment calculations have been based upon reserve economics using forecasted future prices, adjusted for specifics related to our production. If projected per barrel prices used in the impairment calculation made as of June 30, 2016 had been $5.00 lower, there would still have been no impairment. Given the uncertainty associated with the factors used in these calculations, these estimates should not necessarily be construed as indicative of our future financial results.

As discussed further in Note 6 to the condensed consolidated financial statements, on March 14, 2016,  we received payment from Sonangol P&P for the full amount owed us as of December 31, 2015, including the $7.6 million of pre-assignment costs.  The $7.6 million recovery is reflected in the Bad debt expense (recovery) and other line of the condensed consolidated statements of operations. Default interest of $3.2 million was received and is shown in the Interest income line of the condensed consolidated statement of operations. While this payment improved our liquidity in the short-term, we are continuing to pursue alternatives for increasing our liquidity.

As discussed further in Note 12 to the condensed consolidated financial statements, on July 28, 2016, we signed a purchase and sale agreement to acquire an additional 2.98% working interest in the Etame Marin block located offshore the Republic of Gabon from Sojitz Etame Limited (“Sojitz”), which represents the full interest owned by Sojitz in the concession.

In light of the depressed levels of oil prices, we intend to focus on maintaining oil production levels and lowering operating costs with respect to current production in our Etame Marin block located offshore Gabon. We have determined that additional development drilling is uneconomic at current commodity prices. In January 2016, we began demobilizing our contracted drilling rig and do not intend to drill any wells in 2016 on the Etame Marin block. In June 2016, we reached an agreement with the drilling contractor to pay $5.1 million net to VAALCO’s interest for unused rig days under the contract. We are paying this amount, plus the demobilization charges, in seven equal monthly installments beginning in July 2016. Development drilling may become economic in the future when prices recover.

GOING CONCERN

Our revenues, cash flows, profitability, oil and natural gas reserve values and future rates of growth are substantially dependent upon prevailing prices for oil and natural gas. Our ability to borrow funds and to obtain additional capital on attractive terms is also substantially dependent on oil and natural gas prices. Historically, world-wide oil and natural gas prices and markets have been volatile, and will likely continue to be volatile in the future. In particular, the prices of oil and natural gas declined dramatically in the second half of 2014 and remained low, decreasing further in 2015 and early 2016. However, revenues have increased from $11.0 million in the first quarter 2016 to $18.8 million in the second quarter of 2016 primarily as a result of improving prices and higher sales volumes.

As discussed in Note 5, in June 2016, we modified our revolving credit facility with the International Finance Corporation (“IFC”) converting $20 million of our revolving credit facility into a term loan with $15 million borrowed and the option to request, with approval being at the IFC’s discretion, an additional $5 million in a single draw between now and December 31, 2016. Our available liquidity, therefore, continues to be somewhat limited.

If we fail to satisfy our obligations with respect to our indebtedness or trade payables, or fail to comply with the financial and other restrictive covenants contained in the loan agreement, an event of default could result, which would permit acceleration of such debt and which could result in an event of default under the amended loan agreement and acceleration of other indebtedness, and could permit our secured lender to foreclose on any of our assets securing that debt. Any accelerated debt would become immediately due and payable. As discussed in Note 5, certain of our financial covenants under the amended loan agreement have been relaxed through the end of 2016.

Continued depressed oil and natural gas prices, like those seen in the first quarter of 2016, would have a material adverse effect on our liquidity, financial condition, results of operations and on the carrying value of our proved oil and natural gas properties.

If oil and natural gas prices continue at levels seen in the second quarter 2016, we expect that for 2016 we will generate cash flows sufficient to cover our operating expenses. To fund growth opportunities, we are considering multiple alternatives, including, but not limited to, additional debt or equity financing, a sale or farm-down of assets, continuing the delay of the discretionary portion of our capital spending to future periods and/or operating cost reductions.  There can be no guarantee of future capital acquisition or fundraising success. Our current cash position and our ability to access additional capital may limit our available opportunities and not provide sufficient cash available for our operations.  These conditions continue to raise doubt about our ability to continue as a going concern.

Our financial statements for the three and six months ended June 30, 2016 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. See Note 2 to the condensed consolidated financial statements.

ACTIVITIES BY ASSET

Gabon

Offshore

Development and Production

We operate the Etame, Avouma/South Tchibala, Ebouri, Southeast Etame and the North Tchibala fields on behalf of a consortium of five companies. In 2015, we completed a development plan, initiated in 2012, consisting of two new platforms, a multi-well development drilling campaign and several well workovers.  As of June 30, 2016 production is from three subsea wells and seven platform wells which are tied back by pipelines to deliver oil and associated natural gas through a riser system to allow for delivery, processing, storage and ultimately offloading the oil from a leased Floating, Production, Storage and Offloading vessel (“FPSO”) anchored to the seabed on the block. With the FPSO limitations of approximately 25,000 barrels of oil per day (“BOPD”) and 30,000 barrels of total fluids per day, the challenge is to optimize production on both a near and long-term basis subject to investment and operational agreements between VAALCO and the consortium.  During the first six months of 2016 and 2015, production from the block was approximately 3,417 MBbls (834 MBbls net to us) and 3,210 MBbls (784 MBbls net to us).

We completed the annual maintenance and inspection of the Etame complex production and storage facilities during a planned six-day shutdown in February 2016.  The results of the shutdown were positive and confirmed that routine asset integrity programs are effective. Production was restored successfully at levels higher than pre-shutdown rates. Since the shutdown through mid-year we have achieved greater than 97% runtime.

On June 23, 2016, the ESPs in the South Tchibala 2-H well failed, and it was temporarily shut-in.  It was producing approximately 1,700 gross BOPD, or 415 BOPD net to VAALCO just before being temporarily shut-in.  We are working to mobilize a hydraulic workover unit onto the Avouma platform to replace the ESPs and expect to have the South Tchibala 2-H well back on production by early fourth quarter 2016. Our net share of the cost is expected to be approximately $1.7 million.

During the first quarter of 2016, workovers were conducted on two wells producing from the Avouma platform. An ESP was successfully replaced in the first well and the second workover was suspended due to operational problems. Following the workovers and an ESP failure in another Avouma well, there were two wells producing from the Avouma platform.  Based on recent technical analysis, the loss of these wells will not have a significant impact on our estimated reserves.

Impairment

No impairment of proved properties was necessary in the first and second quarters of 2016. In the first and second quarters of 2015,  we recorded aggregate impairment of $11.2 million to write down our investment in certain fields of the Etame Marin block to their fair value. The decrease in fair value was primarily a result of lower forecasted oil prices, as well as higher costs for planned development wells used in the impairment evaluation.

Onshore

VAALCO has a 50% working interest (41% net working interest assuming the Republic of Gabon exercises its back-in rights) and operates the Mutamba Iroru block located onshore Gabon. We made a discovery on the block in 2012; however, as a result of lower projected oil price data at September 30, 2015, the results from the economic modeling indicated that the costs for this well did not continue to meet the criteria for suspended well costs, and all capitalized costs related to the project, including capitalized exploratory well costs, were charged to exploration expense in the third quarter of 2015. The government of Gabon believes that our production sharing contract (“PSC”) for the block expired in mid-2014. While we maintain that the PSC is still valid, since mid-2014, we have been working to finalize a revised PSC with the government of Gabon to allow for development of the discovery and to maintain exploration rights on the block. We can provide no assurance that we will enter into a new PSC. We can provide no assurances as to either the approval of the PSC by the Government of Gabon, or the subsequent approval of a development area by the Government of Gabon.

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

A  $10.0 million assessment ($5.0 million net to VAALCO) applies to each of the three remaining exploratory well commitments, if any, that have not been spud at the end of the exploration period in November 2017. Due to the current outlook for oil prices and the uncertainties about the timing for our partner to pay its share of future costs, there may be delays in drilling the remaining three wells. We have continued to classify the $15.0 million commitment for drilling these wells as long term restricted cash on our balance sheet. We are seeking to extend the term of the exploration license and hence the well commitment deadline; however, no assurances can be given that such an extension will be obtained.

Equatorial Guinea

Offshore

VAALCO has a 31% working interest in a portion of Block P, offshore Equatorial Guinea, which was acquired for $10.0 million in 2012 primarily for the exploration potential on the block. Prior to our acquisition, two oil discoveries had been made on the block, establishing a development and production area (the “PDA”). At the time the PDA was established, the block was divided into PDA and non-PDA portions, and we do not have a participating interest in the non-PDA portion. The Ministry of Mines, Industry and Energy and GEPetrol, the current block operator, are reviewing a revised joint operating agreement which would name us as operator of Block P. Given the current depressed commodity prices, it is likely we will minimize any near-term expenditures and expenses in Equatorial Guinea. Before beginning exploration, we and our partners will need to evaluate timing and budgeting for development and exploration activities in the PDA, including the approval of a development and production plan. Development project economics are being re-evaluated considering the continued depressed oil prices and the expected decrease in development costs associated with the fall in oil prices. The production sharing contract covering the PDA provides for a development and production period of twenty-five years from the date of approval of a development and production plan.

CAPITAL RESOURCES AND LIQUIDITY

Cash Flows

A summary of our cash flows for the six-month periods ending June 30, 2016 and 2015 are as follows:

	Six Months Ended June 30,		Increase
(in thousands)	2016	2015	(Decrease)

Net cash provided by operating activities	$1,629	$26,953	$(25,324)
Net cash used in investing activities	(13,228)	(35,408)	22,180
Net cash (used in) provided by financing activities	(77)	452	(529)
Net change in cash and cash equivalents	$(11,676)	$(8,003)	$(3,673)

The decrease in net cash provided by operating activities for the six months ended June 30, 2016 compared to the same period of 2015 was primarily related to:  lower 2016 crude oil prices and higher workover expense, as well as a reduction in cash provided by changes in working capital.

Property and equipment expenditures have historically been our most significant use of cash in investing activities. During the six months ended June 30, 2016, these expenditures on a cash basis were $12.7 million, primarily related to final payments made on invoices related to the development program completed in 2015. This compares to $41.2 million in the same period of 2015.  These cash property and equipment expenditures are included in capital expenditures. See “Capital Expenditures” below for further discussion. The six months ended June 30, 2015 also included the cash inflows of $5.4 million for the reduction in restricted cash.

Capital Expenditures

During the six months ended June 30, 2016,  we had negative accrual basis capital expenditures of $2.6 million as a result of better information.  We now expect full-year 2016 capital expenditures to be in the range of $1.0 million to $4.0 million, comprised mainly of maintenance capital. Capital expenditures of $55.5 million incurred during the six months ended June 30, 2015 were primarily associated with the drilling of two development wells from the Etame platform Gabon, the Southeast Etame 2-H well from the SEENT platform and the unsuccessful exploratory Kindele well offshore Angola. The difference between capital expenditures and the property and equipment expenditures reported in the condensed consolidated statement of cash flows is attributable to changes in accruals for costs incurred but not yet invoiced or paid on the report dates.

Liquidity

Credit Facility

Historically, our primary sources of capital have been cash flows from operating activities, borrowings under the credit facility with the IFC and cash balances on hand.

On June 29, 2016, we executed a Supplemental Agreement with the IFC which, among other things, amended and restated the existing loan agreement to convert $20 million of the revolving portion of the credit facility, of which $15 million is currently outstanding, to a term loan (the “Term Loan”), with an additional $5 million (the “Additional Term Loan”) which can be requested in a single draw between now and December 31, 2016.   The amended loan agreement is secured by the assets of our Gabon subsidiary, VAALCO Gabon (Etame), Inc. and is guaranteed by VAALCO as the parent company.  Before we are able to draw the Additional Term Loan, the IFC, as part of their consideration of our loan request, will make a determination of whether our Gabon subsidiary’s current and projected revenues from operations are sufficient to cover the aggregate amount of principal, interest, commissions, fees and any other amounts due in respect of the Additional Term Loan. If drawn, the Additional Term Loan amount shall be amortized in equal quarterly installments through June 30, 2018. The amended loan agreement provides for quarterly principal and interest payments through June 30, 2019, with interest accruing at a rate of LIBOR plus 5.75%. Principal repayments under the amended loan agreement are dependent upon the timing of our additional borrowing, if any, with the payments to commence no later than March 31, 2017.

The amended loan agreement contains a number of restrictive covenants that impose significant operating and financial restrictions on us. These covenants restrict our ability to engage in certain actions, including potentially limiting our ability to sell assets, make future borrowings or incur other additional indebtedness. Our ability to meet our quarter-end net debt to EBITDAX ratio and our different coverage ratios can be affected by events beyond our control, including changes in commodity prices. There can be no assurance that we will be able to comply with these covenants in future periods. In addition, if we receive any waivers or amendments to our amended loan agreement, the lender may impose additional operating and financial restrictions on us or modify the terms of the loan agreement.

Under the amended loan agreement, quarter-end net debt to EBITDAX (as defined in the loan agreement) must be no more than 3.0 to 1.0. However, the quarter-end net debt to EBITDAX limitation has been raised to 5.0 to 1.0 for all periods through the end of 2016. Forecasting our compliance with this and other financial covenants in future periods is inherently uncertain. Factors that could impact our quarter-end net debt to EBITDAX in future periods include future realized prices for sales of oil and natural gas, estimated future production, returns generated by our capital program, and future interest costs, among others. We are in compliance with all financial covenants as of June 30, 2016. However, we can make no assurance that we will be able to comply with these financial covenants in the future.

Cash on Hand

At June 30, 2016, we had unrestricted cash of $13.7 million. As operator of the Etame Marin and Mutamba Iroru blocks in Gabon, and Block 5 in Angola, we enter into project related activities on behalf of our working interest partners. We generally obtain advances from partners prior to significant funding commitments.

We currently sell our crude oil production from Gabon under a term contract that ends in January 2017. Pricing under the contract is based upon an average of Dated Brent in the month of lifting, adjusted for location and market factors.

Share Repurchase

In the three and six months ended June 30, 2016, no purchases were made under the share repurchase program authorized by our Board of Directors on August 4, 2015. See the 2015 Form 10-K for further information about the program.

OFF-BALANCE SHEET ARRANGEMENTS

Our guarantee of the offshore Gabon FPSO lease has $134 million in remaining minimum obligations for the gross amount of charter payments at June 30, 2016.  There have been no other changes to our off-balance sheet arrangements since December 31, 2015.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Other than the negotiated reduction in the drilling rig commitment,  the amendment of our loan agreement and the Sojitz purchase and sale agreement, discussed in Notes 6,  5 and 12 respectively, to the condensed consolidated financial statements, there have been no significant changes to our commitments and contractual obligations subsequent to December 31, 2015.

CRITICAL ACCOUNTING POLICIES

There have been no changes to our critical accounting policies subsequent to December 31, 2015.

NEW ACCOUNTING STANDARDS

See Note 3 to the condensed consolidated financial statements.

RESULTS OF OPERATIONS

Three months ended June 30, 2016 compared to the three months ended June 30, 2015

We reported a  net loss for the three months ended June 30, 2016 of $0.3 million compared to $5.2 million for the same period of 2015. Further discussion of results by significant line item follows:

Oil and natural gas revenues decreased $8.3 million in the three months ended June 30, 2016 compared to the same period of 2015. The decrease in revenue is primarily related to 28% lower realized oil prices, which are due to decreases in the Dated Brent market price.

The revenue changes in the three months ended June 30, 2016 identified as related to changes in price or volume are shown in the table below:

(in thousands)
Price	$(7,809)
Volume	(904)
Other	423
$(8,290)

	Three Months Ended June 30,
	2016	2015
Gabon net oil production (MBbls)	430	404

Gabon net oil sales (MBbls)	435	455
U.S. net oil sales (MBbls)	1	2
Net oil sales (MBbls)	436	457
Net natural gas sales (MMcf)	35	46
Net oil equivalents (MBOE)	442	465

Average realized oil price ($/Bbl)	$42.13	$59.16
Average realized natural gas price ($/Mcf)	1.64	2.70
Weighted average realized price ($/BOE)	42.64	58.45
Average Europe Brent spot* ($/Bbl)	45.57	60.37
*Average of daily Europe Brent spot prices posted on the U.S. Energy Information Administration website.

Crude oil sales are a function of the number and size of crude oil liftings in each quarter from the FPSO, and thus crude oil sales do not always coincide with volumes produced in any given quarter. We made three liftings in the second quarters of both 2016 and 2015. Our share of oil inventory aboard the FPSO, excluding royalty barrels, was approximately 40,000 and 27,000 barrels at June 30, 2016 and 2015.

Production expenses decreased $1.5 million in the three months ended June 30, 2016 compared to the same period of 2015.  Cost reductions implemented in late 2015 and early 2016 are taking effect and the estimated accrual for workovers was reduced on better information.

Exploration expense was minimal in the three months ended June 30, 2016, consistent with our stated plans to suspend exploratory drilling during 2016. Exploration expense during the same period in 2015 was primarily comprised of a $0.6 million impairment of our unproved leasehold in Montana and $0.4 million of seismic activity related to Angola.

Depreciation, depletion and amortization (“DD&A”) decreased $7.4 million in the three months ended June 30, 2016 compared to the same period of 2015.  Although sales volumes are slightly higher in 2016 for the three months ended June 30, 2016, DD&A per BOE was lower in 2016 due to impairments in 2015.

General and administrative expenses increased $1.2 million in three months ended June 30, 2016 compared to the same period of 2015. We have taken steps beginning in 2015 to reduce overall general and administrative costs, with decreases realized in personnel costs, services and various other cost categories.  However, the amount of overhead we are able to recover from our partners in 2016 has decreased.  Under our operating agreements the amount of overhead recoverable is larger when capital spending is higher, as it was in 2015 with the development program in Gabon and the exploratory drilling in Angola.

Impairment of proved properties is discussed in detail in Note 4 to the unaudited condensed consolidated financial statements.

Other operating expenses for three months ended June 30, 2016 includes $2.1 million accrued for certain payroll taxes in Gabon which were not paid pertaining to labor provided to us over a number of years by a third-party contractor and a $1.3 million representing the negotiated reduction in our net share of contract cost associated with the day rate for the demobilization period through contract expiration, plus normal and customary demobilization costs. In June 2016, we reached an agreement with the drilling contractor to pay less than our originally estimated maximum day rate, plus demobilization costs, in seven equal monthly installments beginning in July 2016.

Interest expense increased $1.1 million in the three months ended June 30, 2016 compared to the same period of 2015. Deferred finance costs totaling $0.9 million were charged to interest expense in June 2016 when our loan agreement was amended. None of the interest expense incurred in the three months ended June 30, 2016 was capitalized, while a considerable portion of the interest expense incurred was capitalized in the same period of 2015. See Note 5 to the condensed consolidated financial statements for further discussion of our loan agreement and interest expense.

Other, net consists primarily of derivative instrument gains (losses) as discussed in Note 7 to the condensed consolidated financial statements and foreign currency gains (losses).

Income tax expense decreased $1.3 million in three months ended June 30, 2016 compared to the same period of 2015.  Income tax expense in both periods is primarily attributable to our operations in Gabon and is lower in 2016 than income tax for the comparable 2015 period as a result of lower revenues.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015

We reported a  net loss of $8.3 million for the six months ended June 30, 2016 compared to $44.2 million for the same period of 2015.  Further discussion of results by significant line item follows:

Oil and natural gas revenues decreased $15.6 million in the six months ended June 30, 2016 compared to the same period of 2015. The decrease in revenue is primarily related to 33% lower realized oil prices, which are due to decreases in the Dated Brent market price.

The revenue changes in the six months ended June 30, 2016 identified as related to changes in price or volume are shown in the table below:

(in thousands)
Price	$(15,552)
Volume	(473)
Other	472
$(15,553)

	Six Months Ended June 30,
	2016	2015
Gabon net oil production (MBbls)	834	784

Gabon net oil sales (MBbls)	815	827
U.S. net oil sales (MBbls)	2	2
Net oil sales (MBbls)	817	829
Net natural gas sales (MMcf)	67	93
Net oil equivalents (MBOE)	828	845

Average realized oil price ($/Bbl)	$35.79	$54.46
Average realized natural gas price ($/Mcf)	1.63	2.73
Weighted average realized price ($/BOE)	35.44	53.76
Average Europe Brent spot* ($/Bbl)	39.80	57.67
*Average of daily Europe Brent spot prices posted on the U.S. Energy Information Administration website.

We made six and five liftings in the six months ended June 30, 2016 and 2015.

Production expenses decreased $0.2 million in the six months ended June 30, 2016 compared to the same period of 2015. Overall production expenses are higher because they include $3.6 million incurred for workovers completed in the first quarter of 2016, compared to no workovers in the same period of 2015. Excluding workovers, production expenses declined approximately $3.8 million, reflecting the results of our cost reduction implemented in late 2015 and early 2016.

Exploration expense was minimal in the six months ended June 30, 2016.  Exploration expense for the six months ended June 30, 2015 was primarily comprised of the unsuccessful exploratory well offshore Angola,  the impairment of our unproved leasehold in Montana and seismic activity.

Depreciation, depletion and amortization (“DD&A”) decreased $11.0 million in the six months ended June 30, 2016 compared to the same period of 2015.  Although sales volumes are higher, for the six months ended June 30, 2016, DD&A per BOE rates were lower in 2016 due to impairments in 2015.

General and administrative expenses decreased  $0.7 million in the six months ended June 30, 2016 compared to the same period of 2015.   We have taken steps beginning in 2015 to reduce overall general and administrative costs, with decreases realized in personnel costs, services and various other cost categories.  However, the full benefit of those reductions is not apparent because the amount of overhead we are able to recover from our partners in 2016 has decreased.  Under our operating agreements the amount of overhead recoverable is larger when capital spending is higher, as it was in 2015 with the development program in Gabon and the exploratory drilling in Angola.

Impairment of proved properties is discussed in detail in Note 4 to the unaudited condensed consolidated financial statements.

Other operating expenses for the six months ended June 30, 2016 includes $2.1 million accrued for certain payroll taxes in Gabon which were not paid pertaining to labor provided to us over a number of years by a third-party contractor and $7.6 million, net to VAALCO, of expense associated with the demobilization and release of the contracted drilling rig. In June 2016, we reached an agreement with the drilling contractor to pay less than our originally estimated maximum day rate, plus demobilization costs, in seven equal monthly installments beginning in July 2016.

General and administrative related to shareholder matters for the six months ended June 30, 2016 reflects our reimbursement by our insurance carrier of some previously expensed legal costs.

Bad debt expense (recovery) and other for the six months ended June 30, 2016 primarily consists of the $7.6 million bad debt recovery resulting from the payment of past-due amounts by Sonangol P&P, net of increases in the VAT allowance.

Interest income for the six months ended June 30, 2016 is primarily the $3.2 million of default interest collected from Sonangol P&P in March 2016.

Interest expense increased $1.3 million in the six months ended June 30, 2016 compared to the same period of 2015. Deferred finance costs totaling $0.9 million were charged to interest expense in June 2016 when our loan agreement was amended. None of the interest expense incurred in the six months ended June 30, 2016 was capitalized, while a considerable portion of the interest expense incurred was capitalized in the same period of 2015. See Note 5 to the condensed consolidated financial statements for further discussion of our loan agreement and interest expense.

Other, net consists primarily of derivative instrument gains (losses) as discussed in Note 7 to the condensed consolidated financial statements and foreign currency gains (losses).

Income tax expense is almost the same in both the six months ended June 30, 2016 and 2015. For 2016, income tax expense includes $3.1 million for income tax in Angola on financial gains and $4.6 million attributable to Gabon.  In 2015, all income tax was attributable to Gabon.  As a result of lower revenues from Gabon oil sales in 2016, income tax for Gabon is significantly lower in the six-months of 2016 than the same period of 2015.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are exposed to market risk, including the effects of adverse changes in commodity prices, foreign exchange rates, derivative instruments and interest rates as described below.

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

Interest Rate Risk

The floating rate on our amended loan agreement exposes us to risks associated with changes in interest rates (LIBOR). At June 30, 2016, we have a  $15.0 million term loan. Fluctuations in floating interest rates will cause our interest costs to fluctuate. If the balance of the debt at June 30, 2016 were to remain constant, a 1% change in market interest rates would impact our cash flow by an estimated $150,000 per year.  As future quarterly payments reduce the principal of the term loan, our cash flow becomes less sensitive to fluctuations in interest rate.

COUNTERPARTY Risk

We are exposed to market risk on our open derivative instruments related to potential nonperformance by our counterparty. To mitigate this risk, we enter into such derivative contracts with creditworthy financial institutions deemed by management as competent and competitive market makers.

Commodity Price Risk

Our major market risk exposure continues to be the prices received for our oil and natural gas production. Sales prices are primarily driven by the prevailing market prices applicable to our production. Market prices for oil and natural gas have been volatile and unpredictable in recent years, and this volatility is expected to continue in the future. Beginning in the third quarter of 2014, the prices for oil and natural gas began a dramatic decline which continued through 2015 and into 2016. Current prices are significantly less than they were in the several years prior to 2015. Sustained low oil and natural gas prices or further decreases in oil and natural gas prices could have a material adverse effect on our financial condition, the carrying value of our proved reserves, our undeveloped leasehold interests and the borrowing base under our IFC credit facility.  Were oil sales to remain constant at the most recently quarterly sales volumes of 436 MBbls, a $5 per Bbl decrease in oil price would be expected to cause a $2.2 million decrease per quarter ($8.7 million annualized) in revenues and operating income (loss) and a $1.9 million increase per quarter ($7.5 million annualized) in net loss.

In order to partially limit our commodity price risk, in April 2016, we entered into put contracts on 36,000 barrels of oil per month for the period from June 2016 through February 2017 at Dated Brent of $40 per barrel. This volume represents approximately one-third of our total forecasted sales volumes for the period. While these crude oil derivative contracts are intended to be an economic hedge, they are not designated as hedges for accounting purposes. The contracts are measured at fair value at the end of each quarter, with changes in value flowing through net income. See Note 7 to the unaudited condensed consolidated financial statements for further information about these contracts, their fair value and their impact on our net income. We had no commodity price derivatives outstanding as of and during the three and six months ended June 30, 2015.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated by our management, including the principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, including the principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. As described in the Annual Report on Form 10-K for the year ended December 31, 2015, a material weakness was previously identified in our internal control over financial reporting related to the control environment, risk assessment and internal control over financial reporting due to insufficient financial reporting resources.

A material weakness was previously identified by our management and disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.  In 2015, management began remediation measures to address this material weakness as described in our 2015 Form 10-K. Management determined that while the overall effectiveness of internal control over financial reporting was enhanced during 2015, newly implemented controls were not yet operating effectively at December 31, 2015. Accordingly, management, with oversight from our Audit Committee, determined to:

•	Continue the remediation plan begun in 2015, refining key controls related to accruals, account balance reconciliations, account analyses and analytical reviews.
•	Continue to improve timing of the periodic financial close and reporting process through the use of a detailed financial close plan and expanded reporting of financial data to senior management.

We began implementing these measures in the first quarter of 2016 and continue to refine the remediation plan.

We believe that the steps described above and in our 2015 Form 10-K have enhanced the overall effectiveness of our internal control over financial reporting.  However, management concluded that the newly implemented controls were not operating effectively at June  30, 2016 and that as of June  30, 2016 the same material weakness existed. Management is committed to improving its internal control processes and believes that the measures described above should remediate the material weakness that was identified in 2014 and continued into 2015 and strengthen internal control over financial reporting. As we continue to evaluate and improve internal control over financial reporting, additional measures to remediate the material weakness or modifications to certain of the remediation procedures described above may be necessary. We are working to complete the required remedial actions for the material weakness during 2016.

While senior management and our Audit Committee are closely monitoring the implementation of these remediation plans, we cannot provide any assurance that these remediation efforts will be successful or that internal control over financial reporting will be effective as a result of these efforts. Until the remediation steps set forth above are fully implemented and operating for a sufficient period of time, the material weakness that exists at June 30, 2016 will continue to exist.

Based on our evaluation of the material weakness described above, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q as a result of this material weakness.

Except for the activities taken related to the remediation of the material weakness described above, there were no changes in our internal control over financial reporting that occurred during three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

 ITEM 1A.  RISK FACTORS

Our business could suffer if we lose the services of, or fail to attract, key personnel.

We are highly dependent upon the efforts of our senior management and other key employees. Steven Guidry, our Chief Executive Officer, and Don O. McCormack, our Chief Financial Officer, resigned effective September 1, 2016 and June 2, 2016, respectively. These resignations may have an adverse effect on our Company. On August 1, 2016, our Board of Directors appointed Cary Bounds, our Chief Operating Officer, as Interim Chief Executive Officer effective September 1, 2016, to serve until a permanent Chief Executive Officer can be identified. Also on August 1, 2016, the Board designated Elizabeth Prochnow, our Controller and Chief Accounting Officer, as the Company’s Principal Financial Officer and have engaged a third-party consultant to serve as an interim Chief Financial Officer.  The loss of Mr. Guidry’s and Mr. McCormack’s service or one or more other members of our senior management could delay or prevent the achievement of our objectives. We do not maintain any "key-man" insurance policies on any of our senior management, and we do not intend to obtain such insurance.  In addition, due to the specialized nature of our business, we are highly dependent upon our ability to attract and retain qualified personnel with extensive experience and expertise in evaluating and analyzing drilling prospects and producing oil and natural gas from proved properties and maximizing production from oil and natural gas properties.  There is competition for qualified personnel in the areas of our activities, and we may be unsuccessful in attracting and retaining these personnel.

Our business faces many risks. Any of the risks discussed elsewhere in this Form 10-Q and our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.

For a discussion of our potential risks and uncertainties, see the information in Item 1A “Risk Factors” in our 2015 Form 10-K. There have been no material changes in our risk factors from those described in our 2015 Form 10-K.

 ITEM 5.  OTHER INFORMATION

Effective June 20, 2016, the Audit Committee of the Board of Directors of the Company approved the engagement of BDO USA, LLP (“BDO”) as the Company’s independent registered public accounting firm for the year ending December 31, 2016.  In connection with the selection of BDO, also on June 20, 2016, the Audit Committee informed Deloitte & Touche LLP that it will be dismissed as the Company’s independent registered public accounting firm effective June 20, 2016. The Audit Committee made its decision after soliciting proposals from several accounting firms.

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
10.1

Supplemental Agreement, by and between VAALCO Gabon (Etame), Inc. VAALCO Energy, Inc. and International Finance Corporation, dated as of June 29, 2016 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 29, 2016, and incorporated herein by reference).

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
Elizabeth D. Prochnow
Controller and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer) (on behalf of the Registrant)

Dated: August 8, 2016

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
10.1

Supplemental Agreement, by and between VAALCO Gabon (Etame), Inc. VAALCO Energy, Inc. and International Finance Corporation, dated as of June 29, 2016 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 29, 2016, and incorporated herein by reference).

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