Form 10-Q
period 2017-03-31
VAALCO ENERGY INC /DE/
filed 2017-05-08
CIK 894627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒
Non‑accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company Emerging growth company	☐ ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).          Yes  ☐    No   ☒

As of May 1, 2017, there were outstanding 58,591,795 shares of common stock, $0.10 par value per share, of the registrant.

VAALCO ENERGY, INC. AND SUBSIDIARIES

 Unless the context otherwise indicates, references to “VAALCO,” “the Company”, “we,” “our,” or “us” in this Form 10-Q are references to VAALCO Energy, Inc., including its wholly-owned subsidiaries.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except number of shares and par value amounts)

	March 31,	December 31,
	2017	2016
ASSETS	(in thousands)
Current assets:
Cash and cash equivalents	$24,245	$20,474
Restricted cash	755	741
Receivables:
Trade	6,496	6,751
Accounts with partners, net of allowance of $0.5 million at March 31, 2017 and December 31, 2016	3	3,297
Other	81	120
Crude oil inventory	1,037	913
Materials and supplies	102	84
Prepayments and other	3,362	3,956
Current assets - discontinued operations	2,415	2,139
Total current assets	38,496	38,475
Property and equipment - successful efforts method:
Wells, platforms and other production facilities	389,302	389,231
Undeveloped acreage	10,000	10,000
Equipment and other	10,003	9,779
	409,305	409,010
Accumulated depreciation, depletion, amortization and impairment	(382,622)	(380,991)
Net property and equipment	26,683	28,019
Other noncurrent assets:
Restricted cash	918	918
Value added tax and other receivables, net of allowance of $4.9 million and $4.7 million at March 31, 2017 and December 31, 2016, respectively	5,390	5,110
Abandonment funding	8,510	8,510
Total assets	$79,997	$81,032

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$9,745	$19,096
Accrued liabilities and other	8,962	10,506
Current portion of long term debt	8,333	7,500
Accounts with partners	4,805	-
Current liabilities - discontinued operations	18,320	18,452
Total current liabilities	50,165	55,554
Asset retirement obligations	18,851	18,612
Other long term liabilities	284	284
Long term debt, excluding current portion	6,621	6,940
Total liabilities	75,921	81,390
Commitments and contingencies (Note 6)
Shareholders’ equity (deficit):
Preferred stock, none issued, 500,000 shares authorized, $25 par value	-	-
Common stock, 66,146,890 and 66,109,565 shares issued $0.10 par value, 100,000,000 shares authorized	6,614	6,611
Additional paid-in capital	70,440	70,268
Less treasury stock, 7,555,095 shares at cost	(37,933)	(37,933)
Accumulated deficit	(35,045)	(39,304)
Total shareholders' equity (deficit)	4,076	(358)
Total liabilities and shareholders' equity (deficit)	$79,997	$81,032

See notes to condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenues:
Oil and natural gas sales	$21,266	$10,976
Operating costs and expenses:
Production expense	7,946	11,253
Depreciation, depletion and amortization	1,869	2,238
General and administrative expense	3,127	2,247
Other operating expense	-	8,881
General and administrative related to shareholder matters	15	(453)
Bad debt expense and other	98	343
Total operating costs and expenses	13,055	24,509
Other operating income (loss), net	(63)	18
Operating income (loss)	8,148	(13,515)
Other income (expense):
Interest income (expense), net	(403)	(488)
Other, net	(116)	258
Total other income (expense)	(519)	(230)
Income (loss) from continuing operations before income taxes	7,629	(13,745)
Income tax expense	3,194	1,685
Income (loss) from continuing operations	4,435	(15,430)
Income (loss) from discontinued operations, net of tax	(176)	7,806
Net income (loss)	$4,259	$(7,624)

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.07	$(0.26)
Income (loss) from discontinued operations	(0.00)	0.13
Net income (loss)	$0.07	$(0.13)
Basic weighted average shares outstanding	58,567	58,513
Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.07	$(0.26)
Income (loss) from discontinued operations	(0.00)	0.13
Net income (loss)	$0.07	$(0.13)
Diluted weighted average shares outstanding	58,580	58,513

See notes to condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,259	$(7,624)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss (income) from discontinued operations	176	(7,806)
Depreciation, depletion and amortization	1,869	2,238
Other amortization	97	103
Unrealized foreign exchange loss	(128)	(728)
Stock-based compensation	154	420
Commodity derivatives loss	180	-
Bad debt provision	98	343
Other operating (income) loss, net	63	(18)
Change in operating assets and liabilities:
Trade receivables	255	(70)
Accounts with partners	8,099	(2,742)
Other receivables	40	(91)
Crude oil inventory	(124)	(281)
Materials and supplies	(18)	20
Value added tax and other receivables	(317)	(690)
Prepayments and other	554	(337)
Accounts payable	(9,066)	(2,641)
Accrued liabilities and other	(1,509)	1,769
Net cash provided by (used in) continuing operating activities	4,682	(18,135)
Net cash provided by (used in) discontinued operating activities	(584)	17,955
Net cash provided by (used in) operating activities	4,098	(180)
CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in restricted cash	(14)	252
Property and equipment expenditures	(768)	(1,483)
Net cash used in continuing investing activities	(782)	(1,231)
Net cash provided by discontinued investing activities	-	210
Net cash used in investing activities	(782)	(1,021)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuances of common stock	38	-
Borrowings	4,167	-
Debt repayment	(3,750)	-
Net cash provided by continuing financing activities	455	-
Net cash provided by discontinued financing activities	-	-
Net cash provided by financing activities	455	-
NET CHANGE IN CASH AND CASH EQUIVALENTS	3,771	(1,201)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20,474	25,357
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,245	$24,156
Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	$296	$489
Income taxes paid	$3,202	$1,830
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment additions incurred but not paid at period end	$210	$13,141
Asset retirement cost capitalized	$-	$42

See notes to condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND ACCOUNTING POLICIES

VAALCO Energy, Inc. (together with its consolidated subsidiaries,  “VAALCO,” or the “Company”) is a Houston, Texas based independent energy company engaged in the acquisition, exploration, development and production of crude oil. As operator, we have production operations and conduct development activities in Gabon, West Africa. As non-operator, we have opportunities to participate in development and exploration activities in Equatorial Guinea, West Africa. As discussed further in Note 3 below, we have discontinued operations associated with our activities in Angola, West Africa.

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

These condensed consolidated financial statements have been prepared in accordance with rules of the Securities and Exchange Commission (“SEC”) and do not include all the information and disclosures required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. They should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016, which include a summary of the significant accounting policies.

Certain reclassifications have been made to prior period amounts to conform to the current period presentation. These reclassifications did not affect our consolidated financial results.

Bad debt – Quarterly, we evaluate our accounts receivable balances to confirm collectability. When collectability is in doubt, we record an allowance against the accounts receivable and a corresponding income charge for bad debts, which appears in the “Bad debt expense and other” line of the condensed consolidated statements of operations. The majority of our accounts receivable balances are with our joint venture partners, purchasers of our production and the government of Gabon for reimbursable Value-Added Tax (“VAT”). Collection efforts, including remedies provided for in the contracts, are pursued to collect overdue amounts owed to us. Portions of our costs in Gabon (including our VAT receivable) are denominated in the local currency of Gabon, the Central African CFA Franc (“XAF”). As of March 31, 2017, the exchange rate was XAF610.48 = $1.00. In June 2016, we entered into an agreement with the government of Gabon to receive payments related to the outstanding VAT receivable balance, which was approximately XAF 16.3 billion (XAF 4.9 billion, net to VAALCO) as of December 31, 2015, in thirty-six monthly installments of $0.2 million, net to VAALCO. We received one monthly installment payment in July 2016; however, no further payments have been received. We are in discussions with the Gabonese government regarding the timing of the resumption of payments.

In the three months ended March 31, 2017 and 2016, we recorded allowances of $0.1 million and $0.5 million, respectively, related to VAT for which the government of Gabon has not reimbursed us.  The receivable amount, net of allowances, is reported as a non-current asset in the “Value added tax and other receivables” line item in the condensed consolidated balance sheet. Because both the VAT receivable and the related allowances are denominated in XAF, the exchange rate revaluation of these balances into U.S. dollars at the end of each reporting period also has an impact on profit/loss. Such foreign currency gains/(losses) are reported separately in the Other, net, operating income (expense) line of the condensed consolidated statements of operations.

General and administrative related to shareholder matters – Amounts related to shareholder matters for the three months ended March 31, 2016 relate to costs incurred related to shareholder litigation that was settled in April 2016. For 2016, the amounts also include the offsetting insurance proceeds related to these matters.

2.  NEW ACCOUNTING STANDARDS

Not yet adopted

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01”). The purpose of the amendment is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. For public entities, the amendments in ASU 2017-01 are effective for interim and annual reporting periods beginning after December 15, 2017. The amendments in this update are to be applied prospectively to acquisitions and disposals completed on or after the effective date, with no disclosures required at transition. The adoption of ASU 2017-01 is not expected to have a material impact on our condensed consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We are currently evaluating the provisions of this guidance and are assessing its potential impact on our cash flows and related disclosures. Due to the nature of this accounting standards update, this may have an impact on items reported in our statements of cash flows, but no impact is expected on our financial position, results of operations or related disclosures as a result of implementation.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which amends the accounting standards for leases.  ASU 2016-02 retains a distinction between finance leases and operating leases. The primary change is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases on the balance sheet. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous guidance. Certain aspects of lease accounting have been simplified and additional qualitative and quantitative disclosures are required along with specific quantitative disclosures required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early application permitted. We are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period presented in the financial statements. Early adoption is allowed. Assuming adoption January 1, 2019, we expect that leases in effect on January 1, 2017 and leases entered into after such date will be reflected in accordance with the new standard in the audited consolidated financial statements included in our Annual Report on Form 10-K for 2019, including comparative financial statements presented in such report. We are in the preliminary stages of our gap assessment, but we expect that leases treated as operating leases will be capitalized. We expect adoption of this standard to result in the recording of a right of use asset related to our operating leases with a corresponding lease liability. This is expected to result in a material increase in total assets and liabilities as certain of our operating leases are significant as disclosed in our Annual Report on Form 10-K for 2016. We do not expect there will be a material overall impact on results of operations or cash flows; however, cash flows from operations will increase and cash from financing activities will decrease as a result of reflecting a significant portion of lease payments as payments on the lease liabilities rather than rental expense. We are continuing to evaluate the impact of this new standard, and are in the process of developing our implementation plan.

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

Adopted

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (ASU 2015-11) to simplify the measurement of inventory. This simplification applies to all inventory other than that measured using last-in, first out (“LIFO”) or the retail inventory method and requires measurement of inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal and transportation. This guidance is to be applied prospectively effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. We adopted ASU 2015-11 in the first quarter of 2017 and the application of this guidance did not have a significant impact on our financial position, results of operations or cash flows.

3.  AQUISITIONS AND DISPOSITIONS

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

All assets and liabilities associated with Sojitz’s interest in Etame Marin block, including oil and gas properties, asset retirement obligations and working capital items were recorded at their fair value. In determining the fair value of the oil and gas properties, we prepared estimates of oil and natural gas reserves. We used estimated future prices to apply to the estimated reserve quantities acquired and the estimated future operating and development costs to arrive at the estimates of future net revenues. The valuations to derive the purchase price included the use of both proved and unproved categories of reserves, expectation for timing of production and amount of future development and operating costs, projections of future rates of production, expected recovery rates, and risk adjusted discount rates. Other significant estimates were used by management to calculate fair value of assets acquired and liabilities assumed. We may record purchase price adjustments as a result of changes in such estimates. These assumptions represent Level 3 inputs.

Sale of Certain U.S. Properties

On October 17, 2016, we signed a letter of intent to sell our interests in the East Poplar Dome field in Montana for $250,000, which is classified as “held for sale” as of March 31, 2017 and December 31, 2016.  We completed the sale of this property in April 2017 and we expect to recognize a gain of approximately $0.3 million in the quarter ended June 30, 2017.

Discontinued Operations - Angola

In November 2006, our Angolan subsidiary, Vaalco Angola  (Kwanza), Inc., (“VAALCO Angola”), signed a production sharing contract for Block 5 offshore Angola (“PSA”). The four year primary term, referred to as the Initial Exploration Phase (IEP”), with an optional three year extension, awarded VAALCO Angola exploration rights to 1.4 million acres offshore central Angola, with a commitment to drill two exploratory wells. The IEP was extended on two occasions to run until December 1, 2014. In October 2014, VAALCO Angola entered into the Subsequent Exploration Phase (“SEP”) which extended the exploration period to November 30, 2017 and required VAALCO Angola and the co-participating interest owner, the Angolan national oil company, Sonangol P&P, to drill two additional exploration wells. VAALCO Angola’s working interest is 40%, and it carries Sonangol P&P, for 10% of the work program. On September 30, 2016, VAALCO Angola notified Sonangol P&P that it was withdrawing from the joint operating agreement effective October 31, 2016. On November 30, 2016, VAALCO Angola notified the national concessionaire, Sonangol E.P., that it was withdrawing from the PSA. Further to the decision to withdraw from Angola, VAALCO Angola has taken actions to begin reducing its office in Angola and reducing future activities in Angola. As a result of this strategic shift, we classified all the related assets and liabilities as those of discontinued operations in the condensed consolidated balance sheets. The operating results of the Angola segment have been classified as discontinued operations for all periods presented in our condensed consolidated statements of operations. We segregated the cash flows attributable to the Angola segment from the cash flows from continuing operations for all periods presented in our condensed consolidated statements of cash flows. The following tables summarize selected financial information related to the Angola segment’s operations as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016.

Summarized Results of Discontinued Operations

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Operating costs and expenses:
General and administrative expense	$171	$298
Bad debt expense (recovery) and other	-	(7,625)
Total operating costs and expenses	171	(7,327)
Other operating loss, net	-	(21)
Operating income (loss)	(171)	7,306
Other income (expense):
Interest income	-	3,201
Other, net	(2)	266
Total other income (expense)	(2)	3,467
Income (loss) from discontinued operations before income taxes	(173)	10,773
Income tax expense	3	2,967
Income (loss) from discontinued operations	$(176)	$7,806

Assets and Liabilities Attributable to Discontinued Operations

	March 31, 2017	December 31, 2016
	(in thousands)
ASSETS
Current assets:
Accounts with partners	$2,415	$2,139
Total current assets	2,415	2,139
Total assets	$2,415	$2,139

LIABILITIES
Current liabilities:
Accounts payable	$64	$77
Foreign taxes payable	3,081	3,078
Accrued liabilities and other	15,175	15,297
Total current liabilities	$18,320	$18,452

Drilling Obligation

Under the PSA, Vaalco Angola and the other participating interest owner, Sonangol P&P, were obligated to perform exploration activities that included specified seismic activities and drilling a specified number of wells during each of the exploration phases under the PSA. The specified seismic activities were completed, and one well, the Kindele #1 well, was drilled in 2015.  The PSA provides a stipulated payment of $10.0 million for each exploration well for which a drilling obligation remains under the terms of the PSA, of which VAALCO Angola’s participating interest share would be $5.0 million per well.  We have reflected an accrual of $15.0 million for a potential payment as of March 31, 2017 and December 31, 2016, which represents what we believe to be the maximum potential amount attributable to VAALCO Angola’s interest under the PSA.  However, we are vigorously contesting this potential payment and believe that the ultimate amount paid, if any, will be substantially less than the accrued amount.  We are currently engaged in discussions with representatives from Sonangol E.P. about such matters.

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

On March 14, 2016, we received a $19.0 million payment from Sonangol P&P for the full amount owed us as of December 31, 2015, including the $7.6 million of pre-assignment costs and default interest of $3.2 million. The $7.6 million recovery is reflected in the “Bad debt expense (recovery) and other” line of our summarized results of discontinued operations for the three months ended March 31, 2016. Default interest of $3.2 million is shown in the “Interest income” line of our summarized results of discontinued operations for the three months ended March 31, 2016.

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

During the first quarter of 2017, our negative price differential to Brent narrowed and we incurred no significant capital spending.  We considered these and other factors and determined that there were no events or circumstances triggering an impairment evaluation for all of our fields.

Declining forecasted oil prices and other factors caused us to perform impairment reviews of our proved properties in the first quarter of 2016 for all fields in the Etame Marin block offshore Gabon and the Hefley field in North Texas. However, no impairment was required for the quarter ended March 31, 2016.

5.  DEBT

On June 29, 2016, we executed a Supplemental Agreement with the International Finance Corporation (the “IFC”) which, among other things, amended and restated our existing loan agreement to convert $20 million of the revolving portion of the credit facility, to a term loan (the “Term Loan”) with $15 million outstanding at that date. The amended loan agreement is secured by the assets of our Gabon subsidiary, VAALCO Gabon S.A. and is guaranteed by VAALCO as the parent company. The amended loan agreement provides for quarterly principal and interest payments on the amounts currently outstanding through June 30, 2019, with interest accruing at a rate of LIBOR plus 5.75%.

The amended loan agreement also provided for an additional $5 million (the “Additional Term Loan”), which could be requested in a single draw, subject to the IFC’s approval, through March 15, 2017. On March 14, 2017, we borrowed $4.2 million of the Additional Term Loan. The additional borrowings will be repaid in five quarterly principal installments commencing June 30, 2017, together with interest which will accrue at LIBOR plus 5.75%.

Compared to the $15.4 million principal carrying value of debt as of March 31, 2017, the estimated fair value of the term loan is $15.2 million when measured using a discounted cash flow model over the life of the current borrowings at forecasted interest rates. The inputs to this model are Level 3 in the fair value hierarchy.

Covenants

Under the amended loan agreement, the ratio of quarter-end net debt to EBITDAX (as defined in the loan agreement) must be no more than 3.0 to 1.0. Additionally, our debt service coverage ratio must be greater than 1.2 to 1.0 at each quarter end. Certain of VAALCO’s subsidiaries are contractually prohibited from making payments, loans or transferring assets to the Parent Company or other affiliated entities. Specifically, under the terms of our IFC Term Loan, VAALCO Gabon S.A. could be restricted from transferring assets or making dividends, if the positive and negative covenants are not in compliance with the Term Loan. Forecasting our compliance with these and other financial covenants in future periods is inherently uncertain; therefore, we can make no assurance that we will be able to comply with our term loan covenants in future periods. Factors that could impact our quarter-end financial covenants in future periods include future realized prices for sales of oil and natural gas, estimated future production, returns generated by our capital program, and future interest costs, among others. We were in compliance with all financial covenants as of March  31, 2017 and December 31, 2016.

Interest

Until June 29, 2016, under the terms of the original revolving credit facility, we paid commitment fees on the undrawn portion of the total commitment. Commitment fees had been equal to 1.5% of the unused balance of a senior tranche of $50.0 million and 2.3% of the unused balance of a subordinated tranche of $15.0 million when a commitment was available for utilization. With the execution of the Supplemental Agreement with the IFC in June 2016, beginning June 29, 2016 and continuing through March 14, 2017, commitment fees were equal to 2.3% of the undrawn Additional Term Loan amount of $5 million. There are no commitment fees after March 14, 2017.

We capitalize interest and commitment fees related to expenditures made in connection with exploration and development projects that are not subject to current depletion. Interest and commitment fees are capitalized only for the period that activities are in progress to bring these projects to their intended use.

The table below shows the components of the Interest income (expense), net line of our condensed consolidated statements of operations and the average effective interest rate, excluding commitment fees, on our borrowings:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Interest incurred, including commitment fees	$304	$386
Deferred finance cost amortization	97	103
Other interest not related to debt	2	(1)
Interest expense (income), net	$403	$488

Average effective interest rate, excluding commitment fees	6.75%	4.36%

6.  COMMITMENTS AND CONTINGENCIES

Litigation

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

Rig commitment

In 2014, we entered into a long-term contract for the Constellation II drilling rig that was under a long-term contract for the multi-well development drilling campaign offshore Gabon. The campaign included the drilling of development wells and workovers of existing wells in the Etame Marin block. We began demobilization in January 2016 and released the drilling rig in February 2016, prior to the original July 2016 contract termination date, because we no longer intended to drill any wells in 2016 on our Etame Marin block offshore Gabon. In June 2016, we reached an agreement with the drilling contractor for us to pay $5.1 million net to VAALCO’s interest for unused rig days under the contract. We paid this amount, plus the demobilization charges, in seven equal monthly installments, which began in July 2016 and ended in January 2017.  The related expense was reported in the “Other operating expense” line item in our condensed consolidated statement of operations for the three months ended March 31, 2016.

Abandonment funding

As part of securing the first of two five-year extensions to the Etame field production license to which we are entitled from the government of Gabon, we agreed to a cash funding arrangement for the eventual abandonment of all offshore wells, platforms and facilities on the Etame Marin block. The agreement was finalized in the first quarter of 2014 (effective 2011) providing for annual funding over a period of ten years at 12.14% of the total abandonment estimate for the first seven years and 5.0% per year for the last three years of the production license. The amounts paid will be reimbursed through the cost account and are non-refundable. The abandonment estimate used for this purpose is approximately $61.1 million ($19.0 million net to VAALCO) on an undiscounted basis. Through March 31, 2017, $27.4 million ($8.5 million net to VAALCO) on an undiscounted basis has been funded. This cash funding is reflected under “Other noncurrent assets” as “Abandonment funding” on our condensed consolidated balance sheet. Future changes to the anticipated abandonment cost estimate could change our asset retirement obligation and the amount of future abandonment funding payments.

Audits

We are subject to periodic routine audits by various government agencies in Gabon, including audits of our petroleum cost account, customs, taxes and other operational matters, as well as audits by other members of the contractor group under our joint operating agreements.

As of December 31, 2016, we had accrued $1.0 million net to VAALCO in “Accrued liabilities and other” on our condensed consolidated balance sheet for certain payroll taxes in Gabon which were not paid pertaining to labor provided to us over a number of years by a third-party contractor. While the payroll taxes were for individuals who were not our employees, we could be deemed liable for these expenses as the end user of the services provided. These liabilities were substantially resolved at the accrued amount in January 2017.

In 2016, the government of Gabon conducted an audit of our operations in Gabon, covering the years 2013 through 2014. We received the findings from this audit and responded to the audit findings in January 2017. We do not anticipate that the ultimate outcome of this audit will have a material effect on our financial condition, results of operations or liquidity.

7. DERIVATIVES AND FAIR VALUE

During 2016, we executed crude oil put contracts as market conditions allowed in order to economically hedge anticipated 2016 and 2017 cash flows from crude oil producing activities. While these crude oil puts are intended to be an economic hedge to mitigate the impact of a decline in oil prices, we have not elected hedge accounting. The contracts are being measured at fair value each period, with changes in fair value recognized in net income. These changes in fair value have no cash flow impact. The impact to cash flow occurs upon settlement of the underlying contract. We do not enter into derivative instruments for speculative or trading proposes.

As of March 31, 2017, we had unexpired oil puts covering 540,000 barrels of anticipated sales volumes for the period from April 2017 through December 31, 2017 at a weighted average price of $49.63. Our put contracts are subject to agreements similar to a master netting agreement under which we have the legal right to offset assets and liabilities. At March 31, 2017,  our unexpired oil puts represented a fair value asset position of $1.0 million in the Prepayments and other line of our condensed consolidated balance sheets. We had no commodity derivative activity during the three months ended March 31, 2016, and no commodity price derivatives in place as of March 31, 2016.

The following table sets forth, by level within the fair value hierarchy and location on our condensed consolidated balance sheets, the reported values of derivative instruments accounted for at fair value on a recurring basis:

		Carrying	Fair Value Measurements Using
Derivative Item	Balance Sheet Line	Value	Level 1	Level 2	Level 3
		(in thousands)
Crude oil puts	Prepayments and other
Balance at March 31, 2017		$1,047	$-	$1,047	$-
Balance at December 31, 2016		$1,227	$-	$1,227	$-

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

The following table sets forth the gain (loss) on derivative instruments in our condensed consolidated statements of operations:

		Gain (Loss)
		Three Months Ended March 31,
Derivative Item	Statement of Operations Line	2017	2016
		(in thousands)
Crude oil puts	Other, net	$(180)	$-

8.  COMPENSATION

Our stock-based compensation has been granted under several stock incentive and long-term incentive plans. The plans authorize the Compensation Committee of our Board of Directors to issue various types of incentive compensation. Currently, we have issued stock options, restricted shares and SARs under the 2014 Long-Term Incentive Plan (“2014 Plan”). At March 31, 2017,  3,121,839 shares were authorized for future grants under this plan.

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

We record non-cash compensation expense related to stock-based compensation as general and administrative expense. For the three months ended March 31, 2017 and 2016, non-cash compensation was $0.2 million and $0.4 million, respectively, related to the issuance of stock options and restricted stock. Because we do not pay significant United States federal income taxes, no amounts were recorded for tax benefits.

Stock options

Stock options have an exercise price that may not be less than the fair market value of the underlying shares on the date of grant. In general, stock options granted to participants will become exercisable over a period determined by the Compensation Committee of our Board of Directors, which in the past has been a five year life, with the options vesting over a service period of up to five years. In addition, stock options will become exercisable upon a change in control, unless provided otherwise by the Compensation Committee. There were immaterial cash proceeds from the exercise of stock options in the three months ended March 31, 2017 and 2016. A portion of the stock options granted in the three months ended March 31, 2016 were vested immediately with the remainder vesting over a two-year period.

Stock option activity for the three months ended March  31, 2017 is provided below:

	Number of	Weighted
	Shares	Average
	Underlying	Exercise Price
	Options	Per Share
	(in thousands)
Outstanding at January 1, 2017	2,644	$3.92
Granted	-	-
Exercised	(37)	1.04
Forfeited/expired	(515)	7.85
Outstanding at March 31, 2017	2,092	3.01

No stock options were granted during the three months ended March 31, 2017. In April 2017, options for 1,084,491 shares with an exercise price of $0.99 per share were granted to employees. These options vest over a three-year period, vesting in three equal parts on the first, second and third anniversaries from the date of grant.

Restricted shares

Restricted stock granted to employees will vest over a period determined by the Compensation Committee which is generally a three year period, vesting in three equal parts on the first three anniversaries of the date of the grant. Share grants to directors vest immediately and are not restricted. The following is a summary of activity in unvested restricted stock in the three months ended March 31, 2017.

Weighted
	Restricted	Average
	Stock	Grant Price
Non-vested shares outstanding at January 1, 2017	251,853	$1.31
Awards granted	-	-
Awards vested	-	-
Awards forfeited	-	-
Non-vested shares outstanding at March 31, 2017	251,853	1.31

In the three months ended March 31, 2017 and 2016, no shares and 31,808 shares were added to treasury due to tax withholding on vesting restricted shares.

No restricted share grants were made to employees during the three months ended March 31, 2017. In April 2017, 183,919 restricted shares were granted to employees which vest in three equal parts on the first, second and third anniversaries from the date of grant.

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

The 815,355 SARs granted in the three months ended March 31, 2016 vest over a three year period with a life of 5 years and have a maximum spread of 300% of the $1.04 SAR price per share specified in a SAR award on the date of grant. Of these, only the amounts listed in the table below remain outstanding as of March 31, 2017. Compensation payable related to these awards through March 31, 2017 is not significant.

SAR activity for the three months ended March 31, 2017 is provided below:

	Number of	Weighted
	Shares	Average
	Underlying	Exercise Price
	Options	Per Share
(in thousands)
Outstanding at January 1, 2017	179,580	$1.04
Granted	-	-
Forfeited/expired	-	-
Outstanding at March 31, 2017	179,580	1.04

No SARs were granted during the three months ended March 31, 2017. In April 2017, 1,049,528 SARs were granted with an exercise price of $1.20 per share. One-third of the SARs vest on the date on or after the first anniversary of the grant date when the price exceeds $1.30; one-third of the SARs vest on the date on or after the second anniversary of the grant date when the share price exceeds $1.50; and one-third of the SARs vest on the date on or after the third anniversary of the grant date when the share price exceeds $1.75.

9. INCOME TAXES

VAALCO and its domestic subsidiaries file a consolidated United States income tax return. Certain subsidiaries’ operations are also subject to foreign income taxes.

As discussed further in the Notes to the consolidated financial statements in our Form 10-K for December 31, 2016, we have deferred tax assets related to foreign tax credits, alternative minimum tax credits, and domestic and foreign net operating losses (“NOLs”). Management assesses the available positive and negative evidence to estimate if existing deferred tax assets will be utilized. We do not anticipate utilization of the foreign tax credits prior to expiration nor do we expect to generate sufficient taxable income to utilize other deferred tax assets. On the basis of this evaluation, full valuation allowances have been recorded as of March  31, 2017 and December 31, 2016.

Income taxes attributable to continuing operations for the three months ended March  31, 2017 and 2016 are attributable to foreign taxes payable in Gabon.

In April 2017, we were notified by the U.S. Internal Revenue Service (“IRS”) that they would be conducting an audit of our 2014 U.S. federal tax return. This audit is in the preliminary stages; the IRS has not communicated any findings.

10.  EARNINGS PER SHARE

Basic earnings per share (“EPS”) is calculated using the average number of shares of common stock outstanding during each period. For the calculation of diluted shares, we assume that restricted stock is outstanding on the date of vesting, and we assume the issuance of shares from the exercise of stock options using the treasury stock method.

A reconciliation from basic to diluted shares follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Basic weighted average shares outstanding	58,567	58,513
Effect of dilutive securities	13	-
Diluted weighted average shares outstanding	58,580	58,513

Stock options and unvested restricted stock grants excluded from dilutive
calculation because they would be anti-dilutive	2,238	4,284

Because we recognized a net loss for the three months ended March  31,  2016, there were no dilutive securities for that period.

11.  SEGMENT INFORMATION

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

Segment activity of continuing operations for the three months ended March  31, 2017 and 2016 and segment assets at March  31, 2017 and December 31, 2016 are as follows:

	Three Months Ended March 31, 2017
		Equatorial		Corporate
(in thousands)	Gabon	Guinea	U.S.	and Other	Total
Revenues-oil and natural gas sales	$21,246	$-	$20	$-	$21,266
Depreciation, depletion and amortization	1,809	-	1	59	1,869
Bad debt expense and other	98	-	-	-	98
Operating income (loss)	10,960	(38)	7	(2,781)	8,148
Interest income (expense), net	(403)	-	-	-	(403)
Income tax expense	3,194	-	-	-	3,194
Additions to property and equipment	262	-	-	-	262

	Three Months Ended March 31, 2016
		Equatorial		Corporate
(in thousands)	Gabon	Guinea	U.S.	and Other	Total
Revenues-oil and natural gas sales	$10,908	$-	$68	$-	$10,976
Depreciation, depletion and amortization	2,143	-	21	74	2,238
Bad debt expense and other	343	-	-	-	343
Operating loss	(11,956)	(48)	(3)	(1,508)	(13,515)
Interest income (expense), net	(488)	-	-	-	(488)
Income tax expense	1,685	-	-	-	1,685
Additions to property and equipment	-	-	-	-	-

		Equatorial		Corporate
(in thousands)	Gabon	Guinea	U.S.	and Other	Total
Total assets from continuing operations:
As of March 31, 2017	$64,108	$10,119	$173	$3,182	$77,582
As of December 31, 2016	64,478	10,122	382	3,911	78,893

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) which are intended to be covered by the safe harbors created by those laws. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect or anticipate may occur in the future, including without limitation, statements regarding our financial position, operating performance and results, reserve quantities and net present values, market prices, business strategy, derivative activities, the amount and nature of capital expenditures and plans and objectives of management for future operations are forward-looking statements. When we use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “forecast,” “outlook,” “aim,”, “target”, “will,” “could,” “should,” “may,” “likely ,” “plan,” “probably” or similar expressions, we are making forward-looking statements. Many risks and uncertainties that could affect our future results and could cause results to differ materially from those expressed in our forward-looking statements include, but are not limited to:

•	volatility of, and declines and weaknesses in oil and natural gas prices;
•	our ability to maintain sufficient liquidity in order to fully implement our business plan;
•	our ability to meet the financial covenants of our loan agreement;
•	the resolution of matters related to our exit from Angola;
•	our ability to generate cash flows sufficient to cover our operating expenses through June 30, 2018;
•	our ability to replace our term loan agreement facility with another credit facility to help fund our future capital requirements;
•	unanticipated issues and liabilities arising from non-compliance with environmental regulations;
•	the uncertainty of estimates of oil and natural gas reserves;
•	the impact of competition;
•	the availability and cost of seismic, drilling and other equipment;
•	operating hazards inherent in the exploration for and production of oil and natural gas;
•	difficulties encountered during the exploration for and production of oil and natural gas;
•	difficulties encountered in measuring, transporting and delivering oil to commercial markets;
•	the availability and cost of seismic, drilling and other equipment;
•	the discovery, acquisition, development and replacement of oil and natural gas reserves;
•	timing and amount of future production of oil and natural gas;
•	hedging decisions, including whether or not to enter into derivative financial instruments;
•	our ability to meet the continued listing standards of the New York Stock Exchange (“NYSE”), or to cure any deficiency in meeting the listing standards;
•	our ability to effectively integrate assets and properties that we acquire into our operations;
•	our ability to pay the expenditures required in order to develop certain of our properties offshore Equatorial Guinea;
•	general economic conditions, including any future economic downturn, disruption in financial markets and the availability of credit;
•	changes in customer demand and producers’ supply;
•	future capital requirements and our ability to attract capital;
•	currency exchange rates;
•	actions by the governments of and events occurring in the countries in which we operate;
•	actions by our venture partners;
•	compliance with, or the effect of changes in, governmental regulations regarding our exploration, production, and well completion operations including those related to climate change;
•	the outcome of any governmental audit;
•	actions of operators of our oil and natural gas properties;
•	the timing and effectiveness of our remediating the significant deficiencies and material weaknesses in our internal control over financial reporting; and
•	weather conditions.

The information contained in this report and the information set forth under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”) identifies additional factors that could cause our results or performance to differ materially from those we express in forward-looking statements. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of these assumptions and therefore also the forward-looking statements based on these assumptions, could themselves prove to be inaccurate. In light of the significant uncertainties inherent in the forward-looking statements which are included in this report and the 2016 Form 10-K, our inclusion of this information is not a representation by us or any other person that our objectives and plans will be achieved. When you consider our forward-looking statements, you should keep in mind these risk factors and the other cautionary statements in this report.

Our forward-looking statements speak only as of the date made, and reflect our best judgment about future events and trends based on the information currently available to us. Our results of operations can be affected by inaccurate assumptions we make or by risks and uncertainties known or unknown to us. Therefore, we cannot guarantee the accuracy of the forward-looking statements. Actual events and results of operations may vary materially from our current expectations and assumptions. Our forward-looking statements are expressly qualified in their entirety by this “Special Note Regarding Forward-Looking Statements,” which constitute cautionary statements.

INTRODUCTION

VAALCO is a Houston, Texas based independent energy company engaged in the acquisition, exploration, development and production of crude oil. As operator, we have production operations and conduct development activities in Gabon, West Africa. We have opportunities to participate in development and exploration activities as a non-operator in Equatorial Guinea, West Africa. As discussed further in Note 3 to the condensed consolidated financial statements, we have discontinued operations associated with our activities in Angola, West Africa, and in April 2017 we completed the sale of our interests in Montana.

A significant component of our results of operations is dependent upon the difference between prices received for our offshore Gabon oil production and the costs to find and produce such oil. Oil and natural gas prices have been volatile and subject to fluctuations based on a number of factors beyond our control. Beginning in the third quarter of 2014, the prices for oil and natural gas began a dramatic decline which continued through 2015 and into early 2016. During this period, we scaled back our global operations, divested non-core assets, amended our credit agreement and focused on reducing costs and maximizing our cash flows. Current prices, while higher than those in early 2016, are significantly less than they were in the several years prior to mid-2014. A decline in oil and natural gas prices and a sustained period of oil and natural gas prices at depressed levels could have a material adverse effect on our financial condition.

CURRENT DEVELOPMENTS

During 2016, the global oil supply continued to outpace demand, having a dampening effect on the recovery of realized crude oil prices. While global oil supply and demand have been closer to being balanced during the first quarter of 2017, no assurances can be made that this trend will continue. Prices for crude oil improved during the second half of 2016 (ICE Dated Brent crude oil prices increased from approximately $36 per Bbl in early January 2016 to approximately $55 per Bbl at the end of 2016, and fluctuated between $50 and $56 per Bbl from January 2017 through April 2017).

On June 29, 2016, we executed a Supplemental Agreement with the IFC, the lender under our revolving credit facility which among other things, amended and restated our loan agreement to convert $20 million of the revolving portion of the credit facility into a term loan with $15 million outstanding at that date. The amended loan agreement also provided us with an option to borrow an additional $5 million in a single draw, subject to IFC approval, through March 15, 2017. On March 14, 2017, we borrowed $4.2 million under this Additional Term Loan. Currently, $15.4 million of our total indebtedness to the IFC is outstanding.  See Note 5 to the condensed consolidated financial statements and “Capital Resources and Liquidity—Liquidity—Credit Facility” below for additional details about the loan agreement.

Taking into account the current levels of oil prices and our financial position, we intend to focus on maintaining oil production and lowering operating costs with respect to current production in our Etame Marin block located offshore Gabon. In early 2016, we determined that additional development drilling was uneconomic at then current commodity prices. In January 2016, we began demobilizing our contracted drilling rig and did not drill any wells in 2016 on the Etame Marin block. In June 2016, we reached an agreement with the drilling contractor to pay $5.1 million net to VAALCO’s interest for unused rig days under the contract. We paid this amount, plus the demobilization charges, in seven equal monthly installments beginning in July 2016 and ending in January 2017.

Assuming oil and natural gas prices continue at current levels (and holding other variables constant), we believe that we will be able to generate cash flows sufficient to cover our operating expenses at least through June 30, 2018. However, our ability to secure additional or replacement financing for our future capital projects is currently limited. We cannot assure you that additional debt or equity financing or cash generated by operations will be sufficient, or even available, to meet our capital requirements.

Our common stock is listed and traded on the NYSE. On April 6, 2017, we received a notice from the NYSE that we were not in compliance with a provision of the NYSE’s continued listing standards that require the average closing price of our common stock to be at least $1.00 per share over a consecutive 30-trading-day period. As of April 6, 2017, the 30 trading-day average closing price of the Company’s common stock had been $0.97 per share. We have responded to the notification, and will have six months from our receipt of the notice to regain compliance with the minimum share price rule. This notice from the NYSE does not affect our business operations or trigger any default or other violation of our debt or other material obligations.

ACTIVITIES BY ASSET

Gabon

Offshore – Etame Marin Block

Development and Production

We operate the Etame, Avouma/South Tchibala, Ebouri, Southeast Etame and the North Tchibala fields on behalf of a consortium of four companies. As of March  31, 2017, production operations in the Etame Marin block included eight platform wells, plus three subsea wells across all fields tied back by pipelines to deliver oil and associated natural gas through a riser system to allow for delivery, processing, storage and ultimately offloading the oil from a leased Floating, Production, Storage and Offloading vessel (“FPSO”) anchored to the seabed on the block. The FPSO has production limitations of approximately 25,000 BOPD and 30,000 barrels of total fluids per day. During the three months ended March 31, 2017 and 2016, production from the block was approximately 1,539 MBbls (416 MBbls net) and 1,654 MBbls (404 MBbls net), respectively.

During the first quarter of 2016, we conducted workover operations on two Avouma field wells. An Electrical Submersible Pump (“ESP”) system was replaced successfully in one well, but the workover operations on the second well were suspended due to operational problems with its ESP. During the second and third quarters of 2016, the ESPs in the South Tchibala 2-H well and the Avouma 2-H well also failed. These wells were temporarily shut-in, but through our utilizing a lower-cost hydraulic workover unit to replace the failed ESP systems, the two wells were placed back on production in December 2016 and January 2017, respectively.

As a result of our addition of these two workover wells, our current net production is averaging 4,600 barrels of oil equivalent per day (BOEPD), up from a 4,400 BOEPD average for the three months ended March 31, 2016.

Equatorial Guinea

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

Discontinued Operations - Angola

In November 2006, our Angolan subsidiary, Vaalco Angola  (Kwanza), Inc., (“VAALCO Angola”), signed a production sharing contract for Block 5 offshore Angola (“PSA). The four year primary term, referred to as the Initial Exploration Phase (IEP”), with an optional three year extension, awarded VAALCO Angola exploration rights to 1.4 million acres offshore central Angola, with a commitment to drill two exploratory wells. The IEP was extended on two occasions to run until December 1, 2014.  In October 2014, VAALCO Angola entered into the Subsequent Exploration Phase (“SEP”) which extended the exploration period to November 30, 2017 and required VAALCO Angola and the co-participating interest owner, the Angolan national oil company, Sonangol P&P, to drill two additional exploration wells. VAALCO Angola’s working interest is 40%, and it carries Sonangol P&P, for 10% of the work program. On September 30, 2016, VAALCO Angola notified Sonangol P&P that it was withdrawing from the joint operating agreement effective October 31, 2016. On November 30, 2016, VAALCO Angola notified the national concessionaire, Sonangol E.P., that it was withdrawing from the PSA.  Further to the decision to withdraw from Angola, VAALCO Angola has taken actions to begin reducing its office in Angola and reducing future activities in Angola upon the approval of VAALCO Angola’s withdrawal.  As a result of this strategic shift, the Angola segment has been classified as discontinued operations in the condensed consolidated financial statements for all periods presented.

Drilling Obligation

Under the PSA, Vaalco Angola and the other participating interest owner, Sonangol P&P, were obligated to perform exploration activities that included specified seismic activities and drilling a specified number of wells during each of the exploration phases under the PSA. The specified seismic activities were completed, and one well, the Kindele #1 well, was drilled in 2015.  The PSA provides a stipulated payment of $10.0 million for each exploration well for which a drilling obligation remains under the terms of the PSA, of which VAALCO Angola’s participating interest share would be $5.0 million per well.  We have reflected an accrual of $15.0 million for a potential payment as of March 31, 2017 and December 31, 2016, which represents what we believe to be the maximum potential amount attributable to VAALCO Angola’s interest under the PSA.  However, we are vigorously contesting this potential payment and believe that the ultimate amount paid, if any, will be substantially less than the accrued amount.  We are currently engaged in discussions with representatives from Sonangol E.P. about such matters.

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

On March 14, 2016, we received a $19.0 million payment from Sonangol P&P for the full amount owed us as of December 31, 2015, including the $7.6 million of pre-assignment costs and default interest of $3.2 million. The $7.6 million recovery and default interest of $3.2 million is included in Income (loss) from discontinued operations, net of tax for the three months ended March 31, 2016.

CAPITAL RESOURCES AND LIQUIDITY

Cash Flows

Our cash flows for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended March 31,		Increase
	2017	2016	(Decrease)

Net cash provided by (used in) operating activities	$4,098	$(180)	$4,278
Net cash used in continuing investing activities	(782)	(1,021)	239
Net cash provided by continuing financing activities	455	-	455
Net change in cash and cash equivalents	$3,771	$(1,201)	$4,972

The increase in net cash provided by operating activities for the three months ended March 31, 2017 compared to the same period of 2016 was primarily related to: a $22.8 million increase in cash generated by continuing operations primarily as a result of higher 2017 crude oil prices and lower operating costs and expenses.  This improvement was offset by $18.5 million of lower cash generated by discontinued operations.  Cash generated by discontinued operations in the first quarter of 2016 reflected the benefit of a $19.0 million in payment from our joint interest partner.

Property and equipment expenditures have historically been our most significant use of cash in investing activities. During the three months ended March 31, 2017, these expenditures on a cash basis were $0.8 million, primarily related to equipment purchases. This compares to $1.5 million in the same period of 2016 which was primarily related to expenditures for wells drilled in 2015. These cash property and equipment expenditures are included in capital expenditures. See “Capital Expenditures” below for further discussion.

Capital Expenditures

During the three months ended March 31, 2017, we made accrual basis capital expenditures of $0.3 million. We had no accrual basis capital expenditures for the comparable period for the prior year.

At March 31, 2017, we had no material commitments for capital expenditures to be made in 2017 and in future years. We expect any capital expenditures made during 2017 will be funded by cash on hand and cash flow from operations.

Liquidity

As discussed above, our revenues, cash flow, profitability, oil and natural gas reserve values and future rates of growth are substantially dependent upon prevailing prices for oil and natural gas. Our ability to borrow funds and to obtain additional capital on attractive terms is also substantially dependent on oil and natural gas prices. Oil and gas prices stabilized at prices which are adequate to generate cash from operating activities for our continuing operations.  We believe that at current prices, cash generated from continuing operations together with cash on hand at March 31, 2017 are adequate to support our operations and cash requirements during the remainder of 2017 and through June 30, 2018.

We and our partners have approved a budget which limits the amount of capital expenditures for 2017. As discussed in Note 7 to the condensed consolidated financial statements, we have put contracts in place at March 31, 2017 which limit our exposure to a decline in oil prices through December 31, 2017.

At December 31, 2016, we had 2.6 MMBOE of proved reserves, all of which are related to the Etame Marin block offshore Gabon. The current term for exploitation of the reserves in the Etame Marin block ends in June 2021, and we are focused on extending the license for the block, which could favorably improve our long-term liquidity. Except to the extent that we conduct successful exploration or development activities or acquire properties containing proved reserves, our estimated net proved reserves will generally decline as reserves are produced. While both short-term and long-term liquidity are impacted by crude oil prices, our long-term liquidity also depends upon our ability to find, develop or acquire additional oil and natural gas reserves that are economically recoverable.

Credit Facility

Historically, our primary sources of capital have been cash flows from operating activities, borrowings under the credit facility with the IFC and cash balances on hand. The current $15.4 million in outstanding indebtedness under our Term Loan matures in June 2019, and requires quarterly principal and interest payments on the amounts currently outstanding continuing through June 30, 2019. Interest accrues on the unpaid balance at the per annum rate of LIBOR plus 5.75%.  The current portion of the outstanding debt was $8.3 million as of March 31, 2017. Our repayment obligations under this facility require us to pay installments of principal totaling $6.2 million for the remainder of 2017, $6.7 million in 2018 and $2.5 million in 2019.

The indebtedness under our amended loan agreement is secured by the assets of our Gabon subsidiary, VAALCO Gabon S.A. and is guaranteed by VAALCO Energy, Inc., as the parent company.

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

Under the amended loan agreement, quarter-end net debt to EBITDAX (as defined in the loan agreement) must be no more than 3.0 to 1.0. Additionally, our debt service coverage ratio must be greater than 1.2 to 1.0 at each quarter-end. Forecasting our compliance with these and other financial covenants in future periods is inherently uncertain. Factors that could impact our quarter-end financial covenants in future periods include future realized prices for sales of oil and natural gas, estimated future production, returns generated by our capital program, and future interest costs, among others. We are in compliance with all financial covenants as of March  31, 2017, and we expect to be in compliance with these covenants through maturity. However, there can be no assurance that we will be able to comply with these financial covenants in future periods. In addition, if we receive any waivers or amendments to our amended loan agreement, the lender may impose additional operating and financial restrictions on us.

A breach of the covenants under our amended loan agreement could result in an event of default under the agreement. Such a default may allow the lender to accelerate payment of the indebtedness under the agreement and may result in the acceleration of any other indebtedness to which a cross-acceleration or cross-default provision applies. Furthermore, if we were unable to repay the amounts due and payable under the loan agreement, the lender could proceed against the collateral that we granted to it to secure that indebtedness.

Cash on Hand

At March 31, 2017, we had unrestricted cash of $24.2 million. As operator of the Etame Marin and Mutamba Iroru blocks in Gabon, we enter into project related activities on behalf of our working interest partners. We generally obtain advances from partners prior to significant funding commitments.

We currently sell our crude oil production from Gabon under a term contract that ends in January 2018. Pricing under the contract is based upon an average of Dated Brent prices in the month of lifting, adjusted for location and market factors. We expect that we will be able to extend or enter into a new contract on comparable terms on or before January 2018.

Gabon

Abandonment

We have an agreed cash funding arrangement for the eventual abandonment of all offshore wells, platforms and facilities on the Etame Marin block. Based upon the abandonment study completed in January 2016, the abandonment cost estimate used for this purpose is approximately $61.1 million ($19.0 million net to VAALCO) on an undiscounted basis. The obligation for abandonment of the Gabon offshore facilities is included in the “Asset retirement obligations” line on our condensed consolidated balance sheet. Through March 31, 2017, $27.4 million ($8.5 million net to VAALCO) on an undiscounted basis has been funded. This cash funding is reflected under “Other noncurrent assets” as “Abandonment funding” on our condensed consolidated balance sheet. The next funding is expected to be $7.4 million ($2.3 million net to VAALCO) and paid in December 2017; however, future changes to the anticipated abandonment cost estimate could change our asset retirement obligation and the amount of future abandonment funding payments.

OFF-BALANCE SHEET ARRANGEMENTS

In connection with the charter of the FPSO (see “— Activities by Asset — Gabon — Offshore-Etame Marin Block”), we, as operator of the Etame Marin block, guaranteed all of the lease payments under the charter through its contract term, which expires in September 2020. At our election, the charter may be extended for two one-year periods beyond September 2020. We obtained guarantees from each of our partners for their respective shares of the payments. Our net share of the charter payment is 31.1%, or approximately $9.7 million per year. Although we believe the need for performance under the charter guarantee is remote, we recorded a liability of $0.6 million and  $0.7 million as of March 31, 2017 and December 31, 2016, respectively, representing the guarantee’s fair value. The guarantee of the offshore Gabon FPSO lease has $109 million in remaining gross minimum obligations for the total amount of charter payments at March 31, 2017. There have been no other material off-balance sheet arrangements entered into since December 31, 2016.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Other than the borrowing under the Additional Term Loan discussed in Note 5 to the condensed consolidated financial statements, there have been no significant changes to our commitments and contractual obligations subsequent to December 31, 2016.

CRITICAL ACCOUNTING POLICIES

There have been no changes to our critical accounting policies subsequent to December 31, 2016.

NEW ACCOUNTING STANDARDS

See Note 2 to the condensed consolidated financial statements.

RESULTS OF OPERATIONS

Three months ended March 31, 2017 compared to the three months ended March 31, 2016

We reported net income for the three months ended March 31, 2017 of $4.3 million compared to a net loss of $7.6 million for the same period of 2016. This income (loss) is inclusive of loss from discontinued operations for the three months ended March 31, 2017 of $0.2 million and income from discontinued operations for the three months ended March 31, 2016 of $7.8 million. Further discussion of results by significant line item follows.

Oil and natural gas revenues increased $10.3 million, or approximately 94%, during the three months ended March 31, 2017 compared to the same period of 2016. Based on the average realized oil prices in the table below, a substantial portion of the increase in revenue is related to realized oil prices, which are due to increases in the Dated Brent market price.

The revenue changes in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 identified as related to changes in price or volume are shown in the table below:

(in thousands)
Price	$9,818
Volume	302
Other	170
$10,290

	Three Months Ended March 31,
	2017	2016
Gabon net oil production (MBbls)	416	404

Gabon net oil sales (MBbls)	394	380
U.S. net oil sales (MBbls)	-	1
Net oil sales (MBbls)	394	381
Net natural gas sales (MMcf)	-	32
Net oil equivalents (MBOE)	394	386

Average realized oil price ($/Bbl)	$51.99	$27.07
Average realized natural gas price ($/Mcf)	-	1.57
Weighted average realized price ($/BOE)	51.99	27.05
Average Dated Brent spot* ($/Bbl)	53.59	33.84
*Average of daily Dated Brent spot prices posted on the U.S. Energy Information Administration website.

Crude oil sales are a function of the number and size of crude oil liftings in each quarter from the FPSO, and thus crude oil sales do not always coincide with volumes produced in any given quarter. We made three liftings in the first quarters of both 2017 and 2016. Our share of oil inventory aboard the FPSO, excluding royalty barrels, was approximately 64,000 and 52,000 barrels at March 31, 2017 and 2016, respectively.

Production expenses decreased $3.3 million, or approximately 29%, in the three months ended March 31, 2017 compared to the same period of 2016, primarily as a result of $4.3 million for workovers performed in the three months ended March 31, 2016 on two Avouma field wells, partially offset by an increase of approximately $0.5 million for customs fees in 2017.

Depreciation, depletion and amortization (“DD&A”) decreased $0.4 million, or approximately 16%, in the three months ended March 31, 2017 compared to the same period of 2016 due to the favorable impact of depleting our costs over a higher reserve base as a result of improvements in estimated reserves identified at December 31, 2016.

General and administrative expenses increased $0.9 million, or approximately 39% in the three months ended March 31, 2017 compared to the same period of 2016. The 2017 period was impacted by a reduction in the amount of overhead expenses we are able to recover from our partners. Under our operating agreements the amount of overhead expenses recoverable is larger when overall expenditures are higher.

Bad debt expense and other for the three months ended March 31, 2017 and 2016 related primarily to allowance of Value added tax receivable (“VAT”).

Other operating expenses for the three months ended March 31, 2016 is related to the demobilization and release of the previously-contracted drilling rig in Gabon.

General and administrative related to shareholder matters for the three months ended March 31, 2016 reflects offsetting insurance proceeds related to costs incurred on shareholder litigation that was settled in 2016.

Other, net for the three months ended March 31, 2017 consists primarily of derivative instrument losses as discussed in Note 7 to the condensed consolidated financial statements and foreign currency gains (losses).  Other, net for the three months ended March 31, 2016 consists primarily of foreign currency gains.

Income tax expense increased $1.5 million in the three months ended March 31, 2017 compared to the same period of 2016. Income tax expense in both periods is primarily attributable to our operations in Gabon and is higher in 2017 than income tax for the comparable 2016 period as a result of higher revenues.

Income (loss) from discontinued operations for the three months ended March 31, 2017 is attributable to our Angola segment as discussed further in Note 3 to the condensed consolidated financial statements. The small loss from these discontinued operations for this quarter related to ongoing administrative costs.  For the three months ended March 31, 2016 we reported income from discontinued operations as a result of $7.6 million of bad debt recovery and $3.2 million of collected default interest.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are exposed to market risk, including the effects of adverse changes in commodity prices, foreign exchange rates and interest rates as described below.

Foreign Exchange Risk

Our results of operations and financial condition are affected by currency exchange rates. While oil sales are denominated in U.S. dollars, portions of our costs in Gabon are denominated in the local currency (the Central African CFA Fran, or XAF), and our VAT receivable in Gabon is also denominated in XAF. A weakening U.S. dollar will have the effect of increasing costs while a strengthening U.S. dollar will have the effect of reducing costs. For our VAT receivable in Gabon, a strengthening U.S. dollar will have the effect of decreasing the value of this receivable resulting in foreign exchange losses, and vice versa. The Gabon local currency is tied to the Euro. The exchange rate between the Euro and the U.S. dollar has historically fluctuated in response to international political conditions, general economic conditions and other factors beyond our control.

Interest Rate Risk

The floating interest rate on our amended loan agreement exposes us to risks associated with changes in interest rates (LIBOR). At March 31, 2017 and December 31, 2016, we had $15.4 million and $15.0 million, respectively, gross of deferred financing costs of $0.5 million and $0.6 million, respectively, in borrowings outstanding with the IFC. Fluctuations in floating interest rates will cause our interest costs to fluctuate. For the three months ended March 31, 2017 and 2016, the average effective interest rates on our debt, excluding commitment fees, were 6.75% and 4.36%, respectively. If the balance of the debt at March  31, 2017 were to remain constant, a 1% change in market interest rates would impact our cash flow by an estimated $123,000 per year. As future quarterly repayments of the loan reduce the principal amount of the term loan, our cash flow becomes less sensitive to fluctuations in interest rate.

COUNTERPARTY Risk

We are exposed to market risk on our open derivative instruments related to potential nonperformance by our counterparty. To mitigate this risk, we enter into such derivative contracts with creditworthy financial institutions deemed by management as competent and competitive market makers.

Commodity Price Risk

Our major market risk exposure continues to be the prices received for our oil and natural gas production. Sales prices are primarily driven by the prevailing market prices applicable to our production. Market prices for oil and natural gas have been volatile and unpredictable in recent years, and this volatility may continue. Beginning in the third quarter of 2014, the prices for oil and natural gas began a dramatic decline which continued through the first half of 2016. Current prices remain significantly lower than they were in years prior to 2015. Sustained low oil and natural gas prices or a resumption of the decreases in oil and natural gas prices could have a material adverse effect on our financial condition, the carrying value of our proved reserves, our undeveloped leasehold interests and our ability to borrow funds and to obtain additional capital on attractive terms.  If oil sales were to remain constant at the most recent quarterly sales volumes of 394 MBbls, a $5 per Bbl decrease in oil price would be expected to cause a $2.0 million decrease per quarter ($7.9 million annualized) in revenues and operating income (loss) and a $1.7 million decrease per quarter ($6.7 million annualized) in net income.

As of March 31, 2017, we had unexpired oil puts with a fair value asset position of $1.0 million. While these crude oil derivative contracts are intended to be an economic hedge, they are not designated as hedges for accounting purposes. The contracts are measured at fair value at the end of each quarter, with changes in value flowing through net income. See Note 7 to the condensed consolidated financial statements for further information about these contracts, their fair value and their impact on our net income.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The evaluation was performed with the participation of senior management, under the supervision of the principal executive officer and principal financial officer. Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective due to the existence of previously reported material weaknesses as of the end of the period covered by this Quarterly Report on Form 10-Q. The material weaknesses were identified and discussed in “Part II – Item 9A – Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2016.

Notwithstanding the identified material weaknesses, management, including our principal executive officer and principal financial officer, believes the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

DESCRIPTION OF MATERIAL WEAKNESSES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework). Based on this assessment, because of the effect of the material weaknesses, as described in the following paragraph, management determined that our internal control over financial reporting was not effective as of December 31, 2016. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements could occur but will not be prevented or detected on a timely basis.

At December 31, 2016, management determined that the effectiveness and timeliness of the performance of controls related to the review of financial reports, the review of account reconciliations and the evaluation and reporting of significant and unusual transactions was not adequate to ensure that the material weakness in internal control identified in 2015 had been fully remediated. Management also determined that as of December 31, 2016 there is a material weakness related to the execution of the control for the physical count of operational spares (included in the equipment line in the consolidated balance sheet) which is performed annually to validate its existence.

REMEDIATION EFFORTS TO ADDRESS MATERIAL WEAKNESSES

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

While senior management and our Audit Committee are closely monitoring the implementation of these remediation plans, we cannot provide any assurance that these remediation efforts will be successful or that internal control over financial reporting will be effective as a result of these efforts. Until the remediation steps set forth above are fully implemented and operating for a sufficient period of time, the material weaknesses that exists at March 31, 2017 will continue to exist.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Except for the activities taken related to the remediation of the material weaknesses described above, there were no changes in our internal control over financial reporting that occurred during three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

For a discussion of our potential risks and uncertainties, see the information in Item 1A “Risk Factors” in our 2016 Form 10-K. There have been no material changes in our risk factors from those described in our 2016 Form 10-K.

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
10.1*

Employment Agreement, effective April  17, 2017, between VAALCO Energy, Inc. and Philip Patman, Jr. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 18, 2017, and incorporated herein by reference)

10.2(a)*	Standalone Restricted Stock Award Agreement for restricted stock granted to Philip Patman, Jr. on April 17, 2017
10.3(a)*	Standalone Nonstatutory Stock Option Award Agreement for stock options granted to Philip Patman, Jr. on April 17, 2017
31.1(a)	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.
31.2(a)	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.
32.1(b)	Sarbanes-Oxley Section 906 certification of Principal Executive Officer.
32.2(b)	Sarbanes-Oxley Section 906 certification of Principal Financial Officer.
101.INS(a)	XBRL Instance Document.
101.SCH(a)	XBRL Taxonomy Schema Document.
101.CAL(a)	XBRL Calculation Linkbase Document.
101.DEF(a)	XBRL Definition Linkbase Document.
101.LAB(a)	XBRL Label Linkbase Document.
101.PRE(a)	XBRL Presentation Linkbase Document.

(a)  Filed herewith

(b)  Furnished herewith

*  Management contract or compensatory plan or arrangement

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VAALCO ENERGY, INC.

(Registrant)

By	:	/s/ Elizabeth D. Prochnow
Elizabeth D. Prochnow
Controller and Chief Accounting Officer (on behalf of the Registrant)

Dated: May 8, 2017

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
10.1*

Employment Agreement, effective April 17, 2017, between VAALCO Energy, Inc. and Philip Patman, Jr. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 18, 2017, and incorporated herein by reference)

10.2(a)*	Standalone Restricted Stock Award Agreement for restricted stock granted to Philip Patman, Jr. on April 17, 2017
10.3(a)*	Standalone Nonstatutory Stock Option Award Agreement for stock options granted to Philip Patman, Jr. on April 17, 2017
31.1(a)	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.
31.2(a)	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.
32.1(b)	Sarbanes-Oxley Section 906 certification of Principal Executive Officer.
32.2(b)	Sarbanes-Oxley Section 906 certification of Principal Financial Officer.
101.INS(a)	XBRL Instance Document.
101.SCH(a)	XBRL Taxonomy Schema Document.
101.CAL(a)	XBRL Calculation Linkbase Document.
101.DEF(a)	XBRL Definition Linkbase Document.
101.LAB(a)	XBRL Label Linkbase Document.
101.PRE(a)	XBRL Presentation Linkbase Document.

(a)  Filed herewith

(b) Furnished herewith

*Management contract or compensatory plan or arrangement