Form 10-Q
period 2017-09-30
VAALCO ENERGY INC /DE/
filed 2017-11-08
CIK 894627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 31, 2017, there were outstanding 58,818,031 shares of common stock, $0.10 par value per share, of the registrant.

VAALCO ENERGY, INC. AND SUBSIDIARIES

 Unless the context otherwise indicates, references to “VAALCO,” “the Company”, “we,” “our,” or “us” in this Form 10-Q are references to VAALCO Energy, Inc., including its wholly-owned subsidiaries.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except number of shares and par value amounts)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$18,863	$20,474
Restricted cash	829	741
Receivables:
Trade	7,203	6,751
Accounts with partners, net of allowance of $0.5 million at September 30, 2017 and December 31, 2016	2,748	3,297
Other	1	120
Crude oil inventory	1,160	913
Prepayments and other	2,952	4,040
Current assets - discontinued operations	2,773	2,139
Total current assets	36,529	38,475
Property and equipment - successful efforts method:
Wells, platforms and other production facilities	389,204	389,231
Undeveloped acreage	10,000	10,000
Equipment and other	10,318	9,779
	409,522	409,010
Accumulated depreciation, depletion, amortization and impairment	(385,617)	(380,991)
Net property and equipment	23,905	28,019
Other noncurrent assets:
Restricted cash	967	918
Value added tax and other receivables, net of allowance of $6.2 million and $4.7 million at September 30, 2017 and December 31, 2016, respectively	6,624	5,110
Abandonment funding	8,510	8,510
Total assets	$76,535	$81,032

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$13,849	$19,096
Accrued liabilities and other	10,098	10,506
Current portion of long term debt	7,500	7,500
Current liabilities - discontinued operations	15,400	18,452
Total current liabilities	46,847	55,554
Asset retirement obligations	19,202	18,612
Other long term liabilities	284	284
Long term debt, excluding current portion	3,483	6,940
Total liabilities	69,816	81,390
Commitments and contingencies (Note 6)
Shareholders’ equity (deficit):
Preferred stock, none issued, 500,000 shares authorized, $25 par value	—	—
Common stock, 66,382,243 and 66,109,565 shares issued $0.10 par value, 100,000,000 shares authorized	6,638	6,611
Additional paid-in capital	71,106	70,268
Less treasury stock, 7,564,212 and 7,555,095 shares at cost	(37,941)	(37,933)
Accumulated deficit	(33,084)	(39,304)
Total shareholders' equity (deficit)	6,719	(358)
Total liabilities and shareholders' equity (deficit)	$76,535	$81,032

See notes to condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Oil and natural gas sales	$18,178	$14,635	$59,869	$44,458
Operating costs and expenses:
Production expense	10,336	7,162	28,148	25,756
Exploration expense	4	2	4	4
Depreciation, depletion and amortization	1,700	1,607	5,539	5,787
General and administrative expense	2,463	1,588	8,654	7,839
Impairment of proved properties	—	88	—	88
Other operating expense	—	324	—	9,959
General and administrative related to shareholder matters	—	85	—	(350)
Bad debt expense and other	(49)	63	232	577
Total operating costs and expenses	14,454	10,919	42,577	49,660
Other operating income (expense), net	(3)	(26)	164	(8)
Operating income (loss)	3,721	3,690	17,456	(5,210)
Other expense:
Interest expense, net	(327)	(327)	(1,108)	(2,285)
Other, net	(793)	(149)	(571)	(533)
Total other expense	(1,120)	(476)	(1,679)	(2,818)
Income (loss) from continuing operations before income taxes	2,601	3,214	15,777	(8,028)
Income tax expense	2,749	2,198	9,039	6,884
Income (loss) from continuing operations	(148)	1,016	6,738	(14,912)
Loss from discontinued operations	(174)	(15,783)	(518)	(7,997)
Net income (loss)	$(322)	$(14,767)	$6,220	$(22,909)

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.00	$0.02	$0.11	$(0.25)
Loss from discontinued operations	(0.01)	(0.27)	(0.01)	(0.14)
Net income (loss)	$(0.01)	$(0.25)	$0.10	$(0.39)
Basic weighted average shares outstanding	58,817	58,708	58,682	58,600
Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.00	$0.02	$0.11	$(0.25)
Loss from discontinued operations	(0.01)	(0.27)	(0.01)	(0.14)
Net income (loss)	$(0.01)	$(0.25)	$0.10	$(0.39)
Diluted weighted average shares outstanding	58,817	58,708	58,686	58,600

See notes to condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,220	$(22,909)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from discontinued operations	518	7,997
Depreciation, depletion and amortization	5,539	5,787
Other amortization	293	1,132
Unrealized foreign exchange (gain) loss	(512)	2,175
Stock-based compensation	933	93
Commodity derivatives loss	971	772
Cash settlements received on matured derivative contracts	195	—
Bad debt provision	232	577
Other operating (income) loss, net	(164)	8
Impairment of proved properties	—	88
Change in operating assets and liabilities:
Trade receivables	(452)	(587)
Accounts with partners	542	18,126
Other receivables	274	12
Crude oil inventory	(247)	(131)
Value added tax and other receivables	(2,783)	(1,526)
Prepayments and other	1,559	(503)
Accounts payable	(5,250)	(24,339)
Accrued liabilities and other	(432)	24
Net cash provided by (used in) continuing operating activities	7,436	(13,204)
Net cash provided by (used in) discontinued operating activities	(4,204)	13,168
Net cash provided by (used in) operating activities	3,232	(36)
CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in restricted cash	(137)	15,260
Acquisitions	64	—
Property and equipment expenditures	(1,300)	(12,781)
Proceeds from the sale of oil and gas properties	250	—
Premiums paid	—	(824)
Net cash provided by (used in) continuing investing activities	(1,123)	1,655
Net cash provided by discontinued investing activities	—	—
Net cash provided by (used in) investing activities	(1,123)	1,655
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuances of common stock	38	—
Treasury shares	(8)	—
Debt issuance costs	—	(93)
Debt repayment	(7,917)	—
Borrowings	4,167	—
Net cash used in continuing financing activities	(3,720)	(93)
Net cash provided by discontinued financing activities	—	—
Net cash used in financing activities	(3,720)	(93)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,611)	1,526
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20,474	25,357
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,863	$26,883
Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	$811	$1,046
Income taxes paid	$12,069	$6,930
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment additions incurred but not paid at period end	$379	$1,990
Asset retirement obligations	$(103)	$42

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

Bad debt – Quarterly, we evaluate our accounts receivable balances to confirm collectability. When collectability is in doubt, we record an allowance against the accounts receivable and a corresponding income charge for bad debts, which appears in the “Bad debt expense and other” line item of the condensed consolidated statements of operations. The majority of our accounts receivable balances are with our joint venture partners and the government of Gabon for reimbursable Value-Added Tax (“VAT”). Collection efforts, including remedies provided for in the contracts, are pursued to collect overdue amounts owed to us. Portions of our costs in Gabon (including our VAT receivable) are denominated in the local currency of Gabon, the Central African CFA Franc (“XAF”). As of September 30, 2017, the outstanding VAT receivable balance, excluding the allowance for bad debt, was approximately XAF 20.5 billion (XAF 6.9 billion, net to VAALCO).  As of September 30, 2017, the exchange rate was XAF555.742 = $1.00.

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

For the three and nine months ended September 30, 2017, we recorded allowances of $ (0.1) million and $0.2 million, respectively, related to VAT for which the government of Gabon has not reimbursed us.  For the three and nine month periods ended September 30, 2016, we recorded allowances of $0.1 million and $0.6 million, respectively. The receivable amount, net of allowances, is reported as a non-current asset in the “Value added tax and other receivables” line item in the condensed consolidated balance sheets. Because both the VAT receivable and the related allowances are denominated in XAF, the exchange rate revaluation of these balances into U.S. dollars at the end of each reporting period also has an impact on profit/loss. Such foreign currency gains (losses) are reported separately in the “Other, net” line item of the condensed consolidated statements of operations.

The following table provides a rollforward of the aggregate allowance:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Allowance for bad debt
Balance at beginning of year	$(5,211)	$(4,221)
Charge to cost and expenses	(232)	(577)
Reclassification related to Sojitz acquisition	(694)	—
Foreign currency loss	(583)	(84)
Balance at end of period	$(6,720)	$(4,882)

General and administrative related to shareholder matters – General and administrative expenses related to shareholder matters for the three and nine months ended September 30, 2016 represent costs incurred related to shareholder litigation that was settled in April 2016. For 2016, the amounts also include the offsetting insurance proceeds related to these matters.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) related to the calculation of credit losses on financial instruments. All financial instruments not accounted for at fair value will be impacted, including our trade and partner receivables. Allowances are to be measured using a current expected credit loss model as of the reporting date which is based on historical experience, current conditions and reasonable and supportable forecasts. This is significantly different from the current model which increases the allowance when losses are probable. This change is effective for all public companies for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years and will be applied with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We are currently evaluating the provisions of ASU 2016-13 and are assessing its potential impact on our financial position, results of operations, cash flows and related disclosures.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The new standard will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of ASU 2014-09 requires companies to reevaluate when revenue is recorded on a transaction based upon newly defined criteria, either at a point in time or over time as goods or services are delivered. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and estimates, and changes in those estimates. In early 2016, the FASB issued additional guidance: ASU No. 2016-10, 2016-11 and 2016-12 (and together with ASU 2014-09, “Revenue Recognition ASU”). These updates provide further guidance and clarification on specific items within the previously issued ASU 2014-09. The Revenue Recognition ASU becomes effective for the Company as of January 1, 2018, with the option to early adopt the standard for annual periods beginning on or after December 15, 2016, and allows for both retrospective and modified-retrospective methods of adoption. The Company does not plan to early adopt the standard. We have preliminarily concluded that we will adopt the Revenue Recognition ASU via the modified retrospective transition method, taking advantage of the allowed practical expedients. We are substantially complete with our gap assessment and have determined that we will qualify for point in time recognition for essentially all of our sales. As such, the Company does not expect adoption of this standard to result in a change in the timing of revenue recognition compared to current practices, and therefore we do not expect adoption of this standard to have a material impact on our financial position or results of operations.   Our contract review and documentation are substantially complete. We do expect that we will have expanded disclosures around the nature of our sales contracts and other matters related to revenues and the accounting for revenues. The remaining work to be completed in connection with the implementation of the standard is to develop the required disclosures and to evaluate and modify where necessary the internal controls and procedures related to revenue recognition.

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

November 22, 2016
(in thousands)
Assets acquired:
Wells, platforms and other production facilities	$5,754
Equipment and other	684
Value added tax and other receivables	297
Abandonment funding	546
Accounts receivable - trade	888
Prepayments and other	220
Liabilities assumed:
Asset retirement obligations	(1,731)
Accrued liabilities and other	(747)
Total identifiable net assets and consideration transferred	$5,911

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

Sale of Certain U.S. Properties

In April 2017, we completed the sale of our interests in the East Poplar Dome field in Montana for $0.3 million, resulting in a gain of approximately $0.3 million during the nine months ended September 30, 2017.

Discontinued Operations - Angola In November 2006, our Angolan subsidiary, Vaalco Angola  (Kwanza), Inc., (“VAALCO Angola”), signed a production sharing contract for Block 5 offshore Angola (“PSA”). The four year primary term, referred to as the Initial Exploration Phase (IEP”), with an optional three year extension, awarded VAALCO Angola exploration rights to 1.4 million acres offshore central Angola, with a commitment to drill two exploratory wells. The IEP was extended on two occasions to run until December 1, 2014. In October 2014, VAALCO Angola entered into the Subsequent Exploration Phase (“SEP”) which extended the exploration period to November 30, 2017 and required VAALCO Angola and the co-participating interest owner, the Angolan national oil company, Sonangol P&P, to drill two additional exploration wells. VAALCO Angola’s working interest is 40%, and it carries Sonangol P&P, for 10% of the work program.  On September 30, 2016, VAALCO Angola notified Sonangol P&P that it was withdrawing from the joint operating agreement effective October 31, 2016. On November 30, 2016, VAALCO Angola notified the national concessionaire, Sonangol E.P., that it was withdrawing from the PSA. Further to the decision to withdraw from Angola, VAALCO Angola has taken actions to begin reducing its office in Angola and reducing future activities in Angola. As a result of this strategic shift, we classified all the related assets and liabilities as those of discontinued operations in the condensed consolidated balance sheets. The operating results of the Angola segment have been classified as discontinued operations for all periods presented in our condensed consolidated statements of operations. We segregated the cash flows attributable to the Angola segment from the cash flows from continuing operations for all periods presented in our condensed consolidated statements of cash flows. The following tables summarize selected financial information related to the Angola segment’s assets and liabilities as of September 30, 2017 and December 31, 2016 and its results of operations for the three and nine month periods ended September 30, 2017 and 2016.

Summarized Results of Discontinued Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Operating costs and expenses:
Exploration expense	$—	$15,269	$—	$15,270
Depreciation, depletion and amortization	—	3	—	9
General and administrative expense	174	400	512	994
Bad debt recovery and other	—	—	—	(7,629)
Total operating costs, expenses and (recovery)	174	15,672	512	8,644
Other operating loss, net	—	(7)	—	(28)
Operating loss	(174)	(15,679)	(512)	(8,672)
Other income (expense):
Interest income	—	—	—	3,201
Other, net	—	6	(3)	551
Total other income (expense)	—	6	(3)	3,752
Loss from discontinued operations before income taxes	(174)	(15,673)	(515)	(4,920)
Income tax expense	—	110	3	3,077
Loss from discontinued operations	$(174)	$(15,783)	$(518)	$(7,997)

Assets and Liabilities Attributable to Discontinued Operations

	September 30, 2017	December 31, 2016
	(in thousands)
ASSETS
Current assets:
Accounts with partners	$2,773	$2,139
Total current assets	2,773	2,139
Total assets	$2,773	$2,139

LIABILITIES
Current liabilities:
Accounts payable	$215	$77
Foreign taxes payable	—	3,078
Accrued liabilities and other	15,185	15,297
Total current liabilities	15,400	18,452
Total liabilities	$15,400	$18,452

Drilling Obligation

Under the PSA, Vaalco Angola and the other participating interest owner, Sonangol P&P, were obligated to perform exploration activities that included specified seismic activities and drilling a specified number of wells during each of the exploration phases identified in the PSA. The specified seismic activities were completed, and one well, the Kindele #1 well, was drilled in 2015. The PSA provides a stipulated payment of $10.0 million for each exploration well for which a drilling obligation remains under the terms of the PSA, of which VAALCO Angola’s participating interest share would be $5.0 million per well. We have reflected an accrual of $15.0 million for a potential payment as of September 30, 2017 and December 31, 2016, respectively, which represents what we believe to be the maximum potential amount attributable to VAALCO Angola’s interest under the PSA. However, we are currently engaged in discussions and meetings with newly appointed representatives from Sonangol E.P. regarding this potential payment and other possible solutions and believe that the ultimate amount paid could be substantially less than the accrued amount.

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

On March 14, 2016, we received a $19.0 million payment from Sonangol P&P for the full amount owed us as of December 31, 2015, including the $7.6 million of pre-assignment costs and default interest of $3.2 million. The $7.6 million recovery is reflected in the “Bad debt recovery and other” line item of our summarized results of discontinued operations for the nine months ended September

30, 2016. Default interest of $3.2 million is shown in the “Interest income” line item of our summarized results of discontinued operations for the nine months ended September 30, 2016.

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

There was no triggering event in the third quarter of 2017 that would cause us to believe the value of oil and natural gas producing properties should be impaired.  Factors considered included the fact that we incurred no capital expenditures in 2017 related to the fields in the Etame Marin block, the future strip prices for the third quarter of 2017 increased, and there were no indicators that adjustments were needed to the year-end reserve report.

Declining forecasted oil prices and other factors caused us to perform impairment reviews of our proved properties in the first quarter of 2016 for all fields in the Etame Marin block offshore Gabon and the Hefley field in North Texas. However, no impairment was required for the quarter ended March 31, 2016. During the second quarter of 2016, forecasted oil prices improved significantly, our negative price differential to Brent narrowed and we incurred no significant capital spending. We considered these and other factors and determined that there were no events or circumstances triggering an impairment evaluation for most of our fields, with the exception of the impact on reserves of a well being shut-in in the Avouma field in the Etame Marine block offshore Gabon. After consider this factor, we determined that the undiscounted future net cash flows for the Avouma field were in excess of the field’s carrying value. No impairment was required for the Avouma field, or any of our other fields, for the second quarter of 2016.  During the third quarter of 2016, our negative price differential to Brent narrowed and we incurred no significant capital spending. We considered these and other factors and determined that there were no events or circumstances triggering an impairment evaluation for most of our fields, with the exception of the impact on reserves of a second well being shut-in in the Avouma field.  After considering this factor, we determined that the undiscounted future net cash flows for the Avouma field were in excess of the field’s carrying value. No impairment was required for the Avouma field, or any of our other fields, for the third quarter of 2016.

5.  DEBT

On June 29, 2016, we executed a Supplemental Agreement with the International Finance Corporation (the “IFC”) which, among other things, amended and restated our existing loan agreement to convert $20.0 million of the revolving portion of the credit facility, to a term loan (the “Term Loan”) with $15.0 million outstanding at that date. The amended loan agreement (“Amended Term Loan Agreement”) is secured by the assets of our Gabon subsidiary, VAALCO Gabon S.A. and is guaranteed by VAALCO as the parent company. The Amended Term Loan Agreement provides for quarterly principal and interest payments on the amounts currently outstanding through June 30, 2019, with interest accruing at a rate of LIBOR plus 5.75%.

The Amended Term Loan Agreement also provided for an additional $5.0 million, which could be requested in a single draw, subject to the IFC’s approval, through March 15, 2017. On March 14, 2017, we borrowed $4.2 million under this provision of the Amended Term Loan Agreement. The additional borrowings will be repaid in five quarterly principal installments commencing June 30, 2017, together with interest which will accrue at LIBOR plus 5.75%.

Compared to the  $11.0 million principal carrying value of debt, net of deferred financing costs, as of September 30, 2017,  the estimated fair value of the borrowings under the Amended Term Loan Agreement is $11.2 million when measured using a discounted cash flow model over the life of the current borrowings at forecasted interest rates. The inputs to this model are Level 3 in the fair value hierarchy.

Covenants

Under the Amended Term Loan Agreement, the ratio of quarter-end net debt to EBITDAX (as defined in the Amended Term Loan Agreement) must be no more than 3.0 to 1.0. Additionally, our debt service coverage ratio must be greater than 1.2 to 1.0 at each semi-annual review period. Certain of VAALCO’s subsidiaries are contractually prohibited from making payments, loans or transferring assets to VAALCO or other affiliated entities. Specifically, under the Amended Term Loan Agreement, VAALCO Gabon S.A. could be restricted from transferring assets or making dividends, if the positive and negative covenants are not in compliance with the Amended Term Loan Agreement.  Forecasting our compliance with these and other financial covenants in future periods is inherently uncertain; therefore, we can make no assurance that we will be able to comply with our Amended Term Loan Agreement covenants in future periods. Factors that could impact our quarter-end financial covenants in future periods include future realized prices for sales of oil and natural gas, estimated future production, returns generated by our capital program, and future interest costs, among others. We were in compliance with all financial covenants as of September 30, 2017 and December 31, 2016.

Interest

Until June 29, 2016, under the terms of the original revolving credit facility, we paid commitment fees on the undrawn portion of the total commitment. Commitment fees had been equal to 1.5% of the unused balance of a senior tranche of $50.0 million and 2.3% of the unused balance of a subordinated tranche of $15.0 million when a commitment was available for utilization. With the execution of the Supplemental Agreement with the IFC in June 2016, beginning June 29, 2016 and continuing through March 14, 2017, commitment fees were equal to 2.3% of the undrawn Term Loan amount of $5.0 million. There are no further commitment fees owing after March 14, 2017.

We capitalize interest and commitment fees related to expenditures made in connection with exploration and development projects that are not subject to current depletion. Interest and commitment fees are capitalized only for the period that activities are in progress to bring these projects to their intended use.

The table below shows the components of the “Interest expense, net” line item of our condensed consolidated statements of operations and the average effective interest rate, excluding commitment fees, on our borrowings:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Interest incurred, including commitment fees	$222	$274	$796	$1,047
Deferred finance cost amortization	91	56	293	262
Deferred finance cost write-off due to loan modification	—	—	—	869
Other interest not related to debt	14	(3)	19	107
Interest expense, net	$327	$327	$1,108	$2,285

Average effective interest rate, excluding commitment fees	6.54%	6.38%	6.87%	5.04%

6.  COMMITMENTS AND CONTINGENCIES

Abandonment funding

As part of securing the first of two five-year extensions to the Etame field production license to which we are entitled from the government of Gabon, we agreed to a cash funding arrangement for the eventual abandonment of all offshore wells, platforms and facilities on the Etame Marin block. The agreement was finalized in the first quarter of 2014 (effective as of 2011) providing for annual funding over a period of ten years in amounts equal to 12.14% of the total abandonment estimate for the first seven years and 5.0% per year for the last three years of the production license. The amounts paid will be reimbursed through the cost account and are non-refundable. The abandonment estimate used for this purpose is approximately $61.1 million ($19.0 million net to VAALCO) on an undiscounted basis. Through September 30, 2017, $27.4 million ($8.5 million net to VAALCO) on an undiscounted basis has been funded. This cash funding is reflected under “Other noncurrent assets” as “Abandonment funding” on our condensed consolidated balance sheets. Future changes to the anticipated abandonment cost estimate could change our asset retirement obligation and the amount of future abandonment funding payments.

Audits

We are subject to periodic routine audits by various government agencies in Gabon, including audits of our petroleum cost account, customs, taxes and other operational matters, as well as audits by other members of the contractor group under our joint operating agreements.

In 2016, the government of Gabon conducted an audit of our operations in Gabon, covering the years 2013 through 2014. We received the findings from this audit and responded to the audit findings in January 2017.  Since providing our response, there have been changes in the Gabonese officials responsible for the audit.  We are currently working with the newly appointed representatives to resolve the audit findings.  We do not anticipate that the ultimate outcome of this audit will have a material effect on our financial condition, results of operations or liquidity.

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

At September 30, 2017, we had accrued $1.0 million net to VAALCO in “Accrued liabilities and other” on our condensed consolidated balance sheet for potential fees which may result from certain regulatory audits.

Rig commitment

In 2014, we entered into a long-term contract for the Constellation II drilling rig that was under a long-term contract for the multi-well development drilling campaign offshore Gabon. The campaign included the drilling of development wells and workovers of existing wells in the Etame Marin block. We began demobilization in January 2016 and released the drilling rig in February 2016, prior to the original July 2016 contract termination date, because we no longer intended to drill any wells in 2016 on our Etame Marin block offshore Gabon. In June 2016, we reached an agreement with the drilling contractor for us to pay $5.1 million net to VAALCO’s interest for unused rig days under the contract. We paid this amount, plus the demobilization charges, in seven equal monthly installments, which began in July 2016 and ended in January 2017. The related expense was reported in the “Other operating expense” line item in our condensed consolidated statement of operations for the three and nine months ended September 30, 2016.

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

As of September 30, 2017, we had unexpired oil puts covering 180,000 barrels of anticipated sales volumes for the period from October 2017 through December 31, 2017 at a weighted average price of $50.00. Our put contracts are subject to agreements similar to a master netting agreement, under which we have the legal right to offset assets and liabilities. At September 30, 2017, our unexpired oil puts represented a fair value asset position of $0.1 million in the “Prepayments and other” line item of our condensed consolidated balance sheets.

The following table sets forth, by level within the fair value hierarchy and location on our condensed consolidated balance sheets, the reported values of derivative instruments accounted for at fair value on a recurring basis:

		Carrying	Fair Value Measurements Using
Derivative Item	Balance Sheet Line	Value	Level 1	Level 2	Level 3
		(in thousands)
Crude oil puts	Prepayments and other
Balance at September 30, 2017		$61	$—	$61	$—
Balance at December 31, 2016		$1,227	$—	$1,227	$—

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

The following table sets forth the loss on derivative instruments in our condensed consolidated statements of operations:

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Item	Statement of Operations Line	2017	2016	2017	2016
		(in thousands)
Crude oil puts	Other, net	$(921)	$(194)	$(971)	$(772)

8.  STOCK-BASED COMPENSATION

Our stock-based compensation has been granted under several stock incentive and long-term incentive plans. The plans authorize the Compensation Committee of our Board of Directors to issue various types of incentive compensation. Currently, we have issued stock options, restricted shares and SARs under the 2014 Long-Term Incentive Plan (“2014 Plan”). At September 30, 2017, 2,126,942 shares were authorized for future grants under this plan.

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

We record non-cash compensation expense related to stock-based compensation as general and administrative expense. For the three months ended September 30, 2017 and 2016, non-cash compensation expense was $0.2 million and  $(1.3) million, respectively, related to the issuance of stock options and restricted stock. For the nine months ended September 30, 2017 and 2016, non-cash compensation was $0.9 million  $0.1 million, respectively, related to the issuance of stock options and restricted stock. Because we do not pay significant United States federal income taxes, no amounts were recorded for future tax benefits.

Stock options

Stock options have an exercise price that may not be less than the fair market value of the underlying shares on the date of grant. In general, stock options granted to participants will become exercisable over a period determined by the Compensation Committee of our Board of Directors, which in the past has been a five year life, with the options vesting over a service period of up to five years. In addition, stock options will become exercisable upon a change in control, unless provided otherwise by the Compensation Committee. There were immaterial cash proceeds from the exercise of stock options in the three and nine months ended September 30, 2017 and 2016. For the nine months ended September 30, 2017, options for 1,550,442 shares were granted to employees; these options vest over a three-year period, vesting in three equal parts on the first, second and third anniversaries after the date of grant. Options for 465,950 shares were granted to our non-employee directors, which were fully vested upon their grant.

Stock option activity for the nine months ended September 30, 2017 is provided below:

	Number of Shares Underlying Options	Weighted Average Exercise Price Per Share
	(in thousands)
Outstanding at January 1, 2017	2,644	$3.92
Granted	1,550	0.99
Exercised	(37)	1.04
Forfeited/expired	(1,202)	4.63
Outstanding at September 30, 2017	2,955	2.13

Restricted shares

Restricted stock granted to employees will vest over a period determined by the Compensation Committee which is generally a three year period, vesting in three equal parts on the first three anniversaries of the date of the grant. Share grants to directors vest immediately and are not restricted. The following is a summary of activity in unvested restricted stock in the  nine months ended September 30, 2017.

	Restricted Stock	Weighted Average Grant Price
	(in thousands)
Non-vested shares outstanding at January 1, 2017	252	$1.31
Awards granted	386	0.98
Awards vested	(235)	1.12
Awards forfeited	(41)	1.00
Non-vested shares outstanding at September 30, 2017	362	1.12

In both the three months ended September 30, 2017 and 2016, 9,117 shares were added to treasury due to tax withholding as a result of the vesting of restricted shares. In the nine months ended September 30, 2017 and 2016, 9,117 shares and 40,926 shares, respectively, were added to treasury due to tax withholding as a result of the vesting of restricted shares.

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

During the nine months ended September 30, 2017,  1,049,528 SARs were granted, all having an exercise price of $1.20 per share. One-third of the SARs are to vest on or after the first anniversary of the grant date at such time when the market price per share of our common stock exceeds $1.30; one-third of the SARs are to vest on or after the second anniversary of the grant date at such time when the share price exceeds $1.50; and one-third of the SARs are to vest on or after the third anniversary of the grant date at such time when the share price exceeds $1.75. SARs granted in 2016 vest over a three year period with a life of 5 years; these SARs have a maximum spread equal to 300% of the $1.04 SAR price per share specified in a SAR award on the date of grant. The amounts of compensation payable related to these awards through September 30, 2017 have not been significant.

SAR activity for the nine months ended September 30, 2017 is provided below:

	Number of Shares Underlying SARs	Weighted Average Exercise Price Per Share
	(in thousands)
Outstanding at January 1, 2017	180	$1.04
Granted	1,050	1.20
Forfeited/expired	(153)	1.20
Outstanding at September 30, 2017	1,077	1.17

9. INCOME TAXES

VAALCO and its domestic subsidiaries file a consolidated United States income tax return. Certain subsidiaries’ operations are also subject to foreign income taxes.

As discussed further in the Notes to the consolidated financial statements in our Form 10-K for December 31, 2016, we have deferred tax assets related to foreign tax credits, alternative minimum tax credits, and domestic and foreign net operating losses (“NOLs”). Management assesses the available positive and negative evidence to estimate if existing deferred tax assets will be utilized. We do not anticipate utilization of the foreign tax credits prior to expiration nor do we expect to generate sufficient taxable income to utilize other deferred tax assets. On the basis of this evaluation, full valuation allowances have been recorded as of September 30, 2017 and December 31, 2016.

Income taxes attributable to continuing operations for the three and nine months ended September 30, 2017 and 2016 are attributable to foreign taxes payable in Gabon.

In April 2017, we were notified by the U.S. Internal Revenue Service (“IRS”) that they would be conducting an audit of our 2014 U.S. federal tax return. The audit is in progress; however, to date, the IRS has not communicated any findings.

10.  EARNINGS PER SHARE

Basic earnings per share (“EPS”) is calculated using the average number of shares of common stock outstanding during each period. For the calculation of diluted shares, we assume that restricted stock is outstanding on the date of vesting, and we assume the issuance of shares from the exercise of stock options using the treasury stock method.

A reconciliation from basic to diluted shares follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Basic weighted average shares outstanding	58,817	58,708	58,682	58,600
Effect of dilutive securities	—	—	4	—
Diluted weighted average shares outstanding	58,817	58,708	58,686	58,600
Stock options and unvested restricted stock grants excluded from dilutive calculation because they would be anti-dilutive	3,007	4,098	2,799	4,455

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

Segment activity of continuing operations for the three and nine months ended September 30, 2017 and 2016 and segment assets at September 30, 2017 and December 31, 2016 are as follows:

	Three Months Ended September 30, 2017
(in thousands)	Gabon	Equatorial Guinea	U.S.	Corporate and Other	Total
Revenues-oil and natural gas sales	$18,162	$—	$16	$—	$18,178
Depreciation, depletion and amortization	1,633	—	—	67	1,700
Bad debt expense and other	(49)	—	—	—	(49)
Operating income (loss)	6,067	(44)	10	(2,312)	3,721
Interest expense, net	(327)	—	—	—	(327)
Income tax expense	2,749	—	—	—	2,749
Additions to property and equipment - accrual	237	—	—	60	297

	Three Months Ended September 30, 2016
(in thousands)	Gabon	Equatorial Guinea	U.S.	Corporate and Other	Total
Revenues-oil and natural gas sales	$14,540	$—	$95	$—	$14,635
Depreciation, depletion and amortization	1,508	—	38	61	1,607
Impairment of proved properties	—	—	88	—	88
Bad debt expense and other	63	—	—	—	63
Other operating expense	324	—	—	—	324
Operating income (loss)	5,013	(184)	(61)	(1,078)	3,690
Interest income (expense), net	(329)	—	—	2	(327)
Income tax expense (benefit)	2,305	—	—	(107)	2,198
Additions to property and equipment - accrual	674	—	—	7	681

	Nine Months Ended September 30, 2017
(in thousands)	Gabon	Equatorial Guinea	U.S.	Corporate and Other	Total
Revenues-oil and natural gas sales	$59,823	$—	$46	$—	$59,869
Depreciation, depletion and amortization	5,344	—	1	194	5,539
Bad debt expense and other	232	—	—	—	232
Operating income (loss)	25,117	(97)	356	(7,920)	17,456
Interest expense, net	(1,108)	—	—	—	(1,108)
Income tax expense	9,039	—	—	—	9,039
Additions to property and equipment - accrual	1,051	—	—	60	1,111

	Nine Months Ended September 30, 2016
(in thousands)	Gabon	Equatorial Guinea	U.S.	Corporate and Other	Total
Revenues-oil and natural gas sales	$44,212	$—	$246	$-	$44,458
Depreciation, depletion and amortization	5,484	—	121	182	5,787
Impairment of proved properties	—	—	88	—	88
Bad debt expense and other	577	—	—	—	577
Other operating expense	9,959	—	—	—	9,959
Operating income (loss)	1,481	(319)	(64)	(6,308)	(5,210)
Interest expense, net	(2,285)	—	—	—	(2,285)
Income tax expense	6,884	—	—	—	6,884
Additions to property and equipment - accrual	(1,819)	—	140	7	(1,672)

(in thousands)	Gabon	Equatorial Guinea	U.S.	Corporate and Other	Total
Total assets from continuing operations:
As of September 30, 2017	$61,694	$10,093	$83	$1,892	$73,762
As of December 31, 2016	64,478	10,122	382	3,911	78,893

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) which are intended to be covered by the safe harbors created by those laws. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect or anticipate may occur in the future, including without limitation, statements regarding our financial position, operating performance and results, reserve quantities and net present values, market prices, business strategy, derivative activities, the amount and nature of capital expenditures and plans and objectives of management for future operations are forward-looking statements. When we use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “forecast,” “outlook,” “aim,”, “target”, “will,” “could,” “should,” “may,” “likely ,” “plan,” “probably” or similar expressions, we are making forward-looking statements. Many risks and uncertainties that could affect our future results and could cause results to differ materially from those expressed in our forward-looking statements include, but are not limited to:

•	volatility of, and declines and weaknesses in oil and natural gas prices;
•	our ability to maintain sufficient liquidity in order to fully implement our business plan;
•	our ability to meet the financial covenants of our Amended Term Loan Agreement;
•

our ability to resolve satisfactorily matters related to our exit from Angola, including our obligations to pay the amount, as it is ultimately determined, of our liabilities to Sonangol E.P. with respect to our production sharing contract;

•	the ultimate resolution of our abandonment funding obligations with the government of Gabon and the audit of our operations in Gabon currently being conducted by the government of Gabon;
•	our ability to generate cash flows that, along with our cash on hand, will be sufficient to support our operations and cash requirements through December 31, 2018;
•	our ability to meet the continued listing standards of the New York Stock Exchange (“NYSE”), or to cure any deficiency in meeting the listing standards;
•	our ability to replace our Amended Term Loan Agreement facility with another credit facility to help fund our future capital requirements;
•	unanticipated issues and liabilities arising from non-compliance with environmental regulations;
•	the uncertainty of estimates of oil and natural gas reserves;
•	the impact of competition;
•	the availability and cost of seismic, drilling and other equipment;
•	operating hazards inherent in the exploration for and production of oil and natural gas;
•	difficulties encountered during the exploration for and production of oil and natural gas;
•	difficulties encountered in measuring, transporting and delivering oil to commercial markets;
•	the discovery, acquisition, development and replacement of oil and natural gas reserves;
•	timing and amount of future production of oil and natural gas;
•	hedging decisions, including whether or not to enter into derivative financial instruments;
•	our ability to effectively integrate assets and properties that we acquire into our operations;
•	our ability to pay the expenditures required in order to develop certain of our properties offshore Equatorial Guinea;
•	general economic conditions, including any future economic downturn, disruption in financial markets and the availability of credit;
•	changes in customer demand and producers’ supply;
•	future capital requirements and our ability to attract capital;
•	currency exchange rates;
•	actions by the governments of and events occurring in the countries in which we operate;
•	actions by our venture partners;
•	compliance with, or the effect of changes in, governmental regulations regarding our exploration, production, and well completion operations including those related to climate change;
•	the outcome of any governmental audit;
•	actions of operators of our oil and natural gas properties;

•	the timing and effectiveness of our remediating the significant deficiencies and material weaknesses in our internal control over financial reporting; and
•	weather conditions.

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

CURRENT DEVELOPMENTS

During 2016, the global oil supply continued to outpace demand, having a dampening effect on the recovery of realized crude oil prices. While global oil supply and demand were closer to being balanced during the first nine months of 2017, no assurances can be made that this trend will continue. Prices for crude oil improved during the second half of 2016 (ICE Dated Brent crude oil prices increased from approximately $36 per Bbl in early January 2016 to approximately $55 per Bbl at the end of 2016, and fluctuated between $44 and $61 per Bbl from January 2017 through October 2017).

On June 29, 2016, we executed a Supplemental Agreement with the International Finance Corporation (the “IFC”), the lender under our revolving credit facility which among other things, amended and restated our loan agreement to convert $20.0 million of the revolving portion of the credit facility into a term loan with $15.0 million outstanding at that date. The amended loan agreement also provided us with an option to borrow an additional $5.0 million in a single draw, subject to IFC approval, through March 15, 2017. On March 14, 2017, we borrowed $4.2 million under the provisions of the Amended Term Loan Agreement. Currently under this loan agreement, we have $11.0 million in total debt, net of deferred financing costs, outstanding.  See Note 5 to the condensed consolidated financial statements and “Capital Resources and Liquidity—Liquidity—Credit Facility” below for additional details about the loan agreement. There is no further ability to borrow additional sums under our IFC credit facility.

Our common stock is listed and traded on the NYSE. On April 6 and June 28, 2017, we received notices from the NYSE that we were not in compliance with a provision of the NYSE’s continued listing standards that require the average closing price of our common stock to be at least $1.00 per share over a consecutive 30-trading-day period.  The 30 trading-day average closing price of the Company’s common stock for these notices had been $0.99 per share. We have responded to these notifications, and will have six months from our receipt of the June 28, 2017 notice (which may be extended to our next annual shareholder meeting) to regain compliance with the minimum share price rule. This notice from the NYSE does not affect our business operations or trigger any default or other violation of our debt or other material obligations.    In addition, we received a notification from the NYSE on November 30, 2016 that our market capitalization had fallen below the NYSE’s continued listing standard because our average market capitalization had fallen below $50 million over a trailing 30 trading-day period and our last reported stockholders’ equity was less than $50 million.

ACTIVITIES BY ASSET

Gabon

Offshore – Etame Marin Block

Development and Production

We operate the Etame, Avouma/South Tchibala, Ebouri, Southeast Etame and the North Tchibala fields on behalf of a consortium of four companies. As of September 30, 2017, production operations in the Etame Marin block included seven platform wells, plus three subsea wells across all fields tied back by pipelines to deliver oil and associated natural gas through a riser system to allow for delivery, processing, storage and ultimately offloading the oil from a leased Floating, Production, Storage and Offloading vessel (“FPSO”) anchored to the seabed on the block. The FPSO has production limitations of approximately 25,000 BOPD and 30,000 barrels of total fluids per day. During the nine months ended September 30, 2017 and 2016,  production from the block was approximately 4,268 MBbls (1,154 MBbls net) and 4,835 MBbls (1,181 MBbls net), respectively.

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

In October 2017, we began workover operations on the South Tchibala 1-HB well.  These operations were successfully completed in November 2017, and the well was returned to production.  We began workover operations on the South Tchibala  2-H well in November 2017.  This is expected to result in an increase in production for the fourth quarter.  In addition the fourth quarter is expected to have higher production expenses related to the workover costs.

During July 2017, production was temporarily shut-in for periodic maintenance, and as a result, production volumes were lower in the three months ended September 30, 2017 and our production expense increased as a result of the maintenance-related costs.

Equatorial Guinea

We have a 31% working interest in an undeveloped portion of a block offshore Equatorial Guinea that we acquired in 2012. It is currently unlikely that we will be making any near-term expenditures with respect to any development of this property. Before beginning exploration, we and our partners will need to evaluate the timing and budgeting for development and exploration activities under a development and production area in the block, including the approval of a development and production plan. Our production sharing contract covering this development and production area provides for a development and production period of 25 years from the date of approval of a development and production plan.  We are in continued discussions with the Minister of the Ministry of Mines and Hydrocarbons regarding the timing of any possible development plan.

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

Drilling Obligation

Under the PSA, Vaalco Angola and the other participating interest owner, Sonangol P&P, were obligated to perform exploration activities that included specified seismic activities and drilling a specified number of wells during each of the exploration phases under the PSA. The specified seismic activities were completed, and one well, the Kindele #1 well, was drilled in 2015. The PSA provides a stipulated payment of $10.0 million for each exploration well for which a drilling obligation remains under the terms of the PSA, of which VAALCO Angola’s participating interest share would be $5.0 million per well. We have reflected an accrual of $15.0 million for a potential payment as of September 30, 2017 and December 31, 2016, which represents what we believe to be the maximum potential amount attributable to VAALCO Angola’s interest under the PSA. However, we are currently engaged in discussions with newly appointed representatives from Sonangol E.P. regarding this potential payment and other possible solutions and believe that the ultimate amount paid will be substantially less than the accrued amount.

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

On March 14, 2016, we received a $19.0 million payment from Sonangol P&P for the full amount owed us as of December 31, 2015, including the $7.6 million of pre-assignment costs and default interest of $3.2 million. The $7.6 million recovery and default interest of $3.2 million is included in Loss from discontinued operations, net of tax for the nine months ended September 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Our cash flows for the nine months ended September 30, 2017 and 2016 are as follows:

	Nine Months Ended September 30,		Increase
	2017	2016	(Decrease)
	(in thousands)
Net cash provided by (used in) operating activities	$3,232	$(36)	$3,268
Net cash provided by (used in) investing activities	(1,123)	1,655	(2,778)
Net cash used in financing activities	(3,720)	(93)	(3,627)
Net change in cash and cash equivalents	$(1,611)	$1,526	$(3,137)

The increase in net cash provided by our operating activities for the nine months ended September 30, 2017 compared to the same period of 2016 was primarily related to a $20.6 million increase in cash generated by continuing operations which in large part was the result of higher 2017 crude oil prices and lower operating costs and expenses.  This overall improvement was offset by a reduction in cash generated by our discontinued operation for the first nine months of 2017 totaling $17.4 million.  The decrease in cash generated by discontinued operations was the result of a benefit received in the nine months September 30, 2016 of $19.0 million from our Angolan joint interest partner in payment of partner receivables.

Property and equipment expenditures have historically been our most significant use of cash in investing activities. During the nine months ended September 30, 2017, these expenditures on a cash basis were $1.3 million, primarily related to equipment purchases. This compares to $12.8 million in property and equipment expenditures included in capital expenditures for the nine months ended September 30, 2016. See “Capital Expenditures” below for further discussion.  Net cash provided by investing activities for the 2016 period also included a $15.3 million benefit from the decrease in restricted cash.

Capital Expenditures

During the nine months ended September 30, 2017, we made accrual basis capital expenditures of $1.1 million.  At September 30, 2017, we had no material commitments for capital expenditures to be made in 2017 and in future years. We expect any capital expenditures made during 2017 will be funded by cash on hand and cash flow from operations.

Abandonment Obligations

We have an agreed cash funding arrangement for the eventual abandonment of all offshore wells, platforms and facilities on the Etame Marin block. Based upon the abandonment study completed in January 2016, the abandonment cost estimate used for this purpose is approximately $61.1 million ($19.0 million net to VAALCO) on an undiscounted basis. The obligation for abandonment of the Gabon offshore facilities is included in the “Asset retirement obligations” line item on our condensed consolidated balance sheets. Through September 30, 2017, $27.4 million ($8.5 million net to VAALCO) on an undiscounted basis has been funded. This cash funding is reflected under “Other noncurrent assets” as “Abandonment funding” on our condensed consolidated balance sheet. The next funding is expected to be $7.4 million ($2.3 million net to VAALCO) and paid in December 2017; however, future changes to the anticipated abandonment cost estimate could change our asset retirement obligation and the amount of future abandonment funding payments.

Capital Resources

Credit Facility

Historically, our primary sources of capital have been cash flows from operating activities, borrowings under the credit facility with the IFC and cash balances on hand. The current $11.2 million in principal outstanding under our Amended Term Loan Agreement matures in June 2019, and requires quarterly principal and interest payments on the amounts currently outstanding continuing through June 30, 2019. Interest accrues on the unpaid balance at the per annum rate of LIBOR plus 5.75%.  The current portion of the outstanding debt was $7.5 million as of September 30, 2017. Our repayment obligations under this facility require us to pay installments of principal totaling $2.0 million for the remainder of 2017, $6.7 million in 2018 and $2.5 million in 2019. We may make no further borrowings under the terms of the Amended Term Loan Agreement.

The indebtedness under our amended loan agreement is secured by the assets of our Gabon subsidiary, VAALCO Gabon S.A. and is guaranteed by VAALCO Energy, Inc., as the parent company.

The Amended Term Loan Agreement contains a number of restrictive covenants that impose significant operating and financial restrictions on us. These covenants restrict our ability to engage in certain actions, including potentially limiting our ability to sell assets, make future borrowings or incur other additional indebtedness. Our ability to meet our quarter-end net debt to EBITDAX ratio and our debt service coverage ratio can be affected by events beyond our control, including changes in commodity prices.

Under the Amended Term Loan Agreement, quarter-end net debt to EBITDAX (as defined in the loan agreement) must be no more than 3.0 to 1.0. Additionally, our debt service coverage ratio must be greater than 1.2 to 1.0 at semi-annual review period. Forecasting our compliance with these and other financial covenants in future periods is inherently uncertain. Factors that could impact our quarter-end financial covenants in future periods include future realized prices for sales of oil and natural gas, estimated future production, returns generated by our capital program, and future interest costs, among others. We are in compliance with all financial covenants as of September 30, 2017, and we expect to be in compliance with these covenants through maturity. However, there can be no assurance that we will be able to comply with these financial covenants in future periods. In addition, if we receive any waivers or amendments to our Amended Term Loan Agreement, the lender may impose additional operating and financial restrictions on us.

A breach of the covenants under our Amended Term Loan Agreement could result in an event of default under the agreement. Such a default may allow the lender to accelerate payment of the indebtedness under the agreement and may result in the acceleration of any other indebtedness to which a cross-acceleration or cross-default provision applies. Furthermore, if we were unable to repay the amounts due and payable under the loan agreement, the lender could proceed against the collateral that we granted to it to secure that indebtedness.

Cash on Hand

At September 30, 2017, we had unrestricted cash of $18.9 million. As operator of the Etame Marin and Mutamba Iroru blocks in Gabon, we enter into project related activities on behalf of our working interest partners. We generally obtain advances from partners prior to significant funding commitments. Our cash on hand will be utilized, along with cash generated from operations, to fund our operations for the foreseeable future.

We currently sell our crude oil production from Gabon under a term contract that ends in January 2018. Pricing under the contract is based upon an average of Dated Brent prices in the month of lifting, adjusted for location and market factors. We expect that we will be able to extend or enter into a new contract on comparable terms on or before January 2018.

Liquidity

As discussed above, our revenues, cash flow, profitability, oil and natural gas reserve values and future rates of growth are substantially dependent upon prevailing prices for oil and natural gas. Our ability to borrow funds and to obtain additional capital on attractive terms is also substantially dependent on oil and natural gas prices. After a period of low commodity prices, oil and gas prices have stabilized at levels which are currently adequate to generate cash from operating activities for our continuing operations. We believe that at current prices, cash generated from continuing operations together with cash on hand at September 30, 2017 are adequate to support our operations and cash requirements during the remainder of 2017 and through December 31, 2018.

As discussed in Note 7 to the condensed consolidated financial statements, we have put contracts in place at September 30, 2017 which limits our exposure to a decline in oil prices through December 31, 2017.

All of our proved reserves are related to the Etame Marin block offshore Gabon. The current term for exploitation of the reserves in the Etame Marin block ends in June 2021, and we are focused on extending the license for the block, which, if accompanied by a successful drilling program, could favorably improve our long-term liquidity. Except to the extent that we conduct successful exploration or development activities or acquire properties containing proved reserves, our estimated net proved reserves will generally decline as reserves are produced, which would negatively impact our long-term liquidity.  In addition, our short-term and long-term liquidity are impacted by the changes in crude oil prices.

OFF-BALANCE SHEET ARRANGEMENTS

In connection with the charter of the FPSO (see “— Activities by Asset — Gabon — Offshore-Etame Marin Block”), we, as operator of the Etame Marin block, guaranteed all of the lease payments under the charter through its contract term, which expires in September 2020. At our election, the charter may be extended for two one-year periods beyond September 2020. We obtained guarantees from each of our partners for their respective shares of the payments. Our net share of the charter payment is 31.1%, or approximately $9.7 million per year. Although we believe the need for performance under the charter guarantee is remote, we recorded a liability of $0.5 million and $0.7 million as of September 30, 2017 and December 31, 2016, respectively, representing the guarantee’s fair value. The guarantee of the offshore Gabon FPSO lease has $93.1 million in remaining gross minimum obligations for the total amount of charter payments at September 30, 2017. There have been no other material off-balance sheet arrangements entered into since December 31, 2016.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Other than our borrowing of $4.2 million under the Additional Term Loan Agreement discussed in Note 5 to the condensed consolidated financial statements, there have been no significant changes to our commitments and contractual obligations subsequent to December 31, 2016.

CRITICAL ACCOUNTING POLICIES

There have been no changes to our critical accounting policies subsequent to December 31, 2016.

NEW ACCOUNTING STANDARDS

See Note 2 to the condensed consolidated financial statements.

RESULTS OF OPERATIONS

Three months ended September 30, 2017 compared to the three months ended September 30, 2016

We reported net loss for the three months ended September 30, 2017 of $0.3 million compared to a net loss of $14.8 million for the same period of 2016. The net loss for the three months ended September 30, 2017 is inclusive of the loss from discontinued operations for the same period of $0.2 million. The net loss for the three months ended September 30, 2016 was inclusive of the loss from discontinued operations for the same period of $15.8 million.  Further discussion of results by significant line item follows.

Oil and natural gas revenues increased  $3.5 million, or approximately 24.2%, during the three months ended September 30, 2017 compared to the same period of 2016. The increase in revenue is attributable to higher realized oil prices, due to increases in the Dated Brent market price as well as higher volumes attributable to the Sojitz acquisition.  This was offset in part by an overall decrease in sales volumes.

The revenue changes in the three months ended September 30, 2017 compared to the three months ended September 30, 2016, identified as related to changes in price or volume, are shown in the table below:

(in thousands)
Price	$3,730
Volume	(396)
Other	209
$3,543

	Three Months Ended September 30,
	2017	2016
Gabon net oil production (MBbls)	341	347

Gabon net oil sales (MBbls)	336	343
U.S. net oil sales (MBbls)	—	1
Net oil sales (MBbls)	336	344
Net natural gas sales (MMcf)	—	32
Net oil equivalents (MBOE)	336	349

Average realized oil price ($/Bbl)	$51.10	$40.00
Average realized natural gas price ($/Mcf)	—	2.37
Weighted average realized price ($/BOE)	51.10	39.61
Average Dated Brent spot* ($/Bbl)	52.10	45.80
*Average of daily Dated Brent spot prices posted on the U.S. Energy Information Administration website.

Crude oil sales are a function of the number and size of crude oil liftings in each quarter from the FPSO, and thus, crude oil sales do not always coincide with volumes produced in any given quarter. We made three liftings in the third quarters of both 2017 and 2016. Our share of oil inventory aboard the FPSO, excluding royalty barrels, was approximately 42,000 and 39,000 barrels at September 30, 2017 and 2016, respectively.

Production expenses increased  $3.2 million, or approximately 44.3%, in the three months ended September 30, 2017 compared to the same period of 2016. Excluding workovers (a component of total production expenses), the increase is primarily the result of:  our increased ownership interest in the Etame Marin block of Gabon after the November 2016 Sojitz acquisition, costs related to the planned maintenance turnaround, asset integrity work performed during the planned turnaround and costs associated with certain regulatory requirements in Gabon.  Workover costs were minimal in the 2017 period, whereas for the 2016 period we had an adjustment for estimated costs.

Depreciation, depletion and amortization (“DD&A”) costs were not materially different from the three months ended September 30, 2017 compared to the same period of 2016.

General and administrative expenses increased $0.9 million, or approximately 55.1% in the three months ended September 30, 2017 compared to the same period of 2016.  Personnel costs were higher in 2017 as a result of higher stock-based compensation as 2016 included the benefit related to employee forfeitures.  This was offset by lower wages and employee benefits in 2017.

Bad debt expense and other  was not materially different for the three months ended September 30, 2017 and 2016 related primarily to the allowance for the Value added tax receivable (“VAT”).

Other operating expenses for three months ended September 30, 2016 included $0.2 million related to the demobilization and release of the contracted drilling rig in Gabon.

Interest expense for the three months ended September 30, 2017 and 2016 relates to our “Term Loan” as discussed in Note 5 to the condensed consolidated financial statement.

Other, net for the three months ended September 30, 2017 and 2016 consists primarily of foreign currency gains and derivative instrument losses, as discussed in Note 7 to the condensed consolidated financial statements.

Income tax expense increased  $0.6 million in the three months ended September 30, 2017 compared to the same period of 2016. Income tax expense in both periods is primarily attributable to our operations in Gabon, and is higher in 2017 than income tax for the comparable 2016 period as a result of higher revenues.

Loss from discontinued operations for the three months ended September 30, 2017 and 2016 is attributable to our Angola segment as discussed further in Note 3 to the condensed consolidated financial statements. The small loss from discontinued operations for the three months ended September 30, 2017 was related to ongoing administration costs. The loss from discontinued operations for the three months ended September 30, 2016 was primarily related to the $15.0 million accrual for the potential payment of the drilling obligations in exploration costs and $0.4 million in ongoing administration costs.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

We reported net income for the nine months ended September 30, 2017 of $6.2 million, compared to a net loss of $22.9 million for the same period of 2016. These amounts of income (loss) were inclusive of our loss from discontinued operations for the nine months ended September 30, 2017 of $0.5 million, and loss from discontinued operations for the nine months ended September 30, 2016 of $8.0 million. Further discussion of results by significant line item follows.

Oil and natural gas revenues increased  $15.4 million, or approximately 34.7%, during the nine months ended September 30, 2017 compared to the same period of 2016. A substantial portion of the increase in revenue is related to higher realized oil prices as well as higher volumes attributable to the Sojitz acquisition.  This was offset in part by an overall decrease in sales volumes.

The revenue changes in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 identified as related to changes in price or volume are shown in the table below:

(in thousands)
Price	$15,808
Volume	(832)
Other	435
$15,411

	Nine Months Ended September 30,
	2017	2016
Gabon net oil production (MBbls)	1,154	1,181

	1,143	1,159
U.S. net oil sales (MBbls)	—	2
Net oil sales (MBbls)	1,143	1,161
Net natural gas sales (MMcf)	—	99
Net oil equivalents (MBOE)	1,143	1,178

Average realized oil price ($/Bbl)	$49.86	$36.03
Average realized natural gas price ($/Mcf)	—	1.85
Weighted average realized price ($/BOE)	49.86	35.68
Average Dated Brent spot* ($/Bbl)	51.75	41.86
*Average of daily Dated Brent spot prices posted on the U.S. Energy Information Administration website.

Crude oil sales are a function of the number and size of crude oil liftings in each quarter from the FPSO, and thus crude oil sales do not always coincide with volumes produced in any given quarter. We made nine liftings for the nine months ended September 30, 2017 and 2016. Our share of oil inventory aboard the FPSO, excluding royalty barrels, was approximately 42,000 and 39,000 barrels at September 30, 2017 and 2016, respectively.

Production expenses increased $2.4 million, or approximately 9.3%, in the nine months ended September 30, 2017 compared to the same period of 2016, primarily as a result of our increased ownership in the Etame Marin block of Gabon after the November 2016 Sojitz acquisition, costs related to the planned maintenance turnaround, asset integrity work performed during the planned turnaround, costs associated with certain regulatory requirements in Gabon, custom fees and FPSO cost escalation.

Depreciation, depletion and amortization (“DD&A”) decreased $0.2 million, or approximately 4.3%, in the nine months ended September 30, 2017 compared to the same period of 2016 due to the favorable impact of depleting our costs over a higher reserve base as a result of improvements in estimated reserves identified at December 31, 2016 as well as lower production.

General and administrative expenses increased $0.8 million, or approximately 10.4% in the nine months ended September 30, 2017 compared to the same period of 2016.  The increase was primarily related to higher legal fees and accounting and auditing costs offset by lower personnel costs.  Personnel costs were lower in 2017 as a result of lower wages and employee benefits offset by higher stock-based compensation as 2016 included the benefit related to employee forfeitures.

Bad debt expense and other for the nine months ended September 30, 2017 and 2016 related primarily to the allowance on the Value added tax (“VAT”) receivable.

Other operating expenses for the nine months ended September 30, 2016 included $2.1 million accrued for certain unpaid payroll taxes in Gabon which were not paid pertaining to labor provided to us over a number of years by a third-party contractor and $7.6 million, net to VAALCO, of expense associated with the demobilization and release of the contracted drilling rig. In June 2016, we reached an agreement with the drilling contractor to pay less than our originally estimated maximum day rate, plus demobilization costs, in seven equal monthly installments beginning in July 2016.  In January 2017, we resolved the Gabon payroll tax obligation.

General and administrative related to shareholder matters for the nine months ended September 30, 2016 reflects offsetting insurance proceeds related to costs incurred on shareholder litigation that was settled in 2016.

Other, net for the nine months ended September 30, 2017 and 2016 consists primarily of foreign currency gains and derivative instrument losses as discussed in Note 7 to the condensed consolidated financial statements.

Interest expense for the nine months ended September 30, 2017 and 2016 relates to our “Term Loan” as discussed in Note 5 to the condensed consolidated financial statement.

Income tax expense increased $2.2 million in the nine months ended September 30, 2017 compared to the same period of 2016. Income tax expense in both periods is primarily attributable to our operations in Gabon and is higher in 2017 than income tax for the comparable 2016 period as a result of higher revenues.

Loss from discontinued operations for the nine months ended September 30, 2017 is attributable to our Angola segment as discussed further in Note 3 to the condensed consolidated financial statements. The loss from discontinued operations for the 2017 period is related to ongoing administrative costs.  For the nine months ended September 30, 2016,  we reported loss from discontinued operations primarily as a result of $3.1 million of income tax on financial gains and $15.0 million accrual for the potential payment of drilling obligations offset by $7.6 million of bad debt recovery and $3.2 million of collected default interest.

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

Interest Rate Risk

The floating interest rate on our amended loan agreement exposes us to risks associated with changes in interest rates (LIBOR). At September 30, 2017 and December 31, 2016, we had $11.0 million and $14.4 million, respectively, which include deferred financing costs of $0.3 million and $0.6 million, respectively, in borrowings outstanding with the IFC. Fluctuations in floating interest rates will cause our interest costs to fluctuate. For the nine months ended September 30, 2017 and 2016, the average effective interest rates on our debt, excluding commitment fees, were 6.87% and 5.04%, respectively. If the balance of the debt at September 30, 2017 were to remain constant, a 1% change in market interest rates would impact our cash flow by an estimated $0.1 million per year. As future quarterly repayments of the loan reduce the principal amount of the Term Loan, our cash flow becomes less sensitive to fluctuations in interest rate.

COUNTERPARTY Risk

We are exposed to market risk on our open derivative instruments related to potential nonperformance by our counterparty. To mitigate this risk, we enter into such derivative contracts with creditworthy financial institutions deemed by management as competent and competitive market makers.

Commodity Price Risk

Our major market risk exposure continues to be the prices received for our oil and natural gas production. Sales prices are primarily driven by the prevailing market prices applicable to our production. Market prices for oil and natural gas have been volatile and unpredictable in recent years, and this volatility may continue. Beginning in the third quarter of 2014, the prices for oil and natural gas began a dramatic decline which continued through the first half of 2016. Current prices remain significantly lower than they were in years prior to 2015. Sustained low oil and natural gas prices or a resumption of the decreases in oil and natural gas prices could have a material adverse effect on our financial condition, the carrying value of our proved reserves, our undeveloped leasehold interests and our ability to borrow funds and to obtain additional capital on attractive terms. If oil sales were to remain constant at the most recent quarterly sales volumes of 336 MBbls, a $5 per Bbl decrease in oil price would be expected to cause a $1.7 million decrease per quarter ($6.8 million annualized) in revenues and operating income (loss) and a $1.4 million decrease per quarter ($5.8 million annualized) in net income.

As of September 30, 2017, we had unexpired oil puts with a fair value asset position of $0.1 million. While these crude oil derivative contracts are intended to be an economic hedge, they are not designated as hedges for accounting purposes. The contracts are measured at fair value at the end of each quarter, with changes in value flowing through net income. See Note 7 to the condensed consolidated financial statements for further information about these contracts, their fair value and their impact on our net income.

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

At December 31, 2016, management determined that the effectiveness and timeliness of the performance of controls related to the review of financial reports, the review of account reconciliations and the evaluation and reporting of significant and unusual transactions was not adequate to ensure that the material weakness in internal control identified in 2015 had been fully remediated. Management also determined that as of December 31, 2016 there was a material weakness related to the execution of the control for the physical count of operational spares (included in the “Equipment and other” line item in the consolidated balance sheet) which is performed annually to validate its existence.

REMEDIATION EFFORTS TO ADDRESS MATERIAL WEAKNESSES

In response to the identified material weaknesses at December 31, 2016, our management, with oversight from our Audit Committee, has taken the following actions to remediate the material weaknesses described above:

•	Hired additional permanent employees for key roles in accounting and finance, which had previously been performed by professional consultants.
•

Improved the timing of the periodic financial close, reporting process and analysis of results through the use of a detailed financial close plan and expanding reporting of financial data to senior management.

In addition, management is taking actions to train personnel and improve policies and procedures related to the periodic validation of equipment used in operations.

Management is committed to improving our internal control processes and believes that the measures described above should remediate the material weaknesses identified and strengthen internal control over financial reporting. As we continue to evaluate and improve internal control over financial reporting, additional measures to remediate the material weaknesses or modifications to certain of the remediation procedures described above may be necessary. We expect to complete the required remedial actions during the fourth quarter of 2017.

While senior management and our Audit Committee are closely monitoring the implementation of these remediation plans, we cannot provide any assurance that these remediation efforts will be successful or that internal control over financial reporting will be effective as a result of these efforts. Until the remediation steps set forth above are fully implemented and operating for a sufficient period of time, the material weaknesses that exist at September 30, 2017 will continue to exist.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Except for the activities taken related to the remediation of the material weaknesses described above, there were no changes in our internal control over financial reporting that occurred during three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Dated: November 8, 2017