Form 10-Q
period 2018-03-31
VAALCO ENERGY INC /DE/
filed 2018-05-07
CIK 894627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April  30, 2018, there were outstanding 58,910,641 shares of common stock, $0.10 par value per share, of the registrant.

As of April 30, 2018 there were outstanding 58,910,641 shares of common stock, $0.10 par value per share, of the registrant.

VAALCO ENERGY, INC. AND SUBSIDIARIES

 Unless the context otherwise indicates, references to “VAALCO,” “the Company”, “we,” “our,” or “us” in this Form 10-Q are references to VAALCO Energy, Inc., including its wholly-owned subsidiaries.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share amounts)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$32,205	$19,669
Restricted cash	866	842
Receivables:
Trade	8,260	3,556
Accounts with partners, net of allowance of $0.5 million at March 31, 2018 and December 31, 2017	88	3,395
Other	12	100
Crude oil inventory	1,279	3,263
Prepayments and other	3,767	2,791
Current assets - discontinued operations	3,030	2,836
Total current assets	49,507	36,452
Property and equipment - successful efforts method:
Wells, platforms and other production facilities	390,279	389,935
Undeveloped acreage	10,000	10,000
Equipment and other	9,366	9,432
	409,645	409,367
Accumulated depreciation, depletion, amortization and impairment	(387,046)	(386,146)
Net property and equipment	22,599	23,221
Other noncurrent assets:
Restricted cash	968	967
Value added tax and other receivables, net of allowance of $6.6 million and $6.5 million at March 31, 2018 and December 31, 2017, respectively	7,043	6,925
Deferred tax asset	1,260	1,260
Abandonment funding	10,808	10,808
Total assets	$92,185	$79,633

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,269	$11,584
Accounts with partners	4,822	—
Accrued liabilities and other	13,477	12,991
Foreign taxes payable	1,849	—
Current portion of long term debt	5,833	6,666
Current liabilities - discontinued operations	15,002	15,347
Total current liabilities	51,252	46,588
Asset retirement obligations	20,434	20,163
Other long term liabilities	283	284
Long term debt, excluding current portion, net	1,119	2,309
Total liabilities	73,088	69,344
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, none issued, 500,000 shares authorized, $25 par value	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized, 66,443,971 shares issued, 58,862,876 shares outstanding as of March 31, 2018 and December 31, 2017	6,644	6,644
Additional paid-in capital	71,400	71,251
Less treasury stock 7,581,095 shares at cost as of March 31, 2018 and December 31, 2017	(37,953)	(37,953)
Accumulated deficit	(20,994)	(29,653)
Total shareholders' equity	19,097	10,289
Total liabilities and shareholders' equity	$92,185	$79,633

See notes to condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenues:
Oil and natural gas sales	$27,645	$21,266
Operating costs and expenses:
Production expense	10,960	7,946
Depreciation, depletion and amortization	1,124	1,869
General and administrative expense	2,603	3,127
General and administrative related to shareholder matters	—	15
Bad debt expense (recovery) and other	(56)	98
Total operating costs and expenses	14,631	13,055
Other operating income (expense), net	24	(63)
Operating income	13,038	8,148
Other income (expense):
Interest expense, net	(354)	(403)
Other, net	69	(116)
Total other expense, net	(285)	(519)
Income from continuing operations before income taxes	12,753	7,629
Income tax expense	4,042	3,194
Income from continuing operations	8,711	4,435
Loss from discontinued operations	(52)	(176)
Net income	$8,659	$4,259

Basic net income (loss) per share:
Income from continuing operations	$0.15	$0.07
Loss from discontinued operations	0.00	0.00
Net income per share	$0.15	$0.07
Basic weighted average shares outstanding	58,863	58,567
Diluted net income (loss) per share:
Income from continuing operations	$0.15	$0.07
Loss from discontinued operations	0.00	0.00
Net income per share	$0.15	$0.07
Diluted weighted average shares outstanding	58,863	58,580

See notes to condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash Flows From Operating Activities:
Net income	$8,659	$4,259
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	52	176
Depreciation, depletion and amortization	1,124	1,869
Other amortization	60	97
Unrealized foreign exchange gain	(75)	(128)
Stock-based compensation	314	154
Commodity derivatives loss	—	180
Bad debt expense (recovery) and other	(56)	98
Other operating (gain) loss, net	(24)	63
Operational expenses associated with equipment and other	172	—
Change in operating assets and liabilities:
Trade receivables	(4,704)	255
Accounts with partners	8,129	8,099
Other receivables	37	40
Crude oil inventory	1,984	(124)
Prepayments and other	(804)	536
Value added tax and other receivables	83	(317)
Accounts payable	(1,291)	(9,066)
Foreign taxes payable	1,849	—
Accrued liabilities and other	149	(1,509)
Net cash provided by continuing operating activities	15,658	4,682
Net cash used in discontinued operating activities	(591)	(584)
Net cash provided by operating activities	15,067	4,098
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(423)	(768)
Net cash used in continuing investing activities	(423)	(768)
Net cash used in discontinued investing activities	—	—
Net cash used in investing activities	(423)	(768)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuances of common stock	—	38
Debt repayment	(2,083)	(3,750)
Borrowings	—	4,167
Net cash provided by (used in) continuing financing activities	(2,083)	455
Net cash provided by discontinued financing activities	—	—
Net cash provided by (used in) financing activities	(2,083)	455
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	12,561	3,785
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	32,286	30,643
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$44,847	$34,428
Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	$172	$296
Income taxes paid	$2,720	$3,202
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment additions incurred but not paid at period end	$556	$210

See notes to condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND ACCOUNTING POLICIES

VAALCO Energy, Inc. (together with its consolidated subsidiaries “we”, “us”, “our”, “VAALCO,” or the “Company”) is a Houston, Texas based independent energy company engaged in the acquisition, exploration, development and production of crude oil. As operator, we have production operations and conduct exploration activities in Gabon, West Africa. As non-operator, we have opportunities to participate in development and exploration activities in Equatorial Guinea, West Africa. As discussed further in Note 4 below, we have discontinued operations associated with our activities in Angola, West Africa.

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

These condensed consolidated financial statements have been prepared in accordance with rules of the Securities and Exchange Commission (“SEC”) and do not include all the information and disclosures required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. They should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017, which includes a summary of the significant accounting policies.

Reclassifications – Certain reclassifications have been made to prior period amounts to conform to the current period presentation related to the adoption of Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”) and related to reclassifying material and supplies to prepayments and other.  These reclassifications did not affect our consolidated financial results.  See Note 2 – New Accounting Standards for further information associated with ASU 2016-18.

Restricted cash and abandonment funding – Restricted cash includes cash that is contractually restricted. Restricted cash is classified as a current or non-current asset based on its designated purpose and time duration. Current amounts in restricted cash at March 31, 2018 and December 31, 2017 each include an escrow amount representing bank guarantees for customs clearance in Gabon. Long term amounts at March 31, 2018 and December 31, 2017 include a charter payment escrow for the floating, production, storage and offloading vessel (“FPSO”) offshore Gabon as discussed in Note 10.

We invest restricted and excess cash in certificates of deposit and commercial paper issued by banks with maturities typically not exceeding 90 days.

Bad debts – Quarterly, we evaluate our accounts receivable balances to confirm collectability. When collectability is in doubt, we record an allowance against the accounts receivable, purchases of production and a corresponding income charge for bad debts, which appears in the “Bad debt expense (recovery) and other” line item of the condensed consolidated statements of operations. The majority of our accounts receivable balances are with our joint venture partners and the government of Gabon for reimbursable Value-Added Tax (“VAT”). Collection efforts, including remedies provided for in the contracts, are pursued to collect overdue amounts owed to us. Portions of our costs in Gabon (including our VAT receivable) are denominated in the local currency of Gabon, the Central African CFA Franc (“XAF”). As of March 31, 2018, the outstanding VAT receivable balance, excluding the allowance for bad debt, was approximately XAF 21.1 billion (XAF 7.1 billion, net to VAALCO).  As of March 31, 2018, the exchange rate was XAF  532.4 = $1.00.

In June 2016, we entered into an agreement with the government of Gabon to receive payments related to the outstanding VAT receivable balance, of XAF16.3 billion (XAF 4.9 billion, net to VAALCO) representing the outstanding balance as of December 31, 2015, in thirty-six monthly installments of $0.3 million, net to VAALCO.  Since signing the agreement, we have received one payment of $0.3 million, net to VAALCO, in July 2016 and one payment in March 2018 of $0.3 million, net to VAALCO. We are in discussions with the Gabonese government regarding the timing of payments.

For the three months ended March 31, 2018, we recorded a net recovery of $0.1 million related to the allowance for bad debt for VAT for which the government of Gabon has not reimbursed us.  For the three months ended March 31, 2017, we recorded an allowance of $0.1 million.  The receivable amount, net of allowances, is reported as a non-current asset in the “Value added tax and other receivables” line item in the condensed consolidated balance sheets. Because both the VAT receivable and the related allowances are denominated in XAF, the exchange rate revaluation of these balances into U.S. dollars at the end of each reporting period also has an impact on profit/loss. Such foreign currency gains (losses) are reported separately in the “Other, net” line item of the condensed consolidated statements of operations.

The following table provides a rollforward of the aggregate allowance:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Allowance for bad debt
Balance at beginning of year	$(7,033)	$(5,211)
Recovery (charge) to cost and expenses	56	(98)
Foreign currency loss	(187)	(90)
Balance at end of period	$(7,164)	$(5,399)

Derivative Instruments and Hedging Activities – We use derivative financial instruments to achieve a more predictable cash flow from oil production by reducing our exposure to price fluctuations. Our derivative instruments had expired as of December 31, 2017.

We record balances resulting from commodity risk management activities in the condensed consolidated balance sheets as either assets or liabilities measured at fair value. Gains and losses from the change in fair value of derivative instruments and cash settlements on commodity derivatives are presented in the “Other, net” line item located within the “Other income (expense)” section of the condensed consolidated statements of operations.  During the three months ended March 31, 2018 and 2017, we recorded a loss from change in fair value of $0.0 million and $0.2 million, respectively.

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

Fair value of financial instruments – Our current assets and liabilities include financial instruments such as cash and cash equivalents, restricted cash, accounts receivable, derivative assets, accounts payable and guarantee. As discussed further above, derivative assets and liabilities are measured and reported at fair value each period with changes in fair value recognized in net income. With respect to our other financial instruments included in current assets and liabilities, the carrying value of each financial instrument approximates fair value primarily due to the short-term maturity of these instruments. The carrying value of our long-term debt approximates fair value, as the interest rates are adjusted based on market rates currently in effect.  There were no transfers between levels at March 31, 2018 or December 31, 2017.

Foreign currency transactions – The U.S. dollar is the functional currency of our foreign operating subsidiaries. Gains and losses on foreign currency transactions are included in income. Within the condensed consolidated statements of operations line item “Other income (expense)—Other, net,” we recognized gains on foreign currency transactions of $0.1 million and $0.1 million during the three months ended March 31, 2018 and 2017, respectively.

2.  NEW ACCOUNTING STANDARDS

Adopted

In March 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118” (“ASU 2018-05”). ASU 2018-05 adds the Securities and Exchange Commission’s (“SEC”) guidance released on December 22, 2017 in Staff Accounting Bulletin number 118 “(SAB 118”) regarding the Tax Reform Act to the FASB Accounting Standards Codification. The Company adopted ASU 2018-05 in March 2018. The income tax effects recorded in the Company’s financial statements in its Annual Report on Form 10-K for the year ended December 31, 2017 as well as for the three months ended March 31, 2018 as a result of the Tax Reform Act are provisional in accordance with ASU 2018-05 as discussed further in Note 12.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”).   Beginning January 1, 2018, we adopted ASU No. 2014-09, and the related additional guidance provided under ASU No. 2016-10,

2016-11 and 2016-12 (together with ASU 2014-09, “Revenue Recognition ASU”). This new standard replaced most existing revenue recognition guidance in U.S. GAAP. The core principle of the Revenue Recognition ASU requires companies to reevaluate when revenue is recorded on a transaction based upon newly defined criteria, either at a point in time or over time as goods or services are delivered. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and estimates, and changes in those estimates. We adopted the Revenue Recognition ASU via the modified retrospective transition method, taking advantage of the allowed practical expedients that states we are not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. This standard applies to revenues from contracts with customers.  In addition, we recognize other items from carried interest recoupment and royalties paid which are reported in revenues but are not considered to be revenues from contracts with customers.  For revenues from contracts with customers, adoption of this standard did not result in a change in the timing or amount of revenue recognized, and therefore the adoption of this standard did not have a material impact on our financial position, results of operations, debt covenants or business practices.  The adoption did result in expanded disclosures related to the nature of our sales contracts and other matters related to revenues and the accounting for revenues.  In addition, we implemented new internal controls and procedures associated with revenue recognition and disclosures related to revenues, which are reflected in Note 7.

In November 2016, the FASB issued ASU No. 2016-18, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We adopted ASU 2016-18 beginning January 1, 2018 with retroactive application to prior periods. Due to the nature of this accounting standards update, this had an impact on items reported in our statements of cash flows and related disclosures, but no impact on our financial position and results of operations.

The following tables provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	March 31, 2018	December 31, 2017
	(in thousands)
Cash and cash equivalents	$32,205	$19,669
Restricted cash - current	866	842
Restricted cash - non-current	968	967
Abandonment funding	10,808	10,808
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$44,847	$32,286

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2017-09) to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under ASU 2017-09, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The amendments in ASU 2017-09 are effective for all entities for interim and annual reporting periods beginning after December 15, 2017.  The amendments in this update are to be applied prospectively to an award modified on or after the adoption date. The adoption of ASU 2017-09 has not had a material impact on our financial position, results of operations, cash flows and related disclosures.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01”). The purpose of the amendment is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. For public entities, the amendments in ASU 2017-01 are effective for interim and annual reporting periods beginning after December 15, 2017. The amendments in this update are to be applied prospectively to acquisitions and disposals completed on or after the effective date, with no disclosures required at transition. The adoption of ASU 2017-01 has not had a material impact on our financial position, results of operations, cash flows and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”) related to how certain cash receipts and payments are presented and classified in the statement of cash flows. These cash flow issues include debt prepayment or extinguishment costs, settlement of zero-coupon debt, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of ASU 2016-15 has not had a material impact on our financial position, results of operations, cash flows and related disclosures.

Not yet adopted

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which amends the accounting standards for leases.  ASU 2016-02 retains a distinction between finance leases and operating leases. The primary change is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases on the balance sheet. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous guidance. Certain aspects of lease accounting have been simplified and additional qualitative and quantitative disclosures are required along with specific quantitative disclosures required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early application permitted. We are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period presented in the financial statements. Early adoption is allowed. Assuming adoption January 1, 2019, we expect that leases in effect on January 1, 2017 and leases entered into after such date will be reflected in accordance with the new standard in the condensed consolidated financial statements included in our Form 10-Q  for the first quarter of 2019, including comparative financial statements presented in such report. We are in the early stages of our gap assessment, but we expect that leases with terms greater than 12 months, which are currently treated as operating leases, will be capitalized. We expect adoption of this standard to result in the recording of a right of use asset related to certain of our operating leases with a corresponding lease liability. This is expected to result in a material increase in total assets and liabilities as certain of our operating leases are significant as disclosed in Note 10 in our Annual Report on Form 10-K for 2017. We do not expect there will be a material overall impact on results of operations or cash flows. We have developed an implementation plan related to this new standard.  In connection with our implementation plan, we will be reviewing our lease contracts and evaluating other contracts to identify embedded leases and determining the appropriate accounting treatment, and we will be evaluating the impact on processes and procedures as well as the internal controls related to the proper accounting for leases under the new standard.

3.  LIQUIDITY

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

4.  DISPOSITIONS

Discontinued Operations - Angola

In November 2006, we signed a production sharing contract for Block 5 offshore Angola (“PSA”). Our working interest is 40%, and we carry Sonangol P&P, for 10% of the work program.  On September 30, 2016, we notified Sonangol P&P that we were withdrawing from the joint operating agreement effective October 31, 2016. On November 30, 2016, we notified the national concessionaire, Sonangol E.P., that we were withdrawing from the PSA. Further to the decision to withdraw from Angola, we have taken actions to close our office in Angola and reduce future activities in Angola. As a result of this strategic shift, we classified all the related assets and liabilities as those of discontinued operations in the condensed consolidated balance sheets. The operating results of the Angola segment have been classified as discontinued operations for all periods presented in our condensed consolidated statements of operations. We segregated the cash flows attributable to the Angola segment from the cash flows from continuing operations for all periods presented in our condensed consolidated statements of cash flows. The following tables summarize selected financial information related to the Angola segment’s assets and liabilities as of March 31, 2018 and December 31, 2017 and its results of operations for the three months ended March 31, 2018 and 2017.

Summarized Results of Discontinued Operations

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Operating costs and expenses:
General and administrative expense	$32	$171
Total operating costs and expenses	32	171
Operating loss	(32)	(171)
Other expense:
Other, net	(20)	(2)
Total other expense	(20)	(2)
Loss from discontinued operations before income taxes	(52)	(173)
Income tax expense	—	3
Loss from discontinued operations	$(52)	$(176)

Assets and Liabilities Attributable to Discontinued Operations

	March 31, 2018	December 31, 2017
	(in thousands)
ASSETS
Accounts with partners	$3,030	$2,836
Total current assets	3,030	2,836
Total assets	$3,030	$2,836

LIABILITIES
Current liabilities:
Accounts payable	$1	$158
Accrued liabilities and other	15,001	15,189
Total current liabilities	15,002	15,347
Total liabilities	$15,002	$15,347

Drilling Obligation

Under the PSA, we and the other participating interest owner, Sonangol P&P, were obligated to perform exploration activities that included specified seismic activities and drilling a specified number of wells during each of the exploration phases identified in the PSA. The specified seismic activities were completed, and one well, the Kindele #1 well, was drilled in 2015. The PSA provides a stipulated payment of $10.0 million for each of the three exploration wells for which a drilling obligation remains under the terms of the PSA, of which our participating interest share would be $5.0 million per well. We have reflected an accrual of $15.0 million for a potential payment as of March 31, 2018 and December 31, 2017, respectively, which represents what we believe to be the maximum potential amount attributable to VAALCO Angola’s interest under the PSA. We are currently engaged in discussions and meetings with representatives from Sonangol E.P. regarding this potential payment and other possible solutions.

5.  SEGMENT INFORMATION

Our operations are based in Gabon and Equatorial Guinea.  Each of our two reportable operating segments is organized and managed based upon geographic location. Our Chief Executive Officer, who is the chief operating decision maker, and management review and evaluate the operation of each geographic segment separately primarily based on Operating income (loss). The operations of all segments include exploration for and production of hydrocarbons where commercial reserves have been found and developed. Revenues are based on the location of hydrocarbon production. Corporate and other is primarily corporate and operations support costs which are not allocated to the reportable operating segments.

Segment activity of continuing operations for the three months ended March 31, 2018 and 2017 as well as long-lived assets and segment assets at March 31, 2018 and December 31, 2017 are as follows:

	Three Months Ended March 31, 2018
(in thousands)	Gabon	Equatorial Guinea	Corporate and Other	Total
Revenues-oil and natural gas sales	$27,643	$—	$2	$27,645
Depreciation, depletion and amortization	1,059	—	65	1,124
Bad debt recovery and other	(56)	—	—	(56)
Operating income (loss)	15,697	(30)	(2,629)	13,038
Other, net	69	3	(3)	69
Interest expense, net	354	—	—	354
Income tax expense	4,042	—	—	4,042
Additions to property and equipment - accrual	428	—	(1)	427

	Three Months Ended March 31, 2017
(in thousands)	Gabon	Equatorial Guinea	Corporate and Other	Total
Revenues-oil and natural gas sales	$21,246	$—	$20	$21,266
Depreciation, depletion and amortization	1,809	—	60	1,869
Bad debt expense and other	98	—	—	98
Operating income (loss)	10,960	(38)	(2,774)	8,148
Interest expense, net	403	—	—	403
Income tax expense	3,194	—	—	3,194
Additions to property and equipment - accrual	262	—	—	262

(in thousands)	Gabon	Equatorial Guinea	Corporate and Other	Total
Long-lived assets from continuing operations:
Balance at March 31, 2018	$12,081	$10,000	$518	$22,599
Balance at December 31, 2017	12,638	10,000	583	23,221

Assets from continuing operations:
Balance at March 31, 2018	$75,718	$10,097	$3,340	$89,155
Balance at December 31, 2017	63,122	10,095	3,580	76,797

Information about our most significant customers

For the period from August of 2015 through March 2018, we sold our crude oil production from Gabon under a term contract with Glencore Energy UK Ltd. (“Glencore”) with pricing based upon an average of Dated Brent in the month of lifting, adjusted for location and market factors. The contract with Glencore ends in January 2019. Sales of oil to Glencore were approximately 100% of total revenues for the three months ended March 31, 2018 and 2017.

6.  EARNINGS PER SHARE

Basic earnings per share (“EPS”) is calculated using the average number of shares of common stock outstanding during each period. For the calculation of diluted shares, we assume that restricted stock is outstanding on the date of vesting, and we assume the issuance of shares from the exercise of stock options using the treasury stock method.

A reconciliation from basic to diluted shares follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Basic weighted average shares outstanding	58,863	58,567
Effect of dilutive securities	—	13
Diluted weighted average shares outstanding	58,863	58,580
Stock options and unvested restricted stock grants excluded from dilutive calculation because they would be anti-dilutive	3,255	2,238

7.  REVENUE

Substantially all of our revenues are attributable to our Gabon operations.  Revenues from contracts with customers are generated from sales in Gabon pursuant to crude oil sales and purchase agreements (“COSPA”). These contracts have been and will be renewed or replaced from time to time either with the current buyer or another buyer. Since August 2015, the COSPA has been executed with the same buyer, initially for a one-year period, with amendments to extend the period through January 31, 2018.  Beginning February 1, 2018 through January 31, 2019, a new COSPA was entered into with this same customer.

The COSPA with the third party is renegotiated near the end of the contract term and may be entered into with a different buyer or the same buyer going forward.   Except for internal costs (which are expensed as incurred), there are no upfront costs associated with obtaining a new COSPA.

Customer sales generally occur on a monthly basis when the customer’s tanker arrives at the FPSO and the crude oil is delivered to the tanker through a connection. There is a single performance obligation (delivering oil to the delivery point, i.e. the connection to the customer’s crude oil tanker) that gives rise to revenue recognition at the point in time when the performance obligation event takes place.  This is referred to as a “lifting”.  Liftings can take one to two days to complete.  The intervals between liftings are generally 30 days; however, changes in the timing of liftings will impact the number of liftings which occur during the period. Therefore, the performance obligation attributable to volumes to be sold in future liftings are wholly unsatisfied, and there is no transaction price allocated to remaining performance obligations.    We have utilized the practical expedient in ASC Topic 606-10-50-14(a) which states that the Company is not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation.

Previously, we followed the sales method of accounting to account for crude oil production imbalances. In conjunction with the adoption of ASC Topic 606, we will continue to account for production imbalances as a reduction in reserves.  See Note 2 for further information.  The volumes sold may be more or less than the volumes to which we are entitled based on our ownership interest in the property, and we would recognize a liability if our existing proved reserves were not adequate to cover an imbalance.

For each lifting completed under the COSPA, payment is made by the customer in U.S. Dollars by electronic transfer thirty days after the date of the bill of lading.  For each lifting of oil, the price is determined based on a formula using published Dated Brent prices as well as market differentials plus a fixed contract differential.

Generally, no significant judgments or estimates are required as of a given filing date with regard to applicable price or volumes sold because all of the parameters are known with certainty related to liftings that occurred in the recently completed calendar quarter. As such, we deem this situation to be characterized as a fixed price situation.

The Company also has income associated with the Production Sharing Contract (“PSC”) for the Etame block in Gabon.  This contract is not a customer contract, and therefore the associated revenues are not within the scope of Accounting Standards Codification (“ASC”) 606.  The terms of the PSC includes provisions for payments to the government of Gabon for: royalties based on 13% of production at the published price, a  shared portion of “profit oil” determined based on daily production rates, and a carried working interest of 7.5%.  For both royalties and profit oil, the PSC provides that the government of Gabon may settle these obligations in-kind, i.e. taking crude oil barrels, rather than with cash payments.

The government of Gabon has not elected to take its royalties in-kind, and this obligation is settled through a monthly cash payment.  Payments for royalties are reflected as a reduction in revenues from customers.  Should the government elect to take the production attributable to its royalty in-kind, we would no longer have sales to customers associated with production assigned to royalties.

With respect to the government’s share of profit oil, the PSC provides that corporate income tax is satisfied through the payment of profit oil.  In the condensed consolidated statements of operations, the government’s share of revenues from profit oil is reported in revenues with a corresponding amount reflected in the current provision for income tax expense.  Prior to February 1, 2018, the government did not take any of its share of profit oil in-kind.  These revenues have been included in revenues to customers as the Company entered into the contract with the customer to sell the crude oil and was subject to the performance obligations associated with the contract.  For the in-kind sales by the government beginning February 1, 2018, these are not considered revenues under a customer contract as the Company is not a party to the contracts with the buyers of this crude oil.  However, consistent with the reporting of profit oil in prior periods, the amount associated with the profit oil under the terms of the PSC is reflected as revenue with an offsetting amount reported in current income tax expense.  Payments of the income tax expense will be reported in the period in which the government takes its profit oil in-kind, i.e. the period in which it lifts the crude oil.

We also report as revenues the amounts associated with the carried interest under the PSC.  In this carried interest arrangement, the carrying parties, which include the Company and other partners, are obligated to fund all of the working interest costs which would otherwise be the obligation of the carried party.  The carrying parties recoups these funds from the carried interest party’s revenues.  Under the PSC, the Company and the other working interest owners are carrying a party which has a 7.5% working interest in the Etame block.

The following table presents revenues from contracts with customers as well as revenues associated with the obligations under the PSC.

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Revenue from customer contracts:
Glencore oil revenue	$28,463	$20,344
Gabonese government share of profit oil	2,193	3,194
U.S. oil and gas revenue	—	20
Other items reported in revenue not associated with customer contracts:
Carried interest recoupment	651	817
Royalties	(3,662)	(3,109)
Total revenue, net	$27,645	$21,266

8.  OIL AND NATURAL GAS PROPERTIES AND EQUIPMENT

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

There was no triggering event in the first quarter of 2018 that would cause us to believe the value of oil and natural gas producing properties should be impaired.  Factors considered included the fact that we incurred no significant capital expenditures in 2018 related to the fields in the Etame Marin block, the future strip prices for the first quarter of 2018 modestly increased from the fourth quarter of 2017, and there were no indicators that adjustments were needed to the  year-end reserve report.

There was no triggering event in the first quarter of 2017 that caused us to believe the value of oil and natural gas producing properties should be impaired.  During the first quarter of 2017, our negative price differential to Brent narrowed and we incurred no significant capital spending.  We considered these and other factors and determined that there were no events or circumstances triggering an impairment evaluation for all of our fields.

9.  DEBT

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

The Amended Term Loan Agreement also provided for an additional borrowing of up to $5.0 million, which could be requested in a single draw, subject to the IFC’s approval, through March 15, 2017. On March 14, 2017, we borrowed $4.2 million under this provision of the Amended Term Loan Agreement. The additional borrowings must be repaid in five quarterly principal installments commencing June 30, 2017, together with interest accruing at LIBOR plus 5.75%.

The borrowings at March 31, 2018 under the Amended Term Loan Agreement was $7.1 million which approximates fair value when measured using a discounted cash flow model over the life of the current borrowings at forecasted interest rates. The inputs to this model are Level 3 in the fair value hierarchy.  At March 31, 2018 and December 31, 2017, the deferred financing costs were $0.1 million and $0.2 million, respectively.

Covenants

Under the Amended Term Loan Agreement, the ratio of quarter-end net debt to EBITDAX (as defined in the Amended Term Loan Agreement) must be no more than 3.0 to 1.0. Additionally, our debt service coverage ratio must be greater than 1.2 to 1.0 at each semi-annual review period. Certain of VAALCO’s subsidiaries are contractually prohibited from making payments, loans or transferring assets to VAALCO or other affiliated entities. Specifically, under the Amended Term Loan Agreement, VAALCO Gabon S.A. could be restricted from transferring assets or making dividends, if the positive and negative covenants are not in compliance with the Amended Term Loan Agreement.  We were in compliance with all financial covenants as of March 31, 2018 and December 31, 2017.

Interest

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

The table below shows the components of the “Interest expense, net” line item of our condensed consolidated statements of operations and the average effective interest rate, excluding commitment fees, on our borrowings:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Interest incurred, including commitment fees	$173	$304
Deferred finance cost amortization	60	97
Other interest not related to debt (a)	121	2
Interest expense, net	$354	$403

Average effective interest rate, excluding commitment fees	7.61%	6.75%

(a) The “Other interest not related to debt” line item includes interest income.

10.  COMMITMENTS AND CONTINGENCIES

Abandonment funding

As part of securing the first of two five-year extensions to the Etame field production license to which we are entitled from the government of Gabon, we agreed to a cash funding arrangement for the eventual abandonment of all offshore wells, platforms and facilities on the Etame Marin block. The agreement was finalized in the first quarter of 2014 (effective as of 2011) providing for annual funding over a period of ten years in amounts equal to 12.14% of the total abandonment estimate for the first seven years and 5.0% per year for the last three years of the production license. The amounts paid will be reimbursed through the cost account and are non-refundable. The abandonment estimate used for this purpose is approximately $61.1 million ($19.0 million net to VAALCO) on an undiscounted basis. Through March 31, 2018, $34.8 million ($10.8 million net to VAALCO) on an undiscounted basis has been funded. This cash funding is reflected under “Other noncurrent assets” as “Abandonment funding” on our condensed consolidated balance sheets. Future changes to the anticipated abandonment cost estimate could change our asset retirement obligation and the amount of future abandonment funding payments.

FPSO charter

In connection with the charter of the FPSO, we, as operator of the Etame Marin block, guaranteed all of the lease payments under the charter through its contract term, which expires in September 2020. At our election, the charter may be extended for two one-year periods beyond September 2020. We obtained guarantees from each of our partners for their respective shares of the payments. Our net share of the charter payment is 31.1%, or approximately $9.7 million per year. Although we believe the need for performance under the charter guarantee is remote, we recorded a liability of $0.5 million as of March 31, 2018 and December 31, 2017 representing the guarantee’s estimated fair value. The guarantee of the offshore Gabon FPSO lease has  $77.5 million and $85.2 million in remaining gross minimum obligations as of March 31, 2018 and December 31, 2017, respectively.

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

In 2017, the government of Gabon conducted a tax audit of our Gabon subsidiary covering the years 2013 through 2016, and in December 2017, we received a report on their findings, and we are in discussions with the taxing authority on the amounts due.  Based on these discussions and our evaluation of the findings, we have made an accrual of $0.4 million and $0.5 million, respectively, net to

VAALCO, for the estimated additional taxes along with penalties in the “Accrued liabilities and other” line item of our consolidated balance sheets at March 31, 2018 and December 31, 2017.

At March 31, 2018 and December 31, 2017, we had accrued $1.3 million, net to VAALCO, in “Accrued liabilities and other” on our condensed consolidated balance sheets for potential fees which may result from a customs audits.

11.  STOCK-BASED COMPENSATION

Our stock-based compensation has been granted under several stock incentive and long-term incentive plans. The plans authorize the Compensation Committee of our Board of Directors to issue various types of incentive compensation. Currently, we have issued stock options, restricted shares and stock appreciation rights from the 2014 Long-Term Incentive Plan (“2014 Plan”). At March 31, 2018, 1,314,667 shares were authorized for future grants under the 2014 plan.

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

We record non-cash compensation expense related to stock-based compensation as general and administrative expense.  For the three months ended March 31, 2018 and 2017, non-cash compensation was $0.3 million $0.2 million, respectively, related to the issuance of stock options and restricted stock. Because we do not pay significant United States federal income taxes, no amounts were recorded for future tax benefits.

Stock options

Stock options have an exercise price that may not be less than the fair market value of the underlying shares on the date of grant. In general, stock options granted to participants will become exercisable over a period determined by the Compensation Committee of our Board of Directors, which in the past has been a five year life, with the options vesting over a service period of up to five years. In addition, stock options will become exercisable upon a change in control, unless provided otherwise by the Compensation Committee. There were zero and $38 thousand in cash proceeds from the exercise of stock options in the three months ended March 31, 2018 and 2017, respectively.  During the three months ended March 31, 2018, options for 494,941 shares were granted to employees; these options vest over a three-year period, vesting in three equal parts on the first, second and third anniversaries after the date of grant and have an exercise price of $0.86 per share.

Stock option activity for the three months ended March 31, 2018 is provided below:

	Number of Shares Underlying Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at January 1, 2018	2,597	$1.77
Granted	495	0.86
Exercised	—	—
Forfeited/expired	(95)	7.75
Outstanding at March 31, 2018	2,997	1.43	—	$—
Exercisable at March 31, 2018	1,579	1.84	—	$—

Restricted shares

Restricted stock granted to employees will vest over a period determined by the Compensation Committee which is generally a three year period, vesting in three equal parts on the first three anniversaries following the date of the grant. Share grants to directors vest immediately and are not restricted.   During the three months ended March 31, 2018, the Company issued 323,474 shares of service based restricted stock to employees with a grant date fair value of $0.86 per share.  The vesting of these shares is dependent upon the employee’s continued service with the Company.  The shares will vest in three equal parts over three years. The following is a summary of activity in unvested restricted stock in the three months ended March 31, 2018.

	Restricted Stock	Weighted Average Grant Price
	(in thousands)
Non-vested shares outstanding at January 1, 2018	340	$1.10
Awards granted	323	0.86
Awards vested	—	—
Awards forfeited	—	—
Non-vested shares outstanding at March 31, 2018	663	0.98

In both the three months ended March 31, 2018 and 2017, no shares were added to treasury as a result of tax withholding on vestings of restricted shares.

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

During the three months ended March 31, 2018, 2,373,411 SARs were granted to employees which vest over a three-year period with a life of 5 years and have a $0.86 SAR price per share specified in a SAR award on the date of grant.  With respect to SARs granted in 2017, one-third of the SARs are to vest on or after the first anniversary of the grant date at such time when the market price per share of our common stock exceeds $1.30; one-third of the SARs are to vest on or after the second anniversary of the grant date at such time when the share price exceeds $1.50; and one-third of the SARs are to vest on or after the third anniversary of the grant date at such time when the share price exceeds $1.75.

SAR activity for the three months ended March 31, 2018 is provided below:

	Number of Shares Underlying SARs	Weighted Average Exercise Price Per Share	Term	Value
	(in thousands)		(in years)	(in thousands)
Outstanding at January 1, 2018	1,076	$1.17
Granted	2,373	0.86
Exercised	—	—
Forfeited/expired	—	—
Outstanding at March 31, 2018	3,449	0.96	—	$—
Exercisable at March 31, 2018	120	1.04	2.97	$—

12. INCOME TAXES

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

On December 22, 2017, the United States government enacted the Tax Cuts and Jobs Act, commonly referred to as the Tax Reform Act. The Tax Reform Act includes significant changes to the U.S. income tax system including but not limited to: a federal corporate rate reduction from 35% to 21%; limitations on the deductibility of interest expense and executive compensation; repeal of the Alternative Minimum Tax (“AMT”); full expensing provisions related to business assets; creation of new minimum taxes such as the base erosion anti-abuse tax (“BEAT”) and Global Intangible Low Taxed Income (“GILTI”) tax; and the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system, which will result in a one time U.S. tax liability on those earnings which have not previously been repatriated to the U.S. (the “Transition Tax”).  The provisional impacts of this legislation are outlined below:

•

Beginning January 1, 2018, the U.S. corporate income tax rate will be 21%.  The Company is required to recognize the impacts of this rate change on its deferred tax assets and liabilities in the period enacted.  However, as the Company has a full valuation allowance on its net deferred tax asset, any deferred tax recognized due to the change in rate will be offset with a change in the valuation allowance.  Therefore, there was no overall impact to the financial statements in 2017 or 2018 due to this change in rate.

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

Other provisions in the legislation, such as interest deductibility and changes to executive compensation plans are not expected to have material implications to the Company’s financial statements.  The income tax effects recorded in the Company’s financial statements as a result of the Tax Reform Act are provisional in accordance with ASU 2018-05 as the Company has not yet completed its evaluation of the impact of the new law. ASU 2018-05 allows for a measurement period of up to one year after the enactment date of the Tax Reform Act to finalize the recording of the related tax impacts. The Company does not believe potential adjustments in future periods would materially impact the Company’s financial condition or results of operations.

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

Income taxes attributable to continuing operations for the three months ended March 31, 2018 and 2017 are attributable to foreign taxes payable in Gabon.  The Company has not recorded any measurement period adjustments under ASU 2018-05 during the three months ended March 31, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) which are intended to be covered by the safe harbors created by those laws. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect or anticipate may occur in the future, including without limitation, statements regarding our financial position, operating performance and results, reserve quantities and net present values, market prices, business strategy, derivative activities, taxes, the amount and nature of capital expenditures and plans and objectives of management for future operations are forward-looking statements. When we use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “forecast,” “outlook,” “aim,”, “target”, “will,” “could,” “should,” “may,” “likely,” “plan,” “probably” or similar expressions, we are making forward-looking statements. Many risks and uncertainties that could affect our future results and could cause results to differ materially from those expressed in our forward-looking statements include, but are not limited to:

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

The information contained in this report and the information set forth under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”) identifies additional factors that could cause our results or performance to differ materially from those we express in forward-looking statements. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of these assumptions and therefore also the forward-looking statements based on these assumptions, could themselves prove to be inaccurate. In light of the significant uncertainties inherent in the forward-looking statements which are included in this report and the 2017 Form 10-K, our inclusion of this information is not a representation by us or any other person that our objectives and plans will be achieved. When you consider our forward-looking statements, you should keep in mind these risk factors and the other cautionary statements in this report.

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

CURRENT DEVELOPMENTS

During 2017, the global oil supply and demand were close to being balanced; however, no assurances can be made that this trend will continue. ICE Dated Brent crude oil prices fluctuated between $44 and $67 per Bbl from January 2017 through December 2017.  During the three months ended March 31, 2018, ICE Dated Brent crude oil prices have fluctuated between $62 and $71 per Bbl.

Our common stock is currently listed on the NYSE. On April 6 and June 28, 2017, we received notices from the NYSE that we were not in compliance with a provision of the NYSE’s continued listing standards that require the average closing price of our common stock to be at least $1.00 per share over a consecutive 30-trading-day period.  The 30 trading-day average closing price of the Company’s common stock for these notices had been $0.99 per share.  We have responded to these notifications, and we have requested a vote on a reverse stock split at our next annual stockholders’ meeting to regain compliance with the minimum market share price rule.  In addition, we received a notification from the NYSE on November 30, 2016 that our market capitalization had fallen below the NYSE’s continued listing standard because our average market capitalization had fallen below $50 million over a trailing 30 trading-day period and our last reported stockholders’ equity was less than $50 million.  This notice from the NYSE does not affect our business operations or trigger any default or other violation of our debt or other material obligations.  We have until May 30, 2018 to regain compliance with the minimum market capitalization rule.  We are evaluating options to either regain compliance with these rules or listing on a different exchange.

ACTIVITIES BY ASSET

Gabon

Offshore – Etame Marin Block

Development and Production

We operate the Etame, Avouma/South Tchibala, Ebouri, Southeast Etame and the North Tchibala fields on behalf of a consortium of four companies. As of March 31, 2018, production operations in the Etame Marin block included nine platform wells, plus three subsea wells across all fields tied back by pipelines to deliver oil and associated natural gas through a riser system to allow for delivery, processing, storage and ultimately offloading the oil from a leased Floating, Production, Storage and Offloading vessel (“FPSO”) anchored to the seabed on the block. The FPSO has production limitations of approximately 25,000 BOPD and 30,000 barrels of total fluids per day. During the three months ended March 31, 2018 and 2017, production from the block was approximately 1,200 MBbls (325 MBbls net) and 1,539 MBbls (416 MBbls net), respectively.

In late 2016, VAALCO completed a successful workover campaign and replaced Electric Submersible Pumps (“ESPs”) in the South Tchibala 2-H and Avouma 2-H wells on the Avouma platform.  Following the failure of the South Tchibala 2-H ESP in July 2017, VAALCO began workover operations in October 2017 to replace failed ESPs in the South Tchibala 1-HB and South Tchibala 2-H wells.  While production from the South Tchibala 1-HB well was not restored, the workover operation on the South Tchibala 2-H well was successfully completed in November 2017.  Following demobilization of the workover unit in late 2017, the Avouma 2-H well experienced ESP failures, and the well remains temporarily shut-in.  We have worked closely with the original equipment manufacturer and other technical experts to identify the root causes of the ESP failures.  Based on the results of our analysis, changes have been made to the design, installation and operating systems of the ESPs which we believe will reduce the likelihood of untimely failures in the future.  VAALCO is mobilizing a hydraulic workover unit to the Avouma platform to replace the ESP systems in the Avouma 2-H and the South Tchibala 1-HB wells and restore approximately 750 BOPD of net production to both wells before the end of the second quarter of 2018.  Excluding the Avouma platform wells, the wells with ESPs on our three other platforms have operated without incident for up to four years.

Equatorial Guinea

We have a 31% working interest in an undeveloped portion of a block offshore Equatorial Guinea that we acquired in 2012. It is currently unlikely that we will be making any near-term expenditures with respect to any development of this property. We and our partners are evaluating the timing and budgeting for development and exploration activities under a development and production area in the block, including the approval of a development and production plan. Our production sharing contract covering this development and production area provides for a development and production period of 25 years from the date of approval of a development and production plan.  We are in continued discussions with the Ministry of Mines and Hydrocarbons regarding the timing of a possible development plan.

Discontinued Operations - Angola

In November 2006, we signed a production sharing contract for Block 5 offshore Angola (“PSA”). Our working interest is 40%, and it carries Sonangol P&P, for 10% of the work program. On September 30, 2016, we notified Sonangol P&P that we were withdrawing from the joint operating agreement effective October 31, 2016. On November 30, 2016, we notified the national concessionaire, Sonangol E.P., that it was withdrawing from the PSA.  Further to our decision to withdraw from Angola, we have closed our office in Angola and do not intend to conduct future activities in Angola. As a result of this strategic shift, the Angola segment has been classified as discontinued operations in the condensed consolidated financial statements for all periods presented.

Drilling Obligation

Under the PSA, we and the other participating interest owner, Sonangol P&P, were obligated to perform exploration activities that included specified seismic activities and drilling a specified number of wells during each of the exploration phases under the PSA. The specified seismic activities were completed, and one well, the Kindele #1 well, was drilled in 2015. The PSA provides a stipulated payment of $10.0 million for each exploration well for which a drilling obligation remains under the terms of the PSA, of which our participating interest share would be $5.0 million per well. We have reflected an accrual of $15.0 million for a potential payment as of March 31, 2018 and December 31, 2017, which represents what we believe to be the maximum potential amount attributable to our interest under the PSA.  We are currently engaged in discussions with representatives from Sonangol E.P. regarding this potential payment and other possible solutions and believe that the ultimate amount paid will be substantially less than the accrued amount.

CAPITAL RESOURCES AND LIQUIDITY

Cash Flows

Our cash flows for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31,
	2018	2017	Change
	(in thousands)
Net cash provided by operating activities before change in operating assets and liabilities	$10,226	$6,768	$3,458
Net change in operating assets and liabilities	5,432	(2,086)	7,518
Net cash provided by continuing operating activities	15,658	4,682	10,976
Net cash used in discontinued operating activities	(591)	(584)	(7)
Net cash provided by operating activities	15,067	4,098	10,969
Net cash used in continuing investing activities	(423)	(768)	345
Net cash provided by (used in) financing activities	(2,083)	455	(2,538)
Net change in cash, cash equivalents and restricted cash	$12,561	$3,785	$8,776

The increase in net cash provided by our operating activities for the three months ended March 31, 2018 compared to the same period of 2017 was primarily related to a $3.5 million increase in cash generated by continuing operations before change in operating assets and liabilities which in large part was the result of higher 2018 crude oil prices partially offset by higher operating costs and expenses.  Net cash provided by our operating assets and liabilities increased by $7.5 million compared to same period of 2017.  The net change in operating assets and liabilities of $5.4 million for the three months ended March 31, 2018 included $8.1 million in payments made by partners  partially offset by a pay down of “Accounts payable” and “Accrued liabilities and other” of $1.1 million.  The net change in operating assets and liabilities of $(2.1) million for the three months ended March 31, 2017 included a pay down of “Accounts payable” and “Accrued liabilities and other” of $10.6 million partially offset by collections on receivables from partners of $8.1 million.

Property and equipment expenditures have historically been our most significant use of cash in investing activities. During the three months ended March 31, 2018, these expenditures on a cash basis were $0.4 million, primarily related to equipment purchases. This compares to  $0.8 million in property and equipment expenditures included in capital expenditures for the three months ended March 31, 2017. See “Capital Expenditures” below for further discussion.

Capital Expenditures

During the three months ended March 31, 2018, we made accrual basis capital expenditures of $0.4 million.  At March 31, 2018, we had no material commitments for capital expenditures to be made in 2018 and in future years. However, we may drill two or three development wells in 2019, subject to partner and government approval.  We expect any capital expenditures made during 2018 and 2019 will be primarily funded by cash on hand, cash flow from operations and, if necessary, cash raised from debt and/or equity issuances.

Contractual Obligations

We have an agreed cash funding arrangement for the eventual abandonment of all offshore wells, platforms and facilities on the Etame Marin block. Based upon the abandonment study completed in January 2016, the abandonment cost estimate used for this purpose is approximately $61.1 million ($19.0 million net to VAALCO) on an undiscounted basis. The obligation for abandonment of the Gabon offshore facilities is included in the “Asset retirement obligations” line item on our condensed consolidated balance sheets. Through March 31, 2018, $34.8 million ($10.8 million net to VAALCO) on an undiscounted basis has been funded. This cash funding is reflected under “Other noncurrent assets” in the “Abandonment funding” line item of our condensed consolidated balance sheet. The next funding is expected to be $7.4 million ($2.3 million net to VAALCO) and to be paid in December 2018; however, future changes to the anticipated abandonment cost estimate could change our asset retirement obligation and the amount of future abandonment funding payments.

Under the PSA, we and the other participating interest owner, Sonangol P&P, were obligated to perform exploration activities that included specified seismic activities and drilling a specified number of wells during each of the exploration phases under the PSA. The specified seismic activities were completed, and one well, the Kindele #1 well, was drilled in 2015. The PSA provides a stipulated payment of $10.0 million for each of the three exploration wells for which a drilling obligation remains under the terms of the PSA, of which our participating interest share would be $5.0 million per well. We have reflected an accrual of $15.0 million for a potential payment as of March 31, 2018 and December 31, 2017, which represents what we believe to be the maximum potential amount attributable to our interest under the PSA.  We are currently engaged in discussions with recently appointed representatives from Sonangol E.P. regarding this potential payment and other possible solutions and believe that the ultimate amount paid will be substantially less than the accrued amount.

There have been no significant changes to our commitments and contractual obligations subsequent to December 31, 2017.

Regulatory and Joint Interest Audits

We are subject to periodic routine audits by various government agencies in Gabon, including audits of our petroleum cost account, customs, taxes and other operational matters, as well as audits by other members of the contractor group under our joint operating agreements.

As of March 31, 2018, we had accrued $1.3 million net to VAALCO in “Accrued liabilities and other” on our condensed consolidated balance sheet for these various audits by governmental agencies in Gabon.  See Note 10 to the financial statements for further discussion.

Capital Resources

Credit Facility

Historically, our primary sources of capital have been cash flows from operating activities, borrowings under the credit facility with the IFC and cash balances on hand. The $7.1 million in principal outstanding under our Amended Term Loan Agreement as of March 31, 2018 matures in June 2019, and requires quarterly principal and interest payments on the amounts currently outstanding continuing through June 30, 2019. Interest accrues on the unpaid balance at the per annum rate of LIBOR plus 5.75%.  The current portion of the outstanding debt was $5.8 million as of March 31, 2018. Our repayment obligations under the Amended Term Loan Agreement require us to pay installments of principal totaling $4.6 million through the remainder of 2018 and $2.5 million in 2019. We may make no further borrowings under the terms of the Amended Term Loan Agreement.

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

Under the Amended Term Loan Agreement, quarter-end net debt to EBITDAX (as defined in the loan agreement) must be no more than 3.0 to 1.0. Additionally, our debt service coverage ratio must be greater than 1.2 to 1.0 at semi-annual review period. Forecasting our compliance with these and other financial covenants in future periods is inherently uncertain. Factors that could impact our quarter-end financial covenants in future periods include future realized prices for sales of oil and natural gas, estimated future production, returns generated by our capital program, and future interest costs, among others. We are in compliance with all financial covenants as of March 31, 2018, and we expect to be in compliance with these covenants through maturity. However, there can be no assurance that we will be able to comply with these financial covenants in future periods. In addition, if we receive any waivers or amendments to our Amended Term Loan Agreement, the lender may impose additional operating and financial restrictions on us.

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

Cash on Hand

At March 31, 2018, we had unrestricted cash of $32.2 million. The unrestricted cash balance includes $4.8 million of cash attributable to non-operating partner advances.  As operator of the Etame Marin and Mutamba Iroru blocks in Gabon, we enter into project related activities on behalf of our working interest partners. We generally obtain advances from partners prior to significant funding commitments. Our cash on hand will be utilized, along with cash generated from operations, to fund our operations for the foreseeable future.

We currently sell our crude oil production from Gabon under a term contract that ends in January 2019. Pricing under the contract is based upon an average of Dated Brent in the month of lifting, adjusted for location and market factors.

Liquidity

As discussed above, our revenues, cash flow, profitability, oil and natural gas reserve values and future rates of growth are substantially dependent upon prevailing prices for oil and natural gas. Our ability to borrow funds and to obtain additional capital on attractive terms is also substantially dependent on oil and natural gas prices. After a period of low commodity prices, oil and natural gas prices have stabilized at levels which are currently adequate to generate cash from operating activities for our continuing operations. In addition to the impact of oil and natural gas prices on our access to capital markets, the availability of capital resources on attractive terms may be limited due to the geographic location of our primary producing assets. As discussed above, we may drill two or three development wells in 2019.  Any drilling program we enter into would require approval of our partners and the government of Gabon.  We expect any capital expenditures made during 2018 and 2019 will be primarily funded by cash on hand, cash flow from operations and, if necessary, cash raised from debt and/or equity issuances.  We believe that at current prices, cash generated from continuing operations together with cash on hand at March 31, 2018 are adequate to support our operations and cash requirements during 2018 and through June 30, 2019.

All of our proved reserves are related to the Etame Marin block offshore Gabon. The current term for exploitation of the reserves in the Etame Marin block ends in June 2021, and we are focused on extending the license for the block, which, if accompanied by a successful drilling program, could favorably improve our long-term liquidity. Except to the extent that we conduct successful exploration or development activities or acquire properties containing proved reserves, our estimated net proved reserves will generally decline as reserves are produced. While both our short-term and long-term liquidity are impacted by crude oil prices, our long-term liquidity also depends upon our ability to find, develop or acquire additional oil and natural gas reserves that are economically recoverable.

OFF-BALANCE SHEET ARRANGEMENTS

In connection with the charter of the FPSO (see “— Activities by Asset — Gabon — Offshore-Etame Marin Block”), we, as operator of the Etame Marin block, guaranteed all of the lease payments under the charter through its contract term, which expires in September 2020. At our election, the charter may be extended for two one-year periods beyond September 2020. We obtained guarantees from each of our partners for their respective shares of the payments. Our net share of the charter payment is 31.1%, or approximately $9.7 million per year. Although we believe the need for performance under the charter guarantee is remote, we recorded a liability of $0.5 million as of March 31, 2018 and December 31, 2017 representing the guarantee’s fair value. The guarantee of the offshore Gabon FPSO lease has $77.5 million in remaining gross minimum obligations for the total amount of charter payments at March 31, 2018. There have been no other material off-balance sheet arrangements entered into since December 31, 2017.

CRITICAL ACCOUNTING POLICIES

There have been no changes to our critical accounting policies subsequent to December 31, 2017.

NEW ACCOUNTING STANDARDS

See Note 2 to the condensed consolidated financial statements.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2018  Compared to the Three Months Ended March 31, 2017

We reported net income for the three months ended March 31, 2018 of $8.7 million compared to a net income of $4.3 million for the same period of 2017. The net income for the three months ended March 31, 2018 is inclusive of the loss from discontinued operations for the same period of $0.1 million. The net income for the three months ended March 31, 2017 was inclusive of the loss from discontinued operations for the same period of $0.2 million. Significantly all of our operations are attributable to our Gabon segment.  Further discussion of results by significant line item follows.

Oil and natural gas revenues increased $6.4 million, or approximately 30.0%, during the three months ended March 31, 2018 compared to the same period of 2017. The increase in revenue is primarily attributable to higher realized oil prices due to increases in the Dated Brent market.

The revenue changes in the three months ended March 31, 2018 compared to the three months ended March 31, 2017, identified as related to changes in price or volume, are shown in the table below:

(in thousands)
Price	$6,563
Volume	(52)
Other	(132)
$6,379

	Three Months Ended March 31,
	2018	2017
Gabon net oil production (MBbls)	325	416
Net oil sales (MBbls)	393	394

Average realized oil price ($/Bbl)	$68.69	$51.99
Average Dated Brent spot* ($/Bbl)	66.86	53.59
*Average of daily Dated Brent spot prices posted on the U.S. Energy Information Administration website.

Crude oil sales are a function of the number and size of crude oil liftings in each quarter from the FPSO, and thus, crude oil sales do not always coincide with volumes produced in any given quarter. We made four liftings in the first quarter of 2018 and three liftings in the first quarter 2017.  Our share of oil inventory aboard the FPSO, excluding royalty barrels, was approximately 50,400 and 64,000 barrels at March 31, 2018 and 2017, respectively.  Production volumes for the three months ended March 31, 2018 were much lower than the comparable 2017 period as a result of natural production declines and two wells being temporarily shut-in as a result of the

ESP failures discussed above.  Despite the decline in production volumes, sales volumes were comparable between the periods because sales volumes for the three months ended March 31, 2018 included 95,525 barrels associated with the last lifting in 2017 which was not completed until January 1, 2018.  Net revenues of $6.5 million associated with these net volumes were reported as revenue in 2018 in the three months ended March 31, 2018.

Production expenses increased  $3.0 million, or approximately 37.9%, in the three months ended March 31, 2018 compared to the same period of 2017.  The increase was primarily a result of $0.4 million in workovers costs and higher personnel, fuel, maintenance and charter costs.

Depreciation, depletion and amortization (“DD&A”) costs decreased due to the favorable impact of depleting our costs over a higher reserve bases as a result of improvements in estimated reserves identified at December 31, 2017.

General and administrative expenses decreased $0.5 million, or approximately 16.8% in the three months ended March 31, 2018 compared to the same period of 2017.  Contract fees, other professional services, accounting and audit fees and other taxes were lower in the three months ended March 31, 2018 compared to same period of 2017.

Bad debt expense (recovery) and other decreased for the three months ended March 31, 2018 and 2017 primarily as a result of bad debt recovery related to the Value Added Tax receivable (“VAT”) of $0.2 million which offset bad debt expense of $0.1 million for the three months ended March 31, 2018.

Other operating income (expense),  net for three months ended March 31, 2018 increased $0.1 million as compared to the same period in 2017 related to a reduction in inventory obsolescence.

Interest expense for the three months ended March 31, 2018 and 2017 relates to our term loan with the IFC as discussed in Note 9 to the condensed consolidated financial statements and to interest on taxes other than income taxes.  While interest related to the IFC loan decreased during the three months ended March 31, 2018 due to principal repayments, other interest expense for the 2018 period was higher.

Other, net for the three months ended March 31, 2018 and 2017 consists primarily of foreign currency gains of $0.1 million and $0.1 million,  respectively, as discussed in Note 1 to the condensed consolidated financial statements.  In addition, Other, net for the three months ended March 31, 2017 includes derivative losses of $0.2 million.

Income tax expense increased $0.8 million in the three months ended March 31, 2018 compared to the same period of 2017. Income tax expense in both periods is primarily attributable to our operations in Gabon, and is higher for the three months ended March 31, 2018 than income tax for the comparable 2017 period as a result of higher revenues.

Loss from discontinued operations for the three months ended March 31, 2018 and 2017 is attributable to our Angola segment as discussed further in Note 4 to the condensed consolidated financial statements. The small loss from discontinued operations for the three months ended March 31, 2018 and 2017 was related to ongoing administration costs.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are exposed to market risk, including the effects of adverse changes in commodity prices, foreign exchange rates and interest rates as described below.

Foreign Exchange Risk

Our results of operations and financial condition are affected by currency exchange rates. While oil sales are denominated in U.S. dollars, portions of our costs in Gabon are denominated in the local currency (the Central African CFA Franc, or XAF), and our VAT receivable in Gabon is also denominated in XAF. A weakening U.S. dollar will have the effect of increasing costs while a strengthening U.S. dollar will have the effect of reducing costs. For our VAT receivable in Gabon, a strengthening U.S. dollar will have the effect of decreasing the value of this receivable resulting in foreign exchange losses, and vice versa. The Gabon local currency is tied to the Euro. The exchange rate between the Euro and the U.S. dollar has historically fluctuated in response to international political conditions, general economic conditions and other factors beyond our control.

Interest Rate Risk

The floating interest rate on our Amended Term Loan Agreement exposes us to risks associated with changes in interest rates (LIBOR). At March 31, 2018 and December 31, 2017,  we had $7.0 million and $9.0 million, respectively, which include deferred financing costs of $0.1 million and $0.2 million, respectively, in borrowings outstanding with the IFC. Fluctuations in floating interest rates will cause our interest costs to fluctuate. For the three months ended March 31, 2018 and 2017, the average effective interest rates on our debt, excluding commitment fees, were 7.61% and 6.75%, respectively. If the balance of the debt at March 31, 2018 were to remain constant, a 1% change in market interest rates would impact our cash flow by an estimated $0.1 million per year. As future quarterly repayments of the loan reduce the principal amount of the term loan, our cash flow becomes less sensitive to fluctuations in interest rate.

 Commodity Price Risk

Our major market risk exposure continues to be the prices received for our oil and natural gas production. Sales prices are primarily driven by the prevailing market prices applicable to our production. Market prices for oil and natural gas have been volatile and unpredictable in recent years, and this volatility may continue. Beginning in the third quarter of 2014, the prices for oil and natural gas began a dramatic decline which continued through the first half of 2016. Current prices remain significantly lower than they were in years prior to 2015. Sustained low oil and natural gas prices or a resumption of the decreases in oil and natural gas prices could have a material adverse effect on our financial condition, the carrying value of our proved reserves, our undeveloped leasehold interests and our ability to borrow funds and to obtain additional capital on attractive terms. If oil sales were to remain constant at the most recent quarterly sales volumes of 393 MBbls, a $5 per Bbl decrease in oil price would be expected to cause a $2.0 million decrease per quarter ($8.0 million annualized) in revenues and operating income and a $1.7 million decrease per quarter ($6.7 million annualized) in net income.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have established disclosure controls and procedures designed to ensure that the disclosure requirement in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and effectively communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management of the Company, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on their evaluation as of March 31, 2018, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at such time.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Beginning January 1, 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) and the related additional guidance provided under ASU No. 2016-10, 2016-11 and 2016-12 (together with ASU 2014-09, “Revenue Recognition ASU”).  As a result of the adoption of Accounting Standards Codification (“ASC 606”), we added a control related to the review of customer contracts to ensure that they are properly accounted for in accordance with ASC 606 and we added a control related to the evaluation and review of disclosures related to revenues to ensure that the disclosure requirements under ASC 606 are met.   There were no other changes in our internal control over financial reporting that occurred during the three months ended March 31, 2018 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

For a discussion of our potential risks and uncertainties, see the information in Item 1A “Risk Factors” in our 2017 Form 10-K. There have been no material changes in our risk factors from those described in our 2017 Form 10-K.

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
3.3

First Amendment to the Second Amended and Restated Bylaws of VAALCO Energy, Inc. dated as of December 31, 2015 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 23, 2015, and incorporated herein by reference).

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
Philip F. Patman, Jr.
Chief Financial Officer (duly authorized officer and principal financial officer)

Dated:  May 7, 2018