Form 10-Q
period 2018-06-30
VAALCO ENERGY INC /DE/
filed 2018-08-06
CIK 894627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 31, 2018 there were outstanding 59,445,688 shares of common stock, $0.10 par value per share, of the registrant.

As of July 31, 2018 there were outstanding 59,445,688 shares of common stock, $0.10 par value per share, of the registrant.

VAALCO ENERGY, INC. AND SUBSIDIARIES

 Unless the context otherwise indicates, references to “VAALCO,” “the Company”, “we,” “our,” or “us” in this Form 10-Q are references to VAALCO Energy, Inc., including its wholly-owned subsidiaries.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share amounts)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$40,490	$19,669
Restricted cash	1,029	842
Receivables:
Trade	9,607	3,556
Accounts with joint venture owners, net of allowance of $0.5 million at June 30, 2018 and December 31, 2017	—	3,395
Other	122	100
Crude oil inventory	1,298	3,263
Prepayments and other	3,721	2,791
Current assets - discontinued operations	3,172	2,836
Total current assets	59,439	36,452
Property and equipment - successful efforts method:
Wells, platforms and other production facilities	390,404	389,935
Undeveloped acreage	10,000	10,000
Equipment and other	8,531	9,432
	408,935	409,367
Accumulated depreciation, depletion, amortization and impairment	(387,808)	(386,146)
Net property and equipment	21,127	23,221
Other noncurrent assets:
Restricted cash	918	967
Value added tax and other receivables, net of allowance of $6.4 million and $6.5 million at June 30, 2018 and December 31, 2017, respectively	6,724	6,925
Deferred tax asset	1,260	1,260
Abandonment funding	10,808	10,808
Total assets	$100,276	$79,633

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,876	$11,584
Accounts with joint venture owners	9,807	—
Accrued liabilities and other	16,893	12,991
Foreign taxes payable	5,431	—
Current portion of long term debt	—	6,666
Current liabilities - discontinued operations	15,186	15,347
Total current liabilities	58,193	46,588
Asset retirement obligations	20,708	20,163
Other long-term liabilities	892	284
Long term debt, excluding current portion, net	—	2,309
Total liabilities	79,793	69,344
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, none issued, 500,000 shares authorized, $25 par value	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized, 66,966,301 and 66,443,971 shares issued, 59,420,471 and 58,862,876 shares outstanding	6,696	6,644
Additional paid-in capital	72,013	71,251
Less treasury stock, 7,545,830 and 7,581,095 shares at cost	(37,776)	(37,953)
Accumulated deficit	(20,450)	(29,653)
Total shareholders' equity	20,483	10,289
Total liabilities and shareholders' equity	$100,276	$79,633

See notes to condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Oil and natural gas sales	$24,426	$20,425	$52,071	$41,691
Operating costs and expenses:
Production expense	12,817	9,866	23,777	17,812
Exploration expense	12	—	12	—
Depreciation, depletion and amortization	1,035	1,970	2,159	3,839
General and administrative expense	5,008	3,049	7,611	6,191
Bad debt expense and other	145	183	89	281
Total operating costs and expenses	19,017	15,068	33,648	28,123
Other operating income, net	314	230	338	167
Operating income	5,723	5,587	18,761	13,735
Other income (expense):
Interest expense, net	(30)	(378)	(384)	(781)
Other, net	(1,224)	338	(1,155)	222
Total other expense, net	(1,254)	(40)	(1,539)	(559)
Income from continuing operations before income taxes	4,469	5,547	17,222	13,176
Income tax expense	3,582	3,096	7,624	6,290
Income from continuing operations	887	2,451	9,598	6,886
Loss from discontinued operations	(343)	(168)	(395)	(344)
Net income	$544	$2,283	$9,203	$6,542

Basic net income (loss) per share:
Income from continuing operations	$0.02	$0.04	$0.16	$0.12
Loss from discontinued operations	(0.01)	0.00	(0.01)	(0.01)
Net income per share	$0.01	$0.04	$0.15	$0.11
Basic weighted average shares outstanding	59,090	58,658	58,977	58,613
Diluted net income (loss) per share:
Income from continuing operations	$0.02	$0.04	$0.16	$0.12
Loss from discontinued operations	(0.01)	0.00	(0.01)	(0.01)
Net income per share	$0.01	$0.04	$0.15	$0.11
Diluted weighted average shares outstanding	59,851	58,658	59,358	58,619

See notes to condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,203	$6,542
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	395	344
Depreciation, depletion and amortization	2,159	3,839
Other amortization	191	201
Unrealized foreign exchange (gain)/loss	79	(580)
Stock-based compensation	2,674	783
Commodity derivatives loss	999	50
Bad debt expense and other	89	281
Other operating gain, net	(338)	(167)
Operational expenses associated with equipment and other	1,739	—
Change in operating assets and liabilities:
Trade receivables	(6,051)	(1,314)
Accounts with joint venture owners	13,203	2,610
Other receivables	(23)	58
Crude oil inventory	1,965	(39)
Prepayments and other	(764)	395
Value added tax and other receivables	(249)	(1,130)
Accounts payable	(535)	(4,274)
Foreign taxes payable	5,431	—
Accrued liabilities and other	1,381	(977)
Net cash provided by continuing operating activities	31,548	6,622
Net cash used in discontinued operating activities	(892)	(4,049)
Net cash provided by operating activities	30,656	2,573
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(976)	(1,032)
Acquisitions	—	64
Proceeds from sale of oil and gas properties	—	250
Net cash used in continuing investing activities	(976)	(718)
Net cash used in discontinued investing activities	—	—
Net cash used in investing activities	(976)	(718)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuances of common stock	445	38
Debt repayment	(9,166)	(5,833)
Borrowings	—	4,167
Net cash used in continuing financing activities	(8,721)	(1,628)
Net cash provided by discontinued financing activities	—	—
Net cash used in financing activities	(8,721)	(1,628)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	20,959	227
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	32,286	30,643
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$53,245	$30,870
Supplemental disclosure of cash flow information:
Interest paid	$257	$574
Income taxes paid	$2,720	$9,142
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment additions incurred but not paid at period end	$463	$423
Asset retirement obligation	$—	$(103)

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

Reclassifications – Certain reclassifications have been made to prior period amounts to conform to the current period presentation related to the adoption of  Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”).  These reclassifications did not affect our consolidated financial results.  See Note 2 – New Accounting Standards for further information associated with ASU 2016-18.

Restricted cash and abandonment funding – Restricted cash includes cash that is contractually restricted. Restricted cash is classified as a current or non-current asset based on its designated purpose and time duration. Current amounts in restricted cash at June 30, 2018 and December 31, 2017 each include an escrow amount representing bank guarantees for customs clearance in Gabon. Long term amounts at June 30, 2018 and December 31, 2017 include a charter payment escrow for the floating, production, storage and offloading vessel (“FPSO”) offshore Gabon as discussed in Note 10.  We invest restricted and excess cash in certificates of deposit and commercial paper issued by banks with maturities typically not exceeding 90 days.

We are required under the Etame PSC to conduct abandonment studies to update the amounts being funded for the eventual abandonment of the offshore wells, platforms and facilities on the Etame Marin block. The current abandonment study was completed in January 2016.  This cash funding is reflected under “Other noncurrent assets” as “Abandonment funding” on our condensed consolidated balance sheets. Future changes to the anticipated abandonment cost estimate could change our asset retirement obligation and the amount of future abandonment funding payments.  See Note 10 for further discussion.

Bad debts – Quarterly, we evaluate our accounts receivable balances to confirm collectability. When collectability is in doubt, we record an allowance against the accounts receivable, purchases of production and a corresponding income charge for bad debts, which appears in the “Bad debt expense and other” line item of the condensed consolidated statements of operations. The majority of our accounts receivable balances are with our joint venture owners and the government of Gabon for reimbursable Value-Added Tax (“VAT”). Collection efforts, including remedies provided for in the contracts, are pursued to collect overdue amounts owed to us. Portions of our costs in Gabon (including our VAT receivable) are denominated in the local currency of Gabon, the Central African CFA Franc (“XAF”). As of June 30, 2018, the outstanding VAT receivable balance, excluding the allowance for bad debt, was approximately XAF 21.5 billion (XAF 7.2 billion, net to VAALCO).  As of June 30, 2018, the exchange rate was XAF 563.1 = $1.00.

In June 2016, we entered into an agreement with the government of Gabon to receive payments related to the outstanding VAT receivable balance, of XAF16.3 billion (XAF 4.9 billion, net to VAALCO) representing the outstanding balance as of December 31, 2015, in thirty-six monthly installments of $0.2 million, net to VAALCO.  Since signing the agreement, we have received one payment of $0.3 million, net to VAALCO, in July 2016 and one payment in March 2018 of $0.3 million, net to VAALCO. We are in discussions with the Gabonese government regarding the timing of payments.

For the three and six months ended June 30, 2018, we recorded a net recovery of $0.1 million and $0.1 million, respectively, related to the allowance for bad debt for VAT for which the government of Gabon has not reimbursed us.  For the three and six months ended June 30, 2017, we recorded an allowance of $0.2 million and $0.3 million, respectively.  The receivable amount, net of allowances, is reported as a non-current asset in the “Value added tax and other receivables” line item in the condensed consolidated balance sheets. Because both the VAT receivable and the related allowances are denominated in XAF, the exchange rate revaluation of these balances into U.S. dollars at the end of each reporting period also has an impact on profit/loss. Such foreign currency gains (losses) are reported separately in the “Other, net” line item of the condensed consolidated statements of operations.

The following table provides a rollforward of the aggregate allowance:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017		2018	2017
	(in thousands)
Allowance for bad debt
Balance at beginning of period	$(7,164)	$(5,399)		$(7,033)	$(5,211)
Charge to cost and expenses	(145)	(183)		(89)	(281)
Foreign currency gain (loss)	361	(292)		174	(382)
Balance at end of period	$(6,948)	$(5,874)	-	$(6,948)	$(5,874)

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

Fair value of financial instruments – Our current assets and liabilities include financial instruments such as cash and cash equivalents, restricted cash, accounts receivable, derivative assets and liabilities, accounts payable, liabilities for stock appreciation rights (“SARs”) and a  guarantee. Derivative assets and liabilities as well as SARs are measured and reported at fair value using level 3 inputs each period with changes in fair value recognized in net income. With respect to our other financial instruments included in current assets and liabilities, the carrying value of each financial instrument approximates fair value primarily due to the short-term maturity of these instruments. The carrying value of our long-term debt approximates fair value, as the interest rates are adjusted based on market rates currently in effect.  There were no transfers between levels during the three and six months ended June 30, 2018 or 2017.

Foreign currency transactions – The U.S. dollar is the functional currency of our foreign operating subsidiaries. Gains and losses on foreign currency transactions are included in income. Within the condensed consolidated statements of operations line item “Other income (expense)—Other, net,” we recognized losses on foreign currency transactions of $0.2 million and  $0.1 million during the three and six months ended June 30, 2018, respectively.  Within the condensed consolidated statements of operations line item “Other income (expense)—Other, net,” we recognized gains on foreign currency transactions of $0.2 million and $0.3 million during the three and six months ended June 30, 2017, respectively.

2.  NEW ACCOUNTING STANDARDS

Adopted

In March 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118” (“ASU 2018-05”). ASU 2018-05 adds the Securities and Exchange Commission’s (“SEC”) guidance released on December 22, 2017 in Staff Accounting Bulletin number 118 “(SAB 118”) regarding the Tax Reform Act to the FASB Accounting Standards Codification. The Company adopted ASU 2018-05 in March 2018. The income tax effects recorded in the Company’s financial statements in its Annual Report on Form 10-K for the year ended December 31, 2017 as well as for the three and six months ended June 30, 2018 as a result of the Tax Reform Act are provisional in accordance with ASU 2018-05 as discussed further in Note 13.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”).   Beginning January 1, 2018, we adopted ASU No. 2014-09, and the related additional guidance provided under ASU No. 2016-10, 2016-11 and 2016-12 (together with ASU 2014-09, “Revenue Recognition ASU”). This new standard replaced most existing revenue recognition guidance in U.S. GAAP. The core principle of the Revenue Recognition ASU requires companies to reevaluate when revenue is recorded on a transaction based upon newly defined criteria, either at a point in time or over time as goods or services are delivered. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and estimates, and changes in those estimates. We adopted the Revenue

Recognition ASU via the modified retrospective transition method, taking advantage of the allowed practical expedient that states we are not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. This standard applies to revenues from contracts with customers.  In addition, we recognize other items from carried interest recoupment and royalties paid which are reported in revenues but are not considered to be revenues from contracts with customers.  For revenues from contracts with customers, adoption of this standard did not result in a change in the timing or amount of revenue recognized, and therefore the adoption of this standard did not have a material impact on our financial position, results of operations, debt covenants or business practices.  The adoption did result in expanded disclosures related to the nature of our sales contracts and other matters related to revenues and the accounting for revenues, which are reflected in Note 7.  In addition, we implemented new internal controls and procedures associated with revenue recognition and disclosures related to revenues.

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

The following tables provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	June 30, 2018	December 31, 2017
	(in thousands)
Cash and cash equivalents	$40,490	$19,669
Restricted cash - current	1,029	842
Restricted cash - non-current	918	967
Abandonment funding	10,808	10,808
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$53,245	$32,286

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

Not yet adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) related to the calculation of credit losses on financial instruments. All financial instruments not accounted for at fair value will be impacted, including our trade and joint venture owners receivables. Allowances are to be measured using a current expected credit loss model as of the reporting date which is based on historical experience, current conditions and reasonable and supportable forecasts. This is significantly different from the current model which increases the allowance when losses are probable. This change is effective for all public companies for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years and will be applied with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We are currently evaluating the provisions of ASU 2016-13 and are assessing its potential impact on our financial position, results of operations, cash flows and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which was further clarified by ASU 2018-10, Codification Improvements to Topic 842, issued in July 2018, which amends the accounting standards for leases.  ASU 2016-02 retains a distinction between finance leases and operating leases. The primary change is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases on the balance sheet. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous guidance. Certain aspects of lease accounting have been simplified and additional qualitative and quantitative disclosures are required along with specific quantitative disclosures required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early application permitted. We are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period presented in the financial statements. Early adoption is allowed. Assuming adoption January 1, 2019, we expect that leases in effect on January 1, 2017 and leases entered into after such date will be reflected in accordance with the new standard in the condensed consolidated financial statements included in our Form 10-Q  for the first quarter of 2019, including comparative financial statements presented in such report. We are in the early stages of our gap assessment, but we expect that leases with terms greater than 12 months, which are currently treated as operating leases, will be capitalized. We expect adoption of this standard to result in the recording of a right of use asset related to certain of our operating leases with a corresponding lease liability. This is expected to result in a material increase in total assets and liabilities as certain of our operating leases are significant as disclosed in Note 10 in our Annual Report on Form 10-K for 2017. We do not expect there will be a material overall impact on results of operations or cash flows. We have developed an implementation plan related to this new standard.  In connection with our implementation plan, we will be reviewing our lease contracts and evaluating other contracts to identify embedded leases and determining the appropriate accounting treatment, and we will be evaluating the impact on processes and procedures as well as the internal controls related to the proper accounting for leases under the new standard.

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

4.  DISPOSITIONS

Discontinued Operations - Angola

In November 2006, we signed a production sharing contract for Block 5 offshore Angola (“PSA”). Our working interest is 40%, and we carry Sonangol P&P, for 10% of the work program.  On September 30, 2016, we notified Sonangol P&P that we were withdrawing from the joint operating agreement effective October 31, 2016. On November 30, 2016, we notified the national concessionaire, Sonangol E.P., that we were withdrawing from the PSA. Further to the decision to withdraw from Angola, we have taken actions to close our office in Angola and reduce future activities in Angola. As a result of this strategic shift, we classified all the related assets and liabilities as those of discontinued operations in the condensed consolidated balance sheets. The operating results of the Angola segment have been classified as discontinued operations for all periods presented in our condensed consolidated statements of operations. We segregated the cash flows attributable to the Angola segment from the cash flows from continuing operations for all periods presented in our condensed consolidated statements of cash flows. The following tables summarize selected financial information related to the Angola segment’s assets and liabilities as of June 30, 2018 and December 31, 2017 and its results of operations for the three and six months ended June 30, 2018 and 2017.

Summarized Results of Discontinued Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Operating costs and expenses:
General and administrative expense	$332	$167	$364	$338
Total operating costs and expenses	332	167	364	338
Operating loss	(332)	(167)	(364)	(338)
Other expense:
Other, net	(11)	(1)	(31)	(3)
Total other expense	(11)	(1)	(31)	(3)
Loss from discontinued operations before income taxes	(343)	(168)	(395)	(341)
Income tax expense	—	—	—	3
Loss from discontinued operations	$(343)	$(168)	$(395)	$(344)

Assets and Liabilities Attributable to Discontinued Operations

	June 30, 2018	December 31, 2017
	(in thousands)
ASSETS
Accounts with joint venture owners	$3,172	$2,836
Total current assets	3,172	2,836
Total assets	$3,172	$2,836

LIABILITIES
Current liabilities:
Accounts payable	$—	$158
Accrued liabilities and other	15,186	15,189
Total current liabilities	15,186	15,347
Total liabilities	$15,186	$15,347

Drilling Obligation

Under the PSA, we and the other participating interest owner, Sonangol P&P, were obligated to perform exploration activities that included specified seismic activities and drilling a specified number of wells during each of the exploration phases identified in the PSA. The specified seismic activities were completed, and one well, the Kindele #1 well, was drilled in 2015. The PSA provides a stipulated payment of $10.0 million for each of the three exploration wells for which a drilling obligation remains under the terms of the PSA, of which our participating interest share would be $5.0 million per well. We have reflected an accrual of $15.0 million for a potential payment as of June 30, 2018 and December 31, 2017, respectively, which represents what we believe to be the maximum potential amount attributable to VAALCO Angola’s interest under the PSA. We are currently engaged in discussions and meetings with representatives from Sonangol E.P. regarding possible mutually acceptable solutions to this potential payment issue.

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

Segment activity of continuing operations for the three and six months ended June 30, 2018 and 2017 as well as long-lived assets and segment assets at June 30, 2018 and December 31, 2017 are as follows:

	Three Months Ended June 30, 2018
(in thousands)	Gabon	Equatorial Guinea	Corporate and Other	Total
Revenues-oil and natural gas sales	$24,425	$—	$1	$24,426
Depreciation, depletion and amortization	971	—	64	1,035
Bad debt expense and other	145	—	—	145
Operating income (loss)	10,147	(85)	(4,339)	5,723
Other, net	(199)	(6)	(1,019)	(1,224)
Interest expense, net	(43)	—	13	(30)
Income tax expense	3,582	—	—	3,582
Additions to property and equipment - accrual	(527)	—	(15)	(542)

	Six Months Ended June 30, 2018
(in thousands)	Gabon	Equatorial Guinea	Corporate and Other	Total
Revenues-oil and natural gas sales	$52,068	$—	$3	$52,071
Depreciation, depletion and amortization	2,030	—	129	2,159
Bad debt expense and other	89	—	—	89
Operating income (loss)	25,844	(115)	(6,968)	18,761
Other, net	(130)	(3)	(1,022)	(1,155)
Interest expense, net	(397)	—	13	(384)
Income tax expense	7,624	—	—	7,624
Additions to property and equipment - accrual	(955)	—	(14)	(969)

	Three Months Ended June 30, 2017
(in thousands)	Gabon	Equatorial Guinea	Corporate and Other	Total
Revenues-oil and natural gas sales	$20,415	$—	$10	$20,425
Depreciation, depletion and amortization	1,902	—	68	1,970
Bad debt expense and other	183	—	—	183
Operating income (loss)	8,090	(15)	(2,488)	5,587
Other, net	237	7	94	338
Interest expense, net	(378)	—	—	(378)
Income tax expense	3,096	—	—	3,096
Additions to property and equipment - accrual	(625)	—	—	(625)

	Six Months Ended June 30, 2017
(in thousands)	Gabon	Equatorial Guinea	Corporate and Other	Total
Revenues-oil and natural gas sales	$41,661	$—	$30	$41,691
Depreciation, depletion and amortization	3,711	—	128	3,839
Bad debt expense and other	281	—	—	281
Operating income (loss)	19,050	(53)	(5,262)	13,735
Other, net	299	9	(86)	222
Interest expense, net	(781)	—	—	(781)
Income tax expense	6,290	—	—	6,290
Additions to property and equipment - accrual	(814)	—	—	(814)

(in thousands)	Gabon	Equatorial Guinea	Corporate and Other	Total
Long-lived assets from continuing operations:
Balance at June 30, 2018	$10,659	$10,000	$468	$21,127
Balance at December 31, 2017	12,638	10,000	583	23,221

Assets from continuing operations:
Balance at June 30, 2018	$64,846	$10,089	$22,169	$97,104
Balance at December 31, 2017	63,122	10,095	3,580	76,797

Information about our most significant customers

For the period from August of 2015 through June 2018, we sold our crude oil production from Gabon under a term contract with Glencore Energy UK Ltd. (“Glencore”) with pricing based upon an average of Dated Brent in the month of lifting, adjusted for location and market factors. The contract with Glencore ends in January 2019. Sales of oil to Glencore were approximately 100% of total revenues for the three and six months ended June 30, 2018 and 2017.

6.  EARNINGS PER SHARE

Basic earnings per share (“EPS”) is calculated using the average number of shares of common stock outstanding during each period. For the calculation of diluted shares, we assume that restricted stock is outstanding on the date of vesting, and we assume the issuance of shares from the exercise of stock options using the treasury stock method.

A reconciliation from basic to diluted shares follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Basic weighted average shares outstanding	59,090	58,658	58,977	58,613
Effect of dilutive securities	761	—	381	6
Diluted weighted average shares outstanding	59,851	58,658	59,358	58,619
Stock options and unvested restricted stock grants excluded from dilutive calculation because they would be anti-dilutive	172	3,307	1,713	2,772

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

Previously, we followed the sales method of accounting to account for crude oil production imbalances. In conjunction with our adoption of Accounting Standards Codification (“ASC”) Topic 606 on January 1, 2018, we will continue to account for production imbalances as a reduction in reserves.  The volumes sold may be more or less than the volumes to which we are entitled based on our ownership interest in the property, and we would recognize a liability if our existing proved reserves were not adequate to cover an imbalance.

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

The Company also has income associated with the Production Sharing Contract (“PSC”) for the Etame block in Gabon.  This contract is not a customer contract, and therefore the associated revenues are not within the scope of ASC 606.  The terms of the PSC includes provisions for payments to the government of Gabon for: royalties based on 13% of production at the published price, a  shared portion of “profit oil” determined based on daily production rates, and a carried working interest of 7.5%.  For both royalties and profit oil, the

PSC provides that the government of Gabon may settle these obligations in-kind, i.e. taking crude oil barrels, rather than with cash payments.

The government of Gabon has not elected to take its royalties in-kind, and this obligation is settled through a monthly cash payment.  Payments for royalties are reflected as a reduction in revenues from customers.  Should the government elect to take the production attributable to its royalty in-kind, we would no longer have sales to customers associated with production assigned to royalties.

With respect to the government’s share of profit oil, the PSC provides that corporate income tax is satisfied through the payment of profit oil.  In the condensed consolidated statements of operations, the government’s share of revenues from profit oil is reported in revenues with a corresponding amount reflected in the current provision for income tax expense.  Prior to February 1, 2018, the government did not take any of its share of profit oil in-kind.  These revenues have been included in revenues to customers as the Company entered into the contract with the customer to sell the crude oil and was subject to the performance obligations associated with the contract.  For the in-kind sales by the government beginning February 1, 2018, these are not considered revenues under a customer contract as the Company is not a party to the contracts with the buyers of this crude oil.  However, consistent with the reporting of profit oil in prior periods, the amount associated with the profit oil under the terms of the PSC is reflected as revenue with an offsetting amount reported in current income tax expense.  Payments of the income tax expense will be reported in the period in which the government takes its profit oil in-kind, i.e. the period in which it lifts the crude oil.  As of June 30, 2018, the foreign taxes payable attributable to this obligation is $5.4 million.

We also report as revenues the amounts associated with the carried interest under the PSC.  In this carried interest arrangement, the carrying parties, which include the Company and other working interest owners, are obligated to fund all of the working interest costs which would otherwise be the obligation of the carried party.  The carrying parties recoups these funds from the carried interest party’s revenues.  Under the PSC, the Company and the other working interest owners are carrying a party which has a 7.5% working interest in the Etame block.

The following table presents revenues from contracts with customers as well as revenues associated with the obligations under the PSC.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Revenue from customer contracts:
Glencore oil revenue	$27,193	$19,812	$55,656	$40,156
Gabonese government share of profit oil	—	3,096	2,193	6,290
U.S. oil and gas revenue	—	10	—	30
Other items reported in revenue not associated with customer contracts:	—	—
Carried interest recoupment	705	570	1,356	1,387
Royalties	(3,472)	(3,063)	(7,134)	(6,172)
Total revenue, net	$24,426	$20,425	$52,071	$41,691

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

There was no triggering event in the second quarter of 2018 that would cause us to believe the value of oil and natural gas producing properties should be impaired.  Factors considered included the fact that we incurred no significant capital expenditures in 2018 related to the fields in the Etame Marin block, the future strip prices for the second quarter of 2018 modestly increased from the first quarter of 2018, and there were no indicators that adjustments were needed to the  year-end reserve report.

There was no triggering event in the second quarter of 2017 that caused us to believe the value of oil and natural gas producing properties should be impaired.  During the second quarter of 2017, prices remained stable and we incurred no significant capital spending.  We considered these and other factors and determined that there were no events or circumstances triggering an impairment evaluation for all of our fields.

9.  DEBT

On June 29, 2016, we executed a Supplemental Agreement with the International Finance Corporation (the “IFC”) which, among other things, amended and restated our existing loan agreement to convert $20.0 million of the revolving portion of the credit facility, to a term loan (the “Term Loan”) with $15.0 million outstanding at that date. The amended loan agreement (“Amended Term Loan Agreement”) was  secured by the assets of our Gabon subsidiary, VAALCO Gabon S.A. and was guaranteed by VAALCO as the parent company. The Amended Term Loan Agreement provided for quarterly principal and interest payments on the amounts currently outstanding, with interest accruing at a rate of LIBOR plus 5.75%.

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

On May 22, 2018, the Amended Term Loan Agreement was terminated by a prepayment of the outstanding principal and accrued interest.  We did not incur any termination or prepayment penalties as a result of the termination of the Amended Term Loan Agreement.  At December 31, 2017, the deferred financing costs were $0.2 million.

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

The table below shows the components of the “Interest expense, net” line item of our condensed consolidated statements of operations and the average effective interest rate, excluding commitment fees, on our borrowings:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Interest incurred, including commitment fees	$84	$270	$257	$574
Deferred finance cost amortization	131	103	191	201
Other interest not related to debt (a)	(185)	5	(64)	6
Interest expense, net	$30	$378	$384	$781

Average effective interest rate, excluding commitment fees	8.21%	6.90%	7.09%	6.88%

(a) The “Other interest not related to debt” line item includes interest income.

10.  COMMITMENTS AND CONTINGENCIES

Abandonment funding

As part of securing the first of two five-year extensions to the Etame field production license to which we are entitled from the government of Gabon, we agreed to a cash funding arrangement for the eventual abandonment of all offshore wells, platforms and facilities on the Etame Marin block. The agreement was finalized in the first quarter of 2014 (effective as of 2011) providing for annual funding over a period of ten years in amounts equal to 12.14% of the total abandonment estimate for the first seven years and 5.0% per year for the last three years of the production license. The amounts paid will be reimbursed through the cost account and are non-refundable. The abandonment estimate used for this purpose is approximately $61.1 million ($19.0 million net to VAALCO) on an undiscounted basis. Through June 30, 2018, $34.8 million ($10.8 million net to VAALCO) on an undiscounted basis has been funded. This cash funding is reflected under “Other noncurrent assets” as “Abandonment funding” on our condensed consolidated balance sheets. Future changes to the anticipated abandonment cost estimate could change our asset retirement obligation and the amount of future abandonment funding payments.

FPSO charter

In connection with the charter of the FPSO, we, as operator of the Etame Marin block, guaranteed all of the lease payments under the charter through its contract term, which expires in September 2020. At our election, the charter may be extended for two one-year periods beyond September 2020. We obtained guarantees from each of the joint venture owners for their respective shares of the payments. Our net share of the charter payment is 31.1%, or approximately $9.7 million per year. Although we believe the need for performance under the charter guarantee is remote, we recorded a liability of $0.4 million as of June 30, 2018 and $0.5 million as of December 31, 2017 representing the guarantee’s estimated fair value. The guarantee of the offshore Gabon FPSO lease has  $69.7 million and $85.2 million in remaining gross minimum obligations as of June 30, 2018 and December 31, 2017, respectively.

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

In 2017, the government of Gabon conducted a tax audit of our Gabon subsidiary covering the years 2013 through 2016, and in December 2017, we received a report on their findings.  In April 2018, we reached a final settlement of the audit resulting in a payment for taxes of $0.2 million and penalties of $0.2 million, net to VAALCO.  At December 31, 2017, we had an accrual of $0.5 million, net to VAALCO, for the estimated additional taxes along with penalties in the “Accrued liabilities and other” line item of our consolidated balance sheets.

At June 30, 2018 and December 31, 2017, we had accrued $1.3 million, net to VAALCO, in “Accrued liabilities and other” on our condensed consolidated balance sheets for potential fees which may result from a customs audit.

11.  DERIVATIVES AND FAIR VALUE

We use derivative financial instruments to achieve a more predictable cash flow from oil production by reducing our exposure to price fluctuations.

Commodity Swaps - During the three months ended June 30, 2018, we entered into commodity swaps at a Dated Brent weighted average of $74 per barrel for the period from and including June 2018 through June 2019 for a quantity of approximately 400,000 barrels.  If a liability position exceeds $10.0 million, we would be required to provide a  bank letter of credit or  deposit cash into an escrow account for the amount by which the liability exceeds $10.0 million. These swaps settle on a monthly basis.  At June 30, 2018, our unexpired commodity swaps represented a fair value liability position of $1.0 million in “Accrued liabilities and other” line of our condensed consolidated balance sheet.

Put options - During 2016, we executed crude oil put contracts as market conditions allowed in order to economically hedge anticipated 2016 and 2017 cash flows from crude oil producing activities.  At December 31, 2017, our crude oil put contracts expired.

While these commodity swaps and crude oil puts are intended to be an economic hedge to mitigate the impact of a decline in oil prices, we have not elected hedge accounting. The contracts are being measured at fair value each period, with changes in fair value recognized in net income. We do not enter into derivative instruments for speculative or trading proposes.

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

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Item	Statement of Operations Line	2018	2017	2018	2017
		(in thousands)
Crude oil puts	Other, net	—	130	$—	$(50)
Crude oil swaps	Other, net	(1,010)	—	(1,010)	—

12.  STOCK-BASED COMPENSATION

Our stock-based compensation has been granted under several stock incentive and long-term incentive plans. The plans authorize the Compensation Committee of our Board of Directors to issue various types of incentive compensation. Currently, we have issued stock options, restricted shares and stock appreciation rights from the 2014 Long-Term Incentive Plan (“2014 Plan”). At June 30, 2018,  1,071,348 shares were authorized for future grants under the 2014 plan.

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

We record compensation expense related to stock-based compensation as general and administrative expense.  For the three months ended June 30, 2018 and 2017, stock-based compensation was $2.4 million and $0.6 million, respectively, related to the issuance of stock options, restricted stock and SARs.  For the six months ended June 30, 2018 and 2017, stock-based compensation was $2.7 million and  $0.8 million, respectively, related to the issuance of stock options,  restricted stock and SARs. Because we do not pay significant United States federal income taxes, no amounts were recorded for future tax benefits.

Stock options

Stock options have an exercise price that may not be less than the fair market value of the underlying shares on the date of grant. In general, stock options granted to participants will become exercisable over a period determined by the Compensation Committee of our Board of Directors, which in the past has been a five year life, with the options vesting over a service period of up to five years. In addition, stock options will become exercisable upon a change in control, unless provided otherwise by the Compensation Committee. There were $0.4 million and $38 thousand in cash proceeds from the exercise of stock options in the six months ended June 30, 2018 and 2017, respectively.  During the six months ended June 30, 2018, options for 494,941 shares were granted to employees; these options vest over a three-year period, vesting in three equal parts on the first, second and third anniversaries after the date of grant and have an exercise price of $0.86 per share.  During the six months ended June 30, 2018, options for 175,644 shares were granted to directors; these options vested immediately on the date of grant and have an exercise price of $1.60 per share.

Stock option activity for the six months ended June 30, 2018 is provided below:

	Number of Shares Underlying Options	Weighted Average Exercise Price Per Share
	(in thousands)
Outstanding at January 1, 2018	2,597	$1.77
Granted	671	1.05
Exercised	(435)	1.02
Forfeited/expired	(97)	7.59
Outstanding at June 30, 2018	2,736	1.51
Exercisable at June 30, 2018	1,540	1.92

Restricted shares

Restricted stock granted to employees will vest over a period determined by the Compensation Committee which is generally a three year period, vesting in three equal parts on the first three anniversaries following the date of the grant. Share grants to directors vest immediately and are not restricted.   During the six months ended June 30, 2018, the Company issued 323,474 shares of service based restricted stock to employees with a grant date fair value of $0.86 per share.  The vesting of these shares is dependent upon the employee’s continued service with the Company.  The shares will vest in three equal parts over three years. The following is a summary of activity in unvested restricted stock in the six months ended June 30, 2018.  During the six months ended June 30, 2018, restricted stock for 75,000 shares were granted to directors; these shares vested immediately on the date of grant and had a grant date fair value of $1.60 per share.

	Restricted Stock	Weighted Average Grant Price
	(in thousands)
Non-vested shares outstanding at January 1, 2018	340	$1.10
Awards granted	398	1.00
Awards vested	(122)	1.36
Awards forfeited	—	—
Non-vested shares outstanding at June 30, 2018	616	0.98

During the three and six months ended June 30, 2018, 35,265 shares were added to treasury as a result of tax withholding on vestings of restricted shares. During the three and six months ended June 30, 2017, no shares were added to treasury as a result of tax withholding on vestings of restricted shares.

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

During the six months ended June 30, 2018, 2,373,411 SARs were granted to employees which vest over a three-year period with a life of 5 years and have a $0.86 SAR price per share specified in a SAR award on the date of grant.  With respect to SARs granted in 2017, one-third of the SARs are to vest on or after the first anniversary of the grant date at such time when the market price per share of our common stock exceeds $1.30; one-third of the SARs are to vest on or after the second anniversary of the grant date at such time when the share price exceeds $1.50; and one-third of the SARs are to vest on or after the third anniversary of the grant date at such time when the share price exceeds $1.75.

SAR activity for the six months ended June 30, 2018 is provided below:

	Number of Shares Underlying SARs	Weighted Average Exercise Price Per Share
	(in thousands)
Outstanding at January 1, 2018	1,076	$1.17
Granted	2,373	0.86
Exercised	(47)	1.20
Forfeited/expired	—	—
Outstanding at June 30, 2018	3,402	0.95
Exercisable at June 30, 2018	371	1.15

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

•

The Transition Tax on unrepatriated foreign earnings is a tax on previously untaxed accumulated and current earnings and profits ("E&P") of the Company's foreign subsidiaries. To determine the amount of the Transition Tax, the Company must determine, among other factors, the amount of post-1986 E&P of its foreign subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. Based on the Company’s reasonable estimate of the Transition Tax, there is no provisional Transition Tax expense. The Company has not completed its accounting for the income tax effects of the transition tax and is continuing to evaluate this provision of the Tax Act.

•

The Tax Reform Act creates a new requirement that GILTI income earned by foreign subsidiaries must be included currently in the gross income of the U.S. shareholder. Due to the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision of the Tax Act. Under U.S. GAAP, the Company is permitted to make an accounting policy election to either treat taxes due on future inclusions in U.S. taxable income related to GILTI as a current period expense when incurred or to factor such amounts into the Company's measurement of its deferred taxes. In addition, we are waiting for further interpretive guidance in connection to the GILTI tax. For these reasons, the Company has not yet completed its analysis of the GILTI tax rules and is not yet able to reasonably estimate the effect of this provision of the Tax Act or make an accounting policy election for the accounting treatment whether to record deferred taxes attributable to the GILTI tax. The Company has not recorded any amounts related to potential GILTI tax in the Company’s financial statements.

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

Income taxes attributable to continuing operations for the three months ended June 30, 2018 and 2017 are attributable to foreign taxes payable in Gabon.  The Company has not recorded any measurement period adjustments under ASU 2018-05 during the three months ended June 30, 2018.

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

•	our ability to extend the license period for the Etame block offshore Gabon;
•	operating hazards inherent in the exploration for and production of oil and natural gas;
•	difficulties encountered during the exploration for and production of oil and natural gas;
•	the impact of competition;
•	weather conditions;
•	the uncertainty of estimates of oil and natural gas reserves;
•	currency exchange rates;
•	unanticipated issues and liabilities arising from non-compliance with environmental regulations;
•	the ultimate resolution of our abandonment funding obligations with the government of Gabon and the audit of our operations in Gabon currently being conducted by the government of Gabon;
•	the availability and cost of seismic, drilling and other equipment;
•	difficulties encountered in measuring, transporting and delivering oil to commercial markets;
•	timing and amount of future production of oil and natural gas;
•	hedging decisions, including whether or not to enter into derivative financial instruments;
•	our ability to effectively integrate assets and properties that we acquire into our operations;
•	our ability to pay the expenditures required in order to develop certain of our properties offshore Equatorial Guinea;
•	general economic conditions, including any future economic downturn, disruption in financial markets and the availability of credit;
•	changes in customer demand and producers’ supply;
•	actions by the governments of and events occurring in the countries in which we operate;
•	actions by our joint venture owners;
•	compliance with, or the effect of changes in, governmental regulations regarding our exploration, production, and well completion operations including those related to climate change;

•	the outcome of any governmental audit; and
•	actions of operators of our oil and natural gas properties.

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

INTRODUCTION

VAALCO is a Houston, Texas based independent energy company engaged in the acquisition, exploration, development and production of crude oil. As operator, we have production operations and conduct exploration activities in Gabon, West Africa. We have opportunities to participate in development and exploration activities as a non-operator in Equatorial Guinea, West Africa. As discussed further in Note 4 to the condensed consolidated financial statements, we have discontinued operations associated with our activities in Angola, West Africa.

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

CURRENT DEVELOPMENTS

During 2017, the global oil supply and demand were close to being balanced; however, no assurances can be made that this trend will continue. ICE Dated Brent crude oil prices fluctuated between $44 and $67 per barrel (“Bbl”) from January 2017 through December 2017.  During the six months ended June 30, 2018, ICE Dated Brent crude oil prices have fluctuated between $62 and $80 per Bbl.

On May 22, 2018, the Amended Term Loan Agreement was terminated by a prepayment of the outstanding principal and accrued interest.  We did not incur any termination or prepayment penalties as a result of the termination of the Amended Term Loan Agreement.

ACTIVITIES BY ASSET

Gabon

Offshore – Etame Marin Block

Development and Production

We operate the Etame, Avouma/South Tchibala, Ebouri, Southeast Etame and the North Tchibala fields on behalf of a consortium of four companies. As of June 30, 2018, production operations in the Etame Marin block included nine platform wells, plus three subsea wells across all fields tied back by pipelines to deliver oil and associated natural gas through a riser system to allow for delivery, processing, storage and ultimately offloading the oil from a leased Floating, Production, Storage and Offloading vessel (“FPSO”) anchored to the seabed on the block. The FPSO has production limitations of approximately 25,000 BOPD and 30,000 barrels of total fluids per day.    During the six months ended June 30, 2018 and 2017, production from the block was approximately 2,398 MBbls (648 MBbls net) and 3,009 MBbls (813 MBbls net), respectively.

In October 2017 we began workover operations to replace failed ESPs in the South Tchibala 1-HB and South Tchibala 2-H wells.  While production from the South Tchibala 1-HB well was not restored, the workover operation on the South Tchibala 2-H well was successfully completed in November 2017.  Following demobilization of the workover unit in late 2017, the Avouma 2-H well experienced an ESP failure.  In May 2018 we mobilized a hydraulic workover unit to the Avouma platform to replace the ESP systems in the Avouma 2-H and the South Tchibala 1-HB wells and restored production to both wells in June 2018. While the hydraulic workover unit was on location we decided to pro-actively replace the ESPs in the South Tchibala 2-H well to upgrade the systems to those just installed in the other two wells.  Excluding the Avouma platform wells, the wells with ESPs on our three other platforms have operated without incident for up to four years.  As a result of these workover operations approximately 1,100 BOPD of net production has been restored.

Equatorial Guinea

We have a 31% working interest in an undeveloped portion of a block offshore Equatorial Guinea that we acquired in 2012. It is currently unlikely that we will be making any near-term expenditures with respect to any development of this property. We and our joint venture owners are evaluating the timing and budgeting for development and exploration activities under a development and production area in the block, including the approval of a development and production plan. Our production sharing contract covering this development and production area provides for a development and production period of 25 years from the date of approval of a development and production plan.  We are in continued discussions with the Ministry of Mines and Hydrocarbons regarding the timing of a possible development plan.

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

Drilling Obligation

Under the PSA, we and the other participating interest owner, Sonangol P&P, were obligated to perform exploration activities that included specified seismic activities and drilling a specified number of wells during each of the exploration phases under the PSA. The specified seismic activities were completed, and one well, the Kindele #1 well, was drilled in 2015. The PSA provides a stipulated payment of $10.0 million for each exploration well for which a drilling obligation remains under the terms of the PSA, of which our participating interest share would be $5.0 million per well. We have reflected an accrual of $15.0 million for a potential payment as of June 30, 2018 and December 31, 2017, which represents what we believe to be the maximum potential amount attributable to our interest under the PSA.  We are currently engaged in discussions and meetings with representatives from Sonangol E.P. regarding possible mutually acceptable solutions to this potential payment issue.

 CAPITAL RESOURCES AND LIQUIDITY

Cash Flows

Our cash flows for the six months ended June 30, 2018 and 2017 are as follows:

	Six Months Ended June 30,
	2018	2017	Change
	(in thousands)
Net cash provided by operating activities before change in operating assets and liabilities	$17,190	$11,293	$5,897
Change in operating assets and liabilities	14,358	(4,671)	19,029
Net cash provided by continuing operating activities	31,548	6,622	24,926
Net cash used in discontinued operating activities	(892)	(4,049)	3,157
Net cash provided by operating activities	30,656	2,573	28,083
Net cash used in continuing investing activities	(976)	(718)	(258)
Net cash used in financing activities	(8,721)	(1,628)	(7,093)
Net change in cash, cash equivalents and restricted cash	$20,959	$227	$20,732

The increase in net cash provided by our operating activities for the six months ended June 30, 2018 compared to the same period of 2017 was primarily related to a $5.9 million increase in cash generated by continuing operations before change in operating assets and liabilities which in large part was the result of higher 2018 crude oil prices partially offset by higher operating costs and expenses.  Net cash provided by our operating assets and liabilities increased by $19.0 million compared to same period of 2017.  The net change in operating assets and liabilities of $14.4 million for the six months ended June 30, 2018 included $13.2 million in payments made by joint venture owners and an increase in “Accounts payable” and “Accrued liabilities and other” of $0.8 million.  The net change in operating assets and liabilities of $(4.7) million for the six months ended June 30, 2017 included a pay down of “Accounts payable” and “Accrued liabilities and other” of $5.3 million partially offset by collections on receivables from joint venture owners of $2.6 million.

Property and equipment expenditures have historically been our most significant use of cash in investing activities. During the six months ended June 30, 2018, these expenditures on a cash basis were $1.0 million, primarily related to equipment purchases. This compares to  $1.0 million in property and equipment expenditures included in capital expenditures for the six months ended June 30, 2017. See “Capital Expenditures” below for further discussion.

Net cash used in financing activities during the six months ended June 30, 2018 included $9.2 million in principal payments on debt which was extinguished in May 2018. Net cash used in financing activities during the six months ended June 30, 2017 included borrowings of $4.2 million offset by principal payments of $5.8 million.

Capital Expenditures

During the six months ended June 30, 2018, we made accrual basis capital expenditures of $1.0 million.  At June 30, 2018, we had no material commitments for capital expenditures to be made in 2018 and in future years. However, we may drill two or three development wells in 2019, subject to joint venture owners and government approval.  We expect any capital expenditures made during 2018 and 2019 will be primarily funded by cash on hand, cash flow from operations and, if necessary, cash raised from debt and/or equity issuances.

Contractual Obligations

We have an agreed cash funding arrangement for the eventual abandonment of all offshore wells, platforms and facilities on the Etame Marin block. Based upon the abandonment study completed in January 2016, the abandonment cost estimate used for this purpose is approximately $61.1 million ($19.0 million net to VAALCO) on an undiscounted basis. The obligation for abandonment of the Gabon offshore facilities is included in the “Asset retirement obligations” line item on our condensed consolidated balance sheets. Through June 30, 2018, $34.8 million ($10.8 million net to VAALCO) on an undiscounted basis has been funded. This cash funding is reflected under “Other noncurrent assets” in the “Abandonment funding” line item of our condensed consolidated balance sheet. The next funding is expected to be $7.4 million ($2.3 million net to VAALCO) and to be paid in December 2018; however, future changes to the anticipated abandonment cost estimate could change our asset retirement obligation and the amount of future abandonment funding payments.

Under the PSA, we and the other participating interest owner, Sonangol P&P, were obligated to perform exploration activities that included specified seismic activities and drilling a specified number of wells during each of the exploration phases under the PSA. The specified seismic activities were completed, and one well, the Kindele #1 well, was drilled in 2015. The PSA provides a stipulated payment of $10.0 million for each of the three exploration wells for which a drilling obligation remains under the terms of the PSA, of which our participating interest share would be $5.0 million per well. We have reflected an accrual of $15.0 million for a potential payment as of June 30, 2018 and December 31, 2017, which represents what we believe to be the maximum potential amount attributable to our interest under the PSA.  We are currently engaged in discussions with recently appointed representatives from Sonangol E.P. regarding this potential payment and other possible solutions and believe that the ultimate amount paid will be substantially less than the accrued amount.

Except for the early extinguishment of the IFC Term Loan and entering into the commodity swap contracts, there have been no significant changes to our commitments and contractual obligations subsequent to December 31, 2017.

Regulatory and Joint Interest Audits

We are subject to periodic routine audits by various government agencies in Gabon, including audits of our petroleum cost account, customs, taxes and other operational matters, as well as audits by other members of the contractor group under our joint operating agreements.

As of June 30, 2018,  we had accrued $1.3 million net to VAALCO in “Accrued liabilities and other” on our condensed consolidated balance sheet for these various audits by governmental agencies in Gabon.  See Note 10 to the financial statements for further discussion.

Commodity Price Hedging

The price we receive for our oil significantly influences our revenue, profitability, liquidity, access to capital and prospects for future growth.  Oil commodities and, therefore their prices can be subject to wide fluctuations in response to relatively minor changes in supply and demand. We believe these prices will likely continue to be volatile in the future.

Due to the inherent volatility in oil and natural gas prices, we use commodity derivative instruments such as swaps to hedge price risk associated with a significant portion of our anticipated oil, natural gas and NGL production. These instruments allow us to reduce, but not eliminate, the potential effects of variability in cash flow from operations due to fluctuations in commodity prices. The instruments provide only partial protection against declines in oil and natural gas prices, and may limit our potential gains from future increases in prices. None of these instruments are used for trading purposes. We do not speculate on commodity prices but rather attempt to hedge physical production by individual hydrocarbon product in order to protect returns. The counterparty to our derivative transactions is a major oil company’s trading subsidiary, and our derivative positions are generally reviewed on a monthly basis. We have not designated any of our derivative contracts as fair value or cash flow hedges. The changes in fair value of the contracts are included in net income. We record such derivative instruments as assets or liabilities in the condensed consolidated balance sheet. We do not anticipate any substantial changes in our hedging policy.

For the period from July 2018 to June 30, 2019 we have commodity swap contracts for approximately 364,000 barrels of oil.  As of June 30, 2018, the estimated mark-to-market value of our commodity price swaps in 2018 and beyond was  a liability of  $1.0 million, which is recorded on the “Accrued liabilities and other” line item on our condensed consolidated balance sheet.

Capital Resources

Credit Facility

Historically, our primary sources of capital have been cash flows from operating activities, borrowings under the credit facility with the IFC and cash balances on hand.  On May 22, 2018, the Amended Term Loan Agreement was terminated by a prepayment of the outstanding principal and accrued interest.  The Company did not incur any termination or prepayment penalties as a result of the termination of the Amended Term Loan Agreement.

Cash on Hand

At June 30, 2018, we had unrestricted cash of $40.5 million.    The unrestricted cash balance included $9.8 million of cash attributable to non-operating joint venture owner advances.    As operator of the Etame Marin and Mutamba Iroru blocks in Gabon, we enter into project related activities on behalf of the working interest owners. We generally obtain advances from joint venture owners prior to significant funding commitments. Our cash on hand will be utilized, along with cash generated from operations, to fund our operations for the foreseeable future.

We currently sell our crude oil production from Gabon under a term contract that ends in January 2019. Pricing under the contract is based upon an average of Dated Brent in the month of lifting, adjusted for location and market factors.

Liquidity

As discussed above, our revenues, cash flow, profitability, oil and natural gas reserve values and future rates of growth are substantially dependent upon prevailing prices for oil and natural gas. Our ability to borrow funds and to obtain additional capital on attractive terms is also substantially dependent on oil and natural gas prices. After a period of low commodity prices, oil and natural gas prices have stabilized at levels which are currently adequate to generate cash from operating activities for our continuing operations. In addition to the impact of oil and natural gas prices on our access to capital markets, the availability of capital resources on attractive terms may be limited due to the geographic location of our primary producing assets. As discussed above, we may drill two or three development wells in 2019.  Any drilling program we enter into would require approval of the joint venture owners and the government of Gabon.  We expect any capital expenditures made during 2018 and 2019 will be primarily funded by cash on hand, cash flow from operations and, if necessary, cash raised from debt and/or equity issuances.  We believe that at current prices, cash generated from continuing operations together with cash on hand at June 30, 2018 are adequate to support our operations and cash requirements during 2018 and through September 30, 2019.

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

OFF-BALANCE SHEET ARRANGEMENTS

In connection with the charter of the FPSO (see “— Activities by Asset — Gabon — Offshore-Etame Marin Block”), we, as operator of the Etame Marin block, guaranteed all of the lease payments under the charter through its contract term, which expires in September 2020. At our election, the charter may be extended for two one-year periods beyond September 2020. We obtained guarantees from each of joint venture owners for their respective shares of the payments. Our net share of the charter payment is 31.1%, or approximately $9.7 million per year. Although we believe the need for performance under the charter guarantee is remote, we recorded a liability of $0.4 million as of June 30, 2018 and $0.5 million as of December 31, 2017 representing the guarantee’s fair value. The guarantee of the offshore Gabon FPSO lease has $69.7 million in remaining gross minimum obligations for the total amount of charter payments at June 30, 2018. There have been no other material off-balance sheet arrangements entered into since December 31, 2017.

CRITICAL ACCOUNTING POLICIES

There have been no significant changes to our critical accounting policies subsequent to December 31, 2017.

NEW ACCOUNTING STANDARDS

See Note 2 to the condensed consolidated financial statements.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2018  Compared to the Three Months Ended June 30, 2017

We reported net income for the three months ended June 30, 2018 of $0.5 million compared to net income of  $2.3 million for the same period of 2017. The net income for the three months ended June 30, 2018 is inclusive of the loss from discontinued operations for the same period of $0.3 million. The net income for the three months ended June 30, 2017 was inclusive of the loss from discontinued operations for the same period of $0.2 million. Significantly all of our operations are attributable to our Gabon segment.  Further discussion of results by significant line item follows.

Oil and natural gas revenues increased  $4.0 million, or approximately 19.6%, during the three months ended June 30, 2018 compared to the same period of 2017. The increase in revenue is primarily attributable to higher realized oil prices due to increases in the Dated Brent market partially offset by lower sales volumes.

The revenue changes in the three months ended June 30, 2018 compared to the three months ended June 30, 2017, identified as related to changes in price or volume, are shown in the table below:

(in thousands)
Price	$8,782
Volume	(4,449)
Other	(332)
$4,001

	Three Months Ended June 30,
	2018	2017
Gabon net oil production (MBbls)	323	397
Net oil sales (MBbls)	319	414

Average realized oil price ($/Bbl)	$74.36	$46.83
Average Dated Brent spot* ($/Bbl)	74.53	49.55
*Average of daily Dated Brent spot prices posted on the U.S. Energy Information Administration website.

Crude oil sales are a function of the number and size of crude oil liftings in each quarter from the FPSO, and thus, crude oil sales do not always coincide with volumes produced in any given quarter. We made three liftings in both of the second quarters of 2018 and 2017.  Our share of oil inventory aboard the FPSO, excluding royalty barrels, was approximately 52,900 and 42,000 barrels at June 30, 2018 and 2017, respectively.  Production volumes for the three months ended June 30, 2018 were lower than the comparable 2017 period as a result of natural production declines and two wells being temporarily shut-in as a result of the ESP failures; however, lower production resulted in lower sales volumes.

Production expenses increased  $3.0 million, or approximately 29.9%, in the three months ended June 30, 2018 compared to the same period of 2017.  The increase was primarily a result of $4.5 million in workover costs on three Avouma field wells in 2018.

Depreciation, depletion and amortization (“DD&A”) costs decreased due to the favorable impact of depleting our costs over a higher reserve bases as a result of improvements in estimated reserves identified at December 31, 2017.

General and administrative expenses increased $2.0 million, or approximately 64.3% in the three months ended June 30, 2018 compared to the same period of 2017.  Stock-based compensation expense related to SARs was $2.0 million during the three months ended June 30, 2018 as compared to $0.1 million in the comparable 2017 period.  Because SARs are cash settled, these awards are adjusted to fair value each period, and as a result of the increase in our stock price from $0.86 at March 31, 2018 to $2.73 at June 30, 2018, the amount of expense increased significantly.

Bad debt expense and other decreased for the three months ended June 30, 2018 and 2017 primarily as a result of bad debt expense related to the Value Added Tax receivable (“VAT”).

Other operating income,  net for three months ended June 30, 2018 increased $0.1 million as compared to the same period in 2017 related to a  reduction in inventory obsolescence.

Interest expense for the three months ended June 30, 2018 and 2017 relates to our term loan with the IFC as discussed in Note 9 to the condensed consolidated financial statements and to interest on taxes other than income taxes.  While interest related to the IFC loan decreased during the three months ended June 30, 2018 due to principal repayments, other interest expense for the 2018 period was higher.  On May 22, 2018, the Amended Term Loan Agreement was terminated by a prepayment of the outstanding principle and accrued interest.

Other, net for the three months ended June 30, 2018 and 2017 decreased $1.6 million as compared to the same period in 2017 related primarily to derivative losses as discussed in Note 11 to the condensed consolidated financial statements and by foreign currency losses in the 2018 period.  In addition, Other, net for the three months ended June 30, 2017 includes foreign currency gains of $0.3 million.

Income tax expense increased $0.5 million in the three months ended June 30, 2018 compared to the same period of 2017. Income tax expense in both periods is primarily attributable to our operations in Gabon, and is higher for the three months ended June 30, 2018 than income tax for the comparable 2017 period as a result of higher revenues.

Loss from discontinued operations for the three months ended June 30, 2018 and 2017 is attributable to our Angola segment as discussed further in Note 4 to the condensed consolidated financial statements. The losses from discontinued operations for the three months ended June 30, 2018 and 2017 were primarily related to ongoing administration costs.

Six months ended June 30, 2018 compared to the six months ended June 30, 2017

We reported net income for the six months ended June 30, 2018 of $9.2 million, compared to a net income of $6.5 million for the same period of 2017. These amounts were inclusive of our loss from discontinued operations for the six months ended June 30, 2018 of $0.4 million, and loss from discontinued operations for the six months ended June 30, 2017  of $0.3 million. Further discussion of results by significant line item follows.

Oil and natural gas revenues increased  $10.4 million, or approximately 24.9%, during the six months ended June 30, 2018 compared to the same period of 2017. Based on the average realized oil prices in the table below, a substantial portion of the increase in revenue is related to realized oil prices, which are due to increases in the Dated Brent market price.

The revenue changes in the six months ended June 30, 2018 compared to the six months ended June 30, 2017 identified as related to changes in price or volume are shown in the table below:

(in thousands)
Price	$15,579
Volume	(4,688)
Other	(511)
$10,380

	Six Months Ended June 30,
	2018	2017
Gabon net oil production (MBbls)	648	813
Net oil sales (MBbls)	712	807

Average realized oil price ($/Bbl)	$71.23	$49.35
Average Dated Brent spot* ($/Bbl)	70.67	51.57
*Average of daily Dated Brent spot prices posted on the U.S. Energy Information Administration website.

Crude oil sales are a function of the number and size of crude oil liftings in each quarter from the FPSO, and thus crude oil sales do not always coincide with volumes produced in any given quarter. We made seven liftings for the six months ended June 30, 2018 as compared to six liftings for the six months ended June 30, 2017. Our share of oil inventory aboard the FPSO, excluding royalty barrels, was approximately 52,900 and 42,000 barrels at June 30, 2018 and 2017, respectively.

Production expenses increased  $6.0 million, or approximately 33.5%, in the six months ended June 30, 2018 compared to the same period of 2017,  primarily as a result of $4.8 million for workovers performed during the six months ended June 30, 2018 on three Avouma field wells as well as increases in fuel costs and customs fees.

Depreciation, depletion and amortization (“DD&A”) decreased  $1.7 million, or approximately 43.8%, in the six months ended June 30, 2018 compared to the same period of 2017  due to the favorable impact of depleting our costs over a higher reserve base as a result of improvements in estimated reserves identified at December 31, 2017 as well as lower sales volumes.

General and administrative expenses increased  $1.4 million, or approximately 22.9% in the six months ended June 30, 2018 compared to the same period of 2017.  Stock-based compensation expense related to SARs was $2.1 million during the six months ended June 30, 2018 as compared to $0.8 million in the comparable 2017 period.  Because SARs are cash settled, these awards are adjusted to fair value each period, and as a result of the increase in our stock price from $0.70 at December 31, 2017 to $2.73 at June 30, 2018, the amount of expense increase significantly.  Professional services, computer and office equipment and other taxes were lower in 2018 compared to the 2017 period.

Bad debt expense and other for the six months ended June 30, 2018 and 2017 related primarily to the allowance on the VAT receivable.

Other operating income, net for the six months ended June 30, 2018 increased $0.2 million as compared to the same period in 2017 related to a reduction in inventory obsolescence.

Other, net for the six months ended June 30, 2018 and 2017 consists primarily of derivative instrument losses in 2018 and foreign currency gains in 2017.

Income tax expense increased $1.3 million in the six months ended June 30, 2018 compared to the same period of 2017.  Income tax expense in both periods is primarily attributable to our operations in Gabon and is higher in 2018 than income tax for the comparable 2017 period as a result of higher revenues.

Loss from discontinued operations for the six months ended June 30, 2018 and 2017 are attributable to our Angola segment as discussed further in Note 4 to the condensed consolidated financial statements. The small losses from these discontinued operations for the 2018 and 2017 periods are primarily related to ongoing administrative costs.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are exposed to market risk, including the effects of adverse changes in foreign exchange rates, commodity prices and counterparty risk as described below.

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

Commodity Price Risk

Our major market risk exposure continues to be the prices received for our oil and natural gas production. Sales prices are primarily driven by the prevailing market prices applicable to our production. Market prices for oil and natural gas have been volatile and unpredictable in recent years, and this volatility may continue. Beginning in the third quarter of 2014, the prices for oil and natural gas began a dramatic decline which continued through the first half of 2016. Current prices remain significantly lower than they were in years prior to 2015. Sustained low oil and natural gas prices or a resumption of the decreases in oil and natural gas prices could have a material adverse effect on our financial condition, the carrying value of our proved reserves, our undeveloped leasehold interests and our ability to borrow funds and to obtain additional capital on attractive terms. If oil sales were to remain constant at the most recent quarterly sales volumes of 319 MBbls, a $5 per Bbl decrease in oil price would be expected to cause a $1.6 million decrease per quarter ($6.4 million annualized) in revenues and operating income and a $1.4 million decrease per quarter ($5.4 million annualized)

in net income.  We engage in commodity swaps and crude oil puts as an economic hedge to mitigate the impact of a decline in oil prices. See Note 11 to the condensed consolidated financial statements.

CoUNTERPARTY Risk

We are exposed to market risk on our open derivative instruments related to potential nonperformance by our counterparty.  To mitigate this risk, we enter into such derivative contracts with credit worthy financial institutions or major oil companies deemed by management as competent and competitive market makers.

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

Management of the Company, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on their evaluation as of June 30, 2018, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at such time.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2018 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

In order to reduce the impact of commodity price uncertainty and increase cash flow predictability relating to the marketing of our crude oil and natural gas, we may enter into derivatives arrangements with respect to a portion of our expected production. Our derivative contracts consist of a series of commodity swap contracts and are limited in duration. Our derivatives program may be inadequate to protect us from significant and prolonged declines in the price of crude oil.

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

For further discussion of our potential risks and uncertainties, see the information in Item 1A “Risk Factors” in our 2017 Form 10-K. There have been no material changes in our risk factors from those described in our 2017 Form 10-K.

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

Dated:  August 6, 2018