Form 10-Q
period 2018-09-30
VAALCO ENERGY INC /DE/
filed 2018-11-07
CIK 894627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non‑accelerated filer	☐	Smaller reporting company Emerging growth company	☒ ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).          Yes  ☐    No   ☒

As of October 31, 2018 there were outstanding 59,538,878 shares of common stock, $0.10 par value per share, of the registrant.

As of October 31, 2018 there were outstanding 59,538,878 shares of common stock, $0.10 par value per share, of the registrant.

VAALCO ENERGY, INC. AND SUBSIDIARIES

 Unless the context otherwise indicates, references to “VAALCO,” “the Company”, “we,” “our,” or “us” in this Form 10-Q are references to VAALCO Energy, Inc., including its wholly-owned subsidiaries.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share amounts)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$33,715	$19,669
Restricted cash	1,025	842
Receivables:
Trade	—	3,556
Accounts with joint venture owners, net of allowance of $0.5 million at September 30, 2018 and December 31, 2017	931	3,395
Other	408	100
Crude oil inventory	2,232	3,263
Prepayments and other	3,058	2,791
Current assets - discontinued operations	3,222	2,836
Total current assets	44,591	36,452
Oil and natural gas properties, at cost - successful efforts method:
Proved properties	398,072	389,935
Unproved properties	16,698	10,000
Equipment and other	8,821	9,432
	423,591	409,367
Accumulated depreciation, depletion, amortization and impairment	(388,660)	(386,146)
Net oil and natural gas properties, equipment and other	34,931	23,221
Other noncurrent assets:
Restricted cash	918	967
Value added tax and other receivables, net of allowance of $2.1 million and $6.5 million at September 30, 2018 and December 31, 2017, respectively	2,306	6,925
Deferred tax assets	68,807	1,260
Abandonment funding	10,808	10,808
Total assets	$162,361	$79,633

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,219	$11,584
Accounts with joint venture owners	5,496	—
Accrued liabilities and other	17,662	12,991
Foreign taxes payable	1,775	—
Current portion of long term debt	—	6,666
Current liabilities - discontinued operations	15,191	15,347
Total current liabilities	47,343	46,588
Asset retirement obligations	14,459	20,163
Other long-term liabilities	1,264	284
Long term debt, excluding current portion, net	—	2,309
Total liabilities	63,066	69,344
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, none issued, 500,000 shares authorized, $25 par value	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized, 67,092,825 and 66,443,971 shares issued, 59,538,878 and 58,862,876 shares outstanding	6,709	6,644
Additional paid-in capital	72,229	71,251
Less treasury stock, 7,553,947 and 7,581,095 shares at cost	(37,798)	(37,953)
Retained earnings (deficit)	58,155	(29,653)
Total shareholders' equity	99,295	10,289
Total liabilities and shareholders' equity	$162,361	$79,633

See notes to condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Oil and natural gas sales	$25,266	$18,178	$77,337	$59,869
Operating costs and expenses:
Production expense	7,481	10,336	31,258	28,148
Exploration expense	—	4	12	4
Depreciation, depletion and amortization	1,130	1,700	3,289	5,539
Gain on revision of asset retirement obligations	(3,325)	—	(3,325)	—
General and administrative expense	2,811	2,463	10,422	8,654
Bad debt expense (recovery) and other	(157)	(49)	(68)	232
Total operating costs and expenses	7,940	14,454	41,588	42,577
Other operating income (loss), net	(6)	(3)	332	164
Operating income	17,320	3,721	36,081	17,456
Other income (expense):
Interest income (expense), net	111	(327)	(273)	(1,108)
Other, net	(1,029)	(793)	(2,184)	(571)
Total other expense, net	(918)	(1,120)	(2,457)	(1,679)
Income from continuing operations before income taxes	16,402	2,601	33,624	15,777
Income tax expense (benefit)	(62,224)	2,749	(54,600)	9,039
Income (loss) from continuing operations	78,626	(148)	88,224	6,738
Loss from discontinued operations	(21)	(174)	(416)	(518)
Net income (loss)	$78,605	$(322)	$87,808	$6,220

Basic net income (loss) per share:
Income from continuing operations	$1.31	$0.00	$1.48	$0.11
Loss from discontinued operations	0.00	(0.01)	(0.01)	(0.01)
Net income (loss) per share	$1.31	$(0.01)	$1.47	$0.10
Basic weighted average shares outstanding	59,481	58,817	59,147	58,682
Diluted net income (loss) per share:
Income from continuing operations	$1.28	$0.00	$1.46	$0.11
Loss from discontinued operations	0.00	(0.01)	(0.01)	(0.01)
Net income (loss) per share	$1.28	$(0.01)	$1.45	$0.10
Diluted weighted average shares outstanding	60,818	58,817	59,846	58,686

See notes to condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$87,808	$6,220
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	416	518
Depreciation, depletion and amortization	3,289	5,539
Gain on revision of asset retirement obligations	(3,325)	—
Other amortization	357	293
Unrealized foreign exchange (gain)/loss	819	(512)
Stock-based compensation	3,782	933
Commodity derivatives loss	2,064	971
Cash settlements received on derivative contracts	14	195
Bad debt expense and other	(68)	232
Deferred tax benefit	(66,191)	—
Other operating gain, net	(332)	(164)
Operational expenses associated with equipment and other	1,695	—
Change in operating assets and liabilities:
Trade receivables	3,556	(452)
Accounts with joint venture owners	7,961	542
Other receivables	(313)	274
Crude oil inventory	1,031	(247)
Prepayments and other	(13)	1,559
Value added tax and other receivables	(658)	(2,783)
Deferred tax assets	(1,356)	—
Accounts payable	(4,314)	(5,250)
Foreign taxes payable	1,775	—
Accrued liabilities and other	(999)	(432)
Net cash provided by continuing operating activities	36,998	7,436
Net cash used in discontinued operating activities	(958)	(4,204)
Net cash provided by operating activities	36,040	3,232
CASH FLOWS FROM INVESTING ACTIVITIES:
Oil and natural gas properties, equipment and other expenditures	(13,205)	(1,300)
Acquisitions	—	64
Proceeds from sale of oil and natural gas properties	—	250
Net cash used in continuing investing activities	(13,205)	(986)
Net cash used in discontinued investing activities	—	—
Net cash used in investing activities	(13,205)	(986)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuances of common stock	533	38
Treasury shares	(22)	(8)
Debt repayment	(9,166)	(7,917)
Borrowings	—	4,167
Net cash used in continuing financing activities	(8,655)	(3,720)
Net cash provided by discontinued financing activities	—	—
Net cash used in financing activities	(8,655)	(3,720)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	14,180	(1,474)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	32,286	30,643
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$46,466	$29,169

See notes to condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2018	2017
Supplemental disclosure of cash flow information:
Interest paid	$257	$811
Income taxes paid in cash	$2,720	$12,069
Income taxes paid in-kind with oil	$9,385	$—
Supplemental disclosure of non-cash investing and financing activities:
Oil and natural gas properties, equipment and other additions incurred but not paid at period end	$2,045	$379
Oil and natural gas property additions paid with non-cash assets	$4,197	$—
Asset retirement obligations	$(6,527)	$(103)

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

Restricted cash and abandonment funding – Restricted cash includes cash that is contractually restricted. Restricted cash is classified as a current or non-current asset based on its designated purpose and time duration. Current amounts in restricted cash at September 30, 2018 and December 31, 2017 each include an escrow amount representing bank guarantees for customs clearance in Gabon. Long term amounts at September 30, 2018 and December 31, 2017 include a charter payment escrow for the floating, production, storage and offloading vessel (“FPSO”) offshore Gabon as discussed in Note 9.  We invest restricted and excess cash in readily redeemable money market funds.

We are required under the Exploration and Production Sharing Contract entitled “Etame Marin No. G4-160”, dated as of July 7, 1995, as amended, (the “PSC”) for the Etame Marin block in Gabon to conduct abandonment studies to update the amounts being funded for the eventual abandonment of the offshore wells, platforms and facilities on the Etame Marin block. The current abandonment study was completed in January 2016.  This cash funding is reflected under “Other noncurrent assets” as “Abandonment funding” on our condensed consolidated balance sheets. Future changes to the anticipated abandonment cost estimate could change our asset retirement obligation and the amount of future abandonment funding payments.  See Note 9 for further discussion.

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

A liability for ARO is recognized in the period in which the legal obligations are incurred if a reasonable estimate of fair value can be made. The ARO liability reflects the estimated present value of the amount of dismantlement, removal, site reclamation, and similar activities associated with our oil and natural gas properties. We use current retirement costs to estimate the expected cash outflows for retirement obligations. Inherent in the present value calculation are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit-adjusted discount rates, timing of settlement, and changes in the legal, regulatory, environmental, and political environments. Initial recording of the ARO liability is offset by the corresponding capitalization of asset retirement cost recorded to oil and natural gas properties. To the extent these or other assumptions change after initial recognition of the liability, the fair value estimate is revised and the recognized liability adjusted, with a corresponding adjustment made to the related asset balance or income statement, as appropriate. Depreciation of capitalized asset retirement costs and accretion of asset retirement obligations are recorded over time.  Where there is a downward revision to the ARO that exceeds the net book value of the related asset, the corresponding adjustment is limited to the amount of the net book value of the asset and the remaining amount is recognized as a gain.  At September 30, 2018, we recorded a downward revision of $6.5 million to the ARO liability as a result of a change in the expected timing of the abandonment costs when the period of exploitation under the Etame Marin PSC was extended to at least September 16, 2028 as discussed further in Note 7.

Bad debts – Quarterly, we evaluate our accounts receivable balances to confirm collectability. When collectability is in doubt, we record an allowance against the accounts receivable, purchases of production and a corresponding income charge for bad debts, which appears in the “Bad debt expense and other” line item of the condensed consolidated statements of operations. The majority of our accounts receivable balances are with our joint venture owners and the government of Gabon for reimbursable Value-Added Tax (“VAT”). Collection efforts, including remedies provided for in the contracts, are pursued to collect overdue amounts owed to us. Portions of our costs in Gabon (including our VAT receivable) are denominated in the local currency of Gabon, the Central African CFA Franc (“XAF”). As of September 30, 2018, the outstanding VAT receivable balance, excluding the allowance for bad debt, was approximately XAF 6.9 billion (XAF 2.3 billion, net to VAALCO).  The VAT receivable balance was reduced by XAF14.1 billion (XAF 4.7 billion, net to VAALCO or $4.2 million) associated with a signing bonus as part of the Sixth Amendment to the PSC executed on September 17, 2018.  See Note 7 to the financial statements for further discussion.   As of September 30, 2018, the exchange rate was XAF 565.129 = $1.00.

For the three and nine months ended September 30, 2018, we recorded a net recovery of $0.2 million and  $0.1 million, respectively, related to the allowance for bad debt for VAT for which the government of Gabon has not reimbursed us.   For the three and nine months ended September 30, 2017, we recorded an allowance of $ (0.1) million and $0.2 million, respectively.  The receivable amount, net of allowances, is reported as a non-current asset in the “Value added tax and other receivables” line item in the condensed consolidated balance sheets. Because both the VAT receivable and the related allowances are denominated in XAF, the exchange rate revaluation of these balances into U.S. dollars at the end of each reporting period also has an impact on profit/loss. Such foreign currency gains (losses) are reported separately in the “Other, net” line item of the condensed consolidated statements of operations.

The following table provides a rollforward of the aggregate allowance:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Allowance for bad debt
Balance at beginning of period	$(6,948)	$(5,874)	$(7,033)	$(5,211)
Bad debt recovery (charge)	159	49	68	(232)
Reclassification to leasehold costs related to signing bonus	4,197	—	4,197	—
Reclassification related to Sojitz acquisition	—	(694)	—	(694)
Foreign currency gain (loss)	11	(201)	187	(583)
Balance at end of period	$(2,581)	$(6,720)	$(2,581)	$(6,720)

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

Fair value of financial instruments – Our current assets and liabilities include financial instruments such as cash and cash equivalents, restricted cash, accounts receivable, derivative assets and liabilities, accounts payable, liabilities for stock appreciation rights (“SARs”) and a guarantee. Derivative assets and liabilities are measured and reported at fair value using level 2 inputs each period with changes in fair value recognized in net income. SARs liabilities are measured and reported at fair value using level 3 inputs each period with changes in fair value recognized in net income. With respect to our other financial instruments included in current assets and liabilities, the carrying value of each financial instrument approximates fair value primarily due to the short-term maturity of these instruments. There were no transfers between levels during the three and nine months ended September 30, 2018 or 2017.

	As of September 30, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring
Liabilities
SARs liability	$—	$—	$3,111	$3,111
Derivative liability swaps	—	2,064	—	2,064
	$—	$2,064	$3,111	$5,175

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring
Liabilities
SARs liability	$—	$—	$146	$146
	$—	$—	$146	$146

As of September 30, 2018, the fair value of our SARs liability awards and derivative liability swaps of $2.1 million and $2.1 million, respectively, were included accrued liabilities.  As of September 30, 2018, the fair value of our long-term SARs of $1.0 million were include in other long-term liabilities.  As of December 31, 2017, the fair value of our SARs liability awards were included in accrued liabilities.

Foreign currency transactions – The U.S. dollar is the functional currency of our foreign operating subsidiaries. Gains and losses on foreign currency transactions are included in income. Within the condensed consolidated statements of operations line item “Other income (expense)—Other, net,” we recognized losses on foreign currency transactions of $0.0 thousand and $0.1 million during the three and nine months ended September 30, 2018, respectively.  Within the condensed consolidated statements of operations line item “Other income (expense)—Other, net,” we recognized gains on foreign currency transactions of $0.2 million and $0.5 million during the three and nine months ended September 30, 2017, respectively.

2.  NEW ACCOUNTING STANDARDS

Adopted

In March 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118” (“ASU 2018-05”). ASU 2018-05 adds the Securities and Exchange Commission’s (“SEC”) guidance released on December 22, 2017 in Staff Accounting Bulletin number 118 “(SAB 118”) regarding the Tax Reform Act to the FASB Accounting Standards Codification. The Company adopted ASU 2018-05 in March 2018. The income tax effects recorded in the Company’s financial statements in its Annual Report on Form 10-K for the year ended December 31, 2017 as well as for the three and nine months ended September 30, 2018 as a result of the Tax Reform Act are provisional in accordance with ASU 2018-05 as discussed further in Note 12.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”).   Beginning January 1, 2018, we adopted ASU No. 2014-09, and the related additional guidance provided under ASU No. 2016-10, 2016-11 and 2016-12 (together with ASU 2014-09, “Revenue Recognition ASU”). This new standard replaced most existing revenue recognition guidance in U.S. GAAP. The core principle of the Revenue Recognition ASU requires companies to reevaluate when revenue is recorded on a transaction based upon newly defined criteria, either at a point in time or over time as goods or services are delivered. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and estimates, and changes in those estimates. We adopted the Revenue Recognition ASU via the modified retrospective transition method, taking advantage of the allowed practical expedient that states we are not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. This standard applies to revenues from contracts with customers.  In addition, we recognize other items from carried interest recoupment and royalties paid which are reported in revenues but are not considered to be revenues from contracts with customers.  For revenues from contracts with customers, adoption of this standard did not result in a change in the timing or amount of revenue recognized, and therefore the adoption of this standard did not have a material impact on our financial position, results of operations, debt covenants or business practices.  The adoption did result in expanded disclosures related to the nature of our sales contracts and other matters related to revenues and the accounting for revenues, which are reflected in Note 6.  In addition, we implemented new internal controls and procedures associated with revenue recognition and disclosures related to revenues.

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

The following tables provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	September 30, 2018	December 31, 2017
	(in thousands)
Cash and cash equivalents	$33,715	$19,669
Restricted cash - current	1,025	842
Restricted cash - non-current	918	967
Abandonment funding	10,808	10,808
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$46,466	$32,286

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”) to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under ASU 2017-09, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The amendments in ASU 2017-09 are effective for all entities for interim and annual reporting periods beginning after December 15, 2017.  The amendments in this update are to be applied prospectively to an award modified on or after the adoption date. The adoption of ASU 2017-09 has not had a material impact on our financial position, results of operations, cash flows and related disclosures.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). The purpose of the amendment is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. For public entities, the amendments in ASU 2017-01 are effective for interim and annual reporting periods beginning after December 15, 2017. The amendments in this update are to be applied prospectively to acquisitions and disposals completed on or after the effective date, with no disclosures required at transition. The adoption of ASU 2017-01 has not had a material impact on our financial position, results of operations, cash flows and related disclosures.

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

Not yet adopted

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Topic 350): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350, Intangibles - Goodwill and Other, in making the determination as to which implementation costs are to be capitalized as assets and which costs are to be expensed as incurred. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted, and an entity can elect to apply the new guidance on a prospective or retrospective basis. The Company is currently evaluating the impact of adopting this guidance.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). This ASU modifies the disclosure requirements for fair value measurements. ASU 2018-13 removes the requirement to disclose (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (2) the policy for timing of transfers between levels, and (3) the valuation processes for Level 3 fair value measurements. ASU 2018-13 requires disclosure of changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For all entities, ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. We are currently evaluating the effect that this guidance will have on our consolidated financial statements and disclosures.

In July 2018, the FASB issued ASU 2018-09, Codification Improvements (“ASU 2018-09”). ASU 2018-09 amends a variety of topics in the FASB’s Accounting Standards Codification. The transition and effective date of the guidance are based on the facts and circumstances of each amendment. Some of the amendments in ASU 2018-09 do not require transition guidance and were effective upon issuance of ASU 2018-09. However, many of the amendments include transition guidance with effective dates for annual periods beginning after December 15, 2018. We do not believe the adoption of ASU 2018-09 will have a material impact on our consolidated financial statements and disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which amends the accounting standards for leases.  This accounting standard was further clarified by ASU 2018-10, Codification Improvements to Topic 842 and ASU 2018-11, Leases (Topic 842): Targeted Improvements, both of which were issued in July 2018.  ASU 2016-02 retains a distinction between finance leases and operating leases. The primary change is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases on the balance sheet. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous guidance. Certain aspects of lease accounting have been simplified and additional qualitative and quantitative disclosures are required along with specific quantitative disclosures required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early application permitted. In transition, lessees and lessors may use either a prospective approach in which they recognize and measure leases at the date of adoption and recognize a cumulative effect adjustment to the opening balance of retained earnings or they may use a modified retrospective approach in which leases are recognized and measured at the beginning of the earliest period presented. We intend to use the prospective approach when we adopt the new standard.  Leases with terms greater than 12 months, which are currently treated as operating leases, will be capitalized. The adoption of this standard will result in the recording of a right of use asset related to certain of our operating leases with a corresponding lease liability. This will result in an increase in total assets and liabilities and a decrease in working capital.  In connection with our implementation plan, we have reviewed our lease contracts and have been evaluating other contracts to identify embedded leases to determine the appropriate accounting treatment.  We are revising our processes and procedures as well as the internal controls related to the proper accounting for leases under the new standard.

3.  DISPOSITIONS

Discontinued Operations - Angola

In November 2006, we signed a production sharing contract for Block 5 offshore Angola (“PSA”). Our working interest is 40%, and we carry Sonangol P&P, for 10% of the work program.  On September 30, 2016, we notified Sonangol P&P that we were withdrawing from the joint operating agreement effective October 31, 2016. On November 30, 2016, we notified the national concessionaire, Sonangol E.P., that we were withdrawing from the PSA. Further to the decision to withdraw from Angola, we have taken actions to close our office in Angola and reduce future activities in Angola. As a result of this strategic shift, we classified all the related assets and liabilities as those of discontinued operations in the condensed consolidated balance sheets. The operating results of the Angola segment have been classified as discontinued operations for all periods presented in our condensed consolidated statements of operations. We segregated the cash flows attributable to the Angola segment from the cash flows from continuing operations for all periods presented in our condensed consolidated statements of cash flows. The following tables summarize selected financial information related to the Angola segment’s assets and liabilities as of September 30, 2018 and December 31, 2017 and its results of operations for the three and nine months ended September 30, 2018 and 2017.

Summarized Results of Discontinued Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Operating costs and expenses:
General and administrative expense	$23	$174	$387	$512
Total operating costs and expenses	23	174	387	512
Operating loss	(23)	(174)	(387)	(512)
Other expense:
Other, net	2	—	(29)	(3)
Total other expense	2	—	(29)	(3)
Loss from discontinued operations before income taxes	(21)	(174)	(416)	(515)
Income tax expense	—	—	—	3
Loss from discontinued operations	$(21)	$(174)	$(416)	$(518)

Assets and Liabilities Attributable to Discontinued Operations

	September 30, 2018	December 31, 2017
	(in thousands)
ASSETS
Accounts with joint venture owners	$3,222	$2,836
Total current assets	3,222	2,836
Total assets	$3,222	$2,836

LIABILITIES
Current liabilities:
Accounts payable	$32	$158
Accrued liabilities and other	15,159	15,189
Total current liabilities	15,191	15,347
Total liabilities	$15,191	$15,347

Drilling Obligation

Under the PSA, we and the other participating interest owner, Sonangol P&P, were obligated to perform exploration activities that included specified seismic activities and drilling a specified number of wells during each of the exploration phases identified in the PSA. The specified seismic activities were completed, and one well, the Kindele #1 well, was drilled in 2015. The PSA provides a stipulated payment of $10.0 million for each of the three exploration wells for which a drilling obligation remains unfulfilled under the terms of the PSA, of which our participating interest share would be $5.0 million per well. We have reflected an accrual of $15.0 million for a potential payment as of September 30, 2018 and December 31, 2017, respectively, which represents what we believe to be the maximum potential amount attributable to VAALCO Angola’s interest under the PSA. We are currently engaged in discussions with recently appointed representatives from Sonangol E.P. regarding a possible resolution to this potential payment.

4.  SEGMENT INFORMATION

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

Segment activity of continuing operations for the three and nine months ended September 30, 2018 and 2017 as well as long-lived assets and segment assets at September 30, 2018 and December 31, 2017 are as follows:

	Three Months Ended September 30, 2018
(in thousands)	Gabon	Equatorial Guinea	Corporate and Other	Total
Revenues-oil and natural gas sales	$25,265	$—	$1	$25,266
Operating income (loss)	19,826	(159)	(2,347)	17,320
Other, net	3	—	(1,032)	(1,029)
Income tax expense (benefit)	(42,141)	—	(20,083)	(62,224)
Additions to property and equipment - accrual	17,983	—	3	17,986

	Nine Months Ended September 30, 2018
(in thousands)	Gabon	Equatorial Guinea	Corporate and Other	Total
Revenues-oil and natural gas sales	$77,333	$—	$4	$77,337
Operating income (loss)	45,670	(274)	(9,315)	36,081
Other, net	(127)	(3)	(2,054)	(2,184)
Income tax expense (benefit)	(34,517)	—	(20,083)	(54,600)
Additions to property and equipment - accrual	18,938	—	17	18,955

	Three Months Ended September 30, 2017
(in thousands)	Gabon	Equatorial Guinea	Corporate and Other	Total
Revenues-oil and natural gas sales	$18,162	$—	$16	$18,178
Operating income (loss)	6,067	(44)	(2,302)	3,721
Other, net	142	4	(939)	(793)
Income tax expense (benefit)	2,749	—	—	2,749
Additions to property and equipment - accrual	237	—	60	297

	Nine Months Ended September 30, 2017
(in thousands)	Gabon	Equatorial Guinea	Corporate and Other	Total
Revenues-oil and natural gas sales	$59,823	$—	$46	$59,869
Operating income (loss)	25,117	(97)	(7,564)	17,456
Other, net	441	13	(1,025)	(571)
Income tax expense (benefit)	9,039	—	—	9,039
Additions to property and equipment - accrual	1,051	—	60	1,111

(in thousands)	Gabon	Equatorial Guinea	Corporate and Other	Total
Long-lived assets from continuing operations:
Balance at September 30, 2018	$24,526	$10,000	$405	$34,931
Balance at December 31, 2017	12,638	10,000	583	23,221

Assets from continuing operations:
Balance at September 30, 2018	$104,574	$10,088	$44,477	$159,139
Balance at December 31, 2017	63,122	10,095	3,580	76,797

Information about our most significant customers

For the period from August of 2015 through September 2018, we sold our crude oil production from Gabon under a term contract with Glencore Energy UK Ltd. (“Glencore”) with pricing based upon an average of Dated Brent in the month of lifting, adjusted for location and market factors.  The contract with Glencore ends in January 2019. Sales of oil to Glencore were approximately 100% of total revenues for the three and nine months ended September 30, 2018 and 2017.    We expect to be able to enter into a new contract with Glencore or other third party on competitive terms prior to the expiration of the current contract.

5.  EARNINGS PER SHARE

Basic earnings per share (“EPS”) is calculated using the average number of shares of common stock outstanding during each period. For the calculation of diluted shares, we assume that restricted stock is outstanding on the date of vesting, and we assume the issuance of shares from the exercise of stock options using the treasury stock method.

A reconciliation of reported net income (loss) to net income (loss) used in calculating EPS as well as a reconciliation from basic to diluted shares follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Net income (loss) (numerator):
Income (loss) from continuing operations	$78,626	$(148)	$88,224	$6,738
Less: Income (loss) from continuing operations attributable to unvested shares	(766)	—	(820)	(39)
Numerator for basic	77,860	(148)	87,404	6,699
Less: Income (loss) from continuing operations attributable to unvested shares	—	—	—	—
Numerator for dilutive	$77,860	$(148)	$87,404	$6,699

Loss from discontinued operations	$(21)	$(174)	$(416)	$(518)
Less: Loss from discontinued operations attributable to unvested shares	—	—	4	3
Numerator for basic	(21)	(174)	(412)	(515)
Less: Loss from discontinued operations attributable to unvested shares	—	—	—	—
Numerator for dilutive	$(21)	$(174)	$(412)	$(515)

Net income (loss)	$78,605	$(322)	$87,808	$6,220
Less: Net income (loss) attributable to unvested shares	(766)	—	(816)	(36)
Numerator for basic	77,839	(322)	86,992	6,184
Less: Net income (loss) attributable to unvested shares	—	—	—	—
Numerator for dilutive	$77,839	$(322)	$86,992	$6,184

Weighted average shares (denominator):
Basic weighted average shares outstanding	59,481	58,817	59,147	58,682
Effect of dilutive securities	1,337	—	699	4
Diluted weighted average shares outstanding	60,818	58,817	59,846	58,686
Stock options and unvested restricted stock grants excluded from dilutive calculation because they would be anti-dilutive	244	3,007	1,223	2,799

6.  REVENUE

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

In addition to revenues from customer contracts, the Company has other revenues related to contractual provisions under the Etame Marin block PSC.  This contract is not a customer contract, and therefore the associated revenues are not within the scope of ASC 606.  The terms of the PSC includes provisions for payments to the government of Gabon for: royalties based on 13% of production at the published price and a shared portion of “Profit Oil” determined based on daily production rates, as well as a gross carried working interest of 7.5% (increasing to 10% beginning June 20, 2026) for all costs.  For both royalties and Profit Oil, the PSC provides that the government of Gabon may settle these obligations in-kind, i.e. taking crude oil barrels, rather than with cash payments.

To date, the government of Gabon has not elected to take its royalties in-kind, and this obligation is settled through a monthly cash payment.  Payments for royalties are reflected as a reduction in revenues from customers.  Should the government elect to take the production attributable to its royalty in-kind, we would no longer have sales to customers associated with production assigned to royalties.

With respect to the government’s share of Profit Oil, the PSC provides that corporate income tax is satisfied through the payment of profit oil.  In the condensed consolidated statements of operations, the government’s share of revenues from Profit Oil is reported in revenues with a corresponding amount reflected in the current provision for income tax expense.  Prior to February 1, 2018, the government did not take any of its share of Profit Oil in-kind.  These revenues have been included in revenues to customers as the Company entered into the contract with the customer to sell the crude oil and was subject to the performance obligations associated with the contract.  For the in-kind sales by the government beginning February 1, 2018, these are not considered revenues under a customer contract as the Company is not a party to the contracts with the buyers of this crude oil.  However, consistent with the reporting of Profit Oil in prior periods, the amount associated with the Profit Oil under the terms of the PSC is reflected as revenue with an offsetting amount reported in current income tax expense.  Payments of the income tax expense will be reported in the period in which the government takes its Profit Oil in-kind, i.e. the period in which it lifts the crude oil.  The in-kind payment related to the September lifting was $9.4 million.  As of September 30, 2018, the foreign taxes payable attributable to this obligation is $1.8 million.

Certain amounts associated with the carried interest in the Etame Marin block discussed above are reported as revenues.  In this carried interest arrangement, the carrying parties, which include the Company and other working interest owners, are obligated to fund all of the working interest costs which would otherwise be the obligation of the carried party.  The carrying parties recoup these funds from the carried interest party’s revenues.

The following table presents revenues from contracts with customers as well as revenues associated with the obligations under the PSC.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Revenue from customer contracts:
Glencore oil revenue	$18,931	$17,757	$74,587	$57,913
Gabonese government share of Profit Oil	—	2,749	2,193	9,039
U.S. oil and natural gas revenue	—	16	—	46
Other items reported in revenue not associated with customer contracts:
Gabonese government share of Profit Oil taken in-kind	9,385	—	9,385	—
Carried interest recoupment	573	431	1,929	1,818
Royalties	(3,623)	(2,775)	(10,757)	(8,947)
Total revenue, net	$25,266	$18,178	$77,337	$59,869

7.  OIL AND NATURAL GAS PROPERTIES AND EQUIPMENT

Extension of Term of Etame Marin Block PSC

On September 25, 2018, VAALCO together with the other joint owners in the Etame Marin block (the “consortium”) received an implementing Presidential Decree from the government of Gabon authorizing a Sixth Amendment (the “PSC Extension”) to the Etame Marin block PSC.  Our subsidiary, VAALCO Gabon S.A., has a 33.575% “Participating Interest” (working interest including the working interest attributable to the carried interest owner) in the Etame Marin block.

The PSC Extension extends the term for each of the three exploitation areas in the Etame Marin block for a period of ten years with effect from September 17, 2018, the effective date of the PSC Extension.  Prior to the PSC Extension, the exploitation periods for the three exploitation areas in the Etame Marin block would expire beginning in June 2021.  The PSC Extension also grants the consortium the right for two additional extension periods of five years each.  The PSC Extension further allows the consortium to explore the potential for resources within the area of each Exclusive Exploitation Authorization as defined in the PSC Extension.

In consideration for the PSC Extension, the consortium agreed to a signing bonus of $65.0 million ($21.8 million net to VAALCO) payable to the government of Gabon (the “signing bonus”).  The consortium paid $35.0 million ($11.8 million net to VAALCO) in cash on September 26, 2018 and paid $25.0 million ($8.4 million net to VAALCO) through an agreed upon reduction of the VAT receivable owed by the government of Gabon to the consortium as of the effective date.  An additional $5.0 million ($1.7 million net to VAALCO) is to be paid in cash by the consortium following the end of the drilling activities described below.  We have accrued our $1.7 million share of this remaining payment as of September 30, 2018.  The amount paid through a reduction in VAT has been recorded at $4.2 million which represents the book value of the receivable, net of the valuation allowance.    We have allocated our share of the signing bonus between proved and unproved leasehold costs using the acreage attributable to the previous exploitation areas and the additional acreage in the expanded exploitation areas resulting in $10.9 million being attributed to proved leasehold costs and $6.7 million attributed to unproved leasehold costs.

Under the PSC Extension, by September 16, 2020, the consortium is required to drill two wells and two appraisal well bores.  We estimate the cost of these wells will be approximately $61.2 million ($20.5 million, net to VAALCO).  If the wells are not drilled, then the consortium must pay the difference between the amounts spent on any wells that were drilled and the estimated costs of the wells as set forth in the Work Program and Budget as approved by the government of Gabon.  The consortium is planning to drill these wells in the second and third quarters of 2019.  The consortium is also required to complete two technical studies by September 16, 2020 at an estimated cost of $1.3 million gross ($0.4 million net to VAALCO).

Prior to the PSC Extension, the consortium was entitled to take up to 70% of production remaining after the 13% royalty (“Cost Recovery Percentage”) to recover its costs so long as there are amounts remaining in the Cost Account.  Under the PSC Extension, the Cost Recovery Percentage is increased to 80% for the ten-year period from September 17, 2018 through September 16, 2028.  After September 16, 2028, the Cost Recovery Percentage returns to 70%.

Prior to the PSC Extension, the PSC provided for the government of Gabon to take a 7.5% gross working interest carried by the consortium.  The government of Gabon transferred this interest to a third party.  Pursuant to the PSC Extension, the government of Gabon will acquire from the consortium an additional 2.5% gross working interest carried by the consortium effective June 20, 2026.  VAALCO’s share of this interest to be transferred to the government of Gabon is 0.8%.

Depletion and Impairment

Depletion of wells, platforms, and other production facilities are calculated on a field basis under the unit-of-production method based upon estimates of proved developed reserves. Depletion of developed leasehold acquisition costs are calculated on a field basis under the unit-of-production method based upon estimates of total proved reserves.  Support equipment and leasehold improvements related to oil and natural gas producing activities, as well as property, plant and equipment unrelated to oil and natural gas producing activities, are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, which are typically five years for office and miscellaneous equipment and five to seven years for leasehold improvements.

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

There was no triggering event in the third quarter of 2018 that would cause us to believe the value of oil and natural gas producing properties should be impaired.  While there were capital expenditures during the quarter related to the signing bonus for the PSC Extension, the value of the extended exploitation period and the increase in the Cost Recovery Percentage exceeded the consideration given.  Other factors considered included the fact that the future strip prices for the third quarter of 2018 modestly increased from the second quarter of 2018, and there were no indicators that downward adjustments were needed to the 2017 year-end reserve report.

With respect to current reserve estimates, we estimate that reserves have increased as a result of the PSC extension and the wells planned for 2019.

There was no triggering event in the third quarter of 2017 that caused us to believe the value of oil and natural gas producing properties should be impaired.  During the third quarter of 2017, prices remained stable and we incurred no significant capital spending.  We considered these and other factors and determined that there were no events or circumstances triggering an impairment evaluation for all of our fields.

8.  DEBT

On May 22, 2018, we terminated an amended term loan agreement we had with the International Finance Corporation (the “IFC”) (the “Amended Term Loan Agreement”) by prepaying the outstanding principal and accrued interest.  We did not incur any termination or prepayment penalties as a result of the termination of the Amended Term Loan Agreement.

We entered into the Amended Term Loan Agreement on June 29, 2016 through the execution of a Supplemental Agreement with the IFC which, among other things, amended and restated our existing loan agreement to convert $20.0 million of the revolving portion of the credit facility, to a term loan (the “Term Loan”) with $15.0 million outstanding at that date. The Amended Term Loan Agreement was secured by the assets of our Gabon subsidiary, VAALCO Gabon S.A. and was guaranteed by VAALCO as the parent company. The Amended Term Loan Agreement provided for quarterly principal and interest payments on the amounts outstanding, with interest accruing at a rate of LIBOR plus 5.75%.

The Amended Term Loan Agreement also provided for an additional borrowing of up to $5.0 million, which could be requested in a single draw, subject to the IFC’s approval, through March 15, 2017. On March 14, 2017, we borrowed $4.2 million under this provision of the Amended Term Loan Agreement. The additional borrowings were to be repaid in five quarterly principal installments commencing June 30, 2017, together with interest accruing at LIBOR plus 5.75%.

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

The table below shows the components of the “Interest income (expense), net” line item of our condensed consolidated statements of operations and the average effective interest rate, excluding commitment fees, on our borrowings:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Interest expense related to debt, including commitment fees	$—	$(222)	$(257)	$(796)
Deferred finance cost amortization	—	(92)	(191)	(293)
Other interest expense not related to debt	—	(16)	33	(23)
Interest income	111	3	142	4
Interest income (expense), net	$111	$(327)	$(273)	$(1,108)

Average effective interest rate, excluding commitment fees		6.54%	7.09%	6.87%

9.  COMMITMENTS AND CONTINGENCIES

Drilling and other commitments

In connection with the PSC Extension, the Etame Marin block joint owners are committed to drill two wells and two appraisal well bores by September 16, 2020.    The estimated cost for these wells is approximately $61.2 million ($20.5 million, net to VAALCO). In addition to the drilling commitment, the Etame Marin block joint owners are required to pay $5.0 million ($1.7 million, net to VAALCO) in cash to the government of Gabon following the end of the drilling activities for the two wells.   As the payment is not contingent on the success of these wells and at least $5.0 million would be paid if no wells are drilled, we have accrued a liability for our net $1.7 million share as of September 30, 2018.  The joint owners are also obligated to perform two technical studies estimated to cost $1.3 million ($0.4 million, net to VAALCO).  The costs related to these studies will be recognized in future periods when the studies are performed.

Abandonment funding

As part of securing the first of two five-year extensions to the Etame field production license to which we are entitled from the government of Gabon, we agreed to a cash funding arrangement for the eventual abandonment of all offshore wells, platforms and facilities on the Etame Marin block. The agreement was finalized in the first quarter of 2014 (effective as of 2011) providing for annual funding over a period of ten years in amounts equal to 12.14% of the total abandonment estimate for the first seven years and 5.0% per year for the last three years of the production license. The amounts paid will be reimbursed through the cost account and are non-refundable. The abandonment estimate used for this purpose is approximately $61.1 million ($19.0 million net to VAALCO) on an undiscounted basis. Through September 30, 2018,  $34.8 million ($10.8 million net to VAALCO) on an undiscounted basis has been funded. This cash funding is reflected under “Other noncurrent assets” as “Abandonment funding” on our condensed consolidated balance sheets. Future changes to the anticipated abandonment cost estimate could change our asset retirement obligation and the amount of future abandonment funding payments.

FPSO charter

In connection with the charter of the FPSO, we, as operator of the Etame Marin block, guaranteed all of the lease payments under the charter through its contract term, which expires in September 2020. At our election, the charter may be extended for two one-year periods beyond September 2020. We obtained guarantees from each of the joint venture owners for their respective shares of the payments. Our net share of the charter payment is 31.1%, or approximately $9.7 million per year. Although we believe the need for performance under the charter guarantee is remote, we recorded a liability of $0.4 million as of  September 30, 2018 and $0.5 million as of December 31, 2017 representing the guarantee’s estimated fair value. The guarantee of the offshore Gabon FPSO lease has $61.8 million and $85.2 million in remaining gross minimum obligations as of September 30, 2018 and December 31, 2017, respectively.

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

At September 30, 2018 and December 31, 2017, we had accrued $1.3 million, net to VAALCO, in “Accrued liabilities and other” on our condensed consolidated balance sheets for potential fees which may result from a customs audit.

10.  DERIVATIVES AND FAIR VALUE

We use derivative financial instruments to achieve a more predictable cash flow from oil production by reducing our exposure to price fluctuations.

Commodity Swaps - In June 2018, we entered into commodity swaps at a Dated Brent weighted average of $74 per barrel for the period from and including June 2018 through June 2019 for a quantity of approximately 400,000 barrels.  If a liability position exceeds $10.0 million, we would be required to provide a bank letter of credit or deposit cash into an escrow account for the amount by which the liability exceeds $10.0 million. These swaps settle on a monthly basis.  At September 30, 2018, our unexpired commodity swaps were for an underlying quantity of 285,000 barrels and had a fair value liability position of $2.1 million reflected in “Accrued liabilities and other” line of our condensed consolidated balance sheet.

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

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Item	Statement of Operations Line	2018	2017	2018	2017
		(in thousands)
Crude oil puts	Other, net	—	(921)	$—	$(971)
Crude oil swaps	Other, net	(1,026)	—	(2,036)	—

11.  STOCK-BASED COMPENSATION

Our stock-based compensation has been granted under several stock incentive and long-term incentive plans. The plans authorize the Compensation Committee of our Board of Directors to issue various types of incentive compensation. Currently, we have issued stock options, restricted shares and stock appreciation rights from the 2014 Long-Term Incentive Plan (“2014 Plan”). At September 30, 2018,  1,112,527 shares were authorized for future grants under the 2014 plan.

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

We record compensation expense related to stock-based compensation as general and administrative expense.  For the three months ended September 30, 2018 and 2017, stock-based compensation was $1.1 million and $0.2 million, respectively, related to the issuance of stock options, restricted stock and SARs.  For the nine months ended September 30, 2018 and 2017, stock-based compensation was $3.8 million and $0.9 million, respectively, related to the issuance of stock options, restricted stock and SARs. Because we do not pay significant United States federal income taxes, no amounts were recorded for future tax benefits.

Stock options

Stock options have an exercise price that may not be less than the fair market value of the underlying shares on the date of grant. In general, stock options granted to participants will become exercisable over a period determined by the Compensation Committee of our Board of Directors, which in the past has been a five-year life, with the options vesting over a service period of up to five years. In addition, stock options will become exercisable upon a change in control, unless provided otherwise by the Compensation Committee. There were $0.5 million and $38 thousand in cash proceeds from the exercise of stock options in the nine months ended September 30, 2018 and 2017, respectively.  During the nine months ended September 30, 2018, options for 494,941 shares were granted to employees; these options vest over a three-year period, vesting in three equal parts on the first, second and third anniversaries after the date of grant and have an exercise price of $0.86 per share.  During the nine months ended September 30, 2018, options for 175,644 shares were granted to directors; these options vested immediately on the date of grant and have an exercise price of $1.60 per share.

Stock option activity for the nine months ended September 30, 2018 is provided below:

	Number of Shares Underlying Options	Weighted Average Exercise Price Per Share
	(in thousands)
Outstanding at January 1, 2018	2,597	$1.77
Granted	671	1.05
Exercised	(528)	1.02
Forfeited/expired	(139)	5.60
Outstanding at September 30, 2018	2,601	1.54
Exercisable at September 30, 2018	1,498	1.98

Restricted shares

Restricted stock granted to employees will vest over a period determined by the Compensation Committee which is generally a three-year period, vesting in three equal parts on the first three anniversaries following the date of the grant. Share grants to directors vest immediately and are not restricted.   During the nine months ended September 30, 2018, the Company issued 323,474 shares of service based restricted stock to employees with a grant date fair value of $0.86 per share.  The vesting of these shares is dependent upon the employee’s continued service with the Company.  The shares will vest in three equal parts over three years from the date of the grant.  The following is a summary of activity in unvested restricted stock in the nine months ended September 30, 2018.  During the nine months ended September 30, 2018, restricted stock for 75,000 shares were granted to directors; these shares vested immediately on the date of grant and had a grant date fair value of $1.60 per share.

	Restricted Stock	Weighted Average Grant Price
	(in thousands)
Non-vested shares outstanding at January 1, 2018	340	$1.10
Awards granted	398	1.00
Awards vested	(155)	1.07
Awards forfeited	—	—
Non-vested shares outstanding at September 30, 2018	583	1.04

During the three and nine months ended September 30, 2018,  8,117 shares were added to treasury as a result of tax withholding on vestings of restricted shares.  During the three and nine months ended September 30, 2017,  9,117 shares were added to treasury as a result of tax withholding on vestings of restricted shares.

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

During the nine months ended September 30, 2018,  2,373,411 SARs were granted to employees which vest over a three-year period with a life of 5 years and have a $0.86 SAR price per share specified in a SAR award on the date of grant.  With respect to SARs granted in 2017, one-third of the SARs are to vest on or after the first anniversary of the grant date at such time when the market price per share of our common stock exceeds $1.30; one-third of the SARs are to vest on or after the second anniversary of the grant date at such time when the share price exceeds $1.50; and one-third of the SARs are to vest on or after the third anniversary of the grant date at such time when the share price exceeds $1.75.   The vesting requirements for two-thirds of the SARs granted in 2017 have been met.

SAR activity for the nine months ended September 30, 2018 is provided below:

	Number of Shares Underlying SARs	Weighted Average Exercise Price Per Share
	(in thousands)
Outstanding at January 1, 2018	1,076	$1.17
Granted	2,373	0.86
Exercised	(47)	1.20
Forfeited/expired	(33)	0.86
Outstanding at September 30, 2018	3,369	0.95
Exercisable at September 30, 2018	371	1.15

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

On December 22, 2017, the United States government enacted the Tax Cuts and Jobs Act, commonly referred to as the Tax Reform Act. The Tax Reform Act includes significant changes to the U.S. income tax system including but not limited to: a federal corporate rate reduction from 35% to 21%; limitations on the deductibility of interest expense and executive compensation; repeal of the Alternative Minimum Tax (“AMT”); full expensing provisions related to business assets; creation of new minimum taxes such as the base erosion anti-abuse tax (“BEAT”) and Global Intangible Low Taxed Income (“GILTI”) tax; and the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system, which will result in a one time U.S. tax liability on those earnings which have not previously been repatriated to the U.S. (the “Transition Tax”).  The provisional impacts of this legislation are outlined below:

•

Beginning January 1, 2018, the U.S. corporate income tax rate will be 21%.  The Company is required to recognize the impacts of this rate change on its deferred tax assets and liabilities in the period enacted.  As the Company had a full valuation allowance on its net deferred tax asset as of December 31, 2017, there was no overall impact to the financial statements in 2017 due to this change in rate. However, as discussed further below, during the three months ended September 30, 2018, the Company reversed a portion of its valuation allowance on its net deferred tax asset attributable to U.S. taxable income.  As a result of the reduction in the corporate income tax rate, the benefit from this reversal was $19.9 million less than it would have been at the previous 35% corporate income tax rate.

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

Income taxes attributable to continuing operations for the three months ended September 30, 2018 and 2017 are attributable to foreign taxes payable in Gabon.  The Company has not recorded any measurement period adjustments under ASU 2018-05 during the three and nine months ended September 30, 2018.

Provision (benefit) for income taxes related to income (loss) from continuing operations consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
	(in thousands)
U.S. Federal:
Current	$(406)	$—	$(406)	$—
Deferred	(19,677)	—	(19,677)	—
Foreign:
Current	4,373	2,749	11,997	9,039
Deferred	(46,514)	—	(46,514)	—
Total	$(62,224)	$2,749	$(54,600)	$9,039

As of December 31, 2017, the Company had deferred tax assets of $154.5 million primarily attributable to U.S. federal taxes related to basis differences in fixed assets, foreign tax credit carryforwards, and net operating loss carryforwards as well as foreign net operating losses for foreign jurisdictions.  Management assesses the available positive and negative evidence to estimate if existing deferred tax assets will be utilized. As of December 31, 2017, the Company was in a cumulative three year pre-tax loss position for both the U.S. and Gabon jurisdictions.  As of December 31, 2017, we did not anticipate utilization of the foreign tax credits prior to expiration nor did we expect to generate sufficient taxable income to utilize other deferred tax assets. On the basis of this evaluation, valuation allowances of $153.2 million were recorded as of December 31, 2017. Valuation allowances reduce the deferred tax assets to the amount that is more likely than not to be realized.

Taxes paid in Gabon with respect to earnings from the Etame Marin block are determined under the provisions of the Etame Marin PSC.  In accordance with the Etame Marin PSC, the consortium maintains a “Cost Account” which accumulates capital costs and operating expenses (“Recoverable Costs”) that are deductible against revenues, net of royalties, in determining taxable profits.  For each calendar year, the consortium is entitled to receive a percentage of the production (“Cost Recovery Percentage”) remaining after deducting royalties so long as there are amounts remaining in the Cost Account. Prior to the PSC Extension, the Cost Recovery Percentage was 70%.  As a result of the PSC Extension, the Cost Recovery Percentage has been increased to 80% for the period from September 17, 2018 through September 16, 2028. After September 16, 2028, the Cost Recovery Percentage returns to 70%.  The difference between revenues, net of royalties, and the costs recovered for the period is “Profit Oil.” As payment of corporate income taxes, the consortium pays the government an allocation of the remaining Profit Oil production from the contract area ranging from 50% to 60%.  The percentage of Profit Oil paid to the government as tax is a function of production rates. When the Cost Account is less than the entitled recovery percentage (either 70% or 80%, depending on the period), Profit Oil as a percentage of revenues increases and Gabon taxes paid increase as a percentage of revenues.  At December 31, 2017, there was $97.6 million remaining in the portion of the Cost Account associated with our interest.

Prior to the PSC Extension, the Cost Recovery Percentage was 70%, and the exploitation periods ended beginning in June 2021.  Future proved reserves did not extend beyond 2021.  Opportunities for increasing reserves by drilling wells were limited, and while oil prices had improved since 2016, they were not at the levels needed to recover VAALCO’s Cost Account.  As a result of these factors, the ability to recognize the benefit from the potential deferred tax asset related to the difference between VAALCO’s Cost Account and the book basis of the Etame Marin block assets was deemed to be remote, and the deferred tax asset was not recognized.  As a result of the PSC Extension during the three months ended September 30, 2018, the Cost Recovery Percentage increased to 80% and the exploitation periods were extended to at least September 16, 2028, and if the two five-year option periods are elected the period would extend to September 16, 2038.  In addition to the benefits under the PSC Extension, we expect higher future oil prices based on current Brent futures strip pricing over the next few years and we expect future production from the planned drilling of two to three wells in 2019.  Given these factors, we determined that the potential for a recovery of our Cost Account was no longer remote, and therefore we recorded a deferred tax asset of $46.5 million related to the excess of the Cost Account over the book basis of the Etame Marin block assets.  In addition, as a result of recording the deferred tax asset of $46.5 million related to our Cost Account, we recorded the corresponding deferred tax liability of $9.8 million attributable to the U.S. federal income tax impact.

We also evaluated the amount of the valuation allowance needed related to deferred tax assets recognized related to U.S. federal  income taxes.  In making this evaluation, we considered the impact on future taxable income of increased earnings as a result of the PSC Extension as well as increases in oil prices during the year, including current oil prices as well as Brent futures strip pricing over the next few years and the future production from the planned drilling of two to three wells in 2019.  We also considered the pattern of earnings over the past three years.  On the basis of these factors, we determined that it is more likely than not that we will realize a portion of the benefit from the deferred tax assets related to the fixed asset basis differences as well as the net operating losses.  Accordingly, we reversed $29.9 million of the valuation allowance recorded in prior periods.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) which are intended to be covered by the safe harbors created by those laws. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect or anticipate may occur in the future, including without limitation, statements regarding our financial position, operating performance and results, reserve quantities and net present values, market prices, business strategy, derivative activities, taxes, the amount and nature of capital expenditures and plans and objectives of management for future operations are forward-looking statements. When we use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “forecast,” “outlook,” “aim,” “target,” “will,” “could,” “should,” “may,” “likely,” “plan,” “probably” or similar expressions, we are making forward-looking statements. Many risks and uncertainties that could affect our future results and could cause results to differ materially from those expressed in our forward-looking statements include, but are not limited to:

•	volatility of, and declines and weaknesses in oil and natural gas prices;
•	the discovery, acquisition, development and replacement of oil and natural gas reserves;
•	future capital requirements;
•	our ability to maintain sufficient liquidity in order to fully implement our business plan;
•	our ability to generate cash flows that, along with our cash on hand, will be sufficient to support our operations and cash requirements;
•	our ability to attract capital;
•

our ability to resolve satisfactorily matters related to our exit from Angola, including our obligations to pay the amount, as it is ultimately determined, of our liabilities to Sonangol E.P. with respect to our production sharing contract;

•	our ability to pay the expenditures required in order to develop certain of our properties offshore Equatorial Guinea;
•	operating hazards inherent in the exploration for and production of oil and natural gas;
•	difficulties encountered during the exploration for and production of oil and natural gas;
•	the impact of competition;
•	weather conditions;
•	the uncertainty of estimates of oil and natural gas reserves;
•	currency exchange rates;
•	unanticipated issues and liabilities arising from non-compliance with environmental regulations;
•	the ultimate resolution of our abandonment funding obligations with the government of Gabon and the audit of our operations in Gabon currently being conducted by the government of Gabon;
•	the availability and cost of seismic, drilling and other equipment;
•	difficulties encountered in measuring, transporting and delivering oil to commercial markets;
•	timing and amount of future production of oil and natural gas;
•	the potential impacts of the Tax Reform Act on our financial position;
•	hedging decisions, including whether or not to enter into derivative financial instruments;
•	our ability to effectively integrate assets and properties that we acquire into our operations;
•	general economic conditions, including any future economic downturn, disruption in financial markets and the availability of credit;
•	our ability to enter into new customer contracts;
•	changes in customer demand and producers’ supply;
•	actions by the governments of and events occurring in the countries in which we operate;
•	actions by our joint venture owners;

•	compliance with, or the effect of changes in, governmental regulations regarding our exploration, production, and well completion operations including those related to climate change;
•	the outcome of any governmental audit; and
•	actions of operators of our oil and natural gas properties.

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

A significant component of our results of operations is dependent upon the difference between prices received for our offshore Gabon oil production and the costs to find and produce such oil. Oil and natural gas prices have been volatile and subject to fluctuations based on a number of factors beyond our control.  Current prices are significantly higher than those in early 2016.  A decline in oil and natural gas prices and a sustained period of low oil and natural gas prices could have a material adverse effect on our financial condition, the carrying value of our proved reserves, our undeveloped leasehold interests and our ability to borrow funds and to obtain additional capital on attractive terms.

CURRENT DEVELOPMENTS

During 2017 and the first three quarters of 2018, the global oil supply and demand were close to being balanced; however, no assurances can be made that this trend will continue. ICE Dated Brent crude oil prices fluctuated between $44 and $67 per barrel (“Bbl”) from January 2017 through December 2017.  During the nine months ended September 30, 2018, ICE Dated Brent crude oil prices have fluctuated between $62 and $83 per Bbl.

On May 22, 2018, we terminated the Amended Term Loan Agreement by prepaying the outstanding principal and accrued interest.  We did not incur any termination or prepayment penalties as a result of the termination of the Amended Term Loan Agreement.

On September 17, 2018, the Sixth Amendment (“PSC Extension”) to the Exploration and Production Sharing Contract entitled “Etame Marin No. G4-160”, dated as of July 7, 1995, (“PSC”) providing for the extension of our three Exclusive Exploitation Authorizations for the Etame Marin block through September 16, 2028, with the right for two additional five-year extension periods, was executed.  See “PSC Extension” below for further information.

As of the third quarter of 2018, we are preparing for a drilling program for the second and third quarters of 2019 on the Etame Marin block which will include two to three wells and two appraisal well bores.

ACTIVITIES BY ASSET

Gabon

Offshore – Etame Marin Block

PSC Extension

As described further in Note 7, on September 25, 2018, the consortium received an implementing Presidential Decree from the government of Gabon authorizing the PSC Extension.  Our subsidiary VAALCO Gabon S.A. has a 33.575% “Participating Interest” (working interest including the working interest attributable to the carried interest owner) in the Etame Marin block.

The PSC Extension extends the period for the three Exclusive Exploitation Authorizations for a period of ten years from September 17, 2018, the effective date of the PSC Extension.  Prior to the PSC Extension, the exploitation periods for the three exploitation areas in the Etame Marin block expired beginning in June 2021.  The PSC Extension also grants the consortium the right for two additional extension periods of five years each.  The PSC Extension further allows the consortium to explore the potential for resources in the three exploitation areas as defined in the PSC Extension.

In consideration for the PSC Extension, the consortium agreed to a signing bonus of $65.0 million ($21.8 million, net to VAALCO) payable to the government of Gabon (the “signing bonus”).  The consortium paid $35.0 million ($11.8 million, net to VAALCO) in cash on September 26, 2018, and $25.0 million ($8.4 million, net to VAALCO) was paid through an agreed upon reduction of the VAT receivable owed by the government of Gabon to the consortium as of the effective date.  An additional $5.0 million ($1.7 million, net to VAALCO) is to be paid in cash by the consortium following the end of the drilling activities described below.  We have accrued for our $1.7 million share of the $5.0 million payment as of September 30, 2018.  The amount paid through a reduction in VAT has been recorded at $4.2 million which represents the book value of the receivable, net of the valuation allowance.

Under the PSC Extension, by September 16, 2020, the consortium is required to drill two wells and two appraisal well bores. We estimate the cost of these wells will be approximately $61.2 million ($20.5 million, net to VAALCO).  If the wells are not drilled, then the consortium must pay the difference between the amounts spent on any wells that were drilled and the estimated costs.  The consortium is planning to drill these wells in the second and third quarters of 2019.  The consortium is also required to complete two technical studies by September 16, 2020 at an estimated cost of $1.3 million gross ($0.4 million net to VAALCO).

Prior to the PSC Extension, the consortium was entitled to take up to 70% of production remaining after the 13% royalty to recover its costs (“Cost Recovery Percentage”) so long as there are amounts remaining in the Cost Account.  Under the PSC Extension, the Cost Recovery Percentage was increased to 80% for the ten-year period from September 17, 2018 through September 16, 2028.  After September 16, 2028, the Cost Recovery Percentage returns to 70%.

Development and Production

We operate the Etame, Avouma/South Tchibala, Ebouri, Southeast Etame and the North Tchibala fields on behalf of the consortium. As of September 30, 2018, production operations in the Etame Marin block included nine platform wells, plus three subsea wells across all fields tied back by pipelines to deliver oil and associated natural gas through a riser system to allow for delivery, processing, storage and ultimately offloading the oil from a leased floating, production, storage and offloading vessel (“FPSO”) anchored to the seabed on the block. The FPSO has production limitations of approximately 25,000 BOPD and 30,000 barrels of total fluids per day.  During the nine months ended September 30, 2018 and 2017, production from the block was approximately 3,804 MBbls (1,027 MBbls net) and 4,268 MBbls (1,154 MBbls net), respectively.

In October 2017 we began workover operations to replace failed electrical submersible pumps (“ESPs”) in the South Tchibala 1-HB and South Tchibala 2-H wells.  While production from the South Tchibala 1-HB well was not restored, the workover operation on the South Tchibala 2-H well was successfully completed in November 2017.  Following demobilization of the workover unit in late 2017, the Avouma 2-H well experienced an ESP failure.  In May 2018 we mobilized a hydraulic workover unit to the Avouma platform to replace the ESP systems in the Avouma 2-H and the South Tchibala 1-HB wells and restored production to both wells in June 2018. While the hydraulic workover unit was on location, we decided to pro-actively replace the ESPs in the South Tchibala 2-H well to upgrade the systems to those just installed in the other two wells.  Excluding the Avouma platform wells, the wells with ESPs on our three other platforms have operated without incident for up to four years.  As a result of these workover operations approximately 1,100 BOPD of net production has been restored.

As discussed above, the PSC Extension requires the consortium to drill two wells and two appraisal well bores by September 16, 2020. We are planning to drill these wells and a possible third well during the second and third quarters of 2019.

Equatorial Guinea

We have a 31% working interest in an undeveloped portion of a block offshore Equatorial Guinea that we acquired in 2012  (the “Block P interest”).  The Block P interest is currently in suspension, and we are working with the Ministry of Mines and Hydrocarbons to lift the suspension by the end of 2018.  We and our joint venture owners are evaluating the timing and budgeting for development and exploration activities under a development and production area in the block, including the approval of a development and production plan.  Preparation for these activities could begin as early as 2019.  Expenditures related to such activities are not expected to be significant in 2019.    Our production sharing contract covering this development and production area provides for a development and production period of 25 years from the date of approval of a development and production plan.  We are in continued discussions with the Ministry of Mines and Hydrocarbons regarding these plans.

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

Drilling Obligation

Under the PSA, we and the other participating interest owner, Sonangol P&P, were obligated to perform exploration activities that included specified seismic activities and drilling a specified number of wells during each of the exploration phases under the PSA. The specified seismic activities were completed, and one well, the Kindele #1 well, was drilled in 2015. The PSA provides a stipulated payment of $10.0 million for each exploration well for which a drilling obligation remains under the terms of the PSA, of which our participating interest share would be $5.0 million per well. We have reflected an accrual of $15.0 million for a potential payment as of September 30, 2018 and December 31, 2017, which represents what we believe to be the maximum potential amount attributable to our interest under the PSA.  We are currently engaged in discussions with recently appointed representatives from Sonangol E.P. regarding this potential payment and other possible solutions and believe that the ultimate amount paid will be less than the accrued amount

CAPITAL RESOURCES AND LIQUIDITY

Cash Flows

Our cash flows for the nine months ended September 30, 2018 and 2017 are as follows:

	Nine Months Ended September 30,
	2018	2017	Change
	(in thousands)
Net cash provided by operating activities before change in operating assets and liabilities	$30,328	$14,225	$16,103
Change in operating assets and liabilities	6,670	(6,789)	13,459
Net cash provided by continuing operating activities	36,998	7,436	29,562
Net cash used in discontinued operating activities	(958)	(4,204)	3,246
Net cash provided by operating activities	36,040	3,232	32,808
Net cash used in investing activities	(13,205)	(986)	(12,219)
Net cash used in financing activities	(8,655)	(3,720)	(4,935)
Net change in cash, cash equivalents and restricted cash	$14,180	$(1,474)	$15,654

The increase in net cash provided by our operating activities for the nine months ended September 30, 2018 compared to the same period of 2017 includes a $16.1 million increase in cash generated by continuing operations before change in operating assets and liabilities which in large part was the result of higher 2018 crude oil prices partially offset by higher operating costs and expenses.  Net cash provided by our operating assets and liabilities increased by $13.5 million compared to same period of 2017.  The net change in operating assets and liabilities of $6.7 million for the nine months ended September 30, 2018 included $8.0 million in payments made by joint venture owners, a $1.8 million increase in foreign taxes payable, a $3.6 million decrease in trade receivables and a $1.0 million decrease in crude oil inventory offset by payments made in “Accounts payable” of $4.3 million and a reduction in “Accrued liabilities and other” of $1.0 million.  The net change in operating assets and liabilities of $ (6.8) million for the nine months ended September 30, 2017 included a pay down of “Accounts payable” and “Accrued liabilities and other” of $5.7 million and an increase in VAT receivable of $2.8 million partially offset by a reduction in prepayments and other of $1.6 million.

Property and equipment expenditures have historically been our most significant use of cash in investing activities. During the nine months ended September 30, 2018, these expenditures on a cash basis were $13.2 million, primarily related to the $11.8 million signing bonus paid in connection with  the PSC Extension and $1.4 million paid for equipment and other property. This compares to  $1.3 million in property and equipment expenditures included in capital expenditures for the nine months ended September 30, 2017. See “Capital Expenditures” below for further discussion.

Net cash used in financing activities during the nine months ended September 30, 2018 included $9.2 million in principal payments on debt which was extinguished in May 2018. Net cash used in financing activities during the nine months ended September 30, 2017 included principal payments of $7.9 million offset by borrowings of $4.2 million.

Capital Expenditures

During the nine months ended September 30, 2018, we made accrual basis capital expenditures of $19.0 million which includes $17.6 million attributable to the PSC Extension signing bonus.  The remaining $1.4 million is primarily related to equipment and other.  At September 30, 2018, pursuant to the PSC Extension, we had commitments for capital expenditures related to the drilling of two wells and two appraisal well bores at an estimated cost of approximately $61.2  million ($20.5 million, net to VAALCO), by September 16, 2020.  We anticipate drilling these wells and a possible third well in the second and third quarters of 2019.  The third well is subject to approval by the joint venture owners and the government of Gabon.  We expect any capital expenditures made during the remainder of 2018 and during 2019 will be funded by cash on hand and cash flow from operations.

Contractual Obligations

We have an agreed cash funding arrangement for the eventual abandonment of all offshore wells, platforms and facilities on the Etame Marin block. Based upon the abandonment study completed in January 2016, the abandonment cost estimate used for this purpose is approximately $61.1 million ($19.0 million net to VAALCO) on an undiscounted basis. The obligation for abandonment of the Gabon offshore facilities is included in the “Asset retirement obligations” line item on our condensed consolidated balance sheets. Through September 30, 2018, $34.8 million ($10.8 million net to VAALCO) on an undiscounted basis has been funded. This cash funding is reflected under “Other noncurrent assets” in the “Abandonment funding” line item of our condensed consolidated balance sheet. The next funding is expected to be $7.4 million ($2.3 million net to VAALCO) and to be paid in December 2018; however, future changes to the anticipated abandonment cost estimate could change our asset retirement obligation and the amount of future abandonment funding payments.

In connection with the PSC Extension, the consortium is committed to drill two wells and two appraisal well bores by September 16, 2020.  The estimated cost for these wells is approximately $61.2 million ($20.5 million, net to VAALCO).  In addition to the drilling commitment, the consortium is required to pay $5.0 million ($1.7 million, net to VAALCO) in cash to the government of Gabon following the end of these drilling activities. We have accrued for our $1.7 million share of this obligation as of September 30, 2018.  See Activities by Asset – Gabon from above for further discussion.

Under the PSA, we and the other participating interest owner, Sonangol P&P, were obligated to perform exploration activities that included specified seismic activities and drilling a specified number of wells during each of the exploration phases under the PSA. The specified seismic activities were completed, and one well, the Kindele #1 well, was drilled in 2015. The PSA provides a stipulated payment of $10.0 million for each of the three exploration wells for which a drilling obligation remains under the terms of the PSA, of which our participating interest share would be $5.0 million per well. We have reflected an accrual of $15.0 million for a potential payment as of September 30, 2018 and December 31, 2017, which represents what we believe to be the maximum potential amount attributable to our interest under the PSA.  We are currently engaged in discussions with recently appointed representatives from Sonangol E.P. regarding this potential payment and other possible solutions and believe that the ultimate amount paid will be less than the accrued amount.

Except for the obligations under the PSC Extension, the early extinguishment of the Term Loan (defined below) with the International Finance Corporation (the “IFC”) and entering into the commodity swap contracts, there have been no significant changes to our commitments and contractual obligations subsequent to December 31, 2017.

Regulatory and Joint Interest Audits

We are subject to periodic routine audits by various government agencies in Gabon, including audits of our petroleum cost account, customs, taxes and other operational matters, as well as audits by other members of the contractor group under our joint operating agreements.

As of September 30, 2018, we had accrued $1.3 million net to VAALCO in “Accrued liabilities and other” on our condensed consolidated balance sheet for these various audits by governmental agencies in Gabon.  See Note 9 to the financial statements for further discussion.

Commodity Price Hedging

The price we receive for our oil significantly influences our revenue, profitability, liquidity, access to capital and prospects for future growth.  Oil commodities and, therefore their prices can be subject to wide fluctuations in response to relatively minor changes in supply and demand. We believe these prices will likely continue to be volatile in the future.

Due to the inherent volatility in oil and natural gas prices, we use commodity derivative instruments such as swaps to hedge price risk associated with a significant portion of our anticipated oil, natural gas and NGL production. These instruments allow us to reduce, but not eliminate, the potential effects of variability in cash flow from operations due to fluctuations in commodity prices. The instruments provide only partial protection against declines in oil and natural gas prices and may limit our potential gains from future increases in prices. None of these instruments are used for trading purposes. We do not speculate on commodity prices but rather attempt to hedge physical production by individual hydrocarbon product in order to protect returns. The counterparty to our derivative transactions is a major oil company’s trading subsidiary, and our derivative positions are generally reviewed on a monthly basis. We have not designated any of our derivative contracts as fair value or cash flow hedges. The changes in fair value of the contracts are included in net income. We record such derivative instruments as assets or liabilities in the condensed consolidated balance sheet. We do not anticipate any substantial changes in our hedging policy.

For the period from October 2018 to June 30, 2019 we have commodity swap contracts for approximately 285,000 barrels of oil.  As of September 30, 2018, the estimated mark-to-market value of our commodity price swaps in 2018 and 2019 was a liability of $2.1 million, which is recorded on the “Accrued liabilities and other” line item on our condensed consolidated balance sheet.

Capital Resources

Credit Facility

On June 29, 2016, we executed a Supplemental Agreement with the IFC which, among other things, amended and restated our existing loan agreement to convert $20.0 million of the revolving portion of the credit facility, to a term loan (the “Term Loan”) with $15.0 million outstanding at that date.  Historically, our primary sources of capital have been cash flows from operating activities, borrowings under the Term Loan with the IFC and cash balances on hand.  On May 22, 2018, we terminated the amended term loan agreement by prepaying the outstanding principal and accrued interest.  The Company did not incur any termination or prepayment penalties as a result of the termination of the amended term loan agreement.

Cash on Hand

At September 30, 2018, we had unrestricted cash of $33.7 million.    The unrestricted cash balance included $5.5 million of cash attributable to non-operating joint venture owner advances.    As operator of the Etame Marin and Mutamba Iroru blocks in Gabon, we enter into project related activities on behalf of the working interest owners. We generally obtain advances from joint venture owners prior to significant funding commitments. Our cash on hand will be utilized, along with cash generated from operations, to fund our operations for the foreseeable future.

We currently sell our crude oil production from Gabon under a term contract that ends in January 2019. We expect to be able to extend the contract or enter into a new contract on comparable terms.  Pricing under the current contract is based upon an average of Dated Brent in the month of lifting, adjusted for location and market factors.

Liquidity

As discussed above, our revenues, cash flow, profitability, oil and natural gas reserve values and future rates of growth are substantially dependent upon prevailing prices for oil and natural gas. Our ability to borrow funds and to obtain additional capital on attractive terms is also substantially dependent on oil and natural gas prices. After a period of low commodity prices, oil and natural gas prices have stabilized at levels which are currently adequate to generate cash from operating activities for our continuing operations which has had a favorable impact on our access to capital markets.  However, the availability of capital resources on attractive terms may be impacted by the geographic location of our primary producing assets. As discussed above, we are planning to drill two or three wells and two appraisal well bores during the second and third quarters of 2019.  Drilling of the third well would require approval of the joint venture owners and the government of Gabon.  We expect any capital expenditures made during the remainder of 2018 and during 2019 will be primarily funded by cash on hand, cash flow from operations and, if necessary, cash raised from debt and/or equity issuances.  We believe that at current prices, cash generated from continuing operations together with cash on hand at September 30, 2018 are adequate to support our operations and cash requirements during 2018 and through December 31, 2019.

All of our proved reserves are related to the Etame Marin block offshore Gabon.  As a result of the PSC Extension, the current term for exploitation of the reserves in the Etame Marin block ends in September 2028 with two options to extend the period for an additional five years each.  The PSC Extension as well as a successful drilling program in 2019 could favorably improve our long-term liquidity. Except to the extent that we conduct successful exploration or development activities or acquire properties containing proved reserves, our estimated net proved reserves will generally decline as reserves are produced. While both our short-term and long-term liquidity are impacted by crude oil prices, our long-term liquidity also depends upon our ability to find, develop or acquire additional oil and natural gas reserves that are economically recoverable.

OFF-BALANCE SHEET ARRANGEMENTS

In connection with the charter of the FPSO (see “— Activities by Asset — Gabon — Offshore-Etame Marin Block”), we, as operator of the Etame Marin block, guaranteed all of the lease payments under the charter through its contract term, which expires in September 2020. At our election, the charter may be extended for two one-year periods beyond September 2020. We obtained guarantees from each of joint venture owners for their respective shares of the payments. Our net share of the charter payment is 31.1%, or approximately $9.7 million per year. Although we believe the need for performance under the charter guarantee is remote, we recorded a liability of $0.4 million as of September 30, 2018 and $0.5 million as of December 31, 2017 representing the guarantee’s fair value. The guarantee of the offshore Gabon FPSO lease has $61.8 million in remaining gross minimum obligations for the total amount of charter payments at September 30, 2018. There have been no other material off-balance sheet arrangements entered into since December 31, 2017.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have added “Income Taxes” as discussed below to our critical accounting policies and estimates.  There have been no other significant changes to our critical accounting policies subsequent to December 31, 2017.

Income Taxes

Our annual tax provision is based on expected taxable income, statutory rates and tax planning opportunities available to us in the various jurisdictions in which we operate. The determination and evaluation of our annual tax provision and tax positions involves the interpretation of the tax laws in the various jurisdictions in which we operate and requires significant judgment and the use of estimates and assumptions regarding significant future events such as the amount, timing and character of income, deductions and tax credits.

Changes in tax laws, regulations, agreements and tax treaties or our level of operations or profitability in each jurisdiction would impact our tax liability in any given year. We also operate in foreign jurisdictions where the tax laws relating to the oil and natural gas industry are open to interpretation which could potentially result in tax authorities asserting additional tax liabilities. While our income tax provision (benefit) is based on the best information available at the time, a number of years may elapse before the ultimate tax liabilities in the various jurisdictions are determined.

Judgment is required in determining whether deferred tax assets will be realized in full or in part. Management assesses the available positive and negative evidence to estimate if existing deferred tax assets will be utilized, and when it is estimated to be more-likely-than-not that all or some portion of specific deferred tax assets, such as net operating loss carry forwards or foreign tax credit carryovers, will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are estimated to not be realizable. Factors considered are earnings generated in previous periods, forecasted earnings and the expiration period of carryovers. As of December 31, 2017, the Company had deferred tax assets of $154.5 million primarily attributable to U.S. federal taxes related to basis differences in fixed assets, foreign tax credit carryforwards, and net operating loss carryforwards as well as foreign net operating losses for foreign jurisdictions for which a valuation allowance of $153.2 million had been recorded.  During the three months ended September 30, 2018, management determined that it was more-likely-than-not that a portion of the deferred tax assets related to basis differences in fixed assets and net operating loss carryforwards would be realized, and therefore $29.9 million of the valuation allowance recorded in prior periods was reversed.

In certain jurisdictions, we may deem the likelihood of realizing deferred tax assets as remote where we expect that, due to the structure of operations and applicable law, the operations in such jurisdictions will not give rise to future tax consequences. For such jurisdictions, we have not recognized deferred tax assets.  Should our expectations change regarding the expected future tax consequences, we may be required to record additional deferred taxes that could have a material effect on our consolidated financial position and results of operations.  As of December 31, 2017, we had not recognized deferred tax assets related to our Cost Account in the Gabon jurisdiction.  As discussed in Note 12 to the condensed consolidated financial statements, as a result of the benefits under the PSC Extension which was granted during the three months ended September 30, 2018, we determined that it was now more-likely-than-not we would recover our Cost Account, and therefore we recorded a deferred tax asset of $46.5 million related to the excess of the Cost Account over the book basis of the Etame Marin block assets.

NEW ACCOUNTING STANDARDS

See Note 2 to the condensed consolidated financial statements.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

We reported net income for the three months ended September 30, 2018 of $78.6 million compared to net loss of $0.3 million for the same period of 2017. The net income for the three months ended September 30, 2018 is inclusive of the loss from discontinued operations for the same period of $21 thousand. The net loss for the three months ended September 30, 2017 was inclusive of the loss from discontinued operations for the same period of $0.2 million. Significantly all of our operations are attributable to our Gabon segment.   Further discussion of results by significant line item follows.

Oil and natural gas revenues increased $7.1 million, or approximately 39.0%, during the three months ended September 30, 2018 compared to the same period of 2017. The increase in revenue is primarily attributable to higher realized oil prices due to increases in the Dated Brent market partially offset by lower sales volumes.

The revenue changes in the three months ended September 30, 2018 compared to the three months ended September 30, 2017, identified as related to changes in price or volume, are shown in the table below:

(in thousands)
Price	$7,995
Volume	(358)
Other	(549)
$7,088

	Three Months Ended September 30,
	2018	2017
Gabon net oil production (MBbls)	379	341
Net oil sales (MBbls)	329	336

Average realized oil price ($/Bbl)	$75.40	$51.10
Average Dated Brent spot* ($/Bbl)	75.07	52.10
*Average of daily Dated Brent spot prices posted on the U.S. Energy Information Administration website.

Crude oil sales are a function of the number and size of crude oil liftings in each quarter from the FPSO, and thus, crude oil sales do not always coincide with volumes produced in any given quarter. We made three liftings in both of the third quarters of 2018 and

2017.  Our share of oil inventory aboard the FPSO, excluding royalty barrels, was approximately 99,400 and 42,000 barrels at September 30, 2018 and 2017, respectively.  The sales volumes were lower in the three months ended September 30, 2018 as the volumes lifted by the government of Gabon in September were less than the volumes available to be lifted and lower than the normal monthly lifting volumes.

Production expenses decreased $2.9 million, or approximately 27.6%, in the three months ended September 30, 2018 compared to the same period of 2017.  The third quarter 2018 costs were lower as a result of revised estimates of contractual obligation costs.  In addition, the decrease in expense between quarters was also impacted by a planned maintenance turnaround and asset integrity work that occurred in third quarter 2017.

Depreciation, depletion and amortization (“DD&A”) costs decreased due to the favorable impact of depleting our costs over a higher reserve bases as a result of improvements in estimated reserves identified at December 31, 2017.

Gain on revision of asset retirement obligations for the three months ended September 30, 2018 resulted from the downward revisions of $6.5 million to the liability for asset retirement obligations which exceeded the net book value of the related assets by $3.3 million.

General and administrative expenses increased $0.3 million, or approximately 14.1% in the three months ended September 30, 2018 compared to the same period of 2017.  Stock-based compensation expense increased by $0.8 million during the three months ended September 30, 2018 as compared to comparable 2017 period.  This increase was primarily related to SARs.  The increase was offset by lower corporate personnel costs.

Bad debt expense (recovery) and other -  Recoveries increased for the three months ended September 30, 2018 and 2017 primarily as a result of bad debt recovery related to VAT as a result of payments received during the quarter.

Other operating loss, net for three months ended September 30, 2018 increased compared to the same period in 2017 related to a change in inventory obsolescence.

Interest income (expense) for the three months ended September 30, 2018 primarily relates to interest earned on the investment of excess cash.  For the three months ended September 30, 2017, we had interest expense which primarily relates to our term loan with the IFC (see Note 8 to the condensed consolidated financial statements) and to interest on taxes other than income taxes.  On May 22, 2018, we terminated the Amended Term Loan Agreement by prepaying the outstanding principle and accrued interest.

Other, net for the three months ended September 30, 2018 increased $0.2 million as compared to the same period in 2017 related primarily to derivative losses as discussed in Note 10 to the condensed consolidated financial statements and by foreign currency losses in the 2018 and 2017 periods.

Income tax expense (benefit) for the three months ended September 30, 2018 includes a $66.6 million deferred tax benefit related to the recognition of deferred tax assets and the reversal of valuation allowances on deferred tax assets as discussed in Note 12 to the condensed consolidated financial statements.  There were no amounts related to deferred taxes in the comparable prior year period.  In addition to the deferred tax benefit, we had a current tax provision of $4.0 million during the three months ended September 30, 2018 which compares to a current tax provision of $2.7 million for the comparable prior year period.  The current tax provision in both periods is primarily attributable to our operations in Gabon and is higher in 2018 than income tax for the comparable 2017 period as a result of higher revenues.

Loss from discontinued operations for the three months ended September 30, 2018 and 2017 is attributable to our Angola segment as discussed further in Note 3 to the condensed consolidated financial statements. The losses from discontinued operations for the three months ended September 30, 2018 and 2017 were primarily related to ongoing administration costs.

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

We reported net income for the nine months ended September 30, 2018 of $87.8 million, compared to a net income of $6.2 million for the same period of 2017. These amounts were inclusive of our loss from discontinued operations for the nine months ended September 30, 2018 of $0.4 million, and loss from discontinued operations for the nine months ended September 30, 2017 of $0.5 million. Further discussion of results by significant line item follows.

Oil and natural gas revenues increased $17.5 million, or approximately 29.2%, during the nine months ended September 30, 2018 compared to the same period of 2017. Based on the average realized oil prices in the table below, a substantial portion of the increase in revenue is related to realized oil prices, which are due to increases in the Dated Brent market price.

The revenue changes in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 identified as related to changes in price or volume are shown in the table below:

(in thousands)
Price	$23,620
Volume	(5,086)
Other	(1,066)
$17,468

	Nine Months Ended September 30,
	2018	2017
Gabon net oil production (MBbls)	1,027	1,154
Net oil sales (MBbls)	1,041	1,143

Average realized oil price ($/Bbl)	$72.55	$49.86
Average Dated Brent spot* ($/Bbl)	72.17	51.75
*Average of daily Dated Brent spot prices posted on the U.S. Energy Information Administration website.

Crude oil sales are a function of the number and size of crude oil liftings in each quarter from the FPSO, and thus crude oil sales do not always coincide with volumes produced in any given quarter. We made ten liftings for the nine months ended September 30, 2018 as compared to nine liftings for the nine months ended September 30, 2017.  Although there were more liftings during the period, the size of the liftings was less because the volumes lifted by the government of Gabon in September were less than the volumes available to be lifted and lower than the normal monthly lifting volumes and due to lower production during the period.  Our share of oil inventory aboard the FPSO, excluding royalty barrels, was approximately 99,400 and 42,000 barrels at September 30, 2018 and 2017, respectively.

Production expenses increased $3.1 million, or approximately 11.0%, in the nine months ended September 30, 2018 compared to the same period of 2017,  primarily as a result of $4.7 million for workovers performed during the nine months ended September 30, 2018 on three Avouma field wells as well as increases in fuel costs offset by lower customs fees.

Depreciation, depletion and amortization (“DD&A”) decreased $2.3 million, or approximately 40.6%, in the nine months ended September 30, 2018 compared to the same period of 2017  due to the favorable impact of depleting our costs over a higher reserve base as a result of improvements in estimated reserves identified at December 31, 2017 as well as lower sales volumes.

Gain on revision of asset retirement obligations for the nine months ended September 30, 2018 resulted from the downward revisions of $6.5 million to the liability for asset retirement obligations which exceeded the net book value of the related assets by $3.3 million.

General and administrative expenses increased $1.8 million, or approximately 20.4% in the nine months ended September 30, 2018 compared to the same period of 2017. Stock-based compensation expense increased by $2.8 million during the nine months ended September 30, 2018 as compared to comparable 2017 period.  This increase was primarily related to SARs.  Corporate personnel costs, professional services, computer and office equipment and other taxes were lower in 2018 compared to the 2017 period.

Bad debt expense (recovery) and other decreased for the nine months ended September 30, 2018 and 2017 primarily as a result of bad debt recovery related to VAT as a result of payments received during the period.

Other operating income, net for the nine months ended September 30, 2018 increased $0.2 million as compared to the same period in 2017 related to a change in inventory obsolescence.

Interest income (expense) for the nine months ended September 30, 2017 relates to our term loan with the IFC as discussed in Note 8 to the condensed consolidated financial statements and to interest on taxes other than income taxes.  On May 22, 2018, we terminated the Amended Term Loan Agreement by prepaying the outstanding principle and accrued interest. The nine months ended September 30, 2018 includes interest expense related to the IFC loan prior to the May 2018 prepayment offset by interest income on the investment of excess cash.

Other, net for the nine months ended September 30, 2018 and 2017 consists primarily of derivative instrument losses in both 2018 and 2017 as well as foreign currency losses in 2018 and foreign currency gains in 2017.

Income tax expense (benefit) for the nine months ended September 30, 2018 includes a $66.6 million deferred tax benefit related to the recognition of deferred tax assets and the reversal of valuation allowances on deferred tax assets as discussed in Note 12 to the condensed consolidated financial statements.  There were no amounts related to deferred taxes in the comparable prior year period.  In addition to the deferred tax benefit, we had a current tax provision of $11.6 million during the nine months ended September 30, 2018 which compares to a current tax provision of $9.0 million for the comparable prior year period.  The current tax provision in both periods is primarily attributable to our operations in Gabon and is higher in 2018 than income tax for the comparable 2017 period as a result of higher revenues.

Loss from discontinued operations for the nine months ended September 30, 2018 and 2017 are attributable to our Angola segment as discussed further in Note 3 to the condensed consolidated financial statements. The small losses from these discontinued operations for the 2018 and 2017 periods are primarily related to ongoing administrative costs.

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

Commodity Price Risk

Our major market risk exposure continues to be the prices received for our oil and natural gas production. Sales prices are primarily driven by the prevailing market prices applicable to our production. Market prices for oil and natural gas have been volatile and unpredictable in recent years, and this volatility may continue. Current prices are significantly higher than those in early 2016. A decline in oil and natural gas prices and a sustained period of low oil and natural gas prices could have a material adverse effect on our financial condition, the carrying value of our proved reserves, our undeveloped leasehold interests and our ability to borrow funds and to obtain additional capital on attractive terms.  If oil sales were to remain constant at the most recent quarterly sales volumes of 329 MBbls, a $5 per Bbl decrease in oil price would be expected to cause a $1.6 million decrease per quarter ($6.4 million annualized) in revenues and operating income and a $1.4 million decrease per quarter ($5.4 million annualized) in net income.  We engage in commodity swaps and crude oil puts as an economic hedge to mitigate the impact of a decline in oil prices. See Note 10 to the condensed consolidated financial statements.

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

Management of the Company, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on their evaluation as of September 30, 2018, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at such time.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2018 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

We could incur substantial penalties for not fulfilling our work commitment under the terms of the PSC Extension.

We are required within a period of two years from September 17, 2018, to drill two wells and two appraisal well bores and commit to pay an estimated $61.2 million ($20.5 million net to VAALCO) for this work commitment.  If we are unable to do so, we will be required to pay within thirty days of the expiration date of such period, an indemnity equal to the cost of works not carried out, as required with the work commitment.

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

10.1	Addendum No. 6 to Exploration and Production Sharing Contract, dated September 17, 2018, between the Republic of Gabon and VAALCO Gabon (Etame), Inc.
31.1(a)	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.
31.2(a)	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.
32.1(b)	Sarbanes-Oxley Section 906 certification of Principal Executive Officer.
32.2(b)	Sarbanes-Oxley Section 906 certification of Principal Financial Officer.
101.INS(a)	XBRL Instance Document.
101.SCH(a)	XBRL Taxonomy Schema Document.
101.CAL(a)	XBRL Calculation Linkbase Document.
101.DEF(a)	XBRL Definition Linkbase Document.
101.LAB(a)	XBRL Label Linkbase Document.
101.PRE(a)	XBRL Presentation Linkbase Document.

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

Dated: November 7, 2018