Form 10-K
period 2018-12-31
VAALCO ENERGY INC /DE/
filed 2019-03-08
CIK 894627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐	Smaller reporting company ☒

Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2018, the aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates was approximately $160.0 million based on a closing price of $2.73 on June 30, 2018.

As of February 27, 2019, there were outstanding 59,595,742 shares of common stock, $0.10 par value per share, of the registrant.

Documents incorporated by reference: Portions of the definitive Proxy Statement of VAALCO Energy, Inc. relating to the Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, which are incorporated into Part III of this Form 10-K.

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

•	BOPD — One barrel of oil per day.
•	MBbl — One thousand Bbls.
•	MBOE— One thousand barrels of oil equivalent.
•	MBOPD — One thousand barrels of oil per day.
•	Mcf — One thousand cubic feet of natural gas.
•	MMbtu — One million British thermal units, a measure commonly used for natural gas pricing.
•	MMcf — One million cubic feet of natural gas.
•	MMBbl — One million Bbls.

Terms used to describe legal ownership of oil and natural gas properties, and other terms applicable to our operations

•

Carried interest — Working interest (as described below) where the carried interest owner’s share of costs are paid by the non-carried working interest owners.  The carried costs are repaid to the non-carried working interest owners from the revenues of the carried working interest owner.

•	Gabon — Republic of Gabon.
•	Consortium –A consortium of four companies granted rights and obligations in the Etame Marin block offshore Gabon under a Production Sharing Contract with Gabon.
•

PSC — A production sharing contract; Etame PSC is the Etame Production Sharing Contract, as amended, and as it may be further amended, that we have entered into with Gabon, related to the Etame Marin block located offshore Gabon.

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

•	Net oil and natural gas wells or acres — Determined by multiplying “gross” wells or acres by the owned working interest.

Terms used to classify reserve quantities

•	Proved developed oil and natural gas reserves — Developed oil and natural gas reserves are reserves of any category that can be expected to be recovered:

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

•

Proved undeveloped oil and natural gas reserves — Proved undeveloped oil and natural gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

(i)  Reserves on undrilled acreage shall be limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances.

(ii)  Undrilled locations can be classified as having proved undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances, justify a longer time.

(iii)  Under no circumstances shall estimates for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) which are intended to be covered by the safe harbors created by those laws. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, included in this Annual Report that address activities, events or developments that we expect or anticipate may occur in the future, including without limitation, statements regarding our financial position, operating performance and results, reserve quantities and net present values, market prices, business strategy, derivative activities, the amount and nature of capital expenditures and plans and objectives of management for future operations are forward-looking statements. When we use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “forecast,” “outlook,” “aim,” “target,” “will,” “could,” “should,” “may,” “likely,” “plan,” “probably,” the negative of such terms or similar expressions, we are making forward-looking statements. Many risks and uncertainties that could affect our future results and could cause results to differ materially from those expressed in our forward-looking statements include, but are not limited to:

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

•	our ability to pay the expenditures required in order to develop certain of our properties offshore Equatorial Guinea;
•	operating hazards inherent in the exploration for and production of oil and natural gas;
•	difficulties encountered during the exploration for and production of oil and natural gas;
•	the impact of competition;
•	weather conditions;
•	the uncertainty of estimates of oil and natural gas reserves;
•	currency exchange rates and regulations;
•	unanticipated issues and liabilities arising from non-compliance with environmental regulations;

•	the ultimate resolution of our abandonment funding obligations with the government of Gabon and the audit of our operations in Gabon currently being conducted by the government of Gabon;
•	the availability and cost of seismic, drilling and other equipment;
•	difficulties encountered in measuring, transporting and delivering oil to commercial markets;
•	timing and amount of future production of oil and natural gas;
•	hedging decisions, including whether or not to enter into derivative financial instruments;
•	our ability to effectively integrate assets and properties that we acquire into our operations;
•	general economic conditions, including any future economic downturn, disruption in financial markets and the availability of credit;
•	our ability to enter into new customer contracts;
•	changes in customer demand and producers’ supply;
•	actions by the governments of and events occurring in the countries in which we operate;
•	actions by our joint venture owners;
•	compliance with, or the effect of changes in, governmental regulations regarding our exploration, production, and well completion operations including those related to climate change;
•	the outcome of any governmental audit; and
•	actions of operators of our oil and natural gas properties.

The information contained in this Annual Report, including the information set forth under the heading “Item 1A. Risk Factors,” identifies additional factors that could cause our results or performance to differ materially from those we express in forward-looking statements. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of these assumptions and therefore also the forward-looking statements based on these assumptions, could themselves prove to be inaccurate. In light of the significant uncertainties inherent in the forward-looking statements which are included in this Annual Report, our inclusion of this information is not a representation by us or any other person that our objectives and plans will be achieved. When you consider our forward-looking statements, you should keep in mind these risk factors and the other cautionary statements in this Annual Report.

Our forward-looking statements speak only as of the date made, and reflect our best judgment about future events and trends based on the information currently available to us. Our results of operations can be affected by inaccurate assumptions we make or by risks and uncertainties known or unknown to us. Therefore, we cannot guarantee the accuracy of the forward-looking statements. Actual events and results of operations may vary materially from our current expectations and assumptions. Our forward-looking statements, express or implied, are expressly qualified in their entirety by this “Special Note Regarding Forward-Looking Statements,” which constitute cautionary statements.  These cautionary statements should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.

Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances occurring after the date of this Annual Report.

EXPLANATORY NOTE-RESTATEMENT OF FINANCIAL INFORMATION

This Annual Report on Form 10-K for the year ended December 31, 2018 includes a restated balance sheet as of September 30, 2018.  See Item 8, “Financial Statements and Supplementary Data” and Item 9A, “Controls and Procedures,” in Part II of this Annual Report on Form 10-K, including Notes 2 and 16 of the notes to the Consolidated Financial Statements, for more information concerning this restatement.    We do not plan to amend our previously filed Form 10-Q for the quarter ended September 30, 2018 in connection with this restatement. The financial information that has been previously filed or otherwise reported for this period is superseded by the information included in this Annual Report on Form 10-K.

PART I

Item 1. Business

BACKGROUND

VAALCO Energy, Inc. is a Delaware corporation, incorporated in 1985 and headquartered at 9800 Richmond Avenue, Suite 700, Houston, Texas 77042. Our telephone number is (713) 623-0801 and our website address is www.vaalco.com. As used in this Annual Report, the terms, “we,” “us,” “our,” the “Company” and “VAALCO” refer to VAALCO Energy, Inc. and its consolidated subsidiaries, unless the context otherwise requires.

We are a Houston, Texas-based independent energy company engaged in the acquisition, exploration, development and production of crude oil. Our primary source of revenue has been from the Etame PSC related to the Etame Marin block located offshore Gabon in

West Africa. We also currently own interests in an undeveloped block offshore Equatorial Guinea, West Africa. Our consolidated subsidiaries are VAALCO Gabon (Etame), Inc., VAALCO Production (Gabon), Inc., VAALCO Gabon S.A., VAALCO Angola (Kwanza), Inc., VAALCO UK (North Sea), Ltd., VAALCO International, Inc., VAALCO Energy (EG), Inc., VAALCO Energy Mauritius (EG), Limited and VAALCO Energy (USA), Inc.

STRATEGY

We own producing properties and conduct operating activities offshore West Africa with a focus on maximizing the value of our Gabon resources and expanding into new development opportunities across Africa. Our financial results are heavily dependent upon the margins between prices received for our offshore Gabon oil production and the costs to find and produce such oil. In light of the volatility of oil prices over the past several years, we have focused on maximizing our margins by reducing costs, paying off debt, divesting non-core assets, minimizing capital expenditures and maintaining our existing production at optimal levels.  On September 25, 2018, the term of the Etame PSC with Gabon related to the Etame Marin block located offshore Gabon was extended through 2028 with options to extend up to an additional ten years (“PSC Extension”). The PSC Extension provides us with the extended time horizon necessary to pursue developing the resources we have identified at Etame.  As a result of these efforts, our financial position has improved, and we believe that we have working capital sufficient to sustain current operations and fund development projects on our Etame license in Gabon. In combination with improved oil pricing and positive production performance, the PSC Extension enabled us to increase proved reserves during 2018 by 76% to 5.4 MMBbls at December 31, 2018 which include reserves for wells we are drilling in 2019. We are seeking to further increase production and reserves by pursuing accretive growth opportunities where we can leverage our proven technical and operational capabilities in areas where we have established favorable relationships with host governments and local joint venture owners.

Our strategy is to create long-term value for all stakeholders by focusing on profitable growth from low-risk reserve development while maintaining financial discipline. Specifically, we seek to:

•	Focus on maintaining production and lowering costs to increase margins and preserve optionality to capitalize on an increase in prices;
•	Manage capital expenditures related to our Etame 2019 drilling program so that expenditures can be funded by cash on hand and cash from operations;
•	Continue our focus on operating safely and complying with internationally accepted environmental operating standards;
•	Optimize production through careful management of wells and infrastructure, including minimizing downtime;
•	Maximize our cash flow and income generation;
•	Continue planning for additional development in Etame as well as future exploration and development in Equatorial Guinea;
•	Preserve a strong balance sheet by maintaining conservative leverage ratios and exhibiting financial discipline;
•	Opportunistically hedge against exposures to changes in oil prices; and
•	Actively pursue strategic, value-accretive mergers and acquisitions of similar properties to diversify our portfolio of producing assets.

We believe that we have strong management and technical expertise specific to West Africa, and that our strengths include:

•	Our reputation as a safe and efficient operator in Africa;
•	Our history of establishing favorable operating relationships with host governments and local joint venture owners;
•	Our subsurface knowledge of key plays and risks in the broader regional framework of discoveries and fields;
•	Our operational capacity to take on new development projects;
•	Our familiarity with local practices and infrastructure; and
•	Our market intelligence to provide early insight into available opportunities.

SEGMENT AND GEOGRAPHIC INFORMATION

For operating segment and geographic financial information, see Note 5 to the Financial Statements. Our only reportable operating segments are Gabon and Equatorial Guinea.

Gabon Segment

Offshore – Etame Marin Block

Our most significant asset, which accounts for approximately 100% of our current revenues, is the Etame PSC related to the Etame Marin block located offshore Gabon. The Etame Marin block covers an area of approximately 46,200 gross acres located 20 miles offshore in water depths of approximately 250 feet. The Etame, Avouma/South Tchibala, Ebouri, Southeast Etame and North Tchibala fields are included in the block. Our working interest in the Etame Marin block is 31.1%, and we are designated as the operator on behalf of a consortium of four companies (which we refer to as the “Consortium”). The fields are subject to a 7.5% back-in carried interest by the government of Gabon, which they have assigned to a third party.  Our working interest decreases to 30.3% in June 2026 when the back-in carried interest increases to 10%.

Fields in the Etame Marin block.  There are currently five producing fields in the Etame Marin block: the Etame field which currently has five producing wells; the Avouma/South Tchibala field which currently has three producing wells; the Ebouri field which currently has one producing well; the Southeast Etame field which currently has one producing well and the North Tchibala field which has two wells producing from the Dentale formation.

Development.  Following the installation of the platform for the Etame field and the platform for the Southeast Etame/North Tchibala fields in 2014, we commenced a multi-well drilling campaign which brought on five new wells in 2015.  In February 2016, due to the continuing low commodity prices, we released the rig and incurred expenses of $7.9 million in 2016, net to us, related to its demobilization and early release. These expenses are reflected in “Other operating expenses” in the Financial Statements. See also “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Year Ended December 31, 2017 Compared to Year Ended December 31, 2016.”

On November 22, 2016, we closed on the purchase of an additional 2.98% working interest (3.23% participating interest) in the Etame Marin block from Sojitz Etame Limited (“Sojitz”), which had an effective date of August 1, 2016.  See Note 4 of the Financial Statements for further discussion.

Periodically, we perform workovers on our wells to maintain or restore production. In May 2018 we mobilized a hydraulic workover unit to the Avouma platform to replace the electronic submersible pump (“ESP”) systems in the Avouma 2-H and the South Tchibala 1-HB wells and restored production to both wells in June 2018. While the hydraulic workover unit was on location, we decided to pro-actively replace the ESPs in the South Tchibala 2-H well to upgrade the system to those just installed in the other two wells.  Since completion of the Avouma workovers in 2018, the new ESP systems have operated continuously as designed. Excluding the Avouma platform wells, the wells with ESPs on our three other platforms have operated without incident for up to four years.

As discussed in Note 9, the PSC Extension requires the Consortium to drill two wells and two appraisal well bores by September 16, 2020. The Consortium is planning to drill the two wells and two appraisal well bores during the second half of 2019. The Consortium may drill a third well as part of this drilling campaign.

Our current net production is averaging approximately 3,752 BOPD, up from a 3,500 BOPD average for fiscal year 2017 as a result of the workovers performed in 2018.

At December 31, 2018, we had estimated net proved reserves of 5.4 MMBbls. For 2018, our proved reserve additions of 3.7 MMBbl were equal to 270% of our 2018 Gabon production, as reflected in the reserve report issued by our independent petroleum engineering firm, Netherland, Sewell & Associates, Inc. (“NSAI”).  We added 1.1 MMBbls of reserves through reservoir performance additions and proved undeveloped reserves, 2.2 MMBO as a result of the PSC Extension and 0.4 MMBbls through positive pricing revisions. The increase in the average of the first-day-of-the-month prices adjusted for quality, transportation fees and market differentials required by SEC rules to determine reserves, was from $53.49 for the 2017 year-end report to $70.83 for the 2018 year-end report.

For 2018, our total proved reserves replacement was 270% of our 2018 total net production in Gabon. See “— Reserve Information” below. These results occurred primarily due to (i) better-than-forecasted results for production and (ii) increased crude oil prices.

Production.  Production operations in the Etame Marin block include nine platform wells, plus three subsea wells across all fields tied back by pipelines to deliver oil and associated natural gas through a riser system to allow for delivery, processing, storage and ultimately offloading the oil from a leased FPSO vessel anchored to the seabed on the block. Production from seven of our wells is aided by ESPs.  We currently have twelve producing wells.  The FPSO has production limitations of approximately 25,000 BOPD and 30,000 barrels of total fluids per day. For the years ended December 31, 2018,  2017 and 2016, aggregate production from the block was approximately 5.1 MMBbls (1.4 MMBbls net to us), 5.6 MMBbls (1.5 MMBbls net to us) and 6.2 MMBbls (1.5 MMBbls net to us), respectively. Our net share of barrels produced reflects an allocation of cost oil and profit oil after reduction for a royalty of approximately 13%.

Hydrogen Sulfide Impact

Four of our wells are currently shut-in for safety and marketability reasons because of high levels of hydrogen sulfide (“H2S”). These wells have been excluded from the above-referenced well count.  To re-establish and maximize production from the impacted areas, additional capital investment will be required, including the construction of one or more processing facilities capable of removing H2S, the recompletion of the temporarily abandoned wells and the potential drilling of additional wells. Previously, these identified processing facilities were not economic; however, the Consortium will be re-evaluating this during 2019. As of December 31, 2018, we had no proved reserves booked for the wells impacted by high levels of H2S.

Exploration

At December 31, 2018, we had $13.7 million in undeveloped leasehold costs related to the Etame Marin block. These costs are associated with the exploitation area expansion related to the PSC Extension.

Abandonment Costs

Under the PSC terms, the Consortium has agreed to a cash funding arrangement for the eventual abandonment of all offshore wells, platforms and facilities on the Etame Marin block.  We are required under the Etame PSC to conduct abandonment studies to update the amounts being funded for the eventual abandonment of the offshore wells, platforms and facilities on the Etame Marin block. The current abandonment study was completed in November 2018 resulting in estimated gross abandonment costs of approximately $61.8 million ($19.2 million, net to VAALCO) on an undiscounted basis. Through December 31, 2018,  $37.4 million ($11.6 million, net to VAALCO) on an undiscounted basis has been funded. The annual abandonment cost requirements net to VAALCO are expected to be $0.8 million for 2019 through 2028.  Amounts paid are reimbursable through the Cost Account and are non-refundable.  Our estimated liabilities for the abandonment of these Gabon offshore facilities as of December 31, 2018 and 2017 were $14.8 million and $20.2 million, respectively, which are included in the total “Asset retirement obligation” line item on our consolidated balance sheets as of December 31, 2018 and 2017. Initial recording of this liability is offset by a corresponding capitalization of asset retirement costs reflected under “Property and equipment – successful efforts method” in the line item “Wells, platforms and other production facilities” on our consolidated balance sheets as of December 31, 2018 and 2017.

Equatorial Guinea Segment

We have a 31% working interest in an undeveloped portion of a block offshore Equatorial Guinea that we acquired in 2012 (the “Block P interest”). For a number of years, the Block P interest was in suspension; however, in September 2018, the Ministry of Mines and Hydrocarbons lifted the suspension.  We are awaiting the Ministry of Mines and Hydrocarbons (the “EG MMH”) to approve our appointment as technical operator for Block P.  Compania Nacional de Petroleos de Guinea Equatorial (“GEPetrol”) will act as the administrative operator.  Under the terms of lifting of the suspension, a new joint owner is expected to assume GEPetrol’s working interest obligations and be presented to the EG MMH by March 28, 2019.  Once the joint owner is approved, we are required to drill one exploration well within one year.  While there is no monetary penalty for failing to meet the terms of the lifting of the suspension, we would lose our interest in the license, and the associated capitalized unproved leasehold costs of $10.0 million as of December 31, 2018 would become impaired.  We and our joint venture owners are evaluating the timing and budgeting for development and exploration activities under a development and production area in the block, including the approval of a development and production plan.  Our production sharing contract covering this development and production area provides for a development and production period of 25 years from the date of approval of a development and production plan.

Organization of Petroleum Exporting Countries (“OPEC”) Production Reductions

During 2017 and 2018, Gabon, as a member of OPEC, agreed to reduce its production by up to 9,000 Bbl per day.  As a result of natural production declines, production in 2017 and 2018 was not impacted by this agreement. In December 2018, OPEC decided to further reduce overall production by 0.8 MBOPD for the first six months of 2019 versus the October 2018 levels.  We have not been advised whether this will require us to reduce production for 2019.  We do not expect our production or drilling plans will be impacted by the agreement because of natural declines in production and because production from the new wells would not occur until later in 2019.  Nevertheless, there can be no assurance that this agreement or future agreements would not result in limitations on our production.

DRILLING ACTIVITY

We have had no drilling activity during the period from January 1, 2016 through December 31, 2018.  As discussed above, we are planning to drill up to two to three wells, and two appraisal well bores during 2019 at the Etame Marin block.

ACREAGE AND PRODUCTIVE WELLS

Below is the total acreage under lease or covered by the PSC and the total number of productive oil and natural gas wells as of December 31, 2018:

	International
Acreage in thousands	Gross		Net
Developed acreage	28.7		8.9
Undeveloped acreage	74.5		23.1	(1)
Total acreage	103.2		32.0

Productive oil wells	12.0	(2)	3.7
(1)	We have net undeveloped acreage of 5,400 acres offshore Gabon and 17,700 acres offshore Equatorial Guinea.
(2)	Excludes the Etame 8-H, the Etame 5-H and two Ebouri field wells shut-in due to the presence of high levels of H2S.

RESERVE INFORMATION

Estimated Reserves and Estimated Future Net Revenues

Reserve Data

In accordance with the current guidelines of the SEC, estimates of future net cash flow from our properties and the present value thereof are made using an unweighted, arithmetic average of the first-day-of-the-month price for each of the 12 months of the year adjusted for quality, transportation fees and market differentials. Such prices are held constant throughout the life of the properties except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. For

2018, the average of such price used for our reserve estimates was $70.83 per Bbl for crude oil from Gabon. This compares to the average of such price used for 2017 of $53.49 per Bbl.

Reserves reported below consist of net proved reserves related to the Etame Marin block located offshore Gabon in West Africa.  There have been no estimates of total proved net oil or natural gas reserves filed with or included in reports to any federal authority or agency other than the SEC since the beginning of the last fiscal year.  The table below sets forth our estimated net proved reserve quantities for the years ended December 31, 2018, 2017, and 2016 as prepared by NSAI, independent petroleum engineers.

	As of December 31,
	2018		2017	2016
	(in thousands)
Crude oil
Proved developed reserves (MBbls)	3,388		3,049	2,642
Proved undeveloped reserves (MBbls)	1,982	—	—	—
Total proved reserves (MBbls)	5,370		3,049	2,642

Standardized Measure and Changes in Proved Reserves

The following table shows changes in total proved reserves for all presented years:

	Proved Reserves
	Crude Oil (MBbls)	Natural Gas (MMCF)	Oil Equivalent (MBOE)
	(in thousands)
Balance at January 1, 2016	2,855	1,053	3,031
Production	(1,518)	(124)	(1,539)
Purchases of minerals in place	308	—	308
Sales of minerals in place	(12)	(929)	(167)
Revisions of previous estimates	1,009	—	1,009
Balance at December 31, 2016	2,642	—	2,642
Production	(1,518)	—	(1,518)
Revisions of previous estimates	1,925	—	1,925
Balance at December 31, 2017	3,049	—	3,049
Production	(1,369)	—	(1,369)
Additions associated with PSC extension	2,235	—	2,235
Revisions of previous estimates	1,455	—	1,455
Balance at December 31, 2018	5,370	—	5,370

Standardized measure of discounted future net cash flows as of December 31, 2018	$80,057	$22,490	$9,441

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

We do not reflect proved reserves on discoveries in our reserve estimates until such time as a development plan has been prepared and approved by our joint owners and the government, where applicable.  The proved undeveloped reserves at December 31, 2018 in the table above are related to the two wells which the Consortium plans to drill in 2019.

In 2018, we replaced 270% of production by adding a total of 3.7 MMBbls of proved reserves including 2.2 MMBbls of proved reserves additions as a result of extending the Etame PSC in Gabon. VAALCO also added 1.1 MMBbls of proved reserves as a result of improved reservoir performance and another 0.4 MMBbls of proved reserves as a result of higher oil pricing.

The upward revision of the previous estimates of proved reserves in 2017 were primarily a result of improved well performance and to a lesser degree the higher average crude oil prices.

The upward revision of the previous estimates of proved reserves in 2016 was primarily a result of improved well performance and lower costs. Purchases of minerals in place in 2016 was related to the additional 2.98% working interest in the Etame Marin block we acquired from Sojitz in November 2016. The lower average crude oil price used for 2016 estimates only partially offset the favorable impacts of well performance, operating cost reductions, and the other factors. Sales of minerals in place in 2016 was related to the sale of the Hefley field in the U.S. in December 2016.

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

Historically, we have reviewed on an annual basis all of our proved undeveloped reserves (“PUDs”) to ensure an appropriate plan for development exists.  At December 31, 2018, we had PUDs associated with the two wells which the Consortium plans to drill in 2019.  As a result of crude oil prices in 2017 and 2016, our PUDs were uneconomic to develop at prices calculated in accordance with SEC guidelines. Accordingly, we had no PUDs recorded at December 31, 2017 and 2016.

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

Net Volumes sold, Prices, and Production Costs

Net volumes sold, average sales prices per unit, and production costs per unit for our 2018, 2017, and 2016 operations are shown in the tables below.  There were no natural gas sales in 2018 and 2017.

	Year Ended December 31,
	2018	2017	2016
	Oil and Condensate (MBbl)	Oil and Condensate (MBbl)	Oil Equivalent (MBOE)	Oil and Condensate (MBbl)	Natural Gas(MMcf)
Net production sold
International	1,442	1,423	1,485	1,485	—
U.S.	—	—	24	3	124
Total production sold	1,442	1,423	1,509	1,488	124

	Year Ended December 31,
	2018	2017	2016
	Oil and Condensate ($/Bbl)	Oil and Condensate ($/Bbl)	Oil Equivalent ($/BOE)	Oil and Condensate ($/Bbl)	Natural Gas($/Mcf)
Average sales price
International	$70.32	$52.58	$40.17	$40.17	$—
U.S.	—	—	13.50	23.54	1.95
Overall average sales price	70.32	52.58	39.62	40.13	1.95

	Year Ended December 31,
	2018	2017	2016
Average production expense per MBOE
International	$28.03	$27.90	$25.22
U.S.	—	—	5.58
Overall average production expense	28.03	27.90	24.91

DISCONTINUED OPERATIONS-ANGOLA

On September 30, 2016, we notified Sonangol P&P, our joint venture owners, that we were withdrawing from the joint operating agreement effective October 31, 2016. Further to our decision to withdraw from Angola, we have closed our office in Angola and do not intend to conduct future activities in Angola. As a result of this strategic shift, the Angola segment has been classified as discontinued operations in the Financial Statements for all periods presented. See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Discontinued Operations - Angola.”

AVAILABLE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC.  Our SEC filings are available to the public at the SEC’s website at www.sec.gov.

You may also obtain copies of our annual, quarterly and current reports, proxy statements and certain other information filed with the SEC, as well as amendments thereto, free of charge from our website at www.vaalco.com. No information from the either the SEC’s or our website is incorporated by reference herein. We have placed on our website copies of charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee as well as our Code of Business Conduct and Ethics, Corporate Governance Principles and Code of Ethics for the CEO and Senior Financial Officers. Stockholders may request a printed copy of these governance materials by writing to the Corporate Secretary, VAALCO Energy, Inc., 9800 Richmond Avenue, Suite 700, Houston, Texas 77042.

CUSTOMERS

For the years ended December 31, 2018, 2017 and 2016, we sold our crude oil production from Gabon under a term contract with pricing based upon an average of Dated Brent in the month of lifting, adjusted for location and market factors. The contracted purchaser was Glencore Energy UK Ltd. (“Glencore”) for these periods and through January 2019. Sales of oil to Glencore were approximately 100% of revenues sold to customers for 2018. We have signed a new contract with Mercuria Energy Trading SA which covers sales from February 2019 through January 2020.

The terms of the Etame PSC includes provisions for payments to the government of Gabon for: royalties based on 13% of production at the published price and a shared portion of “Profit Oil” determined based on daily production rates, as well as a gross carried working interest of 7.5% (increasing to 10% beginning June 20, 2026) for all costs.  Prior to February 1, 2018, the government of Gabon did not take any of its share of Profit Oil in-kind.  Beginning February 1, 2018, the government of Gabon elected to take its Profit Oil in-kind with the only lifting made in September 2018.

EMPLOYEES

As of December 31, 2018, we had 108 full-time employees, 75 of whom were located in Gabon. We are not subject to any collective bargaining agreements, although some of the national employees in Gabon are members of the NEOP (National Organization of Petroleum Workers) union. We believe relations with our employees are satisfactory.

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

Pursuant to the Hydrocarbons Law, petroleum resources in Gabon are the property of the Gabon and petroleum companies undertake operations on behalf of the Government of Gabon. In order to conduct petroleum operations, oil and gas companies must enter into a hydrocarbons agreement, typically an exploration and production sharing contract, which is signed on behalf of Gabon by the Minister in charge of Hydrocarbons and the Minister in charge of Economy. Such agreement is subject to enactment by Presidential Decree, and its provisions must conform to the Hydrocarbons Law, subject to being null and void.

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

The powers to make many of the day-to-day decisions concerning petroleum activities, including the granting of certain consents and authorizations, remain vested with the Hydrocarbons General Directorate, a government authority. In addition, the national oil company—Société Nationale des Hydrocarbures du Gabon—currently holds, manages and takes participations in petroleum activities on behalf of Gabon. Pursuant to Article 4 of the Hydrocarbons Law, Gabon may acquire an equity stake of up to 20%, at market value, within any companies applying for or already holding an exclusive production authorization. The contractor must carry Gabon in its 20% participating interest in the hydrocarbons agreements during the exploration phase. The parties are free to agree on a higher stake at market value. Further, under Article 86 of the Hydrocarbons Law, the national oil company may also acquire participating interests of up to 15%, at market value.

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

Under the 2014 Hydrocarbons Law, assignment of interests in production sharing contracts is subject to the Ministry of Hydrocarbons’ consent and to Gabon’s preemption rights. Foreign companies carrying out production activities under the form of a local branch must incorporate a local company within two years of the entry into force of the Hydrocarbons Law under its Article 254.

With respect to natural gas, Gabon shall enjoy exclusive marketing rights for non-associated gas while any non-commercial share of associated natural gas remains the property of Gabon.

Hydrocarbons agreements entered into prior to the Hydrocarbon Law’s publication remain in force until their expiration and should continue to be governed by their own provisions. Our understanding is that the Hydrocarbons Law applies to any issues not expressly dealt with in these contracts’ provisions.

Our production sharing contract governing our rights to the Etame Marin block offshore Gabon was entered into before the publication of the Hydrocarbon Law. The Etame PSC contains a stabilization clause, which provides for the stability of the legal, tax, economic and financial conditions in force at the signing of the Etame PSC. Pursuant to the Etame PSC, these conditions may not be adversely altered during the term of the agreement; however, we can make no assurance that the interpretation of the Hydrocarbon Law will not adversely affect our operations or assets in Gabon.

As discussed in “— Segment and Geographic Information—Gabon Segment—Offshore – Etame Marin Block—Production,” production from the Etame block is stored in an FPSO which we lease from a third party.  Over the past 15 years, this vessel was imported under a temporary import license.  In November 2018, a permanent import license for the FPSO was issued.

Equatorial Guinea

Our exploration and production activities in Equatorial Guinea are subject to the applicable regulations of the country. Failure to comply with these laws and regulations may result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties. Moreover, these laws and regulations could change in ways that could substantially increase our costs or affect our operations. The following is a summary of certain applicable regulatory frameworks in Equatorial Guinea.

All hydrocarbons existing in Equatorial Guinea’s onshore territory, as well as in its sovereign and jurisdictional waters, are Gabon property and part of the public domain. The monetization of such hydrocarbons is to be pursued exclusively by Gabon under its constitution, which reserves the exploitation of mineral and hydrocarbons resources exclusively to Gabon and the public sector. However, the constitution also provides that Gabon can delegate to, grant a concession to or associate itself with private parties for purposes of exploration and production activities in the manner and cases set forth by law.

Private oil companies have been allowed to conduct petroleum operations in Equatorial Guinea through PSCs signed by the minister responsible for petroleum operations on behalf of Gabon. PSCs are subject to ratification by the President of the Republic and become effective only on the date the contractor is notified of presidential ratification. The powers to sign and amend PSCs and supervise their performance belong to the ministry responsible for petroleum operations.  In addition, GEPetrol, holds, manages and takes participations in petroleum activities on behalf of Gabon.

In 2006, the Parliament of Equatorial Guinea passed a new hydrocarbons law (“2006 Hydrocarbons Law”) which superseded the previous 1981 Hydrocarbons Law, as amended in 2000, incorporating not only the regime applicable to the exploration, appraisal, development and production of hydrocarbons, but also rules on their transportation, distribution, storage, preservation, decommissioning, refining, marketing, sale and other disposal. The 2006 Hydrocarbons Law contains provisions on a number of aspects concerning exploration and production operations and contracts, such as national content obligations, unitization, transfers and abandonment. The 2006 Hydrocarbons Law has increased the Gabon’s benefits under exploration and production contracts and, to a certain extent, has reduced the ability of the minister responsible for petroleum operations to negotiate some contractual terms (e.g. by imposing minimum royalties of 13%).

The 2006 Hydrocarbons Law expressly repeals any conflicting provisions of equal or lower standing, in particular the 1981 Hydrocarbons Law, and provides that all petroleum operations are subject thereto. However, the 2006 Hydrocarbons Law does not amend any conflicting clauses of existing PSCs which continue to govern the performance of petroleum operations.  In 2013, the 2006 Hydrocarbons Law was complemented by the Petroleum Regulations, which address in further detail a broad range of matters concerning upstream, midstream and downstream activities.

The Block P PSC was entered into before the publication of the 2006 Hydrocarbons Law and Petroleum Regulations. The Etame PSC contains a stabilization clause, whereby in case the economic balance of Gabon or the contractor under the Etame PSC is materially altered as a result of any change in laws, orders or regulations in Equatorial Guinea, the parties should make the necessary adjustments to the relevant provisions to the Etame PSC, observing the principle that the affected party should be restored to substantially the same economic conditions if such changes had not occurred.   However, we can make no assurance that the interpretation of the 2006 Hydrocarbons Law or Petroleum Regulations will not adversely affect our operations or assets in Equatorial Guinea.

ENVIRONMENTAL REGULATIONS

General

Our operations are subject to various federal, state, local and international laws and regulations, including laws and regulations in Gabon and Equatorial Guinea, governing the discharge of materials into the environment or otherwise relating to environmental protection or pollution control. The cost of compliance could be significant. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial and damage payment obligations, or the issuance of injunctive relief (including orders to cease operations). Environmental laws and regulations are complex and have tended to become more stringent over time. We also are subject to various environmental permit requirements. Some environmental laws and regulations may impose strict liability, which could subject us to liability for conduct that was lawful at the time it occurred or for conduct or conditions caused by prior operators or third parties. To the extent laws are enacted or other governmental action is taken that prohibits or restricts drilling or imposes environmental protection requirements that result in increased costs to the oil and natural gas industry in general, our business and financial results could be adversely affected.  Although no assurances can be made, we believe that, absent the occurrence of an extraordinary event, compliance with existing laws, rules and regulations regulating the release of materials into the environment or otherwise relating to the protection of the environment will not have a material effect upon our capital expenditures, earnings or competitive position with respect to our existing assets and operations. We cannot predict, however, what effect future environmental regulation or legislation, enforcement policies, or claims for damages to property, employees, other persons, the environment or natural resources could have on us.

In addition, a number of governmental bodies have adopted, have introduced or are contemplating regulatory changes in response to the potential impact of climate change and to the lobbying effects of various climate change non-governmental organizations. Legislation and increased regulation regarding climate change could impose significant costs on us, our venture joint owners, and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting, and other costs to comply with such regulations.  Given the political significance and uncertainty around the impact of climate change and how it should be dealt with, we cannot predict how legislation and regulation will affect our financial condition and operating performance. In addition, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry could harm our reputation or impact the marketability of oil and natural gas. The potential physical impacts of climate change on our operations are highly uncertain and would be particular to the geographic circumstances in areas in which we operate. These may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels, and changing temperatures. These impacts may adversely impact the cost, production, and financial performance of our operations.

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

See “Item 1A. Risk Factors” for further discussion on the impact of these and other regulations relating to environmental protection.

Environmental Regulations in the U.S.

Currently, we conduct no operations in the U.S. and have only inconsequential interests in two U.S. properties.   However, our prior operations in the U.S., and any future operations we may conduct in the U.S., may subject us to certain liabilities under U.S. federal, state and local environmental laws and regulations.  In the U.S., environmental laws and regulations are administered by the U.S. Environmental Protection Agency (“EPA”) and counterpart state agencies.

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

Although CERCLA generally exempts “petroleum” from the definition of a Hazardous Substance, in the course of our prior U.S. operations, we may have generated substances that may fall within CERCLA’s definition of a “Hazardous Substance” and may have disposed of these substances at disposal sites owned and operated by others. Also, properties that we own and properties that we may have owned or operated may have been sites on which Hazardous Substances have been released. To our knowledge, neither we nor our predecessors have been designated as a PRP by the EPA under CERCLA; we also do not know of any prior owners or operators of its properties that are named as PRPs related to their ownership or operation of such properties. States such as Texas have comparable statutes which may cover substances (including petroleum) in addition to those covered under CERCLA. In the event soil or groundwater contamination is discovered at a site on which we have been an owner or operator or to which we sent regulated substances, we could be liable for costs of investigation and remediation and damages to natural resources.

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

Other Environmental Regulation in the U.S.

In the past, we may have generated wastes, including hazardous wastes that are subject to the federal Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes which may limit disposal options.  Although most oil and natural gas wastes are exempt from regulation as a hazardous waste under RCRA at the federal level, not all comparable state statutes have provided the same exemption, and certain wastes that we previously generated may have been subject to RCRA or comparable state statutes.

The CWA and analogous state laws impose restrictions and strict controls regarding the discharge (including spills and leaks) of pollutants, including produced waters and other oil and natural gas wastes as well as fill materials, into state waters and waters of the U.S., a term broadly defined but which remains subject to litigation and rulemaking over its scope.

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

Most environmental laws and regulations provide for fines, penalties and injunctive relief for violations of their requirements. Some laws and regulations also provide for citizen suits, which allow a private citizen to sue to enforce the requirements of the applicable regulatory program.

Item 1A. Risk Factors

Our business faces many risks. You should carefully consider the following risk factors in addition to the other information included in this Annual Report. If any of these risks or uncertainties actually occurs, our business, financial condition and results of operations could be materially adversely affected. Any risks discussed elsewhere in this Annual Report and in our other SEC filings could also have a material impact on our business, financial position or results of operations. Additional risks not presently known to us or which we consider immaterial based on information currently available to us may also materially adversely affect us.

Oil and natural gas prices are highly volatile, and a return to a very depressed price regime for a prolonged period of time will negatively affect our financial results.

Our revenues, cash flow, profitability, oil and natural gas reserves value and future rate of growth are substantially dependent upon prevailing prices for oil and natural gas. Our ability to borrow funds and to obtain additional capital on reasonable terms is also substantially dependent on oil and natural gas prices. Historically, world-wide oil and natural gas prices and markets have been volatile, and may continue to be volatile in the future. In particular, the prices of oil and natural gas declined dramatically in the second half of 2014 and decreased further in 2015 and early 2016. During 2016, the spot price per Bbl of Brent crude oil ranged from a high of $55 to a low of $26. During 2017, the spot price per Bbl of Brent crude oil ranged from a high of $67 to a low of $44. During 2018, the spot price per Bbl of Brent crude oil ranged from a high of $86 to a low of $51.  The average price at which we sold our crude oil in 2018 was $70.32 per Bbl compared to 2017 was $52.58 per Bbl and $40.13 per Bbl in 2016. Because the oil price we are required to use by the SEC to estimate our future net cash flows is the average price over the 12 months prior to the date of determination of future net cash flows, the full effect of increasing or falling prices may not be reflected in our estimated net cash flows for several quarters. We review the carrying value of our properties on a quarterly basis and once incurred, a write-down in the carrying value of our properties is not reversible at a later date, even if oil and natural gas prices increase.

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

At December 31, 2018, we had 2.0 MBbl of PUDs while we had no PUDs at December 31, 2017. As discussed above in “Item 1. Business — Segment and Geographic Information — Gabon Segment”, we are planning to drill two wells and two appraisal well bores in the second half of 2019.

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

There can be no assurance that our development and exploration projects and acquisition activities will result in significant additional reserves or that we will have continuing success drilling productive wells at economic finding costs. The drilling of oil and natural gas wells involves a high degree of risk, especially the risk of dry holes or of wells that are not sufficiently productive to provide an economic return on the capital expended to drill the wells. In addition, our drilling operations may be curtailed, delayed or canceled as a result of numerous factors, including declines in oil or natural gas prices and/or prolonged periods of historically low oil and natural gas prices, title problems, weather conditions, political instability, availability of capital, economic/currency imbalances, compliance with governmental requirements, receipt of additional seismic data or the reprocessing of existing data, failure of wells drilled in similar formations, equipment failures (such as ESPs), delays in the delivery of equipment and availability of drilling rigs.

All of the value of our production and reserves is concentrated in a single block offshore Gabon, and any production problems or reductions in reserve estimates related to this property would adversely impact our business.

The Etame Marin block consists of five fields with 12 producing wells. Production from these fields constituted 100% of our total production for the year ended December 31, 2018. In addition, at December 31, 2018, 100% of our total reserves were attributable to these fields. If mechanical problems, storms or other events curtailed a substantial portion of this production, or if the actual reserves associated with this producing property are less than our estimated reserves, our results of operations, financial condition, and cash flows could be materially adversely affected.

Because our properties are concentrated in the same geographic area, many of our rights under the Etame PSC will be affected by the same conditions at the same time, resulting in a relatively greater impact on our results of operations than with respect to companies that have a more diversified portfolio of licenses and properties located across diverse geographic areas.

Exploring for, developing, or acquiring reserves is capital intensive and uncertain.

We may not be able to economically find, develop, or acquire additional reserves, or may not be able to make the necessary capital investments to develop our reserves, if our cash flows from operations decline or external sources of capital become limited or unavailable. Offshore drilling and development operations require capital-intensive techniques. If we do not replace the reserves we produce, our reserves revenues and cash flow will decrease over time, which could have a material effect on our business, financial condition, results of operations and liquidity.

Our business requires significant capital expenditures, and we may not be able to obtain needed capital or financing on satisfactory terms or at all.

Our exploration and development activities are capital intensive. To replace and grow our reserves, we must make substantial capital expenditures for the acquisition, exploitation, development, exploration and production of oil and natural gas reserves. Historically, we have financed these expenditures primarily with cash flow from operations, debt, asset sales, and private sales of equity. We are the operator of the Etame Marin block offshore Gabon, and are thus responsible for contracting on behalf of all the remaining parties participating in the project. We rely on the timely payment of cash calls by our joint owners to pay for 66.43% of the offshore Gabon budget.  With respect to Block P, we are awaiting approval by the EG MMH of our appointment as technical operator.  Once we are appointed, we will rely on the timely payment of cash calls by our joint owners to pay for 61% of the Equatorial Guinea budget.  The continued economic health of our joint owners could be adversely affected by low oil prices, thereby adversely affecting their ability to make timely payment of cash calls.

If low oil and natural gas prices, operating difficulties or declines in reserves result in our revenues being less than expected or limit our ability to borrow funds, or our joint owners fail to pay their share of project costs, we may be unable to obtain or expend the capital necessary to undertake or complete future drilling programs. Our ability to secure additional or replacement financing is currently limited. We cannot assure you that additional debt or equity financing or cash generated by operations will be available to meet our capital requirements.  We may not be able to obtain debt or equity financing on terms favorable to us, or at all. If cash generated by operations or cash available under any financing sources is not sufficient to meet our capital requirements, the failure to obtain additional financing could result in a curtailment of our operations relating to the development of our properties. Such a curtailment in operations could lead to a decline in our estimated net proved reserves, and would likely adversely affect our business, financial condition and results of operations.

If oil and natural gas prices decline materially, we may be required to take write-downs in the value of our oil and natural gas properties.

The estimated future net revenues attributable to our net proved reserves are prepared in accordance with current SEC guidelines and are not intended to reflect the fair market value of our reserves. In accordance with the rules of the SEC, our reserve estimates are prepared using the un-weighted average price received for oil and natural gas based on closing prices on the first day of each month during the twelve-month period prior to the end of the reporting period. During 2016, 2017 and 2018, no impairments were necessary with respect to the Etame Marin block. Material declines in crude oil prices will cause the estimated quantities and present values of our reserves to be reduced, which may necessitate write-downs.  Material declines in crude oil prices could also cause a decline in the estimated fair value and/or the economic viability of projects associated with our undeveloped leasehold costs for the Etame Marin block and the Equatorial Guinea Block P resulting in write-downs of these costs.

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

Exploration and development operations offshore Africa often lack the physical and oilfield service infrastructure present in other regions. As a result, a significant amount of time may elapse between an offshore discovery and the marketing of the associated oil and natural gas, increasing both the financial and operational risks involved with these operations. Offshore drilling operations generally require more time and more advanced drilling technologies, involving a higher risk of equipment failure and usually higher drilling costs. In addition, there may be production risks of which we are currently unaware. For example, the production of hydrogen sulfide at certain of our Etame Marin block wells create unexpected production losses and delays in our development plans; see “Item 1.  Business – Segment and Geographic Information – Hydrogen Sulfide Impact.” The development of new subsea infrastructure and use of floating production systems to transport oil from producing wells, may require substantial time for installation or encounter mechanical difficulties and equipment failures that could result in loss of production, significant liabilities, cost overruns or delays.

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

Our international assets and operations are subject to various political, economic and other uncertainties, including, among other things, the risks of war, expropriation, nationalization, renegotiation or nullification of existing contracts, taxation policies, foreign exchange restrictions, changing political conditions, international monetary fluctuations, currency controls, decisions of international financial institutions such as the International Monetary Fund and the Banking Commission of Central Africa, changes in laws and regulations relating to banking institutions and deposit accounts, requirements to hold funds in government-owned banks and the risk of foreign banking institution failure, possible changes in government personnel, the development of new administrative policies, practices and political conditions that may affect the enforcement or administration of laws and regulations, adoption of new or amendments to regulatory regimes for foreign investment, uncertainties as to whether the laws and regulations will be applicable in any particular circumstance, uncertainty as to whether VAALCO will be able to demonstrate to the satisfaction of the applicable governing authorities, compliance with governmental or contractual requirements and foreign governmental regulations that favor or require the awarding of drilling contracts to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction.

For example, the Gabonese government’s oil company may seek to participate in oil and natural gas projects in a manner that could be dilutive to the interest of current license holders and the Gabonese government is under pressure from the Gabonese labor union to require companies to hire a higher percentage of Gabonese citizens. In 2016, the government of Gabon conducted an audit of our operations in Gabon, covering the years 2013 through 2014. We received the findings from this audit and responded to the audit findings in January 2017. Since providing our response, there have been changes in the Gabonese officials responsible for the audit.  We are working with the current representatives to resolve the audit findings. While we do not anticipate that we will be subject to assessments related to this audit that have significant, if any, negative impact on our reported earnings or cash flows, we can make no assurances that this will be the case. In addition, if a dispute arises with our foreign operations, we may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons, especially foreign oil ministries and national oil companies, to the jurisdiction of the U.S.

Additionally, on February 28, 2019, the Gabonese branch of the international commercial bank holding the abandonment funds in a U.S. dollar denominated account advised that the bank regulator required transfer of the funds to the Central Bank for “CEMAC” (the Central African Economic and Monetary Community), of which Gabon is one of the six member states, for conversion to local currency with a credit back to the Gabonese branch in local currency.  See risk factor, “Our results of operations, financial conditions and cash flows could be adversely affected by changes in currency exchange rates and regulations.”  Amendment 5 to the PSC provides that in the event that the Gabonese bank fails for any reasons to reimburse all of the principal and interest due, the Contractor shall no longer be held liable for the obligation to remediate the sites.

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

Beginning in February 2018, Gabon elected to take the portion of their oil attributable to Profit Oil in-kind rather than our continuing to market their share of production on their behalf.  Gabon took their Profit Oil in-kind with the September 2018 lifting.  We anticipate that this will continue to cause fluctuations in the timing of and realized prices for oil sales.

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

Violent acts resulting in loss of life, destruction of property, environmental damage and pollution occur around the world. Many incidents are driven by civil, ethnic, religious or economic strife. In addition, the number of incidents attributed to various terrorist organizations has increased significantly. We operate in regions of the world that have experienced such incidents or are in close proximity to areas where violence has occurred.  For example, in January 2019, there was a failed military coup attempt in Gabon.  While the disruption from this event was minimal and was suppressed quickly, these types of events can expand quickly into more serious and costly ones and could adversely affect Gabon’s economy and government.

We monitor the economic and political environments of the countries in which we operate. However, we are unable to predict the occurrence of disturbances such as those noted above. In addition, we have limited ability to mitigate their impact.

Civil disturbances, terrorist acts, regime changes, coups, wars, or conflicts, or the threats thereof, could have the following results, among others:

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

•	lack of availability of drilling rig, oilfield equipment or services if third party providers decide to exit the region;
•	shutdown of a financial system, communications network, or power grid causing a disruption to our business activities; and
•	capital market reassessment of risk and reduction of available capital making it more difficult for us and our joint owners to obtain financing for potential development projects.

Loss of property and/or interruption of our business plans resulting from civil unrest could have a significant negative impact on our earnings and cash flow. In addition, we may not have enough insurance to cover any loss of property or other claims resulting from these risks.

Our business could be materially and adversely affected by security threats, including cybersecurity threats, and other disruptions.

As an oil producer, we face various security threats, including cybersecurity threats to gain unauthorized access to sensitive information or to render data or systems unusable; threats to the security of our facilities and infrastructure or third party facilities and infrastructure, such as processing plants and pipelines; and threats from terrorist acts. The potential for such security threats has subjected our operations to increased risks that could have a material adverse effect on our business. In particular, our implementation of various procedures and controls to monitor and mitigate security threats and to increase security for our information, facilities and infrastructure may result in increased capital and operating costs. Costs for insurance may also increase as a result of security threats, and some insurance coverage may become more difficult to obtain, if available at all. Moreover, there can be no assurance that such procedures and controls will be sufficient to prevent security breaches from occurring. If any of these security breaches were to occur, they could lead to losses of sensitive information, critical infrastructure or capabilities essential to our operations and could have a material adverse effect on our reputation, financial position, results of operations and cash flows.

Cybersecurity attacks in particular are becoming more sophisticated. We rely extensively on information technology systems, including Internet sites, computer software, data hosting facilities and other hardware and platforms, some of which are hosted by third parties, to assist in conducting our business. Our technologies systems and networks, and those of our business associates may become the target of cybersecurity attacks, including without limitation malicious software, attempts to gain unauthorized access to data and systems, and other electronic security breaches that could lead to disruptions in critical systems and materially and adversely affect us in a variety of ways, including the following:

•

unauthorized access to and release of seismic data, reserves information, strategic information or other sensitive or proprietary information, which could have a material adverse effect on our ability to compete for oil and gas resources;

•	data corruption or operational disruption of production infrastructure, which could result in loss of production or accidental discharge;
•	unauthorized access to and release of personal identifying information of employees and vendors, which could expose us to allegations that we did not sufficiently protect that information;
•	a cybersecurity attack on a vendor or service provider, which could result in supply chain disruptions and could delay or halt operations; and
•

a cybersecurity attack on third-party gathering, transportation, processing, fractionation, refining or export facilities, which could delay or prevent us from transporting and marketing our production, resulting in a loss of revenues.

These events could damage our reputation and lead to financial losses from remedial actions, loss of business or potential liability. Additionally, certain cyber incidents, such as surveillance, may remain undetected for an extended period.

Competitive industry conditions may negatively affect our ability to conduct operations.

The oil and natural gas industry is intensely competitive. We compete with, and may be outbid by, competitors in our attempts to acquire exploration and production rights in oil and natural gas properties. These properties include exploration prospects as well as properties with proved reserves. There is also competition for contracting for drilling equipment and the hiring of experienced personnel. Factors that affect our ability to compete in the marketplace include, among other things:

•	our access to the capital necessary to drill wells and acquire properties;
•	our ability to acquire and analyze seismic, geological and other information relating to a property;
•	our ability to retain and hire experienced personnel, especially for our engineering, geoscience and accounting departments; and
•	the location of, and our ability to access, platforms, pipelines and other facilities used to produce and transport oil and natural gas production.

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

Climate change could have an effect on the severity of weather (including hurricanes and floods), sea levels, the arability of farmland, and water availability and quality. If such effects were to occur, our exploration and production operations have the potential to be adversely affected. Potential adverse effects could include damages to our facilities from powerful winds or rising waters in low-lying areas, disruption of our production activities because of climate-related damages to our facilities, less efficient or non-routine operating practices necessitated by climate effects or increased costs for insurance coverages in the aftermath of such effects. Significant physical effects of climate change could also have an indirect effect on our financing and operations by disrupting the transportation or process-related services provided by midstream companies, service companies or suppliers with whom we have a business relationship. We may not be able to recover through insurance some or any of the damages, losses or costs that may result from potential physical effects of climate change.

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

There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves, including many factors beyond our control. Reserve engineering is a subjective process of estimating the underground accumulations of oil and natural gas that cannot be measured in an exact manner. The estimates included in this document are based on various assumptions required by the SEC, including non-escalated prices and costs and capital expenditures subsequent to December 31, 2018, and, therefore, are inherently imprecise indications of future net revenues. Actual future production, revenues, taxes, operating expenses, development expenditures and quantities of recoverable oil and natural gas reserves may vary substantially from those assumed in the estimates. Any significant variance in these assumptions could materially affect the estimated quantity and value of our reserves.

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

The estimated future net revenues attributable to our net proved reserves are prepared in accordance with current SEC guidelines, and are not intended to reflect the fair market value of our reserves. In accordance with the rules of the SEC, our reserve estimates are prepared using an average of beginning of month prices received for oil and natural gas for the preceding twelve months. Future reductions in prices below the average calculated for 2018 would result in the estimated quantities and present values of our reserves being reduced.

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

Our results of operations, financial condition and cash flows could be adversely affected by changes in currency exchange rates and by currency regulations.

We are exposed to foreign currency risk from our foreign operations. While oil sales are denominated in U.S. dollars, portions of our costs in Gabon are denominated in the local currency. A weakening U.S. dollar will have the effect of increasing costs while a strengthening U.S. dollar will have the effect of reducing operating costs. The Gabon local currency is tied to the Euro. The exchange rate between the Euro and the U.S. dollar has fluctuated widely in recent years in response to international political conditions, general economic conditions, the European sovereign debt crisis and other factors beyond our control. Our financial statements, presented in U.S. dollars, may be affected by foreign currency fluctuations through both translation risk and transaction risk.  In addition, currency devaluation can result in a loss to us for any deposits of that currency, such as our deposits in the Etame PSC abandonment account which have been converted from U.S. dollar to Gabon local currency. See the risk factor “We have less control over our investments in foreign properties than we would have with respect to domestic investments, and added risk in foreign countries may affect our foreign investments.”  Hedging foreign currencies can be difficult, especially if the currency is not actively traded.

We are also subject to risks relating to governmental regulation of foreign currency, which may limit our ability to:

•	Transfer funds from or convert currencies in certain countries;
•	Repatriate foreign currency received in excess of local currency requirements; and
•	Repatriate funds held by our foreign subsidiaries to the U.S. at favorable tax rates.

Acquisitions and divestitures of properties and businesses subject us to additional risks and uncertainties. We may be unable to integrate successfully the operations of any acquisitions with our operations, and we may not realize all the anticipated benefits of any future acquisitions or divestitures. Any sales or divestments of properties we make may result in certain liabilities that we are required to retain under the terms of such sale or divestment.

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

In the case of sales or divestitures of our properties and businesses, we may become exposed to future liabilities that arise under the terms of those sales or divestitures. Under such terms, sellers typically are required to retain certain liabilities for matters with respect to their sold properties or businesses. The magnitude of any such retained liability or indemnification obligation may be difficult to quantify at the time of the transaction and ultimately may be material. Also, as is typical in divestiture transactions, third parties may be unwilling to release us from guarantees or other credit support provided prior to the sale of the divested assets. As a result, after a sale, we may remain secondarily liable for the obligations guaranteed or supported to the extent that the buyer of the assets fails to perform these obligations.

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

The laws and regulations of the U.S., Gabon, and Equatorial Guinea regulate our current business. These laws and regulations may require that we obtain permits for our development activities, limit or prohibit drilling activities in certain protected or sensitive areas, or restrict the substances that can be released in connection with our operations. Our operations could result in liability for personal injuries, property damage, natural resource damages, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages. Failure to comply with environmental laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties and the issuance of orders enjoining operations. In addition, we could be liable for environmental damages caused by, among others, previous property owners or operators of properties that we purchase or lease. Some environmental laws provide for joint and several strict liabilities for remediation of releases of hazardous substances, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. As a result, we may incur substantial liabilities to third parties or governmental entities and may be required to incur substantial remediation costs. We could also be affected by more stringent laws and regulations adopted in the future, including any related to climate change and greenhouse gases and the use of hydraulic fracturing fluids, resulting in increased operating costs. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could have a material adverse effect on our financial condition, results of operations and liquidity.

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

Almost all of our properties which have future abandonment obligations are located offshore. The costs to abandon offshore wells may be substantial. For financial accounting purposes, we record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and capitalize the related costs as part of the carrying amount of the long-lived assets. The estimated liability is reflected in the “Asset retirement obligation” line item of our consolidated balance sheets.

As part of the Etame field production license, we are subject to an agreed upon cash funding arrangement for the eventual abandonment of all offshore wells, platforms and facilities on the Etame Marin block. Based upon the most recent abandonment study completed in November 2018, the abandonment cost estimate used for this purpose is approximately $61.8 million ($19.2 million net to our company) on an undiscounted basis. On an annual basis over the remaining life of the production license, we must fund a portion of these estimated abandonment costs.  See “Item 1. Business – Segment and Geographic Information – Gabon Segment —Abandonment Costs,” for further information. Future changes to the anticipated abandonment cost estimates could change our asset retirement obligations and increase the amount of future abandonment funding payments we are obligated to make.

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

Due to the uncertainties as to the ultimate outcome, we have reflected an accrual of $15.0 million for a potential payment as of December 31, 2018 and 2017, which represents what we believe to be the maximum potential amount attributable to our interest under the PSA.  However, an unfavorable result on the resolution of the ultimate amount of the penalty could have a material adverse effect on our financial position, results of operations, or cash flows.

We could incur substantial penalties for not fulfilling our work commitment under the terms of the PSC Extension.

We, along with the Consortium, are required within a period of two years from September 17, 2018, to drill two wells and two appraisal well bores.  We plan to fulfill this commitment with the wells and appraisal well bores planned in connection with the 2019 drilling campaign at an estimated cost of $61.2 million ($20.5 million, net to VAALCO).  If we are unable to do so, we will be required to pay within thirty days of the expiration date of such period, an indemnity equal to the cost of works not carried out, as required with the work commitment.

We could lose our interest in Block P if the terms for lifting the suspension are not met.

Under the terms of lifting of the suspension, a new joint owner is expected to assume GEPetrol’s working interest obligations and be presented to the EG MMH by March 28, 2019.  Once the joint owner is approved, we are required to drill one exploration well within one year.  While there is no monetary penalty for failing to meet the terms of the lifting of the suspension, we would lose our interest in the license, and the associated capitalized unproved leasehold costs of $10.0 million as of December 31, 2018 would become impaired.

Commodity derivatives transactions we enter into may fail to protect us from declines in commodity prices.

In order to reduce the impact of commodity price uncertainty and increase cash flow predictability relating to the marketing of our crude oil and natural gas, we have entered into derivatives arrangements with respect to a portion of our expected production. Our derivative contracts consist of a series of commodity swap contracts and are limited in duration. Our derivatives program may be inadequate to protect us from significant and prolonged declines in the price of crude oil.

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

As described in “Item 9A. Controls and Procedures. Management’s Annual Report on Internal Control over Financial Reporting”, our management concluded that a  control deficiency constituted a material weakness in our internal control over financial reporting. We determined that we did not maintain effective internal control over financial reporting with respect to the effectiveness and timeliness of the performance of a  control related to the evaluation and reporting of the income tax effects related to significant, unusual and infrequent transactions. This material weakness resulted in a correction of an error in the condensed consolidated financial statements included in our quarterly report on Form 10-Q for September 30, 2018.

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

We are highly dependent upon the efforts of our senior management and other key employees. The loss of the services of our Chief
Executive Officer and Chief Financial Officer, as well as any loss of the services of one or more other members of our senior management, could delay or prevent the achievement of our objectives. We do not maintain any “key-man” insurance policies on any of our senior management, and do not intend to obtain such insurance. In addition, due to the specialized nature of our business, we are highly dependent upon our ability to attract and retain qualified personnel with extensive experience and expertise in evaluating and analyzing drilling prospects and producing oil and natural gas from proved properties and maximizing production from oil and natural gas properties. There is competition for qualified personnel in the areas of our activities, and we may be unsuccessful in attracting and retaining these personnel.

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

As of February 27, 2019, based upon information received from our transfer agent and brokers and nominees, there were approximately 44 holders of record of VAALCO common stock. This number does not include beneficial or other owners for whom common stock may be held in “street” names.

Dividends

We have not paid cash dividends and do not anticipate paying cash dividends on the common stock in the foreseeable future.

Performance Graph

The following graph compares the annual percentage change in our cumulative total stockholder return on common shares with the cumulative total return of the S&P 500 Index and the SPDR S&P Oil & Gas Exploration and Production Index. The graph assumes $100 was invested on December 31, 2013 in our common stock and in each index, and that all dividends are reinvested. Stockholder returns over the indicated period may not be indicative of future stockholder returns.

	2013	2014	2015	2016	2017	2018
SPDR S&P Oil & Gas Exploration and Production	$100	$70	$44	$60	$54	$39
S&P 500 Composite	$100	$111	$110	$121	$145	$136
VAALCO Energy, Inc.	$100	$66	$23	$15	$10	$21

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2018 regarding the number of shares of common stock that may be issued under our compensation plans. Please refer to Note 15 to the Financial Statements for additional information on stock-based compensation.

Plan Category	Number of security to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issues under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	2,414,448	$1.58	1,112,527
Equity compensation plans not approved by security holders	186,706	0.96	—
Total	2,601,154	$1.54	1,112,527

Issuer Purchases of Equity Securities for Year Ended December 31, 2018

During 2018, we acquired 26,421 shares to satisfy tax withholding obligations related to restricted stock vestings.

Item 6. Selected Financial Data

The following table sets forth, as of the dates and for the periods indicated, selected financial information. The financial information for each of the five years ended December 31, 2018, 2017, 2016, 2015 and 2014 has been derived from the Financial Statements filed in the Annual Report on Form 10-K for each year. The information should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements and accompanying notes. The following information is not necessarily indicative of future results.

	Years Ended December 31,
	2018		2017	2016		2015		2014
(In thousands, except per share amounts)
Total revenues	$104,943		$77,025	$59,784	(1)	$80,445	(1)	$127,691
Income (loss) from continuing operations	98,728	(2)	10,272	(18,267)	(2)	(120,554)	(2)	(73,753)	(2)
Basic income (loss) from continuing operation per share attributable to common shareholders	1.65		0.17	(0.31)		(2.07)		(1.29)
Diluted income (loss) from continuing operations per share attributable to common shareholders	1.63		0.17	(0.31)		(2.07)		(1.29)
Net property, plant and equipment	52,724		23,221	28,019		33,357	(3)	93,479
Total assets	166,312	(3)	79,633	81,032		123,958	(3)	248,849	(3)
Total long-term liabilities	15,441		22,756	25,836		31,166		29,846

(1)The decrease in total revenues is tied to the decrease in oil and natural gas prices that began in the second half of 2014 and continued through 2016. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” below for discussion of how price decreases and sales volume increases impacted revenues.

(2)Income from continuing operations in 2018 was primarily impacted by a $56.9 million deferred tax benefit primarily related to the re-evaluation of the realizability of certain tax assets.  Losses from continuing operations in 2016 was primarily impacted by decreased revenues due to prevailing low oil and natural gas prices. Losses from continuing operations in 2014 and 2015 were primarily impacted by decreased revenues and oil and natural gas property impairments.

(3)Total assets increased substantially in 2018 due to the recognition of certain deferred tax benefits.  Net property, plant and equipment and Total assets decreased substantially in 2014 and 2015 due to impairments.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis describes the principal factors affecting our capital resources, liquidity, and results operations. This management’s discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and related notes, information about our business practices, significant accounting policies, risk factors, and the transactions that underlie our financial results, which are included in various parts of this Annual Report. Our website address is www.vaalco.com. All of our filings with the SEC are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC. Information on our website does not form part of this report on Annual Report.

INTRODUCTION

VAALCO is a Houston, Texas based independent energy company engaged in the acquisition, exploration, development and production of crude oil. As operator, we have production operations and conduct exploration activities in Gabon, West Africa. We have opportunities to participate in development and exploration activities in Equatorial Guinea, West Africa. As discussed further in Note 4 to the Financial Statements, we have discontinued operations associated with our activities in Angola, West Africa.

A significant component of our results of operations is dependent upon the difference between prices received for our offshore Gabon oil production and the costs to find and produce such oil. Oil and natural gas prices have been volatile and subject to fluctuations based on a number of factors beyond our control. Over the past few years, we have focused on reducing costs and maximizing cash flow as well as divesting non-core assets. To preserve our cash flow, during 2016, 2017 and 2018, we conducted no drilling activities and extinguished our debt. As a result of improved commodity prices and the PSC Extension, we currently intend to drill two to three wells and two appraisal well bores during 2019 at the Etame Marin block in Gabon.

CURRENT DEVELOPMENTS

During 2017 through the third quarter of 2018, the global oil supply and demand were close to being balanced; however, late in the fourth quarter of 2018, prices were adversely impacted by concerns about oversupplies in the markets. ICE Dated Brent crude oil prices fluctuated between $44 and $67 per Bbl from January 2017 through December 2017.  During year ended December 31, 2018, ICE Dated Brent crude oil prices have fluctuated between $51 and $86 per Bbl with the December 31, 2018 price of $51 per Bbl, 24% lower than the December 31, 2017 price of $67 per Bbl.

On May 22, 2018, we terminated the amended term loan agreement with the International Finance Corporation (the “IFC”) (“Amended Term Loan Agreement”) by prepaying the outstanding principal and accrued interest.  We did not incur any termination or prepayment penalties as a result of the termination of the Amended Term Loan Agreement.

On September 17, 2018, the PSC Extension to the Etame PSC providing for the extension of our three Exclusive Exploitation Authorizations for the Etame Marin block through September 16, 2028, with the right for two additional five-year extension periods, was executed.  See “Item 1. Business – Segment and Geographic Information – Gabon Segment.”

At December 31, 2018, we reported a 76% increase in estimates for proved reserves over reserves reported at December 31, 2017.  See “Item 1. Business – Reserve Information” for further discussion.

We are preparing for a drilling program for the second half of 2019 on the Etame Marin block which will include two to three wells and two appraisal well bores.

Effective as of September 2018, the suspension of the license for Block P offshore Equatorial Guinea has been lifted and we are awaiting the EG MMH to approve our appointment as technical operator for Block P.

DISCONTINUED OPERATIONS-ANGOLA

In November 2006, we signed a production sharing contract for Block 5 offshore Angola (“PSA”). Our working interest is 40%, and it carries Sonangol P&P, for 10% of the work program. On September 30, 2016, we notified Sonangol P&P that we were withdrawing from the joint operating agreement effective October 31, 2016. On November 30, 2016, we notified the national concessionaire, Sonangol E.P., that we were withdrawing from the PSA.  Further to our decision to withdraw from Angola, we have closed our office in Angola and do not intend to conduct future activities in Angola. As a result of this strategic shift, the Angola segment has been classified as discontinued operations in the consolidated financial statements for all periods presented.

Drilling Obligation

Under the PSA, we and the other participating interest owner, Sonangol P&P, were obligated to perform exploration activities that included specified seismic activities and drilling a specified number of wells during each of the exploration phases under the PSA. The specified seismic activities were completed, and one well, the Kindele #1 well, was drilled in 2015. The PSA provides a stipulated payment of $10.0 million for each exploration well for which a drilling obligation remains under the terms of the PSA, of which our participating interest share would be $5.0 million per well. We have reflected an accrual of $15.0 million for a potential payment as of September 30, 2018 and December 31, 2017, which represents what we believe to be the maximum potential amount attributable to our interest under the PSA.  We are engaged in discussions with representatives from Sonangol E.P. regarding this potential payment and other possible solutions and believe that the ultimate amount paid will be less than the accrued amount.

CAPITAL RESOURCES AND LIQUIDITY

Cash Flows

Our cash flows for the years 2018, 2017 and 2016 are as follows:

	Year Ended December 31,			Increase (Decrease) in the Year
	2018	2017	2016	2018 Over (Under) 2017	2017 Over (Under) 2016
	(in thousands)
Net cash provided by (used in) operating activities before change in operating assets and liabilities	$44,342	$19,312	$(6,470)	$25,030	$25,782
Net change in operating assets and liabilities	(6,114)	(5,932)	(5,895)	(182)	(37)
Net cash provided by (used in) continuing operating activities	38,228	13,380	(12,365)	24,848	25,745
Net cash provided by (used in) discontinued operating activities	(1,052)	(4,423)	12,286	3,371	(16,709)
Net cash provided by (used in) operating activities	37,176	8,957	(79)	28,219	9,036

Net cash used in continuing investing activities	(14,127)	(1,499)	(16,506)	(12,628)	15,007
Net cash used in discontinued investing activities	—	—	—	—	—
Net cash used in investing activities	(14,127)	(1,499)	(16,506)	(12,628)	15,007

Net cash used in financing activities	(8,680)	(5,815)	(144)	(2,865)	(5,671)
Net change in cash, cash equivalents and restricted cash	$14,369	$1,643	$(16,729)	$12,726	$18,372

The increase in net cash provided by our operating activities for the year ended December 31, 2018 compared to the same period of 2017 includes a $25.0 million increase in cash generated by continuing operations before change in operating assets and liabilities which in large part was the result of higher 2018 crude oil prices and lower operating costs and other expenses.  The decrease in net cash provided by our operating assets and liabilities was $0.2 million lower than the decrease for 2017.  The net change in operating assets and liabilities of $ (6.1) million for the year ended December 31, 2018 included a $7.7 million increase in trade and other receivables, a decrease in “Accounts payable” of $3.4 million, offset primarily by a $2.5 million decrease in crude oil inventory and a $2.8 million increase in foreign taxes payable.  The net change in operating assets and liabilities of $(5.9) million for the year ended December 31, 2017 included a reduction of “Accounts payable” of $7.3 million, an increase in VAT receivable of $3.0 million and an increase crude oil inventory of $2.4 million offset by a reduction in trade receivables of $3.2 million, an increase in “Accrued liabilities and other” of $2.0 million, and a reduction in prepayments and other of $1.6 million.

The increase in net cash provided by our operating activities for 2017 compared to 2016 was primarily related to a $25.8 million increase in cash generated by continuing operations before changes in operating assets and liabilities which in large part was the result of higher 2017 crude oil prices and lower operating costs and expenses.  Net cash provided by our operating assets and liabilities increased by $1.0 million from 2016 to 2017.  This overall improvement was offset by a reduction in cash generated by our discontinued operation from 2016 to 2017 of $16.7 million.  The decrease in cash generated by discontinued operations was the result of a benefit received in 2016 of $19.0 million from our Angolan joint interest owner in payment of joint owner receivables.

Property and equipment expenditures have historically been our most significant use of cash in investing activities. These expenditures were significantly lower in 2016 and 2017.  No drilling activities were conducted during these two years as we conserved cash during the recent period of low crude oil prices.  For 2018, the cash basis expenditures of $14.1 million, were primarily related to the $11.8 million signing bonus paid in connection with the PSC Extension and $2.3 million paid for equipment and enhancements.  For 2017, the cash basis expenditures of $1.8 million for property and equipment was primarily related to equipment and other enhancements.  During 2016, these expenditures on a cash basis (including expenditures attributable to discontinued operations) were $8.7 million.  See “—Capital Expenditures” below for further discussion.

There were no other significant investing activities in 2018 and 2017.  For 2016, other significant investing activities included $5.7 million for the November 2016 acquisition of Sojitz’s interest in the Etame Marin block and $2.9 million to purchase oil puts used to mitigate the potential impact of price declines in 2016 and 2017, as discussed further in Note 10 to the Financial Statements. In addition, restricted cash inflows of $15.2 million in 2016 are primarily a result of us withdrawing from the joint operating agreement for Block 5 offshore Angola. Under the production sharing agreement for Block 5, we and our working interest joint venture owner, Sonangol P&P, were obligated to perform exploration activities in Angola.

Net cash used in financing activities during the year ended December 31, 2018 included $9.2 million in principal payments on debt which was extinguished in May 2018.  With respect to cash flows related to financing activities, for 2017, we had cash increases from $4.2 million of borrowings and cash decreases from $10.0 million of debt repayments under the Amended Term Loan Agreement.  There were no significant financing activities in 2016.

Capital Expenditures

At December 31, 2018, pursuant to the PSC Extension, we had commitments for capital expenditures related to the drilling of two wells and two appraisal well bores at an estimated cost of approximately $61.2 million ($20.5 million, net to VAALCO), by September 16, 2020.  We anticipate drilling these wells and a possible third well in the second half of 2019.  The third well is subject to approval by the joint venture owners and the government of Gabon.  We expect any capital expenditures made during 2019 will be funded by cash on hand, cash flow from operations and cash raised from debt and/or equity issuances.

During 2018, we had accrual basis capital expenditures attributable to continuing operations of $20.0 million compared to $1.7 million and $(4.1) million accrual basis capital expenditures in 2017 and 2016, respectively.  The difference between capital expenditures and the property and equipment expenditures reported in the consolidated statements of cash flows is attributable to changes in accruals for costs incurred but not yet invoiced or paid on the report dates.  Capital expenditures in 2018 were attributable to the PSC Extension signing bonus, equipment and enhancements.  Capital Expenditures in 2017 and 2016 were mainly for equipment and enhancements.

Contractual Obligations

The table below provides aggregated information on our net share of cash obligations and commitments at December 31, 2018:

	2019	2020	2021	2022	2023	Thereafter	Total
Operating leases and other obligations (1)	10,345	7,479	—	—	—	—	17,824
Drilling and other commitments (2)	20,500	400	—	—	—	—	20,900
Abandonment funding (3)	763	763	763	763	763	3,818	7,633
Total cash obligations	$31,608	$8,642	$763	$763	$763	$3,818	$46,357

(1)	Included in these figures is our net share of charter payments for the FPSO used on the Etame Marin block. See “FPSO charter” in Note 12 to the Financial Statements for further information.
(2)	Associated with the execution of the PSC Extension. See Note 12 to the Financial Statements for further information.
(3)	See “Abandonment funding” in Note 12 to the Financial Statements for further information.

We have an agreed cash funding arrangement for the eventual abandonment of all offshore wells, platforms and facilities on the Etame Marin block. Based upon the abandonment study completed in November 2018, the abandonment cost estimate used for this purpose is approximately $61.8 million ($19.2 million, net to VAALCO) on an undiscounted basis. The obligation for abandonment of the

Gabon offshore facilities is included in the “Asset retirement obligations” line item on our consolidated balance sheet. Through December 31, 2018, $37.4 million ($11.6 million, net to VAALCO) on an undiscounted basis has been funded. This cash funding is reflected under “Other noncurrent assets” in the “Abandonment funding” line item of our consolidated balance sheet. The next funding is expected to be $2.5 million ($0.8 million, net to VAALCO) and paid in December 2019; however, future changes to the anticipated abandonment cost estimate could change our asset retirement obligation and the amount of future abandonment funding payments.

In connection with the PSC Extension, the Consortium is committed to drill two wells and two appraisal well bores by September 16, 2020.  The estimated cost for these wells is approximately $61.2 million ($20.5 million, net to VAALCO).  In addition to the drilling commitment, the Consortium is required to pay $5.0 million ($1.7 million, net to VAALCO) in cash to the government of Gabon following the end of these drilling activities. We have accrued for our $1.7 million share of this obligation as of December 31, 2018.  See “Item 1. Business – Segment and Geographic Information – Gabon Segment” from above for further discussion.

Under the terms of lifting of the suspension, a new joint owner is expected to assume GEPetrol’s working interest obligations and be presented to the EG MMH by March 28, 2019.  Once the joint owner is approved, we are required to drill one exploration well within one year.  While there is no monetary penalty for failing to meet the terms of the lifting of the suspension, we would lose our interest in the license, and the associated capitalized unproved leasehold costs of $10.0 million as of December 31, 2018 would become impaired.

Under the PSA, we and the other participating interest owner, Sonangol P&P, were obligated to perform exploration activities that included specified seismic activities and drilling a specified number of wells during each of the exploration phases under the PSA. The specified seismic activities were completed, and one well, the Kindele #1 well, was drilled in 2015. The PSA provides a stipulated payment of $10.0 million for each of the three exploration wells for which a drilling obligation remains under the terms of the PSA, of which our participating interest share would be $5.0 million per well. We have reflected an accrual of $15.0 million for a potential payment as of December 31, 2018 and 2017, which represents what we believe to be the maximum potential amount attributable to our interest under the PSA.  We are currently engaged in discussions with recently appointed representatives from Sonangol E.P. regarding this potential payment and other possible solutions and believe that the ultimate amount paid will be less than the accrued amount.

Regulatory and Joint Interest Audits

We are subject to periodic routine audits by various government agencies in Gabon, including audits of our petroleum Cost Account, customs, taxes and other operational matters, as well as audits by other members of the contractor group under our joint operating agreements.

As of December 31, 2018, we had accrued $1.3 million, net to VAALCO, in “Accrued liabilities and other” on our consolidated balance sheet for these various audits by governmental agencies in Gabon.  See Note 12 to the Financial Statements for further discussion.

Commodity Price Hedging

The price we receive for our oil significantly influences our revenue, profitability, liquidity, access to capital and prospects for future growth.  Oil commodities and, therefore their prices can be subject to wide fluctuations in response to relatively minor changes in supply and demand. We believe these prices will likely continue to be volatile in the future.

Due to the inherent volatility in oil prices, we use commodity derivative instruments such as swaps to hedge price risk associated with a significant portion of our anticipated oil production. These instruments allow us to reduce, but not eliminate, the potential effects of variability in cash flow from operations due to fluctuations in commodity prices. The instruments provide only partial protection against declines in oil prices and may limit our potential gains from future increases in prices. None of these instruments are used for trading purposes. We do not speculate on commodity prices but rather attempt to hedge physical production by individual hydrocarbon product in order to protect returns. The counterparty to our derivative transactions is a major oil company’s trading subsidiary, and our derivative positions are generally reviewed on a monthly basis. We have not designated any of our derivative contracts as fair value or cash flow hedges. The changes in fair value of the contracts are included in net income (loss). We record such derivative instruments as assets or liabilities in the consolidated balance sheet. We do not anticipate any substantial changes in our hedging policy.

For the period from January to June 2019, we have commodity swap contracts for approximately 172,000 barrels of oil.  As of December 31, 2018, the estimated mark-to-market value of our commodity price swaps in 2019 was an asset of $3.5 million, which is recorded on the “Prepayments and other” line item on our consolidated balance sheet.

Capital Resources

Credit Facility

On June 29, 2016, we executed a Supplemental Agreement with the IFC which, among other things, amended and restated our existing loan agreement to convert $20.0 million of the revolving portion of the credit facility, to an Amended Term Loan Agreement with $15.0 million outstanding at that date.  Historically, our primary sources of capital have been cash flows from operating activities, borrowings under the Amended Term Loan Agreement with the IFC and cash balances on hand.  On May 22, 2018, we terminated the Amended Term Loan Agreement by prepaying the outstanding principal and accrued interest.  The Company did not incur any termination or prepayment penalties as a result of the termination of the Amended Term Loan Agreement.

Cash on Hand

At December 31, 2018, we had unrestricted cash of $33.4 million. The unrestricted cash balance included $0.3 million of cash attributable to non-operating joint venture owner advances.    As operator of the Etame Marin and Mutamba Iroru blocks in Gabon, we enter into project related activities on behalf of our working interest joint owners. We generally obtain advances from joint owners prior to significant funding commitments. Our cash on hand will be utilized, along with cash generated from operations, to fund our operations for the foreseeable future.

We currently sell our crude oil production from Gabon under a term contract that began in February 2019 and ends in January 2020. Pricing under the contract is based upon an average of Dated Brent in the month of lifting, adjusted for location and market factors.

Liquidity

As discussed above, our revenues, cash flow, profitability, oil and gas reserve values and future rates of growth are substantially dependent upon prevailing prices for oil. Our ability to borrow funds and to obtain additional capital on attractive terms is also substantially dependent on oil prices.  After a period of low commodity prices, oil and natural gas prices have stabilized at levels which are currently adequate to generate cash from operating activities for our continuing operations. In addition to the impact of oil and natural gas prices on our access to capital markets, the availability of capital resources on attractive terms may be limited due to the geographic location of our primary producing assets. As discussed above, we are committed to drill two wells and two appraisal well bores in the Etame block by September 16, 2020 and one exploration well in Block P by September 2020.  We expect any capital expenditures made during 2019 will be funded by cash on hand, cash flow from operations and cash raised from debt and/or equity issuances.  We believe that at current prices, cash generated from continuing operations, together with cash on hand at December 31, 2018, are adequate to support our operations and cash requirements during 2019 and through March 31, 2020.

At December 31, 2018, we had 5.4 MMBbls of estimated net proved reserves, all of which are related to the Etame Marin block offshore Gabon.  The current term for exploitation of the reserves in the Etame Marin block ends in September 2028 with rights for two five-year extension periods.  Except to the extent that we conduct successful exploration or development activities or acquire properties containing proved reserves, our estimated net proved reserves will generally decline as reserves are produced. While both short-term and long-term liquidity are impacted by crude oil prices, our long-term liquidity also depends upon our ability to find, develop or acquire additional oil and natural gas reserves that are economically recoverable.

OFF BALANCE SHEET ARRANGEMENTS

In connection with the charter of the FPSO (see “FPSO charter” in Note 12 to the Financial Statements), we, as operator of the Etame Marin block, guaranteed all of the lease payments under the charter through its contract term, which expires in September 2020. At our election, the charter may be extended for two one-year periods beyond September 2020. We obtained guarantees from each of our joint owners for their respective shares of the payments. Our net share of the charter payment is 31.1%, or approximately $9.7 million per year. Although we believe the need for performance under the charter guarantee is remote, we recorded a liability of $0.3 million and $0.5 million as of December 31, 2018 and 2017, respectively, representing the guarantee’s fair value. The guarantee of the offshore Gabon FPSO lease has $53.9 million in remaining gross minimum obligations for the total amount of charter payments at December 31, 2018. There have been no other material off-balance sheet arrangements entered into since December 31, 2018.

RESULTS OF OPERATIONS

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

We reported net income for the year ended December 31, 2018 of $98.2 million, compared to a net income of $9.7 million for the same period of 2017. These amounts of income were inclusive of our loss from discontinued operations for the year ended December 31, 2018 of $0.5 million, and loss from discontinued operations for the year ended December 31, 2017 of $0.6 million. Further discussion of results by significant line item follows.

Oil and natural gas revenues increased $27.9 million, or approximately 36.2%, during the year ended December 31, 2018 compared to the same period of 2017. Based on the average realized oil prices in the table below, a substantial portion of the increase in revenue is related to realized oil prices, which are due to increases in the Dated Brent market price.

The revenue changes between the years ended December 31, 2018 and 2017 identified as related to changes in price or volume are shown in the table below:

(in thousands)
Price	$25,578
Volume	999
Other	1,341
$27,918

The table below shows net production, sales volumes and realized prices for both years.

	Year Ended December 31,
	2018	2017
Gabon net oil production (MBbls)	1,369	1,518
International net oil sales (MBbls)	1,442	1,423

Average realized oil price ($/Bbl)	$70.32	$52.58
Average Dated Brent spot* ($/Bbl)	71.34	54.10
*Average of daily Dated Brent spot prices posted on the U.S. Energy Information Administration website.

Crude oil sales are a function of the number and size of crude oil liftings in each quarter from the FPSO, and thus crude oil sales do not always coincide with volumes produced in any given quarter. We made fifteen liftings for the year ended December 31, 2018 and twelve liftings for the year ended December 31, 2017.  Volumes in 2017 were adversely impacted because the last lifting of 2017 was not completed until January 1, 2018.  Net revenues of $6.5 million associated with these net volumes were reported as revenue in 2018.  Our share of oil inventory aboard the FPSO, excluding royalty barrels, was approximately 34,811 and 122,076 barrels at December 31, 2018 and 2017, respectively.

Production expenses were substantially unchanged increasing $0.7 million, or approximately 1.8%, in the year ended December 31, 2018 compared to the same period of 2017 workover costs increased $0.7 million and we saw increases in fuel and personnel costs.  These increases were offset by lower FPSO charter fees and customs costs.

Depreciation, depletion and amortization decreased $0.9 million, or approximately 13.3%, in the year ended December 31, 2018 compared to the same period of 2017  due to the favorable impact of depleting our costs over a higher reserve base as a result of improvements in estimated reserves identified at December 31, 2018.

Gain on revision of asset retirement obligations for the year ended December 31, 2018 resulted from the downward revisions of $6.5 million to the liability for asset retirement obligations which exceeded the net book value of the related assets by $3.3 million.  See Note 11 to the Financial Statements for further discussion.

General and administrative expenses increased $1.0 million, or approximately 9.8% in the year ended December 31, 2018 compared to the same period of 2017. Stock-based compensation expense increased by $1.3 million during the year ended December 31, 2018 as compared to comparable 2017 period.  This increase was primarily related to fair value adjustments associated with stock appreciation rights.  Other increases in personnel costs were offset by lower professional services and other taxes in 2018 compared to the 2017 period.

Bad debt expense and other decreased for the year ended December 31, 2018 compared to the same period of 2017 primarily as a result of bad debt recovery related to VAT as a result of payments received during the period.

Interest expense, net for the year ended December 31, 2017 relates to our Amended Term Loan Agreement with the IFC as discussed in Note 13 to the consolidated financial statements and to interest on taxes other than income taxes.  On May 22, 2018, we terminated the Amended Term Loan Agreement by prepaying the outstanding principle and accrued interest. The year ended December 31, 2018 includes interest expense related to the IFC loan prior to the May 2018 prepayment offset by interest income on the investment of excess cash.

Other, net for the year ended December 31, 2018 consists primarily of $4.3 million in gains on derivative instruments (see Note 10 to the Financial Statements) and other income offset by foreign currency losses.  In 2017 Other, net consists primarily of $2.6 million related to the reversal of accruals for liabilities we are no longer obligated to pay as well as $0.5 million in foreign currency gains offset by $1.0 million losses on derivative instruments.

Income tax expense (benefit) for the year ended December 31, 2018 includes a $56.9 million deferred tax benefit primarily related to the recognition of deferred tax assets and the reversal of valuation allowances on deferred tax assets as discussed in Note 8 to the Financial Statements.  In addition to the deferred tax benefit, we had a current tax provision of $13.7 million during the year ended December 31, 2018.  As a result of the 2017 tax legislation enacted in the U.S., we expect to realize the benefit from our AMT credit carryforwards.  The valuation allowance recorded related to AMT credits in previous periods was reversed in 2017 with the exception for a reserve for the possible sequestration of the credits.  The $1.3 million reversal was recorded as a deferred income tax benefit during the fourth quarter of 2017.    In addition to the deferred tax benefit, we had a current tax provision of $11.6 million during the year ended December 31, 2017.  The current tax provision in both periods is primarily attributable to our operations in Gabon and is higher in 2018 than income tax for the comparable 2017 period as a result of higher revenues.

Loss from discontinued operations for the years ended December 31, 2018 and 2017 are attributable to our Angola segment as discussed further in Note 4 to the Financial Statements. The losses from discontinued operations for the 2018 and 2017 are related to ongoing administrative costs.

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

Oil and natural gas revenues increased $17.2 million, or approximately 28.8%, during the year ended December 31, 2017 compared to the same period of 2016. A substantial portion of the increase in revenue is related to higher realized oil prices as well as higher revenue attributable to the Sojitz acquisition.  This was offset in part by an overall decrease in sales volumes.  Volumes in 2017 were adversely impacted because the last lifting in 2017 was not completed until January 1, 2018.  Net revenues of $6.5 million associated with net volumes delivered to the buyer on January 1, 2018 of 95,525 barrels are reported as revenue in 2018.

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

Depreciation, depletion and amortization decreased $0.5 million, or approximately 6.8%, in the year ended December 31, 2017 compared to the same period of 2016 due to the favorable impact of depleting our costs over a higher reserve base as a result of improvements in estimated reserves identified at December 31, 2016 and at December 31, 2017 as well as lower lifting volumes.

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

Bad debt expense and other for the years ended December 31, 2017 and 2016 related to Value Added Tax (“VAT”) which the government of Gabon is required to reimburse but has not yet paid.

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

Other, net for the year ended December 31, 2017 consists primarily of $2.6 million related to the reversal of accruals for liabilities we are no longer obligated to pay as well as $0.5 million in foreign currency gains.  These gains were offset by $1.0 million of losses on derivative instruments (see Note 10 to the Financial Statements).  In 2016, Other, net included $1.7 million in derivative instrument losses.  Foreign currency losses were minimal in 2016.

Interest expense for the years ended December 31, 2017 and 2016 relates to borrowings under our Amended Term Loan Agreement as discussed in Note 13 to the Financial Statements.

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

Loss from discontinued operations for the year ended December 31, 2017 is attributable to our Angola segment as discussed further in Note 4 to the Financial Statements. The loss from discontinued operations for the 2017 period is related to ongoing administrative costs.  For the year ended December 31, 2016 we reported loss from discontinued operations primarily as a result of $3.1 million of income tax on financial gains and $15.0 million accrual for the potential payment of drilling obligations offset by $7.6 million of bad debt recovery and $3.2 million of collected default interest.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of the Financial Statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the Financial Statements and the reported amounts of revenues and expenses during the respective reporting periods. Accounting estimates are considered to be critical if (1) the nature of the estimates and assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and (2) the impact of the estimates and assumptions on financial condition or operating performance is material. Actual results could differ from the estimates and assumptions used. Further, in some cases, GAAP allows more than one alternative accounting method for reporting. In those cases, our reported results of operations would be different should we employ an alternative accounting method. See Note 2 to the Financial Statements for our accounting policy elections.

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

Judgment is required in determining whether deferred tax assets will be realized in full or in part. Management assesses the available positive and negative evidence to estimate if existing deferred tax assets will be utilized, and when it is estimated to be more-likely-than-not that all or some portion of specific deferred tax assets, such as net operating loss carry forwards or foreign tax credit carryovers, will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are estimated to not be realizable. Factors considered are earnings generated in previous periods, forecasted earnings and the expiration period of carryovers. As of December 31, 2018, the Company had deferred tax assets of $131.0 million primarily attributable to Gabon and U.S. federal taxes related to basis differences in fixed assets, foreign tax credit carryforwards, and net operating loss carryforwards as well as foreign net operating losses for foreign jurisdictions for which a valuation allowance of $90.9 million had been recorded.

In certain jurisdictions, we may deem the likelihood of realizing deferred tax assets as remote where we expect that, due to the structure of operations and applicable law, the operations in such jurisdictions will not give rise to future tax consequences. For such jurisdictions, we have not recognized deferred tax assets.  Should our expectations change regarding the expected future tax consequences, we may be required to record additional deferred taxes that could have a material effect on our consolidated financial position and results of operations.  As of December 31, 2018, we had not recognized deferred tax assets related to our Mutamba branch in Gabon and our United Kingdom subsidiary.

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

Impairment of Unproved Property

We evaluate our undeveloped oil and natural gas leases for impairment on at least a quarterly basis by considering numerous factors that could include nearby drilling results, seismic interpretations, market values of similar assets, existing contracts and future plans for exploration or development. When undeveloped oil and natural gas leases are deemed to be impaired, exploration expense is charged. Unproved property costs consist of acquisition costs related to undeveloped acreage in Etame Marin and Equatorial Guinea.

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

See Note 3 to the Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk, including the effects of adverse changes in foreign exchange rates and commodity prices as described below.

Foreign Exchange Rate Risk

Our results of operations and financial condition are affected by currency exchange rates. While oil sales are denominated in U.S. dollars, portions of our costs in Gabon are denominated in the local currency (the Central African CFA Franc, or XAF), and our VAT receivable as well as certain liabilities in Gabon are also denominated in XAF. A weakening U.S. dollar will have the effect of increasing costs while a strengthening U.S. dollar will have the effect of reducing costs. For our VAT receivable in Gabon, a strengthening U.S. dollar will have the effect of decreasing the value of this receivable resulting in foreign exchange losses, and vice versa. The Gabon local currency is tied to the Euro. The exchange rate between the Euro and the U.S. dollar has historically fluctuated in response to international political conditions, general economic conditions and other factors beyond our control.  As of December 31, 2018, we had net monetary assets of $1.4 million (XAF 784.5 million) denominated in XAF.  A 10% weakening of the CFA relative to the U.S. dollar would have a $0.1 million reduction in the value of these net assets.  For 2018, we had expenditures of approximately $11.7 million denominated in XAF.

Commodity Price Risk

Our major market risk exposure continues to be the prices received for our oil and natural gas production. Sales prices are primarily driven by the prevailing market prices applicable to our production. Market prices for oil and natural gas have been volatile and unpredictable in recent years, and this volatility may continue. Sustained low oil and natural gas prices or a resumption of the decreases in oil and natural gas prices could have a material adverse effect on our financial condition, the carrying value of our proved reserves, our undeveloped leasehold interests and our ability to borrow funds and to obtain additional capital on attractive terms. If oil sales were to remain constant at the most recent annual sales volumes of 1,442 MBbls, a $5 per Bbl decrease in oil price would be expected to cause a $7.2 million decrease per year in revenues and operating income (loss) and a $6.1 million decrease per year in net income (loss).

During the year ended December 31, 2018, we had oil swaps outstanding and during the years ended December 31, 2017 and 2016, we had oil puts outstanding.  These instruments were intended to be an economic hedge against declines in crude oil prices; however, they were not designated as hedges for accounting purposes.  See “Commodity Price Hedging” above.

Item 8. Consolidated Financial Statements and Supplementary Data

The information required here begins on page F-1 as described in “Item 15. Exhibits and Financial Statement Schedules—Index to Consolidated Financial Information”.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures.  Management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. As described below, one material weakness was identified in our internal control over financial reporting. As a result of the material weakness, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective at December 31, 2018. Notwithstanding the identified material weakness, management believes the Financial Statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

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

At December 31, 2018, management determined that the effectiveness and timeliness of the performance of the control related to the review and analysis of the impact on income taxes of significant, unusual and infrequent transactions was not operating effectively.

Based on our evaluation of the material weakness described above, our principal executive officer and principal financial officer have concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2018 as a result of the material weakness.

BDO USA, LLP, our independent registered public accounting firm, has issued their report on our internal control over financial reporting as of December 31, 2018, which is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in internal control over financial reporting

Except for the change in internal control related to the material weakness identified above, there have been no changes in our internal control over financial reporting during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Management’s plan for remediation of THE material weakness

In response to the identified material weakness at December 31, 2018, our management, with oversight from our Audit Committee, is taking action to remediate the material weakness described above by hiring an additional permanent employee with tax expertise as well as expertise in accounting for income taxes.

Management is committed to improving our internal control processes and believes that the additional resources described above should assist in remediating the material weakness identified and strengthen internal control over financial reporting. As we continue to evaluate and improve internal control over financial reporting, additional measures to remediate the material weakness or modification to the remediation procedures described above may be necessary. We expect to complete the required remedial actions during 2019. While senior management and our Audit Committee are closely monitoring the implementation of the remediation plan, we cannot provide any assurance that the remediation efforts will be successful or that internal control over financial reporting will be effective as a result of these efforts. Until the remediation steps set forth above are fully implemented and operating for a sufficient period of time, the material weakness that exists at December 31, 2018 will continue to exist.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

VAALCO Energy, Inc.

Houston, Texas

Opinion on Internal Control over Financial Reporting

We have audited VAALCO Energy, Inc. and subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2018 based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated March 8, 2019 expressed an unqualified opinion thereon.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to design and maintain controls over certain aspects of the accounting for income taxes has been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and this report does not affect our report dated March 8, 2019 on those consolidated financial statements.

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

/s/BDO USA, LLP

Houston, Texas

March 8, 2019

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be included in the proxy statement for our 2019 annual meeting, which will be filed with the SEC within 120 days of December 31, 2018, and which is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this item will be included in the proxy statement for our 2019 annual meeting, which will be filed with the SEC within 120 days of December 31, 2018, and which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item under Item 403 of Regulation S-K concerning the security ownership of certain beneficial owners and management will be included in the proxy statement for our 2019 annual meeting, which will be filed with the SEC within 120 days of December 31, 2018, and which is incorporated herein by reference. Please see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for information on securities that may be issued under our stock incentive plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be included in the proxy statement for our 2019 annual meeting, which will be filed with the SEC within 120 days of December 31, 2018, and which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by this item will be included in the proxy statement for our 2019 annual meeting, which will be filed with the SEC within 120 days of December 31, 2018, and which is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1. The following is an index to the financial statements that are filed as part of this Form 10-K.

(a) 2. Other schedules are omitted because they are not required, not applicable or the required information is included in the Financial Statements or notes thereto.

(a) 3. Exhibits:

3.1

Restated Certificate of Incorporation as amended through May 7, 2014 (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on November 10, 2014, and incorporated herein by reference).

3.2	Second Amended and Restated Bylaws, dated September 26, 2015 (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 28, 2015, and incorporated herein by reference).
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

10.1

Exploration and Production Sharing Contract, dated July 7, 1995, between the Republic of Gabon and VAALCO Gabon (Etame), Inc. (filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed on March 7, 2018, and incorporated herein by reference).

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

10.6

Addendum No. 5 to Exploration and Production Sharing Contract, dated April 25, 2016, between the Republic of Gabon and VAALCO Gabon (Etame), Inc. (filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed on March 7, 2018, and incorporated herein by reference).

10.7

Addendum No. 6 to Exploration and Production Sharing Contract, dated September 17, 2018, between the Republic of Gabon, VAALCO Gabon S.A., Addax Petroleum Oil & Gas Gabon, Sasol Gabon S.A. and Petroenergy Resources Corporation (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2018, and incorporated herein by reference).

10.8

Deed of Novation of Trustee and Paying Agent Agreement, dated June 22, 2017, between VAALCO Gabon (Etame), Inc., VAALCO Gabon S.A. and The Bank of New York Mellon, London Branch as the Trustee and Paying Agent and the Account Bank (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed on March 7, 2018, and incorporated herein by reference).

10.9

Production Sharing Agreement, dated November 1, 2006, between Sociedade Nacional de Combustíveis de Angola  - Empresa Pública (Sonangol, E.P.), VAALCO Angola (Kwanza), Inc., Sonangol Pesquisa e Produção, SA and InterOil Exploration & Production ASA (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed on March 16, 2015, and incorporated herein by reference).

10.10*	VAALCO Energy, Inc. 2012 Long Term Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on May 30, 2012, and incorporated herein by reference).
10.11*	VAALCO Energy, Inc. 2014 Long Term Incentive Plan (filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 17, 2014, and incorporated herein by reference).
10.12*

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

10.14*

Form of Stock Award Agreement (for Directors) under the VAALCO Energy, Inc. 2014 Long Term Incentive Plan (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on March 16, 2015, and incorporated herein by reference).

10.15*

Amended and Restated Executive Employment Agreement between VAALCO Energy, Inc. and Cary Bounds, effective as of December 29, 2016 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 3, 2017, and incorporated herein by reference).

10.16*

Amended and Restated Executive Employment Agreement between VAALCO Energy, Inc. and Philip F. Patman, Jr., effective as of April 17, 2017 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 18, 2017, and incorporated herein by reference).

10.17

Settlement Agreement, dated as of December 22, 2015, among VAALCO Energy, Inc., Group 42, Inc. Paul A. Bell, Michael Keane, BLR Partners LP, BLRPart, LP, BLRGP Inc., Fondren Management, LP, FMLP Inc., The Radoff Family Foundation and Bradley L. Radoff (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2015, and incorporated herein by reference).

10.18

Stockholder Agreement, dated as of December 22, 2015, by and among VAALCO Energy, Inc., Kornitzer Capital Management, Inc. and John C. Kornitzer (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2015, and incorporated herein by reference).

10.19*	VAALCO Energy, Inc. 2016 Stock Appreciation Rights Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 15, 2016, and incorporated herein by reference).
10.20*

Form of Stock Appreciation Rights Agreement under the VAALCO Energy, Inc. 2016 Stock Appreciate Rights Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 15, 2016, and incorporated herein by reference).

21.1(a)	List of subsidiaries of the Company
23.1(a)	Consent of BDO USA, LLP
23.2(a)	Consent of Netherland, Sewell & Associates, Inc. — Independent Petroleum Engineers
31.1(a)	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.
31.2(a)	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.
32.1(b)	Sarbanes-Oxley Section 906 certification of Principal Executive Officer.
32.2(b)	Sarbanes-Oxley Section 906 certification of Principal Financial Officer.
99.1(a)	Report of Netherland, Sewell & Associates, Inc. (International Properties)
101.INS(a)	XBRL Instance Document.
101.SCH(a)	XBRL Taxonomy Schema Document.
101.CAL(a)	XBRL Calculation Linkbase Document.
101.DEF(a)	XBRL Definition Linkbase Document.
101.LAB(a)	XBRL Label Linkbase Document.
101.PRE(a)	XBRL Presentation Linkbase Document.

___________________________________

(a)  Filed herewith

(b)  Furnished herewith

*     Management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VAALCO ENERGY, INC.
(Registrant)

By	/s/ CARY BOUNDS
Cary Bounds
Chief Executive Officer

Dated March 8, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 8th day of March 2019, by the following persons on behalf of the registrant and in the capacities indicated.

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

Shareholders and Board of Directors

VAALCO Energy, Inc.

Houston, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of VAALCO Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the three years ended in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of VAALCO Energy, Inc. and subsidiaries as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 8, 2019 expressed an adverse opinion thereon.

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

/s/BDO USA, LLP

We have served as the Company's auditor since 2016.

Houston, TX

March 8, 2019

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
ASSETS	(in thousands)
Current assets:
Cash and cash equivalents	$33,360	$19,669
Restricted cash	804	842
Receivables:
Trade	11,907	3,556
Accounts with joint venture owners, net of allowance of $0.5 million for both years presented	949	3,395
Other	1,398	100
Crude oil inventory	785	3,263
Prepayments and other	6,301	2,791
Current assets - discontinued operations	3,290	2,836
Total current assets	58,794	36,452
Oil and natural gas properties and equipment - successful efforts method:
Wells, platforms and other production facilities	409,487	389,935
Work-in-progress	519	—
Undeveloped acreage	23,771	10,000
Equipment and other	9,552	9,432
	443,329	409,367
Accumulated depreciation, depletion, amortization and impairment	(390,605)	(386,146)
Net oil and natural gas properties, equipment and other	52,724	23,221
Other noncurrent assets:
Restricted cash	920	967
Value added tax and other receivables, net of allowance of $2.0 million and $6.5 million, respectively	2,226	6,925
Deferred tax assets	40,077	1,260
Abandonment funding	11,571	10,808
Total assets	$166,312	$79,633

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,083	$11,584
Accounts with joint venture owners	304	—
Accrued liabilities and other	14,138	12,991
Foreign taxes payable	3,274	—
Current portion of long term debt	—	6,666
Current liabilities - discontinued operations	15,245	15,347
Total current liabilities	41,044	46,588
Asset retirement obligations	14,816	20,163
Other long term liabilities	625	284
Long term debt, excluding current portion, net	—	2,309
Total liabilities	56,485	69,344
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, none issued, 500,000 shares authorized, $25 par value	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized, 67,167,994 and 66,443,971 shares issued, 59,595,742 and 58,862,876 shares outstanding, respectively	6,717	6,644
Additional paid-in capital	72,358	71,251
Less treasury stock, 7,572,251 and 7,581,095 shares, respectively, at cost	(37,827)	(37,953)
Retained earnings (deficit)	68,579	(29,653)
Total shareholders' equity	109,827	10,289
Total liabilities and shareholders' equity	$166,312	$79,633

See notes to consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Oil and natural gas sales	$104,943	$77,025	$59,784
Operating costs and expenses:
Production expense	40,415	39,697	37,586
Exploration expense	14	7	5
Depreciation, depletion and amortization	5,596	6,457	6,926
Gain on revision of asset retirement obligations	(3,325)	—	—
General and administrative expense	11,398	10,377	9,561
Impairment of proved properties	—	—	88
Other operating expense	—	—	8,853
General and administrative related to shareholder matters	—	—	(332)
Bad debt (recovery) expense and other	(77)	452	1,222
Total operating costs and expenses	54,021	56,990	63,909
Other operating income (expense), net	365	(84)	(266)
Operating income (loss)	51,287	19,951	(4,391)
Other income (expense):
Interest expense, net	(145)	(1,414)	(2,613)
Other, net	4,332	2,113	(2,015)
Total other income (expense)	4,187	699	(4,628)
Income (loss) from continuing operations before income taxes	55,474	20,650	(9,019)
Income tax expense (benefit)	(43,254)	10,378	9,248
Income (loss) from continuing operations	98,728	10,272	(18,267)
Loss from discontinued operations	(496)	(621)	(8,283)
Net income (loss)	$98,232	$9,651	$(26,550)

Basic net income (loss) per share:
Income (loss) from continuing operations	$1.65	$0.17	$(0.31)
Loss from discontinued operations	(0.01)	(0.01)	(0.14)
Net income (loss) per share	$1.64	$0.16	$(0.45)
Basic weighted average shares outstanding	59,248	58,717	58,384
Diluted net income (loss) per share:
Income (loss) from continuing operations	$1.63	$0.17	$(0.31)
Loss from discontinued operations	(0.01)	(0.01)	(0.14)
Net income (loss) per share	$1.62	$0.16	$(0.45)
Diluted weighted average shares outstanding	59,997	58,720	58,384

See notes to consolidated financial statements

VAALCO ENERGY, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Common Shares Issued	Treasury Shares	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Deficit)	Total
Balance at January 1, 2016	65,621	(7,514)	$6,562	$70,150	$(37,882)	$(12,754)	$26,076
Shares issued - stock-based compensation	489	—	49	(49)	—	—	—
Stock-based compensation expense	—	—	—	167	—	—	167
Treasury stock acquired	—	(41)	—	—	(51)	—	(51)
Net loss	—	—	—	—	—	(26,550)	(26,550)
Balance at December 31, 2016	66,110	(7,555)	6,611	70,268	(37,933)	(39,304)	(358)
Shares issued - stock-based compensation	334	—	33	6	—	—	39
Stock-based compensation expense	—	—	—	977	—	—	977
Treasury stock acquired	—	(26)	—	—	(20)	—	(20)
Net income	—	—	—	—	—	9,651	9,651
Balance at December 31, 2017	66,444	(7,581)	6,644	71,251	(37,953)	(29,653)	10,289
Shares issued - stock-based compensation	724	35	73	287	177	—	537
Stock-based compensation expense	—	—	—	820	—	—	820
Treasury stock acquired	—	(26)	—	—	(51)	—	(51)
Net income	—	—	—	—	—	98,232	98,232
Balance at December 31, 2018	67,168	(7,572)	$6,717	$72,358	$(37,827)	$68,579	$109,827

See notes to consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$98,232	$9,651	$(26,550)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from discontinued operations	496	621	8,283
Depreciation, depletion and amortization	5,596	6,457	6,926
Gain on revision of asset retirement obligations	(3,325)	—	—
Other amortization	417	369	1,424
Deferred taxes	(56,907)	(1,260)	—
Unrealized foreign exchange (gain) loss	834	(576)	(32)
Stock-based compensation	2,306	1,098	192
Commodity derivatives (gain) loss	(3,520)	1,032	1,711
Cash settlements (paid)/received on matured derivative contracts, net	(744)	195	—
Bad debt (recovery) expense	(77)	452	1,222
Other operating (income) loss, net	(570)	84	266
Operational expenses associated with equipment and other	1,604	1,189	—
Impairment of proved properties	—	—	88
Change in operating assets and liabilities:
Trade receivables	(8,351)	3,195	(1,050)
Accounts with joint venture owners	2,747	(108)	16,284
Other receivables	(1,330)	(43)	(18)
Crude oil inventory	2,478	(2,350)	(192)
Prepayments and other	420	1,646	517
Value added tax and other receivables	(777)	(3,025)	(1,937)
Accounts payable	(3,409)	(7,297)	(15,459)
Foreign taxes payable	2,751	—	—
Accrued liabilities and other	(643)	2,050	(4,586)
Other long-term assets	—	—	546
Net cash provided by (used in) continuing operating activities	38,228	13,380	(12,365)
Net cash provided by (used in) discontinued operating activities	(1,052)	(4,423)	12,286
Net cash provided by (used in) operating activities	37,176	8,957	(79)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	—	64	(5,692)
Property and equipment expenditures	(14,127)	(1,813)	(8,705)
Proceeds from the sale of oil and gas properties	—	250	830
Premiums paid for put options	—	—	(2,939)
Net cash used in continuing investing activities	(14,127)	(1,499)	(16,506)
Net cash used in discontinued investing activities	—	—	—
Net cash used in investing activities	(14,127)	(1,499)	(16,506)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuances of common stock	544	39	—
Treasury shares	(58)	(20)	(51)
Debt issuance costs	—	—	(93)
Debt repayment	(9,166)	(10,001)	—
Borrowings	—	4,167	—
Net cash used in continuing financing activities	(8,680)	(5,815)	(144)
Net cash used in discontinued financing activities	—	—	—
Net cash used in financing activities	(8,680)	(5,815)	(144)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	14,369	1,643	(16,729)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	32,286	30,643	47,372
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	$46,655	$32,286	$30,643

See notes to consolidated financial statements.

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Supplemental disclosure of cash flow information:
Interest paid	$257	$997	$1,326
Income taxes paid in cash	$2,720	$15,153	$9,210
Income taxes paid in-kind with oil	$9,385	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment additions incurred but not paid at year end	$2,138	$455	$2,282
Oil and natural gas property additions paid with non-cash assets	$4,197	$—	$—
Gross-up of oil and natural gas properties by establishment of deferred tax liability	$18,613	$—	$—
Asset retirement obligations	$(6,527)	$600	$1,543
Restricted stock vestings issued out of treasury	$(177)	$—	$—

See notes to consolidated financial statements.

VAALCO ENERGY, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

VAALCO Energy, Inc. (together with its consolidated subsidiaries “we”, “us”, “our”, “VAALCO” or the “Company”) is a Houston, Texas-based independent energy company engaged in the acquisition, exploration, development and production of crude oil. As operator, we have production operations and conduct exploration activities in Gabon, West Africa. We have opportunities to participate in development and exploration activities in Equatorial Guinea, West Africa. As discussed further in Note 4 below, we have discontinued operations associated with our activities in Angola, West Africa.

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

Correction of error – Deferred tax liability related to oil and gas properties – Subsequent to the issuance of our condensed consolidated financial statements for the three months ended September 30, 2018, we identified an error related to a gross up in oil and natural gas properties for the establishment of a deferred tax liability of $18.6 million as a result of differences between the book basis attributable to leasehold costs incurred in connection with the extension of the Etame Marin block production sharing contract with Gabon entered into on September 25, 2018 and the tax basis in these costs.  To correct this error, we recorded an adjustment as of September 30, 2018 which resulted in an increase in capitalized oil and gas property costs of $18.6 million and a decrease in net deferred tax assets of $18.6 million.  This correction only impacted long-term assets and had no impact on total assets or working capital in our consolidated balance sheet.  This correction also had no impact on the unaudited condensed consolidated statements of operations or cash flows for the periods ended September 30, 2018.  See Note 16 for the restated condensed consolidated balance sheet.

Reclassifications – Certain reclassifications have been made to prior period amounts to conform to the current period presentation related to the adoption of Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”).  These reclassifications did not affect our consolidated financial results.  See Note 3 – New Accounting Standards for further information associated with ASU 2016-18.

Use of estimates – The preparation of the Financial Statements in conformity with generally accepted accounting principles in the United States (“U.S.”) (“GAAP”) requires estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the Financial Statements and the reported amounts of revenues and expenses during the respective reporting periods. Our Financial Statements include amounts that are based on management’s best estimates and judgments. Actual results could differ from those estimates.

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

Restricted cash and abandonment funding – Restricted cash includes cash that is contractually restricted. Restricted cash is classified as a current or non-current asset based on its designated purpose and time duration. Current amounts in restricted cash at December 31, 2018 and 2017 each include an escrow amount representing bank guarantees for customs clearance in Gabon. Long-term amounts at December 31, 2018 and 2017 include a charter payment escrow for the floating, production, storage and offloading vessel (“FPSO”) offshore Gabon as discussed in Note 12.  We invest restricted and excess cash in readily redeemable money market funds.

We are required under the Exploration and Production Sharing Contract entitled “Etame Marin No. G4-160,” dated as of July 7, 1995, as amended, (the “Etame PSC”) for the Etame Marin block in Gabon to conduct abandonment studies to update the amounts being funded for the eventual abandonment of the offshore wells, platforms and facilities on the Etame Marin block. The current abandonment study was completed in November 2018.  This cash funding is reflected under “Other noncurrent assets” as “Abandonment funding” on our consolidated balance sheets. Future changes to the anticipated abandonment cost estimate could change our asset retirement obligation and the amount of future abandonment funding payments.  See Note 12 for further discussion.

On February 28, 2019, the Gabonese branch of the international commercial bank holding the abandonment funds in a U.S. dollar denominated account advised that the bank regulator required transfer of the funds to the Central Bank for “CEMAC” (the Central African Economic and Monetary Community), of which Gabon is one of the six member states, for conversion to local currency with a credit back to the Gabonese branch in local currency.  Amendment 5 to the PSC provides that in the event that the Gabonese bank fails for any reasons to reimburse all of the principal and interest due, the Contractor shall no longer be held liable for the obligation to remediate the sites.

Accounts with joint owners – Accounts with joint owners represent the excess of charges billed over cash calls paid by the joint owners for exploration, development and production expenditures made by us as an operator.

Bad debts – Quarterly, we evaluate our accounts receivable balances to confirm collectability. When collectability is in doubt, we record an allowance against the accounts receivable and a corresponding income charge for bad debts which appears in the “Bad debt expense and other” line item of the consolidated statements of operations. The majority of our accounts receivable balances are with our joint venture owners, purchasers of our production and the government of Gabon for reimbursable Value-Added Tax (“VAT”). Collection efforts, including remedies provided for in the contracts, are pursued to collect overdue amounts owed us. Portions of our costs in Gabon (including our VAT receivable) are denominated in the local currency of Gabon, the Central African CFA Franc (“XAF”). As of December 31, 2018, the outstanding VAT receivable balance, excluding the allowance for bad debt, was approximately XAF 6.9 billion (XAF 2.3 billion, net to VAALCO).  The VAT receivable balance was reduced by XAF14.1 billion (XAF 4.7 billion, net to VAALCO or $4.2 million) associated with a signing bonus as part of the Sixth Amendment to the Etame PSC executed on September 17, 2018 (“PSC Extension”).  As of December 31, 2018, the exchange rate was XAF 573.0 = $1.00.

In 2018, 2017 and 2016, we recorded recoveries (allowances) of $0.1 million, $ (0.4) million and $ (0.7) million, respectively, related to VAT which the government of Gabon has not reimbursed. The receivable amount, net of allowances, is reported as a non-current asset in the “Value added tax and other receivables” line item in the consolidated balance sheets. Because both the VAT receivable and the related allowance are denominated in XAF, the exchange rate revaluation of these balances into U.S. dollars at the end of each reporting period also has an impact on profit/loss. Such foreign currency gains/(losses) are reported separately in the “Other, net” line item of the consolidated statements of operations.

The following table provides an analysis of the change in the allowance:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Allowance for bad debt
Balance at beginning of year	$(7,033)	$(5,211)	$(4,221)
Bad debt recovery (charge)	77	(452)	(1,222)
Reclassification to leasehold costs related to signing bonus	4,197	—	—
Reclassification related to Sojitz acquisition	—	(694)	—
Foreign currency gain (loss)	224	(676)	232
Balance at end of period	$(2,535)	$(7,033)	$(5,211)

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

Oil and natural gas properties, equipment and other – We use the successful efforts method of accounting for oil and natural gas producing activities.  Our management believes that this method is preferable, as we have focused on exploration activities wherein there is risk associated with future success and as such earnings are best represented by drilling results.

Capitalization – Costs of successful wells, development dry holes and leases containing productive reserves are capitalized and amortized on a unit-of-production basis over the life of the related reserves. Other exploration costs, including dry exploration well costs, geological and geophysical expenses applicable to undeveloped leaseholds, leasehold expiration costs and delay rentals, are expensed as incurred. The costs of exploratory wells are initially capitalized pending a determination of whether proved reserves have been found. At the completion of drilling activities, the costs of exploratory wells remain capitalized if a determination is made that proved reserves have been found. If no proved reserves have been found, the costs of exploratory wells are charged to expense. In some cases, a determination of proved reserves cannot be made at the completion of drilling, requiring additional testing and evaluation of the wells. Cost incurred for exploratory wells that find reserves that cannot yet be classified as proved are capitalized if (a) the well has found a sufficient quantity of reserves to justify its completion as a producing well and (b) sufficient progress in assessing the reserves and the economic and operating viability of the project has been made. The status of suspended well costs is monitored continuously and reviewed quarterly. Due to the capital-intensive nature and the geographical characteristics of certain projects, it may take an extended period of time to evaluate the future potential of an exploration project and the economics associated with making a determination of its commercial viability.  Geological and geophysical costs are expensed as incurred. Costs of seismic studies that are utilized in development drilling within an area of proved reserves are capitalized as development costs. Amounts of seismic costs capitalized are based on only those blocks of data used in determining development well locations. To the extent that a seismic project covers areas of both developmental and exploratory drilling, those seismic costs are proportionately allocated between development costs and exploration expense.

Depreciation, depletion and amortization – Depletion of wells, platforms, and other production facilities are calculated on a field basis under the unit-of-production method based upon estimates of proved developed reserves. Depletion of developed leasehold acquisition costs are provided on a field basis under the unit-of-production method based upon estimates of proved reserves. Support equipment (other than equipment inventory) and leasehold improvements related to oil and natural gas producing activities, as well as property, plant and equipment unrelated to oil and natural gas producing activities, are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, which are typically five years for office and miscellaneous equipment and five to seven years for leasehold improvements.

Impairment – We review our oil and natural gas producing properties for impairment on a field-by-field basis whenever events or changes in circumstances indicate that the carrying amount of such properties may not be recoverable. If the sum of the expected undiscounted future cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment charge is recorded based on the fair value of the asset. This may occur if a field contains lower than anticipated reserves or if commodity prices fall below a level that significantly effects anticipated future cash flows on the field. The fair value measurement used in the impairment test is generally calculated with a discounted cash flow model using several Level 3 inputs which are based upon estimates, the most significant of which is the estimate of net proved reserves. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond our control. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. The quantities of oil and natural gas that are ultimately recovered, production and operating costs, the amount and timing of future development expenditures and future oil and natural gas sales prices may all differ from those assumed in these estimates.  Capitalized equipment inventory is reviewed regularly for obsolescence. We identified equipment inventory in Gabon that required an adjustment of $0.4 million to the “Other operating income (expense), net” line item of the consolidated statement of operations for the year ended December 31, 2018.  We identified equipment inventory in Gabon that we do not expect to use and charged $(0.3) million to the “Other operating income (expense), net” line item of the consolidated statement of operations in each of the years ended December 31, 2017 and 2016, respectively.  When undeveloped oil and natural gas leases are deemed to be impaired, exploration expense is charged. Unproved property costs consist of acquisition costs related to undeveloped acreage in the Etame Marin block and in Equatorial Guinea.

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

We capitalized no interest costs during the years ended December 31, 2018, 2017 and 2016.

Lease commitments – We are lessees of office buildings, warehouse and storage facilities, equipment and corporate housing under leasing agreements that expire at various times.  All leases are characterized as operating leases and are expensed either as production expenses or general and administrative expenses. See Note 12 for further discussion.

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

A liability for ARO is recognized in the period in which the legal obligations are incurred if a reasonable estimate of fair value can be made. The ARO liability reflects the estimated present value of the amount of dismantlement, removal, site reclamation, and similar activities associated with our oil and natural gas properties. We use current retirement costs to estimate the expected cash outflows for retirement obligations. Inherent in the present value calculation are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit-adjusted discount rates, timing of settlement, and changes in the legal, regulatory, environmental, and political environments. Initial recording of the ARO liability is offset by the corresponding capitalization of asset retirement cost recorded to oil and natural gas properties. To the extent these or other assumptions change after initial recognition of the liability, the fair value estimate is revised and the recognized liability adjusted, with a corresponding adjustment made to the related asset balance or income statement, as appropriate. Depreciation of capitalized asset retirement costs and accretion of asset retirement obligations are recorded over time. Depreciation is generally determined on a units-of-production basis for oil and natural gas production facilities, while accretion escalates over the lives of the assets to reach the expected settlement value. See Note 11 for disclosures regarding our asset retirement obligations.  Where there is a downward revision to the ARO that exceeds the net book value of the related asset, the corresponding adjustment is limited to the amount of the net book value of the asset and the remaining amount is recognized as a gain.  During the year ended December 31, 2018, we recorded a downward revision of $6.5 million to the

ARO liability as a result of a change in the expected timing of the abandonment costs when the period of exploitation under the Etame PSC was extended to at least September 16, 2028 as discussed further in Note 9.

Revenue recognition– Revenues from contracts with customers are generated from sales in Gabon pursuant to crude oil sales and purchase agreements.  There is a single performance obligation (delivering oil to the delivery point, i.e. the connection to the customer’s crude oil tanker) that gives rise to revenue recognition at the point in time when the performance obligation event takes place.  In addition to revenues from customer contracts, the Company has other revenues related to contractual provisions under the Etame Marin block PSC.  The Etame PSC is not a customer contract.  The terms of the Etame PSC includes provisions for payments to the government of Gabon for: royalties based on 13% of production at the published price and a shared portion of “Profit Oil” determined based on daily production rates, as well as a gross carried working interest of 7.5% (increasing to 10% beginning June 20, 2026) for all costs.  For both royalties and Profit Oil, the Etame PSC provides that the government of Gabon may settle these obligations in-kind, i.e. taking crude oil barrels, rather than with cash payments.

Major maintenance activities – Costs for major maintenance are expensed in the period incurred and can include the costs of workovers of existing wells, contractor repair services, materials and supplies, equipment rentals and our labor costs.

Stock based compensation – We measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. Grant date fair value for options is estimated using the Black-Scholes option pricing model. The model employs various assumptions, based on management’s best estimates at the time of grant, which impact the calculation of fair value and ultimately, the amount of expense that is recognized over the life of the stock option award. For restricted stock, grant date fair value is determined using the market value of our common stock on the date of grant. The fair value of stock appreciation rights (“SARs”) is based on a Monte Carlo simulation at grant date and at each subsequent reporting date for the 2016 grants. The Monte Carlo simulation to value our SARs uses the following inputs: (i) the quoted market price of our common stock on the valuation date, (ii) the maximum stock price appreciation that an employee may receive, (iii) the expected term which is based on the contractual term, (iv) the expected volatility which is based on the historical volatility of the our stock for the length of time corresponding to the expected term of the SARs, (v) the expected dividend yield is based on our anticipated dividend payments, (vi) the risk-free interest rate which is based on the U.S. treasury yield curve in effect as of the reporting date for the length of time corresponding to the expected term of the SARs.  We utilize the Black-Scholes option pricing model to measure the fair value of the 2017 and 2018 SARs.

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

Foreign currency transactions – The U.S. dollar is the functional currency of our foreign operating subsidiaries. Gains and losses on foreign currency transactions are included in income. Within the consolidated statements of operations line item “Other income (expense)—Other, net,” we recognized losses on foreign currency transactions of $0.1 million and $30 thousand in 2018 and 2016, respectively, while we recognized gains on foreign currency transactions of $0.5 million in 2017.

Income taxes – Our annual tax provision is based on expected taxable income, statutory rates and tax planning opportunities available to us in the various jurisdictions in which we operate. The determination and evaluation of our annual tax provision and tax positions involves the interpretation of the tax laws in the various jurisdictions in which we operate and requires significant judgment and the use of estimates and assumptions regarding significant future events such as the amount, timing and character of income, deductions and tax credits. Changes in tax laws, regulations, agreements and tax treaties or our level of operations or profitability in each jurisdiction would impact our tax liability in any given year. We also operate in foreign jurisdictions where the tax laws relating to the oil and natural gas industry are open to interpretation which could potentially result in tax authorities asserting additional tax liabilities. While our income tax provision (benefit) is based on the best information available at the time, a number of years may elapse before the ultimate tax liabilities in the various jurisdictions are determined.

Judgment is required in determining whether deferred tax assets will be realized in full or in part. Management assesses the available positive and negative evidence to estimate if existing deferred tax assets will be utilized, and when it is estimated to be more-likely-than-not that all or some portion of specific deferred tax assets, such as net operating loss carry forwards or foreign tax credit carryovers, will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are estimated to not be realizable. Factors considered are earnings generated in previous periods, forecasted earnings and the expiration period of carryovers. As of December 31, 2018, the Company had deferred tax assets of $131.0 million primarily attributable to U.S. federal taxes related to basis differences in fixed assets, foreign tax credit carryforwards, and net operating loss carryforwards as well as foreign net operating losses for foreign jurisdictions for which a valuation allowance of $90.9 million had been recorded.  During the year ended December 31, 2018, management determined that it was more-likely-than-not that a portion of the deferred tax assets related to basis differences in fixed assets and net operating loss carryforwards would be realized, and therefore $16.5 million of the valuation allowance recorded in prior periods was reversed.

In certain jurisdictions, we may deem the likelihood of realizing deferred tax assets as remote where we expect that, due to the structure of operations and applicable law, the operations in such jurisdictions will not give rise to future tax consequences. For such jurisdictions, we have not recognized deferred tax assets.  Should our expectations change regarding the expected future tax consequences, we may be required to record additional deferred taxes that could have a material effect on our consolidated financial position and results of operations.  As of December 31, 2017, we had not recognized deferred tax assets related to our Cost Account in the Gabon jurisdiction. As discussed in Note 8 to the Financial Statements, as a result of the benefits under the PSC Extension which was granted in September 2018, we determined that it was now more-likely-than-not we would recover our Cost Account, and therefore we recorded a deferred tax asset of $57.6 million primarily related to the excess of the Cost Account over the book basis of the Etame Marin block assets.

Derivative instruments and hedging activities – We use derivative financial instruments to achieve a more predictable cash flow from oil production by reducing our exposure to price fluctuations. Our derivative instruments at December 31, 2016 consisted of fixed price oil puts, which give us the option to sell a contracted volume of oil at a contracted price on a contracted date in the future.

All of our oil put contracts, which provided for settlement based upon reported the Brent price, had expired as of December 31, 2017. Our derivative instruments at December 31, 2018, consisted of oil swaps, which require us to pay a counterparty when the price of oil exceeds $74.00 per barrel, and where the price of oil falls below $74.00, we receive a payment from the counterparty.

We record balances resulting from commodity risk management activities in the consolidated balance sheets as either assets or liabilities measured at fair value. Gains and losses from the change in fair value of derivative instruments and cash settlements on commodity derivatives are presented in the “Other, net” line item located within the “Other income (expense)” section of the consolidated statements of operations.   Gains and losses from the change in fair value of derivative instruments and cash settlements on commodity derivatives are presented in the “Commodity derivatives (gain) loss” and “Cash settlements (paid)/received on matured derivative contracts, net” lines items located as adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities on the statements of consolidated cash flows. We paid net cash settlements of $0.7 million during the year ended December 31, 2018 related to matured derivative contracts. We received cash settlements of $0.2 million during the year ended December 31, 2017 related to matured derivative contracts.

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

Fair value of financial instruments – Our current assets and liabilities include financial instruments such as cash and cash equivalents, restricted cash, accounts receivable, derivative assets and liabilities, accounts payable, liabilities for stock appreciation rights (“SARs”) and guarantee. As discussed further in Note 10, derivative assets and liabilities are measured and reported at fair value each period with changes in fair value recognized in net income. The derivative asset commodity swaps referenced below are reported on the consolidated balance sheet on line item “Prepayments and other.”  SARs liabilities are measure and reported at fair value using level 2 inputs each period with changes in fair value recognized in net income.  The current portion of the SARs liabilities is reported on the consolidated balance sheet on line item “Accrued liabilities and other” while the long-term portion is located on the line item “Other long term liabilities”.  With respect to our other financial instruments included in current assets and liabilities, the carrying value of each financial instrument approximates fair value primarily due to the short-term maturity of these instruments.

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring
Assets
Derivative asset commodity swaps	$—	$3,520	$—	$3,520
	$—	$3,520	$—	$3,520
Liabilities
SARs liability	$—	$1,632	$—	$1,632
	$—	$1,632	$—	$1,632

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring
Liabilities
SARs liability	$—	$146	$—	$146
	$—	$146	$—	$146

General and administrative related to shareholder matters – Amounts related to shareholder matters for the year ended December 31, 2016 relates to costs incurred related to shareholder litigation that was settled in 2016.  For 2016, the amounts also include the offsetting insurance proceeds related to these matters.

Other, net – “Other, net” in non-operating income and expenses includes gains and losses from derivatives and foreign currency transactions as discussed above.  In addition, “Other, net” for the year ended December 31, 2017 includes $2.6 million related to the reversal of accruals for liabilities we are no longer obligated to pay.

3. NEW ACCOUNTING STANDARDS

Not Yet Adopted

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Topic 350): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other, in making the determination as to which implementation costs are to be capitalized as assets and which costs are to be expensed as incurred. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted, and an entity can elect to apply the new guidance on a prospective or retrospective basis. The Company is currently evaluating the impact of adopting this guidance.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which amends the accounting standards for leases.  This accounting standard was further clarified by ASU 2018-10, Codification Improvements to Topic 842 and ASU 2018-11, Leases:

Targeted Improvements, both of which were issued in July 2018 together (“Topic 842”).  Topic 842 retains a distinction between finance leases and operating leases. The primary change is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases on the balance sheet. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous guidance. Certain aspects of lease accounting have been simplified and additional qualitative and quantitative disclosures are required along with specific quantitative disclosures required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early application permitted. In transition, lessees and lessors may use either a prospective approach in which they recognize and measure leases at the date of adoption and recognize a cumulative effect adjustment to the opening balance of retained earnings or they may use a modified retrospective approach in which leases are recognized and measured at the beginning of the earliest period presented. We intend to use the prospective approach when we adopt the new standard effective January 1, 2019.  Leases with terms greater than 12 months, which are currently treated as operating leases, will be capitalized. The adoption of this standard will result in the recording of a right of use asset related to certain of our operating leases with a corresponding lease liability. This will result in a significant increase in total assets and liabilities and a decrease in working capital.  In connection with our implementation plan, we have reviewed our lease contracts and are evaluating other contracts to identify embedded leases to determine the appropriate accounting treatment.  The most significant lease we currently have is related to the FPSO as further discussed in Note 12, and we are finalizing the evaluation of that lease.  Lease payments reflected in the table in Note 12 represent the minimum amounts due.  The new leasing standard requires capitalization based on the expected term of this lease which may or may not extend beyond the minimum period.  While we may exercise our right to terminate the contract as early as September 2020, the minimum lease period, the FPSO charter ends in September 2022.

Adopted

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

In November 2016, the FASB issued ASU No. 2016-18, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.  Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We adopted ASU 2016-18 beginning January 1, 2018 with retroactive application to prior periods. Due to the nature of this accounting standards update, this had an impact on items reported in our consolidated statements of cash flows and related disclosures, but no impact on our financial position and results of operations.

The following tables provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows:

	December 31,
	2018	2017
	(in thousands)
Cash and cash equivalents	$33,360	$19,669
Restricted cash - current	804	842
Restricted cash - non-current	920	967
Abandonment funding	11,571	10,808
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$46,655	$32,286

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

4. ACQUISITIONS AND DISPOSITIONS

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

Sale of Certain U.S. Properties

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

Discontinued Operations - Angola

In November 2006, we signed a production sharing contract for Block 5 offshore Angola (“PSA”). Our working interest is 40%, and we carry Sonangol P&P for 10% of the work program.  On September 30, 2016, we notified Sonangol P&P that we were withdrawing from the joint operating agreement effective October 31, 2016. On November 30, 2016, we notified the national concessionaire, Sonangol E.P., that we were withdrawing from the PSA. Further to the decision to withdraw from Angola, we have taken actions to close our office in Angola and reduce future activities in Angola. As a result of this strategic shift, we classified all the related assets and liabilities as those of discontinued operations in the consolidated balance sheets. The operating results of the Angola segment have been classified as discontinued operations for all periods presented in our consolidated statements of operations. We segregated the cash flows attributable to the Angola segment from the cash flows from continuing operations for all periods presented in our consolidated statements of cash flows. The following tables summarize selected financial information related to the Angola segment assets and liabilities as of December 31, 2018 and 2017 and its results of operations for the years ended December 31, 2018, 2017 and 2016.

Summarized Results of Discontinued Operations

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Operating costs and expenses:
Exploration expense	$—	$—	$15,137
Depreciation, depletion and amortization	—	—	9
General and administrative expense	467	615	1,269
Bad debt recovery and other	—	—	(7,629)
Total operating costs, expenses and (recovery)	467	615	8,786
Other operating loss, net	—	—	(172)
Operating loss	(467)	(615)	(8,958)
Other income (expense):
Interest income	—	—	3,201
Other, net	(29)	(3)	552
Total other income (expense)	(29)	(3)	3,753
Loss from discontinued operations before income taxes	(496)	(618)	(5,205)
Income tax expense	—	3	3,078
Loss from discontinued operations	$(496)	$(621)	$(8,283)

Assets and Liabilities Attributable to Discontinued Operations

	As of December 31,
	2018	2017
	(in thousands)
ASSETS
Accounts with joint venture owners	$3,290	$2,836
Total current assets	3,290	2,836
Total assets	$3,290	$2,836

LIABILITIES
Current liabilities:
Accounts payable	$73	$158
Accrued liabilities and other	15,172	15,189
Total current liabilities	15,245	15,347
Total liabilities	$15,245	$15,347

Drilling Obligation

Under the PSA, we and the other participating interest owner, Sonangol P&P, were obligated to perform exploration activities that included specified seismic activities and drilling a specified number of wells during each of the exploration phases identified in the PSA. The specified seismic activities were completed, and one well, the Kindele #1 well, was drilled in 2015. The PSA provides a stipulated payment of $10.0 million for each exploration well for which a drilling obligation remains under the terms of the PSA, of which our participating interest share would be $5.0 million per well. We have reflected an accrual of $15.0 million for a potential payment as of December 31, 2018 and 2017, respectively, which represents what we believe to be the maximum potential amount attributable to VAALCO Angola’s interest under the PSA.

Other Matters – Joint Owner Receivable

The government-assigned working interest joint owner was delinquent in paying their share of the costs several times in 2009 and was removed from the production sharing contract in 2010 by a governmental decree. Efforts to collect from the defaulted joint venture owner were abandoned in 2012. The available 40% working interest in Block 5, offshore Angola was assigned to Sonangol P&P effective on January 1, 2014. We invoiced Sonangol P&P for the unpaid delinquent amounts from the defaulted joint venture owner plus the amounts incurred during the period prior to assignment of the working interest totaling $7.6 million plus interest in April 2014. Because this amount was not paid and Sonangol P&P was slow in paying monthly cash call invoices since their assignment, we placed Sonangol P&P in default in the first quarter of 2015.

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

Segment activity of continuing operations for the years ended December 31, 2018, 2017 and 2016 and long-lived assets and segment assets at December 31, 2018 and 2017 are as follows:

	Year Ended December 31, 2018
(in thousands)	Gabon	Equatorial Guinea	Corporate and Other	Total
Revenues-oil and natural gas sales	$104,938	$—	$5	$104,943
Depreciation, depletion and amortization	5,176	—	420	5,596
Bad debt expense and other	(77)	—	—	(77)
Operating income (loss)	61,930	(470)	(10,173)	51,287
Other, net	92	(4)	4,244	4,332
Interest expense, net	(396)	—	251	(145)
Income tax benefit	(26,670)	—	(16,584)	(43,254)
Additions to oil and natural gas properties and equipment - accrual	38,430	187	17	38,634

	Year Ended December 31, 2017
(in thousands)	Gabon	Equatorial Guinea	Corporate and Other	Total
Revenues-oil and natural gas sales	$76,978	$—	$47	$77,025
Depreciation, depletion and amortization	6,196	—	261	6,457
Bad debt expense and other	452	—	—	452
Operating income (loss)	28,488	(122)	(8,415)	19,951
Other, net	3,142	15	(1,044)	2,113
Interest expense, net	(1,414)	—	—	(1,414)
Income tax expense (benefit)	11,638	—	(1,260)	10,378
Additions to oil and natural gas properties and equipment - accrual	1,576	—	126	1,702

	Year Ended December 31, 2016
(in thousands)	Gabon	Equatorial Guinea	Corporate and Other	Total
Revenues-oil and natural gas sales	$59,460	$—	$324	$59,784
Depreciation, depletion and amortization	6,531	—	395	6,926
Impairment of proved properties	—	—	88	88
Bad debt expense and other	1,222	—	—	1,222
Operating income (loss)	3,901	(384)	(7,908)	(4,391)
Other, net	(22)	(8)	(1,985)	(2,015)
Interest expense, net	(2,614)	—	1	(2,613)
Income tax expense	9,248	—	—	9,248
Additions to oil and natural gas properties and equipment - accrual	(4,242)	—	181	(4,061)

(in thousands)	Gabon	Equatorial Guinea	Corporate and Other	Total
Long-lived assets from continuing operations:
As of December 31, 2018	$42,195	$10,187	$342	$52,724
As of December 31, 2017	12,638	10,000	583	23,221

(in thousands)	Gabon	Equatorial Guinea	Corporate and Other	Total
Total assets from continuing operations:
As of December 31, 2018	$103,401	$10,320	$49,301	$163,022
As of December 31, 2017	63,121	10,095	3,581	76,797

Information about our most significant customers

For the years ended December 31, 2018, 2017 and 2016, we sold our crude oil production from Gabon under a term contract with pricing based upon an average of Dated Brent in the month of lifting, adjusted for location and market factors. The contracted purchaser was Glencore Energy UK Ltd. (“Glencore”) for these periods and through January 2019. Sales of oil to Glencore were approximately 100% of revenues sold to customers for 2018, 2017 and 2016. We have signed a new contract with Mercuria Energy Trading SA which covers sales from February 2019 through January 2020.

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

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Net income (loss) - (numerator):
Income (loss) from continuing operations	$98,728	$10,272	$(18,267)
(Income) from continuing operations attributable to unvested shares	(1,231)	(62)	—
Numerator for basic	97,497	10,210	(18,267)
(Income) loss from continuing operations attributable to unvested shares	—	—	—
Numerator for dilutive	$97,497	$10,210	$(18,267)

Loss from discontinued operations	$(496)	$(621)	$(8,283)
Loss from discontinued operations attributable to unvested shares	6	4	—
Numerator for basic	(490)	(617)	(8,283)
Loss from discontinued operations attributable to unvested shares	—	—	—
Numerator for dilutive	$(490)	$(617)	$(8,283)

Net income (loss)	$98,232	$9,651	$(26,550)
Income attributable to unvested shares	(1,225)	(58)	—
Numerator for basic	97,007	9,593	(26,550)
Net (income) loss attributable to unvested shares	—	—	—
Numerator for dilutive	$97,007	$9,593	$(26,550)

Weighted average shares (denominator):
Basic weighted average shares outstanding	59,248	58,717	58,384
Effect of dilutive securities	749	3	—
Diluted weighted average shares outstanding	59,997	58,720	58,384
Stock options and unvested restricted stock grants excluded from dilutive calculation because they would be anti-dilutive	1,316	2,823	4,363

7. REVENUE

Substantially all of our revenues are attributable to our Gabon operations.  Revenues from contracts with customers are generated from sales in Gabon pursuant to crude oil sales and purchase agreements (“COSPAs”). The COSPAs have been and will be renewed or replaced from time to time either with the current buyer or another buyer. Since August 2015, a COSPA has been in place with the same customer, initially for a one-year period, with amendments that extended the period through January 31, 2018.  On February 1, 2018, a new COSPA was entered into with this same customer, which terminated January 31, 2019.  A new COSPA with a different customer has been executed for the period from February 2019 through January 2020.

COSPAs with customers are renegotiated near the end of the contract term and may be entered into with a different customer or the same customer going forward.  Except for internal costs (which are expensed as incurred), there are no upfront costs associated with obtaining a new COSPA.

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

Previously, we followed the sales method of accounting to account for crude oil production imbalances.  In conjunction with our adoption of ASC Topic 606 on January 1, 2018, we will continue to account for production imbalances as a reduction in reserves.  The volumes sold may be more or less than the volumes to which we are entitled based on our ownership interest in the property, and we would recognize a liability if our existing proved reserves were not adequate to cover an imbalance.

For each lifting completed under a COSPA, payment is made by the customer in U.S. Dollars by electronic transfer thirty days after the date of the bill of lading.  For each lifting of oil, the price is determined based on a formula using published Dated Brent prices as well as market differentials plus a fixed contract differential.

Generally, no significant judgments or estimates are required as of a given filing date with regard to applicable price or volumes sold because all of the parameters are known with certainty related to liftings that occurred in the recently completed calendar quarter. As such, we deem this situation to be characterized as a fixed price situation.

In addition to revenues from customer contracts, the Company has other revenues related to contractual provisions under the Etame Marin block PSC.  The Etame PSC is not a customer contract, and therefore the associated revenues are not within the scope of ASC 606.  The terms of the Etame PSC includes provisions for payments to the government of Gabon for: royalties based on 13% of production at the published price and a shared portion of “Profit Oil” determined based on daily production rates, as well as a gross carried working interest of 7.5% (increasing to 10% beginning June 20, 2026) for all costs.  For both royalties and Profit Oil, the Etame PSC provides that the government of Gabon may settle these obligations in-kind, i.e. taking crude oil barrels, rather than with cash payments.

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

With respect to the government’s share of Profit Oil, the Etame PSC provides that corporate income tax is satisfied through the payment of Profit Oil.  In the consolidated statements of operations, the government’s share of revenues from Profit Oil is reported in revenues with a corresponding amount reflected in the current provision for income tax expense.  Prior to February 1, 2018, the government did not take any of its share of Profit Oil in-kind.  These revenues have been included in revenues to customers as the Company entered into the contract with the customer to sell the crude oil and was subject to the performance obligations associated with the contract.  For the in-kind sales by the government beginning February 1, 2018, these sales are not considered revenues under a customer contract as the Company is not a party to the contracts with the buyers of this crude oil.  However, consistent with the reporting of Profit Oil in prior periods, the amount associated with the Profit Oil under the terms of the Etame PSC is reflected as revenue with an offsetting amount reported in current income tax expense.  Payments of the income tax expense will be reported in the period in which the government takes its Profit Oil in-kind, i.e. the period in which it lifts the crude oil.  The in-kind payment related to the September lifting was $9.4 million.  As of December 31, 2018, the foreign taxes payable attributable to this obligation is $3.3 million.

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

The following table presents revenues from contracts with customers as well as revenues associated with the obligations under the
Etame PSC:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Revenue from customer contracts:
Sales under the COSPA	$104,891	$74,693	$59,475
Gabonese government share of Profit Oil	2,193	11,638	9,248
U.S. oil and natural gas revenue	5	47	324
Other items reported in revenue not associated with customer contracts:
Gabonese government share of Profit Oil taken in-kind	9,385	—	—
Carried interest recoupment	3,545	2,205	—
Royalties	(15,076)	(11,558)	(9,263)
Total revenue, net	$104,943	$77,025	$59,784

8. INCOME TAXES

VAALCO and its domestic subsidiaries file a consolidated U.S. income tax return. Certain subsidiaries’ operations are also subject to foreign income taxes.

On December 22, 2017, the U. S. government enacted the Tax Cuts and Jobs Act, commonly referred to as the Tax Reform Act. The Tax Reform Act includes significant changes to the U.S. income tax system including but not limited to: a federal corporate rate reduction from 35% to 21%; limitations on the deductibility of interest expense and executive compensation; repeal of the Alternative Minimum Tax (“AMT”); full expensing provisions related to business assets; creation of new minimum taxes such as the base erosion anti-abuse tax (“BEAT”) and Global Intangible Low Taxed Income (“GILTI”) tax; and the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system, which will result in a one time U.S. tax liability on those earnings which have not previously been repatriated to the U.S. (the “Transition Tax”).  The impacts of this legislation are outlined below:

•

Beginning January 1, 2018, the U.S. corporate income tax rate is 21%.  The Company recognized the impacts of this rate change on its deferred tax assets and liabilities in the period enacted, i.e. during the year ended December 31, 2017.  As the Company has a full valuation allowance on its net deferred tax asset as of December 31, 2017, the deferred tax recognized due to the change in rate was offset with a change in the valuation allowance.  Therefore, there was no overall impact to the Financial Statements in 2017 due to this change in rate.

•

The Tax Reform Act also repealed the corporate AMT for tax years beginning on or after January 1, 2018 and provided for existing alternative minimum tax credit carryovers to be refunded beginning in 2018.  The Company has approximately $1.4 million in refundable credits, and it expects that a substantial portion will be refunded between 2018 and 2021.  As such, most of the valuation allowance in place at the end of 2017 related to these credits was released in 2017 and a deferred tax asset of $1.3 million was reflected as of December 31, 2017 related to the expected benefit in future years.

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

•

The Tax Reform Act created a new requirement that GILTI income earned by foreign subsidiaries must be included currently in the gross income of the U.S. shareholder. The Company did not have any amounts related to potential GILTI tax.

Other provisions in the legislation, such as interest deductibility and changes to executive compensation plans have not had a material implications to the Company’s Financial Statements.

Additionally, the Tax Reform Act may further limit the Company’s ability to utilize foreign tax credits in the future. The Tax Reform Act introduces a new credit limitation basket for foreign branch income. Income from foreign branches is now allocated to this specific tax credit limitation basket which cannot offset income in other baskets of foreign income. Under the Tax Reform Act, foreign taxes imposed on the foreign branch profits will not offset U.S. non-branch related foreign source income. Additional analysis will be needed under proposed IRS regulations to determine how this will impact the Company and any future utilization of foreign tax credit carryforwards.

Income taxes attributable to continuing operations for the years ended December 31, 2018, 2017, and 2016 are attributable to foreign taxes payable in Gabon as well as income taxes in the U.S.  The Company has not recorded any measurement period adjustments under ASU 2018-05 during the year ended December 31, 2018.

Provision for income taxes related to income (loss) from continuing operations consists of the following:

	Year Ended December 31,
(in thousands)	2018	2017	2016
U.S. Federal:
Current	$(674)	$—	$—
Deferred	(15,910)	(1,260)	—
Foreign:
Current	14,327	11,638	9,248
Deferred	(40,997)	—	—
Total	$(43,254)	$10,378	$9,248

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

Taxes paid in Gabon with respect to earnings from the Etame Marin block are determined under the provisions of the Etame PSC.  In accordance with the Etame PSC, the Consortium maintains a “Cost Account” which accumulates capital costs and operating expenses that are deductible against revenues, net of royalties, in determining taxable profits.  For each calendar year, the Consortium is entitled to receive a percentage of the production (“Cost Recovery Percentage”) remaining after deducting royalties so long as there are amounts remaining in the Cost Account. Prior to the PSC Extension, the Cost Recovery Percentage was 70%.  As a result of the PSC Extension, the Cost Recovery Percentage has been increased to 80% for the period from September 17, 2018 through September 16, 2028. See Note 9 for further discussion of the PSC Extension. After September 16, 2028, the Cost Recovery Percentage returns to 70%.  The difference between revenues, net of royalties, and the costs recovered for the period is “Profit Oil.” As payment of corporate income taxes, the Consortium pays the government an allocation of the remaining Profit Oil production from the contract area ranging from 50% to 60%.  The percentage of Profit Oil paid to the government as tax is a function of production rates. When the Cost Account is less than the entitled recovery percentage (either 70% or 80%, depending on the period), Profit Oil as a percentage of revenues increases and Gabon taxes paid increase as a percentage of revenues.  At December 31, 2017, there was $97.6 million remaining in the portion of the Cost Account associated with our interest.

Prior to the PSC Extension, the Cost Recovery Percentage was 70%, and the exploitation periods ended beginning in June 2021.  Future proved reserves did not extend beyond 2021.  Opportunities for increasing reserves by drilling wells were limited, and while oil prices had improved since 2016, they were not at the levels needed to recover VAALCO’s Cost Account.  As a result of these factors, the ability to recognize the benefit from the potential deferred tax asset related to the difference between VAALCO’s Cost Account and the book basis of the Etame Marin block assets was deemed to be remote, and the deferred tax asset was not recognized.  As a result of the PSC Extension in September 2018, the Cost Recovery Percentage increased to 80% and the exploitation periods were extended to at least September 16, 2028, and if the two five-year option periods are elected the period would extend to September 16, 2038.  In addition to the benefits under the PSC Extension, we expect higher future oil prices based on current Brent futures strip pricing over the next few years, and we expect future production from the planned drilling of two to three wells in 2019.  Given these factors, we determined that the potential for a recovery of our Cost Account was no longer remote, and therefore we recorded a deferred tax asset of $57.6 million.  The PSC extension payment was not recoverable for Gabon tax purposes, which resulted in the recording of a deferred tax liability of $18.6 million with an offsetting gross-up to oil and natural gas properties.  Additionally, a reduction of $16.1 million was recorded in relation to current year activity and other changes resulting in an ending Gabon net deferred tax asset of $22.9 million.

We also evaluated the amount of the valuation allowance needed on deferred tax assets recognized related to U.S. federal income taxes.  In making this evaluation, we considered the impact on future taxable income of increased earnings as a result of the PSC Extension,  increases in oil prices during the year, including current oil prices as well as Brent futures strip pricing over the next few years and the future production from the planned drilling of two to three wells in 2019.  We also considered the pattern of earnings over the past three years.  On the basis of these factors, we determined that it is more likely than not that we will realize a portion of the benefit from the deferred tax assets related to the fixed asset basis differences as well as the net operating losses.  Accordingly, we reversed $16.5 million of the valuation allowance based on estimated future earnings.  The total change in the valuation allowance related to U.S. net deferred tax assets was a decrease of $37.8 million. As a result of the above mentioned Gabon deferred tax asset, we recorded the corresponding deferred tax liability of $8.6 million attributable to the U.S. federal income tax impact.  The deferred tax asset was further reduced by $8.9 million for current year activity and $4.3 million for expiring foreign tax credits.  The items above along with other items of $0.1 million resulted in a net deferred tax asset for U.S. federal income tax purposes of $17.2 million.

The primary differences between the financial statement and tax bases of assets and liabilities resulted in deferred tax assets associated with continuing operations at December 31, 2018 and 2017 are as follows:

	As of December 31,
(in thousands)	2018	2017
Deferred tax assets:
Basis difference in fixed assets	$38,479	$46,929
Foreign tax credit carryforward	43,760	48,071
Alternative minimum tax credit carryover	674	1,349
U.S. federal net operating losses	20,616	22,490
Foreign net operating losses	19,989	26,371
Asset retirement obligations	3,111	4,234
Basis difference in accrued liabilities	3,816	3,716
Basis difference in receivables	387	1,331
Other	180	(26)
Total deferred tax assets	131,012	154,465
Valuation allowance	(90,935)	(153,205)
Net deferred tax assets	$40,077	$1,260

Foreign tax credits will expire between the years 2019 and 2025. Foreign tax credits of $4.3 million expired during the year.  The alternative minimum tax credits do not expire, and foreign net operating losses (“NOLs”) are not subject to expiry dates. The NOL for our United Kingdom subsidiary can be carried forward indefinitely, while the NOLs for our Gabon subsidiaries are included in the respective subsidiaries’ cost oil accounts, which will be offset against future taxable revenues. We plan to liquidate the United Kingdom subsidiary and the Gabon branch which carries the NOL’s, and therefore the realization of deferred tax assets for these entities is remote.  Accordingly, the related deferred tax assets of $8.7 million and $15.9 million, respectively, were written off during the year with a corresponding offset to the valuation allowance.  All of the Company’s U.S. federal NOLs were incurred prior to 2018 and will expire between 2035 and 2037.  U.S. federal NOLs incurred after 2017 do not expire.  The ability to utilize NOLs and other tax attributes could be subject to a limitation if the Company were to undergo an ownership change as defined in Section 382 of the Tax Code.  Management assesses the available positive and negative evidence to estimate if existing deferred tax assets will be utilized. We do not anticipate utilization of the foreign tax credits prior to expiration and have recorded a full valuation allowance on these deferred tax assets.

As a result of the 2017 tax legislation enacted in the U.S., we expect to realize the benefit from our AMT credit carryforwards.  The valuation allowance recorded related to AMT credits in previous periods was reversed in 2017 with the exception for a reserve for the possible sequestration of the credits.  The $1.3 million reversal was recorded as a deferred income tax benefit during the fourth quarter of 2017.  As a result of further guidance by the Internal Revenue Service, the $0.1 million reserve for possible sequestration of the credits was reversed in 2018.

On the basis of the evaluations discussed above, valuation allowances of $90.9 million, $153.2 million and $211.8 million have been recorded as of December 31, 2018,  2017 and 2016, respectively. Valuation allowances reduce the deferred tax assets to the amount that is more likely than not to be realized.

The Company recognizes the financial statement benefit of a tax position only after determining that they are more likely than not to sustain the position following an audit.  The Company believes that its income tax positions and deductions will be sustained on audit and therefore no reserves for uncertain tax positions have been established.  Accordingly, no interest or penalties have been accrued as of December 31, 2018 and 2017.  The Company’s policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Income (loss) from continuing operations before income taxes is attributable as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
U.S.	$(5,672)	$(9,453)	$(9,893)
Foreign	61,146	30,103	874
	$55,474	$20,650	$(9,019)

The reconciliation of income tax expense (benefit) attributable to income (loss) from continuing operations to income tax on income (loss) from continuing operations at the U.S. statutory rate is as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Tax provision computed at U.S. statutory rate	$11,650	$7,228	$(3,156)
Foreign taxes not offset in U.S. by foreign tax credits	24,840	6,775	6,319
Impact of Tax Reform Act	—	52,449	—
Recognition of foreign deferred tax assets, net of U.S. impact	(45,751)	—	—
Unrealizable foreign deferred tax assets	24,176
Effect of change in foreign statutory rates	—	—	2,394
Permanent differences	(104)	309	4,505
Foreign tax credit expirations	4,311	2,394	—
Increase/(decrease) in valuation allowance	(62,270)	(58,777)	(802)
Other	(106)	—	(12)
Total income tax expense (benefit)	$(43,254)	$10,378	$9,248

For the years ended December 31, 2018,  2017 and 2016, we were subject to foreign and U.S. federal taxes only, with no allocations made to state and local taxes. The following table summarizes the tax years that remain subject to examination by major tax jurisdictions:

Jurisdiction	Years
U.S.	2009-2018
Gabon	2014-2018

9. OIL AND NATURAL GAS PROPERTIES AND EQUIPMENT

Extension of Term of Etame Marin Block PSC

On September 25, 2018, VAALCO together with the other joint owners in the Etame Marin block (the “Consortium”) received an implementing Presidential Decree from the government of Gabon authorizing the PSC Extension.  Our subsidiary, VAALCO Gabon S.A., has a 33.575% participating interest (working interest including the working interest attributable to the carried interest owner) in the Etame Marin block.

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

In consideration for the PSC Extension, the Consortium agreed to a signing bonus of $65.0 million ($21.8 million, net to VAALCO) payable to the government of Gabon (the “signing bonus”).  The Consortium paid $35.0 million ($11.8 million, net to VAALCO) in cash on September 26, 2018 and paid $25.0 million ($8.4 million, net to VAALCO) through an agreed upon reduction of the VAT receivable owed by the government of Gabon to the Consortium as of the effective date.  An additional $5.0 million ($1.7 million, net to VAALCO) is to be paid in cash by the Consortium following the end of the drilling activities described below.  We have accrued our $1.7 million share of this remaining payment as of September 30, 2018.  The amount paid through a reduction in VAT has been recorded at $4.2 million which represents the book value of the receivable, net of the valuation allowance as of the effective date.  In addition, we recorded an increase of $18.6 million resulting from the deferred tax impact for the difference between book basis and tax basis.  A corresponding $18.6 million deferred tax liability was recorded which reduced our net deferred tax assets.  We have allocated our share of the signing bonus between proved and unproved leasehold costs using the acreage attributable to the previous exploitation areas and the additional acreage in the expanded exploitation areas resulting in $22.5 million being attributed to proved leasehold costs and $13.7 million attributed to unproved leasehold costs.

Under the PSC Extension, by September 16, 2020, the Consortium is required to drill two wells and two appraisal well bores.  We estimate the cost of these wells will be approximately $61.2 million ($20.5 million, net to VAALCO).  If the wells are not drilled, then the Consortium must pay the difference between the amounts spent on any wells that were drilled and the estimated costs of the wells as set forth in the Work Program and Budget as approved by the government of Gabon.  The Consortium is planning to drill these wells in the second half of 2019.  The Consortium is also required to complete two technical studies by September 16, 2020 at an estimated cost of $1.3 million gross ($0.4 million, net to VAALCO).

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

During the year ended December 31, 2018, oil and natural gas property costs increased significantly as a result of amounts recorded in connection with the PSC Extension and yearend oil prices decreased over the prior year; however, reserves increased significantly over the prior year.  We evaluated these and other factors and determined that no impairment was required for any of the Etame fields.

There was no triggering event in the year ended December 31, 2017 that would cause us to believe the value of oil and natural gas producing properties should be impaired.

During 2016, our negative price differential to Brent narrowed and we incurred no significant capital spending. We considered these and other factors and determined that there were no events or circumstances triggering an impairment evaluation for most of our fields, with the exception of the Avouma field in the Etame Marine block offshore Gabon where reserves were impacted by temporary shut-ins on certain wells in the field.  We evaluated the undiscounted future net cash flows for the Avouma field and determined that they were in excess of the field’s carrying value at December 31, 2016.  As a result, no impairment was required for the Avouma field, or any of our other fields in Gabon, for 2016.

Undeveloped Leasehold Costs

We have a 31% working interest in an undeveloped portion of Block P offshore Equatorial Guinea that we acquired in 2012 for which we have $10.0 million capitalized in undeveloped acreage. For a number of years, the Block P interest was in suspension; however, in September 2018, the Ministry of Mines and Hydrocarbons (“EG MMH”) lifted the suspension.  We are awaiting the EG MMH to approve our appointment as technical operator for Block P.  Compania Nacional de Petroleos de Guinea Equatorial (“GEPetrol”) will act as the administrative operator.  Under the terms of lifting of the suspension, a new joint owner is expected to assume GEPetrol’s working interest obligations and be presented to the EG MMH by March 28, 2019.  Once the joint owner is approved, we are required to drill one exploration well within one year.  While there is no monetary penalty for failing to meet the terms of the lifting of the suspension, we would lose our interest in the license, and the associated capitalized unproved leasehold costs of $10.0 million as of December 31, 2018 would become impaired.  Our production sharing contract covering this development and production area provides for a development and production period of 25 years from the date of approval of a development and production plan.

As a result of the PSC Extension, the exploitation area was expanded to include previously undeveloped acreage.  We allocated $6.7 million of our share of the signing bonus and $7.1 million of the $18.6 million resulting from the deferred tax impact for the difference between book basis and tax basis to unproved leasehold costs using the acreage attributable to the previous exploitation areas and the additional acreage in the expanded exploitation areas.  Exploitation of this additional area is permitted throughout the term of the Etame PSC.

Capitalized Equipment Inventory

Certain capitalized equipment inventory related to the Etame Marin block was increased in value by $0.4 million due to adjustments in obsolescence of some items.

10. DERIVATIVES AND FAIR VALUE

We use derivative financial instruments to achieve a more predictable cash flow from oil production by reducing our exposure to price fluctuations.  See Note 2 for further information.

Commodity swaps - In June 2018, we entered into commodity swaps at a Dated Brent weighted average of $74.00 per barrel for the period from and including June 2018 through June 2019 for a quantity of approximately 400,000 barrels.  If a liability position exceeds $10.0 million, we would be required to provide a bank letter of credit or deposit cash into an escrow account for the amount by which the liability exceeds $10.0 million. These swaps settle on a monthly basis.  At December 31, 2018, our unexpired commodity swaps were for an underlying quantity of 172,000 barrels and had a fair value asset position of $3.5 million reflected in “Prepayments and other” line of our consolidated balance sheet.

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

The crude oil swaps and put contracts are measured at fair value using the Black’s option pricing model. Level 2 observable inputs used in the valuation model include market information as of the reporting date, such as prevailing Brent crude futures prices, Brent crude futures commodity price volatility and interest rates. The determination of the swap and put contracts fair value includes the impact of the counterparty’s non-performance risk.

To mitigate counterparty risk, we enter into such derivative contracts with creditworthy financial institutions deemed by management as competent and competitive market makers.

The following table sets forth the gain (loss) on derivative instruments on our consolidated statements of operations:

		Year Ended December 31,
Derivative Item	Statement of Operations Line	2018	2017	2016
		(in thousands)
Crude oil swaps	Other, net	$4,264	$—	$—
Crude oil puts	Other, net	—	(1,032)	(1,711)

11. ASSET RETIREMENT OBLIGATIONS

The following table summarizes the changes in our asset retirement obligations:

(in thousands)	2018	2017	2016
Balance at January 1	$20,163	$18,612	$16,166
Accretion	1,180	951	903
Acquisitions and dispositions	—	(103)	1,544
Revisions	(6,527)	703	(1)
Balance at December 31	$14,816	$20,163	$18,612

Accretion is recorded in the line item “Depreciation, depletion and amortization” on our consolidated statements of operations.

We are required under the Etame PSC to conduct regular abandonment studies to update the estimated costs to abandon the offshore wells, platforms and facilities on the Etame Marin block.  In 2018, we recorded a downward revision of $6.5 million to the ARO liability as a result of a change in the expected timing of the abandonment costs when the period of exploitation under the Etame PSC was extended to at least September 16, 2028 as discussed further in Note 9.  The most recently completed abandonment study was in November 2018.    As discussed further in Note 2, on February 28, 2019, the Gabonese branch of the international commercial bank holding the abandonment funds in a U.S. dollar denominated account advised that the bank regulator required transfer of the funds to the Central Bank for CEMAC for conversion to local currency with a credit back to the Gabonese branch in local currency.

12. COMMITMENTS AND CONTINGENCIES

FPSO charter

In connection with the charter of the FPSO (the “FPSO charter”), we, as operator of the Etame Marin block, guaranteed all of the lease payments under the FPSO charter through its contract term, which expires in September 2022. At our election, the FPSO charter may be terminated as early as September 2020. We obtained guarantees from each of our joint owners for their respective shares of the payments. Our net share of the charter payment is 31.1%, or approximately $9.7 million per year. Although we believe the need for performance under the charter guarantee is remote, we recorded a liability of $0.3 million and $0.5 million as of December 31, 2018 and 2017, respectively, representing the guarantee’s estimated fair value. The guarantee of the offshore Gabon FPSO lease has $53.9 million in remaining gross minimum obligations as of December 31, 2018.

Estimated future minimum obligations through the end of the FPSO charter which reflects the right of early termination are as follows:

(in thousands)	Full Charter Payment	VAALCO, Net
Year
2019	$31,294	$9,718
2020	22,634	7,029
2021	—	—
2022	—	—
2023	—	—
Total	$53,928	$16,747

The FPSO charter payment includes a $0.93 per barrel charter fee for production up to 20,000 barrels of oil per day and a $2.50 per barrel charter fee for those barrels produced in excess of 20,000 barrels of oil per day. VAALCO’s net share of payments was $10.8 million, $12.8 million and $11.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Other lease obligations

In addition to the FPSO, we have operating lease obligations, as follows:

(in thousands)	Gross Obligation	VAALCO, Net
Year
2019	$1,110	$627
2020	693	450
2021	—	—
2022	—	—
2023	—	—
Total	$1,803	$1,077

We incurred rent expense of $1.3 million, $2.4 million and $4.5 million under operating leases for the years ended December 31, 2018, 2017 and 2016.

Drilling and other commitments

In connection with the PSC Extension, the Etame Marin block joint owners are required to drill two wells and two appraisal well bores by September 16, 2020.  The estimated cost for these wells is approximately $61.2 million ($20.5 million, net to VAALCO). In addition to the drilling commitment, the Etame Marin block joint owners are required to pay $5.0 million ($1.7 million, net to VAALCO) in cash to the government of Gabon following the end of the drilling activities for the two wells.  As the payment is not contingent on the success of these wells and at least $5.0 million would be paid if no wells are drilled, we have accrued a liability for our net $1.7 million share as of December 31, 2018.  The joint owners are also obligated to perform two technical studies estimated to cost $1.3 million ($0.4 million, net to VAALCO).  The costs related to these studies will be recognized in future periods when the studies are performed.

Rig commitment

In 2014, we entered into a long-term contract for the Constellation II drilling rig that was under a long-term contract for the multi-well development drilling campaign offshore Gabon. The campaign included the drilling of development wells and workovers of existing wells in the Etame Marin block. We released the drilling rig in February 2016, prior to the original July 2016 contract termination date, and in June 2016, we reached an agreement with the drilling contractor for us to pay $5.1 million, net to VAALCO’s interest for unused rig days under the contract. The expense related to the termination was reported in the “Other operating expense” line item in our consolidated statement of operations for the year ended December 31, 2016.

Gabon domestic market obligation and other investment obligations

Under the terms of the Etame PSC, effective in April 2016, the Consortium is required to provide to the local government refinery a volume of crude at a 15% discount to market price (the “Gabon DMO”). Prior to April 2016, the discount was 25%. The volume required to be furnished is the amount of the Etame Marin block production divided by total Gabon production times the volume of oil refined by the refinery per year. In 2018, we paid $1.1 million for our share of the 2017 obligation.  In 2017, we paid $1.2 million for our share of the 2016 obligation. In 2016, we paid $1.7 million for our share of the 2015 obligation.  We accrue an amount for the Gabon DMO based on management’s best estimate of the volume of crude required, because the refinery does not publish throughput figures. The amount accrued at December 31, 2018, for our share of the 2018 obligation was $1.2 million. The amount accrued at December 31, 2017, for our share of the 2017 obligation was $1.3 million. These costs are cost recoverable under the terms of the Etame PSC. Also, beginning in April 2016, the Consortium is required to pay an additional 1% of revenues for provisions for diversified investments (“PID”) and for investments in hydrocarbons (“PIH”). The amount accrued at December 31, 2018, for our share of the 2018 obligation was $1.9 million. The amount accrued at December 31, 2017, for our share of the 2017 obligation was $1.4 million. 75% of PID and PIH costs are cost recoverable under the terms of the Etame PSC.

Abandonment funding

Under the terms of the Etame PSC, we have a cash funding arrangement for the eventual abandonment of all offshore wells, platforms and facilities on the Etame Marin block. As a result of the PSC Extension, annual funding payments are spread over the periods from 2018 through 2028.  The amounts paid will be reimbursed through the Cost Account and are non-refundable. The abandonment estimate used for this purpose is approximately $61.8 million ($19.2 million, net to VAALCO) on an undiscounted basis. Through December 31, 2018, $37.4 million ($11.6 million, net to VAALCO) on an undiscounted basis has been funded. This cash funding is reflected under “Other noncurrent assets” in the “Abandonment funding” line item of our consolidated balance sheet. Future changes to the anticipated abandonment cost estimate could change our asset retirement obligation and the amount of future abandonment funding payments.

Regulatory and Joint Interest Audits

We are subject to periodic routine audits by various government agencies in Gabon, including audits of our petroleum Cost Account, customs, taxes and other operational matters, as well as audits by other members of the contractor group under our joint operating agreements.

As of December 31, 2016, we had accrued $1.0 million, net to VAALCO, in the “Accrued liabilities and other” line item of our consolidated balance sheet for certain payroll taxes in Gabon which were not paid pertaining to labor provided to us over a number of years by a third-party contractor. While the payroll taxes were for individuals who were not our employees, we could be deemed liable for these expenses as the end user of the services provided. These liabilities were substantially resolved at the accrued amount in January 2017.

In 2016, the government of Gabon conducted an audit of our operations in Gabon, covering the years 2013 through 2014. We received the findings from this audit and responded to the audit findings in January 2017. Since providing our response, there have been changes in the Gabonese officials responsible for the audit.  We are working with the currently appointed representatives to resolve the audit findings. We do not anticipate that the ultimate outcome of this audit will have a material effect on our financial condition, results of operations or liquidity.

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

At December 31, 2018, we had accrued $1.3 million, net to VAALCO, in the “Accrued liabilities and other” line item of our consolidated balance sheet for potential fees which may result from a customs audit.  This matter was fully resolved in January 2019 for $1.3 million, net to VAALCO.

Employment agreements

Our Chief Executive Officer and Chief Financial Officer have employment agreements which provide for payments of annual salary, incentive compensation and certain other benefits if their employment is terminated without cause.

13. DEBT

On May 22, 2018, we terminated an amended term loan agreement we had with the International Finance Corporation (the “IFC”) (the “Amended Term Loan Agreement”) by prepaying the outstanding principal and accrued interest.  We did not incur any termination or prepayment penalties as a result of the termination of the Amended Term Loan Agreement.

We entered into the Amended Term Loan Agreement on June 29, 2016 through the execution of a Supplemental Agreement with the IFC which, among other things, amended and restated our existing loan agreement to convert the $20.0 million revolving portion of the credit facility, to a term loan with $15.0 million outstanding at that date. The Amended Term Loan Agreement was secured by the assets of our Gabon subsidiary, VAALCO Gabon S.A., and was guaranteed by VAALCO as the parent company. The Amended Term Loan Agreement provided for quarterly principal and interest payments on the amounts outstanding, with interest accruing at a rate of LIBOR plus 5.75%.

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

Interest

Until June 29, 2016, under the terms of the original loan agreement with the IFC, we paid commitment fees on the undrawn portion of the total commitment. Commitment fees had been equal to 1.5% of the unused balance of the senior tranche of $50.0 million and 2.3% of the unused balance of the subordinated tranche of $15.0 million when a commitment was available for utilization. With the execution of the Amended Term Loan Agreement with the IFC in June 2016, beginning on June 29, 2016, and continuing through March 14, 2017, commitment fees were equal to 2.3% of the undrawn term loan amount of $5.0 million. There are no further commitment fees owing after March 14, 2017.

The table below shows the components of the “Interest expense” line item of our consolidated statements of operations and the average effective interest rate, excluding commitment fees, on our borrowings:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Interest expense related to debt, including commitment fees	$(257)	$(997)	$(1,353)
Deferred finance cost amortization	(191)	(369)	(319)
Deferred finance cost write-off due to loan modification	—	—	(869)
Interest income	270	7	3
Other interest expense not related to debt	33	(55)	(75)
Interest expense, net	$(145)	$(1,414)	$(2,613)

Average effective interest rate, excluding commitment fees	7.09%	6.72%	5.52%

14. SHAREHOLDERS’ EQUITY

Preferred stock – Authorized preferred stock consists of 500,000 shares with a par value of $25 per share. No shares of preferred stock were issued and outstanding as of December 31, 2018 or 2017.

Treasury stock – In the years ended December 31, 2018, 2017 and 2016, we withheld 26,421,  26,000 and 40,926 shares, respectively, in connection with cashless stock option exercises and restricted stock vestings to satisfy tax withholding obligations related to stock option exercises.  In the year ended December 31, 2018, restricted stock vestings of 35,265 shares were issued from treasury.

15. STOCK-BASED COMPENSATION AND OTHER BENEFIT PLANS

Our stock-based compensation has been granted under several stock incentive and long-term incentive plans. The plans authorize the Compensation Committee of our Board of Directors to issue various types of incentive compensation. Currently, we have issued stock options, restricted shares and SARs from the 2014 Long-Term Incentive Plan (“2014 Plan”). At December 31, 2018, 1,112,527 shares were authorized for future grants under this plan.

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

We record non-cash compensation expense related to stock-based compensation as general and administrative expense. For the years ended December 31, 2018, 2017 and 2016, non-cash compensation expense was $2.3 million, $1.1 million and $0.2 million, respectively, related to the issuance of stock options, restricted stock and SARs. Because we do not pay significant U.S. federal income taxes, no amounts were recorded for tax benefits.

Stock options

Stock options have an exercise price that may not be less than the fair market value of the underlying shares on the date of grant. In general, stock options granted to participants will become exercisable over a period determined by the Compensation Committee of our Board of Directors, which in the past has been a five year life, with the options vesting over a service period of up to five years. In addition, stock options will become exercisable upon a change in control, unless provided otherwise by the Compensation Committee.  There were $0.5 million and $39 thousand in cash proceeds received from the exercise of stock options in 2018 and 2017, respectively.  For 2016, there were no cash proceeds received from the exercise of stock options.  During 2018, options for 494,941 shares were granted to employees; these options vest over a three-year period, vesting in three equal parts on the first, second and third anniversaries after the date of grant and have an exercise price of $0.86 per share.  Options for 175,644 shares also were granted in 2018 to our non-employee directors, which were fully vested upon their grant and have an exercise price of $1.60 per share.

We use the Black-Scholes model to calculate the grant date fair value of stock option awards. This fair value is then amortized to expense over the vesting period of the option. During 2018, 2017 and 2016, the weighted average assumptions shown below were used to calculate the weighted average grant date fair value of option grants. Because we have not paid cash dividends and do not anticipate paying cash dividends on the common stock in the foreseeable future, no expected dividend yield was input to the Black-Scholes model.

	Year Ended December 31,
	2018	2017	2016
Weighted average exercise price - ($/share)	$1.05	$0.99	$1.14
Expected life in years	3.5	3.2	3.0
Average expected volatility	71%	73%	71%
Risk-free interest rate	2.51%	1.51%	1.1%
Weighted average grant date fair value - ($/share)	$0.68	$0.49	$0.49

Stock option activity for the year ended December 31, 2018 is provided below:

	Number of Shares Underlying Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at January 1, 2018	2,597	$1.77
Granted	671	1.05
Exercised	(528)	1.02
Forfeited/expired	(139)	5.60
Outstanding at December 31, 2018	2,601	1.54	2.26	$989
Exercisable at December 31, 2018	1,649	1.90	2.69	$499

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.  The intrinsic value of stock options exercised in 2018 and 2017 was $0.6 million and $0.0 million, respectively.  There were no exercises of stock options in 2016.

On February 28, 2019, the Company granted stock options for 622,140 shares to employees with an exercise price of $2.33 per share.

As of December 31, 2018, unrecognized compensation cost related to outstanding stock options was $0.2 million, which is expected to be recognized over a weighted average period of 1.1 years.

Restricted shares

Restricted stock granted to employees will vest over a period determined by the Compensation Committee which is generally a three-year period, vesting in three equal parts on the first three anniversaries following the date of the grant. Share grants to directors vest immediately and are not restricted. The following is a summary of activity in unvested restricted stock in 2018.

	Restricted Stock	Weighted Average Grant Price
	(in thousands)
Non-vested shares outstanding at January 1, 2018	340	$1.10
Awards granted	398	1.00
Awards vested	(231)	1.34
Awards forfeited	—	—
Non-vested shares outstanding at December 31, 2018	507	0.91

The total vest-date fair value of restricted stock awards which vested during 2018, 2017 and 2016 was $0.4 million, $0.3 million and $0.6 million, respectively. The weighted average grant date fair value per share of restricted stock awards was $1.71, $0.98 and $1.11 for the years ended December 31, 2018, 2017 and 2016, respectively.

On February 28, 2019, the Company issued 174,464 shares of service based restricted stock to employees with a grant date fair value of $2.33 per share.  The vesting of these shares is dependent upon the employee’s continued service with the Company.  The shares will vest in three equal parts over three years.

As of December 31, 2018, unrecognized compensation cost related to restricted stock totaled $0.2 million and is expected to be recognized over a weighted average period of 1.2 years.

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

The 815,355 SARs granted in 2016 vest over a three-year period with a life of 5 years and have a maximum spread of 300% of the $1.04 SAR price per share specified in a SAR award on the date of grant. On February 28, 2018, 2,373,411 SARs were granted which vest over a three-year period with a life of 5 years and have a $0.86 SAR price per share specified in a SAR award on the date of grant.  On February 28, 2019, 951,699 SARs were granted which vest over a three-year period with a life of 5 years and have a $2.33 SAR price per share specified in a SAR award on the date of grant.

For the year ended December 31, 2017, 1,049,528 SARs were granted, all having an exercise price of $1.20 per share. One-third of the SARs are to vest on or after the first anniversary of the grant date at such time when the market price per share of our common stock exceeds $1.30; one-third of the SARs are to vest on or after the second anniversary of the grant date at such time when the share price exceeds $1.50; and one-third of the SARs are to vest on or after the third anniversary of the grant date at such time when the share price exceeds $1.75. SARs granted in 2017 vest over a three year period with a life of 5 years.

Total compensation expense related to our SARs awards during the year ended December 31, 2018 was $1.6 million.

SAR activity for the year ended December 31, 2018 is provided below:

	Number of Shares Underlying SARs	Weighted Average Exercise Price Per Share	Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at January 1, 2018	1,076	$1.17
Granted	2,373	0.86
Exercised	(47)	1.20
Forfeited/expired	(33)	0.86
Outstanding at December 31, 2018	3,369	0.95	3.93	$1,896
Exercisable at December 31, 2018	371	1.15	2.99	$167

Other benefit plans

We sponsor a 401(k) plan, with a company match feature, for our employees. Costs incurred in the years ended December 31, 2018, 2017 and 2016 for the Company’s matching contribution and for administering the plan were approximately $0.3 million, $0.2 million and $0.3 million, respectively.

16.  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Our unaudited quarterly results for years ended December 31, 2018 and 2017 were prepared in accordance with GAAP, and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results. These adjustments are of a normal recurring nature. Quarterly income per share is based on the weighted average number of shares outstanding during the quarter. Because of changes in the number of shares outstanding during the quarters due to the exercise of stock options and issuance of common stock, the sum of quarterly earnings per share may not equal earnings per share for the year.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands of dollars except per share information)
2018:
Total revenues	$27,645	$24,426	$25,266	$27,606
Total operating costs and expenses	14,631	19,017	7,940	12,433
Operating income	13,038	5,723	17,320	15,206
Income from continuing operations	8,711	887	78,626	10,504
Loss from discontinued operations	(52)	(343)	(21)	(80)
Net income	8,659	544	78,605	10,424
Basic net income per share	$0.15	$0.02	$1.31	$0.17
Diluted net income per share	$0.15	$0.02	$1.28	$0.17
Basic income from continuing operations per share	$0.15	$0.02	$1.31	$0.17

Diluted income from continuing operations per share	$0.15	$0.02	$1.28	$0.17

As discussed further in Note 8, deferred income tax expense (benefit) for the three months ended September 30 and December 31, 2018 included $(66.6) million and $9.0 million, respectively, related to the recognition of deferred tax assets as well as adjustments to valuation allowances.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands of dollars except per share information)
2017:
Total revenues	$21,266	$20,425	$18,178	$17,156
Total operating costs and expenses	13,055	15,068	14,454	14,413
Operating income	8,148	5,587	3,721	2,495
Income (loss) from continuing operations	4,435	2,451	(148)	3,534
Loss from discontinued operations	(176)	(168)	(174)	(103)
Net income (loss)	4,259	2,283	(322)	3,431
Basic net income (loss) per share	$0.07	$0.04	$0.00	$0.06
Diluted net income (loss) per share	$0.07	$0.04	$0.00	$0.06
Basic income (loss) from continuing operations per share	$0.07	$0.04	$0.00	$0.06
Diluted income (loss) from continuing operations per share	$0.07	$0.04	$0.00	$0.06

As discussed in Note 2, subsequent to the issuance of our condensed consolidated financial statements for the three months ended September 30, 2018, we identified an error related to a gross up in oil and natural gas properties for the establishment of a deferred tax liability of $18.6 million as a result of differences between the book basis attributable to leasehold costs incurred in connection with the extension of the Etame Marin block production sharing contract with Gabon entered into on September 25, 2018 and the tax basis in these costs.   The condensed consolidated balance sheet below reflects the impact of this error as of September 30, 2018.

	As of September 30, 2018
	As Previously Reported	Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$33,715	$—	$33,715
Restricted cash	1,025	—	1,025
Receivables:
Trade	—	—	—
Accounts with joint venture owners, net of allowance of $0.5 million	931	—	931
Other	408	—	408
Crude oil inventory	2,232	—	2,232
Prepayments and other	3,058	—	3,058
Current assets - discontinued operations	3,222	—	3,222
Total current assets	44,591	—	44,591
Oil and natural gas properties, at cost - successful efforts method:
Proved properties	398,072	11,539	409,611
Unproved properties	16,698	7,073	23,771
Equipment and other	8,821	—	8,821
	423,591	18,612	442,203
Accumulated depreciation, depletion, amortization and impairment	(388,660)	—	(388,660)
Net oil and natural gas properties, equipment and other	34,931	18,612	53,543
Other noncurrent assets:
Restricted cash	918	—	918
Value added tax and other receivables, net of allowance of $2.1 million	2,306	—	2,306
Deferred tax assets	68,807	(18,612)	50,195
Abandonment funding	10,808	—	10,808
Total assets	$162,361	$—	$162,361

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,219	$—	$7,219
Accounts with joint venture owners	5,496	—	5,496
Accrued liabilities and other	17,662	—	17,662
Foreign taxes payable	1,775	—	1,775
Current portion of long term debt	—	—	—
Current liabilities - discontinued operations	15,191	—	15,191
Total current liabilities	47,343	—	47,343
Asset retirement obligations	14,459	—	14,459
Other long-term liabilities	1,264	—	1,264
Long term debt, excluding current portion, net	—	—	—
Total liabilities	63,066	—	63,066
Commitments and contingencies
Shareholders’ equity:
Preferred stock, none issued, 500,000 shares authorized, $25 par value	—	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized, 67,092,825 shares issued and 59,538,878 shares outstanding	6,709	—	6,709
Additional paid-in capital	72,229	—	72,229
Less treasury stock, 7,553,947 shares at cost	(37,798)	—	(37,798)
Retained earnings	58,155	—	58,155
Total shareholders' equity	99,295	—	99,295
Total liabilities and shareholders' equity	$162,361	$—	$162,361

SUPPLEMENTAL INFORMATION ON OIL AND NATURAL GAS PRODUCING ACTIVITIES (UNAUDITED)

This supplemental information is presented in accordance with certain provisions of ASC Topic 932 – Extractive Activities- Oil and Natural Gas. The geographic areas reported are the U.S. (North America), which includes our producing properties in the state of Texas, and International, which includes our producing properties offshore Gabon (Africa).

Costs Incurred for Acquisition, Exploration and Development Activities

	Year Ended December 31,
	2018	2017	2016
Costs incurred during the year:	(in thousands)
International:
Exploration costs - capitalized	$—	$—	$—
Exploration costs - expensed	14	7	5
Acquisition of properties	36,239	—	5,754
Development costs	—	—	—
Total	$36,253	$7	$5,759

Capitalized Costs Relating to Oil and Natural Gas Producing Activities

Capitalized costs pertain to our producing activities in Gabon and the U.S. and to undeveloped leasehold in Gabon, Equatorial Guinea and the U.S.

	December 31,
	2018	2017
Capitalized costs:	(in thousands)
Properties not being amortized	$30,059	$15,668
Properties being amortized (1)	409,487	389,935
Total capitalized costs	$439,546	$405,603
Less accumulated depletion, amortization and impairment	(387,868)	(384,014)
Net capitalized costs	$51,678	$21,589

(1) Includes $7.8 million and $11.0 million asset retirement cost in 2018 and 2017, respectively.  During the year ended December 31, 2018, we recorded a downward revision of $6.5 million to the ARO liability as a result of a change in the expected timing of the abandonment costs when the period of exploitation under the Etame PSC was extended to at least September 16, 2028 as discussed further in Note 9.

Results of Operations for Oil and Natural Gas Producing Activities

	International			U.S.
	Year Ended December 31,			Year Ended December 31,
	2018	2017	2016	2018	2017	2016
	(in thousands)
Crude oil and natural gas sales	$104,938	$76,978	$59,460	$5	$47	$324
Production costs and other expense (1)	(37,865)	(41,558)	(38,160)	(13)	(26)	(166)
Depreciation, depletion, amortization	(5,176)	(6,196)	(6,531)	(162)	(1)	(151)
Exploration expenses	(14)	(7)	(5)	—	—	—
Impairment of proved properties	—	—	—	—	—	(88)
Other operating expense	—	—	(8,853)	—	—	—
Bad debt recovery (expense)	77	(452)	(1,222)	—	—	—
Income tax benefit (expense)	(37,591)	(11,638)	(9,248)	36	1,260	—
Results from oil and natural gas producing activities	$24,369	$17,127	$(4,559)	$(134)	$1,280	$(81)

(1)Includes local general and administrative expenses, but excludes corporate general and administrative expenses and allocated corporate overhead.

Estimated Quantities of Proved Reserves

The estimation of net recoverable quantities of crude oil and natural gas is a highly technical process which is based upon several underlying assumptions that are subject to change. See “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition, Cash Flows and Liquidity – Critical Accounting Policies and Estimates – Successful Efforts Method of Accounting for Oil and Natural Gas Activities.” For a discussion of our reserve estimation process, including internal controls, see “Item 1. Business – Reserve Information.”

	Oil	Natural
Proved reserves:	(MBbls)	Gas (MMCF)
Balance at January 1, 2016	2,855	1,053
Production	(1,518)	(124)
Purchases of minerals in place	308	—
Sales of minerals in place	(12)	(929)
Revisions of previous estimates	1,009	—
Balance at December 31, 2016	2,642	—
Production	(1,518)	—
Revisions of previous estimates	1,925	—
Balance at December 31, 2017	3,049	—
Production	(1,369)	—
Additions associated with PSC Extension	2,235	—
Revisions of previous estimates	1,455	—
Balance at December 31, 2018	5,370	—

	Oil	Natural
Proved developed reserves:	(MBbls)	Gas (MMCF)
Balance at January 1, 2016	2,855	1,053
Balance at December 31, 2016	2,642	—
Balance at December 31, 2017	3,049	—
Balance at December 31, 2018	3,388	—

Our proved developed reserves are located offshore Gabon.  In 2018, we replaced 270% of production by adding a total of 3.7 MMBbls of proved reserves including 2.2 MMBbls of proved reserves additions as a result of extending the Etame PSC in Gabon. We also added 1.1 MMBbls of proved reserves as a result of improved reservoir performance and another 0.4 MMBbls of proved reserves as a result of higher oil pricing.  The upward revision of the previous estimates in 2017 was primarily a result of improved well performance and to a lesser degree the higher average crude oil prices. Reserves in 2018 also increased as a result of the PSC Extension.  In 2016, reserves increased as a result of estimated proved reserve quantities related to our acquisition of the Sojitz working interest in Etame Marin block (308 MBbls) as well as upward revisions to our estimated proved reserve quantities as a result of cost cutting efforts that had the impact of driving down operating cost projections and extending economic limits, demonstration of the effectiveness of deploying lower cost hydraulic workover units to conduct workovers during 2016 and success in production optimization produced better-than-forecasted results from the prior year’s development program (1,575 MBbls).

We maintain a policy of not booking proved reserves on discoveries until such time as a development plan has been prepared for the discovery indicating that the development well will be drilled within five years from the date of its initial booking. Additionally, the development plan is required to have the approval of our joint owners in the discovery. Furthermore, if a government agreement that the reserves are commercial is required to develop the field, this approval must have been received prior to booking any reserves.

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

In accordance with the guidelines of the SEC, our estimates of future net cash flow from our properties and the present value thereof are made using oil and natural gas contract prices using a twelve month average of beginning of month prices and are held constant throughout the life of the properties except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. The future cash flows are also based on costs in existence at the dates of the projections, excluding Gabon royalties, and the interests of other Consortium members. Future production costs do not include overhead charges allowed under joint operating agreements or headquarters general and administrative overhead expenses. However, all future costs related to future property abandonment when the wells become uneconomic to produce are included in future development costs for purposes of calculating the standardized measure of discounted net cash flows.  There were no discounted future net cash flows attributable to U.S. properties as of December 31, 2018, 2017 and 2016.

	International
(In thousands)	2018	2017	2016
Future cash inflows	$387,415	$165,341	$106,583
Future production costs	(228,999)	(108,387)	(71,260)
Future development costs (1)	(27,151)	(8,803)	(10,887)
Future income tax expense	(38,512)	(24,798)	(16,346)
Future net cash flows	92,753	23,353	8,090
Discount to present value at 10% annual rate	(12,697)	(863)	1,351
Standardized measure of discounted future net cash flows	$80,056	$22,490	$9,441

(1)Includes costs expected to be incurred to abandon the properties.

International income taxes represent amounts payable to the Government of Gabon on profit oil as final payment of corporate income taxes, and domestic income taxes (including other expenses treated as taxes).

Changes in Standardized Measure of Discounted Future Net Cash Flows

The following table sets forth the changes in standardized measure of discounted future net cash flows as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Balance at beginning of period	$22,490	$9,441	$27,141
Sales of oil and natural gas, net of production costs	(71,962)	(37,328)	(22,198)
Net changes in prices and production costs	55,468	35,257	(25,958)
Revisions of previous quantity estimates	33,344	18,743	19,558
Purchases	43,236	—	3,400
Divestitures of reserves	—	—	(835)
Changes in estimated future development costs	1,075	(692)	—
Development costs incurred during the period	763	2,298	—
Accretion of discount	4,530	2,482	4,657
Net change of income taxes	(8,889)	(7,432)	4,052
Change in production rates (timing) and other	1	(279)	(376)
Balance at end of period	$80,056	$22,490	$9,441

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

In accordance with the current guidelines of the SEC, estimates of future net cash flow from our properties and the present value thereof are made using an unweighted, arithmetic average of the first-day-of-the-month price for each of the 12 months of the year adjusted for quality, transportation fees and market differentials. Such prices are held constant throughout the life of the properties except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. For 2018, the average of such prices reflected a 32% increase during the year and were $70.83 per Bbl for crude oil from Gabon when compared to the average of such prices for 2017 of $53.49 per Bbl for crude oil from Gabon.

Under the Etame PSC in Gabon, the Gabonese government is the owner of all oil and natural gas mineral rights. The right to produce the oil and natural gas is stewarded by the Directorate Generale de Hydrocarbures and the Etame PSC was awarded by a decree from . Pursuant to the contract, the Gabon government receives a fixed royalty rate of 13%. Originally, under the Etame PSC, Gabonese government was not anticipated to take physical delivery of its allocated production. Instead, we were authorized to sell the Gabonese government’s share of production and remit the proceeds to the Gabonese government. Beginning in February 2018, the Gabonese government elected to take physical delivery of its allocated production volumes for Profit Oil (see discussion in Note 7 above).

The Consortium maintains a Cost Account, which entitles it to receive a portion of the production remaining after deducting the 13% royalty so long as there are amounts remaining in the Cost Account (“Cost Recovery”). Prior to the PSC Extension, the Consortium was entitled to a 70% Cost Recovery Percentage.  Under the PSC Extension, the Cost Recovery Percentage is increased to 80% for the ten-year period from September 17, 2018 through September 16, 2028.  After September 16, 2028, the Cost Recovery Percentage returns to 70%.  At December 31, 2018, there was $65.5 million in the Cost Account, net to our interest. As payment of corporate income taxes, the Consortium pays the government an allocation of the remaining Profit Oil production from the contract area ranging from 50% to 60% of the oil remaining after deducting the royalty and Cost Recovery. The percentage of Profit Oil paid to the government as tax is a function of production rates. However, when the Cost Account becomes substantially recovered, we only recover ongoing operating expenses and new project capital expenditures, resulting in a higher tax rate. Also because of the nature of the Cost Account, decreases in oil prices result in a higher number of barrels required to recover costs.

The Etame PSC allows for exploitation period through the carve-out of development areas which include all producing fields in the Etame Marin block as well as additional undeveloped areas where reserves may exist. The PSC Extension extends the term for each of the three exploitation areas in the Etame Marin block for a period of ten years with effect from September 17, 2018, the effective date of the PSC Extension.  Prior to the PSC Extension, the exploitation periods for the three exploitation areas in the Etame Marin block would expire beginning in June 2021.  The PSC Extension also grants the Consortium the right for two additional extension periods of five years each. This compares to the economic end date of reserves under the current reserve report prepared by our independent reserve engineering firm of Netherland, Sewell & Associates, Inc.

The PSC for Block P in Equatorial Guinea entitles us to receive up to 70% of any future production after royalty deduction so long as there are amounts remaining in the Cost Account. Royalty rates are 10-16% depending on production rates. The Consortium pays the government an allocation of the remaining “profit oil” production from the contract area ranging from 10% to 60% of the oil remaining after deducting the royalty and Cost Recovery. The percentage of “profit oil” paid to the government as tax is a function of cumulative production. In addition, Equatorial Guinea imposes a 25% income tax on net profits. The Block P PSC provides for a discovery to be reclassified into a development area with a term of 25 years. At December 31, 2018, we have no proved reserves related to Block P in Equatorial Guinea.