Form 10-Q
period 2020-03-31
VAALCO ENERGY INC /DE/
filed 2020-05-11
CIK 894627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________________

FORM 10-Q

________________________________

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

(713) 623-0801

(Registrant’s telephone number, including area code)

________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock	EGY	New York Stock Exchange
Common Stock	EGY	London Stock Exchange

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

As of April 30, 2020, there were outstanding 57,456,139 shares of common stock, $0.10 par value per share, of the registrant.

VAALCO ENERGY, INC. AND SUBSIDIARIES

 Unless the context otherwise indicates, references to “VAALCO,” “the Company”, “we,” “our,” or “us” in this Form 10-Q are references to VAALCO Energy, Inc., including its wholly-owned subsidiaries.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2020	December 31, 2019
ASSETS	(in thousands)
Current assets:
Cash and cash equivalents	$60,973	$45,917
Restricted cash	994	911
Receivables:
Trade	—	14,335
Accounts with joint venture owners, net of allowance of $0.0 million and $0.5 million, respectively	117	2,714
Other	2,241	1,517
Crude oil inventory	3,865	1,072
Prepayments and other	10,859	3,292
Total current assets	79,049	69,758
Crude oil and natural gas properties and equipment - successful efforts method:
Wells, platforms and other production facilities	442,866	422,651
Work-in-progress	—	7,378
Undeveloped acreage	21,476	23,771
Equipment and other	9,367	11,157
	473,709	464,957
Accumulated depreciation, depletion, amortization and impairment	(430,209)	(396,699)
Net crude oil and natural gas properties, equipment and other	43,500	68,258
Other noncurrent assets:
Restricted cash	925	925
Value added tax and other receivables, net of allowance of $1.7 million and $1.0 million, respectively	3,543	3,683
Right of use operating lease assets	30,448	33,383
Deferred tax assets	—	24,159
Abandonment funding	11,227	11,371
Total assets	$168,692	$211,537
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,804	$15,897
Accounts with joint venture owners	11,271	—
Accrued liabilities and other	22,990	29,773
Operating lease liabilities - current portion	12,050	11,990
Foreign taxes payable	4,177	5,740
Current liabilities - discontinued operations	395	350
Total current liabilities	65,687	63,750
Asset retirement obligations	16,421	15,844
Operating lease liabilities - net of current portion	18,379	21,371
Deferred tax liabilities	11,758	—
Other long term liabilities	34	852
Total liabilities	112,279	101,817
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, $25 par value; 500,000 shares authorized, none issued	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized, 67,799,100 and 67,673,787 shares issued, 57,632,974 and 58,024,571 shares outstanding, respectively	6,780	6,767
Additional paid-in capital	73,681	73,549
Less treasury stock, 10,166,126 and 9,649,216 shares, respectively, at cost	(42,081)	(41,429)
Retained earnings	18,033	70,833
Total shareholders' equity	56,413	109,720
Total liabilities and shareholders' equity	$168,692	$211,537

See notes to condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2020	2019
	(in thousands, except per share amounts)
Revenues:
Crude oil and natural gas sales	$18,389	$19,765
Operating costs and expenses:
Production expense	9,749	8,219
Depreciation, depletion and amortization	3,103	1,553
Impairment of proved crude oil and natural gas properties	30,625	—
General and administrative expense	754	4,439
Bad debt (recovery) expense and other	810	(29)
Total operating costs and expenses	45,041	14,182
Other operating expense, net	(31)	(37)
Operating income (loss)	(26,683)	5,546
Other income (expense):
Derivative instruments gain (loss), net	7,339	(1,912)
Interest income, net	116	187
Other, net	(31)	(238)
Total other income (expense), net	7,424	(1,963)
Income (loss) from continuing operations before income taxes	(19,259)	3,583
Income tax expense	33,478	2,753
Income (loss) from continuing operations	(52,737)	830
Income (loss) from discontinued operations, net of tax	(63)	5,671
Net income (loss)	$(52,800)	$6,501

Basic net income (loss) per share:
Income (loss) from continuing operations	$(0.91)	$0.01
Income (loss) from discontinued operations, net of tax	0.00	0.09
Net income (loss) per share	$(0.91)	$0.10
Basic weighted average shares outstanding	57,975	59,630
Diluted net income (loss) per share:
Income (loss) from continuing operations	$(0.91)	$0.01
Income (loss) from discontinued operations, net of tax	0.00	0.09
Net income (loss) per share	$(0.91)	$0.10
Diluted weighted average shares outstanding	57,975	60,683

See notes to condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Common Shares Issued	Treasury Shares	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Deficit)	Total
	(in thousands)
Balance at January 1, 2020	67,674	(9,649)	$6,767	$73,549	$(41,429)	$70,833	$109,720
Shares issued - stock-based compensation	125	—	13	(13)	—	—	—
Stock-based compensation expense	—	—	—	145	—	—	145
Treasury stock	—	(517)	—	—	(652)	—	(652)
Net loss	—	—	—	—	—	(52,800)	(52,800)
Balance at March 31, 2020	67,799	(10,166)	$6,780	$73,681	$(42,081)	$18,033	$56,413

	Common Shares Issued	Treasury Shares	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Deficit)	Total
	(in thousands)
Balance at January 1, 2019	67,168	(7,572)	$6,717	$72,358	$(37,827)	$68,579	$109,827
Shares issued - stock-based compensation	160	—	16	31	—	—	47
Stock-based compensation expense	—	—	—	28	—	—	28
Treasury stock	—	(45)	—	—	(105)	—	(105)
Net income	—	—	—	—	—	6,501	6,501
Balance at March 31, 2019	67,328	(7,617)	$6,733	$72,417	$(37,932)	$75,080	$116,298

See notes to condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2020	2019
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(52,800)	$6,501
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Income) loss from discontinued operations	63	(5,671)
Depreciation, depletion and amortization	3,103	1,553
Impairment of proved crude oil and natural gas properties	30,625	—
Other amortization	60	60
Deferred taxes	35,638	1,742
Unrealized foreign exchange gain	(22)	(12)
Stock-based compensation	(2,569)	1,723
Derivatives instruments (gain) loss	(7,339)	1,912
Cash settlements received on matured derivative contracts, net	718	1,131
Bad debt (recovery) expense and other	810	(29)
Other operating loss, net	31	37
Operational expenses associated with equipment and other	578	(109)
Change in operating assets and liabilities:
Trade receivables	14,335	2,871
Accounts with joint venture owners	13,812	4,986
Other receivables	(755)	311
Crude oil inventory	(2,793)	(489)
Prepayments and other	(993)	(202)
Value added tax and other receivables	(370)	738
Accounts payable	(1,130)	(3,923)
Foreign taxes payable	(1,284)	1,037
Accrued liabilities and other	(2,073)	(581)
Net cash provided by continuing operating activities	27,645	13,586
Net cash used in discontinued operating activities	(18)	(101)
Net cash provided by operating activities	27,627	13,485
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(11,980)	(788)
Net cash used in continuing investing activities	(11,980)	(788)
Net cash used in discontinued investing activities	—	—
Net cash used in investing activities	(11,980)	(788)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuances of common stock	—	47
Treasury shares	(652)	(105)
Net cash used in continuing financing activities	(652)	(58)
Net cash used in discontinued financing activities	—	—
Net cash used in financing activities	(652)	(58)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	14,995	12,639
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	59,124	46,655
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$74,119	$59,294

See notes to condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTAL DISCLOSURES (Unaudited)

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Supplemental disclosure of cash flow information:
Interest expense paid in cash	$—	$—
Income taxes paid in cash	$—	$—
Income taxes paid in-kind with crude oil	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment additions incurred but not paid at end of period	$10,991	$2,124
Recognition of right-of-use operating lease assets and liabilities	$—	$38,934
Asset retirement obligations	$359	$—

See notes to condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND ACCOUNTING POLICIES

VAALCO Energy, Inc. (together with its consolidated subsidiaries “we”, “us”, “our”, “VAALCO,” or the “Company”) is a Houston, Texas based independent energy company engaged in the acquisition, exploration, development and production of crude oil. As operator, the Company has production operations and conducts exploration activities in Gabon, West Africa. The Company has opportunities to participate in development and exploration activities in Equatorial Guinea, West Africa. As discussed further in Note 3 below, the Company has discontinued operations associated with activities in Angola, West Africa.

VAALCO’s consolidated subsidiaries are VAALCO Gabon (Etame), Inc., VAALCO Production (Gabon), Inc., VAALCO Gabon S.A., VAALCO Angola (Kwanza), Inc., VAALCO Energy (EG), Inc., VAALCO Energy Mauritius (EG) Limited and VAALCO Energy (USA), Inc.

These condensed consolidated financial statements are unaudited, but in the opinion of management, reflect all adjustments necessary for a fair presentation of results for the interim periods presented. All adjustments are of a normal recurring nature unless disclosed otherwise. Interim period results are not necessarily indicative of results expected for the full year.

These condensed consolidated financial statements have been prepared in accordance with rules of the Securities and Exchange Commission (“SEC”) and do not include all the information and disclosures required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. They should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which includes a summary of the significant accounting policies.

A novel strain of coronavirus (“COVID-19”) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served.  The Company has instituted some and may take additional temporary precautionary measures intended to help ensure the well-being of its employees and minimize business disruption. The adverse economic effects of the COVID-19 outbreak have materially decreased demand for crude oil based on the restrictions in place by governments trying to curb the outbreak and changes in consumer behavior. This has led to a significant global oversupply of oil and consequently a substantial decrease in crude oil prices. While global oil producers, including the Organization of Petroleum Exporting Countries and other oil producing nations (OPEC+), have reached agreement to cut oil production, downward pressure on commodity prices has remained and could continue for the foreseeable future, particularly given concerns over available storage capacity for oil. The Company considered the impact of COVID-19 and the substantial decline in crude oil prices on the assumptions and estimates used and as a result has recognized a number of material charges during the three months ended March 31, 2020, including impairments to its capitalized costs for proved crude oil and natural gas properties and valuation allowances on its deferred tax assets. These are discussed further in the following notes. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of Company to complete future drilling campaigns and other efforts required to advance the development of its objectives.

Restricted cash and abandonment funding – Restricted cash includes cash that is contractually restricted. Restricted cash is classified as a current or non-current asset based on its designated purpose and time duration. Current amounts in restricted cash at March 31, 2020 and 2019, respectively, each include an escrow amount representing bank guarantees for customs clearance in Gabon. Long term amounts at March 31, 2020 and 2019 include a charter payment escrow for the floating, production, storage and offloading vessel (“FPSO”) offshore Gabon as discussed in Note 10. The Company invests restricted and excess cash in readily redeemable money market funds.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	As of March 31,
	2020	2019
	(in thousands)
Cash and cash equivalents	$60,973	$46,195
Restricted cash - current	994	788
Restricted cash - non-current	925	921
Abandonment funding	11,227	11,390
Total cash, cash equivalents and restricted cash	$74,119	$59,294

The Company conducts regular abandonment studies to update the estimated costs to abandon the offshore wells, platforms and facilities on the Etame Marin block. This cash funding is reflected under “Other noncurrent assets” as “Abandonment funding” in the condensed consolidated balance sheets. Future changes to the anticipated abandonment cost estimate could change the asset retirement obligation and the amount of future abandonment funding payments. See Note 12 for further discussion.

On February 28, 2019, the Gabonese branch of the international commercial bank holding the abandonment funds in a U.S. dollar denominated account advised that the bank regulator required transfer of the funds to the Central Bank for African Economic and Monetary Community (“CEMAC”) of which Gabon is one of the six member states, for conversion to local currency with a credit back to the Gabonese branch in local currency. The Company’s production sharing contract related to the Etame Marin block located offshore Gabon (“Etame Marin block PSC”) provides these payments must be denominated in U.S. dollars and the CEMAC regulations provide for establishment of a U.S. dollar account with the Central Bank. Although we have requested establishment of such account, the Central Bank has not complied with our requests. As a result, we were not able to make the annual abandonment funding payment in 2019. Amendment No. 5 to the Etame Marin block PSC also provides that in the event that the Gabonese bank fails for any reasons to reimburse all of the principal and interest due, the Company and other joint interest owners shall no longer be held liable for the obligation to remediate the sites.

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

The Company routinely assesses the recoverability of all material receivables to determine their collectability. The Company accrues a reserve on a receivable when, based on management’s judgment, it is probable that a receivable will not be collected and the amount of such reserve may be reasonably estimated. When collectability is in doubt, the Company records an allowance against the accounts receivable and a corresponding income charge for bad debts, which appears in the “Bad debt (recovery) expense and other” line item of the condensed consolidated statements of operations.

As of March 31, 2020, the outstanding VAT receivable balance, excluding the allowance for bad debt, was approximately $10.4 million ($3.5 million, net to VAALCO). As of March 31, 2020, the exchange rate was XAF 593.1 = $1.00. As of December 31, 2019, the exchange rate was XAF 585.7 = $1.00.

For the three months ended March 31, 2020, the Company recorded a net expense of $0.8 million related to the allowance for bad debt for VAT for which the government of Gabon has not reimbursed us. For the three months ended March 31, 2019, the Company recorded a net recovery of $32 thousand. The receivable amount, net of allowances, is reported as a non-current asset in the “Value added tax and other receivables” line item in the condensed consolidated balance sheets. Because both the VAT receivable and the related allowances are denominated in XAF, the exchange rate revaluation of these balances into U.S. dollars at the end of each reporting period also has an impact on profit/loss. Such foreign currency gains (losses) are reported separately in the “Other, net” line item of the condensed consolidated statements of operations.

The following table provides a roll forward of the aggregate allowance:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Allowance for bad debt
Balance at beginning of year	$(1,508)	$(2,535)
Bad debt recovery (charge)	(810)	29
Adjustment associated with reversal of allowance on Mutamba receivable	593	—
Adjustment associated with settlement of customs audit	—	623
Foreign currency gain	—	29
Balance at end of period	$(1,725)	$(1,854)

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

Fair value of financial instruments – The Company’s assets and liabilities include financial instruments such as cash and cash equivalents, restricted cash, accounts receivable, derivative assets, accounts payable, stock appreciation rights (“SARs) and guarantee. As discussed above, derivative assets and liabilities are measured and reported at fair value each period with changes in fair value recognized in net income. With respect to the Company’s other financial instruments included in current assets and liabilities, the carrying value of each financial instrument approximates fair value primarily due to the short-term maturity of these instruments. There were no transfers between levels for the three months ended March 31, 2020 and 2019.

		As of March 31, 2020
	Balance Sheet Line	Level 1	Level 2	Level 3	Total
		(in thousands)
Assets
Derivative asset commodity swaps	Prepayments and other	$—	$7,257	$—	$7,257
		$—	$7,257	$—	$7,257
Liabilities
SARs liability	Accrued liabilities	$—	$742	$—	$742
SARs liability	Other long-term liabilities	—	34	—	34
		$—	$776	$—	$776

		As of December 31, 2019
	Balance Sheet Line	Level 1	Level 2	Level 3	Total
		(in thousands)
Assets
Derivative asset commodity swaps	Prepayments and other	$—	$636	$—	$636
		$—	$636	$—	$636
Liabilities
SARs liability	Accrued liabilities	$—	$2,638	$—	$2,638
SARs liability	Other long-term liabilities	—	852	—	852
		$—	$3,490	$—	$3,490

Crude Oil and natural gas properties, equipment and other – The Company uses the successful efforts method of accounting for crude oil and natural gas producing activities. Management believes that this method is preferable, as the Company has focused on exploration activities wherein there is risk associated with future success and as such earnings are best represented by drilling results. See Note 7 for further discussion.

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

Lease commitments – The Company lessees of office buildings, warehouse and storage facilities, equipment and corporate housing under leasing agreements that expire at various times. All leases are characterized as operating leases and are expensed either as production expenses or general and administrative expenses. See Note 11 for further discussion.

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

A liability for ARO is recognized in the period in which the legal obligations are incurred if a reasonable estimate of fair value can be made. The ARO liability reflects the estimated present value of the amount of dismantlement, removal, site reclamation, and similar activities associated with the crude oil and natural gas properties. The Company uses current retirement costs to estimate the expected cash outflows for retirement obligations. Inherent in the present value calculation are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit-adjusted discount rates, timing of settlement, and changes in the legal, regulatory, environmental, and political environments. Initial recording of the ARO liability is offset by the corresponding capitalization of asset retirement asset recorded to crude oil and natural gas properties. To the extent these or other assumptions change after initial recognition of the liability, the fair value estimate is revised and the recognized liability is adjusted, with a corresponding adjustment made to the related asset balance or income statement, as appropriate. Depreciation of the capitalized asset retirement costs and accretion of asset retirement obligations are recorded over time. Depreciation is generally determined on a units-of-production basis for crude oil and natural gas production facilities, while accretion escalates over the lives of the assets to reach the settlement value. See Note 12 for disclosures regarding the asset retirement obligations. Where there is a downward revision to the ARO that exceeds the net book value of the related asset, the corresponding adjustment is limited to the amount of the net book value of the asset and the remaining amount is recognized as a gain.

Revenue recognition– Revenues from contracts with customers are generated from sales in Gabon pursuant to crude oil sales and purchase agreements (“COSPA”). There is a single performance obligation (delivering crude oil to the delivery point, i.e. the connection to the customer’s crude oil tanker) that gives rise to revenue recognition at the point in time when the performance obligation event takes place. In addition to revenues from customer contracts, the Company has other revenues related to contractual provisions under the Etame Marin block PSC. The Etame Marin block PSC is not a customer contract. The Etame Marin block PSC includes provisions for payments to the government of Gabon for: royalties based on 13% of production at the published price and a shared portion of “Profit Oil” determined based on daily production rates, as well as a gross carried working interest of 7.5% (increasing to 10% beginning June 20, 2026) for all costs. For both royalties and Profit Oil, the Etame Marin block PSC provides that the government of Gabon may settle these obligations in-kind, i.e. taking crude oil barrels, rather than with cash payments. See Note 6 for further discussion.

Income taxes – The Company’s tax provision is based on expected taxable income, statutory rates and tax planning opportunities available to the Company in the various jurisdictions in which the Company operates. The determination and evaluation of the Company’s tax provision and tax positions involves the interpretation of the tax laws in the various jurisdictions in which the Company operates and requires significant judgment and the use of estimates and assumptions regarding significant future events such as the amount, timing and character of income, deductions and tax credits. Changes in tax laws, regulations, agreements and tax treaties or the Company’s level of operations or profitability in each jurisdiction would impact the Company’s tax liability in any given year. The Company also operates in foreign jurisdictions where the tax laws relating to the crude oil and natural gas industry are open to interpretation, which could potentially result in tax authorities asserting additional tax liabilities. While the Company’s income tax provision (benefit) is based on the best information available at the time, a number of years may elapse before the ultimate tax liabilities in the various jurisdictions are determined. We also record as income tax expense the increase or decrease in the value of the government’s allocation of Profit Oil, which results due to change in value from the time the allocation is originally produced to the time the allocation is actually lifted.

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

In certain jurisdictions, the Company may deem the likelihood of realizing deferred tax assets as remote where the Company expects that, due to the structure of operations and applicable law, the operations in such jurisdictions will not give rise to future tax consequences. For such jurisdictions, the Company has not recognized deferred tax assets. Should the Company’s expectations change regarding the expected future tax consequences, it may be required to record additional deferred taxes that could have a material effect on the Company’s condensed consolidated financial position and results of operations. See Note 15 for further discussion.

Earnings per Share – Basic earnings per common share is calculated by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing earnings available to common stockholders by the weighted average number of diluted common shares outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities consist of unvested restricted stock awards and stock options using the treasury method. Under the treasury method, the amount of unrecognized compensation expense related to unvested stock-based compensation grants or the proceeds that would be received if the stock options were exercised are assumed to be used to repurchase shares at the average market price. When a loss exists, all potentially dilutive securities are anti-dilutive and are therefore excluded from the computation of diluted earnings per share. See Note 5 for further discussion.

2.  NEW ACCOUNTING STANDARDS

Not Yet Adopted

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2019-12, Income Taxes (Topic 740: Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which removes certain exceptions to the general principles in Topic 740. ASU 2019-12 is effective for the fiscal years beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating this guidance to determine the impact it may have on its condensed consolidated financial statements.

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

In March 2020, the FASB issued ASU 2020-04 - Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848). This ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates (IBORs) and, particularly, the risk of cessation of the London Interbank Offered Rate (LIBOR), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. The amendments in this ASU are effective for all entities as of March 12, 2020 through December 31, 2022. The Company is still evaluating the effect of adopting this guidance.

In March 2020, the FASB issued ASU 2020-03 - Codification Improvements to Financial Instruments. This ASU improves and clarifies various financial instruments topics, including the CECL standard. The ASU includes seven different issues that describe the areas of improvement and the related amendments to GAAP, intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The amendments in this ASU have different effective dates. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.

Adopted

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Topic 350): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other, in making the determination as to which implementation costs are to be capitalized as assets and which costs are to be expensed as incurred. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company’s adoption of this guidance on January 1, 2020 did not have an impact on its financial position, results of operations, cash flows and related disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). This ASU modifies the disclosure requirements for fair value measurements. ASU 2018-13 removes the requirement to disclose (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (2) the policy for timing of transfers between levels, and (3) the valuation processes for Level 3 fair value measurements. ASU 2018-13 requires disclosure of changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 applies to all entities and is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company’s adoption of this guidance on January 1, 2020 did not have an impact on its financial position, results of operations, cash flows and related disclosures.

3. DISPOSITIONS

Discontinued Operations - Angola

In November 2006, the Company signed a production sharing contract for Block 5 offshore Angola (“Block 5 PSA”). The Company’s working interest was 40%, and the Company carried Sonangol P&P, for 10% of the work program. On September 30, 2016, the Company notified Sonangol P&P that it was withdrawing from the joint operating agreement effective October 31, 2016. On November 30, 2016, the Company notified the national concessionaire, Sonangol E.P., that it was withdrawing from the Block 5 PSA. Further to the decision to withdraw from Angola, the Company closed its office in Angola and reduced its activities in Angola. As a result of this strategic shift, the Company classified all the related assets and liabilities as those of discontinued operations in the condensed consolidated balance sheets. The operating results of the Angola segment have been classified as discontinued operations for all periods presented in the Company’s condensed consolidated statements of operations. The Company segregated the cash flows attributable to the Angola segment from the cash flows from continuing operations for all periods presented in the Company’s condensed consolidated statements of cash flows. The following tables summarize selected financial information related to the Angola segment’s assets and liabilities as of March 31, 2020 and December 31, 2019 and its results of operations for the three months ended March 31, 2020 and 2019.

Summarized Results of Discontinued Operations

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Operating costs and expenses:
Gain on settlement of drilling obligation	$—	$(7,193)
General and administrative expense	80	14
Total operating costs, expenses and (recovery)	80	(7,179)
Operating income (loss)	(80)	7,179
Income (loss) from discontinued operations before income taxes	(80)	7,179
Income tax expense (benefit)	(17)	1,508
Income (loss) from discontinued operations	$(63)	$5,671

Assets and Liabilities Attributable to Discontinued Operations

	As of March 31, 2020	As of December 31, 2019
	(in thousands)
ASSETS
Accounts with joint venture owners	$—	$—
Total current assets	—	—
Total assets	$—	$—

LIABILITIES
Current liabilities:
Accounts payable	$16	$8
Accrued liabilities and other	379	342
Total current liabilities	395	350
Total liabilities	$395	$350

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

Segment activity of continuing operations for the three months ended March 31, 2020 and 2019 as well as long-lived assets and segment assets at March 31, 2020 and December 31, 2019 are as follows:

	Three Months Ended March 31, 2020
(in thousands)	Gabon	Equatorial Guinea	Corporate and Other	Total
Revenues-crude oil and natural gas sales	$18,389	$—	$—	$18,389
Depreciation, depletion and amortization	3,072	—	31	3,103
Impairment of proved crude oil and natural gas properties	30,625	—	—	30,625
Bad debt recovery and other	810	—	—	810
Operating income (loss)	(26,283)	(125)	(275)	(26,683)
Derivative instruments gain (loss), net	—	—	7,339	7,339
Income tax expense	22,039	—	11,439	33,478
Additions to crude oil and natural gas properties and equipment – accrual	9,421	—	—	9,421

	Three Months Ended March 31, 2019
(in thousands)	Gabon	Equatorial Guinea	Corporate and Other	Total
Revenues-crude oil and natural gas sales	$19,765	$—	$—	$19,765
Depreciation, depletion and amortization	1,479	—	74	1,553
Impairment of proved crude oil and natural gas properties	—	—	—	—
Bad debt recovery and other	(29)	—	—	(29)
Operating income (loss)	9,530	(186)	(3,798)	5,546
Derivative instruments gain (loss), net	—	—	(1,912)	(1,912)
Income tax expense	2,491	10	252	2,753
Additions to crude oil and natural gas properties and equipment – accrual	681	(187)	191	685

(in thousands)	Gabon	Equatorial Guinea	Corporate and Other	Total
Long-lived assets from continuing operations:
As of March 31, 2020	$33,202	$10,000	$298	$43,500
As of December 31, 2019	$57,930	$10,000	$328	$68,258

(in thousands)	Gabon	Equatorial Guinea	Corporate and Other	Total
Total assets from continuing operations:
As of March 31, 2020	$117,173	$10,112	$41,407	$168,692
As of December 31, 2019	$151,686	$10,087	$49,764	$211,537

Information about the Company’s most significant customers

The Company sells crude oil production from Gabon under term contracts with pricing based upon an average of Dated Brent in the month of lifting, adjusted for location and market factors. From August 2015 through January 2019, the Company sold its crude oil to Glencore Energy UK Ltd. (“Glencore”) and Mercuria Energy Trading SA (“Mercuria”) that covered sales from February 2019 through January 2020. Sales of crude oil to Glencore and Mercuria were approximately 100% of total revenues for the period during the terms of their contracts. The Company signed a new contract with ExxonMobil Corporation (“Exxon”) that covers sales from February 2020 through January 2021 with pricing based upon an average of Dated Brent in the month of lifting, adjusted for location and market factors. During the three months ended March 31, 2020, revenues from sales of crude oil to Mercuria and Exxon were approximately 52% and 48%, respectively, of total revenues from customers.

5.  EARNINGS PER SHARE

Basic earnings per share (“EPS”) is calculated using the average number of shares of common stock outstanding during each period. For the calculation of diluted shares, the Company assumes that restricted stock is outstanding on the date of vesting, and the Company assumes the issuance of shares from the exercise of stock options using the treasury stock method.

A reconciliation or reported net income (loss) to net income (loss) used in calculating EPS as well as a reconciliation from basic to diluted shares follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net income (loss) (numerator):
Income (loss) from continuing operations	$(52,737)	$830
(Income) loss from continuing operations attributable to unvested shares	—	(7)
Numerator for basic	(52,737)	823
(Income) loss from continuing operations attributable to unvested shares	—	—
Numerator for dilutive	$(52,737)	$823

Income (loss) from discontinued operations, net of tax	$(63)	$5,671
(Income) loss from discontinued operations attributable to unvested shares	—	(49)
Numerator for basic	(63)	5,622
(Income) loss from discontinued operations attributable to unvested shares	—	—
Numerator for dilutive	$(63)	$5,622

Net income (loss)	$(52,800)	$6,501
Net (income) loss attributable to unvested shares	—	(56)
Numerator for basic	(52,800)	6,445
Net (income) loss attributable to unvested shares	—	—
Numerator for dilutive	$(52,800)	$6,445

Weighted average shares (denominator):
Basic weighted average shares outstanding	57,975	59,630
Effect of dilutive securities	—	1,053
Diluted weighted average shares outstanding	57,975	60,683
Stock options and unvested restricted stock grants excluded from dilutive calculation because they would be anti-dilutive	725	789

6. REVENUE

Revenues from contracts with customers are generated from sales in Gabon pursuant to COSPAs. The COSPAs have been and will be renewed or replaced from time to time either with the current buyer or another buyer. See Note 4 under Information about the Company’s most significant customers for further discussion.

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

In addition to revenues from customer contracts, the Company has other revenues related to contractual provisions under the Etame Marin block PSC. The Etame Marin block PSC is not a customer contract, and therefore the associated revenues are not within the scope of ASC 606. The terms of the Etame Marin block PSC includes provisions for payments to the government of Gabon for royalties based on 13% of production at the published price, and a shared portion of “Profit Oil” determined based on daily production rates as well as a gross carried working interest of 7.5% (increasing to 10% beginning June 20, 2026) for all costs. For both royalties and Profit Oil, the Etame Marin block PSC provides that the government of Gabon may settle these obligations in-kind, i.e. taking crude oil barrels, rather than with cash payments.

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

With respect to the government’s share of Profit Oil, the Etame Marin block PSC provides that the corporate income tax liability is satisfied through the payment of Profit Oil. In the condensed consolidated statements of operations, the government’s share of revenues from Profit Oil is reported in revenues with a corresponding amount reflected as current income tax expense. Prior to February 1, 2018, the government did not take any of its share of Profit Oil in-kind. These revenues have been included in revenues to customers as the Company entered into the contract with the customer to sell the crude oil and was subject to the performance obligations associated with the contract. For the in-kind sales by the government beginning February 1, 2018, these sales are not considered revenues under a customer contract as the Company is not a party to the contracts with the buyers of this crude oil. However, consistent with the reporting of Profit Oil in prior periods, the amount associated with the Profit Oil under the terms of the Etame Marin block PSC is reflected as revenue with an offsetting amount reported as a current income tax expense. Payments of the income tax expense will be reported in the period in that the government takes its Profit Oil in-kind, i.e. the period in which it lifts the crude oil. No in-kind payment in the current year has been made. As of March 31, 2020 and December 31, 2019, the foreign taxes payable attributable to this obligation was $4.2 million and $5.7 million, respectively.

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

The following table presents revenues from contracts with customers as well as revenues associated with the obligations under the Etame Marin block PSC.

	Three Months Ended March 31,
	2020	2019
Revenue from customer contracts:	(in thousands)
Sales under the COSPA	$20,444	$21,811
Other items reported in revenue not associated with customer contracts:
Gabonese government share of Profit Oil taken in-kind	—	—
Carried interest recoupment	885	707
Royalties	(2,940)	(2,753)
Total revenue, net	$18,389	$19,765

7.  CRUDE OIL AND NATURAL GAS PROPERTIES AND EQUIPMENT

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

In consideration for the PSC Extension, the Consortium agreed to a signing bonus of $65.0 million ($21.8 million, net to VAALCO) payable to the government of Gabon (the “signing bonus”). The Consortium paid $35.0 million ($11.8 million, net to VAALCO) in cash on September 26, 2018 and paid $25.0 million ($8.4 million, net to VAALCO) through an agreed upon reduction of the VAT receivable owed by the government of Gabon to the Consortium as of the effective date. An additional $5.0 million ($1.7 million, net to VAALCO) is to be paid in cash by the Consortium following the end of the drilling activities described below. The Company accrued the $1.7 million share of this remaining payment as of December 31, 2019. This payment was made in February 2020. The amount paid through a reduction in VAT has been recorded at $4.2 million, which represents the book value of the receivable, net of the valuation allowance as of the effective date. In addition, the Company recorded an increase of $18.6 million resulting from the deferred tax impact for the difference between book basis and tax basis. A corresponding $18.6 million deferred tax liability was recorded, which reduced the net deferred tax assets. The Company has allocated the share of the signing bonus between proved and unproved leasehold costs using the acreage attributable to the previous exploitation areas and the additional acreage in the expanded exploitation areas resulting in $22.5 million being attributed to proved leasehold costs and $13.7 million attributed to unproved leasehold costs.

Under the PSC Extension, the Consortium was required to drill two wells and two appraisal wellbores by September 16, 2020. The Consortium completed drilling two development wells and two appraisal wellbores during the 2019/2020 drilling campaign with the last appraisal wellbore completed in February 2020. The Consortium is also required to complete two technical studies by September 16, 2020 at an estimated cost of $1.3 million gross ($0.4 million, net to VAALCO). These studies are currently being performed and are expected to be completed on a timely basis.

In accordance with the Etame Marin block PSC, the Consortium maintains a “Cost Account,” which accumulates capital costs and operating expenses that are deductible against revenues, net of royalties, in determining taxable profits. Prior to the PSC Extension, the Consortium was entitled to take up to 70% of production remaining after the 13% royalty (“Cost Recovery Percentage”) to recover its costs so long as there are amounts remaining in the Cost Account. Under the PSC Extension, the Cost Recovery Percentage is increased to 80% for the ten-year period from September 17, 2018 through September 16, 2028. After September 16, 2028, the Cost Recovery Percentage returns to 70%.

Prior to the PSC Extension, the Etame Marin block PSC provided for the government of Gabon to take a 7.5% gross working interest carried by the Consortium. The government of Gabon transferred this interest to a third party. Pursuant to the PSC Extension, the government of Gabon will acquire from the Consortium an additional 2.5% gross working interest carried by the Consortium effective June 20, 2026. VAALCO’s share of this interest to be transferred to the government of Gabon is 0.8%.

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

Declining forecasted oil prices in the first quarter 2020 caused us to perform an impairment review during this period. The impairment test was performed using the year end 2019 independently prepared reserve report, estimated reserves for the South East Etame 4H well completed in March 2020 and forward price curves. The Company performed a recoverability test as defined under ASC 932 and ASC 360, noting that the undiscounted cash flows related to the Etame, Avouma, Ebouri, Southeast Etame and North Tchibala fields were less than the book values for these fields resulting in the Company recording a $30.6 million impairment loss to write down the Company’s investment in each field to their fair value of $15.6 million.

There was no triggering event in the first quarter of 2019 that would cause us to believe the value of crude oil and natural gas producing properties should be impaired. Factors considered included the fact that we incurred no significant capital expenditures in 2019 related to the fields in the Etame Marin block, the future strip prices for the first quarter of 2019 increased from the fourth quarter of 2018, and there were no indicators that adjustments were needed to the year-end reserve report.

Undeveloped Leasehold Costs

VAALCO acquired a 31% working interest in an undeveloped portion of a block (“Block P”) offshore Equatorial Guinea in 2012.  The Ministry of Mines and Hydrocarbons (“EG MMH”) approved our appointment as operator for Block P interest on November 12, 2019 and we are currently waiting on a production sharing contract amendment to begin activities in Block P.  The Company acquired an additional working interest of 12% from Atlas Petroleum, thereby increasing its working interest to 43% in 2020, in exchange for a potential future payment of $3.1 million in the event that there is commercial production from Block P, and the EG MMH has approved this assignment.  VAALCO is in commercial discussions with Levene Hydrocarbon Limited (“Levene”) to acquire a portion of VAALCO’s working interest in Block P in exchange for Levene carrying VAALCO’s cost to drill an exploratory well and for VAALCO to serve as a non-owner operator, under a service agreement with Levene, on Blocks 3, 4 and 19 in Equatorial Guinea. Levene and VAALCO have executed a non-binding Memorandum of Understanding regarding these commercial discussions; however, neither have executed any binding agreements and there can be no certainty a transaction will be completed.  Further, approval of the assignment to Levene by the EG MMH must be obtained prior to any transaction being completed. As of March 31, 2020, the Company had $10.0 million recorded for the book value of the undeveloped leasehold costs associated with the Block P license.  VAALCO and its current and potential future joint venture owners are evaluating the timing and budgeting for development and exploration activities under a development and production area in the block, including the approval of a development and production plan.  The Block P production sharing contract provides for a development and production period of 25 years from the date of approval of a development and production plan.

As a result of the PSC Extension, the exploitation area for the Etame Marin block was expanded to include previously undeveloped acreage. The Company allocated $6.7 million of the share of the signing bonus and $7.1 million of the $18.6 million resulting from the deferred tax impact for the difference between book basis and tax basis to unproved leasehold costs using the acreage attributable to the previous exploitation areas and the additional acreage in the expanded exploitation areas. Exploitation of this additional area is permitted throughout the term of the Etame Marin block PSC. As a result of discovering reserves in connection with drilling the South East Etame 4H development well in March 2020, $2.3 million of costs were transferred to proved leasehold costs leaving a remaining $11.5 million in unproved leasehold costs.

Capitalized Equipment Inventory

Capitalized equipment inventory is reviewed regularly for obsolescence. Adjustments for inventory obsolescence are recorded on “Other operating expense, net” line item of the condensed consolidated statement of operations but were not material for the three months ended March 31, 2020 and 2019.

8. DERIVATIVES AND FAIR VALUE

The Company uses derivative financial instruments to achieve a more predictable cash flow from crude oil production by reducing the Company’s exposure to price fluctuations.

Commodity swaps - In June 2018, the Company entered into commodity swaps at a Dated Brent weighted average of $74.00 per barrel for the period from and including June 2018 through June 2019 for a quantity of approximately 400,000 barrels. On May 6, 2019, the Company entered into commodity swaps at a Dated Brent weighted average of $66.70 per barrel for the period from and including July 2019 through June 2020 for an approximate quantity of 500,000 barrels. If the liability position for these swaps exceeds $10.0 million, the Company would be required to provide a bank letter of credit or deposit cash into an escrow account for the amount by which the liability exceeds $10.0 million. At March 31, 2020, the Company’s unexpired commodity swaps as shown in the table below had a fair value asset position of $7.3 million reflected in “Prepayments and other” line of the Company’s condensed consolidated balance sheet. These swaps settle on a monthly basis.

				Swaps
Settlement Period	Type of Contract	Index	Barrels	Weighted Average Fixed Price
April 2020 to June 2020	Swaps	Dated Brent	172,160	$66.70
			172,160

While these commodity swaps are intended to be an economic hedge to mitigate the impact of a decline in crude oil prices, the Company has not elected hedge accounting. The contracts are being measured at fair value each period, with changes in fair value recognized in net income. The Company does not enter into derivative instruments for speculative or trading proposes.

The crude oil swap contracts are measured at fair value using the Income Method. Level 2 observable inputs used in the valuation model include market information as of the reporting date, such as prevailing Brent crude futures prices, Brent crude futures commodity price volatility and interest rates. The determination of the swap contracts fair value includes the impact of the counterparty’s non-performance risk.

To mitigate counterparty risk, the Company enters into such derivative contracts with creditworthy financial institutions deemed by management as competent and competitive market makers.

The following table sets forth the gain (loss) on derivative instruments on the Company’s condensed consolidated statements of operations:

		Three Months Ended March 31,
Derivative Item	Statement of Operations Line	2020	2019
		(in thousands)
Crude oil swaps	Realized gain - contract settlements	$718	$1,131
	Unrealized gain (loss)	6,621	(3,043)
	Derivative instruments gain (loss), net	$7,339	$(1,912)

9. ACCRUED LIABILITIES AND OTHER

Accrued liabilities and other balances were comprised of the following:

	As of March 31, 2020	As of December 31, 2019
	(in thousands)
Accrued accounts payable invoices	$5,934	$4,650
Joint venture audit settlement	—	3,322
Gabon DMO, PID and PIH obligations	3,796	3,314
Capital expenditures	9,041	11,792
Stock appreciation rights	742	2,638
Accrued wages and other compensation	1,562	1,731
Other	1,915	2,326
Total accrued liabilities and other	$22,990	$29,773

10.  COMMITMENTS AND CONTINGENCIES

Abandonment funding

Under the terms of the Etame Marin block PSC, the Company has a cash funding arrangement for the eventual abandonment of all offshore wells, platforms and facilities on the Etame Marin block. As a result of the PSC Extension, annual funding payments are spread over the periods from 2018 through 2028. The amounts paid will be reimbursed through the Cost Account and are non-refundable. The abandonment estimate used for this purpose is approximately $61.8 million ($19.2 million net to VAALCO) on an undiscounted basis. Through March 31, 2020, $36.1 million ($11.2 million net to VAALCO) on an undiscounted basis has been funded. This cash funding is reflected under “Other noncurrent assets” in the “Abandonment funding” line item of the condensed consolidated balance sheet. Future changes to the anticipated abandonment cost estimate could change the asset retirement obligation and the amount of future abandonment funding payments.

On March 5, 2019, in accordance with certain foreign currency regulatory requirements, the Gabonese branch of the international commercial bank holding the abandonment funds in a U.S. dollar denominated account transferred the funds to the Central Bank for “CEMAC” (the Central African Economic and Monetary Community), of which Gabon is one of the six member states. The U.S. dollars were converted to local currency with a credit back to the Gabonese branch. Amendment No. 5 to the Etame Marin block PSC provides that in the event that the Gabonese bank fails for any reasons to reimburse all of the principal and interest due, the Company will no longer be held liable for the resulting shortfall in funding the obligation to remediate the sites.

FPSO charter

In connection with the charter of the FPSO, the Company, as operator of the Etame Marin block, guaranteed all of the charter payments under the charter through its contract term, which expires in September 2022. At the Company’s election, the charter may be extended for two one-year periods beyond September 2020. The Company obtained guarantees from each of the Company’s joint venture owners for their respective shares of the payments. The Company’s net share of the charter payment is 31.1%, or approximately $9.7 million per year. Although the Company believes the need for performance under the charter guarantee is remote, the Company recorded a liability of $0.3 million as of March 31, 2020 and $0.4 million as of December 31, 2019 representing the guarantee’s estimated fair value. The guarantee of the offshore Gabon FPSO charter has $47.5 million in remaining gross minimum obligations as of March 31, 2020.

Regulatory and Joint Interest Audits and Related Matters

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

In July 2019, the Company reached an agreement in principle to resolve a legacy issue related to findings from the Etame Marin block joint venture owners’ audits for the periods from 2007 through 2016 for $4.4 million net to VAALCO. The agreement in principle also provides for procedures to minimize the chances of future audit claims. Accordingly, the Company has accrued $4.4 million that is reflected in the “Accrued liabilities and other” line of the Company’s condensed consolidated balance sheet and is recorded as a second quarter 2019 expense in the condensed consolidated statements of operations in the line item “Other operating income (expense), net”. The final settlement agreements were executed by all the joint venture owners effective September 9, 2019. In October 2019, the Company paid $1.1 million of the $4.4 million. The remaining balance of the amount due was paid in February 2020.

In 2019, the Etame joint venture owners conducted audits for the years 2017 and 2018. On March 31, 2020 one of the Etame Marin block joint venture owners, Addax Petroleum Gabon S.A. (“Addax”), submitted a request for arbitration asserting a claim against VAALCO Gabon S.A. arising out of the 2017 and 2018 audits. Addax disputes charges totaling $3.7 million for its participating interest share. The Company disputes the claim and intends to vigorously defend the arbitration.

Drilling Rig

The Company contracted a drilling rig to be used to drill two wells, including two appraisal wellbores, for the Etame Marin block joint operations. The agreement includes options to drill four additional wells at the Etame Marin block, and it elected to exercise these options to drill a third development well and perform three workovers. The drilling rig contract stipulates a day rate of approximately $75,000. The term associated with the drilling rig commitment was less than one year, and the rig was released on April 9, 2020 with no material remaining obligations.

For discussion of other contractual commitments, see Note 11 – Leases.

11. LEASES

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

The Company has entered into several agreements for the lease of office, warehouse and storage yard space, the FPSO, a hydraulic workover rig (“HWU”), and a helicopter. The duration for these agreements range from 21 to 45 months. The FPSO, HWU, helicopter and office space contracts require the Company to make payments both for the use of the asset itself and for operations and maintenance services. Only the payments for the use of the asset related to the lease component are included in the calculation of ROU assets and lease liabilities. Payments for the operations and maintenance services are considered non-lease components and are not included in calculating the ROU assets and lease liabilities. For leases on ROU assets used in joint operations, generally the operator reflects the full amount of the lease component, including the amount that will be funded by the non-operators. As operator for the Etame Marin block, the ROU asset recorded for the FPSO, HWU, helicopter and warehouse and storage yard space used in the joint operations includes the gross amount of the lease components. The ROU asset and liability the HWU was removed from the Company’s condensed consolidated balance sheet when the contract for the HWU was cancelled in December 2019.

The FPSO lease includes an option to extend the term through September 2022. The Company considered this option reasonably certain of exercise and has included it in the calculation of ROU assets and lease liabilities. For all other leases that contain an option to extend, the Company has concluded that it is not reasonably certain it will exercise the renewal option and the renewal periods have been excluded in the calculation for the ROU assets and liabilities. During the third quarter 2019, the Company notified the lessor of the FPSO of its intent to extend the lease term by the first option that extends the FPSO lease to September 2021.

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

For the three months ended March 31, 2020, the components of the lease costs and the supplemental information were as follows:

Three Months Ended March 31, 2020
Lease cost:	(in thousands)
Operating lease cost	$4,190
Short-term lease cost	1,032
Variable lease cost	1,926
Total lease expense	7,148
Lease costs capitalized	3,281
Total lease costs	$10,429

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows to operating leases	$8,510
Weighted-average remaining lease term	2.45 years
Weighted-average discount rate	6.16%

The table below describes the presentation of the total lease cost on the Company’s condensed consolidated statement of operations. As discussed above, the Company’s joint venture owners are required to reimburse the Company for their share of certain expenses, including certain lease costs.

Three Months Ended March 31, 2020
(in thousands)
Production expense	$2,205
General and administrative expense	49
Lease costs billed to the joint venture owners	7,073
Total lease expense	9,327
Lease costs capitalized	1,102
Total lease costs	$10,429

The following table describes the future maturities of the Company’s operating lease liabilities at March 31, 2020:

Lease Obligation
Year	(in thousands)
2020	$10,236
2021	13,310
2022	9,130
2023	—
2024	—
32,676
Less: imputed interest	2,247
Total lease liabilities	$30,429

Under the joint operating agreements, other joint owners are obligated to fund $22.5 million of the $32.7 million in future lease liabilities.

12. ASSET RETIREMENT OBLIGATIONS

The following table summarizes the changes in the Company’s asset retirement obligations:

(in thousands)	Three Months Ended March 31, 2020	Year Ended December 31, 2019
Beginning balance	$15,844	$14,816
Accretion	218	812
Additions	359	595
Revisions	—	(379)
Ending balance	$16,421	$15,844

Accretion is recorded in the line item “Depreciation, depletion and amortization” on the Company’s condensed consolidated statements of operations.

The Company is required under the Etame Marin block PSC to conduct regular abandonment studies to update the estimated costs to abandon the offshore wells, platforms and facilities on the Etame Marin block. The current abandonment study was completed in November 2018. In the second half of 2019, the Company recorded $0.6 million in additions associated with the Etame 9H and Etame 11H development wells. During the first quarter 2020, the Company recorded $0.4 million in additions associated with the South East Etame 4H development well.

13. SHAREHOLDERS’ EQUITY

Preferred stock – Authorized preferred stock consists of 500,000 shares with a par value of $25 per share. No shares of preferred stock were issued and outstanding as of March 31, 2020 or December 31, 2019.

Treasury stock – On June 20, 2019, the Board of Directors authorized and approved a share repurchase program for up to $10.0 million of the currently outstanding shares of the Company’s common stock over a period of 12 months.  Under the stock repurchase program, the Company could repurchase shares through open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as

amended (“Exchange Act”). The Board of Directors also authorized the Company to enter into written trading plans under Rule 10b5-1 of the Exchange Act.

From commencement of the plan in June 2019 through March 31, 2020, the Company had purchased 2,549,639 shares of common stock at an average price of $1.75 per share for an aggregate purchase price of $4.5 million under the plan. From April 1, 2020 through April 13, 2020, the Company purchased 191,004 shares of its common stock at an average price of $0.99 per share for an aggregate purchase price of $0.2 million. On April 13, 2020, the Board of Directors approved the termination of the share repurchase program; consequently no further shares can be repurchased pursuant to the plan.

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

14.  STOCK-BASED COMPENSATION AND OTHER BENEFIT PLANS

The Company’s stock-based compensation has been granted under several stock incentive and long-term incentive plans. The plans authorize the Compensation Committee of the Company’s Board of Directors to issue various types of incentive compensation. Currently, the Company has issued stock options and restricted shares under the 2014 Long-Term Incentive Plan (“2014 Plan”) and stock appreciation rights under the 2016 Stock Appreciation Rights Plan. At March 31, 2020, 187,941 shares were authorized for future grants under the 2014 plan. On April 27, 2020, the Company’s Board of Directors approved the 2020 Long-Term Incentive Plan (“2020 Plan”) under which 5,500,000 shares are authorized for future grants. No awards have been granted under the 2020 Plan, and the adoption of the 2020 Plan is subject to approval by the Company’s shareholders.

For each stock option granted, the number of authorized shares under both the 2014 Plan and 2020 Plan will be reduced on a one-for-one basis. For each restricted share granted, the number of shares authorized under both the 2014 Plan and 2020 Plan will be reduced by twice the number of restricted shares. The Company has no set policy for sourcing shares for option grants. Historically the shares issued under option grants have been new shares.

The Company records compensation expense related to stock-based compensation as general and administrative expense. For the three months ended March 31, 2020 and 2019, stock-based compensation was $(2.6) million and $1.7 million, respectively, related to the issuance of stock options, restricted stock and stock appreciation rights. During the three months ended March 31, 2020, the company did not settle any stock-based compensation exercises. During the three months ended March 31, 2019, the Company settled in cash $47 thousand for stock option exercises. Because the Company does not pay significant United States federal income taxes, no amounts were recorded for future tax benefits.

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Stock-based compensation - equity awards	$145	$27
Stock-based compensation - liability awards	(2,714)	1,696
Total stock-based compensation	$(2,569)	$1,723

Stock options

Stock options have an exercise price that may not be less than the fair market value of the underlying shares on the date of grant. In general, stock options granted to participants will become exercisable over a period determined by the Compensation Committee of the Company’s Board of Directors, which in the past has been a five-year life, with the options vesting over a service period of up to five years. In addition, stock options will become exercisable upon a change in control, unless provided otherwise by the Compensation Committee. During the three months ended March 31, 2020, the Company did not grant stock options to employees or directors.

During the three months ended March 31, 2020, no shares were added to treasury as a result of tax withholding on options exercised. During the three months ended March 31, 2019, 13,875 shares were added to treasury as a result of tax withholding on options exercised.

The Company uses the Black-Scholes model to calculate the grant date fair value of stock option awards. This fair value is then amortized to expense over the vesting period of the option. During the three months ended March 31, 2020 and 2019, the weighted average assumptions shown below were used to calculate the weighted average grant date fair value of option grants. Because the Company has not paid cash dividends and does not anticipate paying cash dividends on the common stock in the foreseeable future, no expected dividend yield was input to the Black-Scholes model.

	Three Months Ended March 31,
	2020	2019
Weighted average exercise price - ($/share)	N/A	$1.58
Expected life in years	N/A	3.5
Average expected volatility	N/A	72.93%
Risk-free interest rate	N/A	2.52%
Weighted average grant date fair value - ($/share)	N/A	$1.23

Stock option activity for the three months ended March 31, 2020 is provided below:

	Number of Shares Underlying Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at January 1, 2020	2,834	$1.55
Granted	—	—
Exercised	—	—
Unvested shares forfeited	—	—
Vested shares expired	(120)	4.98
Outstanding at March 31, 2020	2,714	1.39	2.64	$17
Exercisable at March 31, 2020	2,043	1.28	2.42	$11

Restricted shares

Restricted stock granted to employees will vest over a period determined by the Compensation Committee that is generally a three-year period, vesting in three equal parts on the anniversaries following the date of the grant. Share grants to directors vest immediately and are not restricted. During the three months ended March 31, 2020, the Company did not grant restricted stock to employees or directors.

The following is a summary of activity for the three months ended March 31, 2020:

	Restricted Stock	Weighted Average Grant Price
	(in thousands)
Non-vested shares outstanding at January 1, 2020	343	$1.52
Awards granted	—	—
Awards vested	(125)	1.37
Awards forfeited	—	—
Non-vested shares outstanding at March 31, 2020	218	1.61

During the three months ended March 31, 2020, 34,459 shares were added to treasury as a result of tax withholding on the vesting of restricted shares. During the three months ended March 31, 2019, 30,573 shares were added to treasury as a result of tax withholding on the vesting of restricted shares.

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

During the three months ended March 31, 2020, the Company did not grant SARs to employees or directors.

SAR activity for the three months ended March 31, 2020 is provided below:

	Number of Shares Underlying SARs	Weighted Average Exercise Price Per Share	Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at January 1, 2020	3,418	$1.30
Granted	—	—
Exercised	—	—
Unvested shares forfeited	—	—
Vested shares expired	—	—
Outstanding at March 31, 2020	3,418	1.30	2.96	$73
Exercisable at March 31, 2020	1,813	1.13	2.74	$47

Other Benefit Plans

The Company has adopted forms of change in control agreements for its named executive officers and certain other officers of the Company as well as a severance plan for its Houston-based non-executive employees in order to provide severance benefits in connection with a change in control. Upon a termination of a participant’s employment by the Company without cause or a resignation by the participant for good reason three months prior to a change in control or six months following a change in control, executives and officers with change in control agreements and participants in the severance plan will be entitled to receive 100% and 50%, respectively, of their participant’s base salary and continued participation in the Company’s group health plans for the participant and his or her eligible spouse and other dependents for six months. In addition, certain named executive officers will receive 75% of their target bonus.

15. INCOME TAXES

On March 27, 2020, President Trump signed into U.S. federal law the CARES Act, which is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company has analyzed the different aspects of the CARES Act and is implementing the applicable provisions, which have no impact on the Company.

For interim reporting periods, the Company determines its tax expense by estimating an annual effective income tax rate based on current and forecasted business results and enacted tax laws on a quarterly basis and applies this tax rate to the Company’s ordinary income or loss to calculate its estimated tax expense or benefit. The tax effect of discrete items is recognized in the period in which they occur at the applicable statutory tax rate.

The income tax provision for VAALCO consists primarily of Gabonese and United States income taxes. The Company’s operations in other foreign jurisdictions have a 0% effective tax rate because the Company has incurred losses in those countries and has full valuation allowances against the corresponding net deferred tax assets.

Provision for income tax expense (benefit) related to income from continuing operations consists of the following:

	Three Months Ended March 31,
	2020	2019
U.S. Federal:	(in thousands)
Current	$(597)	$(37)
Deferred	12,036	299
Foreign:
Current	(1,563)	1,048
Deferred	23,602	1,443
Total	$33,478	$2,753

The Company’s effective tax rate for the three months ended March 31, 2020 and 2019 was (68%) and 77%, respectively. For the three months ended March 31, 2020, the Company’s overall effective tax rate was impacted by non-deductible items associated with operations and deducting foreign taxes rather than crediting them for United States tax purposes. The effective tax rate was also impacted by a change in current year expectations caused by lower crude oil prices from the collapse in crude oil demand due in part to the world-wide economic impact of the COVID-19 pandemic as well as the failure of OPEC and Russia to agree on reductions in production in order to avoid excessive oversupply of crude oil. Primarily as a result of lower crude oil prices, the Company decreased its estimate for future taxable income, and the deferred income tax expense for the three months ended March 31, 2020 included a

$23.1 million charge to increase the valuation allowances on U.S. and Gabonese deferred tax assets. Further, the increase in the valuation allowance relating to a change in expectations in future periods was treated as a discrete item for the three months ended March 31, 2020. The Company recorded a deferred income tax expense of $12.3 million to reduce the benefit from the Gabonese deferred tax asset related to the difference between VAALCO’s Cost Account and the book basis of the Etame Marin block. Additionally, we recorded a deferred income tax expense of $11.5 million to reduce the benefit from the U.S. deferred tax asset related to the basis differences in fixed assets and net operating loss carryforwards.

The Company files income tax returns in all jurisdictions where such requirements exist, with Gabon and the United States being its primary tax jurisdictions.

As of March 31, 2020, the Company had no material uncertain tax positions. The Company’s policy is to recognize potential interest and penalties related to unrecognized tax benefits as a component of income tax expense.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), which are intended to be covered by the safe harbors created by those laws. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, included in this Annual Report that address activities, events or developments that we expect or anticipate may occur in the future, including without limitation, statements regarding our financial position, operating performance and results, reserve quantities and net present values, market prices, business strategy, derivative activities, the amount and nature of capital expenditures and plans and objectives of management for future operations are forward-looking statements. When we use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “forecast,” “outlook,” “aim,” “target,” “will,” “could,” “should,” “may,” “likely,” “plan,” and “probably” or the negative of such terms or similar expressions, we are making forward-looking statements. Many risks and uncertainties that could affect our future results and could cause results to differ materially from those expressed in our forward-looking statements include, but are not limited to:

•the impact of the COVID-19 pandemic, including the recent sharp decline in the global demand for crude oil and the resulting steep decline in crude oil prices, potential difficulties in obtaining additional liquidity when and if needed, disruptions in global supply chains, quarantines of our workforce or workforce reductions and other matters related to the pandemic;

•volatility of, and declines and weaknesses in crude oil and natural gas prices, as well as our ability to offset volatility in prices through the use of hedging transactions;

•the discovery, acquisition, development and replacement of crude oil and natural gas reserves;

•impairments in the value of our crude oil and natural gas assets;

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

The information contained in this report and the information set forth under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”), herein identifies additional factors that could cause our results or performance to differ materially from those we express in forward-looking statements. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of these assumptions and therefore also the forward-looking statements based on these assumptions, could themselves prove to be inaccurate. In light of the significant uncertainties inherent in the forward-looking statements, which are included in this report, and the 2019 Form 10-K, our inclusion of this information is not a representation by us or any other person that our objectives and plans will be achieved. When you consider our forward-looking statements, you should keep in mind these risk factors and the other cautionary statements in this report.

Our forward-looking statements speak only as of the date the statements are made, and reflect our best judgment about future events and trends based on the information currently available to us. Our results of operations can be affected by inaccurate assumptions we make or by risks and uncertainties known or unknown to us. Therefore, we cannot guarantee the accuracy of the forward-looking statements. Actual events and results of operations may vary materially from our current expectations and assumptions. Our forward-looking statements, express or implied, are expressly qualified in their entirety by this “Special Note Regarding Forward-Looking Statements,” which constitute cautionary statements. These cautionary statements should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.

Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances occurring after the date of this report.

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

A significant component of our results of operations is dependent upon the difference between prices received for our offshore Gabon crude oil production and the costs to find and produce such crude oil. Historically, crude oil and natural gas prices have been volatile and subject to fluctuations based on a number of factors beyond our control.  More recently, crude oil and natural gas prices have been in the midst of an unprecedented decline due to a combination of factors, including a substantial decline in global demand for oil caused by the COVID-19 pandemic and subsequent mitigation efforts. Despite these challenges, we remain committed to generating long-term value for our stockholders by focusing on capital efficiency, controlling costs and optimizing production. In March 2020, we completed the 2019/2020 drilling campaign.

CURRENT DEVELOPMENTS

Impact on Operations of COVID-19 Pandemic and the Current Crude Oil Pricing Environment

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (referred to as COVID-19) originating in Wuhan, China and the risks to the international community as the virus spreads globally beyond its point of origin. On March 11, 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.

The COVID-19 pandemic and related economic repercussions have created significant volatility, uncertainty, and turmoil in the oil and gas industry, and the full impact of the outbreak continues to evolve. The adverse economic effects of the COVID-19 outbreak have materially decreased demand for crude oil based on the restrictions in place by governments trying to curb the outbreak and changes in consumer behavior. This has led to a significant global oversupply of oil and consequently a substantial decrease in crude oil prices. While global oil producers, including the Organization of Petroleum Exporting Countries and other oil producing nations (OPEC+), have reached agreement to cut oil production, downward pressure on commodity prices has remained and could continue for the foreseeable future, particularly given concerns over available storage capacity for oil. The Company has certain commodity derivative instruments in place to mitigate the effects of such price declines as detailed in Note 8; however, derivatives will not entirely mitigate lower crude oil prices. In addition, our derivative instruments only cover a portion of our production through June 2020. After these derivative instruments expire, we will not currently have in place any derivative instruments to hedge against declining oil prices.

While we did not incur significant disruptions to operations during the three months ended March 31, 2020 as a result of the COVID-19 pandemic, we are unable to predict the impact that the COVID-19 pandemic will have on us, including our financial position, operating results, liquidity and ability to obtain financing in future reporting periods, due to numerous uncertainties. These uncertainties include the severity of the virus, the duration of the outbreak, governmental or other actions taken to combat the virus (which could include limitations on our operations or the operations of our customers and vendors), and the effect that the COVID-19 pandemic and the current crude oil price wars among global suppliers will have on the demand for crude oil. The health of our employees, contractors and vendors, and our ability to meet staffing needs in our operations and certain critical functions cannot be predicted and is vital to our operations. In Gabon, where our operations are concentrated, there have been 397 confirmed COVID-19 cases, 6 fatalities and 67 recoveries as of May 6, 2020. We are unable to predict the extent of the impact that the continuing spread of COVID-19 throughout Gabon may have on our ability to continue to conduct our operations.

Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets as well as other unanticipated consequences remain unknown. In addition, we cannot predict the impact that COVID-19 will have on our customers, vendors and contractors; however, any material effect on these parties could adversely impact our business. The situation surrounding COVID-19 remains fluid and unpredictable, and we are actively managing our response and assessing potential impacts to our financial position and operating results, as well as any adverse developments that could impact our business.

In response to the COVID-19 outbreak and the current pricing environment, we have taken the following measures:

•implemented stay-at-home initiatives for all but critical staff and put into place social distancing measures;

•actively screening and monitoring employees and contractors that come on to our facilities including 14-day quarantines and onsite medical supervision in accordance with government guidelines;

•engaged in regular company-wide COVID-19 updates to motivate and retain our employees and keep them informed of key developments;

•implemented cost cutting measures with vendors;

•implemented sharing certain costs, such as shipping vessels, helicopter, and personnel with other operators in the region;

•reduced director compensation by 25%, executive compensation by 20% and certain non-executive employee compensation by an average rate of 8%; and

•ceased or deferred discretionary capital spending.

We expect to continue to take proactive steps to manage any disruption in our business caused by COVID-19 and to protect the health and safety of our employees. However, the health and safety measures we and our vendors have taken have resulted in us incurring higher costs. As a result of these factors and the conditions described above, we currently expect 2020 to be one of the most uncertain and disruptive years that the industry has ever seen. Accordingly, the results presented herein are not necessarily indicative of future operating results, and our results in future quarters this year may not be comparable to the same quarters in prior years.

Recent Operational Updates

In September 2019, VAALCO commenced its 2019/2020 drilling campaign. During the remainder of 2019, the Company drilled one development well and one appraisal wellbore, and during the first quarter of 2020, we drilled the remaining development well and appraisal wellbore required under the PSC Extension. In addition, we successfully completed drilling the South East Etame 4H development and brought the well onto production on March 21, 2020. Following the completion of the South East Etame 4H, we began the planned workover on the South East Etame 2H to replace the electric submersible pumps and restored 2,400 gross barrels of oil per day.

In mid-April 2020, the South Tchibala 2H well stopped producing due to a downhole mechanical failure not related to the electric submersible pumps.  The well was producing approximately 830 gross BOPD, or 225 BOPD NRI to VAALCO prior to ceasing production.  It is unlikely the well failure will be addressed until the next drilling campaign when a rig will be on location.

NYSE Noncompliance Notice

On April 22, 2020, we were notified by the New York Stock Exchange (the “NYSE”) that the average closing price of our common stock over the prior 30 consecutive trading days was below $1.00 per share, which is the minimum average closing price required to maintain listing on the NYSE under Section 802.01C of the NYSE Listed Company Manual. As required by the NYSE, we notified the NYSE of our intent to cure the deficiency and restore our compliance with the NYSE continued listing standards. Ordinarily, we would have a period of six months following the receipt of the notice to regain compliance. However, pursuant to rule filing SR-NYSE-2020-36, which became immediately effective on April 21, 2020, the NYSE is providing for a longer period of time to regain compliance by tolling the applicable compliance period through June 30, 2020 for companies that have been identified as below compliance with certain continued listing requirements, including the requirement to maintain an average closing price of a security of not less than $1.00 over a consecutive 30 trading-day period. As a result, we have until January 1, 2021 to regain compliance.

ACTIVITIES BY ASSET

Gabon

Offshore – Etame Marin Block

Development and Production

We operate the Etame, Avouma/South Tchibala, Ebouri, Southeast Etame and the North Tchibala fields on behalf of a consortium of four companies. As of March 31, 2020, production operations in the Etame Marin block included ten platform wells, plus three subsea wells across all fields tied back by pipelines to deliver crude oil and associated natural gas through a riser system to allow for delivery, processing, storage and ultimately offloading the crude oil from a leased FPSO anchored to the seabed on the block. We currently have thirteen producing wells. The FPSO has production limitations of approximately 25,000 BOPD and 30,000 barrels of total fluids per day. During the three months ended March 31, 2020 and 2019, production from the block was approximately 1,665 MBbls (450 MBbls net) and 1,164 MBbls (315 MBbls net), respectively.

Equatorial Guinea

VAALCO acquired a 31% working interest in an undeveloped portion of a block (“Block P”) offshore Equatorial Guinea in 2012.  The Equatorial Guinea Ministry of Mines and Hydrocarbons (“EG MMH”) approved our appointment as operator for the Block P interest on November 12, 2019, and we are currently waiting on a production sharing contract amendment to begin activities in Block P.  The Company acquired an additional working interest of 12% from Atlas Petroleum, thereby increasing its working interest to 43% in 2020, in exchange for a potential future payment of $3.1 million in the event that there is commercial production from Block P, and the EG MMH has approved this assignment.  VAALCO is in commercial discussions with Levene Hydrocarbon Limited (“Levene”) where VAALCO would assign a portion of its working interest in Block P to Levene and Levene would potentially cover all or substantially all of VAALCO’s cost to drill an exploratory well on Block P. In addition, VAALCO would serve as a non-owner operator, under a service agreement with Levene, on Blocks 3, 4 and 19 in Equatorial Guinea. Levene and VAALCO have executed a non-binding Memorandum of Understanding regarding these commercial discussions; however, neither have executed any binding agreements and there can be no certainty a transaction will be completed.  Further, approval of the assignment to Levene by the EG MMH must be obtained prior to any transaction being completed. As of March 31, 2020, the Company had $10.0 million recorded for the book value of the undeveloped leasehold costs associated with the Block P license.  VAALCO and its current and potential future joint venture owners are evaluating the timing and budgeting for development and exploration activities under a development and production area in the block, including the approval of a development and production plan.  The Block P production sharing contract provides for a development and production period of 25 years from the date of approval of a development and production plan.

Discontinued Operations - Angola

The Angola segment has been classified as discontinued operations in the condensed consolidated financial statements for all periods presented. See Note 3 to the condensed consolidated financial statements for further discussion.

CAPITAL RESOURCES AND LIQUIDITY

Cash Flows

Our cash flows for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31,
	2020	2019	Increase (Decrease) in 2020 over 2019
	(in thousands)
Net cash provided (used in) by operating activities before change in operating assets and liabilities	$8,896	$8,838	$58
Net change in operating assets and liabilities	18,749	4,748	14,001
Net cash provided by continuing operating activities	27,645	13,586	14,059
Net cash used in discontinued operating activities	(18)	(101)	83
Net cash provided by operating activities	27,627	13,485	14,142

Net cash used in investing activities	(11,980)	(788)	(11,192)
Net cash used in financing activities	(652)	(58)	(594)
Net change in cash, cash equivalents and restricted cash	$14,995	$12,639	$2,356

The increase in net cash provided by our operating activities for the three months ended March 31, 2020 compared to the same period of 2019 is primarily related to an increase in our operating assets and liabilities of $14.0 million. The increase in cash resulting from the net change in operating assets and liabilities for the three months ended March 31, 2020 reflects decreases of $27.0 million in trade and other receivables. This was offset by a decrease in cash resulting from a $1.1 million decrease in accounts payable, a $2.1 million decrease in “Accrued liabilities and other,” a $1.3 million increase in “Foreign taxes payable,” a $2.8 million increase in crude oil inventory and a $1.0 million increase in “Prepayments and other.” The increase in cash resulting from the net change in operating assets and liabilities of $4.7 million for the three months ended March 31, 2019 was primarily due to an $8.9 million decrease in trade and other receivables and a $1.0 million increase in foreign taxes payable offset by a decrease in “Accounts payable” of $3.9 million.

Property and equipment expenditures have historically been our most significant use of cash in investing activities. During the three months ended March 31, 2020, these expenditures on a cash basis were $12.0 million, primarily related to the 2019/2020 drilling campaign and equipment purchases. This compares to $0.8 million, primarily related to equipment purchases, for the three months ended March 31, 2019. See “Capital Expenditures” below for further discussion.

Net cash used in financing activities during the three months ended March 31, 2020 included $0.7 million for treasury stock purchases primarily made under the Company’s stock repurchase plan. Net cash used in financing activities during the three months ended March 31, 2019 was not material.

Capital Expenditures

During the three months ended March 31, 2020, we incurred accrual basis capital expenditures of $9.4 million. These expenditures were primarily related to drilling the South East Etame 4P appraisal wellbore and drilling and completing the South East Etame 4H development well. The Consortium completed drilling two development wells and two appraisal wellbores required under the terms of the PSC Extension during the 2019/2020 drilling campaign with the last appraisal wellbore being completed in February 2020.

As a result of the current crude oil price environment and the significant economic disruptions caused by COVID-19, we have ceased or deferred discretionary capital spending. We expect any capital expenditures made during 2020 will be funded by cash on hand and cash flow from operations. We intend to manage any future capital expenditures levels in view of the existing and expected pricing environment. Under the PSC extension, the Consortium is also required to complete two technical studies by September 16, 2020 at an estimated cost of $1.3 million gross ($0.4 million, net to VAALCO). These studies are underway and are expected to be completed on a timely basis.

Contractual Obligations

See Notes 12 and 13 to the condensed consolidated financial statements as well as our 2019 Form 10-K for discussion of our contractual obligations.

There were no other material changes in our contractual obligations during the three months ended March 31, 2020.

Regulatory and Joint Interest Audits

We are subject to periodic routine audits by various government agencies in Gabon, including audits of our petroleum cost account, customs, taxes and other operational matters, as well as audits by other members of the contractor group under our joint operating agreements. See Note 10 for further discussion.

Capital Resources

Cash on Hand

At March 31, 2020, we had unrestricted cash of $61.0 million. The unrestricted cash balance includes $11.3 million of cash attributable to non-operating joint venture owner advances. As operator of the Etame Marin block in Gabon, we enter into project related activities on behalf of our working interest joint venture owners. We generally obtain advances from the joint venture owners prior to significant funding commitments.

We currently sell our crude oil production from Gabon under a term contract that began in February 2020 and ends in January 2021. Pricing under the contract is based upon an average of Dated Brent in the month of lifting, adjusted for location and market factors.

Liquidity

In early March 2020, crude oil prices declined significantly ending at approximately $15 per barrel for Brent crude as of March 31, 2020 as a result of market concerns about the ability of OPEC and Russia to agree on a perceived need to implement further production cuts in response to weaker worldwide demand. While OPEC and Russia were able to reach an agreement to cut production in April 2020, crude oil prices continued to decline below $20 per barrel for Brent Crude as a result of the substantial decline in the global demand for oil caused by the COVID-19 pandemic and subsequent mitigation efforts. The concerns related to COVID-19 have led to a substantial surplus in the global supply of oil, with physical markets showing signs of distress as spot prices were negatively impacted by the lack of available storage capacity. This period of extreme economic disruption and low oil prices is expected to have a material adverse impact on our business, access to sources of liquidity and financial condition.

Historically, our primary source of liquidity has been cash flows from operations. Despite the lower Brent crude oil prices, based on current expectations, we believe we have sufficient liquidity through our existing cash balances and cash flow from operations to support our other cash requirements through June 2021. We are continuing to evaluate all uses of cash and whether to pursue growth opportunities or preserve our resources in light of ongoing economic conditions. For instance, as discussed above in Current Developments, we have ceased or deferred discretionary capital spending, and we have undertaken certain cost cutting and cost sharing measures. However, the current market environment is highly unpredictable and our future liquidity needs may change suddenly and dramatically.

If we require additional capital funding for capital expenditures, acquisitions or other reasons, we may seek such capital through borrowings under new credit facilities, joint venture partnerships, production payment financings, asset sales, offerings of debt and equity securities or other means. In the current oil price environment, we may experience a substantial decline in our future cash flows and our ability to borrow funds and to obtain additional capital on attractive terms may be severely limited. Further, the availability of capital resources to us on attractive terms may be limited due to the geographic location of our primary producing assets. If we are unable to obtain funds when needed or on acceptable terms or generate sufficient cash from operations, we may be required to severely curtail our operating activities, furlough or layoff employees and take other actions to reduce our operating expenses. In addition, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to maintain our production or replace our reserves.

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

OFF-BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING POLICIES

There have been no changes to our critical accounting policies subsequent to December 31, 2019.

NEW ACCOUNTING STANDARDS

See Note 2 to the condensed consolidated financial statements.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

Net loss for the three months ended March 31, 2020 of $52.8 million, compares to net income of $6.5 million for the same period of 2019. The decrease in operating results for the three months ended March 31, 2020 compared to the same period in 2019 was primarily due to $30.6 million in impairment of proved crude oil and natural gas properties and a $23.1 million increase in the valuation allowance on deferred tax assets. Also contributing to the decrease were lower revenues as a result of receiving lower crude oil prices and having lower sales volumes. The net loss for the three months ended March 31, 2020 was inclusive of a loss from discontinued operations of $0.1 million. The net income for the three months ended March 31, 2019 was inclusive of income from discontinued operations of $5.7 million.

million

	Three Months Ended March 31,
	2020	2019	Increase/(Decrease)
	(in thousands except per bbl information)
Net crude oil sales volume (MBbls)	294	297	(3)
Average crude oil sales price ( per Bbl)	$59.54	$64.17	$(4.63)

Net crude oil revenue	$18,389	$19,765	$(1,376)

Operating costs and expenses:
Production expense	9,749	8,219	1,530
Depreciation, depletion and amortization	3,103	1,553	1,550
Impairment of proved crude oil and natural gas properties	30,625	—	30,625
General and administrative expense	754	4,439	(3,685)
Bad debt (recovery) expense	810	(29)	839
Total operating costs and expenses	45,041	14,182	30,859
Other operating income (expense), net	(31)	(37)	6
Operating income (loss)	$(26,683)	$5,546	$(32,229)

Crude oil and natural gas revenues decreased $1.4 million, or approximately 7.0%, during the three months ended March 31, 2020 compared to the same period of 2019. The decrease in revenue is attributable to lower sales prices as described below and to a lesser extent lower volumes.

The revenue changes in the three months ended March 31, 2020 compared to the three months ended March 31, 2019, identified as related to changes in price or volume, are shown in the table below:

(in thousands)
Price	$(1,361)
Volume	(193)
Other	178
$(1,376)

	Three Months Ended March 31,
	2020	2019
Gabon net crude oil production (MBbls)	450	315
Gabon net crude oil sales (MBbls)	294	297

Average realized crude oil price ($/Bbl)	$59.54	$64.17
Average Dated Brent spot price* ($/Bbl)	50.27	63.10
*Average of daily Dated Brent spot prices posted on the U.S. Energy Information Administration website.

Crude oil sales are a function of the number and size of crude oil liftings in each quarter from the FPSO, and thus, crude oil sales do not always coincide with volumes produced in any given quarter. We made two and three liftings during the three months ended March 31, 2020 and 2019, respectively. Our share of crude oil inventory aboard the FPSO, excluding royalty barrels, was approximately 188,971 and 48,668 barrels at March 31, 2020 and 2019, respectively. The lifting scheduled for March 2020 did not take place until April 2020 as a result of poor weather conditions. As a result of the delay in the lifting, sales volumes were lower than expected. In addition, the average realized price for the three months ended March 31, 2020 did not reflect any impact from the significant decline in crude oil prices experienced in March. Production volumes for the three months ended March 31, 2020 were higher than the comparable 2019 period primarily due to the new development wells brought onto production.

Production expenses increased $1.5 million, or approximately 18.6%, in the three months ended March 31, 2020 compared to the same period of 2019. The increase in expense was primarily related to higher workover expense of $2.8 million during the three months ended March 31, 2020 related to two workovers and to a lesser extent higher personnel costs in 2020 compared to 2019.

Depreciation, depletion and amortization (“DD&A”) costs increased due to higher depletable costs associated with new wells brought online during the fourth quarter of 2019 and first quarter of 2020.

Impairment of proved crude oil and natural gas properties for the three months ended March 31, 2020 of $30.6 million was the result of declining forecasted crude oil prices. See Note 7 for further discussion.

General and administrative expenses decreased $3.7 million, or approximately 83.0% in the three months ended March 31, 2020 compared to the same period of 2019. The decrease in expense was primarily related to a $4.4 million decrease in SARs expense. SARs liability awards are fair valued. The primary driver to changes in the fair value of these awards is changes in the Company’s stock price. See Note 14 to our condensed consolidated financial statements for further discussion. The decrease in expense was primarily offset by higher professional services during the three months ended March 31, 2020 compared to the same period in 2019.

Bad debt (recovery) expense was higher between the three months ended March 31, 2020 and 2019 primarily to bad debt expense associated with the TVA allowance.

Interest income (expense), net for the three months ended March 31, 2020 and 2019 both relate to interest income on cash balances.

Derivative instruments gain (loss), net is attributable to our swaps as discussed in Note 8 to the condensed consolidated financial statements. The $7.3 million gain for the three months ended March 31, 2020 is a result of the decrease in the price of Dated Brent crude oil during the three months ended March 31, 2020 as compared to an increase in the price of Dated Brent crude oil that resulted in a $1.9 million loss during the comparable prior year period. Our derivative instruments only cover a portion of our production through June 2020. Unless we enter into additional hedges after these derivative instruments expire, we will not have in place any derivative instruments to hedge against declining crude oil prices. As a result, we do not currently expect to have a gain or loss on derivative instruments for periods after June 2020.

Other, net for the three months ended March 31, 2020 and 2019 primarily consists of foreign currency losses as discussed in Note 1 to the condensed consolidated financial statements.

Income tax expense for the three months ended March 31, 2020 was $33.4 million. This is comprised of $35.6 million of deferred tax expense and a current tax benefit of $(2.2) million. The deferred income tax expense for the three months ended March 31, 2020 included a $46.9 million charge to increase the valuation allowances on U.S. and Gabonese deferred tax assets offset by an $11.8 million deferred tax benefit. The current tax benefit of $(2.2) million includes a $3.4 million favorable oil price adjustment as a result of the change in value of the government’s allocation between the time it was produced and the time it was taken in-kind. After excluding the impact, current income taxes were $1.2 million for the period. The three months ended March 31, 2019, includes $1.8 million of deferred tax expense and a current tax provision of $1.0 million. For the three months ended March 31, 2019, our overall effective tax rate was impacted by non-deductible items associated with our operations and deducting foreign taxes rather than crediting them for United States tax purposes. See Note 15 to the condensed consolidated financial statements for further discussion.

Gain (loss) from discontinued operations for the three months ended March 31, 2020 and 2019 is attributable to our Angola segment as discussed further in Note 3 to the condensed consolidated financial statements. The loss from discontinued operations for the three months ended March 31, 2020 is primarily related Angola administration costs. The gain from discontinued operations for the three months ended March 31, 2019 was related to recording a $5.7 million after tax gain on the finalized Angola settlement as discussed in Note 3 to the condensed consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are exposed to market risk, including the effects of adverse changes in commodity prices, foreign exchange rates and interest rates as described below.

Foreign Exchange Risk

Our results of operations and financial condition are affected by currency exchange rates. While crude oil sales are denominated in U.S. dollars, portions of our costs in Gabon are denominated in the local currency (the Central African CFA Franc, or XAF), and our VAT receivable as well as certain liabilities in Gabon are also denominated in XAF. A weakening U.S. dollar will have the effect of increasing costs while a strengthening U.S. dollar will have the effect of reducing costs. For our VAT receivable in Gabon, a strengthening U.S. dollar will have the effect of decreasing the value of this receivable resulting in foreign exchange losses, and vice versa. The Gabon local currency is tied to the Euro. The exchange rate between the Euro and the U.S. dollar has historically fluctuated in response to international political conditions, general economic conditions and other factors beyond our control. As of March 31, 2020, we had net monetary assets of $3.9 million (XAF 2,322.0 million) (net to VAALCO) denominated in XAF. A 10% weakening of the CFA relative to the U.S. dollar would have a $0.4 million reduction in the value of these net assets. For the three months ended March 31, 2020, we had expenditures of approximately $3.0 million (net to VAALCO), denominated in XAF.

COUNTERPARTY Risk

We are exposed to market risk on our open derivative instruments related to potential nonperformance by our counterparty. To mitigate this risk, we enter into such derivative contracts with creditworthy financial institutions deemed by management as competent and competitive market makers.

Commodity Price Risk

Our major market risk exposure continues to be the prices received for our crude oil production. Sales prices are primarily driven by the prevailing market prices applicable to our production. Market prices for crude oil and natural gas have been volatile and unpredictable in recent years, and this volatility may continue. More recently, crude oil and natural gas prices have been in the midst of an unprecedented decline due to a combination of factors, including a substantial decline in global demand for crude oil caused by the COVID-19 pandemic and subsequent mitigation efforts. We cannot predict the ultimate long-term impact on crude oil prices as a result of these factors

Sustained low crude oil prices could have a material adverse effect on our financial condition, the carrying value of our proved reserves, our undeveloped leasehold interests and our ability to borrow funds and to obtain additional capital on attractive terms. If crude oil sales were to remain constant at the most recent quarterly sales volumes of 294 MBbls, a $5 per Bbl decrease in crude oil price would be expected to cause a $1.5 million decrease per quarter ($6.0 million annualized) in revenues and operating income and a $1.3 million decrease per quarter ($5.4 million annualized) in net income.

During the three months ended March 31, 2020, we had crude oil swaps outstanding. These instruments were intended to be an economic hedge against declines in crude oil prices; however, they were not designated as hedges for accounting purposes. In addition, our derivative instruments only cover a portion of our production through June 2020. Unless we enter into additional hedges after these derivative instruments expire, we will not have in place any derivative instruments to hedge against declining crude oil prices.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The evaluation was performed with the participation of senior management, under the supervision of the principal executive officer and principal financial officer. Based on their evaluation as of March 31, 2020, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The internal control environment was impacted by the stay-at-home requirements for our Houston and Gabon staff which began in mid-March and continued through the date of this report. While modifications were made to the manner in which controls were performed, these changes did not have a material affect on our internal control over financial reporting, and there were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS

We are subject to litigation claims and governmental and regulatory proceedings arising in the ordinary course of business.  It is management’s opinion that all claims and litigation we are currently involved in are not material to our business.

 ITEM 1A.  RISK FACTORS

Our business faces many risks. Any of the risks discussed elsewhere in this Form 10-Q and our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.

Crude oil and natural gas prices are in the midst of a substantial decline, and the current depressed price regime, if prolonged, may negatively affect our financial results.

Our revenues, cash flow, profitability, crude oil and natural gas reserves value and future rate of growth are substantially dependent upon prevailing prices for crude oil and natural gas. Our ability to enter into debt financing arrangements and to obtain additional capital on reasonable terms is also substantially dependent on crude oil and natural gas prices.

Historically, world-wide crude oil and natural gas prices and markets have been volatile and may continue to be volatile in the future. More recently, crude oil and natural gas prices have been in the midst of an unprecedented decline due to a combination of factors, including a substantial decline in global demand for crude oil caused by the COVID-19 pandemic and subsequent mitigation efforts. In early March 2020, crude oil prices declined significantly ending at approximately $19 per barrel for Brent crude as of March 31, 2020 as a result of market concerns about the ability of OPEC and Russia to agree on a perceived need to implement further production cuts in response to weaker worldwide demand. While OPEC and Russia were able to reach an agreement to cut production in April 2020, crude oil prices continued to decline below $20 per barrel for Brent Crude as a result of the adverse economic effects caused by COVID-19.

Given the nature and significance of the events described above, we are not able to enumerate all potential risks to our business; however, we believe that in addition to the impacts described above, other current and potential impacts of these recent events include, but are not limited to:

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

•we may have a limited ability to offset low crude oil prices through derivative instruments when our existing derivative instrument expire in June 2020;

•our suppliers, hedge counterparties, vendors and service providers could renegotiate the terms of our arrangements, terminate their relationship with us or require financial assurances from us;

•we may experience disruption to our supply chain for materials essential to our business, including restrictions on importing and exporting products;

•we may receive notices from customers, suppliers and other third parties arguing that their non-performance under our contracts with them is permitted as a result of force majeure or other reasons;

•we may experience a need to preserve liquidity, including our resulting plan to reduce or eliminate discretionary capital expenditures for the remainder of 2020;

•we may face cybersecurity issues, as digital technologies may become more vulnerable and experience a higher rate of cyberattacks in the current environment of remote connectivity;

•we may face litigation risk and possible loss contingencies related to COVID-19 and its impact, including with respect to commercial contracts, employee matters and insurance arrangements;

•we may be required to implement reductions of our workforce to adjust to market conditions, including severance payments, retention issues, and we may face an inability to hire employees when market conditions improve;

•we may incur additional asset impairments;

•we may experience infections and quarantining of our employees and other third parties in areas in which we operate;

•we have faced and may continue to face logistical challenges, including those resulting from border closures and travel restrictions, including the possibility that our ability to continue production may be interrupted, limited or curtailed if workers and/or materials are unable to reach our offshore platforms and FPSO charter vessel or our counterparties are unable to lift crude oil from our FPSO charter vessel;

•we may be subject to actions undertaken by national, regional and local governments and health officials to contain the virus or treat its effects, including travel restrictions and temporary closures of our facilities, that could result in operations and supply chains being interrupted, slowed, or rendered inoperable; and

•we may experience a structural shift in the global economy and its demand for crude oil and natural gas as a result of changes in the way people work, travel and interact, or in connection with a global recession or depression.

Given the dynamic nature of these events, we cannot reasonably estimate the period of time that the COVID-19 pandemic and related market conditions will persist, the full extent of the impact they will have on our business, financial condition, results of operations or cash flows or the pace or extent of any subsequent recovery. We anticipate that 2020 will be a challenging year for the crude oil and natural gas industry and that we may experience a material decline in our results of operations throughout the remainder of the year if these challenges persist. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Current Developments – Impact on Operations of COVID-19 Pandemic and the Current Crude Oil Pricing Environment”

Material declines in crude oil and natural gas prices have required us, and may require us in the future, to take write-downs in the value of our crude oil and natural gas properties.

The estimated future net revenues attributable to our net proved reserves are prepared in accordance with current SEC guidelines and are not intended to reflect the fair market value of our reserves. In accordance with the rules of the SEC, our reserve estimates are prepared using the average price received for crude oil and natural gas based on closing prices of the average of the first day of the month price over the twelve-month period prior to the end of the reporting period. However, for the purpose of impairment analysis, the estimated future net revenues attributable to our net proved reserves are prepared in accordance with ASC 932 and are priced using forecasted realized prices at the end of the quarter. During 2019, 2018 and 2017, no impairments were necessary with respect to the Etame Marin block. However, during the first quarter of 2020, the undiscounted cash flows related to the Etame, Avouma, Ebouri and South East Etame/North Tchibala fields were less than the book values for these fields resulting in the Company recording an impairment loss of $30.6 million to write down the Company’s investment in the Etame Marin block.

As described elsewhere herein, the COVID-19 pandemic and resulting substantial decline in the demand for crude oil coupled with the current global oversupply of crude oil has resulted in a substantial decline in the price of crude oil. If crude oil prices decline further, we expect that the estimated quantities and present values of our reserves will be reduced, which may necessitate further write-downs. The current negative crude oil price environment has also caused a decline in the estimated fair value and/or the economic viability of projects associated with our undeveloped leasehold costs for the Etame Marin block and the Equatorial Guinea Block P; however, this did not result in write-downs of these costs during the three months ended March 31, 2020. Any future write-downs or impairments could have a material adverse impact on our results of operations.

If we fail to comply with the continued listing standards of the NYSE, it may result in a delisting of our common stock from the NYSE.

Our common stock is currently listed for trading on the NYSE, and the continued listing of our common stock on the NYSE is subject to our compliance with a number of listing standards. To maintain compliance with these continued listing standards, we are required to maintain an average closing price of $1.00 or more over a consecutive 30 trading-day period. On April 22, 2020, we received a notice from the NYSE that the average closing price of our common stock over the prior 30 consecutive trading days was below $1.00 per share, and, as a result, the price per share of the common shares was below the minimum average closing price required to maintain listing on the NYSE. We have until January 1, 2021 to regain compliance or the NYSE will initiate procedures to suspend and delist our common stock.

The delisting of our common stock from the NYSE could result in a reduction in the market price of our common stock, would substantially limit the liquidity of our common stock and could materially adversely affect our ability to raise capital or pursue strategic transactions on acceptable terms, or at all. Delisting from the NYSE could also have other negative results, including the potential loss of confidence by institutional investors and our other stockholders.

The occurrence of certain of these events may have a material adverse effect on our business, results of operations and financial condition.

For a discussion of our potential risks and uncertainties, see the information in Item 1A “Risk Factors” in our 2019 Form 10-K. Except for the matters discussed above, there have been no material changes in our risk factors from those described in our 2019 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 20, 2019, the Board of Directors authorized and approved a share repurchase program for up to $10.0 million of the currently outstanding shares of the Company’s common stock over a period of 12 months.  Under the stock repurchase program, the Company has repurchased shares through open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act.

The following table represents details of the various repurchases during the quarter ended March 31, 2020:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Amount that May Yet Be Used to Purchase Shares Under the Program
January 1, 2020 - January 31, 2020	—		$—	—	$6,254,218
February 1, 2020 - February 29, 2020	34,459	*	2.00	—	6,254,218
March 1, 2020 - March 31, 2020	482,451		1.51	482,451	5,527,211
	516,910		$1.54	482,451

* Includes shares to satisfy tax withholding obligations related to restricted stock vesting. See Note 14 to the condensed consolidated financial statements for further discussion.

See Note 13 to the condensed consolidated financial statements for further discussion. Subsequent to March 31, 2020 and through April 13, 2020, the Company purchased 191,004 shares at an average price of $0.99 for $0.2 million. On April 13, 2020, the Board of Directors approved terminating the share repurchase program; consequently no further shares can be repurchased pursuant to the plan.

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

10.1

Executive Employment Agreement between VAALCO Energy, Inc. and William R. Thomas, effective as of February 1, 2020 (filed as Exhibit 10.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K filed on March 20, 2020, and incorporated herein by reference).

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

Dated: May 11, 2020