Form 10-Q
period 2020-06-30
VAALCO ENERGY INC /DE/
filed 2020-08-06
CIK 894627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________________

FORM 10-Q

________________________________

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 31, 2020, there were outstanding 57,456,139 shares of common stock, $0.10 par value per share, of the registrant.

VAALCO ENERGY, INC. AND SUBSIDIARIES

Unless the context otherwise indicates, references to “VAALCO,” “the Company”, “we,” “our,” or “us” in this Form 10-Q are references to VAALCO Energy, Inc., including its wholly-owned subsidiaries.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2020	December 31, 2019
ASSETS	(in thousands)
Current assets:
Cash and cash equivalents	$44,841	$45,917
Restricted cash	1,090	911
Receivables:
Trade	9,521	14,335
Accounts with joint venture owners, net of allowance of $0.0 million and $0.5 million, respectively	134	2,714
Other	2,350	1,517
Crude oil inventory	853	1,072
Prepayments and other	3,445	3,292
Total current assets	62,234	69,758
Crude oil and natural gas properties and equipment - successful efforts method:
Wells, platforms and other production facilities	442,665	422,651
Work-in-progress	—	7,378
Undeveloped acreage	21,476	23,771
Equipment and other	10,184	11,157
	474,325	464,957
Accumulated depreciation, depletion, amortization and impairment	(432,977)	(396,699)
Net crude oil and natural gas properties, equipment and other	41,348	68,258
Other noncurrent assets:
Restricted cash	925	925
Value added tax and other receivables, net of allowance of $1.9 million and $1.0 million, respectively	3,812	3,683
Right of use operating lease assets	27,918	33,383
Deferred tax assets	—	24,159
Abandonment funding	11,420	11,371
Total assets	$147,657	$211,537
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,250	$15,897
Accounts with joint venture owners	9,259	—
Accrued liabilities and other	16,299	29,773
Operating lease liabilities - current portion	12,274	11,990
Foreign taxes payable	3,368	5,740
Current liabilities - discontinued operations	48	350
Total current liabilities	50,498	63,750
Asset retirement obligations	16,643	15,844
Operating lease liabilities - net of current portion	15,631	21,371
Deferred tax liabilities	8,098	—
Other long term liabilities	56	852
Total liabilities	90,926	101,817
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, $25 par value; 500,000 shares authorized, none issued	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized, 67,819,242 and 67,673,787 shares issued, 57,456,139 and 58,024,571 shares outstanding, respectively	6,782	6,767
Additional paid-in capital	73,739	73,549
Less treasury stock, 10,363,103 and 9,649,216 shares, respectively, at cost	(42,419)	(41,429)
Retained earnings	18,629	70,833
Total shareholders' equity	56,731	109,720
Total liabilities and shareholders' equity	$147,657	$211,537

See notes to condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except per share amounts)
Revenues:
Crude oil and natural gas sales	$17,974	$25,230	$36,363	$44,995
Operating costs and expenses:
Production expense	12,126	9,819	21,875	18,038
Depreciation, depletion and amortization	2,801	1,909	5,904	3,462
Impairment of proved crude oil and natural gas properties	—	—	30,625	—
General and administrative expense	3,019	2,728	3,773	7,167
Bad debt (recovery) expense and other	179	5	989	(24)
Total operating costs and expenses	18,125	14,461	63,166	28,643
Other operating expense, net	(815)	(4,399)	(846)	(4,436)
Operating income (loss)	(966)	6,370	(27,649)	11,916
Other income (expense):
Derivative instruments gain (loss), net	(756)	1,911	6,583	(1)
Interest income, net	11	201	127	388
Other, net	47	(145)	16	(383)
Total other income (expense), net	(698)	1,967	6,726	4
Income (loss) from continuing operations before income taxes	(1,664)	8,337	(20,923)	11,920
Income tax expense (benefit)	(2,249)	9,208	31,229	11,961
Income (loss) from continuing operations	585	(871)	(52,152)	(41)
Income (loss) from discontinued operations, net of tax	11	(162)	(52)	5,509
Net income (loss)	$596	$(1,033)	$(52,204)	$5,468

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.01	$(0.01)	$(0.90)	$0.00
Income (loss) from discontinued operations, net of tax	0.00	0.00	0.00	0.09
Net income (loss) per share	$0.01	$(0.01)	$(0.90)	$0.09
Basic weighted average shares outstanding	57,456	59,801	57,716	59,716
Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.01	$(0.01)	$(0.90)	$0.00
Income (loss) from discontinued operations, net of tax	0.00	0.00	0.00	0.09
Net income (loss) per share	$0.01	$(0.01)	$(0.90)	$0.09
Diluted weighted average shares outstanding	57,594	59,801	57,716	59,716

See notes to condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Common Shares Issued	Treasury Shares	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total
	(in thousands)
Balance at January 1, 2020	67,674	(9,649)	$6,767	$73,549	$(41,429)	$70,833	$109,720
Shares issued - stock-based compensation	125	—	13	(13)	—	—	—
Stock-based compensation expense	—	—	—	145	—	—	145
Treasury stock	—	(517)	—	—	(652)	—	(652)
Net loss	—	—	—	—	—	(52,800)	(52,800)
Balance at March 31, 2020	67,799	(10,166)	6,780	73,681	(42,081)	18,033	56,413
Shares issued - stock-based compensation	20	—	2	(2)	—	—	—
Stock-based compensation expense	—	—	—	60	—	—	60
Treasury stock	—	(197)	—	—	(338)	—	(338)
Net income	—	—	—	—	—	596	596
Balance at June 30, 2020	67,819	(10,363)	$6,782	$73,739	$(42,419)	$18,629	$56,731

	Common Shares Issued	Treasury Shares	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total
	(in thousands)
Balance at January 1, 2019	67,168	(7,572)	$6,717	$72,358	$(37,827)	$68,579	$109,827
Shares issued - stock-based compensation	160	—	16	31	—	—	47
Stock-based compensation expense	—	—	—	28	—	—	28
Treasury stock	—	(45)	—	—	(105)	—	(105)
Net income	—	—	—	—	—	6,501	6,501
Balance at March 31, 2019	67,328	(7,617)	6,733	72,417	(37,932)	75,080	116,298
Shares issued - stock-based compensation	124	—	12	48	—	—	60
Stock-based compensation expense	—	—	—	594	—	—	594
Treasury stock	—	(79)	—	—	62	(309)	(247)
Net loss	—	—	—	—	—	(1,033)	(1,033)
Balance at June 30, 2019	67,452	(7,696)	$6,745	$73,059	$(37,870)	$73,738	$115,672

See notes to condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2020	2019
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(52,204)	$5,468
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Income) loss from discontinued operations	52	(5,509)
Depreciation, depletion and amortization	5,904	3,462
Impairment of proved crude oil and natural gas properties	30,625	—
Other amortization	121	121
Deferred taxes	32,271	7,667
Unrealized foreign exchange (gain ) loss	(19)	21
Stock-based compensation	(1,849)	1,620
Cash settlements paid on exercised stock appreciation rights	—	(261)
Derivatives instruments (gain) loss	(6,583)	1
Cash settlements received on matured derivative contracts, net	7,216	1,563
Bad debt (recovery) expense and other	989	(24)
Other operating loss, net	46	37
Operational expenses associated with equipment and other	1,077	(60)
Change in operating assets and liabilities:
Trade receivables	4,814	(1,921)
Accounts with joint venture owners	11,783	4,291
Other receivables	(857)	158
Crude oil inventory	219	232
Prepayments and other	(779)	(1,175)
Value added tax and other receivables	(695)	718
Accounts payable	(5,819)	(730)
Foreign taxes payable	(2,386)	(2,865)
Accrued liabilities and other	(3,333)	3,858
Net cash provided by continuing operating activities	20,593	16,672
Net cash used in discontinued operating activities	(354)	(91)
Net cash provided by operating activities	20,239	16,581
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(20,097)	(1,163)
Net cash used in continuing investing activities	(20,097)	(1,163)
Net cash used in discontinued investing activities	—	—
Net cash used in investing activities	(20,097)	(1,163)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuances of common stock	—	107
Treasury shares	(990)	(352)
Net cash used in continuing financing activities	(990)	(245)
Net cash used in discontinued financing activities	—	—
Net cash used in financing activities	(990)	(245)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(848)	15,173
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	59,124	46,655
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$58,276	$61,828

See notes to condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTAL DISCLOSURES (Unaudited)

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Supplemental disclosure of cash flow information:
Interest expense paid in cash	$—	$—
Income taxes paid in cash	$—	$—
Income taxes paid in-kind with crude oil	$1,855	$7,347
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment additions incurred but not paid at end of period	$3,932	$3,378
Recognition of right-of-use operating lease assets and liabilities	$565	$38,934
Asset retirement obligations	$359	$—

See notes to condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND ACCOUNTING POLICIES

VAALCO Energy, Inc. (together with its consolidated subsidiaries “we”, “us”, “our”, “VAALCO,” or the “Company”) is a Houston, Texas based independent energy company engaged in the acquisition, exploration, development and production of crude oil. As operator, the Company has production operations and conducts exploration activities in Gabon, West Africa. The Company also has opportunities to participate in development and exploration activities in Equatorial Guinea, West Africa. As discussed further in Note 3 below, the Company has discontinued operations associated with activities in Angola, West Africa.

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

A novel strain of coronavirus (“COVID-19”) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served.  The Company has instituted some and may take additional temporary precautionary measures intended to help ensure the well-being of its employees, minimize business disruption and reduce its costs. Such measures include social distancing measures, actively screening and monitoring employees and contractors that come on to the Company’s facilities, negotiated cost reductions with vendors, cost sharing with other operators and elimination or deferral of discretionary capital spending. The adverse economic effects of the COVID-19 outbreak have materially decreased demand for crude oil based on the restrictions in place by governments trying to curb the outbreak and changes in consumer behavior. This has led to a significant global oversupply of oil and consequently a substantial decrease in crude oil prices. While global oil producers, including the Organization of Petroleum Exporting Countries and other oil producing nations (OPEC+), reached agreement in April 2020 to cut oil production, downward pressure on commodity prices has remained and could continue for the foreseeable future, particularly given concerns over available storage capacity for crude oil. Further, in connection with the OPEC+ agreement, the Minister of Hydrocarbons in Gabon requested that the Company reduce its production through September 2020. To comply with such request from the Minister of Hydrocarbons, in July 2020 the Company temporarily reduced production from the Etame Marin block. The Company considered the impact of the COVID-19 pandemic and the substantial decline in crude oil prices on the assumptions and estimates used for preparation of the financial statements. As a result, the Company recognized a number of material charges during the three months ended March 31, 2020, including impairments to its capitalized costs for proved crude oil and natural gas properties and valuation allowances on its deferred tax assets. These are discussed further in the following notes. Crude oil prices improved somewhat by June 30, 2020, and therefore no additional charges or impairments were required in the three months ended June 30, 2020. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak may have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to complete future drilling campaigns and other efforts required to advance the development of its crude oil and natural gas properties.

Restricted cash and abandonment funding – Restricted cash includes cash that is contractually restricted. Restricted cash is classified as a current or non-current asset based on its designated purpose and time duration. Current amounts in restricted cash at June 30, 2020 and 2019, respectively, each include an escrow amount representing bank guarantees for customs clearance in Gabon. Long- term amounts at June 30, 2020 and 2019 include a charter payment escrow for the floating, production, storage and offloading vessel (“FPSO”) offshore Gabon as discussed in Note 10. The Company invests restricted and excess cash in readily redeemable money market funds.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	As of June 30,
	2020	2019
	(in thousands)
Cash and cash equivalents	$44,841	$48,557
Restricted cash - current	1,090	799
Restricted cash - non-current	925	922
Abandonment funding	11,420	11,550
Total cash, cash equivalents and restricted cash	$58,276	$61,828

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

On February 28, 2019, the Gabonese branch of an international commercial bank holding the abandonment funds in a U.S. dollar denominated account advised that the bank regulator required transfer of the funds to the Central Bank (“Central Bank”) for the Economic and Monetary Community of Central Africa (“CEMAC”), of which Gabon is one of the six member states, for conversion to local currency with a credit back to the Gabonese branch in local currency. Since the March 5, 2019 conversion to local currency, the abandonment funding account has incurred foreign currency losses of $0.2 million, net to VAALCO. The Company’s production sharing contract related to the Etame Marin block located offshore Gabon (“Etame Marin block PSC”) provides these payments must be denominated in U.S. dollars. The new CEMAC foreign currency regulations provide for establishment of a U.S. dollar account with the Central Bank. Although we have requested establishment of such account, the necessary procedures have not been issued by the Central Bank and the relevant Gabon government agencies. As a result, we were not able to make the annual abandonment funding payment in 2019. In July 2020, the Central Bank’s board of directors authorized the opening of foreign exchange escrow accounts at the Central Bank, which progresses our request for such an account; however, the timeframe for completion of the process of establishing the account remains unclear. Amendment No. 5 to the Etame Marin block PSC also provides that in the event that the Gabonese bank fails for any reason to reimburse all of the principal and interest due, the Company and other joint interest owners shall no longer be held liable for the resulting shortfall in funding the obligation to remediate the sites.

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

As of June 30, 2020, the outstanding VAT receivable balance, excluding the allowance for bad debt, was approximately $11.3 million ($3.8 million, net to VAALCO). As of June 30, 2020, the exchange rate was XAF 583.1 = $1.00. As of December 31, 2019, the exchange rate was XAF 585.7 = $1.00.

For the three and six months ended June 30, 2020, the Company recorded a net expense of $0.1 million and $0.9 million, respectively, related to the allowance for bad debt for VAT for which the government of Gabon has not reimbursed us. For the three and six months ended June 30, 2019, the Company recorded a net recovery (expense) of $(3) thousand and $29 thousand, respectively, related to the allowance for bad debt for VAT for which the government of Gabon has not reimbursed us. The receivable amount, net of allowances, is reported as a non-current asset in the “Value added tax and other receivables” line item in the condensed consolidated balance sheets. Because both the VAT receivable and the related allowances are denominated in XAF, the exchange rate revaluation of these balances into U.S. dollars at the end of each reporting period also has an impact on the Company’s results of operations. Such foreign currency gains (losses) are reported separately in the “Other, net” line item of the condensed consolidated statements of operations.

The following table provides a roll forward of the aggregate allowance for bad debt:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Allowance for bad debt
Balance at beginning of period	$(1,725)	$(1,854)	$(1,508)	$(2,535)
Bad debt recovery (charge)	(179)	(5)	(989)	24
Adjustment associated with reversal of allowance on Mutamba receivable	—	—	593	—
Adjustment associated with settlement of customs audit	—	—	—	623
Foreign currency gain (loss)	—	(17)	—	12
Balance at end of period	$(1,904)	$(1,876)	$(1,904)	$(1,876)

Derivative Instruments and Hedging Activities – The Company enters into crude oil hedging arrangements from time to time in an effort to mitigate the effects of commodity price volatility and enhance the predictability of cash flows relating to the marketing of a portion of our crude oil production. While these instruments mitigate the cash flow risk of future decreases in commodity prices, they may also curtail benefits from future increases in commodity prices.

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

Stock-based compensation – The Company measures the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The grant date fair value for options or stock appreciation rights (“SARs”) is estimated using either Black-Scholes or Monte Carlo method depending on the complexity of the terms of the awards granted. The SARs fair value is estimated at the grant date and remeasured at each subsequent reporting date until exercised, forfeited or cancelled.

Black-Scholes and Monte Carlo models employ assumptions, based on management’s best estimates at the time of grant, which impact the calculation of fair value and ultimately, the amount of expense that is recognized over the life of the stock options or SAR award. These models use the following inputs: (i) the quoted market price of the Company’s common stock on the valuation date, (ii) the maximum stock price appreciation that an employee may receive, (iii) the expected term that is based on the contractual term, (iv) the expected volatility that is based on the historical volatility of the Company’s stock for the length of time corresponding to the expected term of the option or SAR award, (v) the expected dividend yield that is based on the anticipated dividend payments and (vi) the risk-free interest rate that is based on the U.S. treasury yield curve in effect as of the reporting date for the length of time corresponding to the expected term of the option or SAR award.

For restricted stock, grant date fair value is determined using the market value of the common stock on the date of grant.

The stock-based compensation expense for equity awards is recognized over the requisite or derived service period, using the straight-line attribution method over the service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards.

Unless the awards contain a market condition, previously recognized expense related to forfeited awards is reversed in the period in which the forfeiture occurs. For awards containing a market condition, previously recognized stock-based compensation expense is not reversed when the awards are forfeited. See Note 14 for further discussion.

Fair value of financial instruments – The Company’s assets and liabilities include financial instruments such as cash and cash equivalents, restricted cash, accounts receivable, derivative assets, accounts payable, SARs and guarantee. As discussed above, derivative assets and liabilities are measured and reported at fair value each period with changes in fair value recognized in net income. With respect to the Company’s other financial instruments included in current assets and liabilities, the carrying value of each financial instrument approximates fair value primarily due to the short-term maturity of these instruments. There were no transfers between levels for the three and six months ended June 30, 2020 and 2019.

		As of June 30, 2020
	Balance Sheet Line	Level 1	Level 2	Level 3	Total
		(in thousands)
Liabilities
SARs liability	Accrued liabilities	$—	$1,380	$—	$1,380
SARs liability	Other long-term liabilities	—	56	—	56
		$—	$1,436	$—	$1,436

		As of December 31, 2019
	Balance Sheet Line	Level 1	Level 2	Level 3	Total
		(in thousands)
Assets
Derivative asset commodity swaps	Prepayments and other	$—	$636	$—	$636
		$—	$636	$—	$636
Liabilities
SARs liability	Accrued liabilities	$—	$2,638	$—	$2,638
SARs liability	Other long-term liabilities	—	852	—	852
		$—	$3,490	$—	$3,490

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

Lease commitments – The Company leases office space, marine vessels and helicopters, warehouse and storage facilities, equipment and corporate housing under leasing agreements that expire at various times. All leases are characterized as operating leases and the expense is included in either production expenses or general and administrative expenses in the condensed consolidated financial statements. See Note 11 for further discussion.

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

Revenue recognition – Revenues from contracts with customers are generated from sales in Gabon pursuant to crude oil sales and purchase agreements (“COSPA”). There is a single performance obligation (delivering crude oil to the delivery point, i.e. the connection to the customer’s crude oil tanker) that gives rise to revenue recognition at the point in time when the performance obligation event takes place. In addition to revenues from customer contracts, the Company has other revenues related to contractual provisions under the Etame Marin block PSC. The Etame Marin block PSC is not a customer contract. The Etame Marin block PSC includes provisions for payments to the government of Gabon for: royalties based on 13% of production at the published price and a shared portion of “Profit Oil” determined based on daily production rates, as well as a gross carried working interest of 7.5% (increasing to 10% beginning June 20, 2026) for all costs. For both royalties and Profit Oil, the Etame Marin block PSC provides that the government of Gabon may settle these obligations in-kind, i.e. taking crude oil barrels, rather than with cash payments. See Note 6 for further discussion.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) related to the calculation of credit losses on financial instruments. All financial instruments not accounted for at fair value will be impacted, including the Company’s trade and joint venture owners’ receivables. Allowances are to be measured using a current expected credit loss (“CECL”) model as of the reporting date that is based on historical experience, current conditions and reasonable and supportable forecasts. This is significantly different from the current model that increases the allowance when losses are probable. Initially, ASU 2016-13 was effective for all public companies for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years and will be applied with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective.  The FASB subsequently issued ASU No. 2019-04 (“ASU 2019-04”): Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives, and Topic 825, Financial Instruments and ASU No. 2019-05 (“ASU 2019-05”): Financial Instruments-Credit Losses (Topic 326) - Targeted Transition Relief. ASU 2019-04 and ASU 2019-05 provide certain codification improvements related to implementation of ASU 2016-13 and targeted transition relief consisting of an option to irrevocably elect the fair value option for eligible instruments.  In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates. This amendment deferred the effective date of ASU No. 2016-13 from January 1, 2020 to January 1, 2023 for calendar year end smaller reporting companies, which includes the Company.  The Company plans to defer the implementation of ASU 2016-13, and related updates, until January 2023.

In March 2020, the FASB issued ASU 2020-04 - Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848). This ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates (IBORs) and, particularly, the risk of cessation of the London Interbank Offered Rate (LIBOR), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. The amendments in this ASU are available to be adopted for all entities as of March 12, 2020, the date of issuance of Topic 848, and the relief provided within Topic 848 lasts until December 31, 2022. As the Company currently has no debt instruments or contracts where LIBOR is a material provision of contracts, the adoption of this guidance, is not expected to have a material impact on the Company's financial statements.

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

3. DISPOSITIONS

Discontinued Operations - Angola

In November 2006, the Company signed a production sharing contract for Block 5 offshore Angola (“Block 5 PSA”). The Company’s working interest was 40%, and the Company carried Sonangol P&P, for 10% of the work program. On September 30, 2016, the Company notified Sonangol P&P that it was withdrawing from the joint operating agreement effective October 31, 2016. On November 30, 2016, the Company notified the national concessionaire, Sonangol E.P., that it was withdrawing from the Block 5 PSA. Further to the decision to withdraw from Angola, the Company closed its office in Angola and reduced its activities in Angola. As a result of this strategic shift, the Company classified all the related assets and liabilities as those of discontinued operations in the condensed consolidated balance sheets. The operating results of the Angola segment have been classified as discontinued operations for all periods presented in the Company’s condensed consolidated statements of operations. The Company segregated the cash flows attributable to the Angola segment from the cash flows from continuing operations for all periods presented in the Company’s condensed consolidated statements of cash flows. The following tables summarize selected financial information related to the Angola segment’s assets and liabilities as of June 30, 2020 and December 31, 2019 and its results of operations for the three and six months ended June 30, 2020 and 2019.

Summarized Results of Discontinued Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Operating costs and expenses:
Gain on settlement of drilling obligation	$—	$—	$—	$(7,193)
General and administrative expense (recovery)	(19)	206	61	220
Total operating costs, expenses and (recovery)	(19)	206	61	(6,973)
Operating income (loss)	19	(206)	(61)	6,973
Total other income (expense)	(5)	—	(5)	—
Income (loss) from discontinued operations before income taxes	14	(206)	(66)	6,973
Income tax expense (benefit)	3	(44)	(14)	1,464
Income (loss) from discontinued operations	$11	$(162)	$(52)	$5,509

Assets and Liabilities Attributable to Discontinued Operations

	As of June 30, 2020	As of December 31, 2019
	(in thousands)
ASSETS
Accounts with joint venture owners	$—	$—
Total current assets	—	—
Total assets	$—	$—

LIABILITIES
Current liabilities:
Accounts payable	$—	$8
Accrued liabilities and other	48	342
Total current liabilities	48	350
Total liabilities	$48	$350

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

Segment activity of continuing operations for the three and six months ended June 30, 2020 and 2019 as well as long-lived assets and segment assets at June 30, 2020 and December 31, 2019 are as follows:

	Three Months Ended June 30, 2020
(in thousands)	Gabon	Equatorial Guinea	Corporate and Other	Total
Revenues-crude oil and natural gas sales	$17,974	$—	$—	$17,974
Depreciation, depletion and amortization	2,772	—	29	2,801
Other operating expense, net	(815)	—	—	(815)
Operating income (loss)	1,704	(69)	(2,601)	(966)
Derivative instruments gain (loss), net	—	—	(756)	(756)
Income tax expense (benefit)	(273)	—	(1,976)	(2,249)
Additions to crude oil and natural gas properties and equipment – accrual	1,190	—	—	1,190

	Six Months Ended June 30, 2020
(in thousands)	Gabon	Equatorial Guinea	Corporate and Other	Total
Revenues-crude oil and natural gas sales	$36,363	$—	$—	$36,363
Depreciation, depletion and amortization	5,844	—	60	5,904
Impairment of proved crude oil and natural gas properties	30,625	—	—	30,625
Bad debt recovery and other	989	—	—	989
Other operating expense, net	(846)	—	—	(846)
Operating income (loss)	(24,579)	(194)	(2,876)	(27,649)
Derivative instruments gain (loss), net	—	—	6,583	6,583
Income tax expense	21,766	—	9,463	31,229
Additions to crude oil and natural gas properties and equipment – accrual	10,611	—	—	10,611

	Three Months Ended June 30, 2019
(in thousands)	Gabon	Equatorial Guinea	Corporate and Other	Total
Revenues-crude oil and natural gas sales	$25,230	$—	$—	$25,230
Depreciation, depletion and amortization	1,835	—	74	1,909
Other operating expense, net	(4,399)	—	—	(4,399)
Operating income (loss)	8,963	(130)	(2,463)	6,370
Derivative instruments gain (loss), net	—	—	1,911	1,911
Income tax expense	7,869	2	1,337	9,208
Additions to crude oil and natural gas properties and equipment – accrual	1,593	—	29	1,622

	Six Months Ended June 30, 2019
(in thousands)	Gabon	Equatorial Guinea	Corporate and Other	Total
Revenues-crude oil and natural gas sales	$44,995	$—	$—	$44,995
Depreciation, depletion and amortization	3,314	—	148	3,462
Impairment of proved crude oil and natural gas properties	—	—	—	—
Bad debt recovery and other	(24)	—	—	(24)
Other operating expense, net	(4,436)	—	—	(4,436)
Operating income (loss)	18,493	(316)	(6,261)	11,916
Derivative instruments gain (loss), net	—	—	(1)	(1)
Income tax expense	10,360	12	1,589	11,961
Additions to crude oil and natural gas properties and equipment – accrual	2,274	(187)	220	2,307

(in thousands)	Gabon	Equatorial Guinea	Corporate and Other	Total
Long-lived assets from continuing operations:
As of June 30, 2020	$31,080	$10,000	$268	$41,348
As of December 31, 2019	$57,930	$10,000	$328	$68,258

(in thousands)	Gabon	Equatorial Guinea	Corporate and Other	Total
Total assets from continuing operations:
As of June 30, 2020	$118,369	$10,086	$19,202	$147,657
As of December 31, 2019	$151,686	$10,087	$49,764	$211,537

Information about the Company’s most significant customers

The Company sells crude oil production from Gabon under term contracts with pricing based upon an average of Dated Brent in the month of lifting, adjusted for location and market factors. From August 2015 through January 2019, the Company sold its crude oil to Glencore Energy UK Ltd. (“Glencore”) and from February 2019 to January 2020, crude oil sales were to Mercuria Energy Trading SA (“Mercuria”). Sales of crude oil to Glencore and Mercuria were approximately 100% of total revenues for the period during the terms of their contracts. The Company signed a new contract with ExxonMobil Sales and Supply LLC (“Exxon”) that covers sales from February 2020 through January 2021 with pricing based upon an average of Dated Brent in the month of lifting, adjusted for location and market factors. During the six months ended June 30, 2020, revenues from sales of crude oil to Mercuria and Exxon were approximately 26% and 74%, respectively, of the Company’s total revenues from customers.

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

A reconciliation or reported net income (loss) to net income (loss) used in calculating EPS as well as a reconciliation from basic to diluted shares follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Net income (loss) (numerator):
Income (loss) from continuing operations	$585	$(871)	$(52,152)	$(41)
(Income) loss from continuing operations attributable to unvested shares	(3)	—	—	—
Numerator for basic	582	(871)	(52,152)	(41)
(Income) loss from continuing operations attributable to unvested shares	—	—	—	—
Numerator for dilutive	$582	$(871)	$(52,152)	$(41)

Income (loss) from discontinued operations, net of tax	$11	$(162)	$(52)	$5,509
(Income) loss from discontinued operations attributable to unvested shares		—	—	(42)
Numerator for basic	11	(162)	(52)	5,467
(Income) loss from discontinued operations attributable to unvested shares	—	—	—	42
Numerator for dilutive	$11	$(162)	$(52)	$5,509

Net income (loss)	$596	$(1,033)	$(52,204)	$5,468
Net (income) loss attributable to unvested shares	(3)	—	—	(42)
Numerator for basic	593	(1,033)	(52,204)	5,426
Net (income) loss attributable to unvested shares	—	—	—	42
Numerator for dilutive	$593	$(1,033)	$(52,204)	$5,468

Weighted average shares (denominator):
Basic weighted average shares outstanding	57,456	59,801	57,716	59,716
Effect of dilutive securities	138	—	—	—
Diluted weighted average shares outstanding	57,594	59,801	57,716	59,716
Stock options and unvested restricted stock grants excluded from dilutive calculation because they would be anti-dilutive	1,793	370	3,051	644

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

For each lifting completed under a COSPA, payment is made by the customer in U.S. Dollars by electronic transfer thirty days after the date of the bill of lading. For each lifting of crude oil, the price is determined based on a formula using published Dated Brent prices plus a fixed contract differential.

Generally, no significant judgments or estimates are required as of a given filing date with regard to applicable price or volumes sold because all of the parameters are known with certainty related to liftings that occurred in the recently completed calendar quarter. As such, the Company deemed this situation to be characterized as a fixed price situation.

In addition to revenues from customer contracts, the Company has other revenues related to contractual provisions under the Etame Marin block PSC. The Etame Marin block PSC is not a customer contract, and therefore the associated revenues are not within the scope of ASC 606. The terms of the Etame Marin block PSC include provisions for payments to the government of Gabon for royalties based on 13% of production at the published price, and a shared portion of “Profit Oil” determined based on daily production rates as well as a gross carried working interest of 7.5% (increasing to 10% beginning June 20, 2026) for all costs. For both royalties and Profit Oil, the Etame Marin block PSC provides that the government of Gabon may settle these obligations in-kind, i.e. taking crude oil barrels, rather than with cash payments.

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

With respect to the government’s share of Profit Oil, the Etame Marin block PSC provides that the corporate income tax liability is satisfied through the payment of Profit Oil. In the condensed consolidated statements of operations, the government’s share of revenues from Profit Oil is reported in revenues with a corresponding amount reflected as current income tax expense. Prior to February 1, 2018, the government did not take any of its share of Profit Oil in-kind. These revenues have been included in revenues to customers as the Company entered into the contract with the customer to sell the crude oil and was subject to the performance obligations associated with the contract. For the in-kind sales by the government beginning February 1, 2018, these sales are not considered revenues under a customer contract as the Company is not a party to the contracts with the buyers of this crude oil. However, consistent with the reporting of Profit Oil in prior periods, the amount associated with the Profit Oil under the terms of the Etame Marin block PSC is reflected as revenue with an offsetting amount reported as a current income tax expense. Payments of the income tax expense will be reported in the period that the government takes its Profit Oil in-kind, i.e. the period in which it lifts the crude oil. The only in-kind payment in the current year was $1.9 million and occurred with the April 2020 lifting. As of June 30, 2020 and December 31, 2019, the foreign taxes payable attributable to this obligation was $3.4 million and $5.7 million, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue from customer contracts:	(in thousands)
Sales under the COSPA	$18,816	$20,949	$39,260	$42,760
Other items reported in revenue not associated with customer contracts:
Gabonese government share of Profit Oil taken in-kind	1,855	7,347	1,855	7,347
Carried interest recoupment	108	733	993	1,440
Royalties	(2,805)	(3,799)	(5,745)	(6,552)
Total revenue, net	$17,974	$25,230	$36,363	$44,995

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

In consideration for the PSC Extension, the Consortium agreed to a signing bonus of $65.0 million ($21.8 million, net to VAALCO) payable to the government of Gabon (the “signing bonus”). The Consortium paid $35.0 million ($11.8 million, net to VAALCO) in cash on September 26, 2018 and paid $25.0 million ($8.4 million, net to VAALCO) through an agreed upon reduction of the VAT receivable owed by the government of Gabon to the Consortium as of the effective date. An additional $5.0 million ($1.7 million, net to VAALCO) was paid in cash by the Consortium following the end of the drilling activities described below. The Company accrued the $1.7 million share of this remaining payment as of December 31, 2019. This payment was made in February 2020. The amount paid through a reduction in VAT has been recorded at $4.2 million, which represents the book value of the receivable, net of the valuation allowance as of the effective date. In addition, the Company recorded an increase of $18.6 million resulting from the deferred tax impact for the difference between book basis and tax basis. A corresponding $18.6 million deferred tax liability was recorded, which reduced the net deferred tax assets. The Company has allocated the share of the signing bonus between proved and unproved leasehold costs using the acreage attributable to the previous exploitation areas and the additional acreage in the expanded exploitation areas resulting in $22.5 million being attributed to proved leasehold costs and $13.7 million attributed to unproved leasehold costs.

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

There was no triggering event in the second quarter of 2020 that would cause us to believe the value of crude oil and natural gas producing properties should be impaired. Factors considered included higher future strip prices for the second quarter of 2020 compared to the first quarter of 2020, and that the Company incurred no significant capital expenditures in the period related to the fields in the Etame Marin block. During the first quarter of 2020, declining forecasted oil prices caused the Company to perform an impairment review. The impairment test was performed using the year end 2019 independently prepared reserve report, estimated reserves for the South East Etame 4H well completed in March 2020 and forward price curves. The Company performed a recoverability test as defined under ASC 932 and ASC 360, noting that the undiscounted cash flows related to the Etame, Avouma, Ebouri, Southeast Etame and North Tchibala fields were less than the book values for these fields resulting in the Company recording a $30.6 million impairment loss to write down the Company’s investment in each field to their fair value of $15.6 million during the three months ended March 31, 2020.

With respect to the second quarter of 2019, as a result of lower future strip prices for the second quarter of 2019 compared to the first quarter of 2019, VAALCO compared the undiscounted estimated future net cash flows to the carrying value of the crude oil and natural gas properties. Based on this analysis, no impairment was identified and there were no indicators that adjustments were needed to the year-end reserve report.

Undeveloped Leasehold Costs

VAALCO acquired a 31% working interest in an undeveloped portion of a block (“Block P”) offshore Equatorial Guinea in 2012.  The Ministry of Mines and Hydrocarbons (“EG MMH”) approved our appointment as operator for Block P interest on November 12, 2019.  The Company acquired an additional working interest of 12% from Atlas Petroleum, thereby increasing its working interest to 43% in 2020, in exchange for a potential future payment of $3.1 million in the event that there is commercial production from Block P, and the EG MMH has approved this assignment.  The Company is currently waiting on a production sharing contract amendment to ratify the Company’s increased working interest and appointment as operator before beginning activities in Block P. VAALCO is in commercial discussions with Levene Hydrocarbon Limited (“Levene”) regarding a potential transaction whereby VAALCO would assign a portion of its working interest in Block P to Levene in exchange for Levene carrying VAALCO’s cost to drill an exploratory well. Levene and VAALCO have executed a non-binding Memorandum of Understanding regarding these commercial discussions; however, neither have executed any binding agreements and there can be no certainty a transaction will be completed.  Further, approval of the assignment to Levene by the EG MMH must be obtained prior to any transaction being completed. As of June 30, 2020, the Company had $10.0 million recorded for the book value of the undeveloped leasehold costs associated with the Block P license.  VAALCO and its current and potential future joint venture owners are evaluating the timing and budgeting for development and exploration activities under a development and production area in the block, including the approval of a development and production plan.  The Block P production sharing contract provides for a development and production period of 25 years from the date of approval of a development and production plan.

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

Capitalized Equipment Inventory

Capitalized equipment inventory is reviewed regularly for obsolescence. Adjustments for inventory obsolescence are recorded on “Other operating expense, net” line item of the condensed consolidated statements of operations but were not material for the three and six months ended June 30, 2020 and 2019.

8. DERIVATIVES AND FAIR VALUE

The Company uses derivative financial instruments from time to time to achieve a more predictable cash flow from crude oil production by reducing the Company’s exposure to price fluctuations.

Commodity swaps - In June 2018, the Company entered into commodity swaps at a Dated Brent weighted average of $74.00 per barrel for the period from and including June 2018 through June 2019 for a quantity of approximately 400,000 barrels. On May 6, 2019, the Company entered into commodity swaps at a Dated Brent weighted average of $66.70 per barrel for the period from and including July 2019 through June 2020 for an approximate quantity of 500,000 barrels. At June 30, 2020, the Company did not have any unexpired commodity swaps.

While these commodity swaps are intended to be an economic hedge to mitigate the impact of a decline in crude oil prices, the Company has not elected hedge accounting. The contracts are being measured at fair value each period, with changes in fair value recognized in net income. The Company does not enter into derivative instruments for speculative or trading proposes.

The crude oil swap contracts are measured at fair value using the Income Method. Level 2 observable inputs used in the valuation model include market information as of the reporting date, such as prevailing Brent crude futures prices, Brent crude futures commodity price volatility and interest rates. The determination of the swap contracts’ fair value includes the impact of the counterparty’s non-performance risk.

To mitigate counterparty risk, the Company enters into such derivative contracts with creditworthy financial institutions deemed by management as competent and competitive market makers.

The following table sets forth the gain (loss) on derivative instruments on the Company’s condensed consolidated statements of operations:

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Item	Statement of Operations Line	2020	2019	2020	2019
		(in thousands)
Crude oil swaps	Realized gain - contract settlements	$6,498	$432	$7,216	$1,563
	Unrealized gain (loss)	(7,254)	1,479	(633)	(1,564)
	Derivative instruments gain (loss), net	$(756)	$1,911	$6,583	$(1)

9. ACCRUED LIABILITIES AND OTHER

Accrued liabilities and other balances were comprised of the following:

	As of June 30, 2020	As of December 31, 2019
	(in thousands)
Accrued accounts payable invoices	$4,683	$4,650
Joint venture audit settlement	—	3,322
Gabon DMO, PID and PIH obligations	4,193	3,314
Capital expenditures	2,894	11,792
Stock appreciation rights	1,380	2,638
Accrued wages and other compensation	1,318	1,731
Other	1,831	2,326
Total accrued liabilities and other	$16,299	$29,773

10.  COMMITMENTS AND CONTINGENCIES

Abandonment funding

Under the terms of the Etame Marin block PSC, the Company has a cash funding arrangement for the eventual abandonment of all offshore wells, platforms and facilities on the Etame Marin block. As a result of the PSC Extension, annual funding payments are spread over the periods from 2018 through 2028. The amounts paid will be reimbursed through the Cost Account and are non-refundable. The abandonment estimate used for this purpose is approximately $61.8 million ($19.2 million net to VAALCO) on an undiscounted basis. Through June 30, 2020, $36.7 million ($11.4 million net to VAALCO) on an undiscounted basis has been funded. This cash funding is reflected under “Other noncurrent assets” in the “Abandonment funding” line item of the condensed consolidated balance sheet. Future changes to the anticipated abandonment cost estimate could change the asset retirement obligation and the amount of future abandonment funding payments.

On March 5, 2019, in accordance with certain foreign currency regulatory requirements, the Gabonese branch of an international commercial bank holding the abandonment funds in a U.S. dollar denominated account transferred the funds to the Central Bank for CEMAC, of which Gabon is one of the six member states. The U.S. dollars were converted to local currency with a credit back to the Gabonese branch. Amendment No. 5 to the Etame Marin block PSC provides that in the event that the Gabonese bank fails for any reasons to reimburse all of the principal and interest due, the Company and the other joint venture owners shall no longer be held liable for the resulting shortfall in funding the obligation to remediate the sites.

FPSO charter

In connection with the charter of the FPSO, the Company, as operator of the Etame Marin block, guaranteed all of the charter payments under the charter through its contract term. At the Company’s election, the charter may be extended for two one-year periods beyond September 2020. These elections have been made, and the charter has been extended through September 2022. The Company obtained guarantees from each of the Company’s joint venture owners for their respective shares of the payments. The Company’s net share of the charter payment is 31.1%, or approximately $9.7 million per year. Although the Company believes the need for performance under the charter guarantee is remote, the Company recorded a liability of $0.3 million as of June 30, 2020 and $0.4 million as of December 31, 2019 representing the guarantee’s estimated fair value. The guarantee of the offshore Gabon FPSO charter has $39.5 million in remaining gross minimum obligations as of June 30, 2020.

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

In July 2019, the Company reached an agreement in principle to resolve a legacy issue related to findings from the Etame Marin block joint venture owners’ audits for the periods from 2007 through 2016 for $4.4 million net to VAALCO. The agreement in principle also provides for procedures to minimize the chances of future audit claims. Accordingly, the Company has accrued $4.4 million that is reflected in the “Accrued liabilities and other” line item of the Company’s condensed consolidated balance sheet and is recorded as a second quarter 2019 expense in the condensed consolidated statements of operations in the line item “Other operating expense, net”. The final settlement agreements were executed by all the joint venture owners effective September 9, 2019. In October 2019, the Company paid $1.1 million of the $4.4 million. The remaining balance of the amount due was paid in February 2020.

In 2019, the Etame joint venture owners conducted audits for the years 2017 and 2018. In June 2020, the Company agreed to a $0.8 million payment to resolve claims made by one of the Etame Marin block joint venture owners, Addax Petroleum Gabon S.A. There are now no unresolved matters related to the joint venture owner audits.

Drilling Rig

The Company contracted a drilling rig to be used to drill two wells, including two appraisal wellbores, for the Etame Marin block joint operations. The agreement included options to drill four additional wells at the Etame Marin block, and the Company elected to exercise these options to drill a third development well and perform three workovers. The drilling rig contract stipulates a day rate of approximately $75,000. The term associated with the drilling rig commitment was less than one year, and the rig was released on April 9, 2020 with no material remaining obligations.

For discussion of other contractual commitments, see Note 11 – Leases.

11. LEASES

Under ASC 842, Leases, there are two types of leases: finance and operating. Regardless of the type of lease, the initial measurement of the lease results in recording a ROU asset and a lease liability at the present value of the future lease payments.

Practical Expedients – The standard provides a package of three practical expedients to simplify adoption. At the transition date, the entity may elect not to reassess: (1) whether any expired or existing contracts as of the adoption date are or contain leases under the new definition of a lease, (2) lease classification for expired or existing leases as of the adoption date and (3) initial direct costs for any existing leases as of the adoption date. These three expedients must be elected or not elected as a package. An entity that elects to apply all three of the practical expedients will, in effect, continue to classify leases that commence before the adoption date in accordance with current GAAP, unless the lease classification is reassessed after the adoption date. A lessee that elects to apply all of the practical expedients beginning on the adoption date will follow subsequent measurement guidance in ASC 842. The Company has elected to use these practical expedients, effectively carrying over its previous identification and classification of leases that existed as of January 1, 2019. Additionally, a lessee may elect not to recognize ROU assets and liabilities arising from short-term leases provided there is no purchase option the entity is likely to exercise. The Company has elected this short-term lease exemption. The adoption of ASC 842 resulted in a material increase in the Company’s total assets and liabilities on the Company’s condensed consolidated balance sheet as certain of its operating leases are significant. In addition, adoption resulted in a decrease in working capital as the ROU asset is noncurrent but the lease liability has both long-term and short-term portions. There was no material overall impact on results of operations or cash flows. In the statement of cash flows, operating leases remain an operating activity.

The Company is currently a party to several lease agreements for the rental of marine vessels and helicopters, warehouse and storage facilities, equipment and the FPSO. The duration for these agreements range from 21 to 45 months. In some cases the lease contracts require the Company to make payments both for the use of the asset itself and for operations and maintenance services. Only the payments for the use of the asset related to the lease component are included in the calculation of ROU assets and lease liabilities. Payments for the operations and maintenance services are considered non-lease components and are not included in calculating the ROU assets and lease liabilities. For leases on ROU assets used in joint operations, generally the operator reflects the full amount of the lease component, including the amount that will be funded by the non-operators. As operator for the Etame Marin block, the ROU asset recorded for the FPSO, the marine vessels, helicopter and warehouse and storage facilities used in the joint operations includes the gross amount of the lease components.

The FPSO lease includes options to extend the term through September 2022. The Company considered these options reasonably certain of exercise and included them in the calculation of ROU assets and lease liabilities. For all other leases that contain an option to extend, the Company has concluded that it is not reasonably certain it will exercise the renewal option and the renewal periods have been excluded in the calculation for the ROU assets and liabilities. During the third quarter 2019, the Company notified the lessor of the FPSO of its intent to extend the lease term by the first option that extends the FPSO lease to September 2021. Similarly, the Company gave notification to extend the FPSO lease to September 2022 during the third quarter of 2020.

The FPSO agreement also contains options to purchase the assets during or at the end of the lease term. The Company does not consider these options reasonably certain of exercise and has excluded the purchase price from the calculation of ROU assets and lease liabilities.

The FPSO, helicopter, and certain marine vessel leases include provisions for variable lease payments, under which the Company is required to make additional payments based on the level of production or the number of days or hours the asset is deployed, or the number of persons onboard the vessel. Because the Company does not know the extent that the Company will be required to make such payments, they are excluded from the initial calculation of ROU assets and lease liabilities.

The discount rate used to calculate ROU assets and lease liabilities represents the Company’s incremental borrowing rate. The Company determined this by considering the term and economic environment of each lease, and estimating the resulting interest rate the Company would incur to borrow the lease payments.

For the three and six months ended June 30, 2020, the components of the lease costs and the supplemental information were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Lease cost:	(in thousands)
Operating lease cost	$4,335	$3,775	$8,525	$7,334
Short-term lease cost	(581)	101	451	404
Variable lease cost	2,138	1,408	4,064	2,738
Total lease expense	5,892	5,284	13,040	10,476
Lease costs capitalized	178	—	3,459	—
Total lease costs	$6,070	$5,284	$16,499	$10,476

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows to operating leases				$13,966
Weighted-average remaining lease term				2.22 years
Weighted-average discount rate				6.13%

The table below describes the presentation of the total lease cost on the Company’s condensed consolidated statement of operations. As discussed above, the Company’s joint venture owners are required to reimburse the Company for their share of certain expenses, including certain lease costs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Production expense	$1,814	$1,626	$4,019	$3,223
General and administrative expense	49	49	98	98
Lease costs billed to the joint venture owners	4,148	3,609	11,221	7,155
Total lease expense	6,011	5,284	15,338	10,476
Lease costs capitalized	59	—	1,161	—
Total lease costs	$6,070	$5,284	$16,499	$10,476

The following table describes the future maturities of the Company’s operating lease liabilities at June 30, 2020:

Lease Obligation
Year	(in thousands)
2020	$6,865
2021	13,535
2022	9,355
2023	—
2024	—
29,755
Less: imputed interest	1,850
Total lease liabilities	$27,905

Under the joint operating agreements, other joint owners are obligated to fund $20.5 million of the $29.8 million in future lease liabilities.

12. ASSET RETIREMENT OBLIGATIONS

The following table summarizes the changes in the Company’s asset retirement obligations:

(in thousands)	Six Months Ended June 30, 2020	Year Ended December 31, 2019
Beginning balance	$15,844	$14,816
Accretion	440	812
Additions	359	595
Revisions	—	(379)
Ending balance	$16,643	$15,844

Accretion is recorded in the line item “Depreciation, depletion and amortization” on the Company’s condensed consolidated statements of operations.

The Company is required under the Etame Marin block PSC to conduct regular abandonment studies to update the estimated costs to abandon the offshore wells, platforms and facilities on the Etame Marin block. The current abandonment study was completed in November 2018. In the second half of 2019, the Company recorded $0.6 million in additions associated with the Etame 9H and Etame 11H development wells. During the first half of 2020, the Company recorded $0.4 million in additions associated with the South East Etame 4H development well.

13. SHAREHOLDERS’ EQUITY

Preferred stock – Authorized preferred stock consists of 500,000 shares with a par value of $25 per share. No shares of preferred stock were issued and outstanding as of June 30, 2020 or December 31, 2019.

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

From commencement of the plan in June 2019 through April 13, 2020, the Company purchased 2,740,643 shares of common stock at an average price of $1.70 per share for an aggregate purchase price of $4.7 million under the plan. On April 13, 2020, the Board of Directors approved the termination of the share repurchase program; consequently no further shares can be repurchased pursuant to the plan.

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

14.  STOCK-BASED COMPENSATION AND OTHER BENEFIT PLANS

The Company’s stock-based compensation has been granted under several stock incentive and long-term incentive plans. The plans authorize the Compensation Committee of the Company’s Board of Directors to issue various types of incentive compensation. The Company had previously issued stock options and restricted shares under the 2014 Long-Term Incentive Plan (“2014 Plan”) and stock appreciation rights under the 2016 Stock Appreciation Rights Plan. On June 25, 2020, the Company’s shareholders approved the 2020 Long-Term Incentive Plan (“2020 Plan”) under which 5,500,000 shares are authorized for future grants. At June 30, 2020, 3,174,198 shares were available for future grants.

For each stock option granted, the number of authorized shares under the 2020 Plan will be reduced on a one-for-one basis. For each restricted share granted, the number of shares authorized under both the 2014 Plan and 2020 Plan will be reduced by twice the number of restricted shares. The Company has no set policy for sourcing shares for option grants. Historically the shares issued under option grants have been new shares.

As referenced in the table below, the Company records compensation expense related to stock-based compensation as general and administrative expense associated with the issuance of stock options, restricted stock and stock appreciation rights. During the six months ended June 30, 2020, the Company did not settle any stock-based compensation. During the six months ended June 30, 2019, the Company settled in cash $0.3 million for stock appreciation rights and received $0.1 million for stock option exercises. Because the Company does not pay significant United States federal income taxes, no amounts were recorded for future tax benefits.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Stock-based compensation - equity awards	$60	$595	$205	$622
Stock-based compensation - liability awards	660	(698)	(2,054)	998
Total stock-based compensation	$720	$(103)	$(1,849)	$1,620

Stock options and performance shares

Stock options have an exercise price that may not be less than the fair market value of the underlying shares on the date of grant. In general, stock options granted to participants will become exercisable over a period determined by the Compensation Committee of the Company’s Board of Directors, which generally vest over a service period of up to five years and expire from five to ten years from the date of grant.

In June 2020, the Company granted options that are considered performance stock options to purchase an aggregate of 644,758 shares at an exercise price of $1.23 per share and a life of ten years were granted to employees of the Company. For each option award, options with respect to one-third of the underlying shares vest on the later of the first anniversary of the grant date and the date on which the Company’s stock price, determined using a 30-day average, exceeds $1.42 per share; options with respect to one-third of the underlying shares vest on the later of the second anniversary of the grant date and the date on which the Company’s stock price, determined using a 30-day average, exceeds $1.63 per share; and options with respect to the remaining one-third of the underlying shares vest on the later of the third anniversary of the grant date and the date on which the Company’s stock price, determined using a 30-day average, exceeds $1.88 per share. These awards are option awards that contain a market condition. Compensation cost for such awards is recognized ratably over the derived service period and compensation cost related to awards with a market condition will not be reversed if the Company does not believe it is probable that such performance criteria will be met or if the service provider (employee or otherwise) fails to meet such performance criteria.

The Company used the Monte Carlo simulation to calculate the grant date fair value of performance stock option awards. The fair value of these awards will be amortized to expense over the derived service period of the option. During the six months ended June 30, 2020, the assumptions shown below were used to calculate the weighted average grant date fair value of performance stock option awards issued under the 2020 Plan.

For options that do not contain a market or performance condition, the Company uses the Black-Scholes model to calculate the grant date fair value of stock option awards. This fair value is then amortized to expense over the service period of the option.

Because the Company has not paid cash dividends and does not anticipate paying cash dividends on the common stock in the foreseeable future, no expected dividend yield was input to the Black-Scholes or Monte Carlo models. During the six months ended June 30, 2020 and 2019, the weighted average assumptions shown below were used to calculate the weighted average grant date fair value of option grants.

	Six Months Ended June 30,
	2020	2019
Weighted average exercise price - ($/share)	$1.23	$2.08
Expected life in years	6.00	3.2
Average expected volatility	74.16%	72.53%
Risk-free interest rate	0.42%	2.33%
Weighted average grant date fair value - ($/share)	$0.79	$1.06

Stock option activity for the six months ended June 30, 2020 is provided below:

	Number of Shares Underlying Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at January 1, 2020	2,834	$1.55
Granted	644	1.23
Exercised	—	—
Unvested shares forfeited	(60)	1.83
Vested shares expired	(132)	4.71
Outstanding at June 30, 2020	3,286	1.35	3.40	$403
Exercisable at June 30, 2020	2,175	1.27	1.46	$345

During the six months ended June 30, 2020, no shares were added to treasury as a result of tax withholding on options exercised. During the six months ended June 30, 2019, 13,875 shares were added to treasury as a result of tax withholding on options exercised. During the six months ended June 30, 2019, 62,235 shares that had been granted from treasury were exercised and taken from treasury.

Restricted shares

Restricted stock granted to employees will vest over a period determined by the Compensation Committee that is generally a three-year period, vesting in three equal parts on the anniversaries following the date of the grant. Restricted stock granted to directors will vest on the earlier of (i) the first anniversary of the date of grant and (ii) the first annual meeting of stockholders following the date of grant (but not less than fifty (50) weeks following the date of grant). In June 2020, the Company issued 710,851 and 260,164 shares of service based restricted stock to employees and directors, respectively, with a grant date fair value of $1.23 per share. The vesting of these shares is dependent upon the employees’ and directors’ continued service with the Company.

The following is a summary of activity for the six months ended June 30, 2020:

	Restricted Stock	Weighted Average Grant Date Fair Value
	(in thousands)
Non-vested shares outstanding at January 1, 2020	343	$1.52
Awards granted	971	1.23
Awards vested	(145)	1.39
Awards forfeited	—	—
Non-vested shares outstanding at June 30, 2020	1,169	1.30

During the six months ended June 30, 2020, 40,432 shares were added to treasury as a result of tax withholding on the vesting of restricted shares. During the six months ended June 30, 2019, 30,573 shares were added to treasury as a result of tax withholding on the vesting of restricted shares.

Stock appreciation rights (“SARs”)

SARs are granted under the VAALCO Energy, Inc. 2016 Stock Appreciation Rights Plan. A SAR is the right to receive a cash amount equal to the spread with respect to a share of common stock upon the exercise of the SAR. The spread is the difference between the SAR exercise price per share specified in the SAR award (that may not be less than the fair market value of the Company’s common stock on the date of grant) and the fair market value per share of the Company’s common stock on the date of exercise of the SAR. SARs granted to participants will become exercisable over a period determined by the Compensation Committee of the Company’s Board of Directors. In addition, SARs will become exercisable upon a change in control, unless provided otherwise by the Compensation Committee of the Company’s Board of Directors.

During the six months ended June 30, 2020, the Company did not grant SARs to employees or directors.

SAR activity for the six months ended June 30, 2020 is provided below:

	Number of Shares Underlying SARs	Weighted Average Exercise Price Per Share	Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at January 1, 2020	3,418	$1.30
Granted	—	—
Exercised	—	—
Unvested shares forfeited	(60)	1.83
Vested shares expired	—	—
Outstanding at June 30, 2020	3,358	1.29	2.65	$709
Exercisable at June 30, 2020	2,177	1.16	2.36	$485

Other Benefit Plans

The Company has adopted forms of change in control agreements for its named executive officers and certain other officers of the Company as well as a severance plan for its Houston-based non-executive employees in order to provide severance benefits in connection with a change in control. Upon a termination of a participant’s employment by the Company without cause or a resignation by the participant for good reason three months prior to a change in control or six months following a change in control, executives and officers with change in control agreements and participants in the severance plan will be entitled to receive 100% and 50%, respectively, of the participant’s base salary and continued participation in the Company’s group health plans for the participant and his or her eligible spouse and other dependents for six months. In addition, certain named executive officers will receive 75% of their target bonus.

15. INCOME TAXES

On March 27, 2020, President Trump signed into U.S. federal law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company has analyzed the different aspects of the CARES Act and implemented the applicable provisions, which had no material impact on the Company.

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

Provision for income tax expense (benefit) related to income from continuing operations consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
U.S. Federal:	(in thousands)
Current	$72	$(128)	$(525)	$(165)
Deferred	(2,048)	1,467	9,988	1,766
Foreign:
Current	1,046	3,411	(517)	4,459
Deferred	(1,319)	4,458	22,283	5,901
Total	$(2,249)	$9,208	$31,229	$11,961

The Company’s effective tax rate for the six months ended June 30, 2020 and 2019, excluding the impact of discrete items, was (56%) and 79%, respectively. For the three and six months ended June 30, 2020, the Company’s overall effective tax rate was impacted by non-deductible items associated with operations, the impact of deducting foreign taxes rather than crediting them, and a change in valuation allowance. The effective tax rate continued to be impacted by a change in current year expectations caused by lower crude oil prices. This impact was a result of the collapse in crude oil demand due in part to the world-wide economic impact of the COVID-19 pandemic. Primarily as a result of lower crude oil prices, the Company decreased its estimate for future taxable income. The total change in valuation allowances for the three and six months ended June 30, 2020 was $(4.1) million and $42.8 million, respectively.

The Company files income tax returns in all jurisdictions where such requirements exist, with Gabon and the United States being its primary tax jurisdictions.

As of June 30, 2020, the Company had no material uncertain tax positions. The Company’s policy is to recognize potential interest and penalties related to unrecognized tax benefits as a component of income tax expense.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), which are intended to be covered by the safe harbors created by those laws. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, included in this Quarterly Report that address activities, events or developments that we expect or anticipate may occur in the future, including without limitation, statements regarding our financial position, operating performance and results, reserve quantities and net present values, market prices, business strategy, derivative activities, the amount and nature of capital expenditures and plans and objectives of management for future operations are forward-looking statements. When we use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “forecast,” “outlook,” “aim,” “target,” “will,” “could,” “should,” “may,” “likely,” “plan,” and “probably” or the negative of such terms or similar expressions, we are making forward-looking statements. Many risks and uncertainties that could affect our future results and could cause results to differ materially from those expressed in our forward-looking statements include, but are not limited to:

•the impact of the COVID-19 pandemic, including the recent sharp decline in the global demand for crude oil, which resulted in a significant global oversupply of crude oil and steep decline in crude oil prices, potential difficulties in obtaining additional liquidity when and if needed, disruptions in global supply chains, quarantines of our workforce or workforce reductions and other matters related to the pandemic;

•the impact of production quotas imposed by Gabon, as a member of the Organization of the Petroleum Exporting Countries, (“OPEC”), as a result of agreements among OPEC, Russia and other allied producing countries (collectively, “OPEC+”) with respect to crude oil production levels;

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

The information contained in this report and the information set forth under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”), identifies additional factors that could cause our results or performance to differ materially from those we express in forward-looking statements. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of these assumptions and therefore also the forward-looking statements based on these assumptions, could themselves prove to be inaccurate. In light of the significant uncertainties inherent in the forward-looking statements, which are included in this report, and the 2019 Form 10-K, our inclusion of this information is not a representation by us or any other person that our objectives and plans will be achieved. When you consider our forward-looking statements, you should keep in mind these risk factors and the other cautionary statements in this report.

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

INTRODUCTION

VAALCO is a Houston, Texas based independent energy company engaged in the acquisition, exploration, development and production of crude oil. As operator, we have production operations and conduct exploration activities in Gabon, West Africa. We also have opportunities to participate in development and exploration activities in Equatorial Guinea, West Africa. As discussed further in Note 3 to the condensed consolidated financial statements included in this Form 10-Q, we have discontinued operations associated with our activities in Angola, West Africa.

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

RECENT DEVELOPMENTS

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

The COVID-19 pandemic and related economic repercussions have created significant volatility, uncertainty, and turmoil in the oil and gas industry, and the full impact of the outbreak continues to evolve. The adverse economic effects of the COVID-19 outbreak have materially decreased demand for crude oil based on the restrictions in place by governments trying to curb the outbreak and changes in consumer behavior. This has led to a significant global oversupply of oil and consequently a substantial decrease in crude oil prices. In April 2020, countries within OPEC+, which includes Gabon, reached an agreement to cut oil production to reduce the gap between excess supply and demand, in an effort to stabilize the international oil market. Gabon has undertaken measures to comply with such OPEC+ production quota agreement and, as a result, the Minister of Hydrocarbons in Gabon requested that we reduce our production through September 2020. To comply with such request from the Minister of Hydrocarbons, in July 2020 we temporarily reduced production from the Etame Marin block. We currently expect to continue production at reduced levels through September 2020, at which time we will reassess our ability to increase production rates in light of OPEC+ agreements and related mandates from the Minister of Hydrocarbons in Gabon in place at such time. Based on planned shut-ins for fieldwide maintenance and reduced production levels due to OPEC+ quotas, we expect our crude oil production for the three months ended September 30, 2020 to be between 4,200 - 4,600 barrels per day compared to 5,410 barrels per day during the second quarter of 2020. Despite the recent actions taken by OPEC+, downward pressure on commodity prices has remained and could continue for the foreseeable future, particularly given concerns over available storage capacity for crude oil. The Company does not currently have any commodity derivative instruments in place to mitigate the effects of such price declines, but the Company will consider entering into new commodity derivative instruments from time to time. However, there can be no assurance when, or upon what terms, the Company may enter into any future commodity derivative instruments.

While we did not incur significant disruptions to operations during the six months ended June 30, 2020 as a result of the COVID-19 pandemic, we are unable to predict the impact that the COVID-19 pandemic will have on us in the future, including our financial position, operating results, liquidity and ability to obtain financing in future reporting periods, due to numerous uncertainties. These uncertainties include the severity of the virus, the duration of the outbreak, governmental or other actions taken to combat the virus (which could include limitations on our operations or the operations of our customers and vendors), and the effect that the COVID-19 pandemic and the current crude oil price wars among global suppliers will have on the demand for crude oil. The health of our employees, contractors and vendors, and our ability to meet staffing needs in our operations and certain critical functions cannot be predicted and is vital to our operations. We are unable to predict the extent of the impact that the continuing spread of COVID-19 throughout Gabon may have on our ability to continue to conduct our operations.

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

•actively screening and monitoring employees and contractors that come on to our facilities including testing and quarantines with onsite medical supervision;

•engaged in regular company-wide COVID-19 updates to keep employees informed of key developments;

•implemented cost cutting measures with vendors;

•implemented sharing certain costs, such as shipping vessels, helicopter, and personnel with other operators in the region;

•temporarily reduced director, executive and certain non-executive employee compensation and

•ceased or deferred discretionary capital spending.

We expect to continue to take proactive steps to manage any disruption in our business caused by COVID-19 and to protect the health and safety of our employees. However, the health and safety measures we and our vendors have taken have resulted in us incurring higher costs. As a result of these factors and the conditions described above, we currently expect 2020 may be one of the most uncertain and disruptive years that the industry has ever seen. Accordingly, the results presented herein are not necessarily indicative of future operating results, and our results in future quarters this year may not be comparable to the same quarters in prior years.

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

In mid-April 2020, the South Tchibala 2H well stopped producing due to a downhole mechanical failure not related to the electric submersible pumps.  The well was producing approximately 830 gross barrels of oil per day (“BOPD”), or 225 BOPD net revenue interest to VAALCO prior to ceasing production.  We may not be able to address the well failure until the next drilling campaign.

During the three months ended June 30, 2020, we maintained field integrity and our crude oil production schedule without any operational disruptions or reportable accidents despite the challenges presented by the COVID-19 pandemic.

NYSE Noncompliance Notice

On April 22, 2020, we were notified by the New York Stock Exchange (the “NYSE”) that the average closing price of our common stock over the prior 30 consecutive trading days was below $1.00 per share, which is the minimum average closing price required to maintain listing on the NYSE under Section 802.01C of the NYSE Listed Company Manual. On July 1, 2020, we received notification that we regained full compliance with all NYSE’s continued listing standards.

ACTIVITIES BY ASSET

Gabon

Offshore – Etame Marin Block

Development and Production

We operate the Etame, Avouma/South Tchibala, Ebouri, Southeast Etame and the North Tchibala fields on behalf of a consortium of four companies. As of June 30, 2020, production operations in the Etame Marin block included ten platform wells, plus three subsea wells across all fields tied back by pipelines to deliver crude oil and associated natural gas through a riser system to allow for delivery, processing, storage and ultimately offloading the crude oil from a leased floating, production, storage and offloading vessel (“FPSO”) anchored to the seabed on the block. We currently have thirteen producing wells. The FPSO has production limitations of approximately 25,000 BOPD and 30,000 barrels of total fluids per day. During the three months ended June 30, 2020 and 2019, production from the block was approximately 1,822 MBbls (492 MBbls net) and 1,235 MBbls (333 MBbls net), respectively. During the six months ended June 30, 2020 and 2019, production from the block was approximately 3,487 MBbls (942 MBbls net) and 2,399 MBbls (648 MBbls net), respectively, as discussed below in “Results of Operations”.

Equatorial Guinea

VAALCO acquired a 31% working interest in an undeveloped portion of a block (“Block P”) offshore Equatorial Guinea in 2012.  The Equatorial Guinea Ministry of Mines and Hydrocarbons (“EG MMH”) approved our appointment as operator for the Block P interest on November 12, 2019.  The Company acquired an additional working interest of 12% from Atlas Petroleum, thereby increasing its working interest to 43% in 2020, in exchange for a potential future payment of $3.1 million to Atlas Petroleum in the event that there is commercial production from Block P, and the EG MMH has approved this assignment.  We are currently waiting on a production sharing contract amendment to ratify the Company’s increased working interest and appointment as the operator before beginning activities in Block P. VAALCO is in commercial discussions with Levene Hydrocarbon Limited (“Levene”) where VAALCO would assign a portion of its working interest in Block P to Levene and Levene would potentially cover all or substantially all of VAALCO’s cost to drill an exploratory well on Block P. Levene and VAALCO have executed a non-binding Memorandum of Understanding regarding these commercial discussions; however, neither have executed any binding agreements and there can be no certainty a transaction will be completed.  Further, approval of the assignment to Levene by the EG MMH must be obtained prior to any transaction being completed. As of June 30, 2020, the Company had $10.0 million recorded for the book value of the undeveloped leasehold costs associated with the Block P license.  VAALCO and its current and potential future joint venture owners are evaluating the timing and budgeting for development and exploration activities under a development and production area in the block, including the approval of a development and production plan.  The Block P production sharing contract provides for a development and production period of 25 years from the date of approval of a development and production plan.

Discontinued Operations - Angola

The Angola segment has been classified as discontinued operations in the condensed consolidated financial statements for all periods presented. See Note 3 to the condensed consolidated financial statements for further discussion.

CAPITAL RESOURCES AND LIQUIDITY

Cash Flows

Our cash flows for the six months ended June 30, 2020 and 2019 are as follows:

	Six Months Ended June 30,
	2020	2019	Increase (Decrease) in 2020 over 2019
	(in thousands)
Net cash provided by operating activities before change in operating assets and liabilities	$17,646	$14,106	$3,540
Net change in operating assets and liabilities	2,947	2,566	381
Net cash provided by continuing operating activities	20,593	16,672	3,921
Net cash used in discontinued operating activities	(354)	(91)	(263)
Net cash provided by operating activities	20,239	16,581	3,658

Net cash used in investing activities	(20,097)	(1,163)	(18,934)
Net cash used in financing activities	(990)	(245)	(745)
Net change in cash, cash equivalents and restricted cash	$(848)	$15,173	$(16,021)

The $3.5 million increase in net cash provided by our operating activities for the six months ended June 30, 2020 compared to the same period of 2019 includes an increase in cash generated by continuing operations before change in operating assets and liabilities, which was mainly due to cash settlements received on matured derivative contracts offset by lower revenue as referenced below in

Results of Operations. Cash provided by changes in operating assets and liabilities for the six months ended June 30, 2020 compared to the same period of 2019 remained relatively flat with a slight increase of $0.4 million.

Property and equipment expenditures have historically been our most significant use of cash in investing activities. During the six months ended June 30, 2020, these expenditures on a cash basis were $20.1 million, primarily related to the 2019/2020 drilling campaign and equipment purchases. This compares to $1.2 million, primarily related to equipment purchases, for the six months ended June 30, 2019. See “Capital Expenditures” below for further discussion.

Net cash used in financing activities during the six months ended June 30, 2020 included $1.0 million for treasury stock purchases primarily made under the Company’s stock repurchase plan. Net cash used in financing activities during the six months ended June 30, 2019 was not material.

Capital Expenditures

During the six months ended June 30, 2020, we incurred accrual basis capital expenditures of $10.6 million. These expenditures were primarily related to drilling the South East Etame 4P appraisal wellbore and drilling and completing the South East Etame 4H development well. The Consortium (VAALCO together with the other joint venture owners in the Etame Marin block) completed drilling two development wells and two appraisal wellbores required under the terms of the PSC Extension during the 2019/2020 drilling campaign with the last appraisal wellbore being completed in February 2020.

As a result of the current crude oil price environment and the significant economic disruptions caused by COVID-19, we have ceased or deferred discretionary capital spending, and there are no remaining material non-discretionary capital expenditures anticipated for the balance of 2020. We expect any capital expenditures made during the remainder of 2020 will be funded by cash on hand and cash flow from operations. We intend to manage any future capital expenditure levels in view of the existing and expected pricing environment. Under the PSC extension, the Consortium is also required to complete two technical studies by September 16, 2020 at an estimated cost of $1.3 million gross ($0.4 million, net to VAALCO). These studies are underway and are expected to be completed on a timely basis.

Contractual Obligations

See Notes 12 and 13 to the condensed consolidated financial statements as well as our 2019 Form 10-K for discussion of our contractual obligations.

In April 2020, the Company executed a two-year contract for a supply vessel. The lease liability of $0.6 million was recorded in connection with this obligation. There were no other material changes in our contractual obligations during the six months ended June 30, 2020.

Regulatory and Joint Interest Audits

We are subject to periodic routine audits by various government agencies in Gabon, including audits of our petroleum cost account, customs, taxes and other operational matters, as well as audits by other members of the contractor group under our joint operating agreements. See Note 10 for further discussion.

Capital Resources

Cash on Hand

At June 30, 2020, we had unrestricted cash of $44.8 million. The unrestricted cash balance includes $9.3 million of cash attributable to non-operating joint venture owner advances. As operator of the Etame Marin block in Gabon, we enter into project related activities on behalf of our working interest joint venture owners. We generally obtain advances from the joint venture owners prior to significant funding commitments.

We currently sell our crude oil production from Gabon under a term contract that began in February 2020 and ends in January 2021. Pricing under the contract is based upon an average of Dated Brent in the month of lifting, adjusted by a fixed differential.

Liquidity

In early March 2020, crude oil prices declined significantly ending at approximately $15 per barrel for Brent crude, as of March 31, 2020, as a result of market concerns about the ability of OPEC and Russia to agree on a perceived need to implement further production cuts in response to weaker worldwide demand. While OPEC and Russia were able to reach an agreement to cut production in April 2020, crude oil prices continued to decline below $20 per barrel for Brent Crude as a result of the substantial decline in the global demand for crude oil caused by the COVID-19 pandemic and subsequent mitigation efforts. The concerns related to COVID-19 have led to a substantial surplus in the global supply of crude oil, with physical markets showing signs of distress as spot prices were negatively impacted by the lack of available storage capacity. Brent crude prices were approximately $42 per barrel as of June 30, 2020. At June 30, 2020, we did not have commodity derivative instruments in place to mitigate the effects of such price declines. This period of extreme economic disruption and low crude oil prices may have a significant adverse impact on our access to sources of liquidity and financial condition.

Historically, our primary source of liquidity has been cash flows from operations. Despite the lower Brent crude oil prices, based on current expectations, we believe we have sufficient liquidity through our existing cash balances and cash flow from operations to support our other cash requirements through September 2021. We are continuing to evaluate all uses of cash and whether to pursue growth opportunities or preserve our resources in light of ongoing economic conditions. For instance, as discussed above in “Recent Developments”, we have ceased or deferred discretionary capital spending, and we have undertaken certain cost cutting and cost sharing measures. However, the current market environment is highly unpredictable and our future liquidity needs may change suddenly and dramatically.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

Net income for the three months ended June 30, 2020 of $0.6 million, compares to net loss of $1.0 million for the same period of 2019. The net loss for the three months ended June 30, 2019 was inclusive of loss from discontinued operations of $0.2 million.

	Three Months Ended June 30,
	2020	2019	Increase/(Decrease)
	(in thousands except per bbl information)
Net crude oil sales volume (MBbls)	631	357	274
Average crude oil sales price (per Bbl)	$28.31	$68.62	$(40.31)

Net crude oil revenue	$17,974	$25,230	$(7,256)

Operating costs and expenses:
Production expense	12,126	9,819	2,307
Depreciation, depletion and amortization	2,801	1,909	892
General and administrative expense	3,019	2,728	291
Bad debt expense	179	5	174
Total operating costs and expenses	18,125	14,461	3,664
Other operating expense, net	(815)	(4,399)	3,584
Operating income (loss)	$(966)	$6,370	$(7,336)

Crude oil and natural gas revenues decreased $7.3 million, or approximately 28.8%, during the three months ended June 30, 2020 compared to the same period of 2019. The decrease in revenue is attributable to lower sales prices as described below partially offset by higher volumes.

The revenue changes in the three months ended June 30, 2020 compared to the same period in 2019 identified as related to changes in price or volume, are shown in the table below:

(in thousands)
Price	$(25,436)
Volume	18,802
Other	(622)
$(7,256)

	Three Months Ended June 30,
	2020	2019
Gabon net crude oil production (MBbls)	492	333
Gabon net crude oil sales (MBbls)	631	357

Average realized crude oil price ($/Bbl)	$28.31	$68.62
Average Dated Brent spot price* ($/Bbl)	29.70	69.04
*Average of daily Dated Brent spot prices posted on the U.S. Energy Information Administration website.

Crude oil sales are a function of the number and size of crude oil liftings in each quarter from the FPSO, and thus, crude oil sales do not always coincide with volumes produced in any given quarter. We made four liftings during both of the three-month periods ended June 30, 2020 and 2019. Our share of crude oil inventory aboard the FPSO, excluding royalty barrels, was approximately 47,142 and 21,526 barrels at June 30, 2020 and 2019, respectively. The average realized price for the three months ended June 30, 2020 reflects the impact from the significant decline in crude oil prices as discussed above in “Recent Developments.” Production volumes for the three months ended June 30, 2020 were higher than the comparable 2019 period primarily due to the new development wells brought onto production.

Production expenses increased $2.3 million, or approximately 23.5%, in the three months ended June 30, 2020 compared to the same period of 2019. The increase in expense was related to a significant decrease in crude inventory levels during the second quarter of 2020 compared to the second quarter of 2019. On a per barrel basis, production expense, excluding workover expense, for the three months ended June 30, 2020 decreased to $19.31 per barrel from $27.45 per barrel for the three months ended June 30, 2019 primarily as a result of an increase in sales volumes. While we have not experienced any material operational disruptions associated with the current worldwide COVID-19 pandemic we have incurred approximately $0.8 million in higher costs related to the proactive measures taken in response to the pandemic.

Depreciation, depletion and amortization costs increased due to higher depletable costs associated with new wells brought online during the fourth quarter of 2019 and first quarter of 2020.

General and administrative expenses increased $0.3 million, or approximately 10.7% in the three months ended June 30, 2020 compared to the same period of 2019. The increase in expense was primarily related to a $1.4 million increase in SARs expense. SARs liability awards are fair valued. The primary driver to changes in the fair value of these awards is changes in the Company’s stock price. See Note 14 to our condensed consolidated financial statements for further discussion. This increase in expense was offset by lower expense for equity award stock-based compensation, professional fees and travel costs.

Bad debt (recovery) expense was higher between the three months ended June 30, 2020 and 2019 primarily due to bad debt expense associated with the valued added tax allowance.

Other operating expense, net decreased $3.6 million in the three months ended June 30, 2020 compared to the same period of 2019. The decrease in expense was primarily related to a $4.4 million charge that was recorded during the second quarter of 2019 for an agreement in principle to resolve a legacy issue related to findings from Etame joint ventures owners’ audits for the periods from 2007 through 2016.

Interest income, net for the three months ended June 30, 2020 and 2019 both relate to interest income on cash balances.

Derivative instruments gain (loss), net is attributable to our swaps as discussed in Note 8 to the condensed consolidated financial statements. The $0.8 million loss for the three months ended June 30, 2020 is a result of the increase in the price of Dated Brent crude oil during the three months ended June 30, 2020 as compared to a decrease in the price of Dated Brent crude oil during the comparable prior year period that resulted in $1.9 million in gains. Our derivative instruments only covered a portion of our production through June 2020. We do not have in place any derivative instruments to hedge against declining crude oil prices. As a result, we do not currently expect to have a gain or loss on derivative instruments for periods after June 2020.

Other, net for the three months ended June 30, 2020 and 2019 primarily consists of foreign currency gains as discussed in Note 1 to the condensed consolidated financial statements.

Income tax benefit for the three months ended June 30, 2020 was $(2.2) million. This is comprised of $(3.4) million of deferred tax benefit and a current tax expense of $1.2 million. The deferred income tax expense for the three months ended June 30, 2020 included a $4.1 million decrease to the valuation allowances on U.S. and Gabonese deferred tax assets offset by a $0.7 million deferred tax expense. The three months ended June 30, 2019, includes $5.9 million of deferred tax expense and a current tax expense of $3.3 million. For both the three months ended June 30, 2020 and 2019, our overall effective tax rate was impacted by non-deductible items associated with operations and deducting foreign taxes rather than crediting them for United States tax purposes. Additionally, the $4.4 million joint venture owners’ audit settlement that was recorded during second quarter 2019 was treated as discrete to the quarter and for which only an income tax benefit at the U.S. tax rate of 21% was provided.

Income (loss) from discontinued operations for the three months ended June 30, 2020 and 2019 is attributable to our Angola segment as discussed further in Note 3 to the condensed consolidated financial statements. The loss from discontinued operations for the three months ended June 30, 2020 and 2019 was primarily related to Angola administration costs.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

Net loss for the six months ended June 30, 2020 of $52.2 million, compares to net income of $5.5 million for the same period of 2019. The decrease in operating results for the six months ended June 30, 2020 compared to the same period in 2019 was primarily due to $30.6 million in impairment of proved crude oil and natural gas properties and a $42.8 million increase in the valuation allowance on deferred tax assets. Also contributing to the decrease were lower revenues as a result of receiving lower crude oil prices partially offset by higher sales volumes. The net income for the six months ended June 30, 2019 was inclusive of income from discontinued operations of $5.5 million.

million

	Six Months Ended June 30,
	2020	2019	Increase/(Decrease)
	(in thousands except per bbl information)
Net crude oil sales volume (MBbls)	925	654	271
Average crude oil sales price (per Bbl)	$38.24	$66.60	$(28.36)

Net crude oil revenue	$36,363	$44,995	$(8,632)

Operating costs and expenses:
Production expense	21,875	18,038	3,837
Depreciation, depletion and amortization	5,904	3,462	2,442
Impairment of proved crude oil and natural gas properties	30,625	—	30,625
General and administrative expense	3,773	7,167	(3,394)
Bad debt (recovery) expense	989	(24)	1,013
Total operating costs and expenses	63,166	28,643	34,523
Other operating expense, net	(846)	(4,436)	3,590
Operating income (loss)	$(27,649)	$11,916	$(39,565)

Crude oil and natural gas revenues decreased $8.6 million, or approximately 19.2%, during the six months ended June 30, 2020 compared to the same period of 2019. The decrease in revenue is attributable to lower sales prices as described below partially offset by higher volumes.

The revenue changes in the six months ended June 30, 2020 compared to the six months ended June 30, 2019, identified as related to changes in price or volume, are shown in the table below:

(in thousands)
Price	$(26,231)
Volume	18,048
Other	(449)
$(8,632)

	Six Months Ended June 30,
	2020	2019
Gabon net crude oil production (MBbls)	942	648
Gabon net crude oil sales (MBbls)	925	654

Average realized crude oil price ($/Bbl)	$38.24	$66.60
Average Dated Brent spot price* ($/Bbl)	40.23	66.07
*Average of daily Dated Brent spot prices posted on the U.S. Energy Information Administration website.

Crude oil sales are a function of the number and size of crude oil liftings in each quarter from the FPSO, and thus, crude oil sales do not always coincide with volumes produced in any given quarter. We made six and seven liftings during the six months ended June 30, 2020 and 2019, respectively. Our share of crude oil inventory aboard the FPSO, excluding royalty barrels, was approximately 47,142 and 21,526 barrels at June 30, 2020 and 2019, respectively. The average realized price for the six months ended June 30, 2020 reflects the impact from the significant decline in crude oil prices as discussed above in “Recent Developments.” Production volumes for the six months ended June 30, 2020 were higher than the comparable 2019 period primarily due to the new development wells brought onto production.

Production expenses increased $3.8 million, or approximately 21.3%, in the six months ended June 30, 2020 compared to the same period of 2019. The increase in expense was primarily related to higher workover expense of $2.8 million during the six months ended June 30, 2020 related to two workovers and to a lesser extent higher FPSO and personnel costs in 2020 compared to 2019. On a per barrel basis, production expense, excluding workover expense, for the six months ended June 30, 2020 decreased to $20.61 per barrel from $27.38 per barrel for the six months ended June 30, 2019 primarily as a result of an increase in sales volumes. While we have not experienced any material operational disruptions associated with the current worldwide COVID-19 pandemic, we have incurred approximately $0.8 million in higher costs related to the proactive measures taken in response to the pandemic.

Depreciation, depletion and amortization costs increased due to higher depletable costs associated with new wells brought online during the fourth quarter of 2019 and first quarter of 2020.

Impairment of proved crude oil and natural gas properties for the six months ended June 30, 2020 of $30.6 million was the result of declining forecasted crude oil prices. See Note 7 for further discussion.

General and administrative expenses decreased $3.4 million, or approximately 47.4% in the six months ended June 30, 2020 compared to the same period of 2019. The decrease in expense was primarily related to a $3.1 million decrease in SARs expense and $0.4 million in stock-based compensation from equity awards. SARs liability awards are fair valued. The primary driver to changes in the fair value of these awards is changes in the Company’s stock price. See Note 14 to our condensed consolidated financial statements for further discussion.

Bad debt (recovery) expense was higher between the six months ended June 30, 2020 and 2019 primarily due to bad debt expense associated with the valued added tax allowance.

Other operating expense, net decreased $3.6 million in the six months ended June 30, 2020 compared to the same period of 2019. The decrease in expense was primarily related to a $4.4 million charge that was recorded during the second quarter of 2019 for an agreement in principle to resolve a legacy issue related to findings from Etame joint ventures owners’ audits for the periods from 2007 through 2016.

Interest income (expense), net for the six months ended June 30, 2020 and 2019 both relate to interest income on cash balances.

Derivative instruments gain (loss), net is attributable to our swaps as discussed in Note 8 to the condensed consolidated financial statements. The $6.6 million gain for the six months ended June 30, 2020 is a result of the decrease in the price of Dated Brent crude oil during the six months ended June 30, 2020 as compared to an increase in the price of Dated Brent crude oil that resulted in a small loss during the comparable prior year period. Our derivative instruments only covered a portion of our production through June 2020. We do not have in place any derivative instruments to hedge against declining crude oil prices. As a result, we do not currently expect to have a gain or loss on derivative instruments for periods after June 2020.

Other, net for the six months ended June 30, 2020 and 2019 primarily consists of foreign currency losses as discussed in Note 1 to the condensed consolidated financial statements.

Income tax expense for the six months ended June 30, 2020 was $31.2 million. This is comprised of $32.2 million of deferred tax expense and a current tax benefit of $(1.0) million. The deferred income tax expense for the six months ended June 30, 2020 included a $42.8 million charge to increase the valuation allowances on U.S. and Gabonese deferred tax assets offset by a $(10.7) million deferred tax benefit. The current tax benefit of $(1.0) million includes a $4.3 million favorable oil price adjustment as a result of the change in value of the government’s allocation between the time it was produced and the time it was taken in-kind. After excluding the impact, current income taxes were $3.3 million for the period. The six months ended June 30, 2019, includes $7.7 million of deferred tax expense and a current tax provision of $4.3 million. For the six months ended June 30, 2019, our overall effective tax rate was impacted by non-deductible items associated with operations and deducting foreign taxes rather than crediting them for United States tax purposes. Additionally, the $4.4 million charge for settlement of joint venture owners’ audits that was recorded during second quarter 2019 was treated as discrete to the quarter and for which only an income tax benefit at the U.S. tax rate of 21% was provided.

Gain (loss) from discontinued operations for the six months ended June 30, 2020 and 2019 is attributable to our Angola segment as discussed further in Note 3 to the condensed consolidated financial statements. The gain from discontinued operations for the six months ended June 30, 2019 was related to recording a $5.7 million after tax gain on the finalized Angola settlement as discussed in Note 3 to the condensed consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are exposed to market risk, including the effects of adverse changes in commodity prices, foreign exchange rates and interest rates as described below.

Foreign Exchange Risk

Our results of operations and financial condition are affected by currency exchange rates. While crude oil sales are denominated in U.S. dollars, portions of our costs in Gabon are denominated in the local currency (the Central African CFA Franc, or XAF), and our VAT receivable as well as certain liabilities in Gabon are also denominated in XAF. A weakening U.S. dollar will have the effect of increasing costs while a strengthening U.S. dollar will have the effect of reducing costs. For our VAT receivable in Gabon, a strengthening U.S. dollar will have the effect of decreasing the value of this receivable resulting in foreign exchange losses, and vice versa. The Gabon local currency is tied to the Euro. The exchange rate between the Euro and the U.S. dollar has historically fluctuated in response to international political conditions, general economic conditions and other factors beyond our control. As of June 30, 2020, we had net monetary assets of $6.4 million (XAF 3,775 million) (net to VAALCO) denominated in XAF. A 10% weakening of the CFA Franc relative to the U.S. dollar would have a $0.6 million reduction in the value of these net assets. For the three and six months ended June 30, 2020, we had expenditures of approximately $2.9 million and $5.9 million, respectively, (net to VAALCO), denominated in XAF.

Commodity Price Risk

Our major market risk exposure continues to be the prices received for our crude oil production. Sales prices are primarily driven by the prevailing market prices applicable to our production. Market prices for crude oil and natural gas have been volatile and unpredictable in recent years, and this volatility may continue. More recently, crude oil and natural gas prices have been in the midst of an unprecedented decline due to a combination of factors, including a substantial decline in global demand for crude oil caused by the COVID-19 pandemic and subsequent mitigation efforts. We cannot predict the ultimate long-term impact on crude oil prices as a result of these factors.

Sustained low crude oil prices could have a material adverse effect on our financial condition, the carrying value of our proved reserves, our undeveloped leasehold interests and our ability to borrow funds and to obtain additional capital on attractive terms. If crude oil sales were to remain constant at the most recent quarterly sales volumes of 631 MBbls, a $5 per Bbl decrease in crude oil price would be expected to cause a $3.2 million decrease per quarter ($12.8 million annualized) in revenues and operating income and a $2.9 million decrease per quarter ($11.5 million annualized) in net income.

As of June 30, 2020, we did not have any crude oil swaps outstanding. In the past, we have used derivative instruments as an economic hedge against declines in crude oil prices; however, such instruments were not designated as hedges for accounting purposes. Our derivative instruments only covered a portion of our production through June 2020 and have expired.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The evaluation was performed with the participation of senior management, under the supervision of the principal executive officer and principal financial officer. Based on their evaluation as of June 30, 2020, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The internal control environment was impacted by the stay-at-home requirements for our Houston and Gabon staff which began in mid-March and continues through the date of this report. While modifications were made to the manner in which controls were performed, these changes did not have a material effect on our internal control over financial reporting, and there were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

The following risk factors represent material changes to the risk factors disclosed under Item 1A. “Risk Factors” in our 2019 Form 10-K. For additional information concerning of our potential risks and uncertainties, see the information in Item 1A “Risk Factors” in our 2019 Form 10-K.

Production cuts mandated by the government of Gabon, a member of OPEC, could adversely affect our revenues, cash flow and results of operations.

After terminating its membership with OPEC in 1995, Gabon rejoined OPEC as a full member in July 2016. Historically and from time to time, members of OPEC have entered into agreements to reduce worldwide production of crude oil, including the agreement among OPEC member countries and other leading allied producing countries (collectively, “OPEC+”) reached in April 2020 to reduce the gap between excess supply and demand in an effort to stabilize the international oil market. Gabon has undertaken measures to comply with such OPEC+ production quota agreement. As a result, the Minister of Hydrocarbons in Gabon has requested that we reduce our production through September 2020 in compliance with the OPEC+ mandate, and we have taken measures to reduce our production. A reduction in VAALCO’s crude oil production or export activities for a substantial period could materially and adversely affect our revenues, cash flow and results of operations.

Crude oil and natural gas prices are highly volatile and a depressed price regime, if prolonged, may negatively affect our financial results.

Our revenues, cash flow, profitability, crude oil and natural gas reserves value and future rate of growth are substantially dependent upon prevailing prices for crude oil and natural gas. Our ability to enter into debt financing arrangements and to obtain additional capital on reasonable terms is also substantially dependent on crude oil and natural gas prices.

Historically, world-wide crude oil and natural gas prices and markets have been volatile and may continue to be volatile in the future. Prices for crude oil and natural gas are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for crude oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control. These factors include, but are not limited to, increases in supplies from U.S. shale production, international political conditions, including uprisings and political unrest in the Middle East and Africa, the domestic and foreign supply of crude oil and natural gas, actions by OPEC member countries and other state-controlled oil companies to agree upon and maintain crude oil price and production controls, the level of consumer demand that is impacted by economic growth rates, weather conditions, domestic and foreign governmental regulations and taxes, the price and availability of alternative fuels, technological advances affecting energy consumption, the health of international economic and credit markets, and changes in the level of demand resulting from global or national health epidemics and concerns, such as the ongoing COVID-19 pandemic. In addition, various factors, including the effect of federal, state and foreign regulation of production and transportation, general economic conditions, changes in supply due to drilling by other producers and changes in demand may adversely affect our ability to market our crude oil and natural gas production. Moreover, we do not currently have in place any commodity price hedging arrangements to mitigate the effects of volatility in crude oil and natural gas prices.

A combination of factors, including a substantial decline in global demand for crude oil caused by the COVID-19 pandemic and subsequent mitigation efforts, as well as market concerns about the ability of OPEC+ to agree on a perceived need to implement production cuts in response to weaker worldwide demand, caused an unprecedented decline in crude oil and natural gas prices during the first six months of 2020. Although crude oil prices increased to approximately $42 per barrel for Brent crude as of June 30, 2020, adverse economic effects caused by the COVID-19 pandemic, as well as the various other factors described above, could result in additional price declines.

In a period of depressed or declining crude oil and natural gas prices, such as the significant declines in crude oil and natural gas prices during the first six months of 2020, we are subject to numerous risks, including but not limited to the following:

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

•our suppliers, hedge counterparties (if any), vendors and service providers could renegotiate the terms of our arrangements, terminate their relationship with us or require financial assurances from us;

•we may take measures to preserve liquidity, such us our decision to cease or defer discretionary capital expenditures for the remainder of 2020; and

•it may become more difficult to retain, attract or replace key employees.

The occurrence of certain of these events may have a material adverse effect on our business, results of operations and financial condition.

Events outside of our control, such as the ongoing COVID-19 pandemic, could adversely impact our business, results of operations, cash flows, financial condition and liquidity.

We face risks related to epidemics, outbreaks or other public health events that are outside of our control. The global or national outbreak of an illness or any other communicable disease, or any other public health crisis, including the COVID-19 pandemic, could significantly disrupt our business and operational plans and adversely affect our results of operations, cash flows, financial condition and liquidity. Although we are not able to enumerate all potential risks to our business resulting from the ongoing COVID-19 pandemic, we believe that such risks include, but are not limited to, the following:

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

•we have faced and may continue to face logistical challenges, including those resulting from border closures and travel restrictions, as well as the possibility that our ability to continue production may be interrupted, limited or curtailed if workers and/or materials are unable to reach our offshore platforms and FPSO charter vessel or our counterparties are unable to lift crude oil from our FPSO charter vessel;

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

We cannot reasonably estimate the period of time that the COVID-19 pandemic and related market conditions will persist, the full extent of the impact they will have on our business, results of operations, cash flows, financial condition and liquidity, or the pace or extent of any subsequent recovery. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments – Impact on Operations of COVID-19 Pandemic and the Current Crude Oil Pricing Environment”.

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

As described elsewhere herein, the COVID-19 pandemic and resulting substantial decline in the demand for crude oil coupled with the current global oversupply of crude oil has resulted in a substantial decline in the price of crude oil. If crude oil prices decline further, we expect that the estimated quantities and present values of our reserves will be reduced, which may necessitate further write-downs. The current low crude oil price environment has also caused a decline in the estimated fair value and/or the economic viability of projects associated with our undeveloped leasehold costs for the Etame Marin block and the Equatorial Guinea Block P. Any future write-downs or impairments could have a material adverse impact on our results of operations.

The choice of forum provisions in our Third Amended and Restated Bylaws (the “Bylaws”) could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Our Bylaws provide that the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) shall be the sole and exclusive forum for: (i) any derivative action or proceeding brought in the name or right of the Company or on its behalf, (ii) any action asserting a claim for breach of a fiduciary duty owed by any director, officer, employee, stockholder or other agent of the Company to the Company or the Company’s stockholders, (iii) any action arising or asserting a claim arising pursuant to any provision of the General Corporation Law of Delaware (the “DGCL”) or any provision of the Company’s Restated Certificate of Incorporation, as amended (the “Charter”), or the Bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware or (iv) any action asserting a claim governed by the internal affairs doctrine, including, without limitation, any action to interpret, apply, enforce or determine the validity of the Charter or the Bylaws. Nonetheless, pursuant to our Bylaws, the foregoing provisions will not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Our Bylaws further provide that unless the Company consents in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended (the “Securities Act”). Under the Securities Act, federal and state courts have concurrent jurisdiction over all suits brought to enforce any duty or liability created by the Securities Act, and stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under the Securities Act. Any person or entity purchasing or otherwise acquiring any interest in shares of capital stock of the Company will be deemed to have notice of and have consented to the provisions of our Bylaws related to choice of forum. The choice of forum provisions in our Bylaws may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us. Additionally, the enforceability of choice of forum provisions in other companies’ governing documents has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our Bylaws to be inapplicable or unenforceable in such action. If so, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition.

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

The following table represents details of the various repurchases during the quarter ended June 30, 2020:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Maximum Amount that May Yet Be Used to Purchase Shares Under the Program
April 1, 2020 - April 30, 2020	196,977	(1)	$0.99	191,004	(2)	$5,338,383	(2)
May 1, 2020 - May 31, 2020	—		—	—		—
June 1, 2020 - June 30, 2020	—		—	—		—
	196,977		$0.99	191,004

(1)Includes shares to satisfy tax withholding obligations related to restricted stock vesting. See Note 14 to the condensed consolidated financial statements for further discussion.

(2)Pursuant to the stock repurchase program announced on June 20, 2019, the Board of Directors authorized the Company to purchase (in the aggregate) up to $10.0 million of the outstanding shares of the Company’s common stock in open market purchases, privately negotiated transactions or by other means for a period of 12 months. The Board of Directors terminated this stock repurchase program on April 13, 2020.

See Note 13 to the condensed consolidated financial statements for further discussion. On April 13, 2020, the Board of Directors approved terminating the share repurchase program; consequently, no further shares can be repurchased pursuant to the plan.

ITEM 6.  EXHIBITS

(a) Exhibits

3.1	Certificate of Incorporation as amended through May 7, 2014 (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on November 10, 2014, and incorporated herein by reference).
3.2	Third Amended and Restated Bylaws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 4, 2020, and incorporated herein by reference).
10.1*	VAALCO Energy, Inc. 2020 Long Term Incentive Plan (filed as Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 29, 2020, and incorporated herein by reference).
10.2*

Form of Restricted Stock Award Agreement (Director) under the VAALCO Energy, Inc. 2020 Long Term Incentive Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 30, 2020, and incorporated herein by reference).

10.3*

Form of Restricted Stock Award Agreement (Employee) under the VAALCO Energy, Inc. 2020 Long Term Incentive Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 30, 2020, and incorporated herein by reference).

10.4*

Form of Nonqualified Stock Option Agreement under the VAALCO Energy, Inc. 2020 Long Term Incentive Plan (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 30, 2020, and incorporated herein by reference).

31.1(a)	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.
31.2(a)	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.
32.1(b)	Sarbanes-Oxley Section 906 certification of Principal Executive Officer.
32.2(b)	Sarbanes-Oxley Section 906 certification of Principal Financial Officer.
101.INS(a)	Inline XBRL Instance Document.
101.SCH(a)	Inline XBRL Taxonomy Schema Document.
101.CAL(a)	Inline XBRL Calculation Linkbase Document.
101.DEF(a)	Inline XBRL Definition Linkbase Document.
101.LAB(a)	Inline XBRL Label Linkbase Document.
101.PRE(a)	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).

(a)  Filed herewith

(b)  Furnished herewith

* Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VAALCO ENERGY, INC.

(Registrant)

By	:	/s/ Elizabeth D. Prochnow
Elizabeth D. Prochnow
Chief Financial Officer (duly authorized officer and principal financial officer)

Dated: August 6, 2020