Form 10-Q
period 2020-09-30
VAALCO ENERGY INC /DE/
filed 2020-11-05
CIK 894627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________________

FORM 10-Q

________________________________

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 30, 2020, there were outstanding 57,456,139 shares of common stock, $0.10 par value per share, of the registrant.

VAALCO ENERGY, INC. AND SUBSIDIARIES

Unless the context otherwise indicates, references to “VAALCO,” “the Company”, “we,” “our,” or “us” in this Quarterly Report on Form 10-Q are references to VAALCO Energy, Inc., including its wholly-owned subsidiaries.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2020	December 31, 2019
ASSETS	(in thousands)
Current assets:
Cash and cash equivalents	$41,986	$45,917
Restricted cash	82	911
Receivables:
Trade	6,080	14,335
Accounts with joint venture owners, net of allowance of $0.0 million and $0.5 million, respectively	—	2,714
Foreign income taxes receivable	1,124	—
Other	81	1,517
Crude oil inventory	781	1,072
Prepayments and other	4,264	3,292
Total current assets	54,398	69,758

Crude oil and natural gas properties, equipment and other - successful efforts method, net	38,845	68,258
Other noncurrent assets:
Restricted cash	925	925
Value added tax and other receivables, net of allowance of $2.1 million and $1.0 million, respectively	3,684	3,683
Right of use operating lease assets	25,700	33,383
Deferred tax assets	—	24,159
Abandonment funding	11,885	11,371
Total assets	$135,437	$211,537
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,702	$15,897
Accounts with joint venture owners	5,984	—
Accrued liabilities and other	14,426	29,773
Operating lease liabilities - current portion	12,696	11,990
Foreign income taxes payable	—	5,740
Current liabilities - discontinued operations	15	350
Total current liabilities	37,823	63,750
Asset retirement obligations	17,105	15,844
Operating lease liabilities - net of current portion	12,993	21,371
Deferred tax liabilities	2,802	—
Other long term liabilities	43	852
Total liabilities	70,766	101,817
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, $25 par value; 500,000 shares authorized, none issued	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized, 67,819,242 and 67,673,787 shares issued, 57,456,139 and 58,024,571 shares outstanding, respectively	6,782	6,767
Additional paid-in capital	74,061	73,549
Less treasury stock, 10,363,103 and 9,649,216 shares, respectively, at cost	(42,419)	(41,429)
Retained earnings	26,247	70,833
Total shareholders' equity	64,671	109,720
Total liabilities and shareholders' equity	$135,437	$211,537

See notes to condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except per share amounts)
Revenues:
Crude oil and natural gas sales	$18,256	$17,603	$54,619	$62,598
Operating costs and expenses:
Production expense	8,984	9,836	30,859	27,874
Exploration expense	16	—	16	—
Depreciation, depletion and amortization	2,212	1,509	8,116	4,971
Impairment of proved crude oil and natural gas properties	—	—	30,625	—
General and administrative expense	2,178	4,738	5,951	11,905
Bad debt expense and other	151	54	1,140	30
Total operating costs and expenses	13,541	16,137	76,707	44,780
Other operating income (expense), net	(37)	35	(883)	(4,401)
Operating income (loss)	4,678	1,501	(22,971)	13,417
Other income (expense):
Derivative instruments gain, net	—	2,267	6,583	2,266
Interest income, net	23	193	150	581
Other, net	147	(138)	163	(521)
Total other income, net	170	2,322	6,896	2,326
Income (loss) from continuing operations before income taxes	4,848	3,823	(16,075)	15,743
Income tax expense (benefit)	(2,759)	7,681	28,470	19,642
Income (loss) from continuing operations	7,607	(3,858)	(44,545)	(3,899)
Income (loss) from discontinued operations, net of tax	11	(61)	(41)	5,448
Net income (loss)	$7,618	$(3,919)	$(44,586)	$1,549

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.13	$(0.07)	$(0.77)	$(0.07)
Income (loss) from discontinued operations, net of tax	0.00	0.00	0.00	0.09
Net income (loss) per share	$0.13	$(0.07)	$(0.77)	$0.02
Basic weighted average shares outstanding	57,456	58,953	57,628	59,457
Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.13	$(0.07)	$(0.77)	$(0.07)
Income (loss) from discontinued operations, net of tax	0.00	0.00	0.00	0.09
Net income (loss) per share	$0.13	$(0.07)	$(0.77)	$0.02
Diluted weighted average shares outstanding	57,741	58,953	57,628	59,457

See notes to condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Common Shares Issued	Treasury Shares	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total
	(in thousands)
Balance at January 1, 2020	67,674	(9,649)	$6,767	$73,549	$(41,429)	$70,833	$109,720
Shares issued - stock-based compensation	125	—	13	(13)	—	—	—
Stock-based compensation expense	—	—	—	145	—	—	145
Treasury stock	—	(517)	—	—	(652)	—	(652)
Net loss	—	—	—	—	—	(52,800)	(52,800)
Balance at March 31, 2020	67,799	(10,166)	6,780	73,681	(42,081)	18,033	56,413
Shares issued - stock-based compensation	20	—	2	(2)	—	—	—
Stock-based compensation expense	—	—	—	60	—	—	60
Treasury stock	—	(197)	—	—	(338)	—	(338)
Net income	—	—	—	—	—	596	596
Balance at June 30, 2020	67,819	(10,363)	6,782	73,739	(42,419)	18,629	56,731
Shares issued - stock-based compensation	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	322	—	—	322
Treasury stock	—	—	—	—	—	—	—
Net income	—	—	—	—	—	7,618	7,618
Balance at September 30, 2020	67,819	(10,363)	$6,782	$74,061	$(42,419)	$26,247	$64,671

	Common Shares Issued	Treasury Shares	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total
	(in thousands)
Balance at January 1, 2019	67,168	(7,572)	$6,717	$72,358	$(37,827)	$68,579	$109,827
Shares issued - stock-based compensation	160	—	16	31	—	—	47
Stock-based compensation expense	—	—	—	28	—	—	28
Treasury stock	—	(45)	—	—	(105)	—	(105)
Net income	—	—	—	—	—	6,501	6,501
Balance at March 31, 2019	67,328	(7,617)	6,733	72,417	(37,932)	75,080	116,298
Shares issued - stock-based compensation	124	—	12	48	—	—	60
Stock-based compensation expense	—	—	—	594	—	—	594
Treasury stock	—	(79)	—	—	62	(309)	(247)
Net loss	—	—	—	—	—	(1,033)	(1,033)
Balance at June 30, 2019	67,452	(7,696)	6,745	73,059	(37,870)	73,738	115,672
Shares issued - stock-based compensation	27	—	3	23	—	—	26
Stock-based compensation expense	—	—	—	181	—	—	181
Treasury stock acquired	—	(1,190)	—	—	(2,073)	—	(2,073)
Net loss	—	—	—	—	—	(3,919)	(3,919)
Balance at September 30, 2019	67,479	(8,886)	$6,748	$73,263	$(39,943)	$69,819	$109,887

See notes to condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(44,586)	$1,549
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Income) loss from discontinued operations	41	(5,448)
Depreciation, depletion and amortization	8,116	4,971
Impairment of proved crude oil and natural gas properties	30,625	—
Other amortization	181	181
Deferred taxes	26,972	12,725
Unrealized foreign exchange gain	(60)	(46)
Stock-based compensation	(2,097)	2,770
Cash settlements paid on exercised stock appreciation rights	—	(261)
Derivatives instruments gain	(6,583)	(2,266)
Cash settlements received on matured derivative contracts, net	7,216	2,056
Bad debt expense and other	1,140	30
Other operating loss, net	83	37
Operational expenses associated with equipment and other	1,418	(62)
Change in operating assets and liabilities:
Trade receivables	8,255	4,404
Accounts with joint venture owners	8,642	12,354
Other receivables	1,333	219
Crude oil inventory	291	10
Prepayments and other	(1,153)	(1,979)
Value added tax and other receivables	(919)	664
Accounts payable	(9,318)	(2,154)
Foreign income taxes receivable/payable	(6,875)	(122)
Accrued liabilities and other	(3,285)	4,092
Net cash provided by continuing operating activities	19,437	33,724
Net cash used in discontinued operating activities	(376)	(4,673)
Net cash provided by operating activities	19,061	29,051
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(22,317)	(3,382)
Net cash used in continuing investing activities	(22,317)	(3,382)
Net cash used in discontinued investing activities	—	—
Net cash used in investing activities	(22,317)	(3,382)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuances of common stock	—	133
Treasury shares	(990)	(2,425)
Net cash used in continuing financing activities	(990)	(2,292)
Net cash used in discontinued financing activities	—	—
Net cash used in financing activities	(990)	(2,292)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(4,246)	23,377
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	59,124	46,655
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$54,878	$70,032

See notes to condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTAL DISCLOSURES (Unaudited)

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Supplemental disclosure of cash flow information:
Interest expense paid in cash	$—	$—
Income taxes paid in cash	$—	$—
Income taxes paid in-kind with crude oil	$8,738	$7,347
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment additions incurred but not paid at end of period	$1,360	$7,042
Recognition of right-of-use operating lease assets and liabilities	$1,478	$44,681
Recognition of right-of-use operating lease liabilities	$1,478	$44,656
Asset retirement obligations	$359	$292

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

A novel strain of coronavirus (“COVID-19”) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company has instituted some and may take additional temporary precautionary measures intended to help ensure the well-being of its employees and minimize business disruption. Such measures include social distancing measures and actively screening and monitoring employees and contractors that come on to the Company’s facilities. The adverse economic effects of the COVID-19 outbreak have materially decreased demand for crude oil based on the restrictions in place by governments trying to curb the outbreak and changes in consumer behavior. This has led to a significant global oversupply of oil and consequently a substantial decrease in crude oil prices.

While global oil producers, including the Organization of Petroleum Exporting Countries and other oil producing nations (“OPEC+”), reached agreement in April 2020 to cut oil production, downward pressure on commodity prices has remained and could continue for the foreseeable future, particularly given concerns over available storage capacity for crude oil. In response to the reduction in crude oil prices, VAALCO has instituted cost reduction measures that include negotiated cost reductions with vendors, cost sharing with operators and elimination or deferral of certain discretionary capital spending. Further, in connection with the OPEC+ agreement, the Minister of Hydrocarbons in Gabon requested that the Company reduce its production through December 2020. In response to such request from the Minister of Hydrocarbons, beginning in July 2020 and continuing through September 30, 2020, the Company temporarily reduced production from the Etame Marin block. With respect to requests related to the three months ended December 31, 2020, the Company plans to comply with such requests primarily through natural declines in production.

The Company considered the impact of the COVID-19 pandemic and the substantial decline in crude oil prices on the assumptions and estimates used for preparation of the financial statements. As a result, the Company recognized a number of material charges during the three months ended March 31, 2020, including impairments to its capitalized costs for proved crude oil and natural gas properties and valuation allowances on its deferred tax assets. These are discussed further in the following notes. Crude oil prices improved somewhat by September 30, 2020, and therefore no additional charges or impairments were required in the three months ended September 30, 2020. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak may have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to complete future drilling campaigns and other efforts required to advance the development of its crude oil and natural gas properties.

Restricted cash and abandonment funding – Restricted cash includes cash that is contractually restricted. Restricted cash is classified as a current or non-current asset based on its designated purpose and time duration. Current amounts in restricted cash at September 30, 2020 and 2019, respectively, each include an escrow amount representing bank guarantees for customs clearance in Gabon. Long- term amounts at September 30, 2020 and 2019 include a charter payment escrow for the floating, production, storage and offloading vessel (“FPSO”) offshore Gabon as discussed in Note 10. The Company invests restricted and excess cash in readily redeemable money market funds.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	As of September 30,
	2020	2019
	(in thousands)
Cash and cash equivalents	$41,986	$57,227
Restricted cash - current	82	769
Restricted cash - non-current	925	924
Abandonment funding	11,885	11,112
Total cash, cash equivalents and restricted cash	$54,878	$70,032

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

As of September 30, 2020, the outstanding VAT receivable balance, excluding the allowance for bad debt, was approximately $12.2 million ($4.1 million, net to VAALCO). As of September 30, 2020, the exchange rate was XAF 560.3 = $1.00. As of December 31, 2019, the exchange rate was XAF 585.7 = $1.00. The receivable amount, net of allowances, is reported as a non-current asset in the “Value added tax and other receivables” line item in the condensed consolidated balance sheets. Because both the VAT receivable and the related allowances are denominated in XAF, the exchange rate revaluation of these balances into U.S. dollars at the end of each reporting period also has an impact on the Company’s results of operations. Such foreign currency gains (losses) are reported separately in the “Other, net” line item of the condensed consolidated statements of operations.

The following table provides a roll forward of the aggregate allowance for bad debt:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Allowance for bad debt
Balance at beginning of period	$(1,904)	$(1,876)	$(1,508)	$(2,535)
Bad debt charge	(151)	(54)	(1,140)	(30)
Adjustment associated with reversal of allowance on Mutamba receivable	—	—	593	—
Adjustment associated with settlement of customs audit	—	—	—	623
Foreign currency gain	—	53	—	65
Balance at end of period	$(2,055)	$(1,877)	$(2,055)	$(1,877)

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

The Company records balances resulting from commodity risk management activities in the condensed consolidated balance sheets as either assets or liabilities measured at fair value. Gains and losses from the change in fair value of derivative instruments and cash settlements on commodity derivatives are presented in the “Derivative instruments gain, net” line item located within the “Other income (expense)” section of the condensed consolidated statements of operations. See Note 8 for further discussion.

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

Fair value of financial instruments – The Company’s assets and liabilities include financial instruments such as cash and cash equivalents, restricted cash, accounts receivable, derivative assets, accounts payable, SARs and guarantees. As discussed above, derivative assets and liabilities are measured and reported at fair value each period with changes in fair value recognized in net income. With respect to the Company’s other financial instruments included in current assets and liabilities, the carrying value of each financial instrument approximates fair value primarily due to the short-term maturity of these instruments. There were no transfers between levels for the three and nine months ended September 30, 2020 and 2019.

		As of September 30, 2020
	Balance Sheet Line	Level 1	Level 2	Level 3	Total
		(in thousands)
Liabilities
SARs liability	Accrued liabilities	$—	$823	$—	$823
SARs liability	Other long-term liabilities	—	43	—	43
		$—	$866	$—	$866

		As of December 31, 2019
	Balance Sheet Line	Level 1	Level 2	Level 3	Total
		(in thousands)
Assets
Derivative asset commodity swaps	Prepayments and other	$—	$636	$—	$636
		$—	$636	$—	$636
Liabilities
SARs liability	Accrued liabilities	$—	$2,638	$—	$2,638
SARs liability	Other long-term liabilities	—	852	—	852
		$—	$3,490	$—	$3,490

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

Capitalization – Costs of successful wells, development dry holes and leases containing productive reserves are capitalized and amortized on a unit-of-production basis over the life of the related reserves. Other exploration costs, including dry exploration well costs, geological and geophysical expenses applicable to undeveloped leaseholds, leasehold expiration costs and delay rentals, are expensed as incurred. The costs of exploratory wells are initially capitalized pending a determination of whether proved reserves have been found. At the completion of drilling activities, the costs of exploratory wells remain capitalized if a determination is made that proved reserves have been found. If no proved reserves have been found, the costs of exploratory wells are charged to expense. In some cases, a determination of proved reserves cannot be made at the completion of drilling, requiring additional testing and evaluation of the wells. Cost incurred for exploratory wells that find reserves that cannot yet be classified as proved are capitalized if (i) the well has found a sufficient quantity of reserves to justify its completion as a producing well and (ii) sufficient progress in assessing the reserves and the economic and operating viability of the project has been made. The status of suspended well costs is monitored continuously and reviewed quarterly. Due to the capital-intensive nature and the geographical characteristics of certain projects, it may take an extended period of time to evaluate the future potential of an exploration project and the economics associated with making a determination of its commercial viability. Geological and geophysical costs are expensed as incurred. Costs of seismic studies that are utilized in development drilling within an area of proved reserves are capitalized as development costs. Amounts of seismic costs capitalized are based on only those blocks of data used in determining development well locations. To the extent that a seismic project covers areas of both developmental and exploratory drilling, those seismic costs are proportionately allocated between development costs and exploration expense.

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

Lease commitments – The Company leases office space, marine vessels and helicopters, warehouse and storage facilities, equipment and corporate housing under leasing agreements that expire at various times. All leases are characterized as operating leases and the expense is included in either “production expense” or “general and administrative expense” in the condensed consolidated financial statements. See Note 11 for further discussion.

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

Revenue recognition – Revenues from contracts with customers are generated from sales in Gabon pursuant to crude oil sales and purchase agreements (“COSPA”). There is a single performance obligation (delivering crude oil to the delivery point, i.e. the connection to the customer’s crude oil tanker) that gives rise to revenue recognition at the point in time when the performance obligation event takes place. In addition to revenues from customer contracts, the Company has other revenues related to contractual provisions under the Etame Marin block PSC. The Etame Marin block PSC is not a customer contract. The Etame Marin block PSC includes provisions for payments to the government of Gabon for: royalties based on 13% of production at the published price and a shared portion of “Profit Oil” (as defined in the Etame Marin block PSC) determined based on daily production rates, as well as a gross carried working interest of 7.5% (increasing to 10% beginning June 20, 2026) for all costs. For both royalties and Profit Oil, the Etame Marin block PSC provides that the government of Gabon may settle these obligations in-kind, i.e. taking crude oil barrels, rather than with cash payments. See Note 6 for further discussion.

Income taxes – The Company’s tax provision is based on expected taxable income, statutory rates and tax planning opportunities available to the Company in the various jurisdictions in which the Company operates. The determination and evaluation of the Company’s tax provision and tax positions involves the interpretation of the tax laws in the various jurisdictions in which the Company operates and requires significant judgment and the use of estimates and assumptions regarding significant future events such as the amount, timing and character of income, deductions and tax credits. Changes in tax laws, regulations, agreements and tax treaties or the Company’s level of operations or profitability in each jurisdiction impacts the Company’s tax liability in any given year. The Company also operates in foreign jurisdictions where the tax laws relating to the crude oil and natural gas industry are open to interpretation, which could potentially result in tax authorities asserting additional tax liabilities. While the Company’s income tax provision (benefit) is based on the best information available at the time, a number of years may elapse before the ultimate tax liabilities in the various jurisdictions are determined. We also record as income tax expense the increase or decrease in the value of the government of Gabon’s allocation of Profit Oil, which results due to change in value from the time the allocation is originally produced to the time the allocation is actually lifted.

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

In March 2020, the FASB issued ASU No. 2020-03 - Codification Improvements to Financial Instruments (“ASU 2020-03”). ASU 2020-03 improves and clarifies various financial instruments topics, including the CECL standard. ASU 2020-03 includes seven different issues that describe the areas of improvement and the related amendments to GAAP, intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The amendments in ASU 2020-03 have different effective dates. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.

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

In March 2020, the FASB issued ASU No. 2020-04 - Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates (IBORs) and, particularly, the risk of cessation of the London Interbank Offered Rate (LIBOR), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. ASU 2020-04 provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. The amendments in ASU 2020-04 are available to be adopted for all entities as of March 12, 2020, the date of issuance of Topic 848, and the relief provided within Topic 848 lasts until December 31, 2022. As the Company currently has no debt instruments or contracts where LIBOR is a material provision of contracts, the adoption of this guidance did not have a material impact on the Company's financial statements.

3. DISPOSITIONS

Discontinued Operations - Angola

In November 2006, the Company signed a production sharing contract for Block 5 offshore Angola (“Block 5 PSA”). The Company’s working interest was 40%, and the Company carried Sonangol P&P, for 10% of the work program. On September 30, 2016, the Company notified Sonangol P&P that it was withdrawing from the joint operating agreement effective October 31, 2016. On November 30, 2016, the Company notified the national concessionaire, Sonangol E.P., that it was withdrawing from the Block 5 PSA. Further to the decision to withdraw from Angola, the Company closed its office in Angola and reduced its activities in Angola. As a result of this strategic shift, the Company classified all the related assets and liabilities as those of discontinued operations in the condensed consolidated balance sheets. The operating results of the Angola segment have been classified as discontinued operations for all periods presented in the Company’s condensed consolidated statements of operations. The Company segregated the cash flows attributable to the Angola segment from the cash flows from continuing operations for all periods presented in the Company’s condensed consolidated statements of cash flows. The following tables summarize selected financial information related to the Angola segment’s assets and liabilities as of September 30, 2020 and December 31, 2019 and its results of operations for the three and nine months ended September 30, 2020 and 2019.

Summarized Results of Discontinued Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Operating costs and expenses:
Gain on settlement of drilling obligation	$—	$—	$—	$(7,193)
General and administrative expense	(14)	77	47	297
Total operating costs, expenses and (recovery)	(14)	77	47	(6,896)
Operating income (loss)	14	(77)	(47)	6,896
Other expense:
Other, net	—	—	(5)	—
Total other expense	—	—	(5)	—
Income (loss) from discontinued operations before income taxes	14	(77)	(52)	6,896
Income tax expense (benefit)	3	(16)	(11)	1,448
Income (loss) from discontinued operations	$11	$(61)	$(41)	$5,448

Assets and Liabilities Attributable to Discontinued Operations

	As of September 30, 2020	As of December 31, 2019
	(in thousands)
ASSETS
Accounts with joint venture owners	$—	$—
Total current assets	—	—
Total assets	$—	$—

LIABILITIES
Current liabilities:
Accounts payable	$7	$8
Accrued liabilities and other	8	342
Total current liabilities	15	350
Total liabilities	$15	$350

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

Segment activity of continuing operations for the three and nine months ended September 30, 2020 and 2019 as well as long-lived assets and segment assets at September 30, 2020 and December 31, 2019 are as follows:

	Three Months Ended September 30, 2020
(in thousands)	Gabon	Equatorial Guinea	Corporate and Other	Total
Revenues-crude oil and natural gas sales	$18,256	$—	$—	$18,256
Depreciation, depletion and amortization	1,946	—	266	2,212
Operating income (loss)	6,957	(95)	(2,184)	4,678
Income tax expense (benefit)	(2,464)	1	(296)	(2,759)
Additions to crude oil and natural gas properties and equipment – accrual	(306)	—	(9)	(315)

	Nine Months Ended September 30, 2020
(in thousands)	Gabon	Equatorial Guinea	Corporate and Other	Total
Revenues-crude oil and natural gas sales	$54,619	$—	$—	$54,619
Depreciation, depletion and amortization	7,790	—	326	8,116
Impairment of proved crude oil and natural gas properties	30,625	—	—	30,625
Bad debt expense and other	1,140	—	—	1,140
Other operating expense, net	(883)	—	—	(883)
Operating loss	(17,622)	(289)	(5,060)	(22,971)
Derivative instruments gain, net	—	—	6,583	6,583
Income tax expense	19,302	1	9,167	28,470
Additions to crude oil and natural gas properties and equipment – accrual	10,305	—	(9)	10,296

	Three Months Ended September 30, 2019
(in thousands)	Gabon	Equatorial Guinea	Corporate and Other	Total
Revenues-crude oil and natural gas sales	$17,603	$—	$—	$17,603
Depreciation, depletion and amortization	1,437	—	72	1,509
Operating income (loss)	6,048	(54)	(4,493)	1,501
Derivative instruments gain, net	—	—	2,267	2,267
Income tax expense	4,774	—	2,907	7,681
Additions to crude oil and natural gas properties and equipment – accrual	6,112	—	—	6,112

	Nine Months Ended September 30, 2019
(in thousands)	Gabon	Equatorial Guinea	Corporate and Other	Total
Revenues-crude oil and natural gas sales	$62,598	$—	$—	$62,598
Depreciation, depletion and amortization	4,751	—	220	4,971
Other operating expense, net	(4,436)	—	35	(4,401)
Operating income (loss)	24,541	(370)	(10,754)	13,417
Derivative instruments gain, net	—	—	2,266	2,266
Interest income, net	4	—	577	581
Other, net	(333)	(4)	(184)	(521)
Income tax expense	15,134	12	4,496	19,642
Additions to crude oil and natural gas properties and equipment – accrual	8,386	(187)	220	8,419

(in thousands)	Gabon	Equatorial Guinea	Corporate and Other	Total
Long-lived assets from continuing operations:
As of September 30, 2020	$28,614	$10,000	$231	$38,845
As of December 31, 2019	$57,930	$10,000	$328	$68,258

(in thousands)	Gabon	Equatorial Guinea	Corporate and Other	Total
Total assets from continuing operations:
As of September 30, 2020	$87,954	$10,116	$37,367	$135,437
As of December 31, 2019	$151,686	$10,087	$49,764	$211,537

Information about the Company’s most significant customers

The Company currently sells crude oil production from Gabon under term contracts with pricing based upon an average of Dated Brent in the month of lifting, adjusted for location and market factors. From August 2015 through January 2019, the Company sold its crude oil to Glencore Energy UK Ltd. (“Glencore”) and from February 2019 to January 2020, crude oil sales were to Mercuria Energy Trading SA (“Mercuria”). Sales of crude oil to Glencore and Mercuria were approximately 100% of total revenues for the period during the terms of their contracts. The Company signed a new contract with ExxonMobil Sales and Supply LLC (“Exxon”) that covers sales from February 2020 through January 2021 with pricing based upon an average of Dated Brent in the month of lifting, adjusted for location and market factors. During the nine months ended September 30, 2020, revenues from sales of crude oil to Mercuria and Exxon were approximately 18% and 82%, respectively, of the Company’s total revenues from customers.

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

A reconciliation of reported net income (loss) to net income (loss) used in calculating EPS as well as a reconciliation from basic to diluted shares follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Net income (loss) (numerator):
Income (loss) from continuing operations	$7,607	$(3,858)	$(44,545)	$(3,899)
(Income) loss from continuing operations attributable to unvested shares	(121)	—	—	29
Numerator for basic	7,486	(3,858)	(44,545)	(3,870)
(Income) loss from continuing operations attributable to unvested shares	—	—	—	(29)
Numerator for dilutive	$7,486	$(3,858)	$(44,545)	$(3,899)

Income (loss) from discontinued operations, net of tax	$11	$(61)	$(41)	$5,448
(Income) loss from discontinued operations attributable to unvested shares	—	—	—	(41)
Numerator for basic	11	(61)	(41)	5,407
(Income) loss from discontinued operations attributable to unvested shares	—	—	—	41
Numerator for dilutive	$11	$(61)	$(41)	$5,448

Net income (loss)	$7,618	$(3,919)	$(44,586)	$1,549
Net (income) loss attributable to unvested shares	(121)	—	—	(12)
Numerator for basic	7,497	(3,919)	(44,586)	1,537
Net (income) loss attributable to unvested shares	—	—	—	12
Numerator for dilutive	$7,497	$(3,919)	$(44,586)	$1,549

Weighted average shares (denominator):
Basic weighted average shares outstanding	57,456	58,953	57,628	59,457
Effect of dilutive securities	285	—	—	—
Diluted weighted average shares outstanding	57,741	58,953	57,628	59,457
Stock options and unvested restricted stock grants excluded from dilutive calculation because they would be anti-dilutive	1,801	324	3,465	548

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

For each lifting completed under a COSPA, payment is made by the customer in U.S. dollars by electronic transfer 30 days after the date of the bill of lading. For each lifting of crude oil, pricing is based upon an average of Dated Brent in the month of lifting, adjusted for location and market factors.

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

With respect to the government’s share of Profit Oil, the Etame Marin block PSC provides that the corporate income tax liability is satisfied through the payment of Profit Oil. In the condensed consolidated statements of operations, the government’s share of revenues from Profit Oil is reported in revenues with a corresponding amount reflected as current income tax expense. These sales are not considered revenues under a customer contract as the Company is not a party to the contracts with the buyers of this crude oil. However, consistent with the reporting of Profit Oil in prior periods, the amount associated with the Profit Oil under the terms of the Etame Marin block PSC is reflected as revenue with an offsetting amount reported as a current income tax expense. Payments of the income tax expense will be reported in the period that the government takes its Profit Oil in-kind, i.e. the period in which it lifts the crude oil. In-kind payments were $1.9 million with the April 2020 lifting and $6.9 million with the August 2020 lifting. With the August lifting, the government lifted more oil in-kind than what was owed to it in foreign taxes; therefore, the Company has a $1.1 million foreign income tax receivable as of September 30, 2020. As of December 31, 2019, the foreign income taxes payable attributable to this obligation was $5.7 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue from customer contracts:	(in thousands)
Sales under the COSPA	$13,797	$19,660	$53,057	$62,420
Other items reported in revenue not associated with customer contracts:
Gabonese government share of Profit Oil taken in-kind	6,883	—	8,738	7,347
Carried interest recoupment	280	511	1,273	1,951
Royalties	(2,704)	(2,568)	(8,449)	(9,120)
Total revenue, net	$18,256	$17,603	$54,619	$62,598

7.  CRUDE OIL AND NATURAL GAS PROPERTIES AND EQUIPMENT

The Company’s crude oil and natural gas properties and equipment is comprised of the following:

	As of September 30, 2020	As of December 31, 2019
	(in thousands)
Crude oil and natural gas properties and equipment - successful efforts method:
Wells, platforms and other production facilities	$441,915	$422,651
Work-in-progress	—	7,378
Undeveloped acreage	21,476	23,771
Equipment and other	10,181	11,157
	473,572	464,957
Accumulated depreciation, depletion, amortization and impairment	(434,727)	(396,699)
Net crude oil and natural gas properties, equipment and other	$38,845	$68,258

Extension of Term of Etame Marin Block PSC

On September 25, 2018, VAALCO, together with the other joint owners in the Etame Marin block (the “Consortium”), received an implementing Presidential Decree from the government of Gabon authorizing an extension for additional years (“PSC Extension”) to the Consortium to operate in the Etame Marin block. The Company’s subsidiary, VAALCO Gabon S.A., has a 33.575% participating interest (working interest including the working interest attributable to the carried interest owner) in the Etame Marin block.

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

Under the PSC Extension, the Consortium was required to drill two wells and two appraisal wellbores as well as conduct two technical studies by September 16, 2020. The Consortium completed drilling two development wells and two appraisal wellbores during the 2019/2020 drilling campaign with the last appraisal wellbore completed in February 2020. During September 2020, the Consortium completed the two technical studies at a cost of $1.5 million gross ($0.5 million, net to VAALCO).

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

There was no triggering event in the third quarter of 2020 that would cause us to believe the value of crude oil and natural gas producing properties should be impaired. Factors considered included slightly higher future strip prices for the third quarter of 2020 compared to the second quarter of 2020, and that the Company incurred no significant capital expenditures in the period related to the fields in the Etame Marin block. During the first quarter of 2020, declining forecasted oil prices caused the Company to perform an impairment review. The impairment test was performed using the year end 2019 independently prepared reserve report, estimated reserves for the South East Etame 4H well completed in March 2020 and forward price curves. The Company performed a recoverability test as defined under ASC 932 and ASC 360, noting that the undiscounted cash flows related to the Etame, Avouma, Ebouri, Southeast Etame and North Tchibala fields were less than the book values for these fields resulting in the Company recording a $30.6 million impairment loss to write down the Company’s investment in each field to their fair value of $15.6 million during the three months ended March 31, 2020.

With respect to the third quarter of 2019, as a result of lower future strip prices for the third quarter of 2019 compared to the second quarter of 2019, VAALCO compared the undiscounted estimated future net cash flows to the carrying value of the crude oil and natural gas properties. Based on this analysis, no impairment was identified and there were no indicators that adjustments were needed to the year-end reserve report.

Undeveloped Leasehold Costs

VAALCO acquired a 31% working interest in an undeveloped portion of a block (“Block P”) offshore Equatorial Guinea in 2012.  The Ministry of Mines and Hydrocarbons (“EG MMH”) approved our appointment as operator for Block P interest on November 12, 2019.  The Company acquired an additional working interest of 12% from Atlas Petroleum, thereby increasing its working interest to 43% in 2020, in exchange for a potential future payment of $3.1 million in the event that there is commercial production from Block P, and the EG MMH has approved this assignment.  On August 27, 2020, the amendment to the production sharing contract to ratify the Company’s increased working interest and appointment as operator was approved by the EG MMH. VAALCO is in commercial discussions with Levene Hydrocarbon Limited (“Levene”) regarding a potential transaction whereby VAALCO would assign a portion of its working interest in Block P to Levene in exchange for Levene carrying VAALCO’s cost to drill an exploratory well. Levene and VAALCO have executed a non-binding Memorandum of Understanding regarding these commercial discussions; however, neither have executed any binding agreements and there can be no certainty a transaction will be completed.  Further, approval of the assignment to Levene by the EG MMH must be obtained prior to any transaction being completed. As of September 30, 2020, the Company had $10.0 million recorded for the book value of the undeveloped leasehold costs associated with the Block P license.  VAALCO and its current and potential future joint venture owners are evaluating the timing and budgeting for development and exploration activities under a development and production area in the block, including the approval of a development and production plan.  The Block P production sharing contract provides for a development and production period of 25 years from the date of approval of a development and production plan.

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

Capitalized Equipment Inventory

Capitalized equipment inventory is reviewed regularly for obsolescence. Adjustments for inventory obsolescence are recorded on “Other operating expense, net” line item of the condensed consolidated statements of operations but were not material for the three and nine months ended September 30, 2020 and 2019.

8. DERIVATIVES AND FAIR VALUE

The Company uses derivative financial instruments from time to time to achieve a more predictable cash flow from crude oil production by reducing the Company’s exposure to price fluctuations.

Commodity swaps - In June 2018, the Company entered into commodity swaps at a Dated Brent weighted average of $74.00 per barrel for the period from and including June 2018 through June 2019 for a quantity of approximately 400,000 barrels. On May 6, 2019, the Company entered into commodity swaps at a Dated Brent weighted average of $66.70 per barrel for the period from and including July 2019 through June 2020 for an approximate quantity of 500,000 barrels. During the three months ended September 30, 2020, the Company did not have any unexpired commodity swaps or other derivative instruments.

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

The following table sets forth the gain (loss) on derivative instruments on the Company’s condensed consolidated statements of operations:

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Item	Statement of Operations Line	2020	2019	2020	2019
		(in thousands)
Crude oil swaps	Realized gain - contract settlements	$—	$493	$7,216	$2,056
	Unrealized gain (loss)	—	1,774	(633)	210
	Derivative instruments gain, net	$—	$2,267	$6,583	$2,266

9. ACCRUED LIABILITIES AND OTHER

Accrued liabilities and other balances were comprised of the following:

	As of September 30, 2020	As of December 31, 2019
	(in thousands)
Accrued accounts payable invoices	$3,947	$4,650
Joint venture audit settlement	—	3,322
Gabon DMO, PID and PIH obligations	4,762	3,314
Capital expenditures	1,325	11,792
Stock appreciation rights	823	2,638
Accrued wages and other compensation	1,797	1,731
Other	1,772	2,326
Total accrued liabilities and other	$14,426	$29,773

10.  COMMITMENTS AND CONTINGENCIES

Abandonment funding

Under the terms of the Etame Marin block PSC, the Company has a cash funding arrangement for the eventual abandonment of all offshore wells, platforms and facilities on the Etame Marin block. As a result of the PSC Extension, annual funding payments are spread over the periods from 2018 through 2028. The amounts paid will be reimbursed through the Cost Account and are non-refundable. The abandonment estimate used for this purpose is approximately $61.8 million ($19.2 million net to VAALCO) on an undiscounted basis. Through September 30, 2020, $38.3 million ($11.9 million net to VAALCO) on an undiscounted basis has been funded. This cash funding is reflected under “Other noncurrent assets” in the “Abandonment funding” line item of the condensed consolidated balance sheet. Future changes to the anticipated abandonment cost estimate could change the asset retirement obligation and the amount of future abandonment funding payments.

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

FPSO charter

In connection with the charter of the FPSO, the Company, as operator of the Etame Marin block, guaranteed all of the charter payments under the charter through its contract term. At the Company’s election, the charter may be extended for two one-year periods beyond September 2020. These elections have been made, and the charter has been extended through September 2022. The Company obtained guarantees from each of the Company’s joint venture owners for their respective shares of the payments. The Company’s net share of the charter payment is 31.1%, or approximately $9.7 million per year. Although the Company believes the need for performance under the charter guarantee is remote, the Company recorded a liability of $0.4 million as of September 30,

2020 and $0.4 million as of December 31, 2019 representing the guarantee’s estimated fair value. The guarantee of the offshore Gabon FPSO charter has $65.1 million in remaining gross minimum obligations as of September 30, 2020.

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

Other contractual commitments

In August 2020, the Company entered into an agreement to acquire 742 square kilometers of three-dimensional seismic data in the Company’s Etame Marin block. The acquisition is expected to begin in the fourth quarter of 2020 and take approximately 2 to 3 months from the start of operations. The cost, net to VAALCO, is estimated to be approximately $4.0 million to $5.0 million.

11. LEASES

Under ASC 842, Leases, there are two types of leases: finance and operating. Regardless of the type of lease, the initial measurement of the lease results in recording a Right-of-Use (“ROU”) asset and a lease liability at the present value of the future lease payments.

Practical Expedients – ASC 842 provides a package of three practical expedients to simplify adoption. At the transition date, the entity may elect not to reassess: (1) whether any expired or existing contracts as of the adoption date are or contain leases under the new definition of a lease, (2) lease classification for expired or existing leases as of the adoption date and (3) initial direct costs for any existing leases as of the adoption date. These three expedients must be elected or not elected as a package. An entity that elects to apply all three of the practical expedients will, in effect, continue to classify leases that commence before the adoption date in accordance with current GAAP, unless the lease classification is reassessed after the adoption date. A lessee that elects to apply all of the practical expedients beginning on the adoption date will follow subsequent measurement guidance in ASC 842. The Company has elected to use these practical expedients, effectively carrying over its previous identification and classification of leases that existed as of January 1, 2019. Additionally, a lessee may elect not to recognize ROU assets and liabilities arising from short-term leases provided there is no purchase option the entity is likely to exercise. The Company has elected this short-term lease exemption. The adoption of ASC 842 resulted in a material increase in the Company’s total assets and liabilities on the Company’s condensed consolidated balance sheet as certain of its operating leases are significant. In addition, adoption resulted in a decrease in working capital as the ROU asset is noncurrent, but the lease liability has both long-term and short-term portions. There was no material overall impact on results of operations or cash flows. In the statement of cash flows, operating leases remain an operating activity.

The Company is currently a party to several lease agreements for the rental of marine vessels and helicopters, warehouse and storage facilities, equipment and the FPSO. The duration for these agreements range from 21 to 45 months. In some cases, the lease contracts require the Company to make payments both for the use of the asset itself and for operations and maintenance services. Only the payments for the use of the asset related to the lease component are included in the calculation of ROU assets and lease liabilities. Payments for the operations and maintenance services are considered non-lease components and are not included in calculating the ROU assets and lease liabilities. For leases on ROU assets used in joint operations, generally the operator reflects the full amount of the lease component, including the amount that will be funded by the non-operators. As operator for the Etame Marin block, the ROU asset recorded for the FPSO, the marine vessels, helicopter, certain equipment and warehouse and storage facilities used in the joint operations includes the gross amount of the lease components.

The FPSO lease includes options to extend the term through September 2022. The Company considered these options reasonably certain of exercise and included them in the calculation of ROU assets and lease liabilities. For all other leases that contain an option to extend, the Company has concluded that it is not reasonably certain it will exercise the renewal option and the renewal periods have been excluded in the calculation for the ROU assets and liabilities. During the third quarter 2019, the Company notified the lessor of the FPSO of its intent to extend the lease term by the first option that extends the FPSO lease to September 2021. Similarly, during the third quarter of 2020, the Company gave notification to extend the FPSO lease to September 2022.

The FPSO agreement also contains options to purchase the assets during or at the end of the lease term. The Company does not consider these options reasonably certain of exercise and has excluded the purchase price from the calculation of ROU assets and lease liabilities.

The FPSO, helicopter, marine vessels and certain equipment leases include provisions for variable lease payments, under which the Company is required to make additional payments based on the level of production or the number of days or hours the asset is deployed, or the number of persons onboard the vessel. Because the Company does not know the extent that the Company will be required to make such payments, they are excluded from the initial calculation of ROU assets and lease liabilities.

The discount rate used to calculate ROU assets and lease liabilities represents the Company’s incremental borrowing rate. The Company determined this by considering the term and economic environment of each lease, and estimating the resulting interest rate the Company would incur to borrow the lease payments.

For the three and nine months ended September 30, 2020, the components of the lease costs and the supplemental information were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Lease cost:	(in thousands)
Operating lease cost	$4,519	$4,820	$13,044	$12,154
Short-term lease cost	457	166	908	570
Variable lease cost	1,715	1,652	5,779	4,390
Total lease expense	6,691	6,638	19,731	17,114
Lease costs capitalized	11	99	3,470	99
Total lease costs	$6,702	$6,737	$23,201	$17,213

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows to operating leases				$20,564
Weighted-average remaining lease term				2.0 years
Weighted-average discount rate				6.09%

The table below describes the presentation of the total lease cost on the Company’s condensed consolidated statement of operations. As discussed above, the Company’s joint venture owners are required to reimburse the Company for their share of certain expenses, including certain lease costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Production expense	$2,063	$1,979	$6,082	$5,202
General and administrative expense	49	49	147	147
Lease costs billed to the joint venture owners	4,586	4,610	15,807	11,765
Total lease expense	6,698	6,638	22,036	17,114
Lease costs capitalized	4	99	1,165	99
Total lease costs	$6,702	$6,737	$23,201	$17,213

The following table describes the future maturities of the Company’s operating lease liabilities at September 30, 2020:

Lease Obligation
Year	(in thousands)
2020	$3,489
2021	13,864
2022	9,685
2023	179
2024	—
27,217
Less: imputed interest	1,528
Total lease liabilities	$25,689

Under the joint operating agreements, other joint owners are obligated to fund $18.8 million of the $27.2 million in future lease liabilities.

12. ASSET RETIREMENT OBLIGATIONS

The following table summarizes the changes in the Company’s asset retirement obligations:

(in thousands)	Nine Months Ended September 30, 2020	Year Ended December 31, 2019
Beginning balance	$15,844	$14,816
Accretion	664	812
Additions	359	595
Revisions	238	(379)
Ending balance	$17,105	$15,844

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

13. SHAREHOLDERS’ EQUITY

Preferred stock – Authorized preferred stock consists of 500,000 shares with a par value of $25 per share. No shares of preferred stock were issued and outstanding as of September 30, 2020 or December 31, 2019.

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

14.  STOCK-BASED COMPENSATION AND OTHER BENEFIT PLANS

The Company’s stock-based compensation has been granted under several stock incentive and long-term incentive plans. The plans authorize the Compensation Committee of the Company’s Board of Directors to issue various types of incentive compensation. The Company had previously issued stock options and restricted shares under the 2014 Long-Term Incentive Plan (“2014 Plan”) and stock appreciation rights under the 2016 Stock Appreciation Rights Plan. On June 25, 2020, the Company’s shareholders approved the 2020

Long-Term Incentive Plan (“2020 Plan”) under which 5,500,000 shares are authorized for future grants. At September 30, 2020, 3,388,505 shares were available for future grants.

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

As referenced in the table below, the Company records compensation expense related to stock-based compensation as general and administrative expense associated with the issuance of stock options, restricted stock and stock appreciation rights. During the nine months ended September 30, 2020, the Company did not settle any stock-based compensation. During the nine months ended September 30, 2019, the Company settled in cash $0.3 million for stock appreciation rights and received $0.1 million for stock option exercises. Because the Company does not pay significant United States federal income taxes, no amounts were recorded for future tax benefits.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Stock-based compensation - equity awards	$322	$180	$527	$802
Stock-based compensation - liability awards	(570)	970	(2,624)	1,968
Total stock-based compensation	$(248)	$1,150	$(2,097)	$2,770

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

The Company used the Monte Carlo simulation to calculate the grant date fair value of performance stock option awards. The fair value of these awards will be amortized to expense over the derived service period of the option. During the nine months ended September 30, 2020, the assumptions shown below were used to calculate the weighted average grant date fair value of performance stock option awards issued under the 2020 Plan.

For options that do not contain a market or performance condition, the Company uses the Black-Scholes model to calculate the grant date fair value of stock option awards. This fair value is then amortized to expense over the service period of the option.

Because the Company has not paid cash dividends and does not anticipate paying cash dividends on the common stock in the foreseeable future, no expected dividend yield was input to the Black-Scholes or Monte Carlo models. During the nine months ended September 30, 2020 and 2019, the weighted average assumptions shown below were used to calculate the weighted average grant date fair value of option grants.

	Nine Months Ended September 30,
	2020	2019
Weighted average exercise price - ($/share)	$1.23	$2.08
Expected life in years	6.0	3.2
Average expected volatility	74.16%	72.53%
Risk-free interest rate	0.42%	2.33%
Weighted average grant date fair value - ($/share)	$0.79	$1.06

Stock option activity for the nine months ended September 30, 2020 is provided below:

	Number of Shares Underlying Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at January 1, 2020	2,834	$1.55
Granted	644	1.23
Exercised	—	—
Unvested shares forfeited	(60)	1.83
Vested shares expired	(347)	2.90
Outstanding at September 30, 2020	3,071	1.32	3.38	$60
Exercisable at September 30, 2020	1,960	1.22	1.36	$42

During the nine months ended September 30, 2020, no shares were added to treasury as a result of tax withholding on options exercised. During the nine months ended September 30, 2019, 13,875 shares were added to treasury as a result of tax withholding on options exercised. During the nine months ended September 30, 2019, 62,235 shares that had been granted from treasury were exercised and taken from treasury.

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

The following is a summary of activity for the nine months ended September 30, 2020:

	Restricted Stock	Weighted Average Grant Date Fair Value
	(in thousands)
Non-vested shares outstanding at January 1, 2020	343	$1.52
Awards granted	971	1.23
Awards vested	(145)	1.39
Awards forfeited	—	—
Non-vested shares outstanding at September 30, 2020	1,169	1.30

During the nine months ended September 30, 2020, 40,432 shares were added to treasury as a result of tax withholding on the vesting of restricted shares. During the nine months ended September 30, 2019, 30,573 shares were added to treasury as a result of tax withholding on the vesting of restricted shares.

Stock appreciation rights (“SARs”)

SARs may be granted under the VAALCO Energy, Inc. 2016 Stock Appreciation Rights Plan and the 2020 Plan. A SAR is the right to receive a cash amount equal to the spread with respect to a share of common stock upon the exercise of the SAR. The spread is the difference between the SAR exercise price per share specified in the SAR award (that may not be less than the fair market value of the Company’s common stock on the date of grant) and the fair market value per share of the Company’s common stock on the date of exercise of the SAR. SARs granted to participants will become exercisable over a period determined by the Compensation Committee of the Company’s Board of Directors. In addition, SARs will become exercisable upon a change in control, unless provided otherwise by the Compensation Committee of the Company’s Board of Directors.

During the nine months ended September 30, 2020, the Company did not grant SARs to employees or directors.

SAR activity for the nine months ended September 30, 2020 is provided below:

	Number of Shares Underlying SARs	Weighted Average Exercise Price Per Share	Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at January 1, 2020	3,418	$1.30
Granted	—	—
Exercised	—	—
Unvested SARs forfeited	(60)	1.83
Vested SARs expired	(61)	1.34
Outstanding at September 30, 2020	3,297	1.29	2.44	$234
Exercisable at September 30, 2020	2,117	1.15	2.17	$151

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

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) became law. The CARES Act, among other things, includes provisions to obtain alternative minimum tax credit refunds for which the company qualifies for. The Company has analyzed the different aspects of the CARES Act and implemented the applicable provisions, which had no material impact on the Company.

Provision for income tax expense (benefit) related to income from continuing operations consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
U.S. Federal:	(in thousands)
Current	$147	$(135)	$(378)	$(300)
Deferred	(442)	3,042	9,546	4,808
Foreign:
Current	2,393	2,758	1,876	7,217
Deferred	(4,857)	2,016	17,426	7,917
Total	$(2,759)	$7,681	$28,470	$19,642

The Company’s effective tax rate for the nine months ended September 30, 2020 and 2019, excluding the impact of discrete items, was (53%) and 101%, respectively. For the three and nine months ended September 30, 2020, the Company’s overall effective tax rate was impacted by non-deductible items associated with operations, the impact of deducting foreign taxes rather than crediting them, and a change in valuation allowance. The valuation allowance was necessary due to the decline in crude oil prices caused by declining global economic activity and excess oil supply. The total change in valuation allowances for the three and nine months ended September 30, 2020 was $(5.4) million and $37.4 million, respectively. For the nine months ended September 30, 2020 the current tax expense of $1.5 million includes a $3.8 million favorable oil price adjustment as a result of the change in value of the government’s allocation between the time it was produced and the time it was taken in-kind. After excluding the impact, current income taxes were $5.3 million for the period.

As of September 30, 2020, the Company had no material uncertain tax positions. The Company’s policy is to recognize potential interest and penalties related to unrecognized tax benefits as a component of income tax expense.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), which are intended to be covered by the safe harbors created by those laws. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, included in this Quarterly Report that address activities, events or developments that we expect or anticipate may occur in the future, including without limitation, statements regarding our financial position, operating performance and results, reserve quantities and net present values, market prices, business strategy, derivative activities, the amount and nature of capital expenditures and plans and objectives of management for future operations are forward-looking statements. When we use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “forecast,” “outlook,” “aim,” “target,” “will,” “could,” “should,” “may,” “likely,” “plan,” and “probably” or the negative of such terms or similar expressions, we are making forward-looking statements. Many risks and uncertainties that could affect our future results and could cause results to differ materially from those expressed in our forward-looking statements include, but are not limited to:

•the impact of the COVID-19 pandemic, including the sharp decline in the global demand for crude oil, which resulted in a significant global oversupply of crude oil and steep decline in crude oil prices, potential difficulties in obtaining additional liquidity when and if needed, disruptions in global supply chains, quarantines of our workforce or workforce reductions and other matters related to the pandemic;

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

INTRODUCTION

VAALCO is a Houston, Texas based independent energy company engaged in the acquisition, exploration, development and production of crude oil. As operator, we have production operations and conduct exploration activities in Gabon, West Africa. We also have opportunities to participate in development and exploration activities in Equatorial Guinea, West Africa. As discussed further in Note 3 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, we have discontinued operations associated with our activities in Angola, West Africa.

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

The COVID-19 pandemic and related economic repercussions have created significant volatility, uncertainty, and turmoil in the oil and gas industry, and the full impact of the outbreak continues to evolve. The adverse economic effects of the COVID-19 outbreak have materially decreased demand for crude oil based on the restrictions in place by governments trying to curb the outbreak and changes in consumer behavior. This has led to a significant global oversupply of oil and consequently a substantial decrease in crude oil prices. In April 2020, countries within OPEC+, which includes Gabon, reached an agreement to cut oil production to reduce the gap between excess supply and demand, in an effort to stabilize the international oil market. Gabon has undertaken measures to comply with such OPEC+ production quota agreement and, as a result, the Minister of Hydrocarbons in Gabon requested that we reduce our production. In response to such request from the Minister of Hydrocarbons, in July 2020 we temporarily reduced production from the Etame Marin block through September 30, 2020. With respect to requests related to the three months ended December 31, 2020, the Company plans to comply with such requests primarily through natural declines in production. Despite the recent actions taken by OPEC+, downward pressure on commodity prices has remained and could continue for the foreseeable future, particularly given concerns over available storage capacity for crude oil. The Company does not currently have any commodity derivative instruments in place to mitigate the effects of such price declines, but the Company will consider entering into new commodity derivative instruments from time to time. However, there can be no assurance when, or upon what terms, the Company may enter into any future commodity derivative instruments.

While we did not incur significant disruptions to operations during the nine months ended September 30, 2020 as a result of the COVID-19 pandemic, we are unable to predict the impact that the COVID-19 pandemic will have on us in the future, including our financial position, operating results, liquidity and ability to obtain financing in future reporting periods, due to numerous uncertainties. These uncertainties include the severity of the virus, the duration of the outbreak, governmental or other actions taken to combat the virus (which could include limitations on our operations or the operations of our customers and vendors), and the effect that the COVID-19 pandemic and the current crude oil price wars among global suppliers will have on the demand for crude oil. The health of our employees, contractors and vendors, and our ability to meet staffing needs in our operations and certain critical functions cannot be predicted and is vital to our operations. We are unable to predict the extent of the impact that the continuing spread of COVID-19 throughout Gabon may have on our ability to continue to conduct our operations.

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

In response to the COVID-19 outbreak and the current pricing environment, we have taken the following measures:

•put in place social distancing measures at our work sites;

•actively screened and monitored employees and contractors that come on to our facilities including testing and quarantines with onsite medical supervision;

•engaged in regular company-wide COVID-19 updates to keep employees informed of key developments;

•implemented cost cutting measures with vendors;

•implemented sharing certain costs, such as shipping vessels, helicopter, and personnel with other operators in the region and

•ceased or deferred certain discretionary capital spending.

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

Recent Operational Updates

In September 2019, VAALCO commenced its 2019/2020 drilling campaign. During the remainder of 2019, the Company drilled one development well and one appraisal wellbore, and during the first quarter of 2020, we drilled the remaining development well and appraisal wellbore required under the PSC Extension. In addition, we successfully completed drilling the South East Etame 4H development well and brought the well onto production on March 21, 2020.

On September 30, 2020, we began acquiring and processing new three-dimensional (“3-D”) seismic data. We expect the full field 3-D survey will optimize future drilling locations, provide better imaging of existing satellite and infill locations, as well as identify additional upside opportunities. We project the gross cost of both the acquisition and processing of the seismic survey to be between $12.0 million and $15.0 million, or $4.0 million to $5.0 million, net to VAALCO. We plan to fund the costs with cash on hand and through cash from operations

In September 2020, we implemented a planned full-field shutdown that took five days to complete. With the exception of this planned shutdown, we maintained field integrity and our crude oil production schedule in the third quarter without any operational disruptions or reportable accidents despite the challenges presented by the COVID-19 pandemic.

NYSE Noncompliance Notice

On April 22, 2020, we were notified by the New York Stock Exchange (the “NYSE”) that the average closing price of our common stock over the prior 30 consecutive trading days was below $1.00 per share, which is the minimum average closing price required to maintain listing on the NYSE under Section 802.01C of the NYSE Listed Company Manual. On July 1, 2020, we received notification that we regained full compliance with all NYSE continued listing standards.

ACTIVITIES BY ASSET

Gabon

Offshore – Etame Marin Block

Development and Production

We operate the Etame, Avouma/South Tchibala, Ebouri, Southeast Etame and the North Tchibala fields on behalf of a consortium of four companies. As of September 30, 2020, production operations in the Etame Marin block included ten platform wells, plus three subsea wells across all fields tied back by pipelines to deliver crude oil and associated natural gas through a riser system to allow for delivery, processing, storage and ultimately offloading the crude oil from a leased FPSO anchored to the seabed on the block. We currently have thirteen producing wells. The FPSO has production limitations of approximately 25,000 barrels of oil per day and 30,000 barrels of total fluids per day. During the three months ended September 30, 2020 and 2019, production from the block was 1,500 MBbls (405 MBbls net) and 1,049 MBbls (283 MBbls net), respectively. During the nine months ended September 30, 2020 and 2019, production from the block was approximately 4,987 MBbls (1,347 MBbls net) and 3,448 MBbls (932 MBbls net), respectively, as discussed below in “Results of Operations”.

Equatorial Guinea

VAALCO acquired a 31% working interest in an undeveloped portion of a block (“Block P”) offshore Equatorial Guinea in 2012.  The Equatorial Guinea Ministry of Mines and Hydrocarbons (“EG MMH”) approved our appointment as operator for the Block P interest on November 12, 2019.  The Company acquired an additional working interest of 12% from Atlas Petroleum, thereby increasing its working interest to 43% in 2020, in exchange for a potential future payment of $3.1 million to Atlas Petroleum in the event that there is commercial production from Block P, and the EG MMH has approved this assignment.  On August 27, 2020, the amendment to the production sharing contract to ratify the Company’s increased working interest and appointment as operator was approved by the EG MMH. VAALCO is in commercial discussions with Levene Hydrocarbon Limited (“Levene”) where VAALCO would assign a portion of its working interest in Block P to Levene and Levene would potentially cover all or substantially all of VAALCO’s cost to drill an exploratory well on Block P. Levene and VAALCO have executed a non-binding Memorandum of Understanding regarding these commercial discussions; however, neither have executed any binding agreements and there can be no certainty a transaction will be completed.  Further, approval of the assignment to Levene by the EG MMH must be obtained prior to any transaction being completed. As of September 30, 2020, the Company had $10.0 million recorded for the book value of the undeveloped leasehold costs associated with the Block P license.  VAALCO and its current and potential future joint venture owners are evaluating the timing and budgeting for development and exploration activities under a development and production area in the block, including the approval of a development and production plan.  The Block P production sharing contract provides for a development and production period of 25 years from the date of approval of a development and production plan.

Discontinued Operations - Angola

The Angola segment has been classified as discontinued operations in the condensed consolidated financial statements for all periods presented. See Note 3 to the condensed consolidated financial statements for further discussion.

CAPITAL RESOURCES AND LIQUIDITY

Cash Flows

Our cash flows for the nine months ended September 30, 2020 and 2019 are as follows:

	Nine Months Ended September 30,
	2020	2019	Increase (Decrease) in 2020 over 2019
	(in thousands)
Net cash provided by operating activities before changes in operating assets and liabilities	$22,466	$16,236	$6,230
Net change in operating assets and liabilities	(3,029)	17,488	(20,517)
Net cash provided by continuing operating activities	19,437	33,724	(14,287)
Net cash used in discontinued operating activities	(376)	(4,673)	4,297
Net cash provided by operating activities	19,061	29,051	(9,990)

Net cash used in investing activities	(22,317)	(3,382)	(18,935)
Net cash used in financing activities	(990)	(2,292)	1,302
Net change in cash, cash equivalents and restricted cash	$(4,246)	$23,377	$(27,623)

The $6.2 million increase in net cash provided by our operating activities before changes in operating assets and liabilities for the nine months ended September 30, 2020 compared to the same period of 2019 was mainly due to cash settlements received on matured derivative contracts during the nine months ended September 30, 2020 offset by lower revenue between the 2020 and 2019 periods as discussed below in “Results of Operations”. Net decrease of $20.5 million in operating assets and liabilities for the nine months ended September 30, 2020 compared to the same period of 2019 was primarily related to decreases in accounts payable, accrued liabilities and foreign income taxes receivable/payable. The decrease of $4.2 million in net cash used in discontinued operating activities is primarily due to the settlement reached in the first quarter of 2019 related to our Angola operations. See Note 3 for further details.

Property and equipment expenditures have historically been our most significant use of cash in investing activities. During the nine months ended September 30, 2020, these expenditures on a cash basis were $22.3 million, primarily related to the 2019/2020 drilling campaign and equipment purchases. This compares to $3.4 million, primarily related to equipment purchases, for the nine months ended September 30, 2019. See “Capital Expenditures” below for further discussion.

Net cash used in financing activities during the nine months ended September 30, 2020 included $1.0 million for treasury stock purchases primarily made under the Company’s stock repurchase plan. Net cash used in financing activities during the nine months ended September 30, 2019 included $2.4 million for treasury stock purchases primarily made under the Company’s stock repurchase plan.

Capital Expenditures

During the nine months ended September 30, 2020, we incurred accrual basis capital expenditures of $10.3 million. These expenditures were primarily related to drilling the South East Etame 4P appraisal wellbore and drilling and completing the South East Etame 4H development well. The Consortium (VAALCO together with the other joint venture owners in the Etame Marin block) completed drilling two development wells and two appraisal wellbores required under the terms of the PSC Extension during the 2019/2020 drilling campaign with the last appraisal wellbore being completed in February 2020.

As a result of the current crude oil price environment and the significant economic disruptions caused by COVID-19, we have ceased or deferred a significant amount of discretionary capital spending; however, as discussed in “Recent Operational Updates” above, we began acquiring and processing 3-D seismic data during the fourth quarter of 2020. We expect any capital expenditures made during the remainder of 2020, including with respect to the seismic data acquisition, will be funded by cash on hand and cash flow from operations. We intend to manage any future capital expenditure levels in view of the existing and expected pricing environment. Under the PSC extension, the Consortium was required to complete two technical studies by September 16, 2020, which were completed on a timely basis, and at a cost of $1.5 million gross ($0.5 million, net to VAALCO).

Contractual Obligations

See Notes 10 and 11 to the condensed consolidated financial statements as well as Notes 12 and 13 to our 2019 Form 10-K for discussion of our contractual obligations. There were no other material changes in our contractual obligations during the nine months ended September 30, 2020.

Regulatory and Joint Interest Audits

We are subject to periodic routine audits by various government agencies in Gabon, including audits of our petroleum cost account, customs, taxes and other operational matters, as well as audits by other members of the contractor group under our joint operating agreements. See Note 10 for further discussion.

Capital Resources

Cash on Hand

At September 30, 2020, we had unrestricted cash of $42.0 million. The unrestricted cash balance includes $6.0 million of cash attributable to non-operating joint venture owner advances. As operator of the Etame Marin block in Gabon, we enter into project related activities on behalf of our working interest joint venture owners. We generally obtain advances from the joint venture owners prior to significant funding commitments.

We currently sell our crude oil production from Gabon under a term contract that began in February 2020 and ends in January 2021. Pricing under the contract is based upon an average of Dated Brent in the month of lifting, adjusted by a fixed differential.

Liquidity

In early March 2020, crude oil prices declined significantly ending at approximately $15 per barrel for Brent crude, as of March 31, 2020, as a result of market concerns about the ability of OPEC and Russia to agree on a perceived need to implement further production cuts in response to weaker worldwide demand. While OPEC and Russia were able to reach an agreement to cut production in April 2020, crude oil prices continued to decline below $20 per barrel for Brent crude as a result of the substantial decline in the global demand for crude oil caused by the COVID-19 pandemic and subsequent mitigation efforts. The concerns related to COVID-19 have led to a substantial surplus in the global supply of crude oil, with physical markets showing signs of distress as spot prices were negatively impacted by the lack of available storage capacity. Brent crude prices were approximately $40 per barrel as of September 30, 2020. At September 30, 2020, we did not have commodity derivative instruments in place to mitigate the effects of such price declines. This period of extreme economic disruption and low crude oil prices may have a significant adverse impact on our access to sources of liquidity and financial condition.

Historically, our primary source of liquidity has been cash flows from operations. Despite the lower Brent crude oil prices, based on current expectations, we believe we have sufficient liquidity through our existing cash balances and cash flow from operations to support our other cash requirements through December 2021. We are continuing to evaluate all uses of cash and whether to pursue growth opportunities or preserve our resources in light of ongoing economic conditions. For instance, as discussed above in “Recent Developments”, we have ceased or deferred a significant amount of discretionary capital spending, and we have undertaken certain cost cutting and cost sharing measures. With respect to the acquisition and processing of the seismic survey as discussed above, we estimate the cost to be between $4.0 million to $5.0 million, net to VAALCO. However, the current market environment is highly unpredictable and our future liquidity needs may change suddenly and dramatically.

If we require additional capital funding for capital expenditures, acquisitions or other reasons, we may seek such capital through borrowings under new credit facilities, joint venture partnerships, production payment financings, asset sales, offerings of debt and equity securities or other means. In the current oil price environment, we may experience a substantial decline in our future cash flows and our ability to borrow funds and to obtain additional capital on attractive terms may be severely limited. Further, the availability of capital resources to us on attractive terms may be limited due to the geographic location of our primary producing assets. If we are unable to obtain funds when needed or on acceptable terms or generate sufficient cash from operations, we may be required to severely curtail our operating activities, furlough or lay off employees and take other actions to reduce our operating expenses. In addition, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to maintain our production or replace our reserves.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

Net income for the three months ended September 30, 2020 of $7.6 million, compares to net loss of $3.9 million for the same period of 2019.

	Three Months Ended September 30,
	2020	2019	Increase/(Decrease)
	(in thousands except per bbl information)
Net crude oil sales volume (MBbls)	412	279	133
Average crude oil sales price (per Bbl)	$43.63	$61.26	$(17.63)

Net crude oil revenue	$18,256	$17,603	$653

Operating costs and expenses:
Production expense	8,984	9,836	(852)
Exploration expense	16	—	16
Depreciation, depletion and amortization	2,212	1,509	703
General and administrative expense	2,178	4,738	(2,560)
Bad debt expense	151	54	97
Total operating costs and expenses	13,541	16,137	(2,596)
Other operating income (expense), net	(37)	35	(72)
Operating income	$4,678	$1,501	$3,177

Crude oil and natural gas revenues increased $0.7 million, or approximately 3.7%, during the three months ended September 30, 2020 compared to the same period of 2019. The increase in revenue is attributable to higher volumes as described below partially offset by lower sales prices.

The revenue changes in the three months ended September 30, 2020 compared to the same period in 2019 identified as related to changes in price or volume, are shown in the table below:

(in thousands)
Price	$(7,264)
Volume	8,148
Other	(231)
$653

	Three Months Ended September 30,
	2020	2019
Gabon net crude oil production (MBbls)	405	283
Gabon net crude oil sales (MBbls)	412	279

Average realized crude oil price ($/Bbl)	$43.63	$61.26
Average Dated Brent spot price* ($/Bbl)	42.91	61.95
*Average of daily Dated Brent spot prices posted on the U.S. Energy Information Administration website.

Crude oil sales are a function of the number and size of crude oil liftings in each quarter from the FPSO, and thus, crude oil sales do not always coincide with volumes produced in any given quarter. We made three liftings during each of the three-month periods ended September 30, 2020 and 2019. Our share of crude oil inventory aboard the FPSO, excluding royalty barrels, was approximately 36,299 and 23,000 barrels at September 30, 2020 and 2019, respectively. The average realized price for the three months ended September 30, 2020 reflects the impact from the significant decline in crude oil prices as discussed above in “Recent Developments.” Production volumes for the three months ended September 30, 2020 were higher than the comparable 2019 period primarily due to the new development wells brought onto production.

Production expenses decreased $0.9 million, or approximately 8.7%, in the three months ended September 30, 2020 compared to the same period of 2019. The decrease in expense was primarily related to a lower workover expense during the third quarter of 2020 compared to the third quarter of 2019. On a per barrel basis, production expense, excluding workover expense, for the three months ended September 30, 2020 decreased to $22.21 per barrel from $34.01 per barrel for the three months ended September 30, 2019 primarily as a result of an increase in sales volumes. While we have not experienced any material operational disruptions associated with the current worldwide COVID-19 pandemic we have incurred approximately $0.4 million in higher costs related to the proactive measures taken in response to the pandemic.

Depreciation, depletion and amortization costs increased $0.7 million, or approximately 46.6% due to higher depletable costs associated with new wells brought online during the fourth quarter of 2019 and first quarter of 2020.

General and administrative expenses decreased $2.6 million, or approximately 54.0% in the three months ended September 30, 2020 compared to the same period of 2019. The decrease in expense was primarily related to a $1.5 million decrease in SARs expense. SARs liability awards are measured at fair value. The primary driver of changes in the fair value of these awards is changes in the Company’s stock price. See Note 14 to our condensed consolidated financial statements for further discussion. Professional, legal and accounting and auditing fees were also lower in the three months ended September 30, 2020 compared to the same period of 2019, which included fees related to the Company’s listing on the London Stock Exchange.

Bad debt (recovery) expense was higher between the three months ended September 30, 2020 and 2019 primarily due to bad debt expense associated with the VAT allowance.

Other operating expense, net increased $0.1 million in the three months ended September 30, 2020 compared to the same period of 2019.

Interest income, net for the three months ended September 30, 2020 and 2019 both relate to interest income on cash balances.

Derivative instruments gain, net is attributable to our swaps as discussed in Note 8 to the condensed consolidated financial statements. We did not have in place any derivative instruments to hedge against declining crude oil prices after June 2020. The $2.3 million gain during the three months ended September 30, 2019 was a result of the decrease in the price of Dated Brent crude oil during the period.

Other, net for the three months ended September 30, 2020 and 2019 primarily consists of foreign currency gains (losses) as discussed in Note 1 to the condensed consolidated financial statements.

Income tax expense (benefit) for the three months ended September 30, 2020 was $(2.8) million. This is comprised of $(5.3) million of deferred tax benefit and a current tax expense of $2.5 million. The deferred income tax expense for the three months ended September 30, 2020 included a $5.4 million decrease to the valuation allowances on U.S. and Gabonese deferred tax assets offset by a

$0.1 million deferred tax expense. Income tax expense for the three months ended September 30, 2019, includes $5.1 million of deferred tax expense and a current tax expense of $2.6 million. For both the three months ended September 30, 2020 and 2019, our overall effective tax rate was impacted by non-deductible items associated with operations and deducting foreign taxes rather than crediting them for United States tax purposes.

Income (loss) from discontinued operations for the three months ended September 30, 2020 and 2019 is attributable to our Angola segment as discussed further in Note 3 to the condensed consolidated financial statements. The income (loss) from discontinued operations for the three months ended September 30, 2020 and 2019 was primarily related to Angola administration costs.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

Net loss for the nine months ended September 30, 2020 of $44.6 million, compares to net income of $1.5 million for the same period of 2019. The decrease in operating results for the nine months ended September 30, 2020 compared to the same period in 2019 was primarily due to $30.6 million in impairment of proved crude oil and natural gas properties and a $37.4 million increase in the valuation allowance on deferred tax assets. Also contributing to the decrease were lower revenues as a result of receiving lower crude oil prices partially offset by higher sales volumes. The net income for the nine months ended September 30, 2019 was inclusive of income from discontinued operations of $5.4 million.

million

	Nine Months Ended September 30,
	2020	2019	Increase/(Decrease)
	(in thousands except per bbl information)
Net crude oil sales volume (MBbls)	1,337	933	404
Average crude oil sales price (per Bbl)	$39.90	$65.00	$(25.10)

Net crude oil revenue	$54,619	$62,598	$(7,979)

Operating costs and expenses:
Production expense	30,859	27,874	2,985
Exploration expense	16	—	16
Depreciation, depletion and amortization	8,116	4,971	3,145
Impairment of proved crude oil and natural gas properties	30,625	—	30,625
General and administrative expense	5,951	11,905	(5,954)
Bad debt expense	1,140	30	1,110
Total operating costs and expenses	76,707	44,780	31,927
Other operating expense, net	(883)	(4,401)	3,518
Operating income (loss)	$(22,971)	$13,417	$(36,388)

Crude oil and natural gas revenues decreased $8.0 million, or approximately 12.7%, during the nine months ended September 30, 2020 compared to the same period of 2019. The decrease in revenue is attributable to lower sales prices as described below partially offset by higher volumes.

The revenue changes in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, identified as related to changes in price or volume, are shown in the table below:

(in thousands)
Price	$(33,559)
Volume	26,260
Other	(680)
$(7,979)

	Nine Months Ended September 30,
	2020	2019
Gabon net crude oil production (MBbls)	1,347	932
Gabon net crude oil sales (MBbls)	1,337	933

Average realized crude oil price ($/Bbl)	$39.90	$65.00
Average Dated Brent spot price* ($/Bbl)	41.15	64.65
*Average of daily Dated Brent spot prices posted on the U.S. Energy Information Administration website.

Crude oil sales are a function of the number and size of crude oil liftings in each quarter from the FPSO, and thus, crude oil sales do not always coincide with volumes produced in any given quarter. We made nine and ten liftings during the nine months ended September 30, 2020 and 2019, respectively. Our share of crude oil inventory aboard the FPSO, excluding royalty barrels, was approximately 36,299 and 23,000 barrels at September 30, 2020 and 2019, respectively. The average realized price for the nine months ended September 30, 2020 reflects the impact from the significant decline in crude oil prices as discussed above in “Recent Developments.” Production volumes for the nine months ended September 30, 2020 were higher than the comparable 2019 period primarily due to the new development wells brought onto production.

Production expenses increased $3.0 million, or approximately 10.7%, in the nine months ended September 30, 2020 compared to the same period of 2019. The increase in expense was primarily related to higher workover expense of $2.2 million during the nine months ended September 30, 2020 related to two workovers and to a lesser extent higher FPSO and personnel costs in 2020 compared to 2019. On a per barrel basis, production expense, excluding workover expense, for the nine months ended September 30, 2020 decreased to $21.10 per barrel from $29.36 per barrel for the nine months ended September 30, 2019 primarily as a result of an increase in sales volumes. While we have not experienced any material operational disruptions associated with the current worldwide COVID-19 pandemic, we have incurred approximately $1.2 million in higher costs related to the proactive measures taken in response to the pandemic.

Depreciation, depletion and amortization costs increased $3.1 million, or approximately 63.3% due to higher depletable costs associated with new wells brought online during the fourth quarter of 2019 and first quarter of 2020.

Impairment of proved crude oil and natural gas properties for the nine months ended September 30, 2020 of $30.6 million was the result of declining forecasted crude oil prices. See Note 7 for further discussion.

General and administrative expenses decreased $6.0 million, or approximately 50.0% in the nine months ended September 30, 2020 compared to the same period of 2019. The decrease in expense was primarily related to a $4.6 million decrease in SARs expense and $0.3 million decrease in stock-based compensation from equity awards. SARs liability awards are measured at fair value. The primary driver of changes in the fair value of these awards is changes in the Company’s stock price. Professional fees were also lower in the nine months ended September 30, 2020 compared to the same period in 2019, which included 2019 legal fees related to the Company’s listing on the London Stock Exchange. See Note 14 to our condensed consolidated financial statements for further discussion.

Bad debt (recovery) expense was higher between the nine months ended September 30, 2020 and 2019 primarily due to bad debt expense associated with the VAT allowance.

Other operating expense, net decreased $3.5 million in the nine months ended September 30, 2020 compared to the same period of 2019. The decrease in expense was primarily related to a $4.4 million charge that was recorded during the second quarter of 2019 for an agreement in principle to resolve a legacy issue related to findings from Etame joint ventures owners’ audits for the periods from 2007 through 2016.

Interest income (expense), net for the nine months ended September 30, 2020 and 2019 both relate to interest income on cash balances.

Derivative instruments gain, net is attributable to our swaps as discussed in Note 8 to the condensed consolidated financial statements. The $6.6 million gain for the nine months ended September 30, 2020 is a result of the decrease in the price of Dated Brent crude oil during the nine months ended September 30, 2020 as compared to lower decrease in the price of Dated Brent crude oil that resulted in a $2.3 million gain during the comparable prior year period. Our derivative instruments only covered a portion of our production through June 2020. We do not have in place any derivative instruments to hedge against declining crude oil prices.

Other, net for the nine months ended September 30, 2020 and 2019 primarily consists of foreign currency gains (losses) as discussed in Note 1 to the condensed consolidated financial statements.

Income tax expense for the nine months ended September 30, 2020 was $28.5 million. This is comprised of $27.0 million of deferred tax expense and a current tax expense of $1.5 million. The deferred income tax expense for the nine months ended September 30, 2020 included a $37.4 million charge to increase the valuation allowances on U.S. and Gabonese deferred tax assets offset by a $(10.5) million deferred tax benefit. The current tax expense of $1.5 million includes a $3.8 million favorable crude oil price adjustment as a result of the change in value of the government’s allocation between the time it was produced and the time it was taken in-kind. After excluding the impact, current income taxes were $5.3 million for the period. Income tax expense for the nine months ended September 30, 2019, includes $12.7 million of deferred tax expense and a current tax provision of $6.9 million. The deferred income tax expense for the nine months ended September 30, 2019 included a $4.8 million charge to increase the valuation allowances on U.S. deferred tax assets due to a decrease in future estimated taxable earnings primarily as a result of lower crude oil prices. For the nine months ended September 30, 2019, our overall effective tax rate was impacted by non-deductible items associated with operations and deducting foreign taxes rather than crediting them for United States tax purposes. Additionally, the $4.4 million charge for settlement of joint venture owners’ audits that was recorded during second quarter 2019 was treated as discrete to the quarter and for which only an income tax benefit at the U.S. tax rate of 21% was provided.

Gain (loss) from discontinued operations for the nine months ended September 30, 2020 and 2019 is attributable to our Angola segment as discussed further in Note 3 to the condensed consolidated financial statements. The gain from discontinued operations for the nine months ended September 30, 2019 was related to recording a $5.7 million after-tax gain on the finalized Angola settlement as discussed in Note 3 to the condensed consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are exposed to market risk, including the effects of adverse changes in commodity prices, foreign exchange rates and interest rates as described below.

Foreign Exchange Risk

Our results of operations and financial condition are affected by currency exchange rates. While crude oil sales are denominated in U.S. dollars, portions of our costs in Gabon are denominated in the local currency (the “Central African CFA Franc”, or “XAF”), and our VAT receivable as well as certain liabilities in Gabon are also denominated in XAF. A weakening U.S. dollar will have the effect of increasing costs while a strengthening U.S. dollar will have the effect of reducing costs. For our VAT receivable in Gabon, a strengthening U.S. dollar will have the effect of decreasing the value of this receivable resulting in foreign exchange losses, and vice versa. The Gabon local currency is tied to the Euro. The exchange rate between the Euro and the U.S. dollar has historically fluctuated in response to international political conditions, general economic conditions and other factors beyond our control. As of September 30, 2020, we had net monetary assets of $6.8 million (XAF 3,800 million) (net to VAALCO) denominated in XAF. A 10% weakening of the CFA Franc relative to the U.S. dollar would have a $0.6 million reduction in the value of these net assets. For the three and nine months ended September 30, 2020, we had expenditures of approximately $2.9 million and $8.8 million, respectively, (net to VAALCO), denominated in XAF.

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

Sustained low crude oil prices could have a material adverse effect on our financial condition, the carrying value of our proved reserves, our undeveloped leasehold interests and our ability to borrow funds and to obtain additional capital on attractive terms. If crude oil sales were to remain constant at the most recent quarterly sales volumes of 412 MBbls, a $5 per Bbl decrease in crude oil price would be expected to cause a $2.1 million decrease per quarter ($8.4 million annualized) in revenues and operating income and a $1.9 million decrease per quarter ($7.5 million annualized) in net income.

As of September 30, 2020, we did not have any crude oil swaps outstanding. In the past, we have used derivative instruments as an economic hedge against declines in crude oil prices; however, such instruments were not designated as hedges for accounting purposes. Our derivative instruments only covered a portion of our production through June 2020 and have expired.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The evaluation was performed with the participation of senior management, under the supervision of the principal executive officer and principal financial officer. Based on their evaluation as of September 30, 2020, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The internal control environment was impacted by the stay-at-home requirements for our Houston and Gabon staff which began in mid-March and continues through the date of this report. While modifications were made to the manner in which controls were performed, these changes did not have a material effect on our internal control over financial reporting, and there were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS

We are subject to litigation claims and governmental and regulatory proceedings arising in the ordinary course of business.  It is management’s opinion that all claims and litigation we are currently involved in are not material to our business.

 ITEM 1A.  RISK FACTORS

Our business faces many risks. Any of the risks discussed elsewhere in this Quarterly Report on Form 10-Q and our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.

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

After terminating its membership with OPEC in 1995, Gabon rejoined OPEC as a full member in July 2016. Historically and from time to time, members of OPEC have entered into agreements to reduce worldwide production of crude oil, including the agreement among OPEC member countries and other leading allied producing countries (collectively, “OPEC+”) reached in April 2020 to reduce the gap between excess supply and demand in an effort to stabilize the international oil market. Gabon has undertaken measures to comply with such OPEC+ production quota agreement. As a result, the Minister of Hydrocarbons in Gabon has requested that we reduce our production through December 2020 in compliance with the OPEC+ mandate, and we have taken measures to reduce our production. A reduction in VAALCO’s crude oil production or export activities for a substantial period could materially and adversely affect our revenues, cash flow and results of operations.

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

A combination of factors, including a substantial decline in global demand for crude oil caused by the COVID-19 pandemic and subsequent mitigation efforts, as well as market concerns about the ability of OPEC+ to agree on a perceived need to implement production cuts in response to weaker worldwide demand, caused an unprecedented decline in crude oil and natural gas prices during the first six months of 2020. Although crude oil prices increased to approximately $40 per barrel for Brent crude as of September 30, 2020, adverse economic effects caused by the COVID-19 pandemic, as well as the various other factors described above, could result in additional price declines.

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

ITEM 6.  EXHIBITS

(a) Exhibits

3.1	Certificate of Incorporation as amended through May 7, 2014 (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on November 10, 2014 and incorporated herein by reference).
3.2	Third Amended and Restated Bylaws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 4, 2020 and incorporated herein by reference).
31.1(a)	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.
31.2(a)	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.
32.1(b)	Sarbanes-Oxley Section 906 certification of Principal Executive Officer.
32.2(b)	Sarbanes-Oxley Section 906 certification of Principal Financial Officer.
101.INS(a)	Inline XBRL Instance Document.
101.SCH(a)	Inline XBRL Taxonomy Schema Document.
101.CAL(a)	Inline XBRL Calculation Linkbase Document.
101.DEF(a)	Inline XBRL Definition Linkbase Document.
101.LAB(a)	Inline XBRL Label Linkbase Document.
101.PRE(a)	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).

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

Dated: November 5, 2020