Form 10-Q
period 2021-03-31
VAALCO ENERGY INC /DE/
filed 2021-05-12
CIK 894627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________________

FORM 10-Q

________________________________

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company Emerging growth company	☒ ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).        Yes  ☐    No   ☒

As of April 30, 2021, there were outstanding 57,930,563 shares of common stock, $0.10 par value per share, of the registrant.

VAALCO ENERGY, INC. AND SUBSIDIARIES

Unless the context otherwise indicates, references to “VAALCO,” “the Company”, “we,” “our,” or “us” in this Quarterly Report on Form 10-Q are references to VAALCO Energy, Inc., including its wholly-owned subsidiaries.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	As of March 31, 2021	As of December 31, 2020
ASSETS	(in thousands)
Current assets:
Cash and cash equivalents	$19,251	$47,853
Restricted cash	82	86
Receivables:
Trade	23,803	—
Accounts with joint venture owners, net of allowance of $0.0 million in both periods presented	152	3,587
Other	29	4,331
Crude oil inventory	820	3,906
Prepayments and other	5,175	4,215
Total current assets	49,312	63,978

Crude oil and natural gas properties, equipment and other - successful efforts method, net	78,192	37,036
Other noncurrent assets:
Restricted cash	1,752	925
Value added tax and other receivables, net of allowance of $5.1 million and $2.3 million, respectively	5,565	4,271
Right of use operating lease assets	19,454	22,569
Abandonment funding	22,862	12,453
Total assets	$177,137	$141,232
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,121	$16,690
Accounts with joint venture owners	1,721	4,945
Accrued liabilities and other	33,777	17,184
Operating lease liabilities - current portion	13,088	12,890
Foreign income taxes payable	6,384	860
Current liabilities - discontinued operations	13	7
Total current liabilities	65,104	52,576
Asset retirement obligations	32,196	17,334
Operating lease liabilities - net of current portion	6,361	9,671
Deferred tax liabilities	1,809	—
Other long-term liabilities	73	193
Total liabilities	105,543	79,774
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, $25 par value; 500,000 shares authorized, none issued	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized, 68,328,224 and 67,897,530 shares issued, 57,806,504 and 57,531,154 shares outstanding, respectively	6,833	6,790
Additional paid-in capital	75,064	74,437
Less treasury stock, 10,521,720 and 10,366,376 shares, respectively, at cost	(42,824)	(42,421)
Retained earnings	32,521	22,652
Total shareholders' equity	71,594	61,458
Total liabilities and shareholders' equity	$177,137	$141,232

See notes to condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2021	2020
	(in thousands, except per share amounts)
Revenues:
Crude oil and natural gas sales	$39,774	$18,389
Operating costs and expenses:
Production expense	16,133	9,749
Exploration expense	142	—
Depreciation, depletion and amortization	4,148	3,103
Impairment of proved crude oil and natural gas properties	—	30,625
General and administrative expense	4,547	754
Bad debt expense and other	101	810
Total operating costs and expenses	25,071	45,041
Other operating expense, net	(360)	(31)
Operating income (loss)	14,343	(26,683)
Other income (expense):
Derivative instruments gain (loss), net	(5,954)	7,339
Interest income, net	5	116
Other, net	4,580	(31)
Total other income (expense), net	(1,369)	7,424
Income (loss) from continuing operations before income taxes	12,974	(19,259)
Income tax expense	3,086	33,478
Income (loss) from continuing operations	9,888	(52,737)
Loss from discontinued operations, net of tax	(19)	(63)
Net income (loss)	$9,869	$(52,800)

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.17	$(0.91)
Loss from discontinued operations, net of tax	0.00	0.00
Net income (loss) per share	$0.17	$(0.91)
Basic weighted average shares outstanding	57,636	57,975
Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.17	$(0.91)
Loss from discontinued operations, net of tax	0.00	0.00
Net income (loss) per share	$0.17	$(0.91)
Diluted weighted average shares outstanding	58,461	57,975

See notes to condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Common Shares Issued	Treasury Shares	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total
	(in thousands)
Balance at January 1, 2021	67,897	(10,366)	$6,790	$74,437	$(42,421)	$22,652	$61,458
Shares issued - stock-based compensation	431	(155)	43	304	—	—	347
Stock-based compensation expense	—	—	—	323	—	—	323
Treasury stock	—	—	—	—	(403)	—	(403)
Net income	—	—	—	—	—	9,869	9,869
Balance at March 31, 2021	68,328	(10,521)	$6,833	$75,064	$(42,824)	$32,521	$71,594

	Common Shares Issued	Treasury Shares	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total
	(in thousands)
Balance at January 1, 2020	67,674	(9,649)	$6,767	$73,549	$(41,429)	$70,833	$109,720
Shares issued - stock-based compensation	125	—	13	(13)	—	—	—
Stock-based compensation expense	—	—	—	145	—	—	145
Treasury stock	—	(517)	—	—	(652)	—	(652)
Net loss	—	—	—	—	—	(52,800)	(52,800)
Balance at March 31, 2020	67,799	(10,166)	$6,780	$73,681	$(42,081)	$18,033	$56,413

See notes to condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2021	2020
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,869	$(52,800)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations	19	63
Depreciation, depletion and amortization	4,148	3,103
Bargain purchase gain	(7,651)	—
Impairment of proved crude oil and natural gas properties	—	30,625
Other amortization	—	60
Deferred taxes	1,809	35,638
Unrealized foreign exchange gain	(400)	(22)
Stock-based compensation	1,559	(2,569)
Cash settlements paid on exercised stock appreciation rights	(852)	—
Derivative instruments (gain) loss, net	5,954	(7,339)
Cash settlements received (paid) on matured derivative contracts, net	(1,710)	718
Bad debt expense and other	101	810
Other operating loss, net	360	31
Operational expenses associated with equipment and other	247	578
Change in operating assets and liabilities:
Trade receivables	(12,647)	14,335
Accounts with joint venture owners	275	13,812
Other receivables	(53)	(755)
Crude oil inventory	5,795	(2,793)
Prepayments and other	(3,240)	(993)
Value added tax and other receivables	(149)	(370)
Accounts payable	(6,627)	(1,130)
Foreign income taxes receivable/payable	5,524	(1,284)
Accrued liabilities and other	(576)	(2,073)
Net cash provided by continuing operating activities	1,755	27,645
Net cash used in discontinued operating activities	(13)	(18)
Net cash provided by operating activities	1,742	27,627
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(1,198)	(11,980)
Acquisition of crude oil and natural gas properties	(17,858)	—
Net cash used in continuing investing activities	(19,056)	(11,980)
Net cash used in discontinued investing activities	—	—
Net cash used in investing activities	(19,056)	(11,980)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuances of common stock	347	—
Treasury shares	(403)	(652)
Net cash used in continuing financing activities	(56)	(652)
Net cash used in discontinued financing activities	—	—
Net cash used in financing activities	(56)	(652)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(17,370)	14,995
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	61,317	59,124
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$43,947	$74,119

See notes to condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTAL DISCLOSURES (Unaudited)

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment additions incurred but not paid at end of period	$3,137	$10,991
Asset retirement obligations	$—	$359

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

These condensed consolidated financial statements have been prepared in accordance with rules of the Securities and Exchange Commission (“SEC”) and do not include all the information and disclosures required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. They should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which includes a summary of the significant accounting policies.

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

In response to the oversupply of crude oil, global crude oil producers, including the Organization of Petroleum Exporting Countries and other oil producing nations (“OPEC+”), reached agreement in April 2020 to cut crude oil production. Further, in connection with the OPEC+ agreement, the Minister of Hydrocarbons in Gabon requested that the Company reduce its production. In response to such request from the Minister of Hydrocarbons, beginning in July 2020 and continuing through June 30, 2021, the Company has temporarily reduced production from the Etame Marin block.

The Company considered the impact of the COVID-19 pandemic and the substantial decline in crude oil prices on the assumptions and estimates used for preparation of the financial statements. As a result, the Company recognized a number of material charges during the three months ended March 31, 2020, including impairments to its capitalized costs for proved crude oil and natural gas properties and valuation allowances on its deferred tax assets. These are discussed further in the following notes. Crude oil prices improved by March 31, 2021, and therefore no additional charges or impairments were required in the three months ended March 31, 2021. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak may have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to complete future drilling campaigns and other efforts required to advance the development of its crude oil and natural gas properties.

Restricted cash and abandonment funding – Restricted cash includes cash that is contractually restricted. Restricted cash is classified as a current or non-current asset based on its designated purpose and time duration. Current amounts in restricted cash at March 31, 2021 and 2020 each include an escrow amount representing bank guarantees for customs clearance in Gabon. Long- term amounts at March 31, 2021 and 2020 include a charter payment escrow for the floating, production, storage and offloading vessel (“FPSO”) offshore Gabon as discussed in Note 10. The Company invests restricted and excess cash in readily redeemable money market funds.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	As of March 31,
	2021	2020
	(in thousands)
Cash and cash equivalents	$19,251	$60,973
Restricted cash - current	82	994
Restricted cash - non-current	1,752	925
Abandonment funding	22,862	11,227
Total cash, cash equivalents and restricted cash	$43,947	$74,119

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

On February 28, 2019, the Gabonese branch of an international commercial bank holding the abandonment funds in a U.S. dollar denominated account advised that the bank regulator required transfer of the funds to the Central Bank (“Central Bank”) for the Economic and Monetary Community of Central Africa (“CEMAC”), of which Gabon is one of the six member states, for conversion to local currency with a credit back to the Gabonese branch in local currency. The Company’s production sharing contract related to the Etame Marin block located offshore Gabon (“Etame Marin block PSC”) provides that these payments must be denominated in U.S. dollars. The new CEMAC foreign currency regulations provide for the establishment of a U.S. dollar account with the Central Bank. Although we requested establishment of such account, the Central Bank did not comply with our requests until February 2021. As a result, we were not able to make the annual abandonment funding payment in 2019 and 2020. In February 2021, the Central Bank authorized the Company to apply for a USD escrow account for the Abandonment Fund at Citibank Gabon. The Company is working with Citibank to complete the documentation requires for the account. Amendment No. 5 to the Etame Marin block PSC also provides that in the event that the Gabonese bank fails for any reason to reimburse all of the principal and interest due, the Company and other joint interest owners shall no longer be held liable for the resulting shortfall in funding the obligation to remediate the sites.

Accounts Receivable and Allowance for Doubtful Accounts – The Company’s accounts receivable results from sales of crude oil production and joint interest billings to its joint interest owners for their share of expenses on joint venture projects for which the Company is the operator, as well as from the government of Gabon for reimbursable Value-Added Tax (“VAT”). Collection efforts, including remedies provided for in the contracts, are pursued to collect overdue amounts owed to the Company. Portions of the Company’s costs in Gabon (including the Company’s VAT receivable) are denominated in the local currency of Gabon, the Central African CFA Franc (“XAF”). Most of these receivables have payment terms of 30 days or less. The Company monitors the creditworthiness of the counterparties, and it has obtained credit enhancements from some parties in the form of parental guarantees or letters of credit. Joint owner receivables are secured through cash calls and other mechanisms for collection under the terms of the joint operating agreements.

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

As of March 31, 2021, the outstanding VAT receivable balance, excluding the allowance for bad debt, was approximately $12.9 million ($8.8 million, net to VAALCO). As of March 31, 2021, the exchange rate was XAF 559.3 = $1.00. As of December 31, 2020, the exchange rate was XAF 534.8 = $1.00. The receivable amount, net of allowances, is reported as a non-current asset in the “Value added tax and other receivables” line item in the condensed consolidated balance sheets. Because both the VAT receivable and the related allowances are denominated in XAF, the exchange rate revaluation of these balances into U.S. dollars at the end of each reporting period also has an impact on the Company’s results of operations. Such foreign currency gains (losses) are reported separately in the “Other, net” line item of the condensed consolidated statements of operations.

The following table provides a roll forward of the aggregate allowance for bad debt:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Allowance for bad debt
Balance at beginning of period	$(2,273)	$(1,508)
Bad debt charge	(101)	(810)
Adjustment associated with reversal of allowance on Mutamba receivable	—	593
Adjustment associated with Sasol Acquisition	(2,879)	—
Foreign currency gain (loss)	161	—
Balance at end of period	$(5,092)	$(1,725)

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

For restricted stock, the grant date fair value is determined using the market value of the common stock on the date of grant.

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

Fair value of financial instruments – The Company’s assets and liabilities include financial instruments such as cash and cash equivalents, restricted cash, accounts receivable, derivative assets, accounts payable, SARs and guarantees. As discussed above, derivative assets and liabilities are measured and reported at fair value each period with changes in fair value recognized in net income. With respect to the Company’s other financial instruments included in current assets and liabilities, the carrying value of each financial instrument approximates fair value primarily due to the short-term maturity of these instruments. There were no transfers between levels for the three months ended March 31, 2021 and 2020.

		As of March 31, 2021
	Balance Sheet Line	Level 1	Level 2	Level 3	Total
		(in thousands)
Liabilities
SARs liability	Accrued liabilities	$—	$2,792	$—	$2,792
Derivative liability - crude oil swaps	Accrued liabilities	—	4,244	—	4,244
Contingent payment	Accrued liabilities	—	5,000	—	5,000
SARs liability	Other long-term liabilities	—	73	—	73
		$—	$12,109	$—	$12,109

		As of December 31, 2020
	Balance Sheet Line	Level 1	Level 2	Level 3	Total
		(in thousands)
Liabilities
SARs liability	Accrued liabilities	$—	$2,289	$—	$2,289
SARs liability	Other long-term liabilities	—	193	—	193
		$—	$2,482	$—	$2,482

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

Purchase Accounting – On February 25, 2021, VAALCO Gabon S.A., a wholly owned subsidiary of the Company, completed the acquisition of Sasol Gabon S.A.’s (“Sasol’s”) 27.8% working interest in the Etame Marin block offshore Gabon pursuant to the sale and purchase agreement (“SPA”) dated November 17, 2020 (the “Sasol Acquisition”). See Note 3 for further discussion. The Company made various assumptions in determining the fair values of acquired assets and liabilities assumed. In order to allocate the purchase price, the Company developed fair value models with the assistance of outside consultants. These fair value models were used to determine the fair value associated with the reserve applied discounted cash flows to expected future operating results, considering expected growth rates, development opportunities, and future pricing assumptions. The fair value of working capital assets acquired and liabilities assumed were transferred at book value, which approximates fair value due to the short-term nature of the assets and liabilities. The fair value of the fixed assets acquired was based on estimates of replacement costs and the fair value of liabilities assumed was based on their expected future cash outflows. As a result of comparing the purchase price to the fair value of the assets acquired and liabilities assumed a $7.7 million bargain purchase gain was recognized. A bargain purchase gain of $5.5 million is included in “Other, net” under “Other income (expense)” in the Company’s condensed consolidated statement of operations. An income tax benefit of $2.2 million, related to the bargain purchase gain, is also included in the condensed consolidated statement of operations. The reason for the bargain purchase gain is mainly due to the lower oil price outlook used when the SPA was signed on November 17, 2020, and the higher oil price outlook on the closing date, February 25, 2021, when the fair value of the reserves associated with the Sasol Acquisition were determined.

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

Income taxes – The Company’s tax provision is based on expected taxable income, statutory rates and tax planning opportunities available to the Company in the various jurisdictions in which the Company operates. The determination and evaluation of the Company’s tax provision and tax positions involves the interpretation of the tax laws in the various jurisdictions in which the Company operates and requires significant judgment and the use of estimates and assumptions regarding significant future events such as the amount, timing and character of income, deductions and tax credits. Changes in tax laws, regulations, agreements and tax treaties or the Company’s level of operations or profitability in each jurisdiction impact the Company’s tax liability in any given year. The Company also operates in foreign jurisdictions where the tax laws relating to the crude oil and natural gas industry are open to interpretation, which could potentially result in tax authorities asserting additional tax liabilities. While the Company’s income tax provision (benefit) is based on the best information available at the time, a number of years may elapse before the ultimate tax liabilities in the various jurisdictions are determined. We also record as income tax expense the increase or decrease in the value of the government of Gabon’s allocation of Profit Oil, which results due to change in value from the time the allocation is originally produced to the time the allocation is actually lifted.

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

In certain jurisdictions, the Company may deem the likelihood of realizing deferred tax assets as remote where the Company expects that, due to the structure of operations and applicable law, the operations in such jurisdictions will not give rise to future tax consequences. For such jurisdictions, the Company has not recognized deferred tax assets. Should the Company’s expectations change regarding the expected future tax consequences, it may be required to record additional deferred taxes that could have a material effect on the Company’s financial position and results of operations. See Note 15 for further discussion.

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

2.  NEW ACCOUNTING STANDARDS

Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) related to the calculation of credit losses on financial instruments. All financial instruments not accounted for at fair value will be impacted, including the Company’s trade and joint venture owners’ receivables. Allowances are to be measured using a current expected credit loss (“CECL”) model as of the reporting date that is based on historical experience, current conditions and reasonable and supportable forecasts. This is significantly different from the current model that increases the allowance when losses are probable. Initially, ASU 2016-13 was effective for all public companies for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years and will be applied with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective.  The FASB subsequently issued ASU No. 2019-04 (“ASU 2019-04”): Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives, and Topic 825, Financial Instruments and ASU No. 2019-05 (“ASU 2019-05”): Financial Instruments-Credit Losses (Topic 326) - Targeted Transition Relief. ASU 2019-04 and ASU 2019-05 provide certain codification improvements related to implementation of ASU 2016-13 and targeted transition relief consisting of an option to irrevocably elect the fair value option for eligible instruments.  In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates. This amendment deferred the effective date of ASU No. 2016-13 from January 1, 2020 to January 1, 2023 for calendar year end smaller reporting companies, which includes the Company.  The Company plans to defer the implementation of ASU 2016-13, and related updates, until January 2023.

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

3. ACQUISITIONS AND DISPOSITIONS

Acquisition of Sasol Gabon S.A.’s Interest in Etame

On February 25, 2021, VAALCO Gabon S.A. completed the acquisition of Sasol’s 27.8% working interest in the Etame Marin block offshore Gabon pursuant to the SPA. The effective date of the transaction was July 1, 2020. Prior to the Sasol Acquisition, the Company owned and operated a 31.1% working interest in Etame. The Sasol Acquisition increased the Company’s working interest to 58.8%, almost doubling the Company’s total production and reserves. As a result of the Sasol Acquisition, the net portion of production and costs relating to the Company’s Etame operations increased from 31.1% to 58.8%. Reserves, production and financial results for the interests acquired in the Sasol Acquisition have been included in VAALCO’s results for periods after February 25, 2021.

The following amounts represent the preliminary allocation of the purchase price to the assets acquired and liabilities assumed in the Sasol Acquisition. The final determination of fair value for certain assets and liabilities will be completed as soon as the information necessary to complete the analysis is obtained. These amounts will be finalized as soon as possible, but no later than one year from the date of the acquisition. The final determination of fair value for certain assets and liabilities (VAT and accrued liabilities) could differ materially from the amounts set forth below

February 25, 2021
(in thousands)
Purchase Consideration
Cash	$33,959
Fair value of contingent consideration	4,647
Total purchase consideration	$38,606

February 25, 2021
(in thousands)
Assets acquired:
Wells, platforms and other production facilities	$37,176
Equipment and other	5,568
Value added tax and other receivables	1,234
Abandonment funding	11,781
Accounts receivable - trade	11,220
Other current assets	3,963
Liabilities assumed:
Asset retirement obligations	(14,564)
Accrued liabilities and other	(10,122)
Bargain purchase gain	(7,650)
Total purchase price	$38,606

All assets and liabilities associated with Sasol’s interest in Etame Marin block, including crude oil and natural gas properties, asset retirement obligations and working capital items, were recorded at their fair value. The Company used estimated future crude oil prices as of the closing date, February 25, 2021, to apply to the estimated reserve quantities acquired and market participant assumptions to the estimated future operating and development costs to arrive at the estimates of future net revenues. The future net revenues were discounted using the Company’s weighted average cost of capital to determine the fair value at closing. The valuations to derive the purchase price included the use of both proved and unproved categories of reserves, expectation for timing and amount of future development and operating costs, projections of future rates of production, expected recovery rates, and risk adjusted discount rates. Other significant estimates were used by the Company to determine the fair value of assets acquired and liabilities assumed. The Company has one year from the date of closing to record purchase price adjustments as a result of changes in such estimates. As a result of comparing the purchase price to the fair value of the assets acquired and liabilities assumed a $7.7 million bargain purchase gain was recognized. A bargain purchase gain of $5.5 million is included in “Other, net” under “Other income (expense)” in the condensed consolidated statements of operations. An income tax benefit of $2.2 million, related to the bargain purchase gain, is also included in the condensed consolidated statements of operations. The bargain purchase gain is primarily attributable to the increase in crude oil price forecasts from the date the SPA was signed, November 17, 2020, to the closing date, February 25, 2021, when the fair value of the reserves associated with the Sasol Acquisition were determined.

The impact of the Sasol Acquisition was an increase to “Total revenues” in the condensed consolidated statement of operations of $9.4 million for the three months ended March 31, 2021 and a $1.2 million increase to “Net income” in the condensed consolidated statements of operations for the three months ended March 31, 2021.

The unaudited pro forma results presented below have been prepared to give the effect to the Sasol Acquisition discussed above on the Company’s results of operations for the three months ended March 31, 2021 and 2020, as if the Sasol Acquisition had been consummated on January 1, 2020. The unaudited pro forma results do not purport to represent what the Company’s actual results of operations would have been if the Sasol Acquisition had been completed on such date or to project the Company’s results of operations for any future date or period.

	Three Months Ended March 31,
	2021		2020
	(in thousands)
Pro forma (unaudited)
Crude oil and natural gas sales	$57,547		$34,820
Operating income (loss)	25,025		(21,501)
Net income (loss)	11,736	(a)	(47,155)	(b)

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.20		$(0.81)
Loss from discontinued operations, net of tax	0.00		0.00
Net income (loss) per share	$0.20		$(0.81)
Basic weighted average shares outstanding	57,636		57,975
Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.20		$(0.81)
Loss from discontinued operations, net of tax	0.00		0.00
Net income (loss) per share	$0.20		$(0.81)
Diluted weighted average shares outstanding	58,461		57,975

________________

(a)The pro forma net loss for the three months ended March 31, 2021 excludes nonrecurring pro forma adjustments directly attributable to the Sasol Acquisition, consisting of a bargain purchase gain of $7.7 million and transaction costs of $1.0 million.

(b)The pro forma net loss for the three months ended March 31, 2020 includes nonrecurring pro forma adjustments directly attributable to the Sasol Acquisition, consisting of a bargain purchase gain of $7.7 million and transaction costs of $1.0 million.

Under the terms of the SPA, a contingent payment of $5.0 million is payable to Sasol should the average Dated Brent price over a consecutive 90-day period from July 1, 2020 to June 30, 2022 exceed $60.00 per barrel. Included in the purchase consideration was the fair value, at closing, of the contingent payment due to Sasol. As of March 31, 2021, the Company estimated the liability associated with this payment to be $5.0 million and recorded the difference between the initial fair value and the fair value at March 31, 2021 as additional expense included in “Other operating expense, net” in the condensed consolidated statements of operations. On April 29, 2021, the conditions related to the contingent payment were met and the Company paid the $5.0 million contingent amount to Sasol in accordance with the terms of the SPA.

Discontinued Operations - Angola

In November 2006, the Company signed a production sharing contract for Block 5 offshore Angola (“Block 5 PSA”). The Company’s working interest was 40%, and the Company carried Sonangol P&P, for 10% of the work program. On September 30, 2016, the Company notified Sonangol P&P that it was withdrawing from the joint operating agreement effective October 31, 2016. On November 30, 2016, the Company notified the national concessionaire, Sonangol E.P., that it was withdrawing from the Block 5 PSA and reduced its activities in Angola. As a result of this strategic shift, the Company classified all the related assets and liabilities as those of discontinued operations in the condensed consolidated balance sheets. The operating results of the Angola segment have been classified as discontinued operations for all periods presented in the Company’s condensed consolidated statements of operations. The Company segregated the cash flows attributable to the Angola segment from the cash flows from continuing operations for all periods presented in the Company’s condensed consolidated statements of cash flows. During three months ended March 31, 2021 and 2020, the Angola segment did not have a material impact on the Company’s financial position, results of operations, cash flows and related disclosures.

4. SEGMENT INFORMATION

The Company’s operations are based in Gabon and the Company has an undeveloped block in Equatorial Guinea. Each of the Company’s two reportable operating segments is organized and managed based upon geographic location. The Company’s Chief Executive Officer, who is the chief operating decision maker, and management review and evaluate the operation of each geographic segment separately, primarily based on operating income (loss). The operations of all segments include exploration for and production of hydrocarbons where commercial reserves have been found and developed. Revenues are based on the location of hydrocarbon production. Corporate and other is primarily corporate and operations support costs that are not allocated to the reportable operating segments.

Segment activity of continuing operations for the three months ended March 31, 2021 and 2020 as well as long-lived assets and segment assets at March 31, 2021 and December 31, 2020 are as follows:

	Three Months Ended March 31, 2021
(in thousands)	Gabon	Equatorial Guinea	Corporate and Other	Total
Revenues-crude oil and natural gas sales	$39,774	$—	$—	$39,774
Depreciation, depletion and amortization	4,121	—	27	4,148
Operating income (loss)	18,680	(132)	(4,205)	14,343
Derivative instruments gain, net	—	—	(5,954)	(5,954)
Other, net	7,681	(2)	(3,099)	4,580
Income tax expense (benefit)	5,239	1	(2,154)	3,086
Additions to crude oil and natural gas properties and equipment – accrual	2,515	—	—	2,515

	Three Months Ended March 31, 2020
(in thousands)	Gabon	Equatorial Guinea	Corporate and Other	Total
Revenues-crude oil and natural gas sales	$18,389	$—	$—	$18,389
Depreciation, depletion and amortization	3,072	—	31	3,103
Impairment of proved crude oil and natural gas properties	30,625	—	—	30,625
Bad debt expense and other	810	—	—	810
Operating loss	(26,283)	(125)	(275)	(26,683)
Derivative instruments loss, net	—	—	7,339	7,339
Income tax expense	22,039	—	11,439	33,478
Additions to crude oil and natural gas properties and equipment – accrual	9,421	—	—	9,421

(in thousands)	Gabon	Equatorial Guinea	Corporate and Other	Total
Long-lived assets from continuing operations:
As of March 31, 2021	$68,016	$10,000	$176	$78,192
As of December 31, 2020	$26,832	$10,000	$204	$37,036

(in thousands)	Gabon	Equatorial Guinea	Corporate and Other	Total
Total assets from continuing operations:
As of March 31, 2021	$154,130	$10,426	$12,581	$177,137
As of December 31, 2020	$101,399	$10,267	$29,566	$141,232

Information about the Company’s most significant customers

The Company currently sells crude oil production from Gabon under term contracts with pricing based upon an average of Dated Brent in the month of lifting, adjusted for location and market factors. From February 2019 to January 2020, crude oil sales were to Mercuria Energy Trading SA (“Mercuria”). The Company signed a new contract with ExxonMobil Sales and Supply LLC (“Exxon”) that covers sales from February 2020 through July 2021 with pricing based upon an average of Dated Brent in the month of lifting, adjusted for location and market factors. During the three months ended March 31, 2021, revenues from sales of crude oil to Exxon were 100% of the Company’s total revenues from customers.

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

A reconciliation of reported net income (loss) to net income (loss) used in calculating EPS as well as a reconciliation from basic to diluted shares follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net income (loss) (numerator):
Income (loss) from continuing operations	$9,888	$(52,737)
Income from continuing operations attributable to unvested shares	(187)	—
Numerator for basic	9,701	(52,737)
(Income) loss from continuing operations attributable to unvested shares	—	—
Numerator for dilutive	$9,701	$(52,737)

Loss from discontinued operations, net of tax	$(19)	$(63)
(Income) loss from discontinued operations attributable to unvested shares	—	—
Numerator for basic	(19)	(63)
(Income) loss from discontinued operations attributable to unvested shares	—	—
Numerator for dilutive	$(19)	$(63)

Net income (loss)	$9,869	$(52,800)
Net income attributable to unvested shares	(187)	—
Numerator for basic	9,682	(52,800)
Net (income) loss attributable to unvested shares	—	—
Numerator for dilutive	$9,682	$(52,800)

Weighted average shares (denominator):
Basic weighted average shares outstanding	57,636	57,975
Effect of dilutive securities	825	—
Diluted weighted average shares outstanding	58,461	57,975
Stock options and unvested restricted stock grants excluded from dilutive calculation because they would be anti-dilutive	298	725

6. REVENUE

Revenues from contracts with customers are generated from sales in Gabon pursuant to COSPAs. The COSPAs have been and will be renewed or replaced from time to time either with the current buyer or another buyer. See Note 4 under “Information about the Company’s most significant customers” for further discussion.

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

With respect to the government’s share of Profit Oil, the Etame Marin block PSC provides that the corporate income tax liability is satisfied through the payment of Profit Oil. In the condensed consolidated statements of operations, the government’s share of revenues from Profit Oil is reported in revenues with a corresponding amount reflected as current income tax expense. These sales are not considered revenues under a customer contract as the Company is not a party to the contracts with the buyers of this crude oil. However, consistent with the reporting of Profit Oil in prior periods, the amount associated with the Profit Oil under the terms of the Etame Marin block PSC is reflected as revenue with an offsetting amount reported as a current income tax expense. Payments of the income tax expense will be reported in the period that the government takes its Profit Oil in-kind, i.e. the period in which it lifts the crude oil. As of March 31, 2021, the foreign income taxes payable attributable to this obligation was $6.4 million. As of December 31, 2020, the foreign taxes payable attributable to this obligation was $0.9 million.

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

	Three Months Ended March 31,
	2021	2020
Revenue from customer contracts:	(in thousands)
Sales under the COSPA	$43,829	$20,444
Carried interest recoupment	1,822	885
Royalties	(5,877)	(2,940)
Total revenue, net	$39,774	$18,389

7.  CRUDE OIL AND NATURAL GAS PROPERTIES AND EQUIPMENT

The Company’s crude oil and natural gas properties and equipment is comprised of the following:

	As of March 31, 2021	As of December 31, 2020
	(in thousands)
Crude oil and natural gas properties and equipment - successful efforts method:
Wells, platforms and other production facilities	$477,477	$441,879
Work-in-progress	542	169
Undeveloped acreage	23,735	21,476
Equipment and other	16,016	9,276
	517,770	472,800
Accumulated depreciation, depletion, amortization and impairment	(439,578)	(435,764)
Net crude oil and natural gas properties, equipment and other	$78,192	$37,036

Extension of Term of Etame Marin Block PSC

On September 25, 2018, VAALCO, together with the other joint venture owners in the Etame Marin block (the “Consortium”), received an implementing Presidential Decree from the government of Gabon authorizing an extension for additional years (“PSC Extension”) to the Consortium to operate in the Etame Marin block. The Company’s subsidiary, VAALCO Gabon S.A., currently has a 63.575% participating interest (working interest including the working interest attributable to the carried interest owner) in the Etame Marin block.

The PSC Extension extended the term for each of the three exploitation areas in the Etame Marin block for a period of ten years with effect from September 17, 2018, the effective date of the PSC Extension. The PSC Extension also granted the Consortium the right for two additional extension periods of five years each. The PSC Extension further allows the Consortium to explore the potential for resources within the area of each Exclusive Exploitation Authorization as defined in the PSC Extension.

In consideration for the PSC Extension, the Consortium agreed to a signing bonus of $65.0 million ($21.8 million, net to VAALCO) payable to the government of Gabon (the “signing bonus”). The Consortium paid $35.0 million ($11.8 million, net to VAALCO) in cash on September 26, 2018 and paid $25.0 million ($8.4 million, net to VAALCO) through an agreed upon reduction of the VAT receivable owed by the government of Gabon to the Consortium as of the effective date. An additional $5.0 million ($1.7 million, net to VAALCO) was paid in cash in February 2020 by the Consortium following the end of the drilling activities described below.

As required under the PSC Extension, the Consortium completed drilling two development wells and two appraisal wellbores during the 2019/2020 drilling campaign with the last appraisal wellbore completed in February 2020. During September 2020, the Consortium completed the two technical studies at a cost of $1.5 million gross ($0.5 million, net to VAALCO).

In accordance with the Etame Marin block PSC, the Consortium maintains a “Cost Account,” which accumulates capital costs and operating expenses that are deductible against revenues, net of royalties, in determining taxable profits. Under the PSC Extension, the Cost Recovery Percentage increased to 80% for the ten-year period from September 17, 2018 through September 16, 2028. After September 16, 2028, the Cost Recovery Percentage returns to 70%. The government of Gabon will acquire from the Consortium an additional 2.5% gross working interest carried by the Consortium effective June 20, 2026. VAALCO’s share of this interest to be transferred to the government of Gabon is 1.6%.

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

There was no triggering event in the first quarter of 2021 that would cause us to believe the value of crude oil and natural gas producing properties should be impaired. Factors considered included higher future strip prices for the first quarter of 2021 compared to the fourth quarter of 2020, and that the Company incurred no significant capital expenditures in the period related to the fields in the Etame Marin block.

Declining forecasted oil prices in the first quarter of 2020 caused us to perform an impairment review during this period. The impairment test was performed using the year end 2019 independently prepared reserve report, estimated reserves for the South East Etame 4H well completed in March 2020 and forward price curves. The Company performed a recoverability test as defined under ASC 932 and ASC 360, noting that the undiscounted cash flows related to the Etame, Avouma, Ebouri, Southeast Etame and North Tchibala fields were less than the book values for these fields resulting in the Company recording a $30.6 million impairment loss to write down the Company’s investment in each field to their fair value of $15.6 million.

Undeveloped Leasehold Costs

VAALCO acquired a 31% working interest in an undeveloped portion of a block (“Block P”) offshore Equatorial Guinea in 2012.  The Ministry of Mines and Hydrocarbons (“EG MMH”) approved our appointment as operator for Block P on November 12, 2019.  The Company acquired an additional working interest of 12% from Atlas Petroleum, thereby increasing its working interest to 43% in 2020, in exchange for a potential future payment of $3.1 million in the event that there is commercial production from Block P.  On August 27, 2020, the amendment to the production sharing contract to ratify the Company’s increased working interest and appointment as operator was approved by the EG MMH. VAALCO is seeking to farm down its interest in Block P in exchange for funding a substantial portion of an appraisal well. On April 12, 2021, the majority of non-defaulting parties assigned the defaulting party’s interest to the non-defaulting parties. As a result, VAALCO’s working interest will increase to 45.9% once the EG MMH approves a new amendment to the production sharing contract. As of March 31, 2021, the Company had $10.0 million recorded for the book value of the undeveloped leasehold costs associated with the Block P license.  VAALCO and its current and potential future joint venture owners are evaluating the timing and budgeting for development and exploration activities under a development and production area in the block, including the approval of a development and production plan.  The Block P production sharing contract provides for a development and production period of 25 years from the date of approval of a development and production plan.

As a result of the PSC Extension, the exploitation area for the Etame Marin block was expanded to include previously undeveloped acreage. The Company allocated $6.7 million of the share of the signing bonus and $7.1 million of the $18.6 million resulting from the deferred tax impact for the difference between book basis and tax basis to unproved leasehold costs using the acreage attributable to the previous exploitation areas and the additional acreage in the expanded exploitation areas. Exploitation of this additional area is permitted throughout the term of the Etame Marin block PSC. As a result of discovering reserves in connection with drilling the South East Etame 4H development well in March 2020, $2.3 million of costs were transferred to proved leasehold costs leaving a remaining $11.5 million in unproved leasehold costs. In connection with the Sasol Acquisition discussed under Note 3, $2.2 million of reserves were attributed to undeveloped properties. The balance of undeveloped leasehold costs related to the Etame Marin block at March 31, 2021 was $13.7 million.

Capitalized Equipment Inventory

Capitalized equipment inventory is reviewed regularly for obsolescence. Adjustments for inventory obsolescence are recorded in the “Other operating expense, net” line item of the condensed consolidated statements of operations but were not material for the three months ended March 31, 2021 and 2020.

8. DERIVATIVES AND FAIR VALUE

The Company uses derivative financial instruments from time to time to achieve a more predictable cash flow from crude oil production by reducing the Company’s exposure to price fluctuations.

Commodity swaps – On May 6, 2019, the Company entered into commodity swaps at a Dated Brent weighted average of $66.70 per barrel for the period from and including July 2019 through June 2020 for an approximate quantity of 500,000 barrels. On January 22, 2021, the Company entered into commodity swaps at a Dated Brent weighted average of $53.10 per barrel for the period from and including February 2021 through January 2022 for a quantity of 709,262 barrels. On May 6, 2021, the Company entered into commodity swaps at a Dated Brent weighted average of $66.51 per barrel for the period from and including May 2021 through October 2021 for a quantity of 672,533 barrels.

Settlement Period	Type of Contract	Index	Barrels	Weighted Average Fixed Price
April 2021 to January 2022	Swaps	Dated Brent	550,523	$53.10
			550,523

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

The following table sets forth the gain (loss) on derivative instruments on the Company’s condensed consolidated statements of operations:

		Three Months Ended March 31,
Derivative Item	Statement of Operations Line	2021	2020
		(in thousands)
Crude oil swaps	Realized gain (loss) - contract settlements	$(1,710)	$718
	Unrealized gain (loss)	(4,244)	6,621
	Derivative instruments gain (loss), net	$(5,954)	$7,339

9. ACCRUED LIABILITIES AND OTHER

Accrued liabilities and other balances were comprised of the following:

	As of March 31, 2021	As of December 31, 2020
	(in thousands)
Accrued accounts payable invoices	$7,475	$4,070
Gabon DMO, PID and PIH obligations	7,921	3,960
Derivative liability - crude oil swaps	4,244	—
Contingent payment	5,000	—
Capital expenditures	2,364	435
Stock appreciation rights – current portion	2,792	2,289
Accrued wages and other compensation	940	2,108
Other	3,041	4,322
Total accrued liabilities and other	$33,777	$17,184

10.  COMMITMENTS AND CONTINGENCIES

Abandonment funding

Under the terms of the Etame Marin block PSC, the Company has a cash funding arrangement for the eventual abandonment of all offshore wells, platforms and facilities on the Etame Marin block. As a result of the PSC Extension, annual funding payments are spread over the periods from 2018 through 2028. The amounts paid will be reimbursed through the Cost Account and are non-refundable. The abandonment estimate used for this purpose is approximately $61.8 million ($36.3 million net to VAALCO) on an undiscounted basis. Through March 31, 2021, $38.9 million ($22.9 million net to VAALCO) on an undiscounted basis has been funded. This cash funding is reflected under “Other noncurrent assets” in the “Abandonment funding” line item of the condensed consolidated balance sheet. Future changes to the anticipated abandonment cost estimate could change the asset retirement obligation and the amount of future abandonment funding payments.

On March 5, 2019, in accordance with certain foreign currency regulatory requirements, the Gabonese branch of an international commercial bank holding the abandonment funds in a U.S. dollar denominated account transferred the funds to the Central Bank for CEMAC, of which Gabon is one of the six member states. The U.S. dollars were converted to local currency with a credit back to the Gabonese branch. During the three months ended March 31, 2021, the Company recorded a $0.5 million foreign currency loss associated with the abandonment funding account. Amendment No. 5 to the Etame Marin block PSC provides that in the event that the Gabonese bank fails for any reason to reimburse all of the principal and interest due, the Company and the other joint venture owners shall no longer be held liable for the resulting shortfall in funding the obligation to remediate the sites.

FPSO charter

In connection with the charter of the FPSO, the Company, as operator of the Etame Marin block, guaranteed all of the charter payments under the charter through its contract term. At the Company’s election, the charter could be extended for two one-year periods beyond September 2020. These elections have been made, and the charter has been extended through September 2022. The

Company obtained guarantees from each of the Company’s joint venture owners for their respective shares of the payments. The Company’s net share of the charter payment is 58.8%, or approximately $19.4 million per year. Although the Company believes the need for performance under the charter guarantee is remote, the Company recorded a liability of $0.2 million as of March 31, 2021 and $0.4 million as of December 31, 2020 representing the guarantee’s estimated fair value. The guarantee of the offshore Gabon FPSO charter has $48.6 million in remaining gross minimum obligations as of March 31, 2021.

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

In July 2019, the Company reached an agreement in principle to resolve a legacy issue related to findings from the Etame Marin block joint venture owners’ audits for the periods from 2007 through 2016 for $4.4 million net to VAALCO. Accordingly, the Company accrued $4.4 million that is reflected in the “Accrued liabilities and other” line item of the Company’s condensed consolidated balance sheet and was recorded as a second quarter 2019 expense in the condensed consolidated statements of operations in the line item “Other operating expense, net”. The final settlement agreements were executed by all the joint venture owners effective September 9, 2019. In October 2019, the Company paid $1.1 million of the $4.4 million. The remaining balance of the amount due was paid in February 2020.

In 2019, the Etame joint venture owners conducted audits for the years 2017 and 2018. In June 2020, the Company agreed to a $0.8 million payment to resolve claims made by one of the Etame Marin block joint venture owners, Addax Petroleum Gabon S.A. There are now no unresolved matters related to the joint venture owner audits.

Other contractual commitments

In August 2020, the Company entered into an agreement to acquire approximately 1,000 square kilometers of 3-D seismic data in the Company’s Etame Marin block. The acquisition was completed in the fourth quarter of 2020 and the processing of the seismic data began in January 2021. The cost, net to VAALCO, is estimated to be approximately $2.0 million to $4.0 million.

11. LEASES

Under ASC 842, Leases, there are two types of leases: finance and operating. Regardless of the type of lease, the initial measurement of the lease results in recording a Right-of-Use (“ROU”) asset and a lease liability at the present value of the future lease payments.

Practical Expedients –The Company elected to use these practical expedients, effectively carrying over its previous identification and classification of leases that existed as of January 1, 2019. Additionally, a lessee may elect not to recognize ROU assets and liabilities arising from short-term leases provided there is no purchase option the entity is likely to exercise. The Company has elected this short-term lease exemption. The adoption of ASC 842 resulted in a material increase in the Company’s total assets and liabilities on the Company’s condensed consolidated balance sheet as certain of its operating leases are significant. In addition, adoption resulted in a decrease in working capital as the ROU asset is noncurrent, but the lease liability has both long-term and short-term portions. There was no material overall impact on results of operations or cash flows. In the statement of cash flows, operating leases remain an operating activity.

The Company is currently a party to several lease agreements for the rental of marine vessels and helicopters, warehouse and storage facilities, equipment and the FPSO. The duration for these agreements range from 15 to 32 months. In some cases, the lease contracts require the Company to make payments both for the use of the asset itself and for operations and maintenance services. Only the payments for the use of the asset related to the lease component are included in the calculation of ROU assets and lease liabilities. Payments for the operations and maintenance services are considered non-lease components and are not included in calculating the ROU assets and lease liabilities. For leases on ROU assets used in joint operations, generally the operator reflects the full amount of the lease component, including the amount that will be funded by the non-operators. As operator for the Etame Marin block, the ROU asset recorded for the FPSO, the marine vessels, helicopter, certain equipment and warehouse and storage facilities used in the joint operations includes the gross amount of the lease components.

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

For the three months ended March 31, 2021 and 2020, the components of the lease costs and the supplemental information were as follows:

	Three Months Ended March 31,
	2021	2020
Lease cost:	(in thousands)
Operating lease cost	$4,390	$4,190
Short-term lease cost	794	1,032
Variable lease cost	1,434	1,926
Total lease expense	6,618	7,148
Lease costs capitalized	—	3,281
Total lease costs	$6,618	$10,429

Other information:
Cash paid for amounts included in the measurement of lease liabilities:	2021	2020
Operating cash flows attributable to operating leases	$4,773	$8,510
Weighted-average remaining lease term	1.5 years	2.5 years
Weighted-average discount rate	6.09%	6.16%

The table below describes the presentation of the total lease cost on the Company’s condensed consolidated statement of operations. As discussed above, the Company’s joint venture owners are required to reimburse the Company for their share of certain expenses, including certain lease costs.

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Production expense	$2,649	$2,205
General and administrative expense	49	49
Lease costs billed to the joint venture owners	3,920	7,073
Total lease expense	6,618	9,327
Lease costs capitalized	—	1,102
Total lease costs	$6,618	$10,429

The following table describes the future maturities of the Company’s operating lease liabilities at March 31, 2021:

Lease Obligation
Year	(in thousands)
2021	$10,437
2022	9,685
2023	179
20,301
Less: imputed interest	852
Total lease liabilities	$19,449

Under the joint operating agreements, other joint venture owners are obligated to fund $8.4 million of the $20.3 million in future lease liabilities.

12. ASSET RETIREMENT OBLIGATIONS

The following table summarizes the changes in the Company’s asset retirement obligations:

(in thousands)	As of March 31, 2021	As of December 31, 2020
Beginning balance	$17,334	$15,844
Accretion	298	893
Additions	14,564	359
Revisions	—	238
Ending balance	$32,196	$17,334

Accretion is recorded in the line item “Depreciation, depletion and amortization” on the Company’s condensed consolidated statements of operations.

The Company is required under the Etame Marin block PSC to conduct regular abandonment studies to update the estimated costs to abandon the offshore wells, platforms and facilities on the Etame Marin block. The current abandonment study was completed in November 2018. In 2020, the Company recorded $0.4 million in additions associated with the South East Etame 4H development well and $0.2 million in revisions associated with a U.S. property. In connection with the Sasol Acquisition, as discussed in Note 3, the Company added $14.6 million of asset retirement obligations as a result of it increasing its interest in the Etame Marin block.

13. SHAREHOLDERS’ EQUITY

Preferred stock – Authorized preferred stock consists of 500,000 shares with a par value of $25 per share. No shares of preferred stock were issued and outstanding as of March 31, 2021 or December 31, 2020.

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

14.  STOCK-BASED COMPENSATION AND OTHER BENEFIT PLANS

The Company’s stock-based compensation has been granted under several stock incentive and long-term incentive plans. The plans authorize the Compensation Committee of the Company’s Board of Directors to issue various types of incentive compensation. The Company had previously issued stock options and restricted shares under the 2014 Long-Term Incentive Plan (“2014 Plan”) and stock appreciation rights under the 2016 Stock Appreciation Rights Plan. On June 25, 2020, the Company’s stockholders approved the 2020 Long-Term Incentive Plan (“2020 Plan”) under which 5,500,000 shares are authorized for grants. At March 31, 2021, 2,613,911 shares were available for future grants under the 2020 Plan.

For each stock option granted, the number of authorized shares under the 2020 Plan will be reduced on a one-for-one basis. For each restricted share granted, the number of shares authorized under the 2020 Plan will be reduced by twice the number of restricted shares. The Company has no set policy for sourcing shares for option grants. Historically the shares issued under option grants have been new shares.

As referenced in the table below, the Company records compensation expense related to stock-based compensation as general and administrative expense associated with the issuance of stock options, restricted stock and stock appreciation rights. During the three months ended March 31, 2021, the Company settled in cash $0.9 million for stock appreciation rights and received $0.3 million for stock option exercises. During the three months ended March 31, 2020, the Company did not settle any stock-based compensation. Because the Company does not pay significant United States federal income taxes, no amounts were recorded for future tax benefits.

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Stock-based compensation - equity awards	$323	$145
Stock-based compensation - liability awards	1,236	(2,714)
Total stock-based compensation	$1,559	$(2,569)

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

In March 2021, the Company granted options to certain employees of the Company that are considered performance stock options to purchase an aggregate of 401,759 shares at an exercise price of $3.14 per share and a life of ten years. For each option award, options with respect to one-third of the underlying shares vest on the later of the first anniversary of the grant date and the date on which the Company’s stock price, determined using a 30-day average, exceeds $3.61 per share; options with respect to one-third of the underlying shares vest on the later of the second anniversary of the grant date and the date on which the Company’s stock price, determined using a 30-day average, exceeds $4.15 per share; and options with respect to the remaining one-third of the underlying shares vest on the later of the third anniversary of the grant date and the date on which the Company’s stock price, determined using a 30-day average, exceeds $4.78 per share. These awards are option awards that contain a market condition. Compensation cost for such awards is recognized ratably over the derived service period and compensation cost related to awards with a market condition will not be reversed if the Company does not believe it is probable that such performance criteria will be met or if the service provider (employee or otherwise) fails to meet such performance criteria.

The Company used the Monte Carlo simulation to calculate the grant date fair value of performance stock option awards. The fair value of these awards will be amortized to expense over the derived service period of the option. During the three months ended March 31, 2021, no performance stock option awards issued under the 2020 Plan were exercised.

For options that do not contain a market or performance condition, the Company uses the Black-Scholes model to calculate the grant date fair value of stock option awards. This fair value is then amortized to expense over the service period of the option.

Because the Company has not paid cash dividends and does not anticipate paying cash dividends on the common stock in the foreseeable future, no expected dividend yield was input to the Black-Scholes or Monte Carlo models. During the three months ended March 31, 2021 and 2020, the weighted average assumptions shown below were used to calculate the weighted average grant date fair value of option grants in the Monte Carlo model.

	Three Months Ended March 31,
	2021	2020
Weighted average exercise price - ($/share)	$3.14	$—
Expected life in years	6.0	—
Average expected volatility	75%	—
Risk-free interest rate	0.95%	—
Weighted average grant date fair value - ($/share)	$2.07	$—

Stock option activity associated with the Monte Carlo model for the three months ended March 31, 2021 is provided below:

	Number of Shares Underlying Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at January 1, 2021	644	1.23
Granted	402	3.14
Exercised	—	—
Unvested shares forfeited	(137)	1.96
Vested shares expired	—	—
Outstanding at March 31, 2021	909	1.96	9.51	$566
Exercisable at March 31, 2021	—	$—	—	$—

Stock option activity associated with the Black-Scholes model for the three months ended March 31, 2021 is provided below:

	Number of Shares Underlying Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at January 1, 2021	1,804	1.38
Granted	—	—
Exercised	(305)	1.13
Unvested shares forfeited	(7)	2.33
Vested shares expired	—	—
Outstanding at March 31, 2021	1,492	1.43	1.68	$1,248
Exercisable at March 31, 2021	1,323	$1.31	1.52	$1,248

During the three months ended March 31, 2021, 122,413 shares were added to treasury as a result of tax withholding on options exercised. During the three months ended March 31, 2020, no shares were added to treasury as a result of tax withholding on options exercised.

Restricted shares

Restricted stock granted to employees will vest over a period determined by the Compensation Committee that is generally a three-year period, vesting in three equal parts on the anniversaries following the date of the grant. Restricted stock granted to directors will vest on the earlier of (i) the first anniversary of the date of grant and (ii) the first annual meeting of stockholders following the date of grant (but not less than fifty (50) weeks following the date of grant). In March 2021, the Company issued 526,147 shares of service- based restricted stock to employees, with a grant date fair value of $3.14 per share. The vesting of these shares is dependent upon, among other things, the employees’ and directors’ continued service with the Company.

The following is a summary of activity for the nine months ended March 31, 2021:

	Restricted Stock	Weighted Average Grant Date Fair Value
	(in thousands)
Non-vested shares outstanding at January 1, 2021	1,155	$1.30
Awards granted	526	3.14
Awards vested	(125)	1.37
Awards forfeited	(89)	1.98
Non-vested shares outstanding at March 31, 2021	1,467	$1.91

During the three months ended March 31, 2021, 32,931 shares were added to treasury as a result of tax withholding on the vesting of restricted shares. During the three months ended March 31, 2020, 34,459 shares were added to treasury as a result of tax withholding on the vesting of restricted shares.

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

During the three months ended March 31, 2021 and 2020, the Company did not grant SARs to employees or directors.

SAR activity for the three months ended March 31, 2021 is provided below:

	Number of Shares Underlying SARs	Weighted Average Exercise Price Per Share	Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at January 1, 2021	2,940	1.33
Granted	—	—
Exercised	(552)	1.17
Unvested SARs forfeited	(14)	2.33
Vested SARs expired	—	—
Outstanding at March 31, 2021	2,374	1.36	2.02	$2,151
Exercisable at March 31, 2021	2,027	$1.23	1.86	$2,082

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

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) became law. The CARES Act, among other things, includes provisions to obtain alternative minimum tax credit refunds for which the Company qualifies. The Company has analyzed the different aspects of the CARES Act and implemented the applicable provisions, which had no material impact on the Company.

Provision for income tax expense (benefit) related to income from continuing operations consists of the following:

	Three Months Ended March 31,
	2021	2020
U.S. Federal:	(in thousands)
Current	$—	$(597)
Deferred	(2,153)	12,036
Foreign:
Current	3,435	(1,563)
Deferred	1,804	23,602
Total	$3,086	$33,478

The Company’s effective tax rate for the three months ended March 31, 2021 and 2020, excluding the impact of discrete items, was (64%) and (68%), respectively. For the three months ended March 31, 2021, the Company’s overall effective tax rate was impacted by non-deductible items associated with operations, the impact of deducting foreign taxes rather than crediting them, and a change in valuation allowance. The valuation allowance was necessary due to the decline in crude oil prices caused by declining global economic activity and excess oil supply. The total change in valuation allowances for the three months ended March 31, 2021 was $(2.3) million. For the three months ended March 31, 2021 the current tax expense of $3.4 million includes a $0.5 million unfavorable oil price adjustment as a result of the change in value of the government’s allocation between the time it was produced and the time it was taken in-kind. After excluding the impact, current income taxes were $2.9 million for the period.

As of March 31, 2021, the Company had no material uncertain tax positions. The Company’s policy is to recognize potential interest and penalties related to unrecognized tax benefits as a component of income tax expense.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), which are intended to be covered by the safe harbors created by those laws. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, included in this Quarterly Report that address activities, events or developments that we expect or anticipate may occur in the future, including without limitation, statements regarding our financial position, operating performance and results, reserve quantities and net present values, market prices, business strategy, derivative activities, the amount and nature of capital expenditures and plans and objectives of management for future operations are forward-looking statements. When we use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “forecast,” “outlook,” “aim,” “target,” “will,” “could,” “should,” “may,” “likely,” “plan,” and “probably” or the negative of such terms or similar expressions, we are making forward-looking statements. Many risks and uncertainties that could affect our future results and could cause results to differ materially from those expressed in our forward-looking statements include, but are not limited to:

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

•our ability to find a replacement for the floating, production, storage and offloading vessel (“FPSO”) or to renew the FPSO charter;

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

The information contained in this Quarterly Report and the information set forth under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”), identifies additional factors that could cause our results or performance to differ materially from those we express in forward-looking statements. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of these assumptions and therefore also the forward-looking statements based on these assumptions, could themselves prove to be inaccurate. In light of the significant uncertainties inherent in the forward-looking statements that are included in this Quarterly Report and the 2020 Form 10-K, our inclusion of this information is not a representation by us or any other person that our objectives and plans will be achieved. When you consider our forward-looking statements, you should keep in mind these risk factors and the other cautionary statements in this Quarterly Report.

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

Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances occurring after the date of this Quarterly Report.

INTRODUCTION

VAALCO is a Houston, Texas based independent energy company engaged in the acquisition, exploration, development and production of crude oil. As operator, we have production operations and conduct exploration activities in Gabon, West Africa. We also have opportunities to participate in development and exploration activities in Equatorial Guinea, West Africa. As discussed further in Note 3 to the condensed consolidated financial statements included in this Quarterly Report, we have discontinued operations associated with our activities in Angola, West Africa.

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

RECENT DEVELOPMENTS

Impact on Operations of COVID-19 Pandemic and the Current Crude Oil Pricing Environment

On March 11, 2020, the World Health Organization classified the outbreak of a new strain of coronavirus (“COVID-19”) as a pandemic, based on the rapid increase in global exposure. The COVID-19 pandemic and related economic repercussions have created significant volatility, uncertainty, and turmoil in the oil and gas industry, and the full impact of the outbreak continues to evolve. The adverse economic effects of the COVID-19 outbreak have materially decreased demand for crude oil based on the restrictions in place by governments trying to curb the outbreak and changes in consumer behavior. This has led to a significant global oversupply of oil and consequently a substantial decrease in crude oil prices. In April 2020, countries within OPEC+, which includes Gabon, reached an agreement to cut crude oil production to reduce the gap between excess supply and demand, in an effort to stabilize the international oil market. Gabon has undertaken measures to comply with such OPEC+ production quota agreement and, as a result, the Minister of Hydrocarbons in Gabon requested that we reduce our production. In response to such request from the Minister of Hydrocarbons, we temporarily reduced production from the Etame Marin block beginning in July 2020 and expect such reduction to continue through June 30, 2021. Reductions in production have significantly improved the demand/supply imbalance, and crude oil prices have improved from the lows seen in March and April of 2020. We currently have crude oil commodity swap agreements for a total of 709,262 barrels at a Dated Brent weighted average price of $53.10 per barrel for the period from and including February 2021 through January 2022 to mitigate the effects of potential future price declines. We will consider entering into additional commodity derivative instruments from time to time. However, there can be no assurance when, or upon what terms, we may enter into any future commodity derivative instruments.

While we did not incur significant disruptions to operations during the three months ended March 31, 2021 as a result of the COVID-19 pandemic, we are unable to predict the impact that the COVID-19 pandemic will have on us in the future, including our financial position, operating results, liquidity and ability to obtain financing in future reporting periods, due to numerous uncertainties. These uncertainties include the severity of the virus, the duration of the outbreak, governmental or other actions taken to combat the virus (which could include limitations on our operations or the operations of our customers and vendors), and the effect that the COVID-19 pandemic and the current crude oil price wars among global suppliers will have on the demand for crude oil. The health of our employees, contractors and vendors, and our ability to meet staffing needs in our operations and certain critical functions cannot be predicted and is vital to our operations. We are unable to predict the extent of the impact that the continuing spread of COVID-19 throughout Gabon may have on our ability to continue to conduct our operations.

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

•implemented sharing certain costs, such as supply vessels, helicopter, and personnel with other operators in the region; and

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

We are currently a party to an FPSO charter for the storage of all of the crude oil that we produce. This contract will expire in September 2022. Our options include securing a new storage vessel, either under a charter agreement or a purchase, purchasing the vessel under the current FPSO charter pursuant to an option in the charter contract or extending the charter agreement for the current FPSO. Execution of any of these options requires significant lead time and may require a capital investment due to the specialized nature of such vessels. We are currently evaluating our alternatives so that we will be in position to have an alternative in place when the current charter expires. In April 2021, we signed a non-binding letter of intent with Omni Offshore Terminals Pte Ltd (“Omni”) to provide and operate a floating storage and offloading (“FSO”) unit at our Etame Marin field for up to 11 years upon the expiration of the current FPSO contract (the “Omni FSO Proposal”).

Acquisition of Additional Working Interest at Etame Marin Block

In November 2020, we signed a sale and purchase agreement (“SPA”) to acquire Sasol Gabon S.A.’s (“Sasol’s”) 27.8% working interest in the Etame Marin block offshore Gabon (the “Sasol Acquisition”). On February 25, 2021, we completed the acquisition of Sasol’s 27.8% working interest in the Etame Marin block offshore Gabon pursuant to the SPA. The effective date of the transaction was July 1, 2020. Prior to the Sasol Acquisition, we owned and operated a 31.1% working interest in Etame. The Sasol Acquisition increased our working interest to 58.8%, almost doubling our total production and reserves. As a result of the Sasol Acquisition, the net portion of production and costs relating to our Etame operations increased from 31.1% to 58.8%. Reserves, production and financial results for the interests acquired have been included in our results for periods after February 25, 2021. All assets and liabilities associated with Sasol’s interest in Etame Marin block, including crude oil and natural gas properties, asset retirement obligations and working capital items were recorded at their fair value. As a result of comparing the purchase price to the fair value of the assets acquired and liabilities assumed, a $7.7 million bargain purchase gain was recognized. A bargain purchase gain of $5.5 million is included in “Other, net” under “Other income (expense)” in the condensed consolidated statements of operations. An income tax benefit of $2.2 million, related to the bargain purchase gain, is also included in the condensed consolidated statements of operations. The reason for the bargain purchase gain is mainly due to the lower crude oil price outlook used when the SPA was signed, November 17, 2020, and the higher oil price outlook on February 25, 2021, when the fair value of the reserves associated with the Sasol Acquisition were determined.

The actual impact of the Sasol Acquisition was an increase to “Total revenues” in the condensed consolidated statement of operations of $9.4 million for the three months ended March 31, 2021, and a $1.2 million increase to “Net income” in the condensed consolidated statement of operations for the three months ended March 31, 2021. Under the terms of the SPA, a contingent payment of $5.0 million is payable to Sasol should the average Dated Brent price over a consecutive 90-day period from July 1, 2020 to June 30, 2022 exceed $60.00 per barrel. Included in the purchase consideration was the fair value, at closing, of the contingent payment due to Sasol. As of March 31, 2021, we estimated the liability associated with this payment to be $5.0 million and recorded the difference between the initial fair value and the fair value at March 31, 2021 as additional expense included in “Other operating expense, net” under “Operating income (loss)” in the condensed consolidated statements of operations. On April 29, 2021, the conditions related to the contingent payment were met and we paid the $5.0 million contingent amount to Sasol in accordance with the terms of the SPA.

ACTIVITIES BY ASSET

Gabon

Offshore – Etame Marin Block

Development and Production

We operate the Etame, Avouma/South Tchibala, Ebouri, Southeast Etame and the North Tchibala fields on behalf of a consortium of four companies. As of March 31, 2021, production operations in the Etame Marin block included eleven platform wells, plus three subsea wells across all fields tied back by pipelines to deliver crude oil and associated natural gas through a riser system to allow for delivery, processing, storage and ultimately offloading the crude oil from a leased FPSO anchored to the seabed on the block. We currently have fourteen producing wells. The FPSO has production limitations of approximately 25,000 barrels of oil per day and 30,000 barrels of total fluids per day. During the three months ended March 31, 2021 and 2020, production from the block was 1,253 MBbls (466 MBbls net) and 1,665 MBbls (450 MBbls net), respectively, as discussed below in “Results of Operations”.

Equatorial Guinea

We acquired a 31% working interest in an undeveloped portion of a block (“Block P”) offshore Equatorial Guinea in 2012.  The Ministry of Mines and Hydrocarbons (“EG MMH”) approved our appointment as operator for Block P on November 12, 2019.  We acquired an additional working interest of 12% from Atlas Petroleum, thereby increasing our working interest to 43% in 2020, in exchange for a potential future payment of $3.1 million in the event that there is commercial production from Block P.  On August 27, 2020, the amendment to the production sharing contract to ratify our increased working interest and appointment as operator was approved by the EG MMH. We are seeking to farm down our interest in Block P in exchange for funding a substantial portion of an appraisal well. On April 12, 2021, the majority of non-defaulting parties assigned the defaulting party’s interest to the non-defaulting parties. As a result, VAALCO’s working interest will increase to 45.9% once the EG MMH approves a new amendment to the production sharing contract. As of March 31, 2021, we had $10.0 million recorded for the book value of the undeveloped leasehold costs associated with the Block P license.  We and our current and potential future joint venture owners are evaluating the timing and budgeting for development and exploration activities under a development and production area in the block, including the approval of a development and production plan.  The Block P production sharing contract provides for a development and production period of 25 years from the date of approval of a development and production plan.

Discontinued Operations - Angola

The Angola segment has been classified as discontinued operations in the condensed consolidated financial statements for all periods presented. See Note 3 to the condensed consolidated financial statements for further discussion.

CAPITAL RESOURCES AND LIQUIDITY

Cash Flows

Our cash flows for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31,
	2021	2020	Increase (Decrease) in 2021 over 2020
	(in thousands)
Net cash provided by operating activities before changes in operating assets and liabilities	$13,453	$8,896	$4,557
Net change in operating assets and liabilities	(11,698)	18,749	(30,447)
Net cash provided by continuing operating activities	1,755	27,645	(25,890)
Net cash used in discontinued operating activities	(13)	(18)	5
Net cash provided by operating activities	1,742	27,627	(25,885)

Net cash used in investing activities	(19,056)	(11,980)	(7,076)

Net cash used in continuing financing activities	(56)	(652)	596
Net cash used in financing activities	(56)	(652)	596
Net change in cash, cash equivalents and restricted cash	$(17,370)	$14,995	$(32,365)

The $4.6 million increase in net cash provided by our operating activities before changes in operating assets and liabilities for the three months ended March 31, 2021 compared to the same period of 2020 was mainly due to higher crude oil prices in 2021 partially offset by higher operating costs and expenses as discussed below in “Results of Operations”. The net decrease in operating assets and liabilities of $30.4 million for the three months ended March 31, 2021 compared to the same period of 2020 was primarily related to increases in accounts receivable, accrued liabilities and foreign income taxes payable, partially offset by decreases in crude oil inventory and accounts payable.

Net cash used in investing activities during the three months ended March 31, 2021 included $17.9 million paid for the completion of the Sasol Acquisition as discussed in Note 3 to our condensed consolidated financial statements. In addition, we incurred on a cash basis $1.2 million for property and equipment primarily related to equipment and enhancements as well as expenditures related the next drilling program as discussed in “Recent Operational Updates” above. During the three months ended March 31, 2020, we incurred on a cash basis $12.0 million for expenditures related to the 2019/2020 drilling campaign and equipment purchases. See “Capital Expenditures” below for further discussion.

Net cash used in financing activities during the three months ended March 31, 2021 included $0.4 million for treasury stock as a result of tax withholding on options exercised and vested restricted stock as discussed in Note 14 to our condensed consolidated financial statements. Net cash used in financing activities during the three months ended March 31, 2020 included $0.7 million for treasury stock purchases primarily made under the Company’s stock repurchase plan.

Capital Expenditures

During the three months ended March 31, 2021, we incurred accrual basis capital expenditures of $2.5 million. These expenditures were primarily related to equipment and enhancements as wells and the next drilling program. The difference between capital expenditures and the property and equipment expenditures reported in the consolidated statements of cash flows is attributable to changes in accruals for costs incurred but not yet invoiced or paid on the report dates. Capital expenditures in 2020 were attributable to expenditures related to the 2019/2020 drilling program, seismic acquisition costs, equipment and enhancements. As discussed above, we anticipate beginning a drilling program late in 2021 that will continue into 2022, which will require significant capital investment in 2021 and 2022. In April 2021, we purchased a workover unit to have on site for approximately $1.9 million for future maintenance work. As discussed above, we signed a non-binding letter of intent with Omni to provide and operate a FSO unit at our Etame Marin field. The estimated capital investment is $40.0 million to $50.0 million gross ($25.0 million to $32.0 million net to VAALCO) for deployment of the Omni FSO and the required field reconfiguration, with approximately 20% expected to be invested in the second half of 2021 and the balance in 2022 and with an anticipated payback of less than three years.

Contractual Obligations

See Notes 10 and 11 to the condensed consolidated financial statements as well as Notes 12 and 13 to our 2020 Form 10-K for discussion of our contractual obligations. There were no other material changes in our contractual obligations during the three months ended March 31, 2021.

Regulatory and Joint Interest Audits

We are subject to periodic routine audits by various government agencies in Gabon, including audits of our petroleum cost account, customs, taxes and other operational matters, as well as audits by other members of the contractor group under our joint operating agreements. See Note 10 to the condensed consolidated financial statements for further discussion.

Capital Resources

Cash on Hand

At March 31, 2021, we had unrestricted cash of $19.3 million. The unrestricted cash balance includes $1.7 million of cash attributable to non-operating joint venture owner advances. As operator of the Etame Marin block in Gabon, we enter into project related activities on behalf of our working interest joint venture owners. We generally obtain advances from the joint venture owners prior to significant funding commitments.

We currently sell our crude oil production from Gabon under a term contract that began in February 2020 and ends in July 2021. Pricing under the contract is based upon an average of Dated Brent in the month of lifting, adjusted for location and market factors.

Liquidity

Historically, our primary source of liquidity has been cash flows from operations and our primary use of cash has been to fund capital expenditures for development activities in the Etame Marin block. As a result of completing the Sasol Acquisition on February 25, 2021, our obligations with respect to development activities in the Etame have increased based on the increase in our working interest in the Etame from 31.1 % at December 31, 2020, to 58.8%. We expect that part of this increase will be offset by an increase in our operating cash flows based on our increased portion of the Etame production. We continually monitor the availability of capital resources, including equity and debt financings that could be utilized to meet our future financial obligations, planned capital expenditure activities and liquidity requirements including those to fund opportunistic acquisitions.

Our future success in growing proved reserves, production and balancing the long-term development of our assets with a focus on generating attractive corporate-level returns will be highly dependent on the capital resources available to us. In early March 2020, crude oil prices declined significantly ending at approximately $15 per barrel for Brent crude, as of March 31, 2020, as a result of market concerns about the ability of OPEC and Russia to agree on a perceived need to implement further production cuts in response to weaker worldwide demand. While OPEC and Russia were able to reach an agreement to cut production in April 2020, crude oil prices continued to decline below $20 per barrel for Brent crude as a result of the substantial decline in the global demand for crude oil caused by the COVID-19 pandemic and subsequent mitigation efforts. The reduced demand for crude oil as a result of measures taken to prevent the spread of COVID-19 led to a surplus in the global supply of crude oil. Reductions in production have significantly improved the demand/supply imbalance and crude oil prices have improved from the lows seen in March and April of 2020. Brent crude prices were approximately $63 per barrel as of March 31, 2021. On January 22, 2021, we entered into commodity swaps at a Dated Brent weighted average of $53.10 per barrel for the period from and including February 2021 through January 2022 for 709,262 barrels. On May 6, 2021, we entered into commodity swaps at a Dated Brent weighted average of $66.51 per barrel for the period from and including May 2021 through October 2021 for a quantity of 672,533 barrels.

Despite the lower Brent crude oil prices, based on current expectations, we believe we have sufficient liquidity through our existing cash balances and cash flow from operations to support our cash requirements, including those related to the Sasol Acquisition, through June 2022. We are continuing to evaluate all uses of cash and whether to pursue growth opportunities or preserve our resources in light of ongoing economic conditions.

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

OFF-BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies subsequent to December 31, 2020.

NEW ACCOUNTING STANDARDS

See Note 2 to the condensed consolidated financial statements.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

Net income for the three months ended March 31, 2021 of $9.9 million, compared to net loss of $52.8 million for the same period of 2020.

Crude oil and natural gas revenues increased $21.4 million, or approximately 116.3%, during the three months ended March 31, 2021 compared to the same period of 2020. The increase in revenue is attributable to higher volumes and to a lesser degree higher sales prices as described. Further discussion of results by significant line item follows.

	Three Months Ended March 31,
	2021	2020	Increase/(Decrease)
	(in thousands except per bbl information)
Net crude oil sales volume (MBbls)	619	294	325
Average crude oil sales price (per Bbl)	$61.31	$59.54	$1.77

Net crude oil revenue	$39,774	$18,389	$21,385

Operating costs and expenses:
Production expense	16,133	9,749	6,384
Exploration expense	142	—	142
Depreciation, depletion and amortization	4,148	3,103	1,045
Impairment of proved crude oil and natural gas properties	—	30,625	(30,625)
General and administrative expense	4,547	754	3,793
Bad debt expense	101	810	(709)
Total operating costs and expenses	25,071	45,041	(19,970)
Other operating expense, net	(360)	(31)	(329)
Operating income (loss)	$14,343	$(26,683)	$41,026

The revenue changes in the three months ended March 31, 2021 compared to the same period in 2020 identified as related to changes in price or volume, are shown in the table below:

(in thousands)
Price	$1,096
Volume	19,351
Other	938
$21,385

The table below shows net production, sales volumes and realized prices for both periods.

	Three Months Ended March 31,
	2021	2020
Gabon net crude oil production (MBbls)	466	450
Gabon net crude oil sales (MBbls)	619	294

Average realized crude oil price ($/Bbl)	$61.31	$59.54
Average Dated Brent spot price* ($/Bbl)	61.04	50.27
*Average of daily Dated Brent spot prices posted on the U.S. Energy Information Administration website.

Crude oil sales are a function of the number and size of crude oil liftings in each quarter from the FPSO, and thus, crude oil sales do not always coincide with volumes produced in any given quarter. We made three liftings during the three months ended March 31, 2021 and two liftings during the three months March 31, 2020. Our share of crude oil inventory aboard the FPSO, excluding royalty barrels, was approximately 53,858 and 188,971 barrels at March 31, 2021 and 2020, respectively.

Production expenses increased $6.4 million, or approximately 65.5%, in the three months ended March 31, 2021 compared to the same period in 2020. The increase in expense was primarily related to higher crude oil inventory and FPSO charter costs partially offset by lower workover and transportation costs. On a per barrel basis, production expense, excluding workover expense, for the three months ended March 31, 2021 increased to $26.02 per barrel from $23.39 per barrel for the three months ended March 31, 2020 primarily as a result of an increase in sales volumes. While we have not experienced any material operational disruptions associated with the current worldwide COVID-19 pandemic, we have incurred approximately $0.6 million in higher costs related to the proactive measures taken in response to the pandemic.

Depreciation, depletion and amortization costs increased $1.0 million, or approximately 33.7% due to higher depletable costs associated with the Sasol Acquisition.

General and administrative expenses increased $3.8 million, or approximately 503.1% in the three months ended March 31, 2021 compared to the same period of 2020. The increase in expense was primarily related to a $4.0 million increase in SARs expense. SARs liability awards are measured at fair value. The primary driver of changes in the fair value of these awards is changes in the Company’s stock price. See Note 14 to our condensed consolidated financial statements for further discussion.

Bad debt expense was lower between the three months ended March 31, 2021 and 2020 primarily due to bad debt expense associated with the VAT allowance.

Other operating expense, net for the three months ended March 31, 2021 increased primarily due to $0.4 million for the change in fair value of the contingent consideration payment.

Derivative instruments gain (loss), net is attributable to our swaps as discussed in Note 8 to the condensed consolidated financial statements. The $6.0 million loss for the three months ended March 31, 2021 is a result of the increase in the price of Dated Brent crude oil during the three months ended March 31, 2021 as compared to a decrease in the price of Dated Brent crude oil that resulted in a $7.3 million gain during the comparable prior year period. Our derivative instruments only cover a portion of our production through January 2022.

Other, net for the three months ended March 31, 2021 is primarily attributable to $7.7 million for the bargain purchase gain and expenses of $2.2 million for the difference in book to tax basis caused by the bargain purchase gain and $1.0 million for an acquisition success fee.

Income tax expense (benefit) for the three months ended March 31, 2021 was $3.1 million. This is comprised of $ (0.3) million of deferred tax benefit and a current tax expense of $3.4 million. The deferred income tax benefit for the three months ended March 31, 2021 included a $(2.3) million decrease to the valuation allowances on U.S. and Gabonese deferred tax assets offset by a $3.9 million deferred tax expense. Income tax expense for the three months ended March 31, 2020, includes $35.6 million of deferred tax expense and a current tax benefit of $(2.2) million. The deferred income tax expense for the three months ended March 31, 2020 included a $46.9 million charge to increase the valuation allowances on U.S. and Gabonese deferred tax assets offset by an $11.8 million deferred tax benefit. For both the three months ended March 31, 2021 and 2020, our overall effective tax rate was impacted by non-deductible items associated with operations and deducting foreign taxes rather than crediting them for United States tax purposes.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are exposed to market risk, including the effects of adverse changes in commodity prices, foreign exchange rates and interest rates as described below.

Foreign Exchange Risk

Our results of operations and financial condition are affected by currency exchange rates. While crude oil sales are denominated in U.S. dollars, portions of our costs in Gabon are denominated in the local currency (the “Central African CFA Franc”, or “XAF”), and our VAT receivable as well as certain liabilities in Gabon are also denominated in XAF. A weakening U.S. dollar will have the effect of increasing costs while a strengthening U.S. dollar will have the effect of reducing costs. For our VAT receivable in Gabon, a strengthening U.S. dollar will have the effect of decreasing the value of this receivable resulting in foreign exchange losses, and vice versa. The Gabon local currency is tied to the Euro. The exchange rate between the Euro and the U.S. dollar has historically fluctuated in response to international political conditions, general economic conditions and other factors beyond our control. As of March 31, 2021, we had net monetary assets of $8.2 million (XAF 4,590.3 million) (net to VAALCO) denominated in XAF. A 10% weakening of the CFA Franc relative to the U.S. dollar would have a $ (0.7) million reduction in the value of these net assets. For the three months ended March 31, 2021, we had expenditures of approximately $3.9 million (net to VAALCO), denominated in XAF.

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

Sustained low crude oil prices could have a material adverse effect on our financial condition, the carrying value of our proved reserves, our undeveloped leasehold interests and our ability to borrow funds and to obtain additional capital on attractive terms. If crude oil sales were to remain constant at the most recent quarterly sales volumes of 619 MBbls, a $5 per Bbl decrease in crude oil price would be expected to cause a $3.1 million decrease per quarter in revenues and operating income and a $2.8 million decrease per quarter in net income.

As of March 31, 2021, we had crude oil swaps outstanding. In the past, we have used derivative instruments as an economic hedge against declines in crude oil prices; however, such instruments were not designated as hedges for accounting purposes. Our derivative instruments only cover a portion of our production through January 2022. See Note 8 to our condensed consolidated financial statements for further discussion.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The evaluation was performed with the participation of senior management, under the supervision of the principal executive officer and principal financial officer. Based on their evaluation as of March 31, 2021, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The internal control environment was impacted by the stay-at-home requirements for our Houston and Gabon staff which began in mid-March 2020 and continues through the date of this report. While modifications were made to the manner in which controls were performed, these changes did not have a material effect on our internal control over financial reporting, and there were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are subject to litigation claims and governmental and regulatory proceedings arising in the ordinary course of business.  It is management’s opinion that all claims and litigation we are currently involved in are not material to our business.

ITEM 1A.  RISK FACTORS

Our business faces many risks. Any of the risks discussed elsewhere in this Quarterly Report and our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.

For a discussion of our potential risks and uncertainties, see the information in Item 1A. “Risk Factors” in our 2020 Form 10-K. Except as set forth below, there have been no material changes in our risk factors from those described in our 2020 Form 10-K.

We may never enter into a definitive binding agreement with Omni to provide and operate an FSO unit for the storage of the crude oil that we produce, and if we are not able to timely secure a method of storing the crude oil before the expiration of the FPSO contract in September 2022, our results of operations could be materially adversely affected.

As an offshore producer, we depend on our floating, production, storage and offloading vessel (“FPSO”) to store all of the crude oil we produce prior to sale to our customers. Our current FPSO contract expires in September 2022. We are currently evaluating our alternatives so that we will be in position to have an alternative in place when the current charter expires. Our options include securing a new storage vessel, either under a charter agreement or a purchase, purchasing the vessel under the current FPSO charter pursuant to an option in the charter contract or extending the charter agreement for the current FPSO.

In April 2021, we signed a non-binding letter of intent with Omni Offshore Terminals Pte Ltd (“Omni”) to provide and operate a floating storage and offloading (“FSO”) unit at our Etame Marin field for up to 11 years upon the expiration of the current FPSO contract (the “Omni FSO Proposal”).

Our obligations under the letter of intent are subject to a number of conditions, including completion of due diligence to each party’s satisfaction and the negotiation and execution of a definitive agreement, and there is no assurance these conditions will be satisfied. Any definitive agreement may differ materially from the letter of intent and may contain conditions to closing, which may or may not be satisfied or waived by the parties. In addition, any such agreement will be subject to board approval by both parties as well as Etame joint-owner and Gabonese government approvals. Further, although we have no present intention to terminate the LOI or to abandon the Omni FSO Proposal, we may seek other opportunities if it is in the best interests of the Company.

For all of the foregoing reasons, there is no assurance that we will be able to agree to terms on a definitive binding agreement with Omni upon the expiration of the current FPSO contract, or at all.

Execution of any of the storage options, including the Omni FSO Proposal, requires significant lead time and may require a capital investment due to the specialized nature of such vessels. To become operational, significant engineering studies, platform modifications, mooring and pipeline surveys as well as installation must be completed. If we are not able to timely secure an alternative method of storing the crude oil we produce, then we will not be able to sell crude oil to our customers. Consequently, we would be required to shut in production until such time that we could offload the oil, and our results of operations would be materially adversely affected.

ITEM 6.  EXHIBITS

(a) Exhibits

3.1	Certificate of Incorporation as amended through May 7, 2014 (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on November 10, 2014 and incorporated herein by reference).
3.2	Third Amended and Restated Bylaws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 4, 2020 and incorporated herein by reference).
10.1*

Separation Agreement, by and between VAALCO Energy, Inc. and Cary Bounds, dated April 9, 2021 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 12, 2021 and incorporated herein by reference).

10.2*

Employment Agreement, by and between VAALCO Energy, Inc. and George Maxwell, effective as of April 19, 2021 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 12, 2021 and incorporated herein by reference).

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

VAALCO ENERGY, INC.

(Registrant)

By	:	/s/ Jason Doornik
Jason Doornik
Chief Accounting Officer and Controller (Interim Principal Financial Officer)

Dated: May 12, 2021