Form 10-K
period 2021-12-31
VAALCO ENERGY INC /DE/
filed 2022-03-11
CIK 894627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________________________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 1-32167

____________________________________________________

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No ☒

As of June 30, 2021, the aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates was approximately $175.0 million based on a closing price of $3.25 on June 30, 2021.

As of February 28, 2022, there were outstanding 58,669,028 shares of common stock, $0.10 par value per share, of the registrant.

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

•MMBbl — One million Bbls.

Terms used to describe legal ownership of crude oil and natural gas properties, and other terms applicable to our operations

•BWE Consortium — A consortium of the Company, BW Energy and Panoro Energy provisionally awarded two blocks, G12-13 and H12-13, in the 12th Offshore Licensing Round in Gabon.

•Carried interest — Working interest (as described below) where the carried interest owner’s share of costs is paid by the non-carried working interest owners. The carried costs are repaid to the non-carried working interest owners from the revenues of the carried working interest owner.

•Gabon — Republic of Gabon.

•Etame Consortium — A consortium of four companies granted rights and obligations in the Etame Marin block offshore Gabon under the Etame PSC.

•PSC — A production sharing contract; Etame PSC is the Etame Production Sharing Contract, as amended, and as it may be further amended, that we have entered into with Gabon, related to the Etame Marin block located offshore Gabon.

•FPSO — A floating, production, storage and offloading vessel.

•FSO – A floating storage and offloading vessel.

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

•Proved undeveloped crude oil and natural gas reserve, PUDs — Proved undeveloped crude oil and natural gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are intended to be covered by the safe harbors created by those laws. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, included in this Annual Report that address activities, events or developments that we expect or anticipate may occur in the future, including without limitation, statements regarding our financial position, operating performance and results, reserve quantities and net present values, market prices, business strategy, derivative activities, the amount and nature of capital expenditures, payment of dividends and plans and objectives of management for future operations are forward-looking statements. When we use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “forecast,” “outlook,” “aim,” “target,” “will,” “could,” “should,” “may,” “likely,” “plan,” and “probably” or the negative of such terms or similar expressions, we are making forward-looking statements. Many risks and uncertainties that could affect our future results and could cause results to differ materially from those expressed in our forward-looking statements include, but are not limited to:

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

•the ability of the BWE Consortium to successfully execute its business plan;

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

•our ability to effectively replace the FPSO;

•timing and amount of future production of crude oil and natural gas;

•hedging decisions, including whether or not to enter into derivative financial instruments;

•general economic conditions, including any future economic downturn, the impact of inflation, disruption in financial of credit;

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

Our forward-looking statements speak only as of the date the statements are made and reflect our best judgment about future events and trends based on the information currently available to us. Our results of operations can be affected by inaccurate assumptions we make or by risks and uncertainties known or unknown to us. Therefore, we cannot guarantee the accuracy of the forward-looking statements. Actual events and results of operations may vary materially from our current expectations and assumptions. Our forward-looking statements, express or implied, are expressly qualified by this “Cautionary Statement Regarding Forward-Looking Statements,” which constitute cautionary statements. These cautionary statements should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.

Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances occurring after the date of this Annual Report.

Risk Factor Summary

Below is a summary of our risk factors. The risks below are those that we believe are the material risks that we currently face, but are not the only risks facing us and our business. If any of these risks actually occur, our business, financial condition and results of operations could be materially adversely affected. See “Risk Factors” beginning on page 21 and the other information included elsewhere or incorporated by reference in this annual report for a discussion of factors you should carefully consider before deciding to invest in our common stock.

•Events outside of our control, such as the ongoing COVID-19 pandemic, could adversely impact our business, results of operations, cash flows, financial condition and liquidity.

•Our business requires significant capital expenditures, and we may not be able to obtain needed capital or financing to fund our exploration and development activities or potential acquisitions on satisfactory terms or at all.

•Unless we are able to replace the proved reserve quantities that we have produced through acquiring or developing additional reserves, our cash flows and production will decrease over time.

•The development of our estimated proved undeveloped reserves may take longer and may require higher levels of capital expenditures than we currently anticipate. Therefore, our estimated proved undeveloped reserves may not be ultimately developed or produced.

•All of the value of our current production and reserves is concentrated in a single block offshore Gabon, and any production problems or reductions in reserve estimates related to this property would adversely impact our business.

•We may not enter into definitive agreements with the BWE Consortium to explore and exploit new properties, and we may not be in a position to control the timing of development efforts, the associated costs or the rate of production of the reserves operated by the BWE Consortium or from any non-operated properties we have an interest in.

•Our offshore operations involve special risks that could adversely affect our results of operations.

•If we are not able to timely implement the transition to the FSO unit before the expiration of the FPSO contract in September 2022, our results of operations could be materially adversely affected.

•Acquisitions and divestitures of properties and businesses may subject us to additional risks and uncertainties, including that acquired assets may not produce as projected, may subject us to additional liabilities and may not be successfully integrated with our business. In addition, any sales or divestments of properties we make may result in certain liabilities that we are required to retain under the terms of such sales or divestments.

•We may experience a financial loss if our significant customer fails to pay us for our crude oil or natural gas or reduce the volume of crude oil and natural gas that they purchase from us.

•Our reserve information represents estimates that may turn out to be incorrect if the assumptions on which these estimates are based are inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present values of our reserves.

•If our assumptions underlying accruals for abandonment costs are too low, we could be required to expend greater amounts than expected.

•We could lose our interest in Block P if we do not meet our commitments under the production sharing contract.

•Commodity derivative transactions we enter into may fail to protect us from declines in commodity prices and could result in financial losses or reduce our income.

•Our business could be materially and adversely affected by security threats, including cybersecurity threats, and other disruptions.

•Production cuts mandated by the government of Gabon, a member of OPEC, could adversely affect our revenues, cash flow and results of operations.

•We have less control over our investments in foreign properties than we would have with respect to domestic investments, and added risk in foreign countries may affect our foreign investments.

•Our operations may be adversely affected by political and economic circumstances in the countries in which we operate.

•Our results of operations, financial condition and cash flows could be adversely affected by changes in currency exchange rates and by currency regulations.

•We operate in international jurisdictions, and we could be adversely affected by violations of the United States Foreign Corrupt Practices Act and similar worldwide anti-corruption laws.

•There are inherent limitations in all control systems, and misstatements due to error or fraud that could seriously harm our business may occur and not be detected.

•We may not have enough insurance to cover all of the risks we face.

•Our business could suffer if we lose the services of, or fail to attract, key personnel.

•Crude oil and natural gas prices are highly volatile and a depressed price regime, if prolonged, may negatively affect our financial results.

•Exploring for, developing, or acquiring reserves is capital intensive and uncertain.

•Material declines in crude oil and natural gas prices have required us, and may require us in the future, to take write-downs in the value of our crude oil and natural gas properties.

•Competitive industry conditions may negatively affect our ability to conduct operations.

•Competition due to advances in renewable fuels may lessen the demand for our products and negatively impact our profitability.

•Weather, unexpected subsurface conditions and other unforeseen operating hazards may adversely impact our crude oil and natural gas activities.

•An increased societal and governmental focus on ESG and climate change issues may adversely impact our business, impact our access to investors and financing, and decrease demand for our product.

•We face various risks associated with increased activism against crude oil and natural gas exploration and development activities.

•Compliance with environmental and other government regulations could be costly and could negatively impact production.

•The physical and regulatory impact of climate change could disrupt our business and cause us to incur significant costs in preparing for or responding to their effects.

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

STRATEGY

We own crude oil producing properties and conduct operating activities offshore West Africa with a focus on maximizing the value of our Gabon resources and expanding into new development opportunities across Africa. Our financial results are heavily dependent upon the margins between prices received for our offshore Gabon crude oil production and the costs to find and produce such crude oil. On September 25, 2018, the term of the Etame PSC with Gabon related to the Etame Marin block located offshore Gabon was extended through 2028 with two five-year options to extend the PSC (“PSC Extension”). The PSC Extension provides us with the extended time horizon necessary to pursue developing the resources we have identified at Etame. We also completed a dual listing of our common stock on the London Stock Exchange on September 26, 2019, which we believe will provide us access to additional sources of capital to help fund our growth objectives.

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

On October 11, 2021 we announced our entry into a consortium with BW Energy and Panoro Energy (the “BWE Consortium”) and that the BWE Consortium had been provisionally awarded two blocks, G12-13 and H12-13, in the 12th Offshore Licensing Round in Gabon.

The award is subject to concluding the terms of the production sharing contracts with the Gabonese government. BW Energy will be the operator with a 37.5% working interest and we and Panoro Energy will have a 37.5% working interest and 25% working interest, respectively, as non-operating joint owners.

In December 2021, we commenced our 2021/2022 drilling campaign offshore Gabon with the Etame 8-H well. We expect to drill a minimum of four wells with options to drill additional wells. In February 2022 we completed the drilling of the Etame 8-H well and moved the drilling rig to the Avouma platform to drill the Avouma 3H-ST1 development well, which is targeting the Gamba reservoir. The initial flow rate of the ETAME 8-H well was 5,000 BOPD, 2,560 BOPD net to VAALCO’s 58.8% working interest in 2022.

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

•Manage capital expenditures related to the Etame drilling program so that expenditures can be funded by cash on hand and cash from operations;

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

•Strategy related to BWE Consortium

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

In response to the oversupply of crude oil, global crude oil producers, including the Organization of Petroleum Exporting Countries and other oil producing nations (“OPEC+”), reached agreement in April 2020 to cut crude oil production. Further, in connection with the

OPEC+ agreement, the Minister of Hydrocarbons in Gabon requested that the Company reduce its production. In response to such request from the Minister of Hydrocarbons, between July 2020 and April 2021, the Company temporarily reduced production from the Etame Marin block. Currently, the Company’s production is not impacted by OPEC+ curtailments. In July 2021, OPEC+ agreed to increase production beginning in August 2021 and to gradually phase out prior production cuts by September 2022. The decision to increase in production was reaffirmed by an OPEC+ meeting held on February 2, 2022.

We considered the impact of the COVID-19 pandemic and the substantial decline in crude oil prices on the assumptions and estimates used for preparation of the financial statements. As a result, we recognized a number of material charges during the three months ended March 31, 2020, including impairments to our capitalized costs for proved crude oil and natural gas properties and valuation allowances on its deferred tax assets. These are discussed further in the notes to our consolidated financial statements included in this report.

For the year ended December 31, 2021, crude oil prices have improved, there were no disruptions to operations as a result of COVID-19 or any strain thereof, global economic activity has steadily increased, and oil demand has stabilized over multiple quarters removing much of the uncertainty and instability in the industry. Therefore, no additional charges or impairments were required for the twelve months ended December 31, 2021. Crude oil prices have continually increased and are currently at the highest levels seen in recent years. The average annual Brent price per barrel for the year ended December 31, 2020 was $41.96 and increased 69% to $70.86 for the year ended December 31, 2021. At the end of 2021 and continuing into 2022, travel-related restrictions have lessened, access to vaccines that reduce the spread and impact of COVID-19 and its variants have become more accessible and the global economy appears more flexible to continuing to effectively operate in a COVID-19 environment. However, while the business environment in 2021 improved, the COVID-19 situation and effects thereof remain fluid. A prolonged outbreak may have a material adverse impact on our financial results and business operations, including the timing and ability of us to complete future drilling campaigns and other efforts required to advance the development of our crude oil and natural gas properties. For further discussion on the impact on operations of the COVID-19 pandemic and the current crude oil pricing environment see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments.”

We are currently a party to an FPSO charter for the storage of all of the crude oil that we produce. This contract will expire in September 2022. On August 31, 2021, we and our co-venturers at Etame approved the Bareboat Contract and Operating Agreement (collectively, the “FSO Agreements”) with World Carrier Offshore Services Corp. to replace the existing FPSO with a Floating Storage and Offloading unit (“FSO”). The FSO Agreements require a prepayment of $2 million gross ($1.2 million, net to VAALCO) in 2021 and $5 million gross ($3.2 million net) in 2022 of which $6 million will be recovered against future rentals. No other prepayments are required under the FSO Agreements until the vessel is accepted by the Company at the Etame Marin Block location, which is expected during the third quarter of 2022. The Bareboat Contract contains purchase provisions and termination provisions. We currently do not expect to utilize the termination provisions under the FSO Agreements. In addition, total field level capital conversion estimates, to accept and implement the FSO, are $40 to $50 million gross ($26 to $32 million net to VAALCO).

The BWE Consortium of VAALCO, BW Energy and Panoro Energy was provisionally awarded two blocks in the 12th Offshore Licensing Round in Gabon. The award is subject to concluding the terms of production sharing contracts (“PSCs”) with the Gabonese government. BW Energy will be the operator with a 37.5% working interest, with VAALCO (37.5% working interest) and Panoro Energy (25% working interest) as non-operating joint owners. The two blocks, G12-13 and H12-13, are adjacent to our Etame PSC as well as BW Energy and Panoro’s Dussafu PSC offshore Southern Gabon, and cover an area of 2,989 square kilometers and 1,929 square kilometers, respectively.

On November 3, 2021, we announced that our board of directors adopted a quarterly cash dividend policy of an expected $0.0325 per common share commencing in the first quarter of 2022. On January 28, 2022, our board of directors declared a quarterly cash dividend of $0.0325 per share of common stock, which is payable on March 18, 2022 to stockholders of record at the close of business on February 18, 2022. Payment of future dividends, if any, and the establishment of future record and payment dates will be at the discretion of the board of directors after taking into account various factors, including current financial condition, the tax impact of repatriating cash, operating results and current and anticipated cash needs.

SEGMENT AND GEOGRAPHIC INFORMATION

For operating segment and geographic financial information, see Note 5 to the Consolidated Financial Statements. Our only reportable operating segments are Gabon and Equatorial Guinea.

Gabon Segment

Offshore – Etame Marin Block

Our most significant asset, which accounts for 100% of our current revenues, is the Etame PSC related to the Etame Marin block located offshore Gabon. The Etame Marin block covers an area of approximately 46,200 gross acres located 20 miles offshore in water depths of approximately 250 feet. Currently, our working interest in the Etame Marin block is 58.8%, and we are designated as the operator on behalf of the Etame Consortium. The block is subject to a 7.5% back-in carried interest by the government of Gabon, which they have assigned to a third party. Our working interest will decrease to 57.2% in June 2026 when the back-in carried interest increases to 10%.

Development

We commenced our 2019/2020 drilling campaign in September 2019 and completed the campaign in April 2020. In September 2019, we spud the Etame 9P appraisal wellbore at the Etame block offshore Gabon. In October 2019, the Etame 9P, targeting the subcropping Dentale reservoir, was successfully drilled to a total depth of 10,260 feet and encountered both Gamba and Dentale crude oil sands. In December 2019, VAALCO reached total depth of approximately 8,900 feet in drilling the Etame 9H development well and completed approximately 1,000 feet of the horizontal section within the Gamba reservoir as planned. The horizontal section of the Etame 9H development well is at the top of the Gamba structure where the high-quality reservoir is approximately 45 feet thick. After installing production equipment, the Etame 9H development well was brought online at an initial rate of 5,500 BOPD gross, (1,500 BOPD net to VAALCO’s 31.1% working interest in 2019).

Shortly after completion of the Etame 9H development well, we began drilling the Etame 11H horizontal development well from the Etame platform, targeting the same Gamba reservoir at a different location in the Etame block. We reached a total measured depth of approximately 9,022 feet in the Etame 11H development well and completed approximately 860 feet of horizontal section within the Gamba reservoir. Similar to Etame 9H well, the horizontal section of the Etame 11H well is at the top of the Gamba structure but at a different location. After installing production equipment, the Etame 11H well was brought online at an initial flow rate of approximately 5,200 BOPD gross, (1,400 BOPD net to VAALCO’s 31.1% working interest in 2020) , in early January 2020.

We drilled the SE Etame 4P appraisal wellbore to evaluate a Gamba step out area in the Etame block during the first quarter of 2020. With the drilling of the SE Etame 4P appraisal wellbore, we satisfied the drilling commitment as part of the PSC Extension that we signed in late 2018. The SE Etame 4P appraisal wellbore indicated the presence of approximately 1.0 to 2.0 MMBbls of hydrocarbons in the Gamba reservoir, and the Company began drilling a third development well, the SE Etame 4H as part of the 2019/2020 drilling campaign. This development well was brought online in late March of 2020. With respect to all of the wells drilled in the 2019/2020 drilling campaign, we did not encounter hydrogen sulfide (“H2S”) in either the Gamba or Dentale reservoirs, which could impact the safety and marketability of production from those wells.

As discussed above, in December 2020, we completed the acquisition of approximately 1,000 square kilometers of new dual-azimuth proprietary 3-D seismic data over the entire Etame Marin block. We expect the seismic data to enhance sub-surface imaging by merging legacy data with newly acquired seismic allowing for the first continuous 3-D seismic over the entire block. The processing of the seismic data began in January 2021, and was completed by the fourth quarter of 2021. The seismic data will be used to optimize and de-risk future drilling locations and potentially identify new drilling locations. We commenced the 2021/2022 drilling campaign in December 2021 with the drilling of the Etame 8-H development well. We anticipate the costs of the 2021/2022 drilling program to have an estimated cost of $117.0 million to $143 million gross, or $74.0 million to 91.0 million, net to VAALCO’s 63.6% participating interest. In February 2022, we completed the drilling of the Etame 8-H well and moved the drilling rig to the Avouma platform to drill the Avouma 3H-ST1 development well, which is targeting the Gamba reservoir. The initial flow rate of the ETAME 8-H well was 5,000 BOPD, 2,560 BOPD net to VAALCO’s 58.8% working interest in 2022.

Production

Production operations in the Etame Marin block include eleven platform wells, plus three subsea wells tied back by pipelines to deliver crude oil and associated natural gas through a riser system to allow for delivery, processing, storage and ultimately offloading the crude oil from a leased FPSO vessel anchored to the seabed on the block. Production from seven of our wells is aided by electric submersible pumps (“ESPs”). We currently have fourteen producing wells. The FPSO can process up to approximately 25,000 BOPD and 30,000 Bbls of total fluids per day. For the years ended December 31, 2021, 2020 and 2019, aggregate production from the block was approximately 5.4 MMBbls (2.6 MMBbls net to us), 6.6 MMBbls (1.8 MMBbls net to us) and 4.7 MMBbls (1.3 MMBbls net to us), respectively. Our net share of barrels produced reflects an allocation of cost oil and profit oil after reduction for a royalty of approximately 13%. Periodically, we perform workovers on our wells to maintain or restore production. For further discussion on workovers see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments.”

Hydrogen Sulfide Impact

Four of our wells are currently shut-in for safety and marketability reasons because of high levels of H2S. These wells have been excluded from the above-referenced well count. H2S was not encountered in any of the wells or appraisal wellbores drilled in the 2019/2020 drilling campaign and thus far in the 2021/2022 drilling campaign. To re-establish and maximize production from the impacted areas, additional capital investment will be required, including the construction of one or more processing facilities capable of removing H2S, the recompletion of the temporarily abandoned wells and the potential drilling of additional wells. We have determined that these identified processing facilities are not the most economically attractive use of the Company’s resources at current crude oil prices. As of December 31, 2021, we had no proved reserves booked for the wells impacted by high levels of H2S.

Exploration

At December 31, 2021, we had $13.7 million in undeveloped leasehold costs related to the Etame Marin block. These costs are associated with the exploitation area expansion related to the PSC Extension and acquisition of Sasol’s interest in the Sasol Etame Marin block.

Abandonment Costs

Under the Etame PSC terms, the Etame Consortium has agreed to a cash funding arrangement for the eventual abandonment of all offshore wells, platforms and facilities on the Etame Marin block. We are required under the Etame PSC to conduct abandonment studies to update the amounts being funded for the eventual abandonment of the offshore wells, platforms and facilities on the Etame Marin block. The most recent abandonment study was completed in 2021 and resulted in estimated gross abandonment costs of approximately $81.3 million ($47.8 million, net to VAALCO) on an undiscounted basis. Through December 31, 2021, $37.1 million ($21.8 million, net to VAALCO) on an undiscounted basis has been funded. The annual abandonment cost requirements net to VAALCO’s 58.8% working interest, are expected to be $5.8 million in 2022 and, once the 2021 abandonment study has been approved by Ministry of Hydrocarbons in Gabon, a revised funding schedule will be established. Amounts paid are reimbursable through a “Cost Account” under the Etame PSC, which accumulates capital costs and operating expenses that are deductible against revenues, net of royalties, in determining taxable profits. These amounts are non-refundable. Our estimated liabilities for the abandonment of these Gabon offshore facilities as of December 31, 2021 and 2020 were $40.7 million and $17.3 million, respectively, which are included in the total “Asset retirement obligation” line item on our consolidated balance sheets as of December 31, 2021 and 2020. Initial recording of this liability is offset by a corresponding capitalization of asset retirement costs reflected under “Crude oil and natural gas properties and equipment – successful efforts method” in the line item “Wells, platforms and other production facilities” on our consolidated balance sheets as of December 31, 2021 and 2020.

Equatorial Guinea Segment

We acquired a 31% working interest in an undeveloped portion of a block (“Block P”) offshore Equatorial Guinea in 2012. The Equatorial Guinea Ministry of Mines and Hydrocarbons (“EG MMH”) approved our appointment as the operator of Block P on November 12, 2019. We acquired an additional working interest of 12% from Atlas Petroleum, thereby increasing our working interest to 43% in 2020, in exchange for a potential future payment of $3.1 million to Compania Nacional de Petroles de Guinea Equitoria, (“GEPetrol”) in the event that there is commercial production from Block P. On August 27, 2020, the amendment to the production sharing contract to ratify the Company’s increased working interest and appointment as operator was approved by the EG MMH. In April 2021 Crown Energy, who held a 5% working interest, elected to default on its obligations from Block P. On April 12, 2021, the majority of non-defaulting parties, as required by the Block P joint operating agreement, assigned the defaulting party’s interest to the non-defaulting parties. As a result, VAALCO’s working interest will increase to 45.9% once the EG MMH approves a new amendment to the production sharing contract. We have completed a feasibility study of a standalone development concept of the Venus discovery on Block P. We, working closely with the other joint venture owners, are now in the process of finalizing the plan of development before submitting it to the EG MMH for their approval.

 As of December 31, 2021 and 2020, we had $10.0 million recorded for the book value of the undeveloped leasehold costs associated with the Block P license.

We and our joint venture owners are evaluating the timing and budgeting for development and exploration activities under a development and production area in the block, including the approval of a development and production plan for the Venus Discovery. The Block P production sharing contract provides for a development and production period of 25 years from the date of approval of a development and production plan.

OPEC+ Production Reductions

Near the end of 2019, OPEC had an agreement in place to reduce production by a total of 1.2 MBOPD until March 2020. In April 2020, countries within OPEC+ reached an agreement to cut crude oil production to reduce the gap between excess supply and demand, in an effort to stabilize the international oil market. Gabon undertook measures to comply with such OPEC+ production quota agreement and, as a result, the Minister of Hydrocarbons in Gabon requested that we reduce our production. In response to the request from the Minister of Hydrocarbons, in July 2020 through April 2021, we temporarily reduced production from the Etame Marin block. In July 2021, OPEC+ agreed to increase production beginning in August 2021 and to gradually phase out prior production cuts by September 2022. The decision to increase production was reaffirmed by an OPEC+ meeting held on February 2, 2022.

DRILLING ACTIVITY

As discussed above, we commenced the 2019/2020 drilling campaign in September 2019. The following table sets forth the total number of completed exploratory and development wells drilled in 2021, 2020 and 2019 on a gross and net basis:

	International
	Gross			Net
	2021	2020	2019	2021	2020	2019
Exploratory wells
Productive	—	1	1	—	0.3	0.3
Dry	—	—	—	—	—	—
In progress	—	—	—	—	—	—
Development wells
Productive	—	2	1	—	0.6	0.3
Dry	—	—	—	—	—	—
In progress	1	—	1	0.6	—	0.3
Total wells	1	3	3	0.6	0.9	0.9

In December 2021 we began drilling the ETAME 8-H development well that was completed in February 2022.

ACREAGE AND PRODUCTIVE WELLS

Below is the total acreage under lease or covered by the Etame PSC and Block P and the total number of productive crude oil wells as of December 31, 2021

	Developed			Undeveloped		Total
Acreage in thousands	Gross		Net	Gross	Net	Gross	Net
Etame	6.9		4.1	39.4	23.1	46.3	27.2
Block P	—		—	57.3	26.3	57.3	26.3
Total acreage	6.9		4.1	96.7	49.4	103.6	53.5

Productive crude oil wells	14.0	(1)	8.2

(1)Excludes four wells shut-in due to the presence of high levels of H2S. All wells included in the table are Etame Marin block.

RESERVE INFORMATION

Estimated Reserves and Estimated Future Net Revenues

Reserve Data

In accordance with the current SEC guidelines, estimates of future net cash flow from our properties and the present value thereof are made using the average of the first-day-of-the-month price for each of the twelve months of the year adjusted for quality, transportation fees and market differentials. Such prices are held constant throughout the life of the properties except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. For 2021, the average of such price used for our reserve estimates was $69.10 per Bbl for crude oil from Gabon. This compares to the average of such price used for 2020 of $42.46 per Bbl and $63.60 per Bbl for 2019.

Reserves reported below consist of net proved reserves related to the Etame Marin block located offshore Gabon in West Africa. The Company currently has no other proved net crude oil or natural gas reserves. The table below sets forth our estimated net proved reserve quantities for the years ended December 31, 2021, 2020 and 2019 as prepared by our independent petroleum engineering firm, Netherland, Sewell & Associates, Inc. (“NSAI”). The 2021 information includes the Sasol interest in the Etame Marin block as we acquired Sasol’s interest on February 25, 2021.

	As of December 31,
	2021	2020	2019
	(in thousands)
Crude oil
Proved developed reserves (MBbls)	7,227	3,216	4,966
Proved undeveloped reserves (MBbls)	3,991	—	—
Total proved reserves (MBbls)	11,218	3,216	4,966

Standardized Measure and Changes in Proved Reserves

The following table shows changes in total proved reserves for all presented years:

Proved Reserves	Crude Oil (MBbls)
(in thousands)
Balance at January 1, 2019	5,370
Production	(1,269)
Revisions of previous estimates	865
Balance at December 31, 2019	4,966
Production	(1,776)
Extensions and discoveries	497
Revisions of previous estimates	(471)
Balance at December 31, 2020	3,216
Production	(2,599)
Purchase of reserves	2,633
Revisions of previous estimates	7,968
Balance at December 31, 2021	11,218

	As of December 31,
	2021	2020	2019
	(in thousands)
Standardized measure of discounted future net cash flows	$99,258	$14,733	$70,431

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

We do not reflect proved reserves on discoveries in our reserve estimates until such time as a development plan has been prepared and approved by our joint venture owners and the government, where applicable. At December 31, 2019, the reserves associated with the Etame 9H were reclassified from proved undeveloped reserves to proved developed producing reserves. The reserves associated with the South Tchibala 3H well were removed from proved undeveloped volumes because VAALCO and the Etame joint venture owners decided to remove the well from the 2019 development schedule and instead drill the Etame 11H. Drilling and completing the Etame 11H well resulted in reserve additions classified as proved developed nonproducing reserves at year end 2019. In 2020, we completed the Southeast Etame 4H development whose reserves is included in extensions and discoveries in the December 2020 balance. In February 2021, we completed the acquisition of Sasol’s interest in the Etame Marin block. The reserves associated with the acquisition is included in the purchase of reserves category of the December 2021 balance.

In comparing the net proved reserves of 11.2 MMBbls at December 31, 2021 to the 3.2 MMBbls at December 31, 2020, we added 2.6 MMBbls of reserves due to the acquisition of Sasol’s interest in the Etame Marin block and 8.0 MMBbls of reserves through positive revisions of previous estimates. 3.0 MMBbls of the positive revisions were due to price of and 5.0 MMBbls of positives revision through performance and PUDS. The increase of 63% in the average of the first-day-of-the-month prices for each of the twelve months of the year, adjusted for quality, transportation fees and market differentials required by SEC rules to determine reserves, was $69.10 for the 2021 year-end report from $42.46 for the 2020 year-end report.

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

Historically, we have reviewed on an annual basis all of our proved undeveloped reserves (“PUDs”) to ensure an appropriate plan for development exists. At December 31, 2021, we had four PUD well locations included in our reserves which we expect to complete in

2022. At December 31, 2020, we had no PUDs due to current SEC pricing. At December 31, 2019, we had no PUDs because future development wells had not been approved by joint venture owners.

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

Net Volumes sold, Prices, and Production Costs

Net volumes sold, average sales prices per unit, and production costs per unit for our 2021, 2020 and 2019 operations are shown in the tables below. All volumes are for crude oil produced from the Etame Marin block.

	Year Ended December 31,
	2021	2020	2019
Net crude oil sales (MBbl)	2,711	1,627	1,251
Average crude oil sales price ($/Bbl)	$70.66	$40.29	$65.20
Average production expense ($/Bbl)	$29.97	$22.93	$30.13

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

CUSTOMERS

For the years ended December 31, 2021, 2020 and 2019, we sold our crude oil production from Gabon under a term contract with pricing based upon an average of Dated Brent in the month of lifting, adjusted for location and market factors. For the year ended December 31, 2018 through January 31, 2019, the contracted purchaser was Glencore Energy UK Ltd. (“Glencore”). Our contract with Mercuria Energy Trading SA covered crude oil sales from February 2019 through January 2020. Our contract with ExxonMobil Sales and Supply LLC (“ExxonMobil”), covered crude oil sales from February 2020 through January 2021 with pricing based upon an average of Dated Brent in the month of lifting, adjusted for location and market factors. In December 2020, the contract with ExxonMobil was amended to extend the date of the contract through the end of July 2021. In July 2021, the contract with ExxonMobil was amended to extend the date of the contract through the end of January 2022. In January 2022, the contract with ExxonMobil was amended to extend the date of the contract through the end of July 2022.

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

Demographics

As of December 31, 2021, we had 117 full-time employees, 80 of whom were located in Gabon. We are not subject to any collective bargaining agreements, although some of the national employees in Gabon are members of the NEOP (National Organization of Petroleum Workers) union. We believe relations with our employees are satisfactory.

Diversity and Inclusion

We value building diverse teams, embracing different perspectives and fostering an inclusive, empowering work environment for our employees. We have a long-standing commitment to equal employment opportunity as evidenced by the Company’s Equal Employment Opportunity policy. Approximately 5% of our management team are female employees and 93.8% of our Gabon workforce is Gabonese.

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

COVID-19 Pandemic

In response to the COVID-19 pandemic, related government legislation and guidelines and orders issued by key authorities, we implemented changes that we determined were in the best interest of our employees, as well as the communities in which we operate. These changes included quarantining and testing of employees and persons before going to our offshore platforms, having the majority of our employees work from home for several months, and implementing additional safety measures for employees continuing critical on-site work. We continue to maintain a high level of safety protocols and embrace a flexible working arrangement for our employees in Houston.

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

Private crude oil companies have been allowed to conduct petroleum operations in Equatorial Guinea through PSCs signed by the minister responsible for petroleum operations on behalf of Equatorial Guinea. PSCs are subject to ratification by the President of the Republic of Equatorial Guinea and become effective only on the date the contractor is notified of presidential ratification. The powers to sign and amend PSCs and supervise their performance belong to the ministry responsible for petroleum operations. In addition, the national oil company of Equatorial Guinea, GEPetrol, holds, manages and takes participations in petroleum activities on behalf of Equatorial Guinea.

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

In addition, a number of governmental bodies have adopted, have introduced or are contemplating regulatory changes in response to the potential impact of climate change and to the lobbying effects of various climate change non-governmental organizations. Legislation and increased regulation regarding climate change could impose significant costs on us, our joint venture owners, and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting, and other costs to comply with such regulations. For example, in April 2016, 195 nations, including Gabon, Equatorial Guinea and the United States, signed and officially entered into an international climate change accord (the “Paris Agreement”). The Paris Agreement calls for signatory countries to set their own greenhouse gas emissions targets, make these emissions targets more stringent over time and be transparent about the greenhouse gas emissions reporting and the measures each country will use to achieve its greenhouse gas targets. A long-term goal of the Paris Agreement is to limit global temperature increase to well below two degrees Celsius from temperatures in the pre-industrial era. The Paris Agreement is effectively a successor agreement to the Kyoto Protocol treaty, an international treaty aimed at reducing emissions of greenhouse gases, to which various countries and regions are parties. In August 2017, the U.S. Department of State officially informed the United Nations of the United States’ intent to withdraw from the Paris Agreement, with such withdrawal becoming effective in November 2020. However, on January 20, 2021, President Biden issued written notification to the United Nations of the United States’ intention to rejoin the Paris Agreement, which took effect on February 19, 2021 and on April 22, 2021, President Biden announced a target for the US to achieve a 50-52 percent reduction from 2005 levels in economy-wide GHG emissions by 2030. Given the political significance and uncertainty around the impact of climate change and how it should be dealt with, we cannot predict how legislation and regulation, including the Paris Agreement and any related greenhouse gas emissions targets, potential prices on carbon emissions, regulations or other requirements, will affect our financial condition and operating performance. In addition, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry could harm our reputation or impact the marketability of crude oil and natural gas. The potential physical impacts of climate change on our operations are highly uncertain and would be particular to the geographic circumstances in areas in which we operate. These may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels, and changing temperatures. These impacts may adversely impact the cost, production, and financial performance of our operations.

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

•we have experienced a cybersecurity attack and may face cybersecurity issues in the future, as digital technologies may become more vulnerable and experience a higher rate of cyberattacks in the current environment of remote connectivity;

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

At December 31, 2021, we had four PUDS. As discussed above in “Item 1. Business — Segment and Geographic Information — Gabon Segment”, we commenced our 2019/2020 drilling program during September 2019 and completed the program with the last well being completed in March 2020. Further, the 2021/2022 program commenced in Etame in December of 2021 with Etame 8H-ST well and is expected to include two development wells and two appraisal wells.

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

The development of our estimated proved undeveloped reserves may take longer and may require higher levels of capital expenditures than we currently anticipate. Therefore, our estimated proved undeveloped reserves may not be ultimately developed or produced.

At December 31, 2021, approximately 36 percent of our total estimated proved reserves were undeveloped and we had four PUD well locations included in our reserves. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling. Our reserves data assumes that we can and will make these expenditures and conduct these operations successfully. These assumptions, however, may not prove correct. Our reserve report at December 31, 2021 includes estimates of total future development costs over the next five years associated with our proved undeveloped reserves of approximately $61 million, net to VAALCO’s working interest at December 31, 2021. Delays in the development of our reserves, increases in costs to drill and develop such reserves, or decreases in commodity prices will reduce the value of our estimated proved undeveloped reserves and future net revenues estimated for such reserves and may result in some projects becoming uneconomic. If we choose not to spend the capital to develop these reserves, or if we are not otherwise able to successfully develop these reserves, we will be required to write-off these reserves. In addition, under the SEC’s reserve rules, because proved undeveloped reserves may be recognized only if they relate to wells planned to be drilled within five years of the date of their initial recognition, we may be required to write-off any proved undeveloped reserves that are not developed within this five-year time frame.

All of the value of our current production and reserves is concentrated in a single block offshore Gabon, and any production problems or reductions in reserve estimates related to this property would adversely impact our business.

The Etame Marin block consists of 14 producing wells. Production from the block constituted 100% of our total production for the year ended December 31, 2021. In addition, at December 31, 2021, 100% of our total reserves were attributable to the block. Further, if mechanical problems, storms or other events, including COVID-19 infections and quarantines, curtailed a substantial portion of this production, or if the actual reserves associated with this producing property are less than our estimated reserves, our results of operations, financial condition, and cash flows could be materially adversely affected.

Because our properties are currently concentrated in the same geographic area, many of our rights under the Etame PSC will be affected by the same conditions at the same time, resulting in a relatively greater impact on our results of operations than with respect to companies that have a more diversified portfolio of licenses and properties located across diverse geographic areas.

We may not enter into definitive agreements with the BWE Consortium to explore and exploit new properties, and we may not be in a position to control the timing of development efforts, the associated costs or the rate of production of the reserves operated by the BWE Consortium or from any non-operated properties we have an interest in.

On October 11, 2021 we announced our entry into a consortium with BW Energy and Panoro Energy (the “BWE Consortium”) and that the BWE Consortium had been provisionally awarded two blocks, G12-13 and H12-13, in the 12th Offshore Licensing Round in Gabon. The award is subject to concluding the terms of the production sharing contracts with the Gabonese government. BW Energy will be the operator with a 37.5% working interest and we and Panoro Energy will have a 37.5% working interest and 25% working interest, respectively, as non-operating joint owners. The joint owners in the BWE Consortium intend to reprocess existing seismic and carry out a 3-D seismic campaign on these two blocks and have also committed to drilling exploration wells on both blocks. Our obligations within the BWE Consortium are subject to a number of conditions, including the negotiation and execution of production sharing contracts with the Gabonese government, as well the entry into joint operating agreements with our joint interest owners. There is no assurance that we will be able to agree to terms on definitive production sharing contracts with the Gabonese government nor joint operating agreements with the joint owners in the BWE Consortium. If we are unable to negotiate and enter into definitive agreements with each party, we may not be able to explore, develop and exploit new properties, and our results of operations could be materially adversely affected.

We may have limited control, over matters relating to the development and exploitation activities, including the timing of and capital expenditures for such activities, in projects where we are not the operator, including properties operated by the BWE Consortium.  The success and timing of development and exploitation activities on such properties, depends upon a number of factors, including:

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

•the rate of production of the reserves; and/or

•the operator’s desire to drill more wells or build more facilities on a project inconsistent with our capital budget, whether on a cash basis or through financing, which may limit our participation in those projects or limit the percentage of our revenues from those projects.

The occurrence of any of the foregoing events could have a material adverse effect on our anticipated exploration and development activities.

Our offshore operations involve special risks that could adversely affect our results of operations.

Offshore operations are subject to a variety of operating risks specific to the marine environment. Our production facilities are subject to hazards such as capsizing, sinking, grounding, collision and damage from severe weather conditions. The relatively deep offshore drilling conducted by us involves increased drilling risks of high pressures and mechanical difficulties, including stuck pipe, collapsed casing and separated cable. We have experienced pipeline blockages in the past and may experience additional pipeline blockages in the future. The impact that any of these risks may have upon us is increased due to the low number of producing properties we own. We could incur substantial expenses that could reduce or eliminate the funds available for exploration, development or license acquisitions, or result in loss of equipment and license interests.

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

In addition, in the event of a well control incident, containment and, potentially, cleanup activities for offshore drilling are costly. The resulting regulatory costs or penalties, and the results of third-party lawsuits, as well as associated legal and support expenses, including costs to address negative publicity, could well exceed the actual costs of containment and cleanup. As a result, a well control incident could result in substantial liabilities for us, and have a significant negative impact on our earnings, cash flows, liquidity, financial position, and stock price.

If we are not able to timely implement the transition to the FSO unit before the expiration of the FPSO contract in September 2022, our results of operations could be materially adversely affected.

As an offshore producer, we depend on our FPSO to store all of the crude oil we produce prior to sale to our customers. Our current FPSO contract expires in September 2022. On August 31, 2021, we and our Etame co-venturers approved the Bareboat Contract and Operating Agreement with World Carrier Offshore Services Corp. to replace the existing FPSO with a FSO unit at the Etame Marin block offshore Gabon for up to eight years with additional option periods available upon the expiration of the current FPSO contract in September 2022. The transition to the FSO unit will require a significant lead time and may require a capital investment due to the specialized nature of such vessels. To become operational, significant engineering studies, platform modifications, mooring and pipeline surveys as well as installation must be completed. If we are not able to timely implement the transition to the FSO unit as our alternative method of storing the crude oil we produce, then we will not be able to sell crude oil to our customers. Consequently, we would be required to shut in production until such time that we could offload the oil, and our results of operations would be materially adversely affected.

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

We have been reliant on a small number of significant customers for sales of our crude oil production. Currently, ExxonMobil is our customer, and sales of crude oil to ExxonMobil accounted for approximately 100% of revenues sold to customers for the 2021 fiscal year. In December 2020, our contract with ExxonMobil was extended until July 2021 and in July 2021, the contract with ExxonMobil was subsequently amended to extend the date of the contract through the end of January 2022. In January 2022, our contract with ExxonMobil was extended until July 2022. Our ability to collect payments from the sale of crude oil and natural gas to our customers depends on the payment ability of our customer base, which may include a small number of significant customers. If our significant customers fail to pay us for any reason, we could experience a material loss. In addition, if our significant customers cease to purchase our crude oil or natural gas or reduce the volume of the crude oil or natural gas that they purchase from us, the loss or reduction could have a detrimental effect on our production volumes and may cause a temporary interruption in sales of, or a lower price for, our crude oil and natural gas.

Our reserve information represents estimates that may turn out to be incorrect if the assumptions on which these estimates are based are inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present values of our reserves.

There are numerous uncertainties inherent in estimating quantities of proved crude oil and natural gas reserves, including many factors beyond our control. Reserve engineering is a subjective process of estimating the underground accumulations of crude oil and natural gas that cannot be measured in an exact manner. The estimates included in this document are based on various assumptions required by the SEC, including non-escalated prices and costs and capital expenditures subsequent to December 31, 2021, and, therefore, are inherently imprecise indications of future net revenues. Actual future production, revenues, taxes, operating expenses, development expenditures and quantities of recoverable crude oil and natural gas reserves may vary substantially from those assumed in the estimates. Any significant variance in these assumptions could materially affect the estimated quantity and value of our reserves.

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

The estimated future net revenues attributable to our net proved reserves are prepared in accordance with current SEC guidelines and are not intended to reflect the fair market value of our reserves. In accordance with the rules of the SEC, our reserve estimates are prepared using an average of the first day of the month prices received for crude oil and natural gas for the preceding twelve months. Future reductions in prices, below the average calculated for 2021, would result in the estimated quantities and present values of our reserves being reduced.

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

As part of the Etame Marin block production license, we are subject to an agreed upon cash funding arrangement for the eventual abandonment of all offshore wells, platforms and facilities on the Etame Marin block. Based upon the most recent abandonment study completed in November 2021, the abandonment cost estimate used for this purpose is approximately $81.3 million ($47.8 million net to VAALCO’s 58.8% working interest) on an undiscounted basis. On an annual basis over the remaining life of the production license, we must fund a portion of these estimated abandonment costs. See “Item 1. Business – Segment and Geographic Information – Gabon Segment — Abandonment Costs,” for further information. Future changes to the anticipated abandonment cost estimates could change our asset retirement obligations and increase the amount of future abandonment funding payments we are obligated to make.

We could lose our interest in Block P if we do not meet our commitments under the production sharing contract.

Our Block P production sharing contract provides for a development and production period of 25 years from the date of approval of a development and production plan. We and our joint venture owners are evaluating the timing and budgeting for development and exploration activities in the block, including the approval of a development and production plan. We have completed a feasibility study of a standalone production development opportunity of the Venus discovery on Block P, but there can be no certainty any such transaction will be completed or that we will be able to commence drilling operations in Block P. If the joint venture owners of Block P fail to meet the commitments under the production sharing contract amendment, our capitalized costs of $10.0 million associated with Block P interest would be impaired.

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

The following are the hedges outstanding at December 31, 2021:

Settlement Period	Type of Contract	Index	Barrels	Weighted Average Price
January 2022	Swaps	Dated Brent	60,794	$53.10
January 2022 to February 2022	Swaps	Dated Brent	191,060	$67.70
March 2022 to June 2022	Swaps	Dated Brent	460,000	$72.00
			711,854

The following are the additional hedges entered into in 2022:

Settlement Period	Type of Contract	Index	Barrels	Weighted Average Price
April 2022 to June 2022	Swaps	Dated Brent	234,000	$85.01
July 2022 to September 2022	Swaps	Dated Brent	375,000	$76.53
			609,000

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

In addition, as a result of the COVID-19 pandemic, in the U.S., we adopted a hybrid work-from-home policy in September 2021, and we expect this practice to continue for the foreseeable future. For our Gabon offices our employees are working in the offices on a full time basis and expected to work normal business hours.

Remote work and remote access increase our vulnerability to cybersecurity attacks. We may see an increase in cyberattack volume, frequency and sophistication driven by the global enablement of remote workforces. We seek to detect and investigate unauthorized attempts and attacks against our network, products and services and to prevent their recurrence where practicable through changes to our internal processes and tools and changes or updates to our products and services; however, we remain potentially vulnerable to additional known or unknown threats. In some instances, we could be unaware of an incident or its magnitude and effects.

Any cyber incident could damage our reputation and lead to financial losses from remedial actions, loss of business or potential liability. Additionally, certain cyber incidents, such as surveillance, may remain undetected for an extended period.

Production cuts mandated by the government of Gabon, a member of OPEC, could adversely affect our revenues, cash flow and results of operations.

After terminating its membership with OPEC in 1995, Gabon rejoined OPEC as a full member in July 2016. Historically and from time to time, members of OPEC have entered into agreements to reduce worldwide production of crude oil, including the agreement reached in April 2020 among OPEC member countries and other leading allied producing countries (collectively, “OPEC+”) to reduce the gap between excess supply and demand in an effort to stabilize the international oil market. Gabon undertook measures to comply with such

OPEC+ production quota agreement. As a result, the Minister of Hydrocarbons in Gabon requested that we reduce our production beginning in July 2020 and continuing through April 30, 2021 in compliance with the OPEC+ mandate, and we took measures to reduce our production. Currently, our production is not impacted by OPEC+ curtailments, however any future reduction in VAALCO’s crude oil production or export activities for a substantial period could materially and adversely affect our revenues, cash flow and results of operations.

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

For example, the Gabonese government’s oil company may seek to participate in crude oil and natural gas projects in a manner that could be dilutive to the interest of current license holders and the Gabonese government is under pressure from the Gabonese labor union to require companies to hire a higher percentage of Gabonese citizens. In 2016, the government of Gabon conducted an audit of our operations in Gabon, covering the years 2013 through 2014. We received the findings from this audit and responded to the audit findings in January 2017. Since providing our response, there have been changes in the Gabonese officials responsible for the audit. We are working with the current representatives to resolve the audit findings. Between 2019 and 2021, the government of Gabon conducted an audit of our operations in Gabon, covering the years 2015 and 2016. We have not yet received the findings from this audit. While we do not anticipate that the assessments related to these audits will have a significant, if any, negative impact on our reported earnings or cash flows, we can make no assurances that this will be the case. In addition, if a dispute arises with respect to our foreign operations, we may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons, especially foreign crude oil ministries and national oil companies, to the jurisdiction of the United States.

In December 2021, the Bank of Central African States (“BEAC”), which is the central bank for the Central African Economic and Monetary Community (“CEMAC”) passed new regulations and instructions for the CEMAC FX regulations which was introduced in 2018 that only apply to the extractive industry. This was done by BEAC after prolonged discussions and negotiations with the extractive industries operating in the CEMAC region. The intent of the new regulations is to ensure the application of the FX regulations as of January 1, 2022, without impeding the operations of the extractive industry. Due to the lack of necessary banking infrastructure and preparedness by the banking sector and the various government agencies to apply the new regulations, it is foreseeable that we will run the risk of seeing delays in paying our vendors and domiciliation of goods and services into the CEMAC region throughout 2022 and possibly beyond.

As part of securing the first of two five-year extensions to the Etame PSC in 2016, we agreed to a cash funding arrangement for the eventual abandonment of all offshore wells, platforms and facilities on the Etame Marin block. On March 5, 2019, in accordance with certain foreign currency regulatory requirements, the Gabonese branch of the international commercial bank holding the abandonment funds in a U.S. dollar denominated account converted at the request of BEAC the funds in U.S. dollars to franc CFA the currency of the CEMAC, of which Gabon is one of the six member-states. The Etame PSC provides these payments must be denominated in U.S. dollars and the CEMAC FX regulations provide for establishment of a U.S. dollar account with BEAC. Although we requested establishment of such account, BEAC did not comply with our requests until February 2021. As a result, we were not able to make the annual abandonment funding payments in 2019 and 2020. In February 2021, BEAC authorized us to apply for a U.S. dollar denominated escrow account for the abandonment fund at Citibank Gabon (“Citibank”). Working with Citibank, on March 12, 2021 we filed the application to open the account and are currently awaiting the approval of the account from the Central Bank. Accordingly, we were not able to make our funding payment in 2021. In December 2021, as part of the new FX regulations issued by BEAC, they allowed for opening of U.S. dollars escrow accounts for the abandonment funds at BEAC and are currently working with the extractive industry to formulate the agreements which are expected to be finalized in 2022 that regulates these accounts. Accordingly, pursuant to Amendment No. 5 of the Etame PSC that required these funds to be in U.S. dollars, once the account for the U.S. dollars abandonment fund is open at BEAC we will resume our funding of the abandonment fund in compliance with the Etame PSC. For additional information, see “–Our results of operations, financial conditions and cash flows could be adversely affected by changes in currency exchange rates and regulations.”

Private ownership of crude oil and natural gas reserves under crude oil and natural gas leases in the United States differs distinctly from our rights in foreign reserves where the state generally retains ownership of the minerals, and in many cases participates in, the exploration and production of hydrocarbon reserves. Accordingly, operations outside the United States may be materially affected by host governments through royalty payments, export taxes and regulations, surcharges, value added taxes, production bonuses and other charges. For instance, the terms of the Etame PSC include provisions for, among other things, payments to the government of Gabon for a 13% royalty interest based on crude oil production at published prices and payments for a shared portion of “profit oil”, based on daily production rates, which such “profit oil” has been and can continue to be taken in-kind through taking crude oil barrels rather than making cash payments.

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

While our management has concluded that our internal control over financial reporting was effective as of December 31, 2021, our management does not expect that our internal controls and disclosure controls will prevent or detect all possible errors or all instances of fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, an evaluation of controls can only provide reasonable assurance that all material control issues and instances of fraud, if any, in our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistakes. Further, controls can be circumvented by the individual acts of some persons or by two or more persons acting in collusion. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of inherent limitations in any control system designed under a cost-effective approach, misstatements due to error or fraud may occur and not be detected. A failure of our controls and procedures to detect error or fraud could seriously harm our business and results of operations.

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

A combination of factors, including a substantial decline in global demand for crude oil caused by the COVID-19 pandemic and subsequent mitigation efforts, as well as market concerns about the ability of OPEC+ to agree on a perceived need to implement production cuts in response to weaker worldwide demand, caused an unprecedented decline in crude oil and natural gas prices during the first six months of 2020. Although crude oil prices increased to approximately $77 per barrel for Brent crude as of December 31, 2021 and have further improved since year-end, adverse economic effects caused by the COVID-19 pandemic, as well as the various other factors described above, could result in additional price declines.

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

•we may take measures to preserve liquidity, such us our decision to cease or defer discretionary capital expenditures during such periods of depressed or declining oil prices; and

•it may become more difficult to retain, attract or replace key employees.

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

The estimated future net revenues attributable to our net proved reserves are prepared in accordance with current SEC guidelines and are not intended to reflect the fair market value of our reserves. In accordance with the rules of the SEC, our reserve estimates are prepared using the average price received for crude oil and natural gas based on closing prices of the average of the first day of the month price over the twelve-month period prior to the end of the reporting period. However, for the purpose of impairment analysis, the estimated future net revenues attributable to our net proved reserves are prepared in accordance with ASC 932 and are priced using forecasted realized prices at the end of the quarter. During 2021 and 2019 no impairments were necessary with respect to the Etame Marin block. However, during the first quarter of 2020, the undiscounted cash flows related to the Etame Marin block was less than the book value, resulting in the Company recording an impairment loss of $30.6 million to write down the Company’s investment in the Etame Marin block.

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

The laws and regulations of the United States, Gabon, and Equatorial Guinea regulate our current business. These laws and regulations may require that we obtain permits for our development activities, limit or prohibit drilling activities in certain protected or sensitive areas, or restrict the substances that can be released in connection with our operations. Our operations could result in liability for personal injuries, property damage, natural resource damages, crude oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages. Failure to comply with environmental laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties and the issuance of orders enjoining operations. In addition, we could be liable for environmental damages caused by, among others, previous property owners or operators of properties that we purchase or lease. Some environmental laws provide for joint and several strict liability for remediation of releases of hazardous substances, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. As a result, we may incur substantial liabilities to third parties or governmental entities and may be required to incur substantial remediation costs. We could also be affected by more stringent laws and regulations adopted in the future, including any related to climate change and greenhouse gases and the use of hydraulic fracturing fluids, resulting in increased operating costs. In the United States for example, the Environmental Protection Agency continues to focus on requiring additional pollution controls on emissions from oil and gas production facilities. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could have a material adverse effect on our financial condition, results of operations and liquidity.

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

In addition, we expect continued and increasing regulatory attention to climate change issues and emissions of greenhouse gases, including methane (a primary component of natural gas) and carbon dioxide (a byproduct of crude oil and natural gas combustion). For example, in April 2016, 195 nations, including Gabon, Equatorial Guinea and the United States, signed and officially entered into an international climate change accord (the “Paris Agreement”). The Paris Agreement calls for signatory countries to set their own greenhouse gas emissions targets, make these emissions targets more stringent over time and be transparent about the greenhouse gas emissions reporting and the measures each country will use to achieve its greenhouse gas targets. A long-term goal of the Paris Agreement is to limit global temperature increase to well below two degrees Celsius from temperatures in the pre-industrial era. The Paris Agreement is effectively a successor agreement to the Kyoto Protocol treaty, an international treaty aimed at reducing emissions of greenhouse gases, to which various countries and regions are parties. In August 2017, the U.S. Department of State officially informed the United Nations of the United States’ intent to withdraw from the Paris Agreement, with such withdrawal becoming effective in November 2020. However, on January 20, 2021, President Biden issued written notification to the United Nations of the United States’ intention to rejoin the Paris Agreement, which took effect on February 19, 2021. On April 22, 2021, President Biden announced a target for the US to achieve a 50-52 percent reduction from 2005 levels in economy-wide greenhouse gas emissions by 2030. It cannot be determined at this time what effect the Paris Agreement, and any related greenhouse gas emissions targets, potential prices on carbon emissions, regulations or other requirements, will have on our business, results of operations and financial condition. This regulatory uncertainty, however, could result in a disruption to our business or operations.

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

We currently intend to pay dividends on our common stock; however our ability to pay dividends in the future may be limited and no assurance can be given that we will be able to pay dividends to our stockholders in the future at current levels or at all.

On November 3, 2021, we announced that our board of directors adopted of a quarterly cash dividend policy of an expected $0.0325 per common share commencing in the first quarter of 2022. On January 28, 2022, our board of directors declared a quarterly cash dividend of $0.0325 per share of common stock, which is payable on March 18, 2022 to stockholders of record at the close of business on February 18, 2022. To the extent we have adequate cash on hand and cash flows from operations, we will consider paying cash dividends in the future. Payment of future dividends, if any, and the establishment of future record and payment dates will be at the discretion of the board of directors after taking into account various factors, including current financial condition, the tax impact of repatriating cash, operating results and current and anticipated cash needs. As a result, no assurance can be given that we will be able to continue to pay dividends to our stockholders in the future or that the level of any future dividends will achieve a market yield or increase or even be maintained over time, any of which could materially and adversely affect the market price of our common stock.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange and London Stock Exchange under the symbol “EGY”.

As of March 1, 2022, based upon information received from our transfer agent and brokers and nominees, there were approximately 47 holders of record of VAALCO common stock. This number does not include beneficial or other owners for whom common stock may be held in “street” names.

Dividends

On November 3, 2021, we announced that our board of directors adopted a quarterly cash dividend policy of an expected $0.0325 per common share commencing in the first quarter of 2022. On January 28, 2022, our board of directors declared a quarterly cash dividend of $0.0325 per share of common stock, which is payable on March 18, 2022 to stockholders of record at the close of business on February 18, 2022.

To the extent we have adequate cash on hand and cash flows from operations, we will consider paying additional cash dividends on a quarterly basis; however, any future dividend payments, if any, will be at the discretion of the board of directors after taking into account various factors, including current financial condition, the tax impact of repatriating cash, operating results and current and anticipated cash needs.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for discussion of shares of common stock that may be issued under our compensation plans.

Performance Graph

The following graph compares the annual percentage change in our cumulative total stockholder return on common shares with the cumulative total return of the S&P 500 Index and the SPDR S&P Oil & Gas Exploration and Production Index. The graph assumes $100 was invested on December 30, 2016 in our common stock and in each index, and that all dividends, in any, are reinvested. Stockholder returns over the indicated period may not be indicative of future stockholder returns.

	2016	2017	2018	2019	2020	2021
SPDR S&P Oil & Gas Exploration and Production	$100	$91	$65	$59	$37	$63
S&P 500 Composite	$100	$122	$116	$153	$181	$233
VAALCO Energy, Inc.	$100	$67	$141	$213	$170	$309

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of the fiscal year ended December 31, 2021.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis describes the principal factors affecting our capital resources, liquidity, and results operations. This management’s discussion and analysis should be read in conjunction with the accompanying Financial Statements and related notes, information about our business practices, significant accounting policies, risk factors, and the transactions that underlie our financial results, which are included in various parts of this Annual Report. For discussion related to changes in financial condition and results of operations for 2020 as compared with 2019, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Form 10-K, which was filed with the SEC on March 9, 2021. Certain statements in our discussion below are forward-looking statements. These forward-looking statements involve risks and uncertainties. We caution that a number of factors could cause actual results to differ materially from those implied or expressed by the forward-looking statements. Please see “Cautionary Statement Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” for further details about these statements.

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

RECENT DEVELOPMENTS

On March 11, 2020, the World Health Organization classified the outbreak of a new strain of coronavirus (“COVID-19”) as a pandemic, based on the rapid increase in global exposure. The COVID-19 pandemic and related economic repercussions have created significant volatility, uncertainty, and turmoil in the oil and gas industry. The adverse economic effects of the COVID-19 outbreak materially decreased demand for crude oil based on the restrictions in place by governments trying to curb the outbreak and changes in consumer behavior. This led to a significant global oversupply of oil and consequently a substantial decrease in crude oil prices in 2020. In April 2020, countries within OPEC+, which includes Gabon, reached an agreement to cut crude oil production to reduce the gap between excess supply and demand, in an effort to stabilize the international oil market. Gabon has undertaken measures to comply with such OPEC+ production quota agreement and, as a result, the Minister of Hydrocarbons in Gabon requested that we reduce our production. In response to such request from the Minister of Hydrocarbons, beginning in July 2020 and continuing through April 2021, we temporarily reduced production from the Etame Marin block. Currently, our production is not impacted by OPEC+ curtailments. Reductions in production have significantly improved the demand/supply imbalance, and crude oil prices have improved from the lows seen in March and April of 2020. As a result, in July 2021, OPEC+ agreed to increase production beginning in August 2021 to phase out a portion of the prior production cuts. The decision to increase in production was reaffirmed by an OPEC+ meeting held on February 2, 2022. See “Liquidity” below for discussion of the unexpired commodity swaps we have in place.

We considered the impact of the COVID-19 pandemic and the substantial decline in crude oil prices on the assumptions and estimates used for preparation of the financial statements. As a result, we recognized a number of material charges during the three months ended March 31, 2020, including impairments to our capitalized costs for proved crude oil and natural gas properties and valuation allowances on its deferred tax assets. These are discussed further in the notes to our consolidated financial statements included in this report.

The spread of COVID-19, including vaccine-resistant strains, or repeated deterioration in crude oil and natural gas prices could result in future adverse impacts on our results of operations, cash flows and financial position, including asset impairments. The health of our employees, contractors and vendors, and our ability to meet staffing needs in our operations and certain critical functions cannot be predicted and is vital to our operations. We are unable to predict the extent of the impact that the continuing spread of COVID-19 throughout Gabon may have on our ability to continue to conduct our operations. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets as well as other unanticipated consequences remain unknown. In addition, we cannot predict the impact that COVID-19 will have on our customers, vendors and contractors; however, any material effect on these parties could adversely impact our business. The situation surrounding COVID-19 remains fluid and unpredictable, and we are actively managing our response and assessing potential impacts to our financial position and operating results, as well as any adverse developments that could impact our business.

In response to the COVID-19 outbreak and the current pricing environment, we took the following measures:

• put in place social distancing measures at our work sites;

• actively screened and monitored employees and contractors that come on to our facilities including testing and quarantines with onsite medical supervision;

• engaged in regular company-wide COVID-19 updates to keep employees informed of key developments; and

• implemented sharing certain costs, such as supply vessels, helicopter, and personnel with other operators in the region.

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

For the year ended December 31, 2021, crude oil prices have improved, there were no disruptions to operations as a result of COVID-19 or any strain thereof, global economic activity has steadily increased, and oil demand has stabilized over multiple quarters removing much of the uncertainty and instability in the industry. Therefore, no additional charges or impairments were required for the twelve months ended December 31, 2021. Crude oil prices have continually increased and are currently at the highest levels seen in recent years. The average annual Brent price per barrel for the year ended December 31, 2020 was $41.96 and increased 69% to $70.86 for the year ended December 31, 2021. At the end of 2021 and continuing into 2022, travel-related restrictions have lessened, access to vaccines that reduce the spread and impact of COVID-19 and its variants have become more accessible and the global economy appears more flexible to continuing to effectively operate in a COVID-19 environment. However, while the business environment in 2021 improved, the COVID-19 situation and effects thereof remain fluid. A prolonged outbreak may have a material adverse impact on our financial results and business operations, including the timing and ability of us to complete future drilling campaigns and other efforts required to advance the development of our crude oil and natural gas properties.

Recent Operational Updates

Provisional Award of Two Offshore Blocks in Gabon

The BWE Consortium of VAALCO, BW Energy and Panoro Energy were provisionally awarded two blocks in the 12th Offshore Licensing Round in Gabon. The award is subject to concluding the terms of production sharing contracts (“PSCs”) with the Gabonese government. BW Energy will be the operator with a 37.5% working interest, with VAALCO (37.5% working interest) and Panoro Energy (25% working interest) as non-operating joint owners. The two blocks, G12-13 and H12-13, are adjacent to our Etame PSC as well as BW Energy and Panoro’s Dussafu PSC offshore Southern Gabon, and cover an area of 2,989 square kilometers and 1,929 square kilometers, respectively.

Charter Agreement for the Floating Storage and Offloading Unit

We are currently a party to an FPSO charter for the storage of all of the crude oil that we produce. This contract will expire in September 2022. In August of 2021, we and our co-venturers at Etame approved the Bareboat Contract and Operating Agreement (collectively, the “FSO Agreements”) with World Carrier Offshore Services Corp. (“World Carrier”) to replace the existing FPSO with an FSO. The FSO Agreements require a prepayment of $2 million gross ($1.3 million net) in 2021 and $5 million gross ($3.2 million net) in 2022 of which $6 million will be recovered against future rentals. Current total capital conversion estimates are $40 to $50 million gross ($26 to $32 million net to VAALCO).

In December 2020, we completed the acquisition of approximately 1,000 square kilometers of new dual-azimuth proprietary 3-D seismic data over the entire Etame Marin block and have now processed the new 3-D seismic which has allowed us to optimize drilling locations for the 2021/2022 drilling campaign. The seismic data enhanced sub-surface imaging by merging legacy data with newly acquired seismic allowing for the first continuous 3-D seismic over the entire block. In conjunction with the 2021/2022 drilling program, that began in December 2021, we executed a contract with Borr Jack-Up XIV Inc., an affiliate of Borr Drilling Limited, to drill a minimum of three wells with options to drill additional wells. On October 4, 2021, we novated the Borr Jack-Up XIV Inc contract with Borr West Africa Assets, Inc. In December of 2021, we spudded the Etame 8H sidetrack, the first well of the 2021/2022 drilling program. In February of 2022 we completed the drilling of the Etame 8-H well and moved the drilling rig to the Avouma platform to drill the Avouma 3H-ST1 development well, which is targeting the Gamba reservoir. The initial flow rate of the ETAME 8-H well was 5,000 BOPD, 2,560 BOPD net to VAALCO’s 58.8% working interest in 2022.

We estimate the range of cost of the 2021/2022 drilling program with four wells to be between $117.0 million to $143.0 million gross, or $74.0 million to $91.0 million, net to VAALCO’s 63.6% participating interest with about $26 million to about $31 million gross expected in 2021, or about $16 million to $20 million net to VAALCO.

Acquisition of Additional Working Interest at Etame Marin Block

In November 2020, we signed a SPA to acquire Sasol’s 27.8% working interest in the Etame Marin block offshore Gabon. On February 25, 2021, we completed the acquisition of Sasol’s 27.8% working interest in the Etame Marin block offshore Gabon pursuant to the SPA. The effective date of the transaction was July 1, 2020. Prior to the Sasol Acquisition, we owned and operated a 31.1% working interest in Etame. The Sasol Acquisition increased our working interest to 58.8%. As a result of the Sasol Acquisition, the net portion of production and costs relating to our Etame operations increased from 31.1% to 58.8%. Reserves, production and financial results for the interests acquired have been included in our results for periods after February 25, 2021. All assets and liabilities associated with Sasol’s interest in Etame Marin block, including crude oil and natural gas properties, asset retirement obligations and working capital items were recorded at their fair value. As a result of comparing the purchase price to the fair value of the assets acquired and liabilities assumed, a $7.7 million bargain purchase gain was recognized. A bargain purchase gain of $5.2 million is included in “Other, net” under “Other income (expense)” in the consolidated statements of operations. An income tax benefit of $2.5 million, related to the bargain purchase gain, is also included in the consolidated statements of operations. The reason for the bargain purchase gain is mainly due to the lower crude oil price outlook used when the SPA was signed, November 17, 2020, and the higher oil price outlook on February 25, 2021, when the fair value of the reserves associated with the Sasol Acquisition were determined.

The actual impact of the Sasol Acquisition was an increase to “Crude oil and natural gas sales” in the condensed consolidated statement of operations of $84.6 million for the year ended December 31, 2021and a $29.3 million increase to “Net income” in the condensed consolidated statement of operations. Under the terms of the SPA, a contingent payment of $5.0 million was payable to Sasol should the average Dated Brent price over a consecutive 90-day period from July 1, 2020 to June 30, 2022 exceed $60.00 per barrel. Included in the purchase consideration was the fair value, at closing, of the contingent payment due to Sasol. The conditions related to the contingent payment were met and on April 29, 2021, we paid the $5.0 million contingent amount to Sasol in accordance with the terms of the SPA.

Workovers

In October 2021, we completed two workovers on the Ebouri 2-H and the Etame 12-H wells. The workover on the Ebouri 2-H well increased production from about 500 gross barrels of oil per day (“BOPD“) (255 BOPD, net) prior to the workover to approximately 1,400 gross BOPD (715 BOPD, net). For the Etame 12-H well, we replaced both the upper and lower electrical submersible pumps (“ESP”) and reconfigured the ESP design resulting in restored production of about 1,800 gross BOPD (920 BOPD, net).

DISCONTINUED OPERATIONS-ANGOLA

In November 2006, we signed a production sharing contract for Block 5 offshore Angola (“PSA”). Our working interest is 40%, and we carried Sonangol P&P, for 10% of the work program. On September 30, 2016, we notified Sonangol P&P that we were withdrawing from the joint operating agreement effective October 31, 2016. On November 30, 2016, we notified the national concessionaire, Sonangol E.P. that we were withdrawing from the PSA. Further to our decision to withdraw from Angola, we have closed our office in Angola and do not intend to conduct future activities in Angola. As a result of this strategic shift, the Angola segment has been classified as discontinued operations in the Financial Statements for all periods presented. See Note 4 to the Financial Statements. In the first quarter of 2019, the Company and Sonangol E.P. entered into a settlement agreement finalizing the Company’s rights, liabilities and outstanding obligations for Block 5 in Angola. Pursuant to the settlement agreement, the Company agreed to pay $4.5 million to Angola National Agency of Petroleum, Gas, and Biofuels, as National Concessionaire, and to eliminate the $3.3 million receivable from Sonangol P&P. The receivable was related to joint interest billings and was reflected as current assets from discontinued operations at year-end 2018. As a result, the Company adjusted a previously accrued liability and recognized a net of tax non-cash benefit from discontinued operations of $5.7 million in the first quarter of 2019. In July 2019, subsequent to the publication of an executive decree from the Ministry of Mineral Resources and Petroleum, the Company paid the $4.5 million due under the settlement agreement. For the twelve months ended December 31, 2021 or December 31, 2020, the Angola segment did not have a material impact on the Company’s financial position, results of operations, cash flows and related disclosures.

CAPITAL RESOURCES AND LIQUIDITY

Cash Flows

Our cash flows for the years 2021 and 2020 are as follows:

	Year Ended December 31,
	2021	2020	Increase (Decrease) in 2021 over 2020
	(in thousands)
Net cash provided by operating activities before changes in operating assets and liabilities	$61,622	$20,468	$41,154
Net change in operating assets and liabilities	(11,413)	7,423	(18,836)
Net cash provided by continuing operating activities	50,209	27,891	22,318
Net cash used in discontinued operating activities	(92)	(441)	349
Net cash provided by operating activities	50,117	27,450	22,667

Net cash used in investing activities	(39,063)	(24,328)	(14,735)

Net cash used in financing activities	(57)	(929)	872
Net change in cash, cash equivalents and restricted cash	$10,997	$2,193	$8,804

The increase in net cash provided by our operating activities for the year ended December 31, 2021 compared to the same period of 2020 includes a $41.2 million increase in cash generated by continuing operations before change in operating assets and liabilities, which was mainly due to higher revenue as referenced below in Results of Operations. The decrease in cash resulting from the net change in operating assets and liabilities of $18.8 million for the year ended December 31, 2020 reflects an increase of $25.6 million in trade receivables and an increase of $11.1 million in other receivables partially offset by increases in foreign income taxes payable and accrued liabilities of $10.2 million.

Property and equipment expenditures have historically been our most significant use of cash in investing activities. Net cash used in investing activities during the year ended December 31, 2021 included $22.5 million paid for the completion of the Sasol Acquisition as discussed in Note 4 to our consolidated financial statements. In addition, we incurred on a cash basis $16.6 million for property and equipment primarily related to equipment and enhancements as well as expenditures related to the 2021/2022 drilling program as discussed in “Recent Operational Updates” above. See “— Capital Expenditures and Capital Resources, Liquidity, and Cash

Requirements” below for further discussion. For 2020, the $20.0 million cash basis expenditures consisted of $19.7 million related to the 2019/2020 drilling program and $0.3 million paid for equipment and enhancements.

For the year ended December 31, 2021, net cash used in financing activities included $1.4 million for treasury stock as a result of tax withholding on options exercised and vested restricted stock as discussed in Note 16 to our condensed consolidated financial statements, partially offset by $1.3 million in proceeds from options exercised. Net cash used in financing activities during the year ended December 31, 2020 included $1.1 million for treasury stock purchases primarily made under the Company’s stock repurchase plan.

Capital Expenditures

At December 31, 2018, pursuant to the PSC Extension, we had commitments for capital expenditures related to the drilling of two wells and two appraisal wellbores by September 16, 2020. In February 2020, these commitments were fully met as a result of drilling the Etame 9P and SE Etame 4P appraisal wellbores in 2019 and 2020, respectively, as well as the completion of the Etame 9H and Etame 11H development wells in 2019 and 2020, respectively. See “— Capital Expenditures and Capital Resources, Liquidity, and Cash Requirements” below for further discussion.

During 2021, we had accrual basis capital expenditures attributable to continuing operations of $79.2 million, that includes the Sasol Acquisition, compared to $10.5 million accrual basis capital expenditures in 2020. The difference between capital expenditures and the property and equipment expenditures reported in the consolidated statements of cash flows is attributable to changes in accruals for costs incurred but not yet invoiced or paid on the report dates. Capital expenditures in 2021 are attributable to expenditures related to the 2021/2022 drilling program and Sasol acquisition and the 2020 capital expenditures were attributable to expenditures related to the 2019/2020 drilling program, a portion of seismic acquisition costs and equipment and enhancements. See table below in “Capital Resources, Liquidity and Cash Requirements” for further information.

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

For the period from January to June 2019, we had commodity swap contracts for approximately 172,000 barrels of crude oil. On May 6, 2019, we entered into commodity swaps at a Dated Brent weighted average price of $66.70 per barrel for the period from and including July 2019 through June 2020 for an approximate quantity of 500,000 barrels. On January 22, 2021, we entered into commodity swaps at a Dated Brent weighted average price of $53.10 per barrel for the period from and including February 2021 through January 2022 for a quantity of 709,262 barrels. On May 6, 2021, we entered into commodity swaps at a Dated Brent weighted average price of $66.51 per barrel for the period from and including May 2021 through October 2021 for a quantity of 672,533 barrels. On August 6, 2021, we entered into additional commodity swaps at a Dated Brent weighted average price of $67.70 per barrel for the period from and including November 2021 through February 2022 for a quantity of 314,420 barrels. On September 24, 2021, we entered into additional commodity swaps at a Dated Brent weighted average price of $72.00 per barrel for the period from and including March 2022 to June 2022 for a quantity of 460,000 barrels.

The following are the hedges outstanding at December 31, 2021:

Settlement Period	Type of Contract	Index	Barrels	Weighted Average Price
January 2022	Swaps	Dated Brent	60,794	$53.10
January 2022 to February 2022	Swaps	Dated Brent	191,060	$67.70
March 2022 to June 2022	Swaps	Dated Brent	460,000	$72.00
			711,854

The following are the additional hedges entered into in 2022:

Settlement Period	Type of Contract	Index	Barrels	Weighted Average Price
April 2022 to June 2022	Swaps	Dated Brent	234,000	$85.01
July 2022 to September 2022	Swaps	Dated Brent	375,000	$76.53
			609,000

Cash on Hand

At December 31, 2021, we had unrestricted cash of $48.7 million. We invest cash not required for immediate operational and capital expenditure needs in short-term money market instruments primarily with financial institutions where we determine our credit exposure is negligible. As operator of the Etame Marin block in Gabon, we enter into project-related activities on behalf of our working interest joint venture owners. We generally obtain advances from joint venture owners prior to significant funding commitments. Our cash on hand will be utilized, along with cash generated from operations, to fund our operations.

We currently sell our crude oil production from Gabon under a term contract that began in January 2020 and ends in July 2022. Pricing under this contract is based upon an average of Dated Brent in the month of lifting, adjusted for location and market factors.

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

Based on current expectations, we believe we have sufficient liquidity through our existing cash balances and cash flow from operations to support our current cash requirements, including those related to our 2021/2022 drilling program and our ability to fund the FPSO through September 2022 and the FSO charter, through March 2023. However, our ability to generate sufficient cash flow from operations or fund any potential future acquisitions, consortiums, joint ventures or other similar transactions depends on operating and economic conditions, some of which are beyond our control. If additional capital is needed, we may not be able to obtain debt or equity financing on terms favorable to us, or at all. We are continuing to evaluate all uses of cash, including opportunistic acquisitions, and whether to pursue growth opportunities and whether such growth opportunities, additional sources of liquidity, including equity and/or debt financings, are appropriate to fund any such growth opportunities.

Cash Requirements

Our material cash requirements generally consist of operating leases, purchase obligations, capital projects and 3D seismic processing, the Sasol Acquisition and abandonment funding, each of which is discussed in further detail below.

Sasol Acquisition – As a result of completing the Sasol Acquisition on February 25, 2021, our obligations with respect to development activities in the Etame have increased based on the increase in our working interest in the Etame from 31.1 % at December 31, 2020, to 58.8%. As a result of the Sasol Acquisition, the net portion of production and costs relating to the Company’s Etame operations increased from 31.1% to 58.8%. Reserves, production and financial results for the interests acquired in the Sasol Acquisition have been included in VAALCO’s results for periods after February 25, 2021. We expect that part of this increase will be offset by an increase in our operating cash flows based on our increased portion of the Etame production.

FSO Agreements – We are currently a party to an FPSO charter for the production and storage of all of the crude oil that we produce. This contract will expire in September 2022. On August 31, 2021, we and our Etame co-venturers approved the Bareboat Contract and Operating Agreement with World Carrier to replace the existing FPSO with a FSO unit at the Etame Marin block offshore Gabon. Pursuant to the Bareboat Charter, World Carrier will provide use of the Cap Diamant vessel to VAALCO Gabon for an initial eight-year term, subject to optional two successive one-year extensions. Pursuant to the Operating Agreement, VAALCO Gabon agreed to engage World Carrier for the purposes of maintaining and operating the FSO on its behalf in accordance with the specifications therein and to provide other services to VAALCO Gabon in connection with the operation and maintenance of the FSO. As consideration for the performance by World Carrier of the Operator Services, VAALCO Gabon agreed to pay a daily operating fee (to be paid monthly) beginning on the date of issuance of the Fit to Receive Certificate (as defined in the Operating Agreement) until the end of the term, with such term being the same as the term in the Bareboat Charter.

The FSO Agreements require a prepayment of $2 million gross ($1.2 million net to VAALCO) in 2021 and $5 million gross ($3.2 million net) in 2022 of which $6 million will be recovered against future rentals. In addition, VAALCO Gabon agreed to pay a daily hire rate at certain rates specified therein, with such hire rate being based on the year within the term.

The aggregate amount to be paid to World Carrier under the FSO Agreements during 2022 is approximately $11 million gross (or $6.5 million net to VAALCO based on its participating interest in the Etame block), net of any applicable taxes.

In connection with the implementation of the FSO, we are required to incur certain capital expenses in order to facilitate the FSO. Current total capital conversion estimates are $40 to $50 million gross ($26 to $32 million net to VAALCO).

BWE Consortium – On October 11, 2021 we announced our entry into a consortium with BW Energy and Panoro Energy (the “BWE Consortium”) and that the BWE Consortium has been provisionally awarded two blocks in the 12th Offshore Licensing Round in Gabon. The award is subject to concluding the terms of the PSC with the Gabonese government. BW Energy will be the operator with a 37.5% working interest. We will have a 37.5% working interest and Panoro Energy will have a 25% working interest as non-operating joint owners. The two blocks, G12-13 and H12-13, are adjacent to our Etame PSC as well as BW Energy and Panoro’s Dussafu PSC offshore Southern Gabon, and cover an area of 2,989 square kilometers and 1,929 square kilometers, respectively. The two blocks will be held by the BWE Consortium and the PSCs over the blocks will have two exploration periods totaling eight years which may be extended by a further two more years. During the first exploration period, the joint owners intend to reprocess existing seismic and carry out a 3-D seismic campaign on these two blocks and have also committed to drilling exploration wells on both blocks. In the event the BWE Consortium elects to enter the second exploration period, the BWE Consortium will be committed to drilling at least another one exploration well on each of the awarded blocks.

Drilling Program – We commenced the 2021/2022 drilling campaign in December 2021 with the drilling of the Etame 8-H development well. In February of 2022 we completed the drilling of the Etame 8-H well and moved the drilling rig to the Avouma platform to drill the Avouma 3H-ST1 development well, which is targeting the Gamba reservoir. The initial flow rate of the ETAME 8-H well was 5,000 BOPD, 2,560 BOPD net to VAALCO’s 58.8% working interest in 2022. We expect the campaign to include two development wells and two appraisal wells at an estimated cost of $117.0 million to $143.0 million gross, or $74.0 million to $91.0 million, net to VAALCO’s 63.6% participating interest.

In June 2021, in conjunction with our 2021/2022 drilling program, we entered into a contract with an affiliate of Borr Drilling Limited to drill a minimum of three wells with options to drill additional wells.

Trends and Uncertainties

Sasol Acquisition – At December 31, 2020, we had 3.2 MMBbls of estimated net proved reserves, all of which are related to the Etame Marin block offshore Gabon. In February 2021, as a result of the Sasol acquisition, we increased our working interest in the Etame Marin block from 31.1% to 58.8%. The current term for exploitation of the reserves in the Etame Marin block ends in September 2028 with rights for two five-year extension periods. Except to the extent that we conduct successful exploration or development activities or acquire properties containing proved reserves, our estimated net proved reserves will generally decline as reserves are produced. While both short-term and long-term liquidity are impacted by crude oil prices, our long-term liquidity also depends upon our ability to find, develop or acquire additional crude oil and natural gas reserves that are economically recoverable.

COVID-19 Pandemic – While crude oil prices are currently at the highest levels seen in recent years, the continued spread of COVID-19, including vaccine-resistant strains, or deterioration in crude oil and natural gas prices could result in additional adverse impacts on our results of operations, cash flows and financial position, including asset impairments. The health of our employees, contractors and vendors, and our ability to meet staffing needs in our operations and certain critical functions cannot be predicted and is vital to our operations. We are unable to predict the extent of the impact that the continuing spread of COVID-19 throughout Gabon may have on our ability to continue to conduct our operations.

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

Commodity Prices – Historically, the markets for oil and natural gas have been volatile. Oil, natural gas and NGL prices are subject to wide fluctuations in supply and demand. Our cash flows from operations may be adversely impacted by volatility in crude oil prices, a decrease in demand for crude oil and future production cuts by OPEC+. In 2020, crude oil prices experienced a significant decline as a result of the substantial decline in the global demand for crude oil caused by the COVID-19 pandemic and subsequent mitigation efforts. Reductions in production have significantly improved the demand/supply imbalance and crude oil prices have improved from the lows seen in March and April of 2020. Between July 2020 and April 2021, we temporarily reduced production from the Etame Marin block. Currently, our production is not impacted by OPEC+ curtailments. In July 2021, OPEC+ agreed to increase production beginning in August 2021 to phase out a portion of the prior production cuts. Brent crude prices were approximately $77 per barrel as of December 31, 2021. The decision to increase in production was reaffirmed by an OPEC+ meeting held on February 2, 2022.

ESG and Climate Change Effects – ESG matters continue to attract considerable public and scientific attention. In particular, we expect continued regulatory attention on climate change issues and emissions of greenhouse gases (“GHGs”), including methane (a primary component of natural gas) and carbon dioxide (a byproduct of crude oil and natural gas combustion). This increased attention to climate change and environmental conservation may result in demand shifts away from crude oil and natural gas products to alternative forms of energy, higher regulatory and compliance costs, additional governmental investigations and private litigation against us. For example, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of GHGs. These efforts have included consideration of cap-and-trade programs, carbon taxes, GHG reporting and tracking programs and regulations that directly limit GHG emissions from certain sources. In addition, institutional investors, proxy advisory firms and other industry participants continue to focus on ESG matters, including climate change. We expect that this heightened focus will continue to drive ESG efforts across our industry and influence investors’ investment and voting decisions, which for some investors may lead to less favorable sentiment towards carbon assets and diversion of investment to other industries. Consistent with the increased attention on ESG matters and climate change, we have prioritized and are committed to responsible environmental practices by monitoring our adherence to ESG standards, including the reduction of our carbon footprint and measurement of GHG emissions. ESG is important to us, and we are in the process of developing a multi-year plan to establish and document our ESG base currently and developing a systematic plan to monitor and improve matters related to ESG and climate change going forward.

Hedging

We seek to mitigate the impact of volatility in crude oil prices through hedging On January 22, 2021, we entered into commodity swaps at a Dated Brent weighted average price of $53.10 per barrel for the period from and including February 2021 through January 2022 for 709,262 barrels. On May 6, 2021, we entered into commodity swaps at a Dated Brent weighted average price of $66.51 per barrel for the period from and including May 2021 through October 2021 for a quantity of 672,533 barrels. On August 6, 2021, we entered into additional commodity swaps at a Dated Brent weighted average price of $67.70 per barrel for the period from and including November 2021 through February 2022 for a quantity of 314,420 barrels. On September 24, 2021, we entered commodity swaps at a Dated Brent weighted average price of $72.00 per barrel for the period from and including March 2022 to June 2022 for a quantity of 460,000 barrels.

The following are the hedges outstanding at December 31, 2021:

Settlement Period	Type of Contract	Index	Barrels	Weighted Average Price
January 2022	Swaps	Dated Brent	60,794	$53.10
January 2022 to February 2022	Swaps	Dated Brent	191,060	$67.70
March 2022 to June 2022	Swaps	Dated Brent	460,000	$72.00
			711,854

The following are the additional hedges entered into in 2022:

Settlement Period	Type of Contract	Index	Barrels	Weighted Average Price
April 2022 to June 2022	Swaps	Dated Brent	234,000	$85.01
July 2022 to September 2022	Swaps	Dated Brent	375,000	$76.53
			609,000

RESULTS OF OPERATIONS

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

We reported net income for the year ended December 31, 2021 of $81.8 million, compared to a net loss of $48.2 million for the year ended December 31, 2020. The year-over-year increase in earnings was mainly due to increases in sales volumes and prices received and no impairment and deferred tax valuation adjustments in 2021. Substantially all of our operations are attributable to our Gabon segment. Further discussion of results by significant line item follows.

	Year Ended December 31,
	2021	2020	Increase/(Decrease)
	(in thousands except per bbl information)
Net crude oil sales volume (MBbls)	2,711	1,627	1,084
Average crude oil sales price (per Bbl)	$70.66	$40.29	$30.37

Net crude oil revenue	$199,075	$67,176	$131,899

Operating costs and expenses:
Production expense	81,255	37,315	43,940
Exploration expense	1,579	3,588	(2,009)
Depreciation, depletion and amortization	21,060	9,382	11,678
Impairment of proved crude oil and natural gas properties	—	30,625	(30,625)
General and administrative expense	14,766	10,695	4,071
Bad debt expense	875	1,165	(290)
Total operating costs and expenses	119,535	92,770	26,765
Other operating expense, net	(440)	(1,669)	1,229
Operating income (loss)	$79,100	$(27,263)	$106,363

The revenue changes between the years ended December 31, 2021 and 2020 identified as related to changes in price or volume are shown in the table below:

(in thousands)
Price (1)	$82,333
Volume	43,674
Other	5,892
$131,899

(1)The price in the table above excludes revenues attributed to carried interests

The table below shows net production, sales volumes and realized prices for both years.
	Year Ended December 31,
	2021	2020
Gabon net crude oil production (MBbls)	2,599	1,776
Gabon net crude oil sales (MBbls)	2,711	1,627

Average realized crude oil price ($/Bbl)	$70.66	$40.29
Average Dated Brent spot price* ($/Bbl)	70.86	41.96
*Average of daily Dated Brent spot prices posted on the U.S. Energy Information Administration website.

Crude oil revenues increased $131.9 million, or approximately 196.3%, during the year ended December 31, 2021 compared to the same period of 2020. The total barrels lifted for the year ended December 31, 2021 was more than the barrels lifted during the same period in 2020, mainly due to our increased working interest as a result of the Sasol Acquisition partially offset by natural declines in production. The Crude oil sales are a function of the number and size of crude oil liftings in each quarter and thus crude oil sales do not always coincide with volumes produced in any given quarter. We made 11 liftings during both years ended December 31, 2021 and December 31, 2020, respectively. Our share of crude oil inventory, excluding royalty barrels, was approximately 75,680 and 172,276 barrels at December 31, 2021 and 2020, respectively. The crude oil inventory was higher at December 31, 2020 due to the scheduled December 2020 lifting being delayed to January 2021.

Production expenses increased $43.9 million, or approximately 117.8%, in the year ended December 31, 2021 compared to the same period of 2020. The increase in expense was primarily related to costs as a result of our increased working interest as a result of the Sasol Acquisition, increased workover costs and higher marine and personnel costs. On a per barrel basis, production expense, excluding workover expense, for the year ended December 31, 2021 increased to $26.77 per barrel from $21.38 per barrel for the year ended December 31, 2020 primarily as a result of a natural decline in oil production and higher marine and personnel costs. While we have not experienced any significant operational disruptions associated with the current worldwide COVID-19 pandemic, we have incurred approximately $2.9 million, net to VAALCO, for the year ended December 2021 and $1.6 million, net to VAALCO, for the year ended December 2020, in higher costs related to the proactive measures taken in response to the pandemic.

Exploration expenses decreased $2.0 million or approximately 56.0%, in the year ended December 31, 2021 compared to the same period of 2020. The exploration expense in 2020 related to seismic acquisition costs while the expenses in 2021 were due to seismic processing costs. See further information at Item 1. Business – Segment and Geographic Information – Gabon Segment — Development.

Depreciation, depletion and amortization increased $11.7 million, or approximately 124.5%, in the year ended December 31, 2021 compared to the same period of 2020 due to higher depletable costs associated with the Sasol Acquisition. Partially offset by an increase in reserve base associated with the positive revisions in reserves.

Impairment of proved crude oil and natural gas properties for the year ended December 31, 2020 of $30.6 million was the result of declining forecasted crude oil prices primarily due to the COVID-19 pandemic. No impairment was recorded for the year ended December 31, 2021.

General and administrative expenses increased $4.1 million, or approximately 38.1% in the year ended December 31, 2021 compared to the same period of 2020. The increase in expense was in part related to a $2.3 million increase in stock-based compensation expense. The change in expense related to stock appreciation rights (“SARs”) expense was an increase of $2.1 million. SARs liability awards are fair valued. The primary driver to changes in the fair value of these awards is changes in the Company’s stock price. See Note 16 for further discussion. In addition, wages and salaries increased $1.1 million due to severance costs associated with changes in key personnel and legal fees increased $0.3 million due more legal activity in the current year.

Bad debt (recovery) expense and other reflected bad debt expense associated with the VAT allowance for the year ended December 31, 2021. Bad debt expense decreased $0.3 million, or approximately 24.9% in the year ended December 31, 2021 compared to the same period of 2020 mainly due to receipt of $0.5 million, net to VAALCO, in 2021 partially offset by increases in the allowance for bad debt.

Other operating income (expense), net decreased $1.2 million, or approximately 73.6%, in the year ended December 31, 2021 compared to the same period of 2020. The $0.4 million balance for the year ended December 31, 2021 is primarily comprised of the difference between the fair value of the contingent consideration paid to Sasol in April 2021, $5.0 million, and the fair value of the contingent consideration on the closing date of the Sasol Acquisition, $4.6 million. For the year ended December 31, 2020 other operating income (expense) is primarily related to a $0.8 million payment to resolve claims made by one of the Etame Marin block joint venture owners related to audits for the years 2017 and 2018 as well as $0.9 million in inventory obsolescence.

Derivative instruments gain (loss), net is attributable to our commodity swaps as discussed in Note 10 to the Financial Statements. The $22.8 million loss for the year ended December 31, 2021 is a result of the increase in the price of Dated Brent crude oil above the weighted average swap price of our derivative instruments during the year ended December 31, 2021 as compared to a decrease in the price of Dated Brent crude oil that resulted in a $6.6 million gain during the comparable period in 2020. Our derivative instruments currently cover a portion of our production through September 2022.

Interest income (expense), net for the years ended December 31, 2020 and 2019 relate to interest income on cash balances and are not material to the financial statements.

Other, net for the year ended December 31, 2021 is primarily attributable to $5.2 million for the bargain purchase gain offset by $1.0 million for an acquisition success fee and foreign currency losses. Other, net was not significant for the year ended December 31, 2020.

Income tax expense (benefit) for the year ended December 31, 2021 was $(22.1) million. This is comprised of $42.4 million of deferred tax benefit and a current tax provision of $20.3 million. The income tax expense for the year ended December 31, 2020 was $27.7 million. This is comprised of $ 24.2 million of deferred tax expense and a current tax provision of $3.5 million. The deferred income tax expense for the year ended December 31, 2020 included a $41.6 million charge to increase the valuation allowances on U.S. and Gabon deferred tax assets due to a decrease in future estimated taxable earnings primarily as a result of lower crude oil prices as well as the overall economic conditions of the industry. The current tax provision in both periods is primarily attributable to our operations in Gabon and is higher in 2021 than income tax for the comparable 2020 period as a result of higher revenues. See Note 8 to the Financial Statements for further discussion.

Income (loss) from discontinued operations, net of tax for the years ended December 31, 2021 and 2020 are attributable to our Angola segment as discussed further in Note 4 to the Financial Statements. The loss from discontinued operations for the year ended December 31, 2021 and December 31,2020, respectively, was related to Angola administration costs.

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

Judgment is required in determining whether deferred tax assets will be realized in full or in part. Management assesses the available positive and negative evidence to estimate if existing deferred tax assets will be utilized. When it is estimated to be more-likely-than-not that all or some portion of the deferred tax assets will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are estimated to not be realizable. Factors considered include earnings generated in previous periods, forecasted earnings, the expiration period of carryovers, and overall economic conditions of the industry. As of December 31, 2021, the Company had deferred tax assets of $86.9 million primarily attributable to Gabon and U.S. federal taxes related to basis differences in fixed assets, foreign tax credit carryforwards, and U.S. and foreign net operating loss carryforwards. A valuation allowance of $46.9 million has been established against the deferred tax assets as of December 31, 2021, as management has concluded that it was more-likely-than-not that only some portion of the deferred tax assets would be realized. In future periods, we may determine that it is more-likely-than-not that all or some portion of the deferred tax assets will be realized, and in such period all or a portion of this valuation allowance may be reversed as the evidence warrants.

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

Derivative instruments and hedging activities

We use derivative financial instruments to achieve a more predictable cash flow from crude oil sales by reducing the exposure to price fluctuations. For more information regarding our use of derivative instruments, see Note 10 to the Financial Statements for disclosures.

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

Business Combinations

We apply the acquisition method of accounting for business combinations, under which we record the acquired assets and assumed liabilities at fair value and recognize goodwill to the extent the consideration transferred exceeds the fair value of the net assets acquired. To the extent the fair value of the net assets acquired exceeds the consideration transferred, we recognize a bargain purchase gain.

In estimating the fair values of assets acquired and liabilities assumed in a business combination, various assumptions are made. The most significant assumptions relate to the estimated fair values assigned to proved and unproved crude oil and natural gas properties. If sufficient market data is not available regarding the fair values of proved and unproved properties, estimates of the fair value of crude oil and gas reserves are prepared. Estimates of future prices to apply to the estimated reserves quantities acquired and estimates of future operating and development costs are used to estimate future net cash flows. For estimated proved reserves, the future net cash flows are discounted using a market-based discount rate determined appropriate at the time of the acquisition. Estimated deferred taxes are based on available information concerning the tax basis of assets acquired and liabilities assumed and loss carryforwards at the acquisition date, although such estimates may change in the future as additional information becomes known.

We estimate the fair values of the acquired assets and assumed liabilities as of the date of the acquisition, and our estimates are subject to adjustment through completion, which is in each case within one year of the acquisition date, based on our ongoing assessments of the fair values of property and equipment, intangible assets, other assets and liabilities and our evaluation of tax positions and contingencies. See Note 4 under “Acquisitions and dispositions” for further discussion.

NEW ACCOUNTING STANDARDS

See Note 3 to the Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk, including the effects of adverse changes in foreign exchange rates and commodity prices as described below.

Foreign Exchange Rate Risk

Our results of operations and financial condition are affected by currency exchange rates. While crude oil sales are denominated in U.S. dollars, portions of our costs in Gabon are denominated in the local currency (the Central African CFA Franc, or XAF), and our VAT receivable as well as certain liabilities in Gabon are also denominated in XAF. A weakening U.S. dollar will have the effect of increasing costs while a strengthening U.S. dollar will have the effect of reducing costs. For our VAT receivable in Gabon, a strengthening U.S. dollar will have the effect of decreasing the value of this receivable resulting in foreign exchange losses, and vice versa. The Gabon local currency is tied to the Euro. The exchange rate between the Euro and the U.S. dollar has historically fluctuated in response to international political conditions, general economic conditions and other factors beyond our control. As of December 31, 2021, we had net monetary assets of $25.2 million (XAF 14,610.91 million) denominated in XAF. A 10% weakening of the CFA relative to the U.S. dollar would have a $(2.3) million reduction in the value of these net assets. For the year ended December 31, 2021, we had expenditures of approximately $24.9 million denominated in XAF.

Commodity Price Risk

Our major market risk exposure continues to be the prices received for our crude oil and natural gas production. Sales prices are primarily driven by the prevailing market prices applicable to our production. Market prices for crude oil and natural gas have been volatile and unpredictable in recent years, and this volatility may continue. Sustained low crude oil and natural gas prices or a resumption of the decreases in crude oil and natural gas prices could have a material adverse effect on our financial condition, the carrying value of our proved reserves, our undeveloped leasehold interests and our ability to borrow funds and to obtain additional capital on attractive terms. If crude oil sales were to remain constant at the most recent annual sales volumes of 2,711 MBbls, a $5 per Bbl decrease in crude oil price would be expected to cause a $13.6 million decrease per year in revenues and operating income (loss) and a $12.2 million decrease per year in net income (loss).

As of December 31, 2021, we had unexpired derivative instruments outstanding covering 712 MBbls of production through June 2022. During the years ended December 31, 2021 and 2020, we had derivative instruments outstanding. These instruments were intended to be an economic hedge against declines in crude oil prices; however, they were not designated as hedges for accounting purposes. See “Derivative instruments and hedging activities” above.

Item 8. Consolidated Financial Statements and Supplementary Data

The information required here begins on page F-1 as described in “Item 15. Exhibits and Financial Statement Schedules—Index to Consolidated Financial Information”.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021 at the reasonable assurance level.

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

Based on the evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

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

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be included in the proxy statement for our 2022 annual meeting, which will be filed with the SEC within 120 days of December 31, 2021, and that is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this item will be included in the proxy statement for our 2022 annual meeting, which will be filed with the SEC within 120 days of December 31, 2021, and that is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item under Item 403 of Regulation S-K concerning the security ownership of certain beneficial owners and management will be included in the proxy statement for our 2022 annual meeting, which will be filed with the SEC within 120 days of December 31, 2021, and which is incorporated herein by reference. Please see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for information on securities that may be issued under our stock incentive plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be included in the proxy statement for our 2022 annual meeting, which will be filed with the SEC within 120 days of December 31, 2021, and that is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by this item will be included in the proxy statement for our 2022 annual meeting, which will be filed with the SEC within 120 days of December 31, 2021, and that is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1. The following is an index to the Financial Statements that are filed as part of this Form 10-K.

(a) 2. Other schedules are omitted because they are not required, not applicable or the required information is included in the Financial Statements or notes thereto.

(a) 3. Exhibits:

2.1

Sale and Purchase Agreement, dated as of November 17, 2020, by and between Sasol Gabon S.A. and VAALCO Gabon S.A. (filed as Exhibit 2.1 to the Company's Annual Report on Form 10-K filed on March 9, 2021, and incorporated herein by reference).

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
10.14*

Form of Stock Appreciation Rights Agreement under the VAALCO Energy, Inc. 2016 Stock Appreciate Rights Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 15, 2016, and incorporated herein by reference).

10.15*	Form of Change in Control Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 8, 2019, and incorporated herein by reference).
10.16*	VAALCO Energy, Inc. 2020 Long Term Incentive Plan (filed as Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 29, 2020, and incorporated herein by reference).
10.17*	First Amendment to VAALCO Energy, Inc. 2020 Long Term Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 8, 2021, and incorporated herein by reference).
10.18*

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

10.21*

Employment Agreement, by and between VAALCO Energy, Inc. and George Maxwell, effective as of April 19, 2021 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 12, 2021, and incorporated herein by reference).

10.22*

Amendment No. 1 to Employment Agreement, by and between VAALCO Energy, Inc. and George Maxwell, effective as of January 27, 2022 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 28, 2022, and incorporated herein by reference).

10.23*

Employment Agreement, dated as of May 25, 2021, by and between VAALCO Energy, Inc. and Michael Silver (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 28, 2021, and incorporated herein by reference).

10.24*

Employment Agreement, by and between VAALCO Energy, Inc. and Ronald Bain, effective as of June 21, 2021 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 22, 2021, and incorporated herein by reference).

10.25*

Amendment No. 1 to Employment Agreement, effective as of January 27, 2022, by and between VAALCO Energy, Inc. and Ronald Bain (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 28, 2022, and incorporated herein by reference).

10.26

Bareboat Charter, by and between VAALCO Energy, Inc. and World Carrier Offshore Services Corp, dated August 31, 2021 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 3, 2021, and incorporated by reference herein).

10.27

Operating Agreement, by and between VAALCO Energy, Inc. and World Carrier Offshore Services Corp, dated August 31, 2021 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 3, 2021, and incorporated by reference herein).

10.28

Deed of Guarantee and Indemnity, by and between VAALCO Energy, Inc. and VAALCO Gabon S.A., dated August 31, 2021 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 3, 2021, and incorporated by reference herein).

10.29

Deed of Guarantee and Indemnity, by and between VAALCO Energy, Inc. and VAALCO Gabon S.A., dated August 31, 2021 (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 3, 2021, and incorporated by reference herein).

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

VAALCO ENERGY, INC.
(Registrant)

By	/s/ George W.M. Maxwell
George W.M. Maxwell
Chief Executive Officer

Dated March 10, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 9th day of March 2022, by the following persons on behalf of the registrant and in the capacities indicated.

Signature		Title

By:	/s/ George Maxwell	Chief Executive Officer (Principal Executive Officer) and Director
George Maxwell

By:	/s/ Ron Bain	Chief Financial Officer (Principal Financial Officer)
Ron Bain
By:	/s/ Jason Doornik	Chief Accounting Officer (Principal Accounting Officer)
Jason Doornik
By:	/s/ Andrew L. Fawthrop	Chairman of the Board and Director
Andrew L. Fawthrop
By:	/s/ Catherine L. Stubbs	Director
Catherine L. Stubbs

By:	/s/ Fabrice Nze-Bekale	Director
Fabrice Nze-Bekale

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

VAALCO Energy, Inc.

Houston, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of VAALCO Energy, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years ended in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States)(“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Accounting for Income Taxes - Assessment of the Realizability of Deferred Tax Assets

As described in Notes 2 and 8 to the consolidated financial statements, the Company assesses the available positive and negative evidence to estimate if existing deferred tax assets will be utilized. When it is estimated to be more-likely-than-not that all or some portion of specific deferred tax assets, such as net operating loss carry forwards or foreign tax credit carryovers, will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are estimated to not be realizable. During the year ended December 31, 2021, the Company determined it was more likely than not that it would realize a portion of their deferred taxes and reversed a portion of the valuation allowance of the previously fully valued deferred tax assets. After the reversal, the Company had net deferred tax assets of $40 million.

We identified the assessment of the realizability of deferred tax assets as a critical audit matter. Auditing management’s judgments with respect to the recoverability of deferred tax assets in the United States and Gabon tax jurisdictions, including whether sufficient future taxable income will be generated, required increased audit effort including the need for professionals with specialized knowledge and skill in taxation.

The primary procedures we performed to address this critical audit matter included:

•Evaluating the assumptions used by management in developing projections of future taxable income by income tax jurisdiction, testing the completeness and accuracy of the underlying data used in the projections and assessing the consistency of underlying data and assumptions with evidence obtained in other areas of the audit.

•Utilizing professionals with specialized knowledge and skill in domestic and international tax matters to assist in evaluating the appropriateness and accuracy of the gross deferred tax assets and liabilities and permanent tax differences in the various tax jurisdictions.

Estimate of Crude Oil and Natural Gas Reserves

As described in Notes 2 and 9 to the consolidated financial statements, the Company accounts for its crude oil and natural gas properties using the successful efforts method of accounting, which requires management to make estimates of crude oil and natural gas reserve volumes and future revenues to record depletion expense and measure its crude oil and natural gas properties for potential impairment. To estimate the volume of crude oil and natural gas reserves and future revenues, management makes significant estimates and assumptions, including forecasting the production decline rate of producing properties and forecasting the timing and volume of production associated with the Company’s development plan for proved undeveloped properties. In addition, the estimation of crude oil and natural gas reserves is also impacted by management’s judgments and estimates regarding the financial performance of wells to determine if wells are expected, with reasonable certainty, to be economical under the appropriate pricing assumptions required in the estimation of depletion expense and potential impairment measurements. The net crude oil and natural gas properties and equipment balance as of December 31, 2021 was $94.3 million.

We identified the estimation of crude oil and natural gas reserves, due to its impact on depletion expense and potential impairment evaluation, as a critical audit matter. The estimation of crude oil and natural gas reserves requires a high degree of judgment by a qualified petroleum engineer and relatively minor changes in certain inputs and assumptions, as described above, could have a significant impact on the measurement of depletion expense or the recognition of potential impairment expense. In turn, auditing these inputs and assumptions required subjective and complex auditor judgment.

The primary procedures we performed to address this critical audit matter included:

•Comparing the Company’s crude oil and gas price assumptions to third-party forecasts, peer information and relevant market data to determine whether the Company’s price forecasts were within range of such third-party data.

•Testing estimated future capital and operational costs by comparison to historically realized amounts, approved budgets and current economic conditions.

•Performing a look-back analysis to identify indications of potential management bias over time in estimating decline curves and volumes.

•Reviewing reserve reports provided by an external reserve engineer and assessing the scope of work and findings.

•Assessing the competence, capability and objectivity of the Company’s internal and external reserve experts involved in preparing the reserve reports through an understanding of their relevant professional qualifications and experience as a basis for management’s reliance on their work.

Valuation and Recognition of Crude Oil and Natural Gas Properties Acquired in Sasol Acquisition

As described in Notes 2 and 4 to the consolidated financial statements, the Company completed its acquisition of Sasol Gabon S.A.’s (“Sasol”) working interest in the Etame Marin block for consideration of $38.6 million during the first quarter of 2021. All assets and liabilities associated with Sasol’s interest in the Etame Marin block were recorded at their fair values. As a result of the acquisition, the Company recognized crude oil and natural gas properties of $37.2 million, based on the fair value on the acquisition date.

We identified the determination of fair value of crude oil and natural gas properties acquired from Sasol as a critical audit matter. The Company, with the assistance of outside consultants, used significant judgment to develop estimates of reserve quantities factoring in specific risk adjustments based on reserve category and the Company’s weighted average cost of capital used to determine their fair value at closing. Auditing these assumptions involved especially subjective auditor judgment and effort, including the need for professionals with specialized knowledge and skill in valuation.

The primary procedures we performed to address this critical audit matter included:

•Assessing the competence, capability and objectivity of the outside valuation consultants engaged by the Company to measure the fair value of the acquired crude oil and natural gas properties including the valuation methodology selected.

•Testing management’s estimate of reserve quantities by applying procedures consistent with our testing of the Company’s existing crude oil and natural gas reserves.

•Utilizing personnel with specialized knowledge and skill with valuation to assist in assessing the reasonableness of reserve risk adjustments and the weighted average cost of capital utilized by management.

/s/BDO USA, LLP

We have served as the Company's auditor since 2016.

Houston, TX

March 10, 2022

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31, 2021	As of December 31, 2020
ASSETS	(in thousands)
Current assets:
Cash and cash equivalents	$48,675	$47,853
Restricted cash	79	86
Receivables:
Trade, net	22,464	—
Accounts with joint venture owners, net of allowance of $0.0 million in both periods presented	345	3,587
Other, net	9,977	4,331
Crude oil inventory	1,593	3,906
Prepayments and other	5,156	4,215
Total current assets	88,289	63,978

Crude oil and natural gas properties, equipment and other - successful efforts method, net	94,324	37,036
Other noncurrent assets:
Restricted cash	1,752	925
Value added tax and other receivables, net of allowance of $5.7 million and $2.3 million, respectively	5,536	4,271
Right of use operating lease assets	10,227	22,569
Deferred tax assets	39,978	—
Abandonment funding	21,808	12,453
Other long-term assets	1,176	—
Total assets	$263,090	$141,232
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,797	$16,690
Accounts with joint venture owners	3,233	4,945
Accrued liabilities and other	49,444	17,184
Operating lease liabilities - current portion	9,642	12,890
Foreign income taxes payable	3,128	860
Current liabilities - discontinued operations	13	7
Total current liabilities	84,257	52,576
Asset retirement obligations	33,949	17,334
Operating lease liabilities - net of current portion	587	9,671
Other long-term liabilities	—	193
Total liabilities	118,793	79,774
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $25 par value; 500,000 shares authorized, none issued	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized, 69,562,774 and 67,897,530 shares issued, 58,623,451 and 57,531,154 shares outstanding, respectively	6,956	6,790
Additional paid-in capital	76,700	74,437
Less treasury stock, 10,939,323 and 10,366,376 shares, respectively, at cost	(43,847)	(42,421)
Retained earnings	104,488	22,652
Total shareholders' equity	144,297	61,458
Total liabilities and shareholders' equity	$263,090	$141,232

See notes to consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020	2019
	(in thousands, except per share amounts)
Revenues:
Crude oil and natural gas sales	$199,075	$67,176	$84,521
Operating costs and expenses:
Production expense	81,255	37,315	37,689
Exploration expense	1,579	3,588	—
Depreciation, depletion and amortization	21,060	9,382	7,083
Impairment of proved crude oil and natural gas properties	—	30,625	—
Gain on revision of asset retirement obligations	—	—	(379)
General and administrative expense	14,766	10,695	14,855
Bad debt expense and other	875	1,165	(341)
Total operating costs and expenses	119,535	92,770	58,907
Other operating income (expense), net	(440)	(1,669)	(4,421)
Operating income (loss)	79,100	(27,263)	21,193
Other income (expense):
Derivative instruments gain (loss), net	(22,826)	6,577	(446)
Interest income, net	10	155	733
Other, net	3,494	129	(438)
Total other income (expense), net	(19,322)	6,861	(151)
Income (loss) from continuing operations before income taxes	59,778	(20,402)	21,042
Income tax expense (benefit)	(22,156)	27,681	23,890
Income (loss) from continuing operations	81,934	(48,083)	(2,848)
Income (loss) from discontinued operations, net of tax	(98)	(98)	5,411
Net income (loss)	$81,836	$(48,181)	$2,563

Basic net income (loss) per share:
Income (loss) from continuing operations	$1.38	$(0.83)	$(0.05)
Loss from discontinued operations, net of tax	—	—	0.09
Net income (loss) per share	$1.38	$(0.83)	$0.04
Basic weighted average shares outstanding	58,230	57,594	59,143
Diluted net income (loss) per share:
Income (loss) from continuing operations	$1.37	$(0.83)	$(0.05)
Loss from discontinued operations, net of tax	—	—	0.09
Net income (loss) per share	$1.37	$(0.83)	$0.04
Diluted weighted average shares outstanding	58,755	57,594	59,143

See notes to consolidated financial statements

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Shares Issued	Treasury Shares	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total
	(in thousands)
Balance at January 1, 2019	67,168	(7,572)	$6,717	$72,358	$(37,827)	$68,579	$109,827
Shares issued - stock-based compensation	506	(10)	50	206	—	—	256
Stock-based compensation expense	—	—	—	985	—	—	985
Treasury stock	—	(2,067)	—	—	(3,602)	(309)	(3,911)
Net income	—	—	—	—	—	2,563	2,563
Balance at December 31, 2019	67,674	(9,649)	6,767	73,549	(41,429)	70,833	109,720
Shares issued - stock-based compensation	223	(44)	23	40	—	—	63
Stock-based compensation expense	—	—	—	848	—	—	848
Treasury stock	—	(673)	—	—	(992)	—	(992)
Net loss	—	—	—	—	—	(48,181)	(48,181)
Balance at December 31, 2020	67,897	(10,366)	6,790	74,437	(42,421)	22,652	61,458
Shares issued - stock-based compensation	1,665	(573)	166	1,203	—	—	1,369
Stock-based compensation expense	—	—	—	1,060	—	—	1,060
Treasury stock	—	—	—	—	(1,426)	—	(1,426)
Net income	—	—	—	—	—	81,836	81,836
Balance at December 31, 2021	69,562	(10,939)	$6,956	$76,700	$(43,847)	$104,488	$144,297

See notes to consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$81,836	$(48,181)	$2,563
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations, net of tax	98	98	(5,411)
Depreciation, depletion and amortization	21,060	9,382	7,083
Bargain purchase gain	(7,651)	—	—
Impairment of proved crude oil and natural gas properties	—	30,625	—
Gain on revision of asset retirement obligations	—	—	(379)
Other amortization	—	181	241
Deferred taxes	(39,978)	24,159	14,480
Unrealized foreign exchange (gain) loss	(291)	91	(50)
Stock-based compensation	2,459	114	3,506
Cash settlements paid on exercised stock appreciation rights	(3,271)	(275)	(491)
Derivative instruments (gain) loss, net	22,826	(6,577)	446
Cash settlements received (paid) on matured derivative contracts, net	(18,020)	7,216	2,439
Bad debt expense and other	875	1,165	(341)
Other operating loss, net	440	869	58
Operational expenses associated with equipment and other	2,415	1,601	69
Cash advance for other long-term assets	(1,176)	—	—
Change in operating assets and liabilities:
Trade receivables	(11,308)	14,335	(2,428)
Accounts with joint venture owners	1,594	4,016	(2,075)
Other receivables	(9,736)	1,405	(94)
Crude oil inventory	5,022	(2,834)	(287)
Prepayments and other	1,617	(1,126)	(1,014)
Value added tax and other receivables	(1,593)	(1,268)	275
Accounts payable	(922)	(842)	6,011
Foreign income taxes receivable/payable	2,268	(4,880)	2,396
Accrued liabilities and other	1,645	(1,383)	4,161
Net cash provided by continuing operating activities	50,209	27,891	31,158
Net cash used in discontinued operating activities	(92)	(441)	(4,686)
Net cash provided by operating activities	50,117	27,450	26,472
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(16,558)	(20,008)	(10,348)
Acquisition of crude oil and natural gas properties	(22,505)	(4,320)	—
Net cash used in continuing investing activities	(39,063)	(24,328)	(10,348)
Net cash used in discontinued investing activities	—	—	—
Net cash used in investing activities	(39,063)	(24,328)	(10,348)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuances of common stock	1,369	63	256
Treasury shares	(1,426)	(992)	(3,911)
Net cash used in continuing financing activities	(57)	(929)	(3,655)
Net cash used in discontinued financing activities	—	—	—
Net cash used in financing activities	(57)	(929)	(3,655)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	10,997	2,193	12,469
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	61,317	59,124	46,655
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$72,314	$61,317	$59,124

See notes to consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTAL DISCLOSURES

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Supplemental disclosure of cash flow information:
Income taxes received in cash	$—	$(696)	$(674)
Income taxes paid in-kind with crude oil	$20,103	$8,738	$7,268
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment additions incurred but not paid at end of period	$15,021	$3,966	$13,646
Recognition of right-of-use operating lease assets and liabilities	$581	$1,478	$44,681
Recognition of right-of-use operating lease liabilities	$581	$1,478	$44,656
Asset retirement obligations	$21,733	$359	$595
Restricted stock issued out of treasury	$—	$—	$309

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

The Company’s consolidated subsidiaries are VAALCO Gabon (Etame), Inc., VAALCO Production (Gabon), Inc., VAALCO Gabon S.A., VAALCO Angola (Kwanza), Inc., VAALCO Energy (EG), Inc., VAALCO Energy Mauritius (EG) Limited, VAALCO Energy, Inc. (UK Branch) and VAALCO Energy (USA), Inc.

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

In response to the oversupply of crude oil, global crude oil producers, including the Organization of Petroleum Exporting Countries and other oil producing nations (“OPEC+”), reached agreement in April 2020 to cut crude oil production. Further, in connection with the OPEC+ agreement, the Minister of Hydrocarbons in Gabon requested that the Company reduce its production. In response to such request from the Minister of Hydrocarbons, between July 2020 and April 2021, the Company temporarily reduced production from the Etame Marin block. Currently, the Company’s production is not impacted by OPEC+ curtailments. In July 2021, OPEC+ agreed to increase production beginning in August 2021 and to gradually phase out prior production cuts by September 2022. The decision to increase production was reaffirmed by an OPEC+ meeting held on February 2, 2022.

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

For the year ended December 31, 2021, crude oil prices have improved, there were no disruptions to operations as a result of COVID-19 or any strain thereof, global economic activity has steadily increased, and oil demand has stabilized over multiple quarters removing much of the uncertainty and instability in the industry. Therefore, no additional charges or impairments were required for the twelve months ended December 31, 2021. Crude oil prices have continually increased and are currently at the highest levels seen in recent years. The average annual Brent price per barrel for the year ended December 31, 2020 was $41.96 and increased 69% to $70.86 for the year ended December 31, 2021. At the end of 2021 and continuing into 2022, travel-related restrictions have lessened, access to vaccines that reduce the spread and impact of COVID-19 and its variants have become more accessible and the global economy appears more flexible to continuing to effectively operate in a COVID-19 environment. However, while the business environment in 2021 improved, the COVID-19 situation and effects thereof remain fluid. A prolonged outbreak may have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to complete future drilling campaigns and other efforts required to advance the development of its crude oil and natural gas properties.

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

Restricted cash and abandonment funding – Restricted cash includes cash that is contractually restricted. Restricted cash is classified as a current or non-current asset based on its designated purpose and time duration. Current amounts in restricted cash at December 31, 2021 and 2020 each include an escrow amount representing bank guarantees for customs clearance in Gabon. Long-term amounts at December 31, 2021 and 2020 include a charter payment escrow for the FPSO offshore Gabon as discussed in Note 12. The Company invests restricted and excess cash in readily redeemable money market funds. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows.

	As of December 31,
	2021	2020
	(in thousands)
Cash and cash equivalents	$48,675	$47,853
Restricted cash - current	79	86
Restricted cash - non-current	1,752	925
Abandonment funding	21,808	12,453
Total cash, cash equivalents and restricted cash	$72,314	$61,317

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

On February 28, 2019, the Gabonese branch of the international commercial bank holding the abandonment funds in a U.S. dollar denominated account advised that the bank regulator required transfer of the funds to the Central Bank for African Economic and Monetary Community (“CEMAC”) of which Gabon is one of the six member states, for conversion to local currency with a credit back to the Gabonese branch in local currency. The Etame PSC provides these payments must be denominated in U.S. dollars and the CEMAC regulations provide for establishment of a U.S. dollar account with the Central Bank. Although we requested establishment of such account, the Central Bank did not comply with our requests until February 2021. As a result, we were not able to make the annual abandonment funding payment in 2019, 2020 or 2021 totaling $4.3 million, net to VAALCO based on the 2018 abandonment study. In February 2021, BEAC authorized us to apply for a U.S. dollar denominated escrow account for the abandonment fund at Citibank. Working with Citibank, on March 12, 2021 we filed the application to open the account and are currently awaiting the approval of the account from the Central Bank. Accordingly, we were not able to make our funding payment in 2021. In December 2021, as part of the new FX regulations issued by BEAC, they allowed for opening of U.S. dollars escrow accounts for the abandonment funds at BEAC and are currently working with the extractive industry to formulate the agreements which are expected to be finalized in 2022 that regulates these accounts. Accordingly, pursuant to Amendment No. 5 of the Etame PSC that required these funds to be in U.S. dollars, once the account for the U.S. dollars abandonment fund is open at BEAC we will resume our funding of the abandonment fund in compliance with the Etame PSC.

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

As of December 31, 2021, the outstanding VAT receivable balance, excluding the allowance for bad debt, was approximately $14.5 million ($9.6 million, net to VAALCO). As of December 31, 2021, the exchange rate was XAF 578.2 = $1.00. As of December 31, 2020, the exchange rate was XAF 534.8 = $1.00. The receivable amount, net of allowances, is reported as a non-current asset in the “Value added tax and other receivables” line item in the consolidated balance sheets. Because both the VAT receivable and the related allowances are denominated in XAF, the exchange rate revaluation of these balances into U.S. dollars at the end of each reporting period also has an impact on the Company’s results of operations. Such foreign currency gains (losses) are reported separately in the “Other, net” line item of the consolidated statements of operations.

The following table provides an analysis of the change in the allowance:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Allowance for bad debt
Balance at beginning of period	$(2,273)	$(1,508)	$(2,535)
Bad debt (charge) income, net of receipts	(875)	(1,165)	341
Adjustment associated with reversal of allowance on Mutamba receivable	—	593	623
Adjustment associated with Sasol Acquisition	(2,879)	—	—
Foreign currency gain (loss)	286	(193)	63
Balance at end of period	$(5,741)	$(2,273)	$(1,508)

Other receivables– Under the terms of the Etame PSC, the Company can be required to contribute to meeting domestic market needs of the Republic of Gabon by delivering to it, or another entity designated by the Republic of Gabon, an amount of crude oil proportional to the Company’s share of production to the total production in Gabon over the year. In 2021, the Company was notified by the Republic of Gabon to deliver to a refinery its proportionate share of crude oil to meet the domestic market need as per the terms of the Etame PSC. The Company is entitled, per the Etame PSC, to a fixed selling price for the oil delivered. Since the crude-oil produced by the Company was not compatible with the crude-oil requirements of the refinery, the Company entered into 2 contracts to fulfill its domestic market needs obligation under the Etame PSC. One contract was to purchase oil from another producer that was more compatible to the refinery and another contract with the refinery itself to deliver the crude oil to. Under the contract with another producer, the producer is entitled to a selling price consistent with the price the Company receives under the terms of the Etame PSC. As a result of these contracts and timing differences between when the oil is procured and when it is delivered to and paid by the refinery, included in the Company’s December 31, 2021 consolidated balance sheet is other receivables of approximately $10.0 million for amounts due to the Company from the refinery and a $5.4 million liability included in accounts payable and a $4.6 million liability included in accrued liabilities in the December 31, 2021 consolidated balance sheet for amounts due to the oil supplier.

Crude oil inventory – Crude oil inventories are carried at the lower of cost or net realizable value and represent the share of crude oil produced and stored on the FPSO, but unsold at the end of the period.

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

Depreciation, depletion and amortization – Depletion of wells, platforms, and other production facilities are calculated on a block basis under the unit-of-production method based upon estimates of proved developed reserves. Depletion of developed leasehold acquisition costs are provided on a block basis under the unit-of-production method based upon estimates of proved reserves. Support equipment (other than equipment inventory) and leasehold improvements related to crude oil and natural gas producing activities, as well as property, plant and equipment unrelated to crude oil and natural gas producing activities, are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, which are typically five years for office and miscellaneous equipment and five to seven years for leasehold improvements.

Impairment – The Company reviews the crude oil and natural gas producing properties for impairment on a block basis whenever events or changes in circumstances indicate that the carrying amount of such properties may not be recoverable. If the sum of the expected undiscounted future cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment charge is recorded based on the fair value of the asset. This may occur if the block contains lower than anticipated reserves or if commodity prices fall below a level that significantly effects anticipated future cash flows. The fair value measurement used in the impairment test is generally calculated with a discounted cash flow model using several Level 3 inputs that are based upon estimates the most significant of which is the estimate of net proved reserves. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the Company’s control. Reserve engineering is a subjective process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. The quantities of crude oil and natural gas that are ultimately recovered, production and operating costs, the amount and timing of future development expenditures and future crude oil and natural gas sales prices may all differ from those assumed in these estimates. Capitalized equipment inventory is reviewed regularly for obsolescence. When undeveloped crude oil and natural gas leases are deemed to be impaired, exploration expense is charged. Unproved property costs consist of acquisition costs related to undeveloped acreage in the Etame Marin block in Gabon and in Block P in Equatorial Guinea. See Note 9 for further discussion.

Purchase Accounting – On February 25, 2021, VAALCO Gabon S.A., a wholly owned subsidiary of the Company, completed the acquisition of Sasol Gabon S.A.’s (“Sasol’s”) 27.8% working interest in the Etame Marin block offshore Gabon pursuant to the sale and purchase agreement (“SPA”) dated November 17, 2020 (the “Sasol Acquisition”). The Company made various assumptions in determining the fair values of acquired assets and liabilities assumed. In order to allocate the purchase price, the Company developed fair value models with the assistance of outside consultants. These fair value models were used to determine the fair value associated with the reserves and applied discounted cash flows to expected future operating results, considering expected growth rates, development opportunities, and future pricing assumptions. The fair value of working capital assets acquired and liabilities assumed were transferred at book value, which approximates fair value due to the short-term nature of the assets and liabilities. The fair value of the fixed assets acquired was based on estimates of replacement costs and the fair value of liabilities assumed was based on their expected future cash outflows. See Note 4 for further discussion.

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

Unless the awards contain a market condition, previously recognized expense related to forfeited awards is reversed in the period in which the forfeiture occurs. For awards containing a market condition, previously recognized stock-based compensation expense is not reversed when the awards are forfeited. See Note 16 for further discussion.

Foreign currency transactions – The U.S. dollar is the functional currency of the Company’s foreign operating subsidiaries. Gains and losses on foreign currency transactions are included in income. Within the consolidated statements of operations line item “Other income (expense)—Other, net,” the Company recognized losses on foreign currency transactions of $0.7 million in 2021, while the Company recognized gains on foreign currency transactions of $0.2 million in 2020 and losses on foreign currency transactions of $0.2 million in 2019.

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

Nonrecurring Fair Value Measurements – The Company applies fair value measurements to its nonfinancial assets and liabilities measured on a nonrecurring basis, which consist of measurements or remeasurements of impairment of crude oil and natural gas properties, asset retirement assets and liabilities and other long-lived assets and assets acquired and liabilities assumed in a business combination. Generally, a cash flow model is used in combination with inflation rates and credit-adjusted, risk-free discount rates or industry rates to determine the fair value of the assets and liabilities. Based upon our review of the fair value hierarchy, the inputs used in these fair value measurements are considered Level 3 inputs.

Fair value of financial instruments – The Company’s current assets and liabilities include financial instruments such as cash and cash equivalents, restricted cash, accounts receivable, derivative assets and liabilities, accounts payable, liabilities for SARs and guarantees. As discussed further in Note 10, derivative assets and liabilities are measured and reported at fair value each period with changes in fair value recognized in net income. The derivatives referenced below are reported in “Accrued liabilities and other” on the consolidated balance sheet. SARs liabilities are measured and reported at fair value using level 2 inputs each period with changes in fair value recognized in net income. The current portion of the SARs liabilities is reported in “Accrued liabilities and other” on the consolidated balance sheet while the long-term portion is reported in “Other long-term liabilities”. With respect to the other financial instruments included in current assets and liabilities, the carrying value of each financial instrument approximates fair value primarily due to the short-term maturity of these instruments.

		As of December 31, 2021
	Balance Sheet Line	Level 1	Level 2	Level 3	Total
		(in thousands)
Liabilities
SARs liability	Accrued liabilities	$—	$609	$—	$609
Derivative liability - crude oil swaps	Accrued liabilities	—	4,806	—	4,806
		$—	$5,415	$—	$5,415

		As of December 31, 2020
	Balance Sheet Line	Level 1	Level 2	Level 3	Total
		(in thousands)
Liabilities
SARs liability	Accrued liabilities	$—	$2,289	$—	$2,289
SARs liability	Other long-term liabilities	—	193	—	193
		$—	$2,482	$—	$2,482

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

Adopted

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2019-12, Income Taxes (Topic 740: Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which removes certain exceptions to the general principles in Topic 740. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The adoption of this guidance did not have a material impact on the Company's financial statements.

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

All assets and liabilities associated with Sasol’s interest in Etame Marin block, including crude oil and natural gas properties, asset retirement obligations and working capital items, were recorded at their fair value. The Company used estimated future crude oil prices as of the closing date, February 25, 2021, to apply to the estimated reserve quantities acquired and market participant assumptions to the estimated future operating and development costs to arrive at the estimates of future net revenues. The future net revenues were discounted using the Company’s weighted average cost of capital to determine the fair value at closing. The valuations to derive the purchase price included the use of both proved and unproved categories of reserves, expectation for timing and amount of future development and operating costs, projections of future rates of production, expected recovery rates, and risk adjusted discount rates. Other significant estimates were used by the Company to determine the fair value of assets acquired and liabilities assumed. The Company has one year from the date of closing to record purchase price adjustments as a result of changes in such estimates. As a result of comparing the purchase price to the fair value of the assets acquired and liabilities assumed a $7.7 million bargain purchase gain was recognized. A bargain purchase gain of $5.2 million is included in “Other, net” under “Other income (expense)” in the consolidated statements of operations. An income tax benefit of $4.1 million, related to the bargain purchase gain, is also included in the consolidated statements of operations. The bargain purchase gain is primarily attributable to the increase in crude oil price forecasts from the date the SPA was signed, November 17, 2020, to the closing date, February 25, 2021, when the fair value of the reserves associated with the Sasol Acquisition were determined.

The impact of the Sasol Acquisition was an increase to “Crude oil and natural gas sales” of $84.6 million and $29.3 million of “Net income” in the consolidated statements of operations for the year ended December 31, 2021.

The unaudited pro forma results presented below have been prepared to give the effect to the Sasol Acquisition discussed above on the Company’s results of operations for the years ended December 31, 2021 and 2020, as if the Sasol Acquisition had been consummated on January 1, 2020. The unaudited pro forma results do not purport to represent what the Company’s actual results of operations would have been if the Sasol Acquisition had been completed on such date or to project the Company’s results of operations for any future date or period.

	Year Ended December 31,
	2021		2020
	(in thousand)
Pro forma (unaudited)
Crude oil and natural gas sales	$216,848		$127,199
Operating income (loss)	89,782		(16,902)
Net income (loss)	66,001	(a)	(36,508)	(b)

Basic net income (loss) per share:
Income (loss) from continuing operations	$1.14		$(0.63)
Loss from discontinued operations, net of tax	(0.01)		—
Net income (loss) per share	$1.13		$(0.63)
Basic weighted average shares outstanding	58,230		57,594
Diluted net income (loss) per share:
Income (loss) from continuing operations	$1.12		$(0.63)
Loss from discontinued operations, net of tax	—		—
Net income (loss) per share	$1.12		$(0.63)
Diluted weighted average shares outstanding	58,755		57,594

____________________________

(a)The unaudited pro forma net income for the year ended December 31, 2021 excludes nonrecurring pro forma adjustments directly attributable to the Sasol Acquisition, consisting of a bargain purchase gain of $7.7 million and transaction costs of $1.0 million.

(b)The unaudited pro forma net loss for the year ended December 31, 2020 includes nonrecurring pro forma adjustments directly attributable to the Sasol Acquisition, consisting of a bargain purchase gain of $7.7 million and transaction costs of $1.0 million.

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

Discontinued Operations - Angola

In November 2006, the Company signed a production sharing contract for Block 5 offshore Angola (“Block 5 PSA”). The Company’s working interest was 40%, and the Company carried Sonangol P&P, for 10% of the work program. On September 30, 2016, the Company notified Sonangol P&P that it was withdrawing from the joint operating agreement effective October 31, 2016. On November 30, 2016, the Company notified the national concessionaire, Sonangol E.P., that it was withdrawing from the Block 5 PSA and reduced its activities in Angola. As a result of this strategic shift, the Company classified all the related assets and liabilities as those of discontinued operations in the consolidated balance sheets. The operating results of the Angola segment have been classified as discontinued operations for all periods presented in the Company’s consolidated statements of operations. The Company segregated the cash flows attributable to the Angola segment from the cash flows from continuing operations for all periods presented in the Company’s consolidated statements of cash flows. During the year ended December 31, 2021 and 2020, the Angola segment did not have a material impact on the Company’s financial position, results of operations, cash flows and related disclosures.

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

Segment activity of continuing operations for the years ended December 31, 2021, 2020 and 2019 and long-lived assets and segment assets at December 31, 2021 and 2020 are as follows:

	Year Ended December 31, 2021
(in thousands)	Gabon	Equatorial Guinea	Corporate and Other	Total
Revenues-crude oil and natural gas sales	$199,075	$—	$—	$199,075
Depreciation, depletion and amortization	20,972	—	88	21,060
Bad debt expense and other	875	—	—	875
Other operating expense, net	(440)	—	—	(440)
Operating income (loss)	93,191	(853)	(13,238)	79,100
Derivative instruments loss, net	—	—	(22,826)	(22,826)
Other, net	6,925	(3)	(3,428)	3,494
Income tax expense (benefit)	12,392	1	(34,549)	(22,156)
Additions to crude oil and natural gas properties and equipment – accrual (1)	79,169	—	52	79,221
(1) Includes assets acquired in the Sasol acquisition.

	Year Ended December 31, 2020
(in thousands)	Gabon	Equatorial Guinea	Corporate and Other	Total
Revenues-crude oil and natural gas sales	$67,176	$—	$—	$67,176
Depreciation, depletion and amortization	9,028	—	354	9,382
Impairment of proved crude oil and natural gas properties	30,625	—	—	30,625
Bad debt expense and other	1,165	—	—	1,165
Other operating expense, net	(1,669)	—	—	(1,669)
Operating loss	(17,261)	(431)	(9,571)	(27,263)
Derivative instruments gain, net	—	—	6,577	6,577
Interest income, net	—	—	155	155
Other, net	194	3	(68)	129
Income tax expense	16,204	1	11,476	27,681
Additions to crude oil and natural gas properties and equipment – accrual	10,503	—	(9)	10,494

	Year Ended December 31, 2019
(in thousands)	Gabon	Equatorial Guinea	Corporate and Other	Total
Revenues-crude oil and natural gas sales	$84,521	$—	$—	$84,521
Depreciation, depletion and amortization	6,825	—	258	7,083
Gain on revision of asset retirement obligations	(379)	—	—	(379)
Bad debt (recovery) expense and other	(341)	—	—	(341)
Other operating expense, net	(4,456)	—	35	(4,421)
Operating income (loss)	35,049	(438)	(13,418)	21,193
Derivative instruments gain, net	—	—	(446)	(446)
Interest income (expense), net	5	—	728	733
Other, net	(230)	(3)	(205)	(438)
Income tax benefit	20,311	12	3,567	23,890
Additions to crude oil and natural gas properties and equipment – accrual	22,116	—	57	22,173

it

(in thousands)	Gabon	Equatorial Guinea	Corporate and Other	Total
Long-lived assets from continuing operations:
As of December 31, 2021	$84,156	$10,000	$168	$94,324
As of December 31, 2020	$26,832	$10,000	$204	$37,036

(in thousands)	Gabon	Equatorial Guinea	Corporate and Other	Total
Total assets from continuing operations:
As of December 31, 2021	$201,748	$10,548	$50,794	$263,090
As of December 31, 2020	$101,399	$10,267	$29,566	$141,232

Information about the Company’s most significant customers

The Company currently sells crude oil production from Gabon under term contracts with pricing based upon an average of Dated Brent in the month of lifting, adjusted for location and market factors. From February 2019 to January 2020, crude oil sales were to Mercuria Energy Trading SA (“Mercuria”). The Company signed a new contract with ExxonMobil Sales and Supply LLC (“Exxon”) that covers sales from February 2020 through January 2022 with pricing based upon an average of Dated Brent in the month of lifting, adjusted for location and market factors. In January 2022, the contract with ExxonMobil was amended to extend the date of the contract through the end of July 2022.

During the year ended December 31, 2021, revenues from sales of crude oil to Exxon were 100% of the Company’s total revenues from customers.

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

A reconciliation of reported net income (loss) to net income (loss) used in calculating EPS as well as a reconciliation from basic to diluted shares follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net income (loss) (numerator):
Income (loss) from continuing operations	$81,934	$(48,083)	$(2,848)
(Income) loss from continuing operations attributable to unvested shares	(1,336)	—	21
Numerator for basic	80,598	(48,083)	(2,827)
Income from continuing operations attributable to unvested shares	—	—	(21)
Numerator for dilutive	$80,598	$(48,083)	$(2,848)

Income (loss) from discontinued operations, net of tax	$(98)	$(98)	$5,411
(Income) loss from discontinued operations attributable to unvested shares	2	—	(39)
Numerator for basic	(96)	(98)	5,372
(Income) loss from discontinued operations attributable to unvested shares	—	—	39
Numerator for dilutive	$(96)	$(98)	$5,411

Net income (loss)	$81,836	$(48,181)	$2,563
Net income attributable to unvested shares	(1,334)	—	(18)
Numerator for basic	80,502	(48,181)	2,545
Net (income) loss attributable to unvested shares	—	—	18
Numerator for dilutive	$80,502	$(48,181)	$2,563

Weighted average shares (denominator):
Basic weighted average shares outstanding	58,230	57,594	59,143
Effect of dilutive securities	525	—	—
Diluted weighted average shares outstanding	58,755	57,594	59,143
Stock options and unvested restricted stock grants excluded from dilutive calculation because they would be anti-dilutive	169	3,545	603

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

With respect to the government’s share of Profit Oil, the Etame PSC provides that corporate income tax is satisfied through the payment of Profit Oil. In the consolidated statements of operations, the government’s share of revenues from Profit Oil is reported in revenues with a corresponding amount reflected in the current provision for income tax expense. Prior to February 1, 2018, the government did not take any of its share of Profit Oil in-kind. These revenues have been included in revenues to customers as the Company entered into the contract with the customer to sell the crude oil and was subject to the performance obligations associated with the contract. For the in-kind sales by the government beginning February 1, 2018, these sales are not considered revenues under a customer contract as the Company is not a party to the contracts with the buyers of this crude oil. However, consistent with the reporting of Profit Oil in prior periods, the amount associated with the Profit Oil under the terms of the Etame PSC is reflected as revenue with an offsetting amount reported in current income tax expense. Payments of the income tax expense are reported in the period that the government takes its Profit Oil in-kind, i.e. the period in which it lifts the crude oil. As of December 31, 2021, the foreign taxes payable attributable to this obligation is $3.1 million. As of December 31, 2020, the foreign income taxes payable attributable to this obligation was $0.9 million.

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

	Year Ended December 31,
	2021	2020	2019
Revenue from customer contracts:
Sales under the COSPA	$200,321	$67,041	$86,554
Other items reported in revenue not associated with customer contracts:
Gabonese government share of Profit Oil taken in-kind	20,103	8,738	7,268
Carried interest recoupment	7,517	1,631	2,950
Royalties	(28,866)	(10,234)	(12,251)
Crude oil and natural gas sales	$199,075	$67,176	$84,521

8. INCOME TAXES

VAALCO and its domestic subsidiaries file a consolidated U.S. income tax return. Certain foreign subsidiaries also file tax returns in their respective local jurisdictions.

Income taxes attributable to continuing operations for the years ended December 31, 2021, 2020, and 2019 are attributable to foreign taxes payable in Gabon as well as income taxes in the U.S.

Provision for income taxes related to income (loss) from continuing operations consists of the following:

	Year Ended December 31,
	2021	2020	2019
U.S. Federal:	(in thousands)
Current	$—	$(337)	$(337)
Deferred	(34,548)	11,814	3,916
Foreign:
Current	20,282	3,859	9,747
Deferred	(7,890)	12,345	10,564
Total	$(22,156)	$27,681	$23,890

As of December 31, 2021 and 2020 the Company had deferred tax assets of $86.9 million and $126.3 million, respectively. The deferred tax assets are primarily attributable to Gabon and U.S. federal income taxes related to basis differences in fixed assets, foreign tax credit carryforwards, as well as U.S. and foreign net operating loss carryforwards. In assessing the realizability of the deferred tax assets, the Company considers all available positive and negative evidence and makes a determination whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future income in periods in which the deferred tax assets can be utilized. Numerous judgments and assumptions are inherent in this assessment, including the determination of future taxable income, future operating conditions (particularly as related to prevailing crude oil prices).

As of December 31, 2021, due to the increase in future taxable income, the Company determined that it is more likely than not that it would be able to fully utilize its Gabon deferred tax assets and partially utilize its U.S deferred tax assets. Correspondingly, this resulted in a full valuation allowance release of the Gabon deferred tax asset and a partial valuation allowance release of the U.S deferred tax asset. As of December 31, 2020, the Company determined that it is more likely than not that it would not be able to utilize its deferred tax assets. On the basis of these evaluations, a valuation allowance of $46.9 million and $126.3 million were recorded as of December 31, 2021 and 2020, respectively. Valuation allowances reduce the deferred tax assets to the amount that is more likely than not to be realized.

Taxes paid in Gabon with respect to earnings from the Etame Marin block are determined under the provisions of the Etame PSC. In accordance with the Etame PSC, the Etame Consortium maintains a “Cost Account,” which accumulates capital costs and operating expenses that are deductible against revenues, net of royalties, in determining taxable profits. For each calendar year, the Etame Consortium is entitled to receive a percentage of the production (“Cost Recovery Percentage”) remaining after deducting royalties so long as there are amounts remaining in the Cost Account. Prior to the PSC Extension, the Cost Recovery Percentage was 70%. As a result of the PSC Extension, the Cost Recovery Percentage has been increased to 80% for the period from September 17, 2018 through September 16, 2028. See Note 9 for further discussion of the PSC Extension. After September 16, 2028, the Cost Recovery Percentage returns to 70%. The difference between revenues, net of royalties, and the costs recovered for the period is “Profit Oil.” As payment of corporate income taxes, the Etame Consortium pays the government an allocation of the remaining Profit Oil production from the contract area ranging from 50% to 60%. The percentage of Profit Oil paid to the government as tax is a function of production rates. When the Cost Account is less than the entitled recovery percentage (either 70% or 80%, depending on the period), Profit Oil as a percentage of revenues increases and Gabon taxes paid increase as a percentage of revenues. We also record as income tax expense the increase or decrease in the value of the government’s allocation of Profit Oil which results due to change in value from the time the allocation is originally produced to the time the allocation is actually lifted.

The primary differences between the financial statement and tax bases of assets and liabilities resulted in deferred tax assets associated with continuing operations at December 31, 2021 and 2020 are as follows:

	As of December 31,
(in thousands)	2021	2020
Deferred tax assets:
Basis difference in fixed assets	$20,133	$27,995
Foreign tax credit carryforward	20,084	34,144
Alternative minimum tax credit carryover	—	—
U.S. federal net operating losses	25,182	32,579
Foreign net operating losses	8,693	24,602
Asset retirement obligations	8,546	3,640
Operating leases	1,750	1,472
Basis difference in accrued liabilities	402	368
Basis difference in receivables	454	331
Other	1,683	1,121
Total deferred tax assets	86,927	126,252
Valuation allowance	(46,949)	(126,252)
Net deferred tax assets	$39,978	$—

Foreign tax credits will expire between the years 2021 and 2025. Foreign net operating losses (“NOLs”) are not subject to expiry dates. The NOLs for the Gabon subsidiaries are included in the respective subsidiaries’ cost oil accounts, which will be offset against future taxable revenues. All of the Company’s U.S. federal NOLs that were incurred prior to 2018 will expire between 2035 and 2037. U.S. federal NOLs incurred after 2017 do not expire. The ability to utilize NOLs and other tax attributes could be subject to a limitation if the Company were to undergo an ownership change as defined in Section 382 of the Tax Code. The Company does not anticipate utilization of the foreign tax credits prior to expiration and has recorded a full valuation allowance on these deferred tax assets.

The Company recognizes the financial statement benefit of a tax position only after determining that they are more likely than not to sustain the position following an audit. The Company believes that its income tax positions and deductions will be sustained on audit, and therefore no reserves for uncertain tax positions have been established. Accordingly, no interest or penalties have been accrued as of December 31, 2021 and 2020. The Company’s policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Income (loss) from continuing operations before income taxes is attributable as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
U.S.	$(38,867)	$(2,908)	$(13,330)
Foreign	98,645	(17,494)	34,372
	$59,778	$(20,402)	$21,042

The reconciliation of income tax expense (benefit) attributable to income (loss) from continuing operations to income tax on income (loss) from continuing operations at the U.S. statutory rate is as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Tax provision computed at U.S. statutory rate	$12,553	$(4,284)	$4,386
Foreign taxes not offset in U.S. by foreign tax credits	35,306	(9,801)	16,015
Recognition of foreign deferred tax assets, net of U.S. impact	—	—	—
Unrealizable foreign deferred tax assets	—	—	—
Permanent differences	(703)	97	180
Foreign tax credit expirations	14,060	—	9,616
Increase/(decrease) in valuation allowance	(83,372)	41,635	(6,307)
Other	—	34	—
Total income tax expense (benefit)	$(22,156)	$27,681	$23,890

For the years ended December 31, 2021, 2020, and 2019, the Company is subject to foreign and U.S. federal taxes only, with no allocations made to state and local taxes. The following table summarizes the tax years that remain subject to examination by major tax jurisdictions.

Jurisdiction	Years
U.S.	2012-2021
Gabon	2017-2021

9. CRUDE OIL AND NATURAL GAS PROPERTIES AND EQUIPMENT

The Company’s crude oil and natural gas properties and equipment is comprised of the following:

	As of December 31, 2021	As of December 31, 2020
	(in thousands)
Crude oil and natural gas properties and equipment - successful efforts method:
Wells, platforms and other production facilities	$488,756	$441,879
Work-in-progress	13,515	169
Undeveloped acreage	23,735	21,476
Equipment and other	23,478	9,276
	549,484	472,800
Accumulated depreciation, depletion, amortization and impairment	(455,160)	(435,764)
Net crude oil and natural gas properties, equipment and other	$94,324	$37,036

Extension of Term of Etame Marin Block PSC

On September 25, 2018, VAALCO, together with the other joint venture owners in the Etame Marin block (the “Etame Consortium”), received an implementing Presidential Decree from the government of Gabon authorizing an extension for additional years (“PSC Extension”) to the Etame Consortium to operate in the Etame Marin block. The Company’s subsidiary, VAALCO Gabon S.A., currently has a 63.575% participating interest (working interest including the working interest attributable to the carried interest owner) in the Etame Marin block.

The PSC Extension extends the term for each of the three exploitation areas in the Etame Marin block for a period of ten years with effect from September 17, 2018, the effective date of the PSC Extension. Prior to the PSC Extension, the exploitation periods for the three exploitation areas in the Etame Marin block would expire beginning in June 2021. The PSC Extension also grants the Etame Consortium the right for two additional extension periods of five years each. The PSC Extension further allows the Etame Consortium to explore the potential for resources within the area of each Exclusive Exploitation Authorization as defined in the PSC Extension.

In consideration for the PSC Extension, the Etame Consortium agreed to a signing bonus of $65.0 million ($21.8 million, net to VAALCO) payable to the government of Gabon (the “signing bonus”). The Etame Consortium paid $35.0 million ($11.8 million, net to VAALCO) in cash on September 26, 2018 and paid $25.0 million ($8.4 million, net to VAALCO) through an agreed upon reduction of the VAT receivable owed by the government of Gabon to the Etame Consortium as of the effective date. An additional $5.0 million ($1.7 million, net to VAALCO) was to be paid in cash by the Etame Consortium following the end of the drilling activities described below.

As required under the PSC Extension, the Etame Consortium completed drilling two development wells and two appraisal wellbores during the 2019/2020 drilling campaign with the last appraisal wellbore completed in February 2020. During September 2020, the Etame Consortium completed the two technical studies at a cost of $1.5 million gross ($0.5 million, net to VAALCO).

In accordance with the Etame Marin block PSC, the Etame Consortium maintains a “Cost Account,” which accumulates capital costs and operating expenses that are deductible against revenues, net of royalties, in determining taxable profits. Under the PSC Extension, the Cost Recovery Percentage increased to 80% for the ten-year period from September 17, 2018 through September 16, 2028. After September 16, 2028, the Cost Recovery Percentage returns to 70%. The government of Gabon will acquire from the Etame Consortium an additional 2.5% gross working interest carried by the Etame Consortium effective June 20, 2026. VAALCO’s share of this interest to be transferred to the government of Gabon is 1.6%.

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

There was no triggering event in the year ended December 31, 2021 that would cause the Company to believe the value of crude oil and natural gas producing properties should be impaired. Factors considered included higher forward price curves for the fourth quarter of 2021 and capital expenditures in the period related to the Etame Marin block.

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

Undeveloped Leasehold Costs

VAALCO acquired a 31% working interest in an undeveloped portion of a block (“Block P”) offshore Equatorial Guinea in 2012. The Ministry of Mines and Hydrocarbons (“EG MMH”) approved our appointment as the operator of Block P on November 12, 2019. The Company acquired an additional working interest of 12% from Atlas Petroleum, thereby increasing its working interest to 43% in 2020, in exchange for a potential future payment of $3.1 million to Compania Nacional de Petroles de Guinea Equitoria, (“GEPetrol”) in the event that there is commercial production from Block P. On August 27, 2020, the amendment to the production sharing contract to ratify the Company’s increased working interest and appointment as operator was approved by the EG MMH In April 2021 Crown Energy, who held a 5% working interest elected to default on its obligations of Block P. On April 12, 2021, the non-defaulting parties assigned the defaulting party’s interest to the non-defaulting parties as required by the Joint Operating Agreement. As a result, VAALCO’s working interest will increase to 45.9% once the EG MMH approves a new amendment to the production sharing contract. As of December 31, 2021, the Company had $10.0 million recorded for the book value of the undeveloped leasehold costs associated with the Block P license. The Company has completed a feasibility study of a standalone development concept of the Venus discovery on Block P. VAALCO, working closely with tis other joint venture owners, is now in the process of formalizing the plan of development before submitting it to the EG MMH for their approval. The Block P production sharing contract provides for a development and production period of 25 years from the date of approval of a development and production plan.

As a result of the PSC Extension discussed above, the exploitation area for the Etame Marin block was expanded to include previously undeveloped acreage. The Company allocated $6.7 million of the share of the signing bonus and $7.1 million of the $18.6 million resulting from the deferred tax impact for the difference between book basis and tax basis to unproved leasehold costs using the acreage attributable to the previous exploitation areas and the additional acreage in the expanded exploitation areas. Exploitation of this additional area is permitted throughout the term of the Etame Marin block PSC. As a result of discovering reserves in connection with drilling the South East Etame 4H development well in March 2020, $2.3 million of costs were transferred to proved leasehold costs leaving a remaining $11.5 million in unproved leasehold costs. In connection with the Sasol Acquisition discussed under Note 4, $2.2 million of reserves were attributed to undeveloped properties. The balance of undeveloped leasehold costs related to the Etame Marin block at December 31, 2021 was $13.7 million.

Capitalized Equipment Inventory

Capitalized equipment inventory is reviewed regularly for obsolescence. Adjustments for inventory obsolescence are recorded in the “Other operating income (expense), net” line item of the consolidated statements of operations. During the years ended December 31, 2021 and 2019, adjustments for inventory obsolescence were not material. For the year ended December 31, 2020, the Company recorded $0.9 million in adjustments for inventory obsolescence.

10. DERIVATIVES AND FAIR VALUE

The Company uses derivative financial instruments from time to time to achieve a more predictable cash flow from crude oil production by reducing the exposure to price fluctuations. See Note 2 for further information.

Commodity swaps - In June 2018, the Company entered into commodity swaps at a Dated Brent weighted average of $74.00 per barrel for the period from and including June 2018 through June 2019 for a quantity of approximately 400,000 barrels. On May 6, 2019, the Company entered into commodity swaps at a Dated Brent weighted average of $66.70 per barrel for the period from and including July 2019 through June 2020 for an approximate quantity of 500,000 barrels. As of December 31, 2020, the Company did not have any unexpired commodity swaps.

On January 22, 2021, the Company entered into commodity swaps at a Dated Brent weighted average of $53.10 per barrel for the period from and including February 2021 through January 2022 for a quantity of 709,262 barrels. On May 6, 2021, the Company entered into commodity swaps at a Dated Brent weighted average price of $66.51 per barrel for the period from and including May 2021 through October 2021 for a quantity of 672,533 barrels. On August 6, 2021, the Company entered into additional commodity swaps at a Dated

Brent weighted average price of $67.70 per barrel for the period from and including November 2021 through February 2022 for a quantity of 314,420 barrels. On September 24, 2021, the Company entered into additional commodity swaps at a Dated Brent weighted average price of $72.00 per barrel for the period from and including March 2022 to June 2022 for a quantity of 460,000 barrels. See the table below for the unexpired barrels as of December 31, 2021.

Settlement Period	Type of Contract	Index	Barrels	Weighted Average Price
January 2022	Swaps	Dated Brent	60,794	$53.10
January 2022 to February 2022	Swaps	Dated Brent	191,060	$67.70
March 2022 to June 2022	Swaps	Dated Brent	460,000	$72.00
			711,854

The following are the additional swaps entered into in 2022:

Settlement Period	Type of Contract	Index	Barrels	Weighted Average Price
April 2022 to June 2022	Swaps	Dated Brent	234,000	$85.01
July 2022 to September 2022	Swaps	Dated Brent	375,000	$76.53
			609,000

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

The following table sets forth the gain (loss) on derivative instruments on the Company’s consolidated statements of operations:

		Year Ended December 31,
Derivative Item	Statement of Operations Line	2021	2020	2019
		(in thousands)
Crude oil swaps	Realized gain (loss) - contract settlements	$(18,020)	$7,216	$2,439
	Unrealized loss	(4,806)	(639)	(2,885)
	Derivative instruments gain (loss), net	$(22,826)	$6,577	$(446)

11. ASSET RETIREMENT OBLIGATIONS

The following table summarizes the changes in the Company’s asset retirement obligations:

(in thousands)	As of December 31, 2021	As of December 31, 2020
Beginning balance	$17,334	$15,844
Accretion	1,627	893
Additions	14,564	359
Revisions	7,169	238
Ending balance	$40,694	$17,334

Accretion is recorded in the line item “Depreciation, depletion and amortization” on the consolidated statements of operations.

In connection with the Sasol Acquisition in February 2021, as discussed in Note 4, the Company added $14.6 million of asset retirement obligations as a result of increasing its interest in the Etame Marin block

The Company is required under the Etame PSC for the Etame Marin block in Gabon to conduct abandonment studies to update the amounts being funded for the eventual abandonment of the offshore wells, platforms and facilities on the Etame Marin block. The current abandonment study was prepared in November 2021. At December 31, 2021, associated with the study, the Company recorded an upward revision of $7.2 million to the asset retirement obligation primarily as a result of increased costs expected with the abandonment of the Etame Marin block and a change in the expected timing of the abandonment costs associated with the termination of the FPSO charter, as discussed further in Note 12. As a result of the expected timing of the abandonment of the FPSO, included in accrued liabilities in the consolidated balance sheet is $6.7 million of costs associated with the retirement obligation associated with the FPSO.

In 2020, the Company recorded $0.4 million in additions associated with the Southeast Etame 4H development well and $0.2 million in revisions associated with a U.S. property.

12. COMMITMENTS AND CONTINGENCIES

Abandonment funding

Under the terms of the Etame PSC, the Company has a cash funding arrangement for the eventual abandonment of all offshore wells, platforms and facilities on the Etame Marin block. As a result of the PSC Extension, annual funding payments are spread over the periods from 2018 through 2028, under the 2018 abandonment study. The amounts paid will be reimbursed through the Cost Account and are non-refundable. In November 2021, a new abandonment study was done and the estimate used for this purpose is approximately $81.3 million ($47.8 million, net to VAALCO) on an undiscounted basis. The new abandonment estimate will be presented to the Gabonese Directorate of Hydrocarbons as required by the PSC. Through December 31, 2021, $37.1 million ($21.8 million, net to VAALCO) on an undiscounted basis has been funded. The annual payments will be adjusted based on revisions in the abandonment estimate. This cash funding is reflected under “Other noncurrent assets” in the “Abandonment funding” line item of the consolidated balance sheets. Future changes to the anticipated abandonment cost estimate could change the asset retirement obligation and the amount of future abandonment funding payments.

On March 5, 2019, in accordance with certain foreign currency regulatory requirements, the Gabonese branch of an international commercial bank holding the abandonment funds in a U.S. dollar denominated account transferred the funds to the Central Bank for CEMAC, of which Gabon is one of the six member states. The U.S. dollars were converted to local currency with a credit back to the Gabonese branch. During the year ended December 31, 2021, the Company has recorded a $1.6 million foreign currency loss associated with the abandonment funding account. During the year ended December 31, 2020, the Company has recorded a $1.1 million foreign currency gain associated with the abandonment funding account. In December 2021, as part of the new FX regulations issued by BEAC, they allowed for opening of U.S. dollars escrow accounts for the abandonment funds at BEAC and are currently working with the extractive industry to formulate the agreements which are expected to be finalized in 2022 that regulates these accounts. Accordingly, pursuant to Amendment No. 5 of the Etame PSC that required these funds to be in U.S. dollars, once the account for the U.S. dollars abandonment fund is open at BEAC we will resume our funding of the abandonment fund in compliance with the Etame PSC.

FPSO charter

In connection with the charter of the FPSO, the Company, as operator of the Etame Marin block, guaranteed all of the charter payments under the charter through its contract term. At the Company’s election, the charter could be extended for two one-year periods beyond September 2020. These elections have been made, and the charter has been extended through September 2022. The Company obtained guarantees from each of the Company’s joint venture owners for their respective shares of the payments. The Company’s net share of the charter payment is 58.8%, or approximately $19.4 million per year. Although the Company believes the need for performance under the charter guarantee is remote, the Company recorded a liability of $0.1 million and $0.4 million as of December 31, 2021 and 2020 representing the guarantee’s estimated fair value.

Estimated future minimum obligations as of December 31, 2021 through the end of the FPSO charter in September 2022 are approximately $24.2 million ($14.2 million, net to VAALCO).

The FPSO charter payment includes a $0.93 per barrel charter fee for production up to 20,000 barrels of crude oil per day and a $2.50 per barrel charter fee for those barrels produced in excess of 20,000 barrels of crude oil per day. VAALCO’s net share of payments was $22.1 million, $13.1 million and $12.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

FSO

On August 31, 2021, VAALCO and its co-venturers at Etame approved the Bareboat Contract and Operating Agreement (collectively, the “FSO Agreements”) with World Carrier Offshore Services Corp. to replace the existing FPSO with a Floating Storage and Offloading unit (“FSO”). The FSO Agreements require a prepayment of $2 million gross ($1.2 million, net to VAALCO) in 2021 and $5 million gross ($3.2 million net) in 2022 of which $6 million will be recovered against future rentals. Current total capital conversion estimates are $40 to $50 million gross ($26 to $32 million net to VAALCO). No other prepayments are required under the FSO Agreements until the vessel is accepted by the Company at the Etame Marin Block location. The Bareboat Contract contains purchase provisions and termination provisions. The Company does not expect to utilize the terminations provision under the FSO Agreements.

Dividend Policy

On November 3, 2021, the Company announced that the Company’s board of directors adopted a cash dividend policy of an expected $0.0325 per common share commencing in the first quarter of 2022. On January 28, 2022, the Company announced that the Company’s board of directors had declared a quarterly cash dividend of $0.0325 per share of common stock, payable on March 18, 2022 to stockholders of record at the close of business on February 18, 2022. Payment of future dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including current financial condition, the tax impact of repatriating cash, operating results and current and anticipated cash needs.

Other contractual commitments

In August 2020, the Company entered into an agreement to acquire approximately 1,000 square kilometers of 3-D seismic data in the Company’s Etame Marin block. The acquisition was completed in the fourth quarter of 2020 and the processing of the seismic data began in January 2021. The cost, net to VAALCO, is approximately $2.2 million or $3.4 million gross.

In June 2021, the Company entered into a short-term agreement with an affiliate of Borr Drilling Limited to drill a minimum of three wells with options to drill additional wells. The 2021/2022 drilling program commenced in December 2021 and is expected to completed in 2022.

13. LEASES

Under the leasing standard that became effective January 1, 2019, there are two types of leases: finance and operating. Regardless of the type of lease, the initial measurement of the lease results in recording a ROU asset and a lease liability at the present value of the future lease payments.

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

The Company is currently a party to several lease agreements for the corporate office, rental of marine vessels and helicopters, warehouse and storage facilities, equipment and the FPSO. The duration for these agreements range from 6 to 39 months. In some cases, the lease contracts require the Company to make payments both for the use of the asset itself and for operations and maintenance services. Only the payments for the use of the asset related to the lease component are included in the calculation of ROU assets and lease liabilities. Payments for the operations and maintenance services are considered non-lease components and are not included in calculating the ROU assets and lease liabilities. For leases on ROU assets used in joint operations, generally the operator reflects the full amount of the lease component, including the amount that will be funded by the non-operators. As operator for the Etame Marin block, the ROU asset recorded for the FPSO, the marine vessels, helicopter, certain equipment and warehouse and storage facilities used in the joint operations includes the gross amount of the lease components.

For all leases that contain an option to extend the lease, the Company has evaluated whether it will extend the lease beyond the initial lease term those payments have been included in the calculation for the ROU assets and liabilities.

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

For the years ended December 31, 2021 and 2020, the components of the lease costs and supplemental information was as follows:

	Year Ended December 31,
	2021	2020
Lease cost:	(in thousands)
Operating lease cost	$17,692	$17,528
Short-term lease cost	2,258	1,408
Variable lease cost	6,188	7,572
Total lease expense	26,138	26,508
Lease costs capitalized	232	3,456
Total lease costs	$26,370	$29,964

Other information:
Cash paid for amounts included in the measurement of lease liabilities:	2021	2020
Operating cash flows attributable to operating leases	$23,925	$26,178
Weighted-average remaining lease term	0.91 years	1.8 years
Weighted-average discount rate	5.91%	6.09%

The table below describes the presentation of the total lease cost on the Company’s consolidated statement of operations. As discussed above, the Company’s joint venture owners are required to reimburse the Company for their share of certain expenses, including certain lease costs.

	Year Ended December 31,
	2021	2020
	(in thousands)
Production expense	$13,457	$7,904
General and administrative expense	193	197
Lease costs billed to the joint venture owners	12,573	20,692
Total lease expense	26,223	28,793
Lease costs capitalized	147	1,171
Total lease costs	$26,370	$29,964

The following table describes the future maturities of the Company’s operating lease liabilities at December 31, 2021:

Lease Obligation
Year	(in thousands)
2022	$9,867
2023	362
2024	183
2025	46
10,458
Less: imputed interest	229
Total lease liabilities	$10,229

Under the joint operating agreements, other joint venture owners are obligated to fund $4.3 million of the $10.5 million in future lease liabilities as of December 31, 2021.

14. ACCRUED LIABILITIES AND OTHER

Accrued liabilities and other balances were comprised of the following:

	As of December 31, 2021	As of December 31, 2020
	(in thousands)
Accrued accounts payable invoices	$11,967	$4,070
Gabon DMO, PID and PIH obligations	9,465	3,960
Derivative liability - crude oil swaps	4,806	—
Capital expenditures	11,327	435
Stock appreciation rights – current portion	609	2,289
Accrued wages and other compensation	2,124	2,108
ARO Obligation	6,745	—
Other	2,401	4,322
Total accrued liabilities and other	$49,444	$17,184

15. SHAREHOLDERS’ EQUITY

Preferred stock – Authorized preferred stock consists of 500,000 shares with a par value of $25 per share. No shares of preferred stock were issued and outstanding as of December 31, 2021 or 2020.

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

Although these withheld shares are not issued or considered common stock repurchases under the Company’s stock repurchase program, they are treated as common stock repurchases in our financial statements as they reduce the number of shares that would have been issued upon vesting. See Note 16 for further discussion.

16. STOCK-BASED COMPENSATION AND OTHER BENEFIT PLANS

The Company’s stock-based compensation has been granted under several stock incentive and long-term incentive plans. The plans authorize the Compensation Committee of the Company’s Board of Directors to issue various types of incentive compensation. The Company had previously issued stock options and restricted shares under the 2014 Long-Term Incentive Plan (“2014 Plan”) and stock appreciation rights under the 2016 Stock Appreciation Rights Plan. On June 25, 2020, the Company’s stockholders approved the 2020 Long-Term Incentive Plan (as amended, the “2020 Plan”) under which 5,500,000 shares are authorized for grants. In June 2021, the

Company’s stockholders approved an amendment to the 2020 Plan pursuant to which an additional 3,750,000 shares were authorized for issuance pursuant to awards under the 2020 Plan. At December 31, 2021, 7,590,419 shares available for future grants.

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

As referenced in the table below, the Company records compensation expense related to stock-based compensation as general and administrative expense associated with the issuance of stock options, restricted stock and stock appreciation rights. During the years ended December 31, 2021, 2020 and 2019, the Company settled in cash $3.3 million, $0.3 million and $0.5 million, respectively, for SARs. During the years ended December 31, 2021, 2020 and 2019, the Company received in cash $1.4 million, $0.1 million and $0.3 million, respectively from stock option exercises. Because the Company does not pay significant United States federal income taxes, no amounts were recorded for future tax benefits.

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Stock-based compensation - equity awards	$1,060	$848	$985
Stock-based compensation - liability awards	1,399	(734)	2,521
Total stock-based compensation	$2,459	$114	$3,506

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

The Company used the Monte Carlo simulation to calculate the grant date fair value of performance stock option awards. The fair value of these awards will be amortized to expense over the derived service period of the option. During the year ended December 31, 2021, no performance stock option awards issued under the 2020 Plan were exercised.

For options that do not contain a market or performance condition, the Company uses the Black-Scholes model to calculate the grant date fair value of stock option awards. This fair value is then amortized to expense over the service period of the option.

Because the Company has not historically paid cash dividends, no expected dividend yield was input to the Black-Scholes or Monte Carlo models. During the year ended December 31, 2021, 2020 and 2019 the weighted average assumptions shown below were used to calculate the weighted average grant date fair value of option grants under the Monte Carlo model in 2021 and Black-Scholes models.

	Year Ended December 31,
	2021	2020	2019
Weighted average exercise price - ($/share)	$3.14	$1.23	$2.08
Expected life in years	6.0	6.0	3.2
Average expected volatility	74%	74%	73%
Risk-free interest rate	0.95%	0.42%	2.33%
Weighted average grant date fair value - ($/share)	$2.07	$0.79	$1.06

Stock option activity associated with the Monte Carlo model for the year ended December 31, 2021 is provided below:

	Number of Shares Underlying Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at January 1, 2021	644	$1.23
Granted	402	3.14
Exercised	—	—
Unvested shares forfeited	(687)	1.96
Vested shares expired	—	—
Outstanding at December 31, 2021	359	$1.96	8.75	$448
Exercisable at December 31, 2021	74	$1.23	8.49	$146

Stock option activity associated with the Black-Scholes model for the year ended December 31, 2021 is provided below:

	Number of Shares Underlying Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at January 1, 2021	1,804	$1.38
Granted	—	—
Exercised	(1,122)	1.22
Unvested shares forfeited	(67)	2.33
Vested shares expired	—	—
Outstanding at December 31, 2021	615	$1.58	1.44	$1,001
Exercisable at December 31, 2021	520	$1.45	1.31	$917

The intrinsic value of a stock option is the amount that the current market value of the underlying stock exceeds the exercise price of the option. The intrinsic value of stock options exercised in 2021, 2020 and 2019 was $1.6 million, $43 thousand, and $0.3 million, respectively.

As of December 31, 2021, unrecognized compensation cost related to outstanding stock options was $0.3 million, which is expected to be recognized over a weighted average period of 2.0 years.

During the year ended December 31, 2021, 464,671 shares were added to treasury as a result of tax withholding on options exercised. During the year ended December 31, 2020, no shares were added to treasury as a result of tax withholding on options exercised.

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

The following is a summary of activity for the year ended December 31, 2021:

	Restricted Stock	Weighted Average Grant Date Fair Value
	(in thousands)
Non-vested shares outstanding at January 1, 2021	1,155	$1.30
Awards granted	605	3.13
Awards vested	(543)	1.28
Awards forfeited	(476)	2.00
Non-vested shares outstanding at December 31, 2021	741	$2.36

The total fair value of vested restricted stock awards during 2021, 2020 and 2019 was $1.8 million, $0.2 million, and $0.6 million, respectively. The weighted average grant date fair value per share of restricted stock awards, which vested during 2021, 2020 and 2019, was $1.28, $1.35 and $2.00, respectively.

As of December 31, 2021, unrecognized compensation cost related to restricted stock totaled $0.8 million and is expected to be recognized over a weighted average period of 1.3 years.

During the year ended December 31, 2021, 68,134 shares were added to treasury as a result of tax withholding on the vesting of restricted shares. During the year ended December 31, 2020, 43,705 shares were added to treasury as a result of tax withholding on the vesting of restricted shares.

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

During the years ended December 31, 2021 and 2020, the Company did not grant SARs to employees or directors. SAR activity for the year ended December 31, 2021 is provided below:

	Number of Shares Underlying SARs	Weighted Average Exercise Price Per Share	Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at January 1, 2021	2,940	$1.33
Granted	—	—
Exercised	(2,450)	1.20
Unvested SARs forfeited	(128)	2.33
Vested SARs expired	—	—
Outstanding at December 31, 2021	362	$1.81	1.92	$506
Exercisable at December 31, 2021	194	$1.57	1.65	$319

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

The Company sponsors a 401(k) plan, with a company match feature, for the employees. Costs of $0.3 million for the year ended December 31, 2021, and costs of $0.4 million for each of the years ended December 31, 2020 and 2019, were incurred for the Company’s matching contribution and for administering the plan.

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

Costs Incurred for Acquisition, Exploration and Development Activities

	Year Ended December 31,
	2021	2020		2019
Costs incurred during the year:	(in thousands)
International:
Exploration costs - capitalized	$254	$8,484	(1)	$2,952
Exploration costs - expensed	1,579	3,588		—
Acquisition of properties	42,744	—		—
Development costs	36,223	731		15,654
Total	$80,800	$12,803		$18,606

(1) Primarily associated with the Southeast Etame 4P appraisal wellbore.

Capitalized Costs Relating to Crude Oil and Natural Gas Producing Activities

Capitalized costs pertain to the producing activities in Gabon and to undeveloped leasehold in Gabon, Equatorial Guinea.

	As of December 31,
	2021	2020
Capitalized costs:	(in thousands)
Properties not being amortized	$55,488	$26,975
Properties being amortized (1)	488,756	441,879
Total capitalized costs	$544,244	$468,854
Less accumulated depletion, amortization and impairment	(451,498)	(432,431)
Net capitalized costs	$92,746	$36,423

(1)During 2021, the Company recorded $37.2 million of wells, platforms and production facilities and $5.7 million of other equipment associated with the acquisition of Sasol’s interest in the Etame Marin block. During 2020, the Company recorded $8.5 million in additions associated with the Southeast Etame 4P appraisal wellbore.

Results of Operations for Crude Oil and Natural Gas Producing Activities

	International			U.S.
	Year Ended December 31,			Year Ended December 31,
	2021	2020	2019	2021	2020	2019
	(in thousands)
Crude oil and natural gas sales	$199,075	$67,176	$84,521	$—	$—	$—
Production costs and other expense (1)	(81,984)	(38,176)	(38,461)	—	(5)	(6)
Depreciation, depletion, amortization	(20,972)	(9,028)	(6,825)	—	—	—
Exploration expenses	(1,579)	(3,588)	—	—	—	—
Impairment of proved properties	—	(30,625)	—	—	—	—
Other operating expense	(440)	(1,669)	(4,457)	—	—	—
Bad debt recovery (expense)	(875)	(1,165)	341	—	—	—
Income tax benefit (expense)	(9,626)	10,785	(21,702)	—	—	—
Results from crude oil and natural gas producing activities	$83,599	$(6,290)	$13,417	$—	$(5)	$(6)

(1)Includes local general and administrative expenses but excludes corporate general and administrative expenses and allocated corporate overhead.

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

Oil
Proved reserves:	(MBbls)
Balance at January 1, 2019	5,370
Production	(1,269)
Revisions of previous estimates	865
Balance at December 31, 2019	4,966
Production	(1,776)
Extensions and discoveries	497
Revisions of previous estimates	(471)
Balance at December 31, 2020	3,216
Production	(2,599)
Purchase of reserves	2,633
Revisions of previous estimates	7,968
Balance at December 31, 2021	11,218

Oil
Year-end proved developed reserves:	(MBbls)
2021	7,227
2020	3,216
2019	4,966

Year-end proved undeveloped reserves:
2021	3,991
2020	—
2019	—

The proved developed reserves are located offshore Gabon. In 2021, the Company added 2.6 MMBbls of reserves due the acquisition of Sasol’s interest in the Etame Marin block. In addition, the Company added 8.0 MMBbls due to positive revisions. The positive revision of 8.0 MMBbls was due to positive revision of 3.0 MMBbls due to price and positive revisions of 5.0 MMBbls due to performance. In 2020, the Company added 0.5 MMBbls of reserves through extensions and discoveries primarily as a result of the successful Southeast Etame 4P appraisal well. This change between periods was offset by downward revisions of proved reserves of (0.5) MMBbls which was due to (1.6) MMBbls of negative revisions reflecting the decrease in crude oil prices and a 1.1 MMBbls increase due to improvements in well performance.

The Company maintains a policy of not booking proved reserves on discoveries until such time as a development plan has been prepared for the discovery indicating that the development well will be drilled within five years from the date of its initial booking. Additionally, the development plan is required to have the approval of the joint venture owners in the discovery. Furthermore, if a government agreement that the reserves are commercial is required to develop the block, this approval must have been received prior to booking any reserves.

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

In accordance with the guidelines of the SEC, the estimates of future net cash flow from the properties and the present value thereof are made using crude oil and natural gas contract prices using a twelve month average of beginning of month prices and are held constant throughout the life of the properties except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. The future cash flows are also based on costs in existence at the dates of the projections, excluding Gabon royalties, and the interests of other Consortium members. Future production costs do not include overhead charges allowed under joint operating agreements or headquarters general and administrative overhead expenses. However, all future costs related to future property abandonment when the wells become uneconomic to produce are included in future development costs for purposes of calculating the standardized measure of discounted net cash flows. There were no discounted future net cash flows attributable to U.S. properties as of December 31, 2021, 2020 and 2019.

	International
(In thousands)	2021	2020	2019
Future cash inflows	$782,006	$138,328	$319,693
Future production costs	(416,819)	(99,418)	(193,626)
Future development costs (1)	(128,984)	(10,605)	(12,758)
Future income tax expense	(116,637)	(13,921)	(36,058)
Future net cash flows	119,566	14,385	77,251
Discount to present value at 10% annual rate	(20,308)	348	(6,820)
Standardized measure of discounted future net cash flows	$99,258	$14,733	$70,431

(1)Includes costs expected to be incurred to abandon the properties.

International income taxes represent amounts payable to the Government of Gabon on Profit Oil as final payment of corporate income taxes, and domestic income taxes (including other expenses treated as taxes).

Changes in Standardized Measure of Discounted Future Net Cash Flows

The following table sets forth the changes in standardized measure of discounted future net cash flows as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Balance at beginning of period	$14,733	$70,431	$80,056
Sales of crude oil and natural gas, net of production costs	(118,358)	(29,878)	(46,873)
Net changes in prices and production costs	126,668	(53,388)	(5,118)
Extensions and discoveries	—	10,059	—
Revisions of previous quantity estimates	158,213	(10,885)	28,921
Purchases	9,285	—	—
Changes in estimated future development costs	(39,969)	1,195	(4,033)
Development costs incurred during the period	2,629	731	7,185
Accretion of discount	2,752	10,086	11,175
Net change of income taxes	(60,218)	17,636	1,270
Change in production rates (timing) and other	3,523	(1,254)	(2,152)
Balance at end of period	$99,258	$14,733	$70,431

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

In accordance with the current guidelines of the SEC, estimates of future net cash flow from the properties and the present value thereof are made using an unweighted, arithmetic average of the first-day-of-the-month price for each of the 12 months of the year adjusted for quality, transportation fees and market differentials. Such prices are held constant throughout the life of the properties except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. For 2021, the average of such prices reflected a 63% decrease during the year and were $69.10 per Bbl for crude oil from Gabon when compared to the average of such prices for 2020 of $42.46 per Bbl for crude oil from Gabon.

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

The Etame Consortium maintains a Cost Account, which entitles it to receive a portion of the production remaining after deducting the 13% royalty so long as there are amounts remaining in the Cost Account (“Cost Recovery”). Prior to the PSC Extension, the Consortium was entitled to a 70% Cost Recovery Percentage. Under the PSC Extension, the Cost Recovery Percentage is increased to 80% for the ten-year period from September 17, 2018 through September 16, 2028. After September 16, 2028, the Cost Recovery Percentage returns to 70%. At December 31, 2021, there was $23.2 million in the Cost Account, net to the Company’s interest. As payment of corporate income taxes, the Etame Consortium pays the government an allocation of the remaining Profit Oil production from the contract area ranging from 50% to 60% of the crude oil remaining after deducting the royalty and Cost Recovery. The percentage of Profit Oil paid to the government as tax is a function of production rates. However, when the Cost Account becomes substantially recovered, the Company only recovers ongoing operating expenses and new project capital expenditures, resulting in a higher tax rate. Also because of the nature of the Cost Account, decreases in crude oil prices result in a higher number of barrels required to recover costs.

The Etame PSC allows for exploitation period through the carve-out of development areas, which include all producing fields in the Etame Marin block as well as additional undeveloped areas where reserves may exist. The PSC Extension extends the term for each of the three exploitation areas in the Etame Marin block for a period of ten years with effect from September 17, 2018, the effective date of the PSC Extension. The PSC Extension also grants the Etame Consortium the right for two additional extension periods of five years each. This compares to the economic end date of reserves under the current reserve report prepared by the independent reserve engineering firm of Netherland, Sewell & Associates, Inc.

The PSC for Block P in Equatorial Guinea entitles the Company to receive up to 70% of any future production after royalty deduction so long as there are amounts remaining in the Cost Account. Royalty rates are 10-16% depending on production rates. The Etame Consortium pays the government an allocation of the remaining “profit oil” production from the contract area ranging from 10% to 60% of the crude oil remaining after deducting the royalty and Cost Recovery. The percentage of “profit oil” paid to the government as tax is a function of cumulative production. In addition, Equatorial Guinea imposes a 25% income tax on net profits. The Block P PSC provides for a discovery to be reclassified into a development area with a term of 25 years. At December 31, 2021, the Company has no proved reserves related to Block P in Equatorial Guinea.