Form 10-Q
period 2022-03-31
VAALCO ENERGY INC /DE/
filed 2022-05-03
CIK 894627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 ________________________________

FORM 10-Q

________________________________

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 30, 2022, there were outstanding 58,902,069 shares of common stock, $0.10 par value per share, of the registrant.

VAALCO ENERGY, INC. AND SUBSIDIARIES

Unless the context otherwise indicates, references to “VAALCO,” “the Company”, “we,” “our,” or “us” in this Quarterly Report on Form 10-Q are references to VAALCO Energy, Inc., including its wholly-owned subsidiaries.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	As of March 31, 2022	As of December 31, 2021
ASSETS	(in thousands)
Current assets:
Cash and cash equivalents	$18,939	$48,675
Restricted cash	4,230	79
Receivables:
Trade, net	44,616	22,464
Accounts with joint venture owners, net of allowance of $0.0 million in both periods presented	3,764	345
Other, net	11,612	9,977
Crude oil inventory	4,634	1,593
Prepayments and other	8,408	5,156
Total current assets	96,203	88,289

Crude oil and natural gas properties, equipment and other - successful efforts method, net	121,935	94,324
Other noncurrent assets:
Restricted cash	1,752	1,752
Value added tax and other receivables, net of allowance of $6.1 million and $5.7 million, respectively	5,692	5,536
Right of use operating lease assets	6,872	10,227
Right of use finance lease assets	1,795	—
Deferred tax assets	50,296	39,978
Abandonment funding	21,369	21,808
Other long-term assets	2,596	1,176
Total assets	$308,510	$263,090
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,509	$18,797
Accounts with joint venture owners	—	3,233
Accrued liabilities and other	91,409	49,444
Operating lease liabilities - current portion	6,429	9,642
Finance lease liabilities - current portion	341	—
Foreign income taxes payable	8,819	3,128
Current liabilities - discontinued operations	7	13
Total current liabilities	117,514	84,257
Asset retirement obligations	34,377	33,949
Operating lease liabilities - net of current portion	461	587
Finance lease liabilities - net of current portion	1,411	-
Total liabilities	153,763	118,793
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, $25 par value; 500,000 shares authorized, none issued	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized, 69,862,217 and 69,562,774 shares issued, 58,858,901 and 58,623,451 shares outstanding, respectively	6,986	6,956
Additional paid-in capital	77,272	76,700
Less treasury stock, 11,003,316 and 10,939,323 shares, respectively, at cost	(44,234)	(43,847)
Retained earnings	114,723	104,488
Total shareholders' equity	154,747	144,297
Total liabilities and shareholders' equity	$308,510	$263,090

See notes to condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2022	2021
	(in thousands, except per share amounts)
Revenues:
Crude oil and natural gas sales	$68,656	$39,774
Operating costs and expenses:
Production expense	18,360	16,133
Exploration expense	127	142
Depreciation, depletion and amortization	4,673	4,148
General and administrative expense	4,994	4,547
Bad debt expense and other	492	101
Total operating costs and expenses	28,646	25,071
Other operating expense, net	(5)	(360)
Operating income	40,005	14,343
Other income (expense):
Derivative instruments loss, net	(31,758)	(5,954)
Interest (expense) income, net	(3)	5
Other (expense) income, net	(696)	4,580
Total other expense, net	(32,457)	(1,369)
Income from continuing operations before income taxes	7,548	12,974
Income tax (benefit) expense	(4,628)	3,086
Income from continuing operations	12,176	9,888
Income loss from discontinued operations, net of tax	(12)	(19)
Net income	$12,164	$9,869

Basic net income per share:
Income from continuing operations	$0.21	$0.17
Loss from discontinued operations, net of tax	—	—
Net income per share	$0.21	$0.17
Basic weighted average shares outstanding	58,702	57,636
Diluted net income per share:
Income from continuing operations	$0.20	$0.17
Loss from discontinued operations, net of tax	—	—
Net income per share	$0.20	$0.17
Diluted weighted average shares outstanding	59,179	58,461

See notes to condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Common Shares Issued	Treasury Shares	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total
	(in thousands)
Balance at January 1, 2022	69,562	(10,939)	$6,956	$76,700	$(43,847)	$104,488	$144,297
Shares issued - stock-based compensation	300	(64)	30	168	—	—	198
Stock-based compensation expense	—	—	—	404	—	—	404
Treasury stock	—	—	—	—	(387)	—	(387)
Dividend Distribution	—	—	—	—	—	(1,929)	(1,929)
Net income	—	—	—	—	—	12,164	12,164
Balance at March 31, 2022	69,862	(11,003)	$6,986	$77,272	$(44,234)	$114,723	$154,747

	Common Shares Issued	Treasury Shares	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total
	(in thousands)
Balance at January 1, 2021	67,897	(10,366)	$6,790	$74,437	$(42,421)	$22,652	$61,458
Shares issued - stock-based compensation	431	(155)	43	304	—	—	347
Stock-based compensation expense	—	—	—	323	—	—	323
Treasury stock	—	—	—	—	(403)	—	(403)
Net income	—	—	—	—	—	9,869	9,869
Balance at March 31, 2021	68,328	(10,521)	$6,833	$75,064	$(42,824)	$32,521	$71,594

See notes to condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2022	2021
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,164	$9,869
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Loss from discontinued operations, net of tax	12	19
Depreciation, depletion and amortization	4,673	4,148
Bargain purchase gain	—	(7,651)
Deferred taxes	(10,318)	1,809
Unrealized foreign exchange loss (gain)	116	(400)
Stock-based compensation	1,422	1,559
Cash settlements paid on exercised stock appreciation rights	(205)	(852)
Derivative instruments loss, net	31,758	5,954
Cash settlements paid on matured derivative contracts, net	(12,500)	(1,710)
Bad debt expense and other	492	101
Other operating expense, net	5	360
Operational expenses associated with equipment and other	240	247
Cash advance for other long-term assets	(1,452)	—
Change in operating assets and liabilities:
Trade receivables	(22,152)	(12,647)
Accounts with joint venture owners	(6,652)	275
Other receivables	(1,723)	(53)
Crude oil inventory	(3,041)	5,795
Prepayments and other	(876)	(3,240)
Value added tax and other receivables	(1,076)	(149)
Accounts payable	(10,132)	(6,627)
Foreign income taxes receivable/payable	5,691	5,524
Accrued liabilities and other	12,814	(576)
Net cash (used in) provided by continuing operating activities	(740)	1,755
Net cash used in discontinued operating activities	(18)	(13)
Net cash (used in) provided by operating activities	(758)	1,742
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(23,148)	(1,198)
Acquisition of crude oil and natural gas properties	—	(17,858)
Net cash used in continuing investing activities	(23,148)	(19,056)
Net cash used in discontinued investing activities	—	—
Net cash used in investing activities	(23,148)	(19,056)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuances of common stock	198	347
Dividend distribution	(1,929)	—
Treasury shares	(387)	(403)
Net cash used in continuing financing activities	(2,118)	(56)
Net cash used in discontinued financing activities	—	—
Net cash used in financing activities	(2,118)	(56)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(26,024)	(17,370)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	72,314	61,317
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$46,290	$43,947

See notes to condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTAL DISCLOSURES (Unaudited)

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment additions incurred but not paid at end of period	$26,113	$3,137
Recognition of right-of-use finance lease assets and liabilities	$1,851	$—
Asset Retirement Obligations	$—	$14,564

See notes to condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND ACCOUNTING POLICIES

VAALCO Energy, Inc. (together with its consolidated subsidiaries “we”, “us”, “our”, “VAALCO” or the “Company”) is a Houston, Texas-based independent energy company engaged in the acquisition, exploration, development and production of crude oil. As operator, the Company has production operations and conducts exploration and development activities in Gabon, West Africa. The Company also has opportunities to participate in development and exploration activities in Equatorial Guinea, West Africa. As discussed further in Note 3 below, VAALCO has discontinued operations associated with activities in Angola, West Africa.

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

These condensed consolidated financial statements have been prepared in accordance with rules of the Securities and Exchange Commission (“SEC”) and do not include all the information and disclosures required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. They should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which includes a summary of the significant accounting policies.

With respect to the novel strain of coronavirus (“COVID-19”), during 2021, and continuing in 2022, crude oil prices have experienced significant improvement and oil demand has stabilized over multiple quarters removing much of the uncertainty and instability in the industry. COVID-19 related travel restrictions have gradually eased as governments and people continue to have increasing access to vaccines that help reduce the spread of COVID-19. Further there are indicators of improving economic activity to pre-COVID-19 levels while managing the risk of a resurgence.

In July 2021, OPEC+ agreed to increase production beginning in August 2021 and to gradually phase out prior production cuts by September 2022. The decision to continue to increase production was reaffirmed by an OPEC+ meeting held on March 31, 2022. For the three months ended March 31, 2022, the average brent crude oil price was over $100 per barrel. The average brent crude oil price for the three months ended March 31, 2021, June 30, 2021, September 30, 2021 and December 31, 2021 was $61 per barrel, $69 per barrel, $73 per barrel and $79 per barrel, respectively.

While the current community price environment is favorable and the Company has not experienced disruptions to its operations as a result of COVID-19 any new outbreak or emergence of a new variant. may have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to complete future drilling campaigns and other efforts required to advance the development of its crude oil and natural gas properties.

Principles of consolidation – The accompanying condensed consolidated financial statements (“Financial Statements”) include the accounts of VAALCO and its wholly owned subsidiaries. Investments in unincorporated joint ventures and undivided interests in certain operating assets are consolidated on a pro rata basis. All intercompany transactions within the consolidated group have been eliminated in consolidation.

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

Restricted cash and abandonment funding – Restricted cash includes cash that is contractually restricted. Restricted cash is classified as a current or non-current asset based on its designated purpose and time duration. Current amounts in restricted cash at March 31, 2022 and 2021 each include an escrow amount for the floating, production, storage and offloading vessel (“FPSO”), representing bank guarantees for customs clearance in Gabon and funds paid in advance to a counterparty related to the Company’s derivative transactions (see Note 8 for further discussion). Long-term amounts at March 31, 2022 and 2021 include a charter payment escrow for the FPSO offshore Gabon as discussed in Note 10 and amounts set aside for the future abandonment of the Etame Marin block. The Company invests restricted and excess cash in readily redeemable money market funds. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows.

	As of March 31,
	2022	2021
	(in thousands)
Cash and cash equivalents	$18,939	$19,251
Restricted cash - current	4,230	82
Restricted cash - non-current	1,752	1,752
Abandonment funding	21,369	22,862
Total cash, cash equivalents and restricted cash	$46,290	$43,947

The Company conducts regular abandonment studies to update the estimated costs to abandon the offshore wells, platforms and facilities on the Etame Marin block. This cash funding is reflected under “Other noncurrent assets” as “Abandonment funding” on the condensed consolidated balance sheets. Future changes to the anticipated abandonment cost estimate could change the asset retirement obligation and the amount of future abandonment funding payments. See Note 10 for further discussion.

On February 28, 2019, the Gabonese branch of the international commercial bank holding the abandonment funds in a U.S. dollar denominated account advised that the bank regulator required transfer of the funds to the Central Bank (“Central Bank”) for African Economic and Monetary Community (“CEMAC”), of which Gabon is one of the six member states, for conversion to local currency with a credit back to the Gabonese branch in local currency. The Company’s production sharing contract related to the Etame Marin block located offshore Gabon (“Etame PSC”) provides these payments must be denominated in U.S. dollars and the CEMAC regulations provide for the establishment of a U.S. dollar account with the Central Bank. Although the Company requested establishment of such account, the Central Bank did not comply with its requests until February 2021. As a result, the Company was not able to make the annual abandonment funding payments in 2019, 2020 or 2021 totaling $4.3 million, net to VAALCO based on the 2018 abandonment study. In February of 2021, the Bank of Central African State (“BEAC”) authorized the Company to apply for a U.S. dollar denominated escrow account for the abandonment fund at Citibank Gabon (“Citibank”). Working with Citibank, on March 12, 2021 the Company filed the application to open the account and is currently awaiting the approval of the account from the Central Bank. Accordingly, the Company was not able to make our funding payment in 2021. In December 2021, as part of the new FX regulations issued by BEAC, BEAC allowed for the opening of U.S. dollars escrow accounts for the abandonment funds at BEAC. The Company is currently working with the extractive industry to formulate the agreements, which are expected to be finalized in 2022, that regulate these accounts. Accordingly, pursuant to Amendment No. 5 of the Etame PSC that required these funds to be in U.S. dollars, once the account for the U.S. dollars abandonment fund is open at BEAC we will resume our funding of the abandonment fund in compliance with the Etame PSC.

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

As of March 31, 2022, the outstanding VAT receivable balance, excluding the allowance for bad debt, was approximately $15.8 million ($10.2 million, net to VAALCO). As of March 31, 2022, the exchange rate was XAF 590.1 = $1.00. As of December 31, 2021, the outstanding VAT receivable balance, excluding the allowance for bad debt, was approximately $14.5 million ($9.6 million, net to VAALCO). As of December 31, 2021, the exchange rate was XAF 578.2 = $1.00. The receivable amount, net of allowances, is reported as a non-current asset in the “Value added tax and other receivables” line item in the condensed consolidated balance sheets. Because both the VAT receivable and the related allowances are denominated in XAF, the exchange rate revaluation of these balances into U.S. dollars at the end of each reporting period also has an impact on the Company’s results of operations. Such foreign currency gains (losses) are reported separately in the “Other, net” line item of the condensed consolidated statements of operations.

The following table provides a roll forward of the aggregate allowance for bad debt:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Allowance for bad debt
Balance at beginning of period	$(5,741)	$(2,273)
Bad debt charge, net of receipts	(492)	(101)
Adjustment associated with Sasol Acquisition	—	(2,879)
Foreign currency gain	98	161
Balance at end of period	$(6,135)	$(5,092)

Other receivables– Under the terms of the Etame PSC, the Company can be required to contribute to meeting domestic market needs of the Republic of Gabon by delivering to it, or another entity designated by the Republic of Gabon, an amount of crude oil proportional to the Company’s share of production to the total production in Gabon over the year. In 2021, the Company was notified by the Republic of Gabon to deliver to a refinery its proportionate share of crude oil to meet the domestic market need as per the terms of the Etame PSC. The Company is entitled, per the Etame PSC, to a fixed selling price for the oil delivered. Since the crude-oil produced by the Company was not compatible with the crude-oil requirements of the refinery, the Company entered into 2 contracts to fulfill its domestic market needs obligation under the Etame PSC. One contract was to purchase oil from another producer that was more compatible to the refinery and another contract with the refinery itself to deliver the crude oil to. Under the contract with another producer, the producer is entitled to a selling price consistent with the price the Company receives under the terms of the Etame PSC. As a result of these contracts and timing differences between when the oil is procured and when it is delivered to and paid by the refinery, included in the Company’s March 31, 2022 condensed consolidated balance sheet is other receivables of approximately $11.6 million for amounts due to the Company from the refinery and a $11.6 million liability included in accrued liabilities for amounts due to the oil supplier.

Prepayments and Other– Included in “Prepayments and other” line item of the condensed consolidated balance sheet for the three months ended March 31, 2022 are $3.9 million of prepayments related to fixed assets and $2.1 million of prepayments related to royalty expenses.

Crude oil inventory – Crude oil inventories are carried at the lower of cost or net realizable value and represent the share of crude oil produced and stored on the FPSO, but unsold at the end of the period.

Materials and supplies – Materials and supplies, which are included in the “Prepayments and other” line item of the condensed consolidated balance sheet, are primarily used for production related activities. These assets are valued at the lower of cost, determined by the weighted-average method, or net realizable value.

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

Lease commitments – At inception, contracts are reviewed to determine whether an agreement contains a lease as defined under Accounting Standards Codification (“ASC”) 842, Leases. Further, if a lease is identified within the contract, a determination is made whether the lease qualifies as an operating or financing lease. Regardless of the type of lease, the initial measurement of the lease results in recording a right of use (“ROU”) asset and a lease liability at the present value of the future lease payments. ROU assets for operating leases are recorded under “Right of use operating lease assets” and the current portion and long-term portion of the lease liabilities for operating leases are reflected in “Operating lease liabilities – current portion” and “Operating lease liabilities – net of current portion” within the condensed consolidated balance sheets. ROU assets for financing leases are recorded within “Right of use financing lease assets” and the current portion and long-term portion of the lease liabilities for financing leases are reflected in “Financing lease liabilities – current portion” and “Financing lease liabilities – net of current portion” within the condensed consolidated balance sheets.

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

In certain jurisdictions, the Company may deem the likelihood of realizing deferred tax assets as remote where the Company expects that, due to the structure of operations and applicable law, the operations in such jurisdictions will not give rise to future tax consequences. For such jurisdictions, the Company has not recognized deferred tax assets. Should the expectations change regarding the expected future tax consequences, the Company may be required to record additional deferred taxes that could have a material effect on the condensed consolidated financial position and results of operations. See Note 15 for further discussion.

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

Fair value of financial instruments – The Company’s current assets and liabilities include financial instruments such as cash and cash equivalents, restricted cash, accounts receivable, derivative assets and liabilities, accounts payable, liabilities for SARs and guarantees. As discussed further in Note 8, derivative assets and liabilities are measured and reported at fair value each period with changes in fair value recognized in net income. The derivatives referenced below are reported in “Accrued liabilities and other” on the condensed consolidated balance sheet. SARs liabilities are measured and reported at fair value using level 2 inputs each period with changes in fair value recognized in net income. The SARs liabilities is reported in “Accrued liabilities and other” on the condensed consolidated balance sheet. With respect to the other financial instruments included in current assets and liabilities, the carrying value of each financial instrument approximates fair value primarily due to the short-term maturity of these instruments.

		As of March 31, 2022
	Balance Sheet Line	Level 1	Level 2	Level 3	Total
		(in thousands)
Liabilities
SARs liability	Accrued liabilities and other	$—	$1,422	$—	$1,422
Derivative liability - crude oil swaps	Accrued liabilities and other	—	24,064	—	24,064
		$—	$25,486	$—	$25,486

		As of December 31, 2021
	Balance Sheet Line	Level 1	Level 2	Level 3	Total
		(in thousands)
Liabilities
SARs liability	Accrued liabilities and other	$—	$609	$—	$609
Derivative liability - crude oil swaps	Accrued liabilities and other	—	4,806	—	4,806
		$—	$5,415	$—	$5,415

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

The following amounts represent the allocation of the purchase price to the assets acquired and liabilities assumed in the Sasol Acquisition.

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

All assets and liabilities associated with Sasol’s interest in Etame Marin block, including crude oil and natural gas properties, asset retirement obligations and working capital items, were recorded at their fair value. The Company used estimated future crude oil prices as of the closing date, February 25, 2021, to apply to the estimated reserve quantities acquired and market participant assumptions to the estimated future operating and development costs to arrive at the estimates of future net revenues. The future net revenues were discounted using the Company’s weighted average cost of capital to determine the fair value at closing. The valuations to derive the purchase price included the use of both proved and unproved categories of reserves, expectation for timing and amount of future development and operating costs, projections of future rates of production, expected recovery rates, and risk adjusted discount rates. Other significant estimates were used by the Company to determine the fair value of assets acquired and liabilities assumed. The Company had one year from the date of closing to record purchase price adjustments as a result of changes in such estimates. As a result of comparing the purchase price to the fair value of the assets acquired and liabilities assumed a $7.7 million bargain purchase gain was recognized. A bargain purchase gain of $5.5 million is included in “Other, net” under “Other income (expense)” in the 2021 condensed consolidated statements of operations. An income tax benefit of $2.2 million, related to the bargain purchase gain, is also included in the 2021 condensed consolidated statements of operations. The bargain purchase gain is primarily attributable to the increase in crude oil price forecasts from the date the SPA was signed, November 17, 2020, to the closing date, February 25, 2021, when the fair value of the reserves associated with the Sasol Acquisition were determined.

The actual impact of the Sasol Acquisition was an increase to “Crude oil and natural gas sales” in the condensed consolidated statements of operations of $32.4 million and $9.4 million for the three months ended March 31, 2022 and March 31, 2021, respectively. The actual impact of the Sasol Acquisition was an increase to “Net income” in the condensed consolidated statements of operations of $5.7 million and $1.2 million for the three months ended March 31, 2022 and March 31, 2021, respectively.

The unaudited pro forma results presented below have been prepared to give the effect to the Sasol Acquisition discussed above on the Company’s results of operations for the three months ended March 31, 2022, and March 31, 2021, respectively, as if the Sasol Acquisition had been consummated on January 1, 2020. The unaudited pro forma results do not purport to represent what the Company’s actual results operations would have been if the Sasol Acquisition had been completed on such date or to project the Company’s results of operations for any future date or period.

	Three Months Ended March 31,
	2021
	(in thousands)
Pro forma (unaudited)
Crude oil and natural gas sales	$57,547
Operating income	25,025
Net income	11,736	(a)

Basic net income loss per share:
Income from continuing operations	$0.20
Net income per share	$0.20
Basic weighted average shares outstanding	57,636
Diluted net income per share:
Income from continuing operations	$0.20
Net income per share	$0.20
Diluted weighted average shares outstanding	58,461

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

Discontinued Operations - Angola

In November 2006, the Company signed a production sharing contract for Block 5 offshore Angola (“Block 5 PSA”). The Company’s working interest was 40%, and the Company carried Sonangol P&P, for 10% of the work program. On September 30, 2016, the Company notified Sonangol P&P that it was withdrawing from the joint operating agreement effective October 31, 2016. On November 30, 2016, the Company notified the national concessionaire, Sonangol E.P., that it was withdrawing from the Block 5 PSA and reduced its activities in Angola. As a result of this strategic shift, the Company classified all the related assets and liabilities as those of discontinued operations in the condensed consolidated balance sheets. The operating results of the Angola segment have been classified as discontinued operations for all periods presented in the Company’s condensed consolidated statements of operations. The Company segregated the cash flows attributable to the Angola segment from the cash flows from continuing operations for all periods presented in the Company’s condensed consolidated statements of cash flows. During three months ended March 31, 2022 and 2021, the Angola segment did not have a material impact on the Company’s financial position, results of operations, cash flows and related disclosures.

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

Segment activity of continuing operations for the three months ended March 31, 2022 and 2021 as well as long-lived assets and segment assets at March 31, 2022 and December 31, 2021 are as follows:

	Three Months Ended March 31, 2022
(in thousands)	Gabon	Equatorial Guinea	Corporate and Other	Total
Revenues-crude oil and natural gas sales	$68,656	$—	$—	$68,656
Depreciation, depletion and amortization	4,653	—	20	4,673
Bad debt expense and other	492	—	—	492
Other operating expense, net	(5)	—	—	(5)
Operating income (loss)	44,705	(318)	(4,382)	40,005
Derivative instruments loss, net	—	—	(31,758)	(31,758)
Other, net	(638)	(1)	(57)	(696)
Income tax expense (benefit)	7,858	—	(12,486)	(4,628)
Additions to crude oil and natural gas properties and equipment – accrual	31,780	—	—	31,780

	Three Months Ended March 31, 2021
(in thousands)	Gabon	Equatorial Guinea	Corporate and Other	Total
Revenues-crude oil and natural gas sales	$39,774	$—	$—	$39,774
Depreciation, depletion and amortization	4,121	—	27	4,148
Operating loss	18,680	(132)	(4,205)	14,343
Derivative instruments gain, net	—	—	(5,954)	(5,954)
Other, net	7,681	(2)	(3,099)	4,580
Income tax expense	5,239	1	(2,154)	3,086
Additions to crude oil and natural gas properties and equipment – accrual(1)	2,515	—	—	2,515

(1)    Excludes assets acquired in the Sasol acquisition.

(in thousands)	Gabon	Equatorial Guinea	Corporate and Other	Total
Long-lived assets from continuing operations:
As of March 31, 2022	$111,787	$10,000	$148	$121,935
As of December 31, 2021	$84,156	$10,000	$168	$94,324

(in thousands)	Gabon	Equatorial Guinea	Corporate and Other	Total
Total assets from continuing operations:
As of March 31, 2022	$235,229	$10,871	$62,410	$308,510
As of December 31, 2021	$201,748	$10,548	$50,794	$263,090

Information about the Company’s most significant customers

The Company currently sells crude oil production from Gabon under term crude oil sales and purchase agreements (“COSPAs”) with pricing based upon an average of Dated Brent in the month of lifting, adjusted for location and market factors. The Company signed a COSPA with ExxonMobil Sales and Supply LLC (“Exxon”) that covered sales from February 2020 through January 2022 with pricing based upon an average of Dated Brent in the month of lifting, adjusted for location and market factors. The COSPA with Exxon has been amended and extended several times, most recently in January 2022, to extend the date of the COSPA through the end of July 2022.

During the three months ended March 31, 2022 and 2021 revenues from sales of crude oil to Exxon were 100% of the Company’s total revenues from customers.

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

A reconciliation of reported net income (loss) to net income (loss) used in calculating EPS as well as a reconciliation from basic to diluted shares follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net income (numerator):
Income from continuing operations	$12,176	$9,888
Income from continuing operations attributable to unvested shares	(140)	(187)
Numerator for basic	12,036	9,701
Income from continuing operations attributable to unvested shares	—	—
Numerator for dilutive	$12,036	$9,701

Loss from discontinued operations, net of tax	$(12)	$(19)
Income from discontinued operations attributable to unvested shares	—	—
Numerator for basic	(12)	(19)
Income from discontinued operations attributable to unvested shares	—	—
Numerator for dilutive	$(12)	$(19)

Net Income	$12,164	$9,869
Net income attributable to unvested shares	(139)	(187)
Numerator for basic	12,025	9,682
Net (income) loss attributable to unvested shares	—	—
Numerator for dilutive	$12,025	$9,682

Weighted average shares (denominator):
Basic weighted average shares outstanding	58,702	57,636
Effect of dilutive securities	477	825
Diluted weighted average shares outstanding	59,179	58,461
Stock options and unvested restricted stock grants excluded from dilutive calculation because they would be anti-dilutive	139	298

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

With respect to the government’s share of Profit Oil, the Etame PSC provides that the corporate income tax liability may be satisfied through the payment of Profit Oil. In the condensed consolidated statements of operations, the government’s share of revenues from Profit Oil is reported in revenues with a corresponding amount reflected in the current provision for income tax expense. Prior to February 1, 2018, the government did not take any of its share of Profit Oil in-kind. These revenues have been included in revenues to customers as the Company entered into the contract with the customer to sell the crude oil and was subject to the performance obligations associated with the contract. For the in-kind sales by the government beginning February 1, 2018, these sales are not considered revenues under a customer contract as the Company is not a party to the contracts with the buyers of this crude oil. However, consistent with the reporting of Profit Oil in prior periods, the amount associated with the Profit Oil under the terms of the Etame PSC is reflected as revenue with an offsetting amount reported as a current income tax expense. Payments of the income tax expense are reported in the period that the government takes its Profit Oil in-kind, i.e. the period in which it lifts the crude oil. The Company has a $8.8 million foreign income tax payable as of March 31, 2022. As of December 31, 2021, the foreign taxes payable attributable to this obligation was $3.1 million.

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

The following table presents revenues from contracts with customers as well as revenues associated with the obligations under the Etame PSC.

	Three Months Ended March 31,
	2022	2021
Revenue from customer contracts:
Sales under the COSPA	$76,486	$43,829
Other items reported in revenue not associated with customer contracts:
Carried interest recoupment	1,112	1,822
Royalties	(8,942)	(5,877)
Crude oil and natural gas sales	$68,656	$39,774

7.  CRUDE OIL AND NATURAL GAS PROPERTIES AND EQUIPMENT

The Company’s crude oil and natural gas properties and equipment is comprised of the following:

	As of March 31, 2022	As of December 31, 2021
	(in thousands)
Crude oil and natural gas properties and equipment - successful efforts method:
Wells, platforms and other production facilities	$504,406	$488,756
Work-in-progress	28,713	13,515
Undeveloped acreage	23,735	23,735
Equipment and other	24,410	23,478
	581,264	549,484
Accumulated depreciation, depletion, amortization and impairment	(459,329)	(455,160)
Net crude oil and natural gas properties, equipment and other	$121,935	$94,324

Extension of Term of Etame Marin Block PSC

On September 25, 2018, VAALCO, together with the other joint venture owners in the Etame Marin block (the “Etame Consortium”), received an implementing Presidential Decree from the government of Gabon authorizing an extension for additional years (“PSC Extension”) to the Etame Consortium to operate in the Etame Marin block. The Company’s subsidiary, VAALCO Gabon S.A., currently has a 63.575% participating interest (working interest including the working interest attributable to the carried interest owner) in the Etame Marin block. The PSC Extension extended the term for each of the three exploitation areas in the Etame Marin block for a period of ten years with effect from September 17, 2018, the effective date of the PSC Extension, with two five-year options to extend the PSC.

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

There was no triggering event in the quarter ended March 31, 2022 that would cause the Company to believe the value of crude oil and natural gas producing properties should be impaired. Factors considered included higher forward price curves for the first quarter of 2022, and expected capital expenditures in the period related to the Etame Marin block.

Undeveloped Leasehold Costs

VAALCO acquired a 31% working interest in an undeveloped portion of a block (“Block P”) offshore Equatorial Guinea in 2012.  The Ministry of Mines and Hydrocarbons (“EG MMH”) approved our appointment as operator for Block P on November 12, 2019.  The

Company acquired an additional working interest of 12% from Atlas Petroleum, thereby increasing its working interest to 43% in 2020, in exchange for a potential future payment of $3.1 million in the event that there is commercial production from Block P.  On August 27, 2020, the amendment to the production sharing contract to ratify the Company’s increased working interest and appointment as operator was approved by the EG MMH. On April 12, 2021, the majority of non-defaulting parties assigned the defaulting party’s interest to the non-defaulting parties. As a result, VAALCO’s working interest will increase to 45.9% once the EG MMH approves a new amendment to the production sharing contract. As of March 31, 2022, the Company had $10.0 million recorded for the book value of the undeveloped leasehold costs associated with the Block P license. The Company has completed a feasibility study of a standalone production development opportunity of the Venus discovery on Block P.  VAALCO is now proceeding to a field development concept and will work closely with the other joint venture owners to complete this over the coming months.  The Block P production sharing contract provides for a development and production period of 25 years from the date of approval of a development and production plan.

As a result of the PSC Extension discussed above, the exploitation area for the Etame Marin block was expanded to include previously undeveloped acreage. The Company allocated $6.7 million of the share of the signing bonus and $7.1 million of the $18.6 million resulting from the deferred tax impact for the difference between book basis and tax basis to unproved leasehold costs using the acreage attributable to the previous exploitation areas and the additional acreage in the expanded exploitation areas. Exploitation of this additional area is permitted throughout the term of the Etame PSC. As a result of discovering reserves in connection with drilling the South East Etame 4H development well in March 2020, $2.3 million of costs were transferred to proved leasehold costs leaving a remaining $11.5 million in unproved leasehold costs. In connection with the Sasol Acquisition discussed under Note 3, $2.2 million of reserves were attributed to undeveloped properties. The balance of undeveloped leasehold costs related to the Etame Marin block at March 31, 2022 was $13.7 million.

Capitalized Equipment Inventory

Capitalized equipment inventory is reviewed regularly for obsolescence. Adjustments for inventory obsolescence are recorded in the “Other operating income (expense), net” line item of the condensed consolidated statements of operations but were not material for the three months ended March 31, 2022 and 2021.

8. DERIVATIVES AND FAIR VALUE

The Company uses derivative financial instruments from time to time to achieve a more predictable cash flow from crude oil production by reducing the Company’s exposure to price fluctuations.

On May 6, 2021, the Company entered into commodity swaps at a Dated Brent weighted average price of $66.51 per barrel for the period from and including May 2021 through October 2021 for a quantity of 672,533 barrels. On August 6, 2021, the Company entered into additional commodity swaps at a Dated Brent weighted average price of $67.70 per barrel for the period from and including November 2021 through February 2022 for a quantity of 314,420 barrels. On September 24, 2021, the Company entered into additional commodity swaps at a Dated Brent weighted average price of $72.00 per barrel for the period from and including March 2022 to June 2022 for a quantity of 460,000 barrels. On January 6, 2022, the Company entered into additional commodity swaps at a Dated Brent weighted average price of $76.53 per barrel for the period from and including July 2022 to September 2022 for a quantity of 375,000 barrels. On February 23, 2022, the Company entered into additional commodity swaps at a Dated Brent weighted average price of $85.01 per barrel for the period from and including April 2022 to June 2022 for a quantity of 234,000 barrels. See the table below for the unexpired barrels as of March 31, 2022.

Settlement Period	Type of Contract	Index	Barrels	Weighted Average Price
April 2022 to June 2022	Swaps	Dated Brent	345,000	$72.00
April 2022 to June 2022	Swaps	Dated Brent	234,000	$85.01
July 2022 to September 2022	Swaps	Dated Brent	375,000	$76.53
			954,000

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

At times, the Company’s counterparties require that it post collateral for changes in the net fair value of the derivative contracts. This cash collateral is reported in the line item Restricted cash on the condensed consolidated balance sheets.

The following table sets forth the loss on derivative instruments on the Company’s condensed consolidated statements of operations:

		Three Months Ended March 31,
Derivative Item	Statement of Operations Line	2022	2021
		(in thousands)
Crude oil swaps	Cash settlements paid on matured derivative contracts, net	$(12,500)	$(1,710)
	Cash settlements not paid on matured derivative contracts, net	(19,258)	(4,244)
	Derivative instruments loss, net	$(31,758)	$(5,954)

9. ACCRUED LIABILITIES AND OTHER

Accrued liabilities and other balances were comprised of the following:

	As of March 31, 2022	As of December 31, 2021
	(in thousands)
Accrued accounts payable invoices	$24,749	$11,967
Gabon DMO, PID and PIH obligations	10,470	9,465
Derivative liability - crude oil swaps	24,064	4,806
Capital expenditures	20,568	11,327
Stock appreciation rights – current portion	1,422	609
Accrued wages and other compensation	939	2,124
ARO Obligation	6,790	6,745
Other	2,407	2,401
Total accrued liabilities and other	$91,409	$49,444

10.  COMMITMENTS AND CONTINGENCIES

Abandonment funding

Under the terms of the Etame PSC, the Company has a cash funding arrangement for the eventual abandonment of all offshore wells, platforms and facilities on the Etame Marin block. As a result of the PSC Extension, annual funding payments are spread over the periods from 2018 through 2028, under the 2018 abandonment study. The amounts paid will be reimbursed through the Cost Account and are non-refundable. In November 2021, an abandonment study was done and the estimate used for this purpose is approximately $81.3 million ($47.9 million, net to VAALCO) on an undiscounted basis. The abandonment estimate will be presented to the Gabonese Directorate of Hydrocarbons as required by the Etame PSC. Through March 31, 2022, $36.3 million ($21.4 million, net to VAALCO) on an undiscounted basis has been funded. The annual payments will be adjusted based on revisions in the abandonment estimate. This cash funding is reflected under “Other noncurrent assets” in the “Abandonment funding” line item of the condensed consolidated balance sheets. Future changes to the anticipated abandonment cost estimate could change the asset retirement obligation and the amount of future abandonment funding payments.

On March 5, 2019, in accordance with certain foreign currency regulatory requirements, the Gabonese branch of an international commercial bank holding the abandonment funds in a U.S. dollar denominated account transferred the funds to the Central Bank for CEMAC, of which Gabon is one of the six member states. The U.S. dollars were converted to local currency with a credit back to the Gabonese branch. During the three months ended March 31, 2022, the Company recorded a $0.4 million foreign currency loss associated with the abandonment funding account. During the three months ended March 31, 2021, the Company recorded a $0.5 million foreign currency loss associated with the abandonment funding account. In December 2021, as part of the new FX regulations issued by BEAC, BEAC allowed for opening of U.S. dollars escrow accounts for the abandonment funds at BEAC. The Company is currently working with the extractive industry to formulate the agreements which are expected to be finalized in 2022, that regulate these accounts. Accordingly, pursuant to Amendment No. 5 of the Etame PSC that required these funds to be in U.S. dollars, once the account for the U.S. dollars abandonment fund is open at BEAC we will resume our funding of the abandonment fund in compliance with the Etame PSC.

FPSO charter

In connection with the charter of the FPSO, the Company, as operator of the Etame Marin block, guaranteed all of the charter payments under the charter through its contract term. At the Company’s election, the charter could be extended for two one-year periods beyond September 2020. These elections have been made, and the charter has been extended through September 2022. The Company obtained guarantees from each of the Company’s joint venture owners for their respective shares of the payments. The Company’s net share of the charter payment is 58.8%, or approximately $19.4 million per year. Although the Company believes the need for performance under the charter guarantee is remote, the Company recorded a liability of $0.1 million as of March 31, 2022 and $0.1 million as of December 31, 2021 representing the guarantee’s estimated fair value. Estimated future minimum obligations as of March 31, 2022 through the end of the FPSO charter in September 2022 are approximately $15.9 million ($9.4 million, net to VAALCO).

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

FSO

On August 31, 2021, VAALCO and its co-venturers at Etame approved the Bareboat Contract (the “Bareboat Contract”) and Operating Agreement (collectively, the “FSO Agreements”) with World Carrier Offshore Services Corp. to replace the existing FPSO with a Floating Storage and Offloading unit (“FSO”). The FSO Agreements require a prepayment of $2 million gross ($1.3 million net to VAALCO) in 2021 and $5 million gross ($3.2 million net) in 2022 of which $6 million will be recovered against future rentals. Current total block level capital conversion estimates are $40 to $50 million gross ($26 to $32 million net to VAALCO). No other prepayments are required under the FSO Agreements until the vessel is accepted by the Company at the Etame Marin Block location. The FSO Agreements contain purchase provisions and termination provisions. The Company does not expect to utilize the terminations provision under the FSO Agreements. VAALCO currently believes that all of the associated engineering, long-lead equipment and significant contracts are proceeding in-line with the anticipated timelines and expected delivery schedules for the deployment of the FSO in the third quarter of 2022.

Dividend Policy

On November 3, 2021, the Company announced that the Company’s board of directors adopted a cash dividend policy of an expected $0.0325 per common share per quarter. On January 28, 2022, the Company announced that the Company’s board of directors had declared a quarterly cash dividend of $0.0325 per share of common stock, paid on March 18, 2022 to stockholders of record at the close of business on February 18, 2022. In April 2022, we declared our intent to pay a dividend of $0.0325 per share of common stock for the second quarter of 2022 ($0.13 annualized), which is payable June 24, 2022 to stockholders of record at the close of business on May 25, 2022. However, payment of future dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including current financial condition, the tax impact of repatriating cash, operating results and current and anticipated cash needs.

Other contractual commitments

In June 2021, the Company entered into a short-term agreement with an affiliate of Borr Drilling Limited to drill a minimum of three wells with options to drill additional wells. Upon completion of the ETBSM 1HB-ST2 well, the commitment to Borr Drilling Limited will be satisfied.

11. LEASES

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

Operating leases

The Company is currently a party to several operating lease agreements for the corporate office, rental of marine vessels and helicopters, equipment and the FPSO. The duration for these agreements range from 3 to 36 months. In some cases, the lease contracts require the Company to make payments both for the use of the asset itself and for operations and maintenance services. Only the payments for the use of the asset related to the lease component are included in the calculation of ROU assets and lease liabilities. Payments for the operations and maintenance services are considered non-lease components and are not included in calculating the ROU assets and lease liabilities. For leases on ROU assets used in joint operations, generally the operator reflects the full amount of the lease component, including the amount that will be funded by the non-operators. As operator for the Etame Marin block, the ROU asset recorded for the FPSO, the marine vessels, helicopter and certain equipment used in the joint operations includes the gross amount of the lease components.

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

Financing leases

In August 2021, the Company signed the FSO agreements to lease a FSO to replace the current FPSO whose term will end in September 2022. Under the terms of the FSO agreements, a third party is expected to modify the leased vessel in order to meet the Company’s crude-oil production requirements. The vessel is expected to arrive on location in the Etame Marin block in September 2022 at which time control of the vessel will transfer to the Company and at which time the Company will record the ROU asset and Lease liabilities associated with this lease.

On February 15, 2022, the Company signed a contract for a finance lease of generators and related parts. The minimum lease term is 67 months, and the ROU asset and lease liability was recorded on the lease commencement date of February 15, 2022.

All leases

For all leases that contain an option to extend, the Company has evaluated whether it will extend the lease beyond the initial lease term, which payments have been included in the calculation for the ROU assets and liabilities. The discount rate used to calculate ROU assets and lease liabilities represents the Company’s incremental borrowing rate. The Company determined this by considering the term and economic environment of each lease, and estimating the resulting interest rate the Company would incur to borrow the lease payments.

For the three months ended March 31, 2022 and 2021, the components of the lease costs and the supplemental information were as follows:

	Three Months Ended March 31,
	2022	2021
Lease cost:	(in thousands)
Finance lease cost (1)	$66	$—
Operating lease cost	4,196	4,390
Short-term lease cost (2)	1,014	794
Variable lease cost (3)	1,338	1,434
Total lease expense	6,614	6,618
Lease costs capitalized	772	—
Total lease costs	$7,386	$6,618

Other information:
Cash paid for amounts included in the measurement of lease liabilities:	2022	2021
Operating cash flows attributable to finance leases	$—	$—
Weighted-average remaining lease term	5.42 years	—
Weighted-average discount rate	3.54%	—

Operating cash flows attributable to operating leases	$6,551	$4,773
Weighted-average remaining lease term	0.73 years	1.5 years
Weighted-average discount rate	5.83%	6.09%

(1)Represents depreciation and interest associated with financing leases.

(2)Represents short term leases under contracts that are 1 year or less where a ROU asset and lease liability are not required to be recorded.

(3)Variable costs represent differences between minimum lease costs and actual lease costs incurred under lease contracts.

The table below describes the presentation of the total lease cost on the Company’s condensed consolidated statement of operations. As discussed above, the Company’s joint venture owners are required to reimburse the Company for their share of certain expenses, including certain lease costs.

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Finance lease cost	$39	$—
Production expense	3,838	2,649
General and administrative expense	16	49
Lease costs billed to the joint venture owners	3,002	3,920
Total lease expense	6,895	6,618
Lease costs capitalized	491	—
Total lease costs	$7,386	$6,618

The following table describes the future maturities of the Company’s lease liabilities at March 31, 2022:

	Operating Leases	Finance Leases
Year	(in thousands)
2022	$6,397	$311
2023	371	368
2024	197	368
2025	33	368
Thereafter	—	537
	6,998	1,952
Less: imputed interest	108	201
Total lease liabilities	$6,890	$1,751

Under the joint operating agreements, other joint venture owners are obligated to fund $5.3 million of the $9.0 million in future lease liabilities.

12. ASSET RETIREMENT OBLIGATIONS

The following table summarizes the changes in the Company’s asset retirement obligations:

(in thousands)	As of March 31, 2022	As of December 31, 2021
Beginning balance	$40,694	$17,334
Accretion	473	1,627
Additions	—	14,564
Revisions	—	7,169
Ending balance	$41,167	$40,694

Accretion is recorded in the line item “Depreciation, depletion and amortization” on the condensed consolidated statements of operations.

The Company is required under the Etame PSC for the Etame Marin block in Gabon to conduct abandonment studies to update the amounts being funded for the eventual abandonment of the offshore wells, platforms and facilities on the Etame Marin block. The current abandonment study was prepared in November 2021. At December 31, 2021, associated with the study, the Company recorded an upward revision of $7.2 million to the asset retirement obligation primarily as a result of increased costs expected with the abandonment of the Etame Marin block and a change in the expected timing of the abandonment costs associated with the termination of the FPSO charter. As a result of the expected timing of the abandonment of the FPSO, included in accrued liabilities in the condensed consolidated balance sheet is $6.8 million of costs associated with the retirement obligation as of March 31, 2022.

13. SHAREHOLDERS’ EQUITY

Preferred stock – Authorized preferred stock consists of 500,000 shares with a par value of $25 per share. No shares of preferred stock were issued and outstanding as of March 31, 2022 or December 31, 2021.

Treasury stock – For the majority of restricted stock awards granted by the Company, the number of shares issued to the participant on the vesting date are net of shares withheld to meet applicable tax withholding requirements.  In addition, when options are exercised, the participant may elect to remit shares to the Company to cover the tax liability and the cost of the exercised options.  When this happens, the Company adds these shares to treasury stock and pays the taxes on the participant’s behalf.

Although these withheld shares are not issued or considered common stock repurchases under the Company’s stock repurchase program, they are treated as common stock repurchases in our financial statements as they reduce the number of shares that would have been issued upon vesting.  See Note 14 for further discussion.

14.  STOCK-BASED COMPENSATION AND OTHER BENEFIT PLANS

The Company’s stock-based compensation has been granted under several stock incentive and long-term incentive plans. The plans authorize the Compensation Committee of the Company’s board of directors to issue various types of incentive compensation. The Company had previously issued stock options and restricted shares under the 2014 Long-Term Incentive Plan (“2014 Plan”) and stock appreciation rights under the 2016 Stock Appreciation Rights Plan. On June 25, 2020, the Company’s stockholders approved the 2020 Long-Term Incentive Plan (as amended, the “2020 Plan”) under which 5,500,000 shares are authorized for grants. In June 2021, the Company’s stockholders approved an amendment to the 2020 Plan pursuant to which an additional 3,750,000 shares were authorized for issuance pursuant to awards under the 2020 Plan. At March 31, 2022, 6,694,501 shares were available for future grants under the 2020 Plan.

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

As referenced in the table below, the Company records compensation expense related to stock-based compensation as general and administrative expense associated with the issuance of stock options, restricted stock and stock appreciation rights. During the three months ended March 31, 2022, the Company settled in cash $0.2 million for stock appreciation rights and received $0.2 million for stock option exercises. During the three months ended March 31, 2021, the Company settled in cash $0.9 million for stock appreciation rights and received $0.3 million for stock option exercises

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Stock-based compensation - equity awards	$404	$323
Stock-based compensation - liability awards	1,018	1,236
Total stock-based compensation	$1,422	$1,559

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

In March 2022, the Company granted options to certain employees of the Company that are considered performance stock options to purchase an aggregate of 241,358 shares at an exercise price of $6.41 per share and a life of ten years. For each performance stock option award, one-third of the underlying shares vest on the later of the first anniversary of the grant date and the date on which the Company’s stock price, determined using a 30-day average, exceeds $7.37 per share; performance stock options with respect to one-third of the underlying shares vest on the later of the second anniversary of the grant date and the date on which the Company’s stock price, determined using a 30-day average, exceeds $8.48 per share; and performance stock options with respect to the remaining one-third of the underlying shares vest on the later of the third anniversary of the grant date and the date on which the Company’s stock price, determined using a 30-day average, exceeds $9.75 per share. These awards are option awards that contain a market condition. Compensation cost for such awards is recognized ratably over the derived service period and compensation cost related to awards with a market condition will not be reversed if the Company does not believe it is probable that such performance criteria will be met or if the service provider (employee or otherwise) fails to meet such performance criteria.

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

During the three months ended March 31, 2022 and 2021, the weighted average assumptions shown below were used to calculate the weighted average grant date fair value of option grants under the Monte Carlo.

	Three Months Ended March 31,
	2022	2021
Weighted average exercise price - ($/share)	$6.41	$3.14
Expected life in years	6.0	6.0
Average expected volatility	72%	75%
Risk-free interest rate	1.98%	0.95%
Expected dividend yield	2.30%	—
Weighted average grant date fair value - ($/share)	$2.84	$2.07

Stock option activity associated with the Monte Carlo model for the three months ended March 31, 2022 is provided below:

	Number of Shares Underlying Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at January 1, 2022	359	$1.96
Granted	241	6.41
Exercised	—	—
Unvested shares forfeited	—	—
Vested shares expired	—	—
Outstanding at March 31, 2022	600	$3.75	9.09	$1,670
Exercisable at March 31, 2022	120	$1.96	8.51	$547

Stock option activity associated with the Black-Scholes model for the three months ended March 31, 2022 is provided below:

	Number of Shares Underlying Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at January 1, 2022	615	$1.58
Granted	—	—
Exercised	(171)	1.16
Unvested shares forfeited	—	—
Vested shares expired	—	—
Outstanding at March 31, 2022	444	$1.74	1.49	$2,125
Exercisable at March 31, 2022	429	$1.73	1.47	$2,062

During the three months ended March 31, 2022, 28,761 shares were added to treasury as a result of tax withholding on options exercised.

Restricted shares

Restricted stock granted to employees will vest over a period determined by the Compensation Committee that is generally a three-year period, vesting in three equal parts on the anniversaries following the date of the grant. Restricted stock granted to directors will vest on the earlier of (i) the first anniversary of the date of grant and (ii) the first annual meeting of stockholders following the date of grant (but not less than fifty (50) weeks following the date of grant). In March 2022, the Company issued 353,424 shares of service-based restricted stock to employees, with a grant date fair value of $6.41 per share. The vesting of these shares is dependent upon, among other things, the employees’ and directors’ continued service with the Company.

The following is a summary of activity for the three months ended March 31, 2022:

	Restricted Stock	Weighted Average Grant Date Fair Value
	(in thousands)
Non-vested shares outstanding at January 1, 2022	741	$2.36
Awards granted	353	6.41
Awards vested	(129)	3.07
Awards forfeited	(26)	3.06
Non-vested shares outstanding at March 31, 2022	939	$3.77

During the three months ended March 31, 2022, 35,232 shares were added to treasury as a result of tax withholding on the vesting of restricted shares.

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

During the three months ended March 31, 2022, the Company did not grant SARs to employees or directors.

SAR activity for the three months ended March 31, 2022 is provided below:

	Number of Shares Underlying SARs	Weighted Average Exercise Price Per Share	Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at January 1, 2022	362	$1.81
Granted	—	—
Exercised	(59)	1.41
Unvested SARs forfeited	—	—
Vested SARs expired	—	—
Outstanding at March 31, 2022	303	$1.89	1.75	$1,402
Exercisable at March 31, 2022	237	$1.94	1.65	$1,086

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

Income taxes attributable to continuing operations for the three months ended March 31, 2022, and 2021 are attributable to foreign taxes payable in Gabon as well as income taxes in the U.S.

Provision for income taxes related to income from continuing operations consists of the following:

	Three Months Ended March 31,
	2022	2021
U.S. Federal:	(in thousands)
Current	$—	$—
Deferred	(12,486)	(2,153)
Foreign:
Current	5,691	3,435
Deferred	2,167	1,804
Total	$(4,628)	$3,086

The Company’s effective tax rate for the three months ended March 31, 2022 and 2021, excluding the impact of discrete items, was 67.9% and (64%), respectively. For the three months ended March 31, 2022, the Company’s overall effective tax rate was impacted by non-deductible items associated with operations, and a change in valuation allowance. The total tax expense for the three months ended March 31, 2022 includes a discrete adjustment for the release of $12.7 million of valuation allowance as a result of an increase in forecasted future earnings. For the three months ended March 31, 2022, the current tax expense of $ 5.7 million includes a $3.1 million unfavorable oil price adjustment as a result of the change in value of the government of Gabon’s allocation of Profit Oil between the time it was produced and the time it was taken in-kind. After excluding the impact, current income taxes were $2.6 million for the period. For the three months ended March 31, 2021, the current tax expense of $3.4 million includes a $0.5 million unfavorable oil price adjustment as a result of the change in value of the government of Gabon’s allocation of Profit Oil between the time it was produced and the time it was taken in-kind. After excluding the impact, current income taxes were $2.9 million for the period.

As of March 31, 2022, the Company had no material uncertain tax positions. The Company’s policy is to recognize potential interest and penalties related to unrecognized tax benefits as a component of income tax expense.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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

•the ability of the BWE Consortium of VAALCO, BW Energy and Panoro Energy to successfully execute its business plan;

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

•general economic conditions, including any future economic downturn, the impact of inflation, disruption in financial markets and the availability of credit;

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

The information contained in this Quarterly Report and the information set forth under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”), identifies additional factors that could cause our results or performance to differ materially from those we express in forward-looking statements. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of these assumptions and therefore also the forward-looking statements based on these assumptions, could themselves prove to be inaccurate. In light of the significant uncertainties inherent in the forward-looking statements that are included in this Quarterly Report and the 2021 Form 10-K, our inclusion of this information is not a representation by us or any other person that our objectives and plans will be achieved. When you consider our forward-looking statements, you should keep in mind these risk factors and the other cautionary statements in this Quarterly Report.

Our forward-looking statements speak only as of the date the statements are made and reflect our best judgment about future events and trends based on the information currently available to us. Our results of operations can be affected by inaccurate assumptions we make or by risks and uncertainties known or unknown to us. Therefore, we cannot guarantee the accuracy of the forward-looking statements. Actual events and results of operations may vary materially from our current expectations and assumptions. Our forward-looking statements, express or implied, are expressly qualified in their entirety by this “Cautionary Statement Regarding Forward-Looking Statements,” which constitute cautionary statements. These cautionary statements should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.

Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances occurring after the date of this Quarterly Report.

INTRODUCTION

VAALCO is a Houston, Texas based independent energy company engaged in the acquisition, exploration, development and production of crude oil. As operator, we have production operations and conduct exploration and development activities in Gabon, West Africa. We also have opportunities to participate in development and exploration activities in Equatorial Guinea, West Africa. As discussed further in Note 3 to the condensed consolidated financial statements included in this Quarterly Report, we have discontinued operations associated with our activities in Angola, West Africa.

RECENT DEVELOPMENTS

Marine Construction Agreement for Subsea Reconfiguration

On March 17, 2022, VAALCO Gabon, SA (“VAALCO Gabon”), a wholly owned subsidiary of the Company, entered into an Agreement for the Provision of Subsea Construction and Installation Services (the “Marine Construction Agreement”) with DOF Subsea Canada Corp. (“DOF Subsea”), to support the subsea reconfiguration in connection with the replacement of the existing FPSO vessel with a Floating Storage and Offloading vessel (“FSO”) at the Company’s Etame Marin field offshore Gabon. Pursuant to the Marine Construction Agreement, DOF Subsea agreed to, among other things, provide all personnel, crew and equipment necessary to assist in the reconfiguration of the Etame field subsea infrastructure to accommodate all field production to the flow to the FSO, which is currently under conversion, including (i) assistance with retrieval of over 5,000 meters of new flexible pipelines from a manufacturing facility in the United Kingdom, transporting the pipelines to Gabon and installing the pipelines in the Etame field, (ii) performing the retrieval and relocation of existing in-field flowlines and umbilicals to accommodate the reconfigured field development plan and (iii) assistance in the connection of new risers to the FSO (collectively, the “Services”). Pursuant to the Marine Construction Agreement, DOF Subsea will provide an offshore construction vessel to facilitate the performance of the Services. The Marine Construction Agreement provides that the Services will commence in early July 2022 and be completed by the end of September 2022, subject to certain conditions therein. As consideration for the Services provided to the Company, the Company agreed to pay DOF Subsea certain fixed fees upon the completion of the achievement of Service-related milestones, as well as a day rate, subject to certain conditions, as set forth in the Marine Construction Agreement.

Recent Operational Updates

Provisional Award of Two Offshore Blocks in Gabon

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

Charter Agreement for the Floating Storage and Offloading Unit

We are currently a party to an FPSO charter for the storage of all of the crude oil that we produce. This contract will expire in September 2022. In August of 2021, we and our co-venturers at Etame approved the Bareboat Contract (the “Bareboat Contract”) and Operating Agreement (the “Operating Agreement” and collectively, the “FSO Agreements”) with World Carrier Offshore Services Corp. (“World Carrier”) to replace the existing FPSO with an FSO. The FSO Agreements require a prepayment of $2 million gross ($1.3 million net) in 2021 and $5 million gross ($3.2 million net) in 2022 of which $6 million will be recovered against future rentals. Current total capital conversion estimates are $40 to $50 million gross ($26 to $32 million net to VAALCO).

2021/2022 Drilling Campaign

In conjunction with the 2021/2022 drilling program, that began in December 2021, we executed a contract with Borr Jack-Up XIV Inc., an affiliate of Borr Drilling Limited, to drill a minimum of three wells with options to drill additional wells. On October 4, 2021, we novated the Borr Jack-Up XIV Inc contract with Borr West Africa Assets, Inc. In December of 2021, we spudded the Etame 8H sidetrack, the first well of the 2021/2022 drilling program. In February of 2022 we completed the drilling of the Etame 8-H well and moved the drilling rig to the Avouma platform to drill the Avouma 3H-ST1 development well, which is targeting the Gamba reservoir. In April 2022, the well was completed and brought online in April with an IP rate of approximately 3,100 gross BOPD, 1,589 BOPD net to VAALCO’s 58.8% working interest in 2022.

VAALCO is currently drilling the ETBSM 1HB-ST2 well also on the Avouma platform and targeting the Gamba reservoir while also testing the Dentale formation, which is productive in other areas in the Etame license, with the potential to complete and produce from the Dentale in this well. We are currently planning to drill a fourth well following the ETBSM 1HB-ST2 well as part of its 2021/2022 drilling campaign.

We estimate the range of cost of the 2021/2022 drilling program with four wells to be between $117.0 million to $143.0 million gross, or $74.0 million to $91.0 million, net to VAALCO’s 63.6% participating interest with about $26 million to about $31 million gross expected in 2021, or about $16 million to $20 million net to VAALCO.

Acquisition of Additional Working Interest at Etame Marin Block

In November 2020, we signed a SPA to acquire Sasol’s 27.8% working interest in the Etame Marin block offshore Gabon. On February 25, 2021, we completed the acquisition of Sasol’s 27.8% working interest in the Etame Marin block offshore Gabon pursuant to the SPA. The effective date of the transaction was July 1, 2020. Prior to the Sasol Acquisition, we owned and operated a 31.1% working interest in Etame. The Sasol Acquisition increased our working interest to 58.8%. As a result of the Sasol Acquisition, the net portion of production and costs relating to our Etame operations increased from 31.1% to 58.8%. Reserves, production and financial results for the interests acquired have been included in our results for periods after February 25, 2021. All assets and liabilities associated with Sasol’s interest in Etame Marin block, including crude oil and natural gas properties, asset retirement obligations and working capital items were recorded at their fair value. See Note 3 for further information.

ACTIVITIES BY ASSET

Gabon

Offshore – Etame Marin Block

Development and Production

We operate the Etame Marin Block on behalf of a consortium of companies. As of March 31, 2022, production operations in the Etame Marin block included eleven platform wells, plus three subsea wells tied back by pipelines to deliver crude oil and associated natural gas through a riser system to allow for delivery, processing, storage and ultimately offloading the crude oil from a leased FPSO anchored to the seabed on the block. We currently have fourteen producing wells. The FPSO has production limitations of approximately 25,000 barrels of oil per day and 30,000 barrels of total fluids per day. During the three months ended March 31, 2022 and 2021, production from the block was 1,416 MBbls (725 MBbls net) and 1,253 MBbls (466 MBbls net), respectively, as discussed below in “Results of Operations”.

Equatorial Guinea

Our working interest will increase to 45.9% once the EG MMH approves a new amendment to the production sharing contract. As of March 31, 2022, we had $10.0 million recorded for the book value of the undeveloped leasehold costs associated with the Block P license. We have completed a feasibility study of a standalone production development opportunity of the Venus discovery on Block P. We are now proceeding to a field development concept and will work closely with the other joint venture owners to complete this over the coming months. The Block P production sharing contract provides for a development and production period of 25 years from the date of approval of a development and production plan.

DISCONTINUED OPERATIONS-ANGOLA

In November 2006, we signed a production sharing contract for Block 5 offshore Angola (“PSA”). Our working interest is 40%, and we carried Sonangol P&P, for 10% of the work program. On September 30, 2016, we notified Sonangol P&P that we were withdrawing from the joint operating agreement effective October 31, 2016. On November 30, 2016, we notified the national concessionaire, Sonangol E.P. that we were withdrawing from the PSA. Further to our decision to withdraw from Angola, we have closed our office in Angola and do not intend to conduct future activities in Angola. As a result of this strategic shift, the Angola segment has been classified as discontinued operations in the Financial Statements for all periods presented. See Note 3 to the Financial Statements. For the three months ended March 31, 2022 and 2021, the Angola segment did not have a material impact on the Company’s financial position, results of operations, cash flows and related disclosures.

CAPITAL RESOURCES AND LIQUIDITY

Cash Flows

Our cash flows for the three months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31,
	2022	2021	Increase (Decrease) in 2022 over 2021
	(in thousands)
Net cash provided by operating activities before changes in operating assets and liabilities	$26,407	$13,453	$12,954
Net change in operating assets and liabilities	(27,147)	(11,698)	(15,449)
Net cash (used in) provided by continuing operating activities	(740)	1,755	(2,495)
Net cash used in discontinued operating activities	(18)	(13)	(5)
Net cash (used in) provided by operating activities	(758)	1,742	(2,500)

Net cash used in investing activities	(23,148)	(19,056)	(4,092)

Net cash used in financing activities	(2,118)	(56)	(2,062)
Net change in cash, cash equivalents and restricted cash	$(26,024)	$(17,370)	$(8,654)

The $13.0 million increase in net cash provided by our operating activities, before changes in operating assets and liabilities for the three months ended March 31, 2022 compared to the same period of 2021, was mainly due to positive contributions from adding back to cash the change in unrealized derivative losses. The net decrease in operating assets and liabilities of $15.4 million for the three months ended March 31, 2022 compared to the same period of 2021 was primarily related to an increase in assets of $25.5 million which was partially offset by a $10.1 million increase in liabilities.

The $4.1 million increase in net cash used in investing activities during the three months ended March 31, 2022 was due to increases in capital spending in 2022 for the Etame-8H development well and Etame field reconfiguration and other items to support the 2021/2022 drilling Campaign. For the three months ended March 31, 2021, cash used in investing activities was mainly due to cash used in the purchase of Sasol’s interest in the Etame Block.

Net cash used in financing activities during the three months ended March 31, 2022 included $1.9 million for dividend distribution, $0.4 million for treasury stock as a result of tax withholding on options exercised and vested restricted stock as discussed in Note 14 to our condensed consolidated financial statements, partially offset by $0.2 million in proceeds from options exercised.

Capital Expenditures

For the three months ended March 31, 2022 we had accrual basis capital expenditures attributable to continuing operations of $31.8 million compared to $2.5 million accrual basis capital expenditures in 2021, excluding the Sasol acquisition. For the three months ended March 31, 2022, our efforts were focused on spending related to the 2021/2022 drilling campaign and Etame field reconfigurations and FSO projects. During the same time in 2021, our spending was concentrated on the Sasol acquisition and obtaining certain long lead items for the 2021/2022 drilling campaign.

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

Due to the inherent volatility in crude oil prices, we use commodity derivative instruments such as swaps to hedge price risk associated with a portion of our anticipated crude oil production. These instruments allow us to reduce, but not eliminate, the potential effects of variability in cash flow from operations due to fluctuations in commodity prices. The instruments provide only partial protection against declines in crude oil prices and may limit our potential gains from future increases in prices. None of these instruments are used for trading purposes. We do not speculate on commodity prices but rather attempt to hedge physical production by individual hydrocarbon product in order to protect returns. The counterparty to our derivative transactions is a major oil company’s trading subsidiary, and our derivative positions are generally reviewed on a monthly basis. We have not designated any of our derivative contracts as fair value or cash flow hedges. The changes in fair value of the contracts are included in the condensed consolidated statement of operations. We record such derivative instruments as assets or liabilities in the condensed consolidated balance sheet. We do not anticipate any substantial changes in our hedging policy.

On September 24, 2021, we entered into additional commodity swaps at a Dated Brent weighted average price of $72.00 per barrel for the period from and including March 2022 to June 2022 for a quantity of 460,000 barrels. On January 6, 2022, we entered into additional commodity swaps at a Dated Brent weighted average price of $76.53 per barrel for the period from and including July 2022 to September 2022 for a quantity of 375,000 barrels. On February 23, 2022, we entered into additional commodity swaps at a Dated Brent weighted average price of $85.01 per barrel for the period from and including April 2022 to June 2022 for a quantity of 234,000 barrels.

The following is a list of outstanding contracts at March 31, 2022:

Settlement Period	Type of Contract	Index	Barrels	Weighted Average Price
April 2022 to June 2022	Swaps	Dated Brent	345,000	$72.00
April 2022 to June 2022	Swaps	Dated Brent	234,000	$85.01
July 2022 to September 2022	Swaps	Dated Brent	375,000	$76.53
			954,000

Cash on Hand

At March 31, 2022, we had unrestricted cash of $18.9 million. We invest cash not required for immediate operational and capital expenditure needs in short-term money market instruments primarily with financial institutions where we determine our credit exposure is negligible. As operator of the Etame Marin block in Gabon, we enter into project-related activities on behalf of our working interest joint venture owners. We generally obtain advances from joint venture owners prior to significant funding commitments. Our cash on hand will be utilized, along with cash generated from operations, to fund our operations.

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

Based on current expectations, we believe we have sufficient liquidity through our existing cash balances and cash flow from operations to support our current cash requirements, including those related to our 2021/2022 drilling program and our ability to fund the FPSO through September 2022 and the FSO charter, through June 2023. However, our ability to generate sufficient cash flow from operations or fund any potential future acquisitions, consortiums, joint ventures or pay dividends for other similar transactions depends on operating and economic conditions, some of which are beyond our control. If additional capital is needed, we may not be able to obtain debt or equity financing on terms favorable to us, or at all. We are continuing to evaluate all uses of cash, including opportunistic acquisitions, and whether to pursue growth opportunities and whether such growth opportunities, additional sources of liquidity, including equity and/or debt financings, are appropriate to fund any such growth opportunities.

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

BWE Consortium – On October 11, 2021 we announced our entry into a consortium with BW Energy and Panoro Energy and that the BWE Consortium has been provisionally awarded two blocks in the 12th Offshore Licensing Round in Gabon. The award is subject to concluding the terms of the PSC with the Gabonese government. BW Energy will be the operator with a 37.5% working interest. We will have a 37.5% working interest and Panoro Energy will have a 25% working interest as non-operating joint owners. The two blocks, G12-13 and H12-13, are adjacent to our Etame PSC as well as BW Energy and Panoro’s Dussafu PSC offshore Southern Gabon, and cover an area of 2,989 square kilometers and 1,929 square kilometers, respectively. The two blocks will be held by the BWE Consortium and the PSCs over the blocks will have two exploration periods totaling eight years which may be extended by an additional two more years. During the first exploration period, the joint owners intend to reprocess existing seismic and carry out a 3-D seismic campaign on these two blocks and have also committed to drilling exploration wells on both blocks. In the event the BWE Consortium elects to enter the second exploration period, the BWE Consortium will be committed to drilling at least another one exploration well on each of the awarded blocks.

Drilling Program – We commenced the 2021/2022 drilling campaign in December 2021 with the drilling of the Etame 8-H development well. In February of 2022 we completed the drilling of the Etame 8-H well and moved the drilling rig to the Avouma platform to drill the Avouma 3H-ST1 development well, which is targeting the Gamba reservoir. The initial flow rate of the ETAME 8-H well was 5,000 BOPD, 2,560 BOPD net to VAALCO’s 58.8% working interest in 2022. In April 2022, the well was completed and brought online in April with an IP rate of approximately 3,100 gross BOPD, 1,589 BOPD net to VAALCO’s 58.8% working interest in 2022.

VAALCO is currently drilling the ETBSM 1HB-ST2 well also on the Avouma platform and targeting the Gamba reservoir while also testing the Dentale formation, which is productive in other areas in the Etame license, with the potential to complete and produce from the Dentale in this well. We are currently planning to drill a fourth well following the ETBSM 1HB-ST2 well as part of its 2021/2022 drilling campaign.

We expect the campaign to include two development wells and two appraisal wells at an estimated cost of $117.0 million to $143.0 million gross, or $74.0 million to $91.0 million, net to VAALCO’s 63.6% participating interest.

In June 2021, in conjunction with our 2021/2022 drilling program, we entered into a contract with an affiliate of Borr Drilling Limited to drill a minimum of three wells with options to drill additional wells. Upon completion of the ETBSM 1HB-ST2 well, the commitment to Borr Drilling Limited will be satisfied.

Dividend Policy – On November 3, 2021, we announced that our board of directors adopted of a quarterly cash dividend policy of an expected $0.0325 per common share commencing in the first quarter of 2022. We paid on March 18, 2022 a quarterly cash dividend of $1.9 million to the shareholders of record on February 18, 2022. Further we announced our intent to pay a dividend of $0.0325 per share of common stock for the second quarter of 2022 ($0.13 annualized), which is payable June 24, 2022 to stockholders of record at the close of business on May 25, 2022.

Payment of future dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including current financial condition, the tax impact of repatriating cash, operating results and current and anticipated cash needs.

Trends and Uncertainties

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

Commodity Prices – Historically, the markets for oil and natural gas have been volatile. Oil, natural gas and NGL prices are subject to wide fluctuations in supply and demand. Our cash flows from operations may be adversely impacted by volatility in crude oil prices, a decrease in demand for crude oil and future production cuts by OPEC+. In July 2021, OPEC+ agreed to increase production beginning in August 2021 to phase out a portion of the prior production cuts. Brent crude prices were approximately $107 per barrel as of March 31, 2022. The decision to increase production was reaffirmed by an OPEC+ meeting held on March 31, 2022.

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

Hedging

We seek to mitigate the impact of volatility in crude oil prices through hedging. On September 24, 2021, we entered commodity swaps at a Dated Brent weighted average price of $72.00 per barrel for the period from and including March 2022 to June 2022 for a quantity of 460,000 barrels. On January 6, 2022, we entered into additional commodity swaps at a Dated Brent weighted average price of $76.53 per barrel for the period from and including July 2022 to September 2022 for a quantity of 375,000 barrels. On February 23, 2022, we entered into additional commodity swaps at a Dated Brent weighted average price of $85.01 per barrel for the period from and including April 2022 to June 2022 for a quantity of 234,000 barrels.

See the table below for the unexpired barrels as of March 31, 2022:

Settlement Period	Type of Contract	Index	Barrels	Weighted Average Price
April 2022 to June 2022	Swaps	Dated Brent	345,000	$72.00
April 2022 to June 2022	Swaps	Dated Brent	234,000	$85.01
July 2022 to September 2022	Swaps	Dated Brent	375,000	$76.53
			954,000

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies subsequent to December 31, 2021.

NEW ACCOUNTING STANDARDS

See Note 2 to the condensed consolidated financial statements.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

Net income for the three months ended March 31, 2022 was $12.2 million compared to net income of $9.9 million for the same period of 2021. See discussion below for changes in revenue and expense.

Crude oil and natural gas revenues increased $28.9 million, or approximately 72.6%, during the three months ended March 31, 2022 compared to the same period of 2021. The increase in revenue is attributable to higher sales prices and Sasol’s additional working interest for the full three months ended March 31, 2022.

	Three Months Ended March 31,
	2022	2021	Increase/(Decrease)
	(in thousands except per bbl information)
Net crude oil sales volume (MBbls)	616	619	(3)
Average crude oil sales price (per Bbl)	$109.65	$61.31	$48.34

Net crude oil revenue	$68,656	$39,774	$28,882

Operating costs and expenses:
Production expense	18,360	16,133	2,227
Exploration expense	127	142	(15)
Depreciation, depletion and amortization	4,673	4,148	525
General and administrative expense	4,994	4,547	447
Bad debt expense	492	101	391
Total operating costs and expenses	28,646	25,071	3,575
Other operating expense, net	(5)	(360)	355
Operating income	$40,005	$14,343	$25,662

The revenue changes in the three months ended March 31, 2022 compared to the same period in 2021 identified as related to changes in price or volume, are shown in the table below:

(in thousands)
Price (1)	$29,667
Volume	(184)
Other	(601)
$28,882

(1)The price in the table above excludes revenues attributed to carried interests

The table below shows net production, sales volumes and realized prices for both periods.

	Three Months Ended March 31,
	2022	2021
Gabon net crude oil production (MBbls)	725	466
Gabon net crude oil sales (MBbls)	616	619

Average realized crude oil price ($/Bbl)	$109.65	$61.31
Average Dated Brent spot price* ($/Bbl)	100.87	61.04
*Average of daily Dated Brent spot prices posted on the U.S. Energy Information Administration website.

Crude oil sales are a function of the number and size of crude oil liftings in each quarter from the FPSO, and thus, crude oil sales do not always coincide with volumes produced in any given quarter. We made two liftings during the three months ended March 31, 2022 and three liftings during the three months March 31, 2021. Although the number of barrels sold at March 31, 2022 is about the same as the numbers of barrels sold during March 31, 2021, the three months ended March 31, 2022 includes Sasol’s interest for the entire period while during the same period in 2021, Sasol’s interest was included after the acquisition date, February 25, 2021. Due to field start-up operational issues which pushed out the timing of third lifting until April 4, 2022, only two liftings occurred for the three months ended March 31, 2022. Our share of crude oil inventory aboard the FPSO, excluding royalty barrels, was approximately 174,250 barrels and 53,858 barrels at March 31, 2022 and 2021, respectively.

Production expenses increased $2.2 million, or approximately 13.8%, for the three months ended March 31, 2022 compared to the same period in 2021. The increase in expense was primarily related to higher FPSO costs, boat expense, personnel, costs, and domestic market obligation (“DMO”) costs. On a per barrel basis, production expense, excluding workover expense, for the three months ended March 31, 2022 increased to $29.81 per barrel from $26.02 per barrel for the three months ended March 31, 2021 primarily as a result of lower sales volumes due to production interruptions in order to facilitate the 2021/2022 drilling campaign. While we have not experienced any material operational disruptions associated with the current worldwide COVID-19 pandemic, we have incurred approximately $0.9 million and $0.6 million in higher costs related to the proactive measures taken in response to the pandemic for each of the three months ended March 31, 2022 and 2021, respectively.

Depreciation, depletion and amortization costs increased $0.5 million, or approximately 12.7% due to the higher depletable base as a result of capital expenditures related to the 2021/2022 drilling program.

General and administrative expenses increased $0.4 million, or approximately 9.8% in the three months ended March 31, 2022 compared to the same period of 2021. The increase in expense was primarily related to increase on wages and salaries $0.4 million, professional and audit fees $0.5 million, offset by decrease legal fees $0.2 million and stock-based compensation $0.2 million.

Bad debt expense was higher between the three months ended March 31, 2022 and 2021 primarily due to 1) increased TVA balances as a result of increased interest in TVA balances and 2) increased TVA balances as a result of increased spend as a result of the 2021/2022 drilling campaign. The bad debt expense and related allowance account associated TVA balance has also increased as we have received no payments related to these balances in 2022.

Other operating income (expense), net for the three months ended March 31, 2022 and for the three months ended March 31, 2021 was not material to our results.

Derivative instruments loss, net is attributable to our swaps as discussed in Note 8 to the condensed consolidated financial statements. The $31.8 million and $6.0 million losses for the three months ended March 31, 2022 and 2021 are a result of the increase in the price of Dated Brent crude oil during the two periods. Every quarter in 2021 and continuing in 2022 Dated brent crude oil process have increased. Since the Company owes the counterparty for any Dated Brent price over the initial per barrel value and the Company continued to place on additional hedges in 2021 and 2022, the loss associated with the derivates have increased. Our derivative instruments currently cover a portion of our production through September 2022.

Other, net for the three months ended March 31, 2022 increased $5.4 million from an expense of $0.7 million for the three months ended March 31, 2022 compared to $4.6 million of income in the same period of 2021. For the three months ended March 31, 2022 Other, net primarily consists of foreign currency losses as discussed in Note 1 to the condensed consolidated financial statements. For the three months ended March 31, 2022, the $4.6 million of income in Other, net is primarily attributable to $7.7 million for the bargain purchase gain and expenses of $2.2 million for the difference in book to tax basis caused by the bargain purchase gain and $1.0 million for an acquisition success fee.

Income tax expense (benefit) for the three months ended March 31, 2022 was a benefit of $4.6 million. This is comprised of $12.5 million of deferred tax benefit and a current tax expense of $ (5.7) million. See Note 15 to the condensed consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are exposed to market risk, including the effects of adverse changes in commodity prices, foreign exchange rates and interest rates as described below.

Foreign Exchange Risk

Our results of operations and financial condition are affected by currency exchange rates. While crude oil sales are denominated in U.S. dollars, portions of our costs in Gabon are denominated in the local currency (the Central African CFA Franc, or XAF), and our VAT receivable as well as certain liabilities in Gabon are also denominated in XAF. A weakening U.S. dollar will have the effect of increasing costs while a strengthening U.S. dollar will have the effect of reducing costs. For our VAT receivable in Gabon, a strengthening U.S. dollar will have the effect of decreasing the value of this receivable resulting in foreign exchange losses, and vice versa. The Gabon local currency is tied to the Euro. The exchange rate between the Euro and the U.S. dollar has historically fluctuated in response to international political conditions, general economic conditions and other factors beyond our control. As of March 31, 2022, we had net monetary assets of $11.1 million (XAF 6,525.3 million) denominated in XAF. A 10% weakening of the CFA relative to the U.S. dollar would have a $1.0 million reduction in the value of these net assets. For the three months ended March 31, 2022, we had expenditures of approximately $7.3 million denominated in XAF.

COUNTERPARTY Risk

We are exposed to market risk on our open derivative instruments related to potential nonperformance by our counterparty. To mitigate this risk, we enter into such derivative contracts with creditworthy financial institutions deemed by management as competent and competitive market makers.

Commodity Price Risk

Our major market risk exposure continues to be the prices received for our crude oil and natural gas production. Sales prices are primarily driven by the prevailing market prices applicable to our production. Market prices for crude oil and natural gas have been volatile and unpredictable in recent years, and this volatility may continue. Sustained low crude oil and natural gas prices or a resumption of the decreases in crude oil and natural gas prices could have a material adverse effect on our financial condition, the carrying value of our proved reserves, our undeveloped leasehold interests and our ability to borrow funds and to obtain additional capital on attractive terms. If crude oil sales were to remain constant at the most recent quarterly sales volumes of 616 MBbls, a $5 per Bbl decrease in crude oil price would be expected to cause a $3.1 million decrease per quarter in revenues and operating income (loss) and a $2.8 million decrease per quarter in net income (loss).

As of March 31, 2022, we had unexpired derivative instruments outstanding covering 954 MBbls of production through September 2022. These instruments were intended to be an economic hedge against declines in crude oil prices; however, they were not designated as hedges for accounting purposes. See Note 8 to our condensed consolidated financial statements for further discussion.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The evaluation was performed with the participation of senior management, under the supervision of the principal executive officer and principal financial officer. Based on their evaluation as of March 31, 2022, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For a discussion of our potential risks and uncertainties, see the information in Item 1A. “Risk Factors” in our 2021 Form 10-K. There have been no material changes in our risk factors from those described in our 2021 Form 10-K.

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

10.1*

Amendment No. 1 to Employment Agreement, effective as of January 27, 2022, by and between VAALCO Energy, Inc. and George Maxwell (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 28, 2022 and incorporated herein by reference).

10.2*

Amendment No. 1 to Employment Agreement, effective as of January 27, 2022, by and between VAALCO Energy, Inc. and Ronald Bain (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 28, 2022 and incorporated herein by reference).

10.3(a)**	Agreement for the Provision of Subsea Construction and Installation Services, by and between VAALCO Gabon, SA and DOF Subsea Canada Corp., dated March 17, 2022.
31.1(a)	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.
31.2(a)	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.
32.1(b)	Sarbanes-Oxley Section 906 certification of Principal Executive Officer.
32.2(b)	Sarbanes-Oxley Section 906 certification of Principal Financial Officer.
101.INS(a)	Inline XBRL Instance Document.
101.SCH(a)	Inline XBRL Taxonomy Schema Document.
101.CAL(a)	Inline XBRL Calculation Linkbase Document.
101.DEF(a)	Inline XBRL Definition Linkbase Document.
101.LAB(a)	Inline XBRL Label Linkbase Document.
101.PRE(a)	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).

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

Dated: May 3, 2022