Form 10-Q
period 2022-06-30
VAALCO ENERGY INC /DE/
filed 2022-08-10
CIK 894627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Large accelerated filer	☐	Accelerated filer	☐
Non‑accelerated filer	☒	Smaller reporting company Emerging growth company	☒ ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.         ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).        Yes  ☐    No   ☒

As of July 31, 2022, there were outstanding 59,068,105 shares of common stock, $0.10 par value per share, of the registrant.

VAALCO ENERGY, INC. AND SUBSIDIARIES

Unless the context otherwise indicates, references to “VAALCO,” “the Company”, “we,” “our,” or “us” in this Quarterly Report on Form 10-Q are references to VAALCO Energy, Inc., including its wholly owned subsidiaries.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	As of June 30, 2022	As of December 31, 2021
ASSETS	(in thousands)
Current assets:
Cash and cash equivalents	$53,062	$48,675
Restricted cash	216	79
Receivables:
Trade, net	70,274	22,464
Accounts with joint venture owners, net of allowance of $0.0 million in both periods presented	692	345
Other, net	10,699	9,977
Crude oil inventory	13,867	1,593
Prepayments and other	8,064	5,156
Total current assets	156,874	88,289

Crude oil and natural gas properties, equipment and other - successful efforts method, net	151,718	94,324
Other noncurrent assets:
Restricted cash	1,752	1,752
Value added tax and other receivables, net of allowance of $6.4 million and $5.7 million, respectively	5,723	5,536
Right of use operating lease assets	3,435	10,227
Right of use finance lease assets	1,713	—
Deferred tax assets	24,447	39,978
Abandonment funding	20,091	21,808
Other long-term assets	3,811	1,176
Total assets	$369,564	$263,090
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19,151	$18,797
Accounts with joint venture owners	13,863	3,233
Accrued liabilities and other	99,220	49,444
Operating lease liabilities - current portion	3,123	9,642
Finance lease liabilities - current portion	326	—
Foreign income taxes payable	29,221	3,128
Current liabilities - discontinued operations	7	13
Total current liabilities	164,911	84,257
Asset retirement obligations	34,809	33,949
Operating lease liabilities - net of current portion	332	587
Finance lease liabilities - net of current portion	1,331	—
Total liabilities	201,383	118,793
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, $25 par value; 500,000 shares authorized, none issued	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized, 70,125,626 and 69,562,774 shares issued, 59,068,105 and 58,623,451 shares outstanding, respectively	7,013	6,956
Additional paid-in capital	77,919	76,700
Less treasury stock, 11,057,521 and 10,939,323 shares, respectively, at cost	(44,635)	(43,847)
Retained earnings	127,884	104,488
Total shareholders' equity	168,181	144,297
Total liabilities and shareholders' equity	$369,564	$263,090

See notes to condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except per share amounts)
Revenues:
Crude oil and natural gas sales	$110,985	$47,023	$179,641	$86,797
Operating costs and expenses:
Production expense	25,475	16,419	43,835	32,552
Exploration expense	67	665	194	807
Depreciation, depletion and amortization	8,191	5,810	12,864	9,958
General and administrative expense	3,534	4,734	8,528	9,281
Bad debt expense and other	571	395	1,063	496
Total operating costs and expenses	37,838	28,023	66,484	53,094
Other operating expense, net	—	(126)	(5)	(486)
Operating income	73,147	18,874	113,152	33,217
Other income (expense):
Derivative instruments loss, net	(9,542)	(9,969)	(41,300)	(15,923)
Interest (expense) income, net	(118)	1	(121)	6
Other (expense) income, net	(2,111)	(164)	(2,807)	4,416
Total other expense, net	(11,771)	(10,132)	(44,228)	(11,501)
Income from continuing operations before income taxes	61,376	8,742	68,924	21,716
Income tax expense	46,252	2,825	41,624	5,911
Income from continuing operations	15,124	5,917	27,300	15,805
Loss from discontinued operations, net of tax	(20)	(33)	(32)	(52)
Net income	$15,104	$5,884	$27,268	$15,753

Basic net income per share:
Income from continuing operations	$0.25	$0.10	$0.46	$0.27
Loss from discontinued operations, net of tax	0.00	0.00	0.00	0.00
Net income per share	$0.25	$0.10	$0.46	$0.27
Basic weighted average shares outstanding	58,925	58,072	58,814	57,855
Diluted net income per share:
Income from continuing operations	$0.25	$0.10	$0.45	$0.27
Loss from discontinued operations, net of tax	0.00	0.00	0.00	0.00
Net income per share	$0.25	$0.10	$0.45	$0.27
Diluted weighted average shares outstanding	59,361	58,574	59,278	58,527

See notes to condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Common Shares Issued	Treasury Shares	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total
	(in thousands)
Balance at January 1, 2022	69,562	(10,939)	$6,956	$76,700	$(43,847)	$104,488	$144,297
Shares issued - stock-based compensation	300	(64)	30	168	—	—	198
Stock-based compensation expense	—	—	—	404	—	—	404
Treasury stock	—	—	—	—	(387)	—	(387)
Dividend Distribution	—	—	—	—	—	(1,929)	(1,929)
Net income	—	—	—	—	—	12,164	12,164
Balance at March 31, 2022	69,862	(11,003)	$6,986	$77,272	$(44,234)	$114,723	$154,747
Shares issued - stock-based compensation	263	(54)	27	31	—	—	58
Stock-based compensation expense	—	—	—	616	—	—	616
Treasury stock	—	—	—	—	(401)	—	(401)
Dividend Distribution	—	—	—	—	—	(1,943)	(1,943)
Net income	—	—	—	—	—	15,104	15,104
Balance at June 30, 2022	70,125	(11,057)	$7,013	$77,919	$(44,635)	$127,884	$168,181

	Common Shares Issued	Treasury Shares	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total
	(in thousands)
Balance at January 1, 2021	67,897	(10,366)	$6,790	$74,437	$(42,421)	$22,652	$61,458
Shares issued - stock-based compensation	431	(155)	43	304	—	—	347
Stock-based compensation expense	—	—	—	323	—	—	323
Treasury stock	—	—	—	—	(403)	—	(403)
Net income	—	—	—	—	—	9,869	9,869
Balance at March 31, 2021	68,328	(10,521)	$6,833	$75,064	$(42,824)	$32,521	$71,594
Shares issued - stock-based compensation	1,092	(314)	109	597	—	—	706
Stock-based compensation expense	—	—	—	117	—	—	117
Treasury stock	—	—	—	—	(765)	—	(765)
Net income	—	—	—	—	—	5,884	5,884
Balance at June 30, 2021	69,420	(10,835)	$6,942	$75,778	$(43,589)	$38,405	$77,536

See notes to condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2022	2021
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,268	$15,753
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	32	52
Depreciation, depletion and amortization	12,864	9,958
Bargain purchase gain	—	(7,651)
Deferred taxes	15,531	(1,511)
Unrealized foreign exchange loss (gain)	360	(308)
Stock-based compensation	2,264	2,073
Cash settlements paid on exercised stock appreciation rights	(805)	(2,933)
Derivative instruments loss, net	41,300	15,923
Cash settlements paid on matured derivative contracts, net	(33,559)	(6,003)
Bad debt expense and other	1,063	496
Other operating expense, net	5	486
Operational expenses associated with equipment and other	718	521
Cash advance for other long-term assets	(1,072)	—
Change in operating assets and liabilities:
Trade receivables	(47,810)	(17,645)
Accounts with joint venture owners	10,283	642
Other receivables	(943)	(131)
Crude oil inventory	(12,274)	3,508
Prepayments and other	1,570	(8,622)
Value added tax and other receivables	(2,249)	(500)
Accounts payable	(857)	(10,597)
Foreign income taxes receivable/payable	26,093	11,673
Accrued liabilities and other	29,263	8,028
Net cash provided by continuing operating activities	69,045	13,212
Net cash used in discontinued operating activities	(38)	(52)
Net cash provided by operating activities	69,007	13,160
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(60,278)	(4,301)
Acquisition of crude oil and natural gas properties	—	(22,505)
Net cash used in continuing investing activities	(60,278)	(26,806)
Net cash used in discontinued investing activities	—	—
Net cash used in investing activities	(60,278)	(26,806)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuances of common stock	257	1,053
Dividend distribution	(3,872)	—
Treasury shares	(788)	(1,168)
Deferred financing costs	(1,451)	—
Payments of finance lease	(68)	—
Net cash used in continuing financing activities	(5,922)	(115)
Net cash used in discontinued financing activities	—	—
Net cash used in financing activities	(5,922)	(115)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	2,807	(13,761)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	72,314	61,317
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$75,121	$47,556

See notes to condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTAL DISCLOSURES (Unaudited)

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$113	$—
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment additions incurred but not paid at end of period	$29,155	$1,244
Recognition of right-of-use finance lease assets and liabilities	$1,851	$—
Asset Retirement Obligations	$—	$14,564

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

The Company’s consolidated subsidiaries are VAALCO Gabon (Etame), Inc., VAALCO Production (Gabon), Inc., VAALCO Gabon S.A., VAALCO Angola (Kwanza), Inc., VAALCO Energy (EG), Inc., VAALCO Energy Mauritius (EG) Limited, VAALCO Energy, Inc. (UK Branch), VAALCO Energy (USA), Inc, VAALCO Energy (International), LLC, VAALCO Energy (Holdings), LLC and VAALCO Energy Canada ULC, an unlimited liability company incorporated under the laws of the Province of Alberta and a wholly owned subsidiary of the Company.

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

With respect to the novel strain of coronavirus (“COVID-19”), during 2021, and continuing in 2022, crude oil prices have experienced significant improvement and oil demand has stabilized over multiple quarters removing much of the uncertainty and instability in the industry. However during the second quarter of 2022 the BA.5 strain of the Omicron variant caused surges in infections worldwide. While COVID-19 related travel restrictions have gradually eased as governments and people continue to have increasing access to vaccines that help reduce the spread of COVID-19, new surges in infections and hospitalizations could alter the current environment. The significant decline in oil prices experienced in 2020 was, in part, due to disruptions in the worldwide economy due to the COVID-19 pandemic which quarantined people and restricted travel. To date the Company's operations have not been materially impacted by COVID-19, and worldwide we are seeing improving economic activity while managing the risk of a resurgence, but there can be no guarantees that COVID-19 will not have an impact on the Company or its operations.

In July 2021, OPEC+ agreed to increase production beginning in August 2021 and to gradually phase out prior production cuts by September 2022. The decision to continue to increase production was reaffirmed by an OPEC+ meeting held on August 3, 2022. The average Brent crude oil price for the three months ended June 30, 2021, September 30, 2021,  December 31, 2021, March 31, 2022 and June 30, 2022 was $69 per barrel, $73 per barrel, $79 per barrel, $100 per barrel and $113 per barrel, respectively.

While the current community price environment is favorable and the Company has not experienced disruptions to its operations as a result of COVID-19 any new outbreak or emergence of a new variant  may have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to complete future drilling campaigns and other efforts required to advance the development of its crude oil and natural gas properties.

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

Use of estimates – The preparation of the Financial Statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the Financial Statements and the reported amounts of revenues and expenses during the respective reporting periods. The Financial Statements include amounts that are based on management’s best estimates and judgments. Actual results could differ from those estimates.

Cash and cash equivalents – Cash and cash equivalents includes deposits and funds invested in highly liquid instruments with original maturities of three months or less at the date of purchase.

Restricted cash and abandonment funding – Restricted cash includes cash that is contractually restricted. Restricted cash is classified as a current or non-current asset based on its designated purpose and time duration. Current amounts in restricted cash at June 30, 2022 and 2021 each include an escrow amount for the floating, production, storage and offloading vessel (“FPSO”), representing bank guarantees for customs clearance in Gabon. Long-term amounts at June 30, 2022 and 2021 include a charter payment escrow for the FPSO offshore Gabon as discussed in Note 10 and amounts set aside for the future abandonment of the Etame Marin block. The Company invests restricted and excess cash in readily redeemable money market funds. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows.

	As of June 30,
	2022	2021
	(in thousands)
Cash and cash equivalents	$53,062	$22,884
Restricted cash - current	216	83
Restricted cash - non-current	1,752	1,752
Abandonment funding	20,091	22,837
Total cash, cash equivalents and restricted cash	$75,121	$47,556

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

As of June 30, 2022, the outstanding VAT receivable balance, excluding the allowance for bad debt, was approximately $17.4 million ($10.6 million, net to VAALCO). As of June 30, 2022, the exchange rate was XAF 627.6 = $1.00. As of December 31, 2021, the outstanding VAT receivable balance, excluding the allowance for bad debt, was approximately $14.5 million ($9.6 million, net to VAALCO). As of December 31, 2021, the exchange rate was XAF 578.2 = $1.00. The receivable amount, net of allowances, is reported as a non-current asset in the “Value added tax and other receivables” line item in the condensed consolidated balance sheets. Because both the VAT receivable and the related allowances are denominated in XAF, the exchange rate revaluation of these balances into U.S. dollars at the end of each reporting period also has an impact on the Company’s results of operations. Such foreign currency gains (losses) are reported separately in the “Other, net” line item of the condensed consolidated statements of operations.

The following table provides a roll forward of the aggregate allowance for bad debt:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Allowance for bad debt
Balance at beginning of period	$(6,135)	$(5,092)	$(5,741)	$(2,273)
Bad debt charge, net of receipts	(571)	(395)	(1,063)	(496)
Adjustment associated with Sasol Acquisition	—	—	—	(2,879)
Foreign currency gain (loss)	317	(88)	415	73
Balance at end of period	$(6,389)	$(5,575)	$(6,389)	$(5,575)

Other receivables, net – Under the terms of the Etame PSC, the Company can be required to contribute to meeting domestic market needs of the Republic of Gabon by delivering to it, or another entity designated by the Republic of Gabon, an amount of crude oil proportional to the Company’s share of production to the total production in Gabon over the year. In 2021, the Company was notified by the Republic of Gabon to deliver to a refinery its proportionate share of crude oil to meet the domestic market need as per the terms of the Etame PSC. The Company is entitled, per the Etame PSC, to a fixed selling price for the oil delivered. Since the crude-oil produced by the Company was not compatible with the crude-oil requirements of the refinery, the Company entered into two contracts to fulfill its domestic market needs obligation under the Etame PSC. One contract was to purchase oil from another producer that produced  the compatible oil the refinery needs and another contract with the refinery itself to deliver the crude oil to. Under the contract with the provider of the crude oil, the third party provider is entitled to a selling price consistent with the price the Company receives under the terms of the Etame PSC for the delivery of the crude oil to the refinery. As a result of these contracts and timing differences between when the oil is procured and when it is delivered to and paid for by the refinery, included in the Company’s June 30, 2022 condensed consolidated balance sheet are current receivables in the "other, net" line item of approximately $10.7 million for amounts due to the Company from the refinery for 195 MBbls delivered in April and May 2022, a $19.1 million current liability included in the "Accrued liabilities and other" line item for amounts due to the oil supplier for 163 MBbls of crude oil purchased in April and June 2022 and $12.6 million included in current assets on the "Crude oil inventory" line item for 98 MBbls of crude oil procured in June 2022, which is 98 MBbls of the 163 MBbls included in accrued liabilities.

Crude oil inventory – Crude oil inventories are carried at the lower of cost or net realizable value and represent the share of crude oil produced and stored on the FPSO, but unsold at the end of the period and crude oil purchased in order to comply with the domestic market needs of the Republic of Gabon.  As of June 30, 2022 the crude oil inventory associated with the domestic market needs obligation was $12.6 million and the amount related to unsold crude oil inventory was $1.3 million.

Prepayments and Other – Included in “Prepayments and other” line item of the condensed consolidated balance sheet for the six months ended  June 30, 2022 are $6.0 million of prepayments related to fixed assets.

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

Depreciation, depletion and amortization – Depletion of wells, platforms, and other production facilities are calculated on a block basis under the unit-of-production method based upon estimates of proved developed reserves. Depletion of developed leasehold acquisition costs are provided on a block basis under the unit-of-production method based upon estimates of proved reserves. Support equipment (other than equipment inventory) and leasehold improvements related to crude oil and natural gas producing activities, as well as property, plant and equipment unrelated to crude oil and natural gas producing activities, are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, which are typically three to five years for office and miscellaneous equipment and five to seven years for leasehold improvements.

Impairment – The Company reviews the crude oil and natural gas producing properties for impairment on a block basis whenever events or changes in circumstances indicate that the carrying amount of such properties may not be recoverable. If the sum of the expected undiscounted future cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment charge is recorded based on the fair value of the asset. This may occur if the block contains lower than anticipated reserves or if commodity prices fall below a level that significantly effects anticipated future cash flows. The fair value measurement used in the impairment test is generally calculated with a discounted cash flow model using several Level 3 (as defined in the policy "Fair value" below) inputs that are based upon estimates the most significant of which is the estimate of net proved reserves. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the Company’s control. Reserve engineering is a subjective process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. The quantities of crude oil and natural gas that are ultimately recovered, production and operating costs, the amount and timing of future development expenditures and future crude oil and natural gas sales prices may all differ from those assumed in these estimates. Capitalized equipment inventory is reviewed regularly for obsolescence. When undeveloped crude oil and natural gas leases are deemed to be impaired, exploration expense is charged. Unproved property costs consist of acquisition costs related to undeveloped acreage in the Etame Marin block in Gabon and in Block P in Equatorial Guinea. See Note 7 for further discussion.

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

A liability for ARO is recognized in the period in which the legal obligations are incurred if a reasonable estimate of fair value can be made. The ARO liability reflects the estimated present value of the amount of dismantlement, removal, site reclamation, and similar activities associated with crude oil and natural gas properties. The Company uses current retirement costs to estimate the expected cash outflows for retirement obligations. Inherent in the present value calculation are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit-adjusted discount rates, timing of settlement, and changes in the legal, regulatory, environmental, and political environments. Initial recording of the ARO liability is offset by the corresponding capitalization of asset retirement cost recorded to crude oil and natural gas properties. To the extent these or other assumptions change after initial recognition of the liability, the fair value estimate is revised and the recognized liability adjusted, with a corresponding adjustment made to the related asset balance or income statement, as appropriate. Depreciation of capitalized asset retirement costs and accretion of asset retirement obligations are recorded over time. Depreciation is generally determined on a units-of-production basis for crude oil and natural gas production facilities, while accretion escalates over the lives of the assets to reach the expected settlement value. Where there is a downward revision to the ARO that exceeds the net book value of the related asset, the corresponding adjustment is limited to the amount of the net book value of the asset and the remaining amount is recognized as a gain. See Note 13 for further discussion.

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

Unless the awards contain a market condition, previously recognized expense related to forfeited awards is reversed in the period in which the forfeiture occurs. For awards containing a market condition, previously recognized stock-based compensation expense is not reversed when the awards are forfeited. See Note 15 for further discussion.

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

		As of June 30, 2022
	Balance Sheet Line	Level 1	Level 2	Level 3	Total
		(in thousands)
Liabilities
SARs liability	Accrued liabilities and other	$—	$1,049	$—	$1,049
Derivative liability - crude oil swaps	Accrued liabilities and other	—	12,547	—	12,547
		$—	$13,596	$—	$13,596

		As of December 31, 2021
	Balance Sheet Line	Level 1	Level 2	Level 3	Total
		(in thousands)
Liabilities
SARs liability	Accrued liabilities and other	$—	$609	$—	$609
Derivative liability - crude oil swaps	Accrued liabilities and other	—	4,806	—	4,806
		$—	$5,415	$—	$5,415

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

3. ACQUISITIONS AND DISPOSITIONS

Pending Merger

On July 13, 2022, the Company and VAALCO Energy Canada ULC (“AcquireCo”), an Alberta unlimited liability company and an indirect wholly owned subsidiary of the Company, entered into an Arrangement Agreement (the “Arrangement Agreement”) with TransGlobe Energy Corporation, an Alberta corporation (“TransGlobe”), pursuant to which, among other things, AcquireCo agreed to acquire all of the issued and outstanding common shares of TransGlobe (the “Arrangement”), with TransGlobe continuing as a direct wholly owned subsidiary of AcquireCo and an indirect wholly-owned subsidiary of the Company. The aggregate consideration for the Arrangement is approximately $307 million. The $307 million aggregate consideration is estimated from the Company's share price of $6.23 at the close of business on July 13, 2022 multiplied by the exchange ratio negotiated with TransGlobe of 0.6727 shares of the Company's stock for each TransGlobe share multiplied by the number of TransGlobe outstanding shares of 73,309,064.  The Arrangement will be implemented by way of a plan of arrangement (the “Plan of Arrangement”) in accordance with the Business Corporations Act (Alberta) (the “ABCA”) and is subject to approval by the Court of Queen’s Bench of Alberta (the “Court”), the stockholders of the Company and the shareholders of TransGlobe, among other customary conditions for a transaction of this nature and size.

On the terms and subject to the conditions of the Arrangement Agreement and the Plan of Arrangement, at the effective time of the Arrangement (the “Effective Time”), each common share of TransGlobe that is issued and outstanding immediately prior to the Effective Time will be deemed to be transferred and assigned to AcquireCo in exchange for 0.6727 of a share (“Exchange Ratio”) of VAALCO common stock (the “Consideration”). No fractional shares of VAALCO common stock will be issued in the Arrangement, and TransGlobe’s shareholders will receive cash in lieu of any fractional shares of VAALCO common stock. Any shares in respect of which dissent rights have been properly exercised and not withdrawn pursuant to Section 191 of the ABCA, will be deemed to be transferred and assigned to VAALCO, but will not be entitled to the Consideration and will, instead, be subject to dissent rights under the ABCA, as modified by the Plan of Arrangement and the interim order of the Court.

The shareholders of TransGlobe will be asked to approve the Arrangement (the “TransGlobe Resolution”) at a shareholder meeting, and the stockholders of VAALCO will be asked to approve (i) the issuance of shares of VAALCO common stock as Consideration for the Arrangement (the “Consideration Shares”) (the “VAALCO Share Issuance Resolution”); and (ii) an amendment to VAALCO’s certificate of incorporation to increase the size of VAALCO’s authorized share capital (the “VAALCO Amendment Resolution” and, together with the VAALCO Share Issuance Resolution, the “VAALCO Resolutions”) at a stockholder meeting. VAALCO will use commercially reasonable efforts to schedule its stockholder meeting as promptly as reasonably practicable following clearance by the SEC of VAALCO’s proxy statement relating to such meeting and on the same date as the TransGlobe’s shareholder meeting.  TransGlobe will use its commercially reasonable efforts to schedule its shareholder meeting on the same date as VAALCO’s stockholder meeting.

The closing of the Arrangement is conditioned on the adoption of the TransGlobe Resolution and the VAALCO Resolutions. Consummation of the Arrangement is also subject to (a) the approval of the Arrangement by the Court in form and substance acceptable to each of VAALCO and TransGlobe, acting reasonably; (b) the absence of any law, injunction or other governmental order that prohibits the consummation of the Arrangement; (c) the approval for listing on the NYSE of the Consideration Shares; (d) the U.K. Financial Conduct Authority (the “FCA”) shall have acknowledged that the application for admission of VAALCO’s enlarged share capital has been approved and (after satisfaction of any conditions to which such approval is expressed to be subject (“U.K. Listing Conditions”)), such admission will become effective as soon as a dealing notice has been issued by the FCA and any U.K. Listing Conditions having been satisfied; (e) the LSE shall have acknowledged that the conditions to VAALCO’s enlarged share capital being admitted to trading on the standard segment of the main market of the LSE have been satisfied; (f) the availability of an exemption of Consideration Shares from the registration requirements of the Securities Act of 1933 (the “Securities Act”) under Section 3(a)(10) thereof; (g) the absence of a material adverse effect in respect of either TransGlobe or VAALCO; (h) to the extent required or necessary, (1) the approval or consent of, or waiver or non-exercise of any material termination, pre-emption or similar rights by, any governmental entity in, or in respect of the interests held by TransGlobe in, Canada and Egypt and (2) no actions or inactions having been taken which are likely to result in the withdrawal, cancellation, termination or modification of any license or permit held by TransGlobe or any of its subsidiaries in respect of the interests held by TransGlobe in Canada and Egypt which is necessary for the proper carrying on of its business; (i) dissent rights not having been exercised (or if exercised, remaining unwithdrawn) with respect to more than 10% of the issued and outstanding TransGlobe shares; and (j) other customary closing conditions, including the accuracy of the other party’s representations and warranties (subject to certain materiality qualifications), and the other party’s compliance with its covenants and agreements contained in the Arrangement Agreement.

If consummated, the Arrangement will result in VAALCO stockholders owning approximately 54.5%, and TransGlobe shareholders owning approximately 45.5%, of the combined company, calculated based on vested outstanding shares of each company outstanding as of the date of the Arrangement Agreement. The Arrangement is expected to be completed before the end of 2022.

The Arrangement Agreement provides for mutual termination fees of $9.15 million in the event the Arrangement Agreement is terminated by either party in certain circumstances.

For the three and six months ended June 30, 2022 included in the line item "Other (expense) income, net" is $1.2 million of transactions costs associated with the Arrangement with TransGlobe.

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

All assets and liabilities associated with Sasol’s interest in Etame Marin block, including crude oil and natural gas properties, asset retirement obligations and working capital items, were recorded at their fair value. The Company used estimated future crude oil prices as of the closing date, February 25, 2021, to apply to the estimated reserve quantities acquired and market participant assumptions to the estimated future operating and development costs to arrive at the estimates of future net revenues. The future net revenues were discounted using the Company’s weighted average cost of capital to determine the fair value at closing. The valuations to derive the purchase price included the use of both proved and unproved categories of reserves, expectation for timing and amount of future development and operating costs, projections of future rates of production, expected recovery rates, and risk adjusted discount rates. Other significant estimates were used by the Company to determine the fair value of assets acquired and liabilities assumed. The Company had one year from the date of closing to record purchase price adjustments as a result of changes in such estimates. As a result of comparing the purchase price to the fair value of the assets acquired and liabilities assumed a $7.7 million bargain purchase gain was recognized. A bargain purchase gain of $5.5 million is included in “Other, net" under "Other income (expense)" in the 2021 condensed consolidated statements of operations. An income tax benefit of $2.2 million, related to the bargain purchase gain, is also included in the 2021 condensed consolidated statements of operations.

The bargain purchase gain is primarily attributable to the increase in crude oil price forecasts from the date the SPA was signed, November 17, 2020, to the closing date, February 25, 2021, when the fair value of the reserves associated with the Sasol Acquisition were determined.

The impact of the Sasol Acquisition was an increase to “Crude oil and natural gas sales” in the condensed consolidated statement of operations of $52.4 million and $84.8 million for the three and six months ended June 30, 2022, respectively, and $7.1 million and $12.9 million increase to “Net income” in the condensed consolidated statements of operations for the three and six months ended June 30, 2022, respectively.

The impact of the Sasol Acquisition was an increase to “Crude oil and natural gas sales” in the condensed consolidated statement of operations of $22.2 million and $31.6 million for the three and six months ended June 30, 2021, respectively, and $8.1 million and $9.9 million increase to “Net income” in the condensed consolidated statements of operations for the three and six months ended June 30, 2021, respectively.

The unaudited pro forma results presented below have been prepared to give the effect to the Sasol Acquisition discussed above on the Company’s results of operations for the three and six months ended June 30, 2021, respectively, as if the Sasol Acquisition had been consummated on January 1, 2020. The unaudited pro forma results do not purport to represent what the Company’s actual results operations would have been if the Sasol Acquisition had been completed on such date or to project the Company’s results of operations for any future date or period.

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
	(in thousands)
Pro forma (unaudited)
Crude oil and natural gas sales	$47,023	$104,570
Operating income	18,874	43,899
Net income	5,884	17,620	(a)

Basic net income loss per share:
Income from continuing operations	$0.10	$0.30
Net income per share	$0.10	$0.30
Basic weighted average shares outstanding	58,072	57,855
Diluted net income per share:
Income from continuing operations	$0.10	$0.30
Net income per share	$0.10	$0.30
Diluted weighted average shares outstanding	58,574	58,527

(a)

The pro forma net income for the six months ended June 30, 2021 excludes nonrecurring pro forma adjustments directly attributable to the Sasol Acquisition, consisting of a bargain purchase gain of $7.7 million and transaction costs of $1.0 million.

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

Discontinued Operations - Angola

In November 2006, the Company signed a production sharing contract for Block 5 offshore Angola (“Block 5 PSA”). The Company’s working interest was 40%, and the Company carried Sonangol P&P, for 10% of the work program. On September 30, 2016, the Company notified Sonangol P&P that it was withdrawing from the joint operating agreement effective October 31, 2016. On November 30, 2016, the Company notified the national concessionaire, Sonangol E.P., that it was withdrawing from the Block 5 PSA and reduced its activities in Angola. As a result of this strategic shift, the Company classified all the related assets and liabilities as those of discontinued operations in the condensed consolidated balance sheets. The operating results of the Angola segment have been classified as discontinued operations for all periods presented in the Company’s condensed consolidated statements of operations. The Company segregated the cash flows attributable to the Angola segment from the cash flows from continuing operations for all periods presented in the Company’s condensed consolidated statements of cash flows. During three and six months ended June 30, 2022 and 2021, the Angola segment did not have a material impact on the Company’s financial position, results of operations, cash flows and related disclosures.

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

Segment activity of continuing operations for the three and six months ended June 30, 2022 and 2021 as well as long-lived assets and segment assets at June 30, 2022 and December 31, 2021 are as follows:

	Three Months Ended June 30, 2022
(in thousands)	Gabon	Equatorial Guinea	Corporate and Other	Total
Revenues:
Crude oil and natural gas sales	$110,985	$—	$—	$110,985
Operating costs and expenses:
Production expense	25,360	175	(60)	25,475
Exploration expense	67	—	—	67
Depreciation, depletion and amortization	8,173	—	18	8,191
General and administrative expense	565	110	2,859	3,534
Bad debt expense and other	571	—	—	571
Total operating costs and expenses	34,736	285	2,817	37,838
Other operating expense, net	—	—	—	—
Operating income	76,249	(285)	(2,817)	73,147
Other income (expense):
Derivative instruments loss, net	—	—	(9,542)	(9,542)
Interest (expense) income, net	(158)	—	40	(118)
Other (expense) income, net	(856)	(1)	(1,254)	(2,111)
Total other expense, net	(1,014)	(1)	(10,756)	(11,771)
Income from continuing operations before income taxes	75,235	(286)	(13,573)	61,376
Income tax (benefit) expense	36,423	1	9,828	46,252
Income from continuing operations	38,812	(287)	(23,401)	15,124
Loss from discontinued operations, net of tax	—	—	(20)	(20)
Net income	$38,812	$(287)	$(23,421)	$15,104
Consolidated capital expenditures	$38,102	$—	$67	$38,169

	Six Months Ended June 30, 2022
(in thousands)	Gabon	Equatorial Guinea	Corporate and Other	Total
Revenues:
Crude oil and natural gas sales	$179,641	$—	$—	$179,641
Operating costs and expenses:
Production expense	43,441	394	—	43,835
Exploration expense	194	—	—	194
Depreciation, depletion and amortization	12,826	—	38	12,864
General and administrative expense	1,158	209	7,161	8,528
Bad debt expense and other	1,063	—	—	1,063
Total operating costs and expenses	58,682	603	7,199	66,484
Other operating expense, net	(5)	—	—	(5)
Operating income	120,954	(603)	(7,199)	113,152
Other income (expense):
Derivative instruments loss, net	—	—	(41,300)	(41,300)
Interest (expense) income, net	(164)	—	43	(121)
Other (expense) income, net	(1,494)	(2)	(1,311)	(2,807)
Total other expense, net	(1,658)	(2)	(42,568)	(44,228)
Income from continuing operations before income taxes	119,296	(605)	(49,767)	68,924
Income tax (benefit) expense	49,256	1	(7,633)	41,624
Income from continuing operations	70,040	(606)	(42,134)	27,300
Loss from discontinued operations, net of tax	—	—	(32)	(32)
Net income	$70,040	$(606)	$(42,166)	$27,268
Consolidated capital expenditures	$69,882	$—	$67	$69,949

	Three Months Ended June 30, 2021
(in thousands)	Gabon	Equatorial Guinea	Corporate and Other	Total
Revenues:
Crude oil and natural gas sales	$47,023	$—	$—	$47,023
Operating costs and expenses:
Production expense	16,378	32	9	16,419
Exploration expense	665	—	—	665
Depreciation, depletion and amortization	5,786	—	24	5,810
General and administrative expense	254	70	4,410	4,734
Bad debt expense and other	395	—	—	395
Total operating costs and expenses	23,478	102	4,443	28,023
Other operating expense, net	(126)	—	—	(126)
Operating income	23,419	(102)	(4,443)	18,874
Other income (expense):
Derivative instruments loss, net	—	—	(9,969)	(9,969)
Interest (expense) income, net	—	—	1	1
Other (expense) income, net	(156)	1	(9)	(164)
Total other expense, net	(156)	1	(9,977)	(10,132)
Income from continuing operations before income taxes	23,263	(101)	(14,420)	8,742
Income tax (benefit) expense	6,045	—	(3,220)	2,825
Income from continuing operations	17,218	(101)	(11,200)	5,917
Loss from discontinued operations, net of tax	—	—	(33)	(33)
Net income	$17,218	$(101)	$(11,233)	$5,884
Consolidated capital expenditures (1)	$1,782	$—	$—	$1,782

(1)    Excludes assets acquired in the Sasol acquisition.

	Six Months Ended June 30, 2021
(in thousands)	Gabon	Equatorial Guinea	Corporate and Other	Total
Revenues:
Crude oil and natural gas sales	$86,797	$—	$—	$86,797
Operating costs and expenses:
Production expense	32,511	32	9	32,552
Exploration expense	807	—	—	807
Depreciation, depletion and amortization	9,907	—	51	9,958
General and administrative expense	491	202	8,588	9,281
Bad debt expense and other	496	—	—	496
Total operating costs and expenses	44,212	234	8,648	53,094
Other operating expense, net	(133)	—	(353)	(486)
Operating income	42,452	(234)	(9,001)	33,217
Other income (expense):
Derivative instruments loss, net	—	—	(15,923)	(15,923)
Interest (expense) income, net	—	—	6	6
Other (expense) income, net	7,172	(1)	(2,755)	4,416
Total other expense, net	7,172	(1)	(18,672)	(11,501)
Income from continuing operations before income taxes	49,624	(235)	(27,673)	21,716
Income tax (benefit) expense	9,479	1	(3,569)	5,911
Income from continuing operations	40,145	(236)	(24,104)	15,805
Loss from discontinued operations, net of tax	—	—	(52)	(52)
Net income	$40,145	$(236)	$(24,156)	$15,753
Consolidated capital expenditures (1)	$4,297	$—	$—	$4,297

(1)    Excludes assets acquired in the Sasol acquisition.

(in thousands)	Gabon	Equatorial Guinea	Corporate and Other	Total
Long-lived assets from continuing operations:
As of June 30, 2022	$141,522	$10,000	$196	$151,718
As of December 31, 2021	$84,156	$10,000	$168	$94,324

(in thousands)	Gabon	Equatorial Guinea	Corporate and Other	Total
Total assets from continuing operations:
As of June 30, 2022	$291,730	$10,927	$66,907	$369,564
As of December 31, 2021	$201,748	$10,548	$50,794	$263,090

Information about the Company’s most significant customers

The Company currently sells crude oil production from Gabon under term crude oil sales and purchase agreements (“COSPAs”) or crude oil sales and marketing agreements ("COSMA or COSMAs") with pricing based upon an average of Dated Brent in the month of lifting, adjusted for location and market factors. The Company signed a COSPA with ExxonMobil Sales and Supply LLC (“Exxon”) that covered sales from February 2020 through January 2022 with pricing based upon an average of Dated Brent in the month of lifting, adjusted for location and market factors. The COSPA with Exxon was amended and extended several times, most recently in January 2022, extending the date of the COSPA through the end of July 2022.

As discussed further in Note 11, on May 16, 2022, VAALCO Gabon (Etame), Inc. (the “Borrower”) entered into a facility agreement (the “Facility Agreement”) by and among the Company, VAALCO Gabon, SA (“VAALCO Gabon”), Glencore Energy UK Ltd., as mandated lead arranger, technical bank and facility agent (“Glencore”), the Law Debenture Trust Corporation P.L.C., as security agent, and the other financial institutions named therein (the “Lenders”), providing for a senior secured reserve-based revolving credit facility (the “Facility”) in an initial aggregate maximum principal amount available of up to $50.0 million. In connection with the entry into the Facility Agreement, the Company entered into a COSMA with Glencore pursuant to which the Company agreed to make Glencore the exclusive offtaker and marketer of all of the crude oil produced from the Etame G4-160 Block, offshore Gabon during the period from August 1, 2022 until the Final Maturity Date of the Facility (as defined in the Facility Agreement). Pursuant to the COSMA, Glencore agreed to buy and market the Company’s crude oil with pricing based upon an average of Dated Brent in the month of lifting, adjusted for location and market factors.

During the three and six months ended June 30, 2022 and 2021, revenues from sales of crude oil to Exxon were 100% of the Company’s total revenues from customers.

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

A reconciliation of reported net income (loss) to net income (loss) used in calculating EPS as well as a reconciliation from basic to diluted shares follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Net income (numerator):
Income from continuing operations	$15,124	$5,917	$27,300	$15,805
Income from continuing operations attributable to unvested shares	(229)	(99)	(381)	(269)
Numerator for basic	14,895	5,818	26,919	15,536
Reallocation of earnings to participating securities for considering dilutive securities	1	—	2	—
Numerator for dilutive	$14,896	$5,818	$26,921	$15,536

Loss from discontinued operations, net of tax	$(20)	$(33)	$(32)	$(52)
Income from discontinued operations attributable to unvested shares	—	1	—	1
Numerator for basic	(20)	(32)	(32)	(51)
Reallocation of earnings to participating securities for considering dilutive securities	—	—	—	—
Numerator for dilutive	$(20)	$(32)	$(32)	$(51)

Net Income	$15,104	$5,884	$27,268	$15,753
Net income attributable to unvested shares	(229)	(98)	(381)	(268)
Numerator for basic	14,875	5,786	26,887	15,485
Reallocation of earnings to participating securities for considering dilutive securities	1	—	2	—
Numerator for dilutive	$14,876	$5,786	$26,889	$15,485

Weighted average shares (denominator):
Basic weighted average shares outstanding	58,925	58,072	58,814	57,855
Effect of dilutive securities	436	502	464	672
Diluted weighted average shares outstanding	59,361	58,574	59,278	58,527
Stock options and unvested restricted stock grants excluded from dilutive calculation because they would be anti-dilutive	251	377	154	386

6. REVENUE

Revenues from contracts with customers are generated from sales in Gabon pursuant to COSPAs or COSMAs. COSPAs or COSMAs with customers are renegotiated near the end of the contract term and may be entered into with a different customer or the same customer going forward. Except for internal costs, which are expensed as incurred, there are no upfront costs associated with obtaining a new COSPA or COSMAs. See Note 4 under “Information about the Company’s most significant customers” for further discussion.

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

For each lifting completed under a COSPA or COSMA, payment is made by the customer in U.S. dollars by electronic transfer 30 days after the date of the bill of lading. For each lifting of crude oil, pricing is based upon an average of Dated Brent in the month of lifting, adjusted for location and market factors.

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

With respect to the government’s share of Profit Oil, the Etame PSC provides that the corporate income tax liability may be satisfied through the payment of Profit Oil. In the condensed consolidated statements of operations, the government’s share of revenues from Profit Oil is reported in revenues with a corresponding amount reflected in the current provision for income tax expense. Prior to February 1, 2018, the government did not take any of its share of Profit Oil in-kind. These revenues have been included in revenues to customers as the Company entered into the contract with the customer to sell the crude oil and was subject to the performance obligations associated with the contract. For the in-kind sales by the government beginning February 1, 2018, these sales are not considered revenues under a customer contract as the Company is not a party to the contracts with the buyers of this crude oil. However, consistent with the reporting of Profit Oil in prior periods, the amount associated with the Profit Oil under the terms of the Etame PSC is reflected as revenue with an offsetting amount reported as a current income tax expense. Payments of the income tax expense are reported in the period that the government takes its Profit Oil in-kind, i.e. the period in which it lifts the crude oil. The Company has a $29.2 million foreign income tax payable as of June 30, 2022. As of December 31, 2021, the foreign taxes payable attributable to this obligation was $3.1 million.

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

The following table presents revenues from contracts with customers as well as revenues associated with the obligations under the Etame PSC.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Revenue from customer contracts:
Sales under the COSPA	$125,143	$50,808	$201,629	$94,637
Other items reported in revenue not associated with customer contracts:
Carried interest recoupment	2,371	2,332	3,483	4,154
Royalties	(16,529)	(6,117)	(25,471)	(11,994)
Crude oil and natural gas sales	$110,985	$47,023	$179,641	$86,797

7.  CRUDE OIL AND NATURAL GAS PROPERTIES AND EQUIPMENT

The Company’s crude oil and natural gas properties and equipment is comprised of the following:

	As of June 30, 2022	As of December 31, 2021
	(in thousands)
Crude oil and natural gas properties and equipment - successful efforts method:
Wells, platforms and other production facilities	$528,328	$488,756
Work-in-progress	42,954	13,515
Undeveloped acreage	23,735	23,735
Equipment and other	23,695	23,478
	618,712	549,484
Accumulated depreciation, depletion, amortization and impairment	(466,994)	(455,160)
Net crude oil and natural gas properties, equipment and other	$151,718	$94,324

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

There was no triggering event in the three and six months ended June 30, 2022 that would cause the Company to believe the value of crude oil and natural gas producing properties should be impaired. Factors considered included higher forward price curves for the second quarter of 2022, and expected capital expenditures in the period related to the Etame Marin block.

Undeveloped Leasehold Costs

VAALCO acquired a 31% working interest in an undeveloped portion of a block (“Block P”) offshore Equatorial Guinea in 2012.  The Ministry of Mines and Hydrocarbons (“EG MMH”) approved our appointment as operator for Block P on November 12, 2019.  The Company acquired an additional working interest of 12% from Atlas Petroleum, thereby increasing its working interest to 43% in 2020, in exchange for a potential future payment of $3.1 million in the event that there is commercial production from Block P.  On August 27, 2020, the amendment to the production sharing contract to ratify the Company’s increased working interest and appointment as operator was approved by the EG MMH. On April 12, 2021, the majority of non-defaulting parties assigned the defaulting party’s interest to the non-defaulting parties. As a result, VAALCO’s working interest will increase to 45.9% once the EG MMH approves a new amendment to the production sharing contract. As of June 30, 2022, the Company had $10.0 million recorded for the book value of the undeveloped leasehold costs associated with the Block P license. On July 15, 2022 VAALCO, on behalf of itself and Guinea Ecuatorial de Petroleós (“GEPetrol”), submitted to the EG MMH a plan of development for the Venus development in Block P.  The other Block P joint venture owner, Atlas Petroleum International Limited, opted not to participate in the plan of development.  As a result, VAALCO will hold an 80% working interest in the Venus development in Block P and GEPetrol will hold a 20% carried interest. The Block P production sharing contract provides for a development and production period of 25 years from the date of approval of a development and production plan.

As a result of the PSC Extension discussed above, the exploitation area for the Etame Marin block was expanded to include previously undeveloped acreage. The Company allocated $6.7 million of the share of the signing bonus and $7.1 million of the $18.6 million resulting from the deferred tax impact for the difference between book basis and tax basis to unproved leasehold costs using the acreage attributable to the previous exploitation areas and the additional acreage in the expanded exploitation areas. Exploitation of this additional area is permitted throughout the term of the Etame PSC. As a result of discovering reserves in connection with drilling the South East Etame 4H development well in March 2020, $2.3 million of costs were transferred to proved leasehold costs leaving a remaining $11.5 million in unproved leasehold costs. In connection with the Sasol Acquisition discussed under Note 3, $2.2 million of reserves were attributed to undeveloped properties. The balance of undeveloped leasehold costs related to the Etame Marin block at June 30, 2022 was $13.7 million.

Capitalized Equipment Inventory

Capitalized equipment inventory is reviewed regularly for obsolescence. Adjustments for inventory obsolescence are recorded in the “Other operating income (expense), net” line item of the condensed consolidated statements of operations but were not material for the three and six months ended June 30, 2022 and 2021.

8. DERIVATIVES AND FAIR VALUE

The Company uses derivative financial instruments from time to time to achieve a more predictable cash flow from crude oil production by reducing the Company’s exposure to price fluctuations. See the table below for the list of outstanding contracts.

Settlement Period	Type of Contract	Index	Average Monthly Volumes	Weighted Average Price	Weighted Average Put Price	Weighted Average Call Price
			(Bbls)	(per Bbl)	(per Bbl)	(per Bbl)
July 2022 to September 2022	Swaps	Dated Brent	125,000	$76.53	—	—
October 2022 to December 2022	Collars	Dated Brent	109,000	—	$70.00	$122.00

While these commodity swaps are intended to be an economic hedge to mitigate the impact of a decline in crude oil prices, the Company has not elected hedge accounting. The contracts are being measured at fair value each period, with changes in fair value recognized in net income. The Company does not enter into derivative instruments for speculative or trading proposes. In connection with the RBL facility entered in May 2022, the Company is required to hedge a portion of its anticipated oil production at the time the Company draws down on the borrowing base.

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

At times, the Company’s counterparties require that it post collateral for changes in the net fair value of the derivative contracts. This cash collateral is reported in the line item "Restricted cash" on the condensed consolidated balance sheets.

The following table sets forth the loss on derivative instruments on the Company’s condensed consolidated statements of operations:

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Item	Statement of Operations Line	2022	2021	2022	2021
		(in thousands)
Crude oil swaps	Cash settlements paid on matured derivative contracts, net	$(21,059)	$(4,293)	$(33,559)	$(6,003)
	Unrealized gain (loss)	11,517	(5,676)	(7,741)	(9,920)
	Derivative instruments loss, net	$(9,542)	$(9,969)	$(41,300)	$(15,923)

9. ACCRUED LIABILITIES AND OTHER

Accrued liabilities and other balances were comprised of the following:

	As of June 30, 2022	As of December 31, 2021
	(in thousands)
Accrued accounts payable invoices	$39,186	$11,967
Gabon DMO, PID and PIH obligations	10,810	9,465
Derivative liability - crude oil swaps	12,547	4,806
Capital expenditures	24,357	11,327
Stock appreciation rights – current portion	1,049	609
Accrued wages and other compensation	1,611	2,124
ARO Obligation	6,835	6,745
Other	2,825	2,401
Total accrued liabilities and other	$99,220	$49,444

10.  COMMITMENTS AND CONTINGENCIES

Abandonment funding

Under the terms of the Etame PSC, the Company has a cash funding arrangement for the eventual abandonment of all offshore wells, platforms and facilities on the Etame Marin block. As a result of the PSC Extension, annual funding payments are spread over the periods from 2018 through 2028, under the 2018 abandonment study. The amounts paid will be reimbursed through the Cost Account and are non-refundable. In November 2021, an abandonment study was done and the estimate used for this purpose is approximately $81.3 million ($47.9 million, net to VAALCO) on an undiscounted basis. The abandonment estimate will be presented to the Gabonese Directorate of Hydrocarbons as required by the Etame PSC. Through June 30, 2022, $34.2 million ($20.1 million, net to VAALCO) on an undiscounted basis has been funded. The annual payments will be adjusted based on revisions in the abandonment estimate. This cash funding is reflected under “Other noncurrent assets” in the “Abandonment funding” line item of the condensed consolidated balance sheets. Future changes to the anticipated abandonment cost estimate could change the asset retirement obligation and the amount of future abandonment funding payments.

On March 5, 2019, in accordance with certain foreign currency regulatory requirements, the Gabonese branch of an international commercial bank holding the abandonment funds in a U.S. dollar denominated account transferred the funds to the Central Bank for CEMAC, of which Gabon is one of the six member states. The U.S. dollars were converted to local currency with a credit back to the Gabonese branch. During the three and six months ended June 30, 2022, the Company recorded a $1.3 million and $1.7 million foreign currency loss, respectively, associated with the abandonment funding account. During the six months ended June 30, 2021, the Company recorded a $0.6 million foreign currency loss associated with the abandonment funding account. In December 2021, as part of the new FX regulations issued by BEAC, BEAC allowed for opening of U.S. dollars escrow accounts for the abandonment funds at BEAC. The Company is currently working with the extractive industry to formulate the agreements which are expected to be finalized in 2022, that regulate these accounts. Accordingly, pursuant to Amendment No. 5 of the Etame PSC that required these funds to be in U.S. dollars, once the account for the U.S. dollars abandonment fund is open at BEAC we will resume our funding of the abandonment fund in compliance with the Etame PSC.

FPSO charter

In connection with the charter of the FPSO, the Company, as operator of the Etame Marin block, guaranteed all of the charter payments under the charter through its contract term. At the Company’s election, the charter could be extended for two one-year periods beyond September 2020. These elections have been made, and the charter has been extended through September 2022. The Company is currently working with the FPSO charterer regarding timing for commencing shutdown of production, schedule for decommissioning and associated costs. The Company obtained guarantees from each of the Company’s joint venture owners for their respective shares of the payments. The Company’s net share of the charter payment is 58.8%, or approximately $19.4 million per year. The Company believes the need for performance under the charter guarantee is remote, so the Company recorded a liability of $0.0 million as of June 30, 2022 and $0.1 million as of  December 31, 2021 representing the guarantee’s estimated fair value. Estimated future minimum obligations as of June 30, 2022 through the end of the FPSO charter in September 2022 are approximately $7.5 million ($4.4 million, net to VAALCO).

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

FSO

On August 31, 2021, VAALCO and its co-venturers at Etame approved the Bareboat Contract (the “Bareboat Contract”) and Operating Agreement (collectively, the “FSO Agreements”) with World Carrier Offshore Services Corp. to replace the existing FPSO with a Floating Storage and Offloading unit (“FSO”). The FSO Agreements require a prepayment of $2 million gross ($1.3 million net to VAALCO) in 2021 and $5 million gross ($3.2 million net) in 2022 of which $6 million will be recovered against future rentals. Current total block level field conversion estimates are $66 to $80 million gross ($42 to $51 million net to VAALCO). The FSO Agreements contain purchase provisions and termination provisions. The Company does not expect to utilize the terminations provision under the FSO Agreements. VAALCO currently believes that all of the associated engineering, long-lead equipment and significant contracts are proceeding in-line with the anticipated timelines and expected delivery schedules for the deployment of the FSO. The vessel is expected to arrive on location in the Etame Marin block on August 12, 2022. Transition to the new FSO could result in additional costs, interruption in production and delayed sales to customers.

Dividend Policy

On November 3, 2021, the Company announced that the Company’s board of directors adopted a cash dividend policy of an expected $0.0325 per common share per quarter. On March 18, 2022, the Company paid a quarterly cash dividend of $0.0325 per share of common stock to the stockholders of record at the close of business on February 18, 2022. On June 24, 2022, the Company paid a quarterly cash dividend of $0.0325 per share of common stock to the stockholders of record at the close of business on May 25, 2022. On August 5, 2022, the Company announced that the Company’s board of directors had declared a quarterly cash dividend of $0.0325 per share of common stock, payable on September 23, 2022 to stockholders of record at the close of business on August 24, 2022. Payment of future dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including current financial condition, the tax impact of repatriating cash, operating results and current and anticipated cash needs.

Other contractual commitments

In June 2021, the Company entered into a short-term agreement with an affiliate of Borr Drilling Limited to drill a minimum of three wells with options to drill additional wells. Upon completion of the ETBSM 1HB-ST2 well, the commitment to Borr Drilling Limited was satisfied. The company plans to exercise its options to extend its contract for the existing rig.

11. DEBT

As of June 30, 2022 and December 31, 2021, the Company had no outstanding debt.

On May 16, 2022, the Borrower entered into the Facility Agreement by and among the Company, VAALCO Gabon, Glencore, the Law Debenture Trust Corporation P.L.C., as security agent, and the Lenders, providing for a senior secured reserve-based revolving credit facility (the “Facility”) in an aggregate maximum principal amount of up to $50.0 million (the “Initial Total Commitment”). In addition, subject to certain conditions, the Borrower may agree with any Lender or other bank or financial institution to increase the total commitments available under the Facility by an aggregate amount not to exceed $50.0 million (any such increase, an “Additional Commitment”). Beginning October 1, 2023 and thereafter on April 1 and October 1 of each year during the term of the Facility, the Initial Total Commitment, as increased by any Additional Commitment, will be reduced by $6.25 million.

The Facility provides for determination of the borrowing base asset based on the Company’s proved producing reserves and a portion of the Company's proved undeveloped reserves. The borrowing base is determined and redetermined by the Lenders on March 31 and September 30 of each year.

Each loan under the Facility will bear interest at a rate equal to LIBOR plus a margin (the “Applicable Margin”) of (i) 6.00% until the third anniversary of the Facility Agreement or (ii) 6.25% from the third anniversary of the Facility Agreement until the Final Maturity Date (defined below).

Pursuant to the Facility Agreement, the Company shall pay to Glencore for the account of each Lender a quarterly commitment fee equal to (i) 35% per annum of the Applicable Margin on the daily amount by which the lower of the total commitments and the borrowing base amount exceeds the amount of all outstanding utilizations under the Facility, plus (ii) 20% per annum of the Applicable Margin on the daily amount by which the total commitments exceed the borrowing base amount. The Borrower is also required to pay customary arrangement and security agent fees.

The Facility Agreement contains certain debt covenants, including that, as of the last day of each calendar quarter, (i) the ratio of Consolidated Total Net Debt to EBITDAX (as each term is defined in the Facility Agreement) for the trailing 12 months shall not exceed 3.0x and (ii) consolidated cash and cash equivalents shall not be lower than $10.0 million. As of June 30, 2022, the Company's borrowing base was $50.0 million. The amount the Company is able to borrow with respect to the borrowing base is subject to compliance with the financial covenants and other provisions of the Facility Agreement. The Company was in compliance with all debt covenants at June 30, 2022. As of June 30, 2022, the Company had no outstanding borrowings under the facility.

The Facility will mature on the earlier of (i) the fifth anniversary of the date on which all conditions precedent to the first utilization of the Facility have been satisfied and (ii) the Reserve Tail Date (as defined in the Facility Agreement) (the “Final Maturity Date”).

Deferred financing costs incurred in connection with securing the Facility were $1.5 million, which is carried in the accompanying condensed consolidated balance sheets in the line item "Other long-term assets" and is amortized on a straight-line basis, which approximates the effective interest method, over the term of the Facility and included in interest expense in the accompanying condensed consolidated statements of operations.

12. LEASES

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

Operating leases

The Company is currently a party to several operating lease agreements for the corporate office, rental of marine vessels and helicopters, equipment and the FPSO. The duration for these agreements range from 3 to 33 months. In some cases, the lease contracts require the Company to make payments both for the use of the asset itself and for operations and maintenance services. Only the payments for the use of the asset related to the lease component are included in the calculation of ROU assets and lease liabilities. Payments for the operations and maintenance services are considered non-lease components and are not included in calculating the ROU assets and lease liabilities. For leases on ROU assets used in joint operations, generally the operator reflects the full amount of the lease component, including the amount that will be funded by the non-operators. As operator for the Etame Marin block, the ROU asset recorded for the FPSO, the marine vessels, helicopter and certain equipment used in the joint operations includes the gross amount of the lease components.

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

Financing leases

In August 2021, the Company signed the FSO agreements to lease a FSO to replace the current FPSO whose term will end in September 2022. Under the terms of the FSO agreements, a third party is expected to modify the leased vessel in order to meet the Company’s crude-oil production requirements. The vessel is expected to arrive on location in the Etame Marin block on August 12, 2022. After acceptance of the FSO, expected by or before September 1, 2022, control of the vessel will transfer to the Company and the Company will record the ROU asset and lease liabilities associated with this lease.

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

For the three and six months ended June 30, 2022 and 2021, the components of the lease costs and the supplemental information were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Lease cost:
Finance lease cost (1)	$98	$—	$164	$—
Operating lease cost	4,265	4,490	8,461	8,880
Short-term lease cost (2)	199	449	1,213	1,243
Variable lease cost (3)	1,909	1,627	3,247	3,061
Total lease expense	6,471	6,566	13,085	13,184
Lease costs capitalized	651	—	1,423	—
Total lease costs	$7,122	$6,566	$14,508	$13,184

	2022	2021
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows attributable to finance leases	$26	$—
Weighted-average remaining lease term (in years)	5.17	—
Weighted-average discount rate	3.54%	—

Operating cash flows attributable to operating leases	$12,816	$11,863
Weighted-average remaining lease term (in years)	0.7	1.25
Weighted-average discount rate	5.62%	6.09%

(1)	Represents depreciation and interest associated with financing leases.
(2)	Represents short term leases under contracts that are 1 year or less where a ROU asset and lease liability are not required to be recorded.
(3)	Variable costs represent differences between minimum lease costs and actual lease costs incurred under lease contracts.

The table below describes the presentation of the total lease cost on the Company’s condensed consolidated statement of operations. As discussed above, the Company’s joint venture owners are required to reimburse the Company for their share of certain expenses, including certain lease costs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Finance lease cost	$57	$—	$96	$—
Production expense	3,720	3,852	7,558	6,501
General and administrative expense	47	47	63	96
Lease costs billed to the joint venture owners	2,884	2,667	5,886	6,587
Total lease expense	6,708	6,566	13,603	13,184
Lease costs capitalized	414	—	905	—
Total lease costs	$7,122	$6,566	$14,508	$13,184

The following table describes the future maturities of the Company’s lease liabilities at June 30, 2022:

	Operating Leases	Finance Leases
	(in thousands)
Year
2022	$2,892	$201
2023	371	368
2024	197	368
2025	33	368
Thereafter	—	537
	3,493	1,842
Less: imputed interest	38	185
Total lease liabilities	$3,455	$1,657

Under the joint operating agreements, other joint venture owners are obligated to fund $3.1 million of the $5.3 million in future lease liabilities.

13. ASSET RETIREMENT OBLIGATIONS

The following table summarizes the changes in the Company’s asset retirement obligations:

(in thousands)	As of June 30, 2022	As of December 31, 2021
Beginning balance	$40,694	$17,334
Accretion	950	1,627
Additions	—	14,564
Revisions	—	7,169
Ending balance	$41,644	$40,694

Accretion is recorded in the line item “Depreciation, depletion and amortization” on the condensed consolidated statements of operations.

The Company is required under the Etame PSC for the Etame Marin block in Gabon to conduct abandonment studies to update the amounts being funded for the eventual abandonment of the offshore wells, platforms and facilities on the Etame Marin block. The current abandonment study was prepared in November 2021. At December 31, 2021, associated with the study, the Company recorded an upward revision of $7.2 million to the asset retirement obligation primarily as a result of increased costs expected with the abandonment of the Etame Marin block and a change in the expected timing of the abandonment costs associated with the termination of the FPSO charter. In connection with the Sasol Acquisition, as discussed in Note 3, the Company added $14.6 million of asset retirement obligations as a result of it increasing its interest in the Etame Marin block in 2021. As a result of the expected timing of the abandonment of the FPSO, included in the line item "Accrued liabilities and other" in the condensed consolidated balance sheet is $6.8 million of costs associated with the retirement obligation as of June 30, 2022.

14. SHAREHOLDERS’ EQUITY

Preferred stock – Authorized preferred stock consists of 500,000 shares with a par value of $25 per share. No shares of preferred stock were issued and outstanding as of June 30, 2022 or December 31, 2021.

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

Although these withheld shares are not issued or considered common stock repurchases under the Company’s stock repurchase program, they are treated as common stock repurchases in our financial statements as they reduce the number of shares that would have been issued upon vesting.  See Note 15 for further discussion.

15.  STOCK-BASED COMPENSATION AND OTHER BENEFIT PLANS

The Company’s stock-based compensation has been granted under several stock incentive and long-term incentive plans. The plans authorize the Compensation Committee of the Company’s board of directors to issue various types of incentive compensation. The Company had previously issued stock options and restricted shares under the 2014 Long-Term Incentive Plan (“2014 Plan”) and stock appreciation rights under the 2016 Stock Appreciation Rights Plan. On June 25, 2020, the Company’s stockholders approved the 2020 Long-Term Incentive Plan (as amended, the “2020 Plan”) under which 5,500,000 shares are authorized for grants. In June 2021, the Company’s stockholders approved an amendment to the 2020 Plan pursuant to which an additional 3,750,000 shares were authorized for issuance pursuant to awards under the 2020 Plan. At June 30, 2022, 6,641,107 shares were available for future grants under the 2020 Plan.

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

As referenced in the table below, the Company records compensation expense related to stock-based compensation as general and administrative expense associated with the issuance of stock options, restricted stock and stock appreciation rights. During the six months ended June 30, 2022, the Company settled in cash $0.8 million for stock appreciation rights and received $0.3 million for stock option exercises. During the three and six months ended June 30, 2021, the Company settled in cash $2.9 million for stock appreciation rights and received $1.1 million for stock option exercises.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Stock-based compensation - equity awards	$615	$117	$1,019	$440
Stock-based compensation - liability awards	227	397	1,245	1,633
Total stock-based compensation	$842	$514	$2,264	$2,073

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

During the  six months ended June 30, 2022 and 2021, the weighted average assumptions shown below were used to calculate the weighted average grant date fair value of option grants under the Monte Carlo.

	Six Months Ended June 30,
	2022	2021
Weighted average exercise price - ($/share)	$6.41	$3.14
Expected life in years	6.0	6.0
Average expected volatility	72%	75%
Risk-free interest rate	1.98%	0.95%
Expected dividend yield	2.30%	—
Weighted average grant date fair value - ($/share)	$2.84	$2.07

Stock option activity associated with the Monte Carlo model for the six months ended June 30, 2022 is provided below:

	Number of Shares Underlying Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)
Outstanding at January 1, 2022	359	$1.96
Granted	241	6.41
Exercised	—	—
Unvested shares forfeited	—	—
Vested shares expired	—	—
Outstanding at June 30, 2022	600	$3.75	8.84	$1,916
Exercisable at June 30, 2022	194	$1.68	8.16	$1,017

Stock option activity associated with the Black-Scholes model for the six months ended June 30, 2022 is provided below:

	Number of Shares Underlying Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)
Outstanding at January 1, 2022	615	$1.58
Granted	—	—
Exercised	(229)	1.12
Unvested shares forfeited	—	—
Vested shares expired	—	—
Outstanding at June 30, 2022	386	$1.86	1.46	$1,965
Exercisable at June 30, 2022	386	$1.86	1.46	$1,965

During the six months ended June 30, 2022, 49,063 shares were added to treasury as a result of tax withholding on options exercised.

Restricted shares

Restricted stock granted to employees will vest over a period determined by the Compensation Committee that is generally a three-year period, vesting in three equal parts on the anniversaries following the date of the grant. Restricted stock granted to directors will vest on the earlier of (i) the first anniversary of the date of grant and (ii) the first annual meeting of stockholders following the date of grant (but not less than fifty (50) weeks following the date of grant). In March 2022, the Company issued 353,424 shares of service-based restricted stock to employees, with a grant date fair value of $6.41 per share. In addition, in June 2022, the Company issued 30,687 shares of service-based restricted stock to directors, with a grant date fair value of $8.31 per share. The vesting of the foregoing shares is dependent upon, among other things, the employees’ and directors’ continued service with the Company.

The following is a summary of activity for the six months ended June 30, 2022

	Restricted Stock	Weighted Average Grant Date Fair Value
	(in thousands)
Non-vested shares outstanding at January 1, 2022	741	$2.36
Awards granted	384	6.56
Awards vested	(334)	2.25
Awards forfeited	(30)	3.50
Non-vested shares outstanding at June 30, 2022	761	$4.48

During the six months ended June 30, 2022, 69,135 shares were added to treasury as a result of tax withholding on the vesting of restricted shares.

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

During the six months ended June 30, 2022, the Company did not grant SARs to employees or directors.

SAR activity for the six months ended June 30, 2022 is provided below:

	Number of Shares Underlying SARs	Weighted Average Exercise Price Per Share	Weight Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at January 1, 2022	362	$1.81
Granted	—	—
Exercised	(153)	1.71
Unvested SARs forfeited	—	—
Vested SARs expired	—	—
Outstanding at June 30, 2022	209	$1.88	1.36	$1,055
Exercisable at June 30, 2022	209	$1.88	1.36	$1,055

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

16. INCOME TAXES

VAALCO and its domestic subsidiaries file a consolidated U.S. income tax return. Certain foreign subsidiaries also file tax returns in their respective local jurisdictions.

Income taxes attributable to continuing operations for the three and six months ended June 30, 2022 and 2021 are attributable to foreign taxes payable in Gabon as well as income taxes in the U.S.

Provision for income taxes related to income from continuing operations consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
U.S. Federal:
Current	$—	$—	$—	$—
Deferred	2,617	104	(9,869)	(2,049)
Foreign:
Current	20,402	6,148	26,093	9,583
Deferred	23,233	(3,427)	25,400	(1,623)
Total	$46,252	$2,825	$41,624	$5,911

The Company’s effective tax rate for the six months ended June 30, 2022 and 2021, excluding the impact of discrete items, was 72.59% and 40.6%, respectively. For the six months ended June 30, 2022, the Company’s overall effective tax rate was appreciably impacted by non-deductible items associated with operations (which includes losses on derivative instruments) and the release of valuation allowance attributable to the current period. The total tax expense for the six months ended June 30, 2022 includes a discrete adjustment for the release of an additional $12.7 million of valuation allowance as a result of an increase in forecasted future earnings. For the three months ended June 30, 2022, the current tax expense of $20.4 million includes a $1.2 million unfavorable oil price adjustment as a result of the change in value of the government of Gabon’s allocation of Profit Oil between the time it was produced and the time it was taken in-kind. After excluding the impact, current income taxes were $19.2 million for the period. For the six months ended June 30, 2022, the current tax expense of $26.1 million includes a $4.3 million unfavorable oil price adjustment as a result of the change in value of the government of Gabon’s allocation of Profit Oil between the time it was produced and the time it was taken in-kind. After excluding the impact, current income taxes were $21.8 million for the period.

As of June 30, 2022, the Company had no material uncertain tax positions. The Company’s policy is to recognize potential interest and penalties related to unrecognized tax benefits as a component of income tax expense.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are intended to be covered by the safe harbors created by those laws. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, included in this Annual Report that address activities, events or developments that we expect or anticipate may occur in the future, including without limitation, statements regarding our financial position, operating performance and results, reserve quantities and net present values, market prices, business strategy, derivative activities, the amount and nature of capital expenditures, payment of dividends and plans and objectives of management for future operations are forward-looking statements. When we use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “forecast,” “outlook,” “aim,” “target,” “will,” “could,” “should,” “may,” “likely,” “plan,” and “probably” or the negative of such terms or similar expressions, we are making forward-looking statements. Many risks and uncertainties that could affect our future results and could cause results to differ materially from those expressed in our forward-looking statements include, but are not limited to:

●

the impact of the coronavirus (“COVID-19”) pandemic, including its impact on global demand for crude oil and crude oil prices, potential difficulties in obtaining additional liquidity when and if needed, disruptions in global supply chains, quarantines of our workforce or workforce reductions and other matters related to the pandemic;

●

the impact of any future production quotas imposed by Gabon, as a member of the Organization of the Petroleum Exporting Countries (“OPEC”), as a result of agreements among OPEC, Russia and other allied producing countries (collectively, “OPEC+”) with respect to crude oil production levels;

●	volatility of, and declines and weaknesses in crude oil and natural gas prices, as well as our ability to offset volatility in prices through the use of hedging transactions;
●	our ability to consummate the Arrangement with TransGlobe Energy Corporation (“TransGlobe");
●	our ability to realize the anticipated benefits and synergies expected from the Arrangement with TransGlobe;
●	the discovery, acquisition, development and replacement of crude oil and natural gas reserves;
●	impairments in the value of our crude oil and natural gas assets;
●	future capital requirements;
●	our ability to maintain sufficient liquidity in order to fully implement our business plan;
●	our ability to generate cash flows that, along with our cash on hand, will be sufficient to support our operations and cash requirements;
●	the ability of the BWE Consortium of VAALCO, BW Energy and Panoro Energy to successfully execute its business plan;
●	our ability to attract capital or obtain debt financing arrangements;
●	our ability to pay the expenditures required in order to develop certain of our properties;
●	operating hazards inherent in the exploration for and production of crude oil and natural gas;
●	difficulties encountered during the exploration for and production of crude oil and natural gas;
●	the impact of competition;
●	our ability to identify and complete complementary opportunistic acquisitions;
●	our ability to effectively integrate assets and properties that we acquire into our operations;
●	weather conditions;
●	the uncertainty of estimates of crude oil and natural gas reserves;
●	currency exchange rates and regulations;
●	unanticipated issues and liabilities arising from non-compliance with environmental regulations;

●	the ultimate resolution of our abandonment funding obligations with the government of Gabon and the audit of our operations in Gabon currently being conducted by the government of Gabon;
●	the availability and cost of seismic, drilling and other equipment;
●	difficulties encountered in measuring, transporting and delivering crude oil to commercial markets;
●	our ability to effectively replace the floating, production, storage and offloading vessel (“FPSO”);
●	timing and amount of future production of crude oil and natural gas;
●	hedging decisions, including whether or not to enter into derivative financial instruments;
●	general economic conditions, including any future economic downturn, the impact of inflation, disruption in financial markets and the availability of credit;
●	our ability to enter into new customer contracts;
●	changes in customer demand and producers’ supply;
●	actions by the governments of and events occurring in the countries in which we operate;
●	actions by our joint venture owners;
●	compliance with, or the effect of changes in, governmental regulations regarding our exploration, production, and well completion operations including those related to climate change;
●	the outcome of any governmental audit; and
●	actions of operators of our crude oil and natural gas properties.

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

RECENT DEVELOPMENTS

Entry into an Arrangement Agreement with TransGlobe

On July 13, 2022, we entered into an Arrangement Agreement (the “Arrangement Agreement”) with VAALCO Energy Canada ULC (“AcquireCo”), an Alberta unlimited liability company and an indirect wholly owned subsidiary of VAALCO, and TransGlobe, an Alberta corporation, pursuant to which, among other things, AcquireCo agreed to acquire all of the issued and outstanding common shares of TransGlobe (the “Arrangement”), with TransGlobe continuing as a direct wholly owned subsidiary of AcquireCo and an indirect wholly-owned subsidiary of VAALCO. The aggregate consideration for the Arrangement is approximately $307 million. The $307 million aggregate consideration is estimated from VAALCO's share price of $6.23 at the close of business on July 13, 2022 multiplied by the exchange ratio negotiated with TransGlobe of 0.6727 shares of VAALCO's stock for each TransGlobe share multiplied by the number of TransGlobe outstanding shares of 73,309,064. The Arrangement will be implemented by way of a plan of arrangement (the “Plan of Arrangement”) in accordance with the Business Corporations Act (Alberta) (the “ABCA”) and is subject to approval by the Court of Queen’s Bench of Alberta (the “Court”), the stockholders of VAALCO and the shareholders of TransGlobe, among other customary conditions for a transaction of this nature and size.

On the terms and subject to the conditions of the Arrangement Agreement and the Plan of Arrangement, at the effective time of the Arrangement (the “Effective Time”), each common share of TransGlobe that is issued and outstanding immediately prior to the Effective Time will be deemed to be transferred and assigned to AcquireCo in exchange for 0.6727 of a share (“Exchange Ratio”) of VAALCO common stock (the “Consideration”). No fractional shares of VAALCO common stock will be issued in the Arrangement, and TransGlobe’s shareholders will receive cash in lieu of any fractional shares of VAALCO common stock. Any shares in respect of which dissent rights have been properly exercised and not withdrawn pursuant to Section 191 of the ABCA, will be deemed to be transferred and assigned to VAALCO, but will not be entitled to the Consideration and will, instead, be subject to dissent rights under the ABCA, as modified by the Plan of Arrangement and the interim order of the Court.

The shareholders of TransGlobe will be asked to approve the Arrangement (the “TransGlobe Resolution”) at a shareholder meeting, and the stockholders of VAALCO will be asked to approve (i) the issuance of shares of VAALCO common stock as Consideration for the Arrangement (the “Consideration Shares”) (the “VAALCO Share Issuance Resolution”); and (ii) an amendment to VAALCO’s certificate of incorporation to increase the size of VAALCO’s authorized share capital (the “VAALCO Amendment Resolution” and, together with the VAALCO Share Issuance Resolution, the “VAALCO Resolutions”) at a stockholder meeting. VAALCO will use commercially reasonable efforts to schedule its stockholder meeting as promptly as reasonably practicable following clearance by the SEC of VAALCO’s proxy statement relating to such meeting and on the same date as the TransGlobe’s shareholder meeting.  TransGlobe will use its commercially reasonable efforts to schedule its shareholder meeting on the same date as VAALCO’s stockholder meeting.

The closing of the Arrangement is conditioned on the adoption of the TransGlobe Resolution and the VAALCO Resolutions. Consummation of the Arrangement is also subject to (a) the approval of the Arrangement by the Court in form and substance acceptable to each of VAALCO and TransGlobe, acting reasonably; (b) the absence of any law, injunction or other governmental order that prohibits the consummation of the Arrangement; (c) the approval for listing on the NYSE of the Consideration Shares; (d) the U.K. Financial Conduct Authority (the “FCA”) shall have acknowledged that the application for admission of VAALCO’s enlarged share capital has been approved and (after satisfaction of any conditions to which such approval is expressed to be subject (“U.K. Listing Conditions”)), such admission will become effective as soon as a dealing notice has been issued by the FCA and any U.K. Listing Conditions having been satisfied; (e) the LSE shall have acknowledged that the conditions to VAALCO’s enlarged share capital being admitted to trading on the standard segment of the main market of the LSE have been satisfied; (f) the availability of an exemption of Consideration Shares from the registration requirements of the Securities Act of 1933 (the “Securities Act”) under Section 3(a)(10) thereof; (g) the absence of a material adverse effect in respect of either TransGlobe or VAALCO; (h) to the extent required or necessary, (1) the approval or consent of, or waiver or non-exercise of any material termination, pre-emption or similar rights by, any governmental entity in, or in respect of the interests held by TransGlobe in, Canada and Egypt and (2) no actions or inactions having been taken which are likely to result in the withdrawal, cancellation, termination or modification of any license or permit held by TransGlobe or any of its subsidiaries in respect of the interests held by TransGlobe in Canada and Egypt which is necessary for the proper carrying on of its business; (i) dissent rights not having been exercised (or if exercised, remaining unwithdrawn) with respect to more than 10% of the issued and outstanding TransGlobe shares; and (j) other customary closing conditions, including the accuracy of the other party’s representations and warranties (subject to certain materiality qualifications), and the other party’s compliance with its covenants and agreements contained in the Arrangement Agreement.

If consummated, the Arrangement will result in VAALCO stockholders owning approximately 54.5%, and TransGlobe shareholders owning approximately 45.5%, of the combined company, calculated based on vested outstanding shares of each company outstanding as of the date of the Arrangement Agreement. The Arrangement is expected to be completed before the end of 2022.

The Arrangement Agreement provides for mutual termination fees of $9.15 million in the event the Arrangement Agreement is terminated by either party in certain circumstances specified therein.

Entry into a Facility Agreement

On May 16, 2022, VAALCO Gabon (Etame), Inc. (the “Borrower”), a wholly owned subsidiary of VAALCO, entered into a facility agreement (the “Facility Agreement”) by and among VAALCO, VAALCO Gabon, SA (“VAALCO Gabon” and, together with VAALCO, the “Guarantors”), Glencore Energy UK Ltd., as mandated lead arranger, technical bank and facility agent (“Glencore”), the Law Debenture Trust Corporation P.L.C., as security agent, and the other financial institutions named therein (the “Lenders”), providing for a senior secured reserve-based revolving credit facility (the “Facility”) in an aggregate maximum principal amount of up to $50.0 million. Subject to certain conditions, the Borrower may agree with any Lender or other bank or financial institution to increase the total commitments available under the Facility by an aggregate amount not to exceed $50.0 million (any such increase, an “Additional Commitment”). Beginning October 1, 2023 and thereafter on April 1 and October 1 of each year during the term of the Facility, the Initial Total Commitment, as increased by any Additional Commitment, will be reduced by $6.25 million. See “Capital Resources and Liquidity – RBL Facility Agreement” for more information regarding the Facility.

Marine Construction Agreement for Subsea Reconfiguration

On March 17, 2022, VAALCO Gabon, SA (“VAALCO Gabon”), a wholly owned subsidiary of VAALCO, entered into an Agreement for the Provision of Subsea Construction and Installation Services (the “Marine Construction Agreement”) with DOF Subsea Canada Corp. (“DOF Subsea”), to support the subsea reconfiguration in connection with the replacement of the existing FPSO vessel with a Floating Storage and Offloading vessel (“FSO”) at the Etame Marin field offshore Gabon. Pursuant to the Marine Construction Agreement, DOF Subsea agreed to, among other things, provide all personnel, crew and equipment necessary to assist in the reconfiguration of the Etame field subsea infrastructure to accommodate all field production to the flow to the FSO, which is currently under conversion, including (i) assistance with retrieval of over 5,000 meters of new flexible pipelines from a manufacturing facility in the United Kingdom, transporting the pipelines to Gabon and installing the pipelines in the Etame field, (ii) performing the retrieval and relocation of existing in-field flowlines and umbilicals to accommodate the reconfigured field development plan and (iii) assistance in the connection of new risers to the FSO (collectively, the “Services”). Pursuant to the Marine Construction Agreement, DOF Subsea will provide an offshore construction vessel to facilitate the performance of the Services. The Marine Construction Agreement provides that the Services will commence in early July 2022 and be completed by the end of September 2022, subject to certain conditions therein. As consideration for the Services provided to VAALCO, we agreed to pay DOF Subsea certain fixed fees upon the completion of the achievement of Service-related milestones, as well as a day rate, subject to certain conditions, as set forth in the Marine Construction Agreement.

Currently, preparation for the subsea reconfiguration is also underway with the first portion of the Bourbon/RANA dive program. The DOF Skandi Constructor has completed integration of the lay equipment in Peterhead UK and has transferred to Newcastle UK where it has completed loading the flexible pipe and ancillary equipment. The Skandi Constructor has arrived in Gabon and will commence reconfiguration of the existing lines and installation of the new lines.

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

Charter Agreement for the Floating Storage and Offloading Unit

We are currently a party to an FPSO charter for the storage of all of the crude oil that we produce. This contract will expire in September 2022. We are currently working with the FPSO charterer regarding timing for commencing shutdown of production, schedule for decommissioning and associated costs. In August of 2021, we and our co-venturers at Etame approved the Bareboat Contract (the “Bareboat Contract”) and Operating Agreement (the “Operating Agreement” and collectively, the “FSO Agreements”) with World Carrier Offshore Services Corp. (“World Carrier”) to replace the existing FPSO with an FSO. The FSO Agreements require a prepayment of $2 million gross ($1.3 million net) in 2021 and $5 million gross ($3.2 million net) in 2022 of which $6 million will be recovered against future rentals. Current total field conversion estimates are $66 to $80 million gross ($42 to $51 million net to VAALCO).

The replacement of the existing FPSO is on schedule despite challenges with worldwide supply chain issues. The “Teli” (renamed from “Cap Diamant”), left Bahrain on July 7 following completion of sea trials and is expected to arrive in Gabon on August 12, 2022. All major equipment is on board and the mooring equipment is in transit with arrival in early August.

Modifications to the Etame platform, to support the full field reconfiguration, are also on schedule. VAALCO has recently completed the first of several short facility outages to allow for flare system upgrades and the installation of tie-in points for the process equipment. All major deck components have arrived in Gabon and additional major components are in transit. Installation of all equipment will continue over the next eight weeks, with final hookup and commissioning expected to occur in the third quarter once the Teli is moored on location.

2021/2022 Drilling Campaign

In conjunction with the 2021/2022 drilling program, that began in December 2021, we executed a contract with Borr Jack-Up XIV Inc., an affiliate of Borr Drilling Limited, to drill a minimum of three wells with options to drill additional wells. On October 4, 2021, we novated the Borr Jack-Up XIV Inc contract with Borr West Africa Assets, Inc. In December of 2021, we spudded the Etame 8H-ST, the first well of the 2021/2022 drilling program. In February of 2022 we completed the drilling of the Etame 8H-ST well and moved the drilling rig to the Avouma platform to drill the Avouma 3H-ST development well, which targeted the Gamba reservoir. The Etame 8H-ST demonstrated an initial flow rate of approximately 5,000 gross barrels of oil per day BOPD, 2,560 BOPD net to VAALCO’s 58.8% working interest in 2022. In April 2022, the Avouma 3H-ST well was completed and brought online with an initial production rate of approximately 3,100 gross BOPD, 1,589 BOPD net to VAALCO’s 58.8% working interest in 2022.

In July 2022 we completed the South Tchibala 1HB-ST ("ETBSM 1HB-ST") well on the Avouma platform, targeting the Gamba reservoir and also testing the Dentale formation.  The section of the Gamba sand encountered was not economically viable to complete in this wellbore.  However, we did discover two potential zones, the Dentale D1 and Dentale D9 zones for development. The well was completed in the Dentale D1 formation and brought online in July with an initial production rate of approximately 293-390 gross BOPD, 150-200 BOPD net to VAALCO’s 58.8% working interest in 2022. We plan to evaluate and recomplete the D9 zone during the next drilling campaign.

Following the completion of the ETBSM 1HB-ST well, the rig was mobilized to the Southeast Etame North Tchibala Platform to drill the North Tchibala ETBSM 2H-ST well, targeting the Dentale formation, which is productive in other areas in the Etame license. This mobilization was delayed by two weeks due to weather and the rig began operations on the well in late July. After setting up the equipment and completing operations to re-enter the well, VAALCO began drilling the ETBSM 2H-ST well on August 8th.

In July 2022, we elected to exercise our options on the rig contract time to allow us to drill an additional two wells.

We estimate the range of cost of the 2021/2022 drilling program with six wells to be between $174 million to $213 million gross, or $111 million to $135 million, net to VAALCO’s 63.6% participating interest with about $70 million to about $85 million gross expected in the second half of 2022, or about $44 million to $54 million net to VAALCO.

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

ACTIVITIES BY ASSET

Gabon

Offshore – Etame Marin Block

Development and Production

We operate the Etame Marin Block on behalf of a consortium of companies. As of June 30, 2022, production operations in the Etame Marin block included eleven platform wells, plus three subsea wells tied back by pipelines to deliver crude oil and associated natural gas through a riser system to allow for delivery, processing, storage and ultimately offloading the crude oil from a leased FPSO anchored to the seabed on the block giving us a total of fourteen producing wells. The FPSO has production limitations of approximately 25,000 barrels of oil per day and 30,000 barrels of total fluids per day. During the three months ended June 30, 2022 and 2021, production from the block was1,638 MBbls (838 MBbls net) and 1,426 MBbls (730 MBbls net), respectively, as discussed below in “Results of Operations”. During the six months ended June 30, 2022 and 2021, production from the Etame Marin block was 3,055 MBbls (1,563 MBbls net) and 2,679 MBbls (1,196 MBbls net), respectively.

Equatorial Guinea

Our working interest will increase to 45.9% once the EG Ministry of Mines and Hydrocarbons (“EG MMH”) approves a new amendment to the production sharing contract. As of June 30, 2022, we had $10.0 million recorded for the book value of the undeveloped leasehold costs associated with the Block P license. We have completed a feasibility study of a standalone production development opportunity of the Venus discovery on Block P. On July 15, 2022 VAALCO, on behalf of itself and Guinea Ecuatorial de Petroleós (“GEPetrol”), submitted to the EG MMH a plan of development for the Venus development in Block P. The other Block P joint venture owner, Atlas Petroleum International Limited, opted not to participate in the plan of development. As a result, VAALCO will hold an 80% working interest in the Venus development in Block P and GEPetrol will hold a 20% carried interest. The Block P production sharing contract provides for a development and production period of 25 years from the date of approval of a development and production plan.

DISCONTINUED OPERATIONS-ANGOLA

In November 2006, we signed a production sharing contract for Block 5 offshore Angola (“PSA”). Our working interest is 40%, and we carried Sonangol P&P, for 10% of the work program. On September 30, 2016, we notified Sonangol P&P that we were withdrawing from the joint operating agreement effective October 31, 2016. On November 30, 2016, we notified the national concessionaire, Sonangol E.P. that we were withdrawing from the PSA. Further to our decision to withdraw from Angola, we have closed our office in Angola and do not intend to conduct future activities in Angola. As a result of this strategic shift, the Angola segment has been classified as discontinued operations in the Financial Statements for all periods presented. See Note 3 to the Financial Statements. For the three and six months ended June 30, 2022 and 2021, the Angola segment did not have a material impact on our financial position, results of operations, cash flows and related disclosures.

CAPITAL RESOURCES AND LIQUIDITY

Cash Flows

Our cash flows for the six months ended June 30, 2022 and 2021 are as follows:

	Six Months Ended June 30,
	2022	2021	Increase (Decrease) in 2022 over 2021
	(in thousands)
Net cash provided by operating activities before changes in operating assets and liabilities	$65,969	$26,856	$39,113
Net change in operating assets and liabilities	3,076	(13,644)	16,720
Net cash provided by continuing operating activities	69,045	13,212	55,833
Net cash used in discontinued operating activities	(38)	(52)	14
Net cash provided by operating activities	69,007	13,160	55,847

Net cash used in investing activities	(60,278)	(26,806)	(33,472)

Net cash used in financing activities	(5,922)	(115)	(5,807)
Net change in cash, cash equivalents and restricted cash	$2,807	$(13,761)	$16,568

The $39.1 million increase in net cash provided by our operating activities, before changes in operating assets was due to more crude oil sold along with higher prices realized in 2022 compared to the same period in 2021 partially offset by higher production costs and general and administrative expense. Also contributing to the change are positive contributions from deferred taxes. The net increase in changes provided by operating assets and liabilities of $16.7 million for the six months ended June 30, 2022 compared to the same period of 2021 was primarily related to changes in prepayments and other, increases in foreign income taxes payable, and accrued liabilities which was partially offset by increases in receivables, and crude oil inventory.

The $33.5 million increase in net cash used in investing activities during the six months ended June 30, 2022 was due to increases in capital spending in 2022 for the Etame 8-H well, the Avouma 3H-ST well, ETBSM 1HB-ST well, the Etame field reconfiguration and other items to support the 2021/2022 drilling campaign. For the six months ended June 30, 2021, cash used in investing activities was mainly due to cash used in the purchase of Sasol’s interest in the Etame Block.

Net cash used in financing activities during the six months ended June 30, 2022 included $3.9 million for dividend distributions, $0.8 million for treasury stock repurchases, as a result of tax withholding on options exercised and vested restricted stock as discussed in Note 15 to our condensed consolidated financial statements, $1.5 million of costs capitalized associated with our credit facility and $0.1 million of principal payments on our finance leases partially offset by $0.3 million in proceeds from options exercised. For the six months ended June 30, 2021, cash used in financing activities was mainly due to cash used in the purchase of treasury shares partially offset by proceeds received from options exercised.

Capital Expenditures

For the six months ended June 30, 2022 we had accrual basis capital expenditures attributable to continuing operations of $69.9 million compared to $4.3 million accrual basis capital expenditures in 2021, excluding the Sasol acquisition. For the six months ended June 30, 2022, our efforts were focused on spending related to the 2021/2022 drilling campaign and Etame field reconfigurations and FSO projects. During the same time in 2021, our spending was concentrated on the Sasol acquisition and obtaining certain long lead items for the 2021/2022 drilling campaign.

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

Due to the inherent volatility in crude oil prices, we use commodity derivative instruments such as swaps and costless collars to hedge price risk associated with a portion of our anticipated crude oil production. These instruments allow us to reduce, but not eliminate, the potential effects of variability in cash flow from operations due to fluctuations in commodity prices. The instruments provide only partial protection against declines in crude oil prices and may limit our potential gains from future increases in prices. None of these instruments are used for trading purposes. We do not speculate on commodity prices but rather attempt to hedge physical production by individual hydrocarbon product in order to protect returns. We have not designated any of our derivative contracts as fair value or cash flow hedges. The changes in fair value of the contracts are included in the condensed consolidated statement of operations. We record such derivative instruments as assets or liabilities in the condensed consolidated balance sheet.

See the table below for the unexpired contracts.

Settlement Period	Type of Contract	Index	Average Monthly Volumes	Weighted Average Price	Weighted Average Put Price	Weighted Average Call Price
			(Bbls)	(per Bbl)	(per Bbl)	(per Bbl)
July 2022 to September 2022	Swaps	Dated Brent	125,000	$76.53	—	—
October 2022 to December 2022	Collars	Dated Brent	109,000	—	$70.00	$122.00

Pursuant to the Facility entered into in May 2022, we are required to hedge a portion of our anticipated oil production at the time we draw down on the Facility.

Cash on Hand

At June 30, 2022, we had unrestricted cash of $53.1 million. We invest cash not required for immediate operational and capital expenditure needs in short-term money market instruments primarily with financial institutions where we determine our credit exposure is negligible. As operator of the Etame Marin block in Gabon, we enter into project-related activities on behalf of our working interest joint venture owners. We generally obtain advances from joint venture owners prior to significant funding commitments. Our cash on hand will be utilized, along with cash generated from operations, to fund our operations.

We currently sell our crude oil production from Gabon under a term contract that began in January 2020 and ends in July 2022. Pricing under this contract is based upon an average of Dated Brent in the month of lifting, adjusted for location and market factors. Pursuant to the COMSA, from August 2022 through the Final Maturity Date of the Facility, all of our crude oil produced from the Etame G4-160 Block offshore Gabon will be bought and marketed by Glencore, with pricing based upon an average of Dated Brent in the month of lifting, adjusted for location and market factors.

Capital Resources, Liquidity and Cash Requirements

Historically, our primary source of liquidity has been cash flows from operations and our primary use of cash has been to fund capital expenditures for development activities in the Etame Marin block. We continually monitor the availability of capital resources, including equity and debt financings that could be utilized to meet our future financial obligations, planned capital expenditure activities and liquidity requirements including those to fund opportunistic acquisitions. For example, we recently took actions to improve our liquidity position by entering into the Facility Agreement. We believe that the recent Facility significantly improves our financial flexibility and our ability to achieve accretive growth by providing access to cash if required for potential future development programs or to fund inorganic acquisition opportunities. Our future success in growing proved reserves, production and balancing the long-term development of our assets with a focus on generating attractive corporate-level returns will be highly dependent on the capital resources available to us.

Based on current expectations, we believe we have sufficient liquidity through our existing cash balances and cash flow from operations to support our current cash requirements, including those related to our 2021/2022 drilling program and our ability to fund the FPSO through September 2022, the FSO charter, as well as transaction expenses associated with the TransGlobe acquisition, through September 2023. However, our ability to generate sufficient cash flow from operations or fund any potential future acquisitions, consortiums, joint ventures or pay dividends for other similar transactions depends on operating and economic conditions, some of which are beyond our control. If additional capital is needed, we may not be able to obtain debt or equity financing on terms favorable to us, or at all. We are continuing to evaluate all uses of cash, including opportunistic acquisitions, and whether to pursue growth opportunities and whether such growth opportunities, additional sources of liquidity, including equity and/or debt financings, are appropriate to fund any such growth opportunities.

RBL Facility Agreement and Available Credit

On May 16, 2022, VAALCO Gabon (Etame), Inc. entered into Facility Agreement by and among VAALCO, VAALCO Gabon, Glencore, the Law Debenture Trust Corporation P.L.C. and the Lenders, providing for a senior secured reserve-based revolving credit facility in an aggregate maximum principal amount of up to $50.0 million (the “Initial Total Commitment”). In addition, subject to certain conditions, the Borrower may agree with any Lender or other bank or financial institution to increase the total commitments available under the Facility by an aggregate amount not to exceed $50.0 million. Beginning October 1, 2023 and thereafter on April 1 and October 1 of each year during the term of the Facility, the Initial Total Commitment, as increased by any Additional Commitment, will be reduced by $6.25 million.

The Facility provides for determination of the borrowing base asset based on our proved producing reserves and a portion of our proved undeveloped reserves. The borrowing base is determined and redetermined by the Lenders on March 31 and September 30 of each year. The Borrower’s obligations under the Facility Agreement are guaranteed by Guarantors and secured by interests, rights, activities, assets, entitlements, and development in the Etame Marin Permit (Block G64-160) Field and any other assets which are approved by the Majority Lenders (as defined in the Facility Agreement).

Each loan under the Facility will bear interest at a rate equal to LIBOR plus a margin (the “Applicable Margin”) of (i) 6.00% until the third anniversary of the Facility Agreement or (ii) 6.25% from the third anniversary of the Facility Agreement until the Final Maturity Date (defined below).

Pursuant to the Facility Agreement, we shall pay to Glencore for the account of each Lender a quarterly commitment fee equal to (i) 35% per annum of the Applicable Margin on the daily amount by which the lower of the total commitments and the borrowing base amount exceeds the amount of all outstanding utilizations under the Facility, plus (ii) 20% per annum of the Applicable Margin on the daily amount by which the total commitments exceed the borrowing base amount. The Borrower is also required to pay customary arrangement and security agent fees.

The Facility Agreement contains certain debt covenants, including that, as of the last day of each calendar quarter, (i) the ratio of Consolidated Total Net Debt to EBITDAX (as each term is defined in the Facility Agreement) for the trailing 12 months shall not exceed 3.0x and (ii) consolidated cash and cash equivalents shall not be lower than $10.0 million. As of June 30, 2022, our borrowing base was $50.0 million. The amount we are able to borrow with respect to the borrowing base is subject to compliance with the financial covenants and other provisions of the Facility Agreement. We were in compliance with all debt covenants at June 30, 2022. As of June 30, 2022, we had no outstanding borrowings under the facility.

The Facility will mature on the earlier of (i) the fifth anniversary of the date on which all conditions precedent to the first utilization of the Facility have been satisfied and (ii) the Reserve Tail Date (as defined in the Facility Agreement) (the “Final Maturity Date”).

Cash Requirements

Our material cash requirements generally consist of operating leases, purchase obligations, capital projects and 3D seismic processing, the Sasol Acquisition, the TransGlobe acquisition transaction costs, and abandonment funding, each of which is discussed in further detail below.

Sasol Acquisition – As a result of completing the Sasol Acquisition on February 25, 2021, our obligations with respect to development activities in the Etame have increased based on the increase in our working interest in the Etame from 31.1 % at December 31, 2020, to 58.8%. As a result of the Sasol Acquisition, the net portion of production and costs relating to the Etame operations increased from 31.1% to 58.8%. Reserves, production and financial results for the interests acquired in the Sasol Acquisition have been included in VAALCO’s results for periods after February 25, 2021.

FSO Agreements – We are currently a party to an FPSO charter for the production and storage of all of the crude oil that we produce. This contract will expire in September 2022. We are currently working with the FPSO charterer regarding timing for commencing shutdown of production, schedule for decommissioning and associated costs. On August 31, 2021, we and our Etame co-venturers approved the Bareboat Contract and Operating Agreement with World Carrier to replace the existing FPSO with a FSO unit at the Etame Marin block offshore Gabon. Pursuant to the Bareboat Charter, World Carrier will provide use of the Teli vessel to VAALCO Gabon for an initial eight-year term, subject to optional two successive one-year extensions. Pursuant to the Operating Agreement, VAALCO Gabon agreed to engage World Carrier for the purposes of maintaining and operating the FSO on its behalf in accordance with the specifications therein and to provide other services to VAALCO Gabon in connection with the operation and maintenance of the FSO. As consideration for the performance by World Carrier of the Operator Services, VAALCO Gabon agreed to pay a daily operating fee (to be paid monthly) beginning on the date of issuance of the Fit to Receive Certificate (as defined in the Operating Agreement) until the end of the term, with such term being the same as the term in the Bareboat Charter.

The FSO Agreements require a prepayment of $2 million gross ($1.2 million net to VAALCO) in 2021 and $5 million gross ($3.2 million net) in 2022 of which $6 million will be recovered against future rentals. In addition, VAALCO Gabon agreed to pay a daily hire rate at certain rates specified therein, with such hire rate being based on the year within the term.

In connection with the implementation of the FSO, we are required to incur certain Etame field configuration expenses in order to facilitate the FSO. Current total field conversion estimates are $66 to $80 million gross ($42 to $51 million net to VAALCO).

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

Drilling Program – We commenced the 2021/2022 drilling campaign in December 2021 with the drilling of the Etame 8H-ST development well. In February of 2022 we completed the drilling of the Etame 8H-ST well and moved the drilling rig to the Avouma platform to drill the Avouma 3H-ST development well, which targeted the Gamba reservoir. The initial flow rate of the ETAME 8H-ST well was 5,000 gross barrels of oil per day ("BOPD"), 2,560 BOPD net to VAALCO’s 58.8% working interest in 2022. In April 2022, the Avouma 3H-ST well was completed and brought online with an initial production rate of approximately 3,100 gross BOPD, 1,589 BOPD net to VAALCO’s 58.8% working interest in 2022.

In July 2022 we completed the ETBSM 1HB-ST well on the Avouma platform, targeting the Gamba reservoir and also testing the Dentale formation. The section of the Gamba sand encountered was not economically viable to complete in this wellbore. However, we did discover two potential zones, The Dentale D1 and Dentale D9 zones for development. The well was completed in the Dentale D1 formation and brought online in July with an initial production rate of approximately 293-390 gross BOPD,  150-200 BOPD net to VAALCO’s 58.8% working interest in 2022. We plan to evaluate and recomplete the D9 zone during the next drilling campaign.

Following the completion of the ETBSM 1HB-ST well, the rig was mobilized to the Southeast Etame North Tchibala Platform to drill the North Tchibala  ETBSM 2H-ST well, targeting the Dentale formation, which is productive in other areas in the Etame license. This mobilization was delayed by two weeks due to weather and the rig began operations on the well in late July. After setting up the equipment and completing operations to re-enter the well, VAALCO began drilling the ETBSM 2H-ST well on August 8th.

In July 2022, we elected to exercise our options on the rig contract time to allow us to drill an additional two wells.

We estimate the range of cost of the 2021/2022 drilling program with six wells to be between $174 million to $213 million gross, or $111 million to $135 million, net to VAALCO’s 63.6% participating interest with about $70 million to about $85 million gross expected in the second half of 2022, or about $44 million to $54 million net to VAALCO.

TransGlobe Merger – On July 13, 2022, we entered into an Arrangement Agreement with VAALCO Energy Canada ULC, an Alberta unlimited liability company and an indirect wholly owned subsidiary of VAALCO, and TransGlobe, an Alberta corporation, pursuant to which, among other things, AcquireCo agreed to acquire all of the issued and outstanding common shares of TransGlobe, with TransGlobe continuing as a direct wholly owned subsidiary of AcquireCo and an indirect wholly-owned subsidiary of VAALCO. The aggregate consideration for the Arrangement is approximately $307 million. The $307 million aggregate consideration is estimated from VAALCO's share price of $6.23 at the close of business on July 13, 2022 multiplied by the exchange ration negotiated with TransGlobe of 0.6727 shares of VAALCO's stock for each TransGlobe share multiplied by the number of TransGlobe outstanding shares of 73,309,064. The Arrangement is subject to the approval by at least 66 2/3% of the votes cast by the holders of TransGlobe shares present in person or represented by proxy at a special meeting of the holders of the TransGlobe shares to be called to consider the Arrangement. The Arrangement is also subject to the approval of the holders of a majority of shares of our common stock who, being present or voting by proxy and entitled to vote at the VAALCO stockholders meeting, cast votes affirmatively or negatively on the VAALCO share issuance resolution. We will also propose to amend its certificate of incorporation to increase the size of its authorized share capital in order to issue the VAALCO shares. Approval of this proposed amendment will be required by the holders of a majority of the outstanding shares of our common stock entitled to vote at the VAALCO stockholders meeting. The Arrangement Agreement provides for mutual termination fees of $9.15 million in the event the Arrangement Agreement is terminated by either party in certain circumstances specified therein.

Dividend Policy – On November 3, 2021, we announced that our board of directors adopted of a quarterly cash dividend policy of an expected $0.0325 per common share commencing in the first quarter of 2022.

On March 18, 2022, we paid a quarterly cash dividend of $0.0325 per share of common stock to the stockholders of record at the close of business on February 18, 2022. On June 24, 2022, we paid a quarterly cash dividend of $0.0325 per share of common stock to the stockholders of record at the close of business on May 25, 2022. On August 5, 2022, we announced that the board of directors had declared a quarterly cash dividend of $0.0325 per share of common stock, payable on September 23, 2022 to stockholders of record at the close of business on August 24, 2022.

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

Commodity Prices – Historically, the markets for oil and natural gas have been volatile. Oil, natural gas and NGL prices are subject to wide fluctuations in supply and demand. Our cash flows from operations may be adversely impacted by volatility in crude oil prices, a decrease in demand for crude oil and future production cuts by OPEC+. In July 2021, OPEC+ agreed to increase production beginning in August 2021 to phase out a portion of the prior production cuts. Brent crude prices were approximately $120 per barrel as of June 30, 2022. The decision to increase production was reaffirmed by an OPEC+ meeting held on June 30, 2022.

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

Hedging

We seek to mitigate the impact of volatility in crude oil prices through hedging. See the table below for the unexpired contracts.

Settlement Period	Type of Contract	Index	Average Monthly Volumes	Weighted Average Price	Weighted Average Put Price	Weighted Average Call Price
			(Bbls)	(per Bbl)	(per Bbl)	(per Bbl)
July 2022 to September 2022	Swaps	Dated Brent	125,000	$76.53	—	—
October 2022 to December 2022	Collars	Dated Brent	109,000	—	$70.00	$122.00

Pursuant to the Facility entered into in May 2022, we are required to hedge a portion of our anticipated oil production at the time that we draw down on the Facility.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies subsequent to December 31, 2021.

NEW ACCOUNTING STANDARDS

See Note 2 to the condensed consolidated financial statements.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

Net income for the three months ended June 30, 2022 was $15.1 million compared to net income of $5.9 million for the same period of 2021. See discussion below for changes in revenue and expense.

Crude oil and natural gas revenues increased $64.0 million, or approximately 136%, during the three months ended June 30, 2022 compared to the same period of 2021. The increase in revenue is attributable to more crude oil sold and higher sales prices for the three months ended June 30, 2022.

	Three Months Ended June 30,
	2022	2021	Increase/(Decrease)
	(in thousands except per bbl information)
Net crude oil sales volume (MBbls)	958	642	316
Average crude oil sales price (per Bbl)	$113.38	$69.61	$43.77

Net crude oil revenue	$110,985	$47,023	$63,962

Operating costs and expenses:
Production expense	25,475	16,419	9,056
Exploration expense	67	665	(598)
Depreciation, depletion and amortization	8,191	5,810	2,381
General and administrative expense	3,534	4,734	(1,200)
Bad debt expense	571	395	176
Total operating costs and expenses	37,838	28,023	9,815
Other operating expense, net	—	(126)	126
Operating income	$73,147	$18,874	$54,273

The revenue changes in the three months ended June 30, 2022 compared to the same period in 2021 identified as related to changes in price or volume, are shown in the table below:

(in thousands)
Price (1)	$41,932
Volume	21,997
Other	33
$63,962
(1)	The price in the table above excludes revenues attributed to carried interests

The table below shows net production, sales volumes and realized prices for both periods.

	Three Months Ended June 30,
	2022	2021
Gabon net crude oil production (MBbls)	838	730
Gabon net crude oil sales (MBbls)	958	642

Average realized crude oil price ($/Bbl)	$113.38	$69.61
Average Dated Brent spot price* ($/Bbl)	113.84	68.98

*Average of daily Dated Brent spot prices posted on the U.S. Energy Information Administration website.

Crude oil sales are a function of the number and size of crude oil liftings in each quarter from the FPSO, and thus, crude oil sales do not always coincide with volumes produced in any given quarter. We made four liftings during the three months ended June 30, 2022 and two liftings during the three months June 30, 2021. Our share of crude oil inventory aboard the FPSO, excluding royalty barrels, was approximately 45,794 barrels and 133,704 barrels at June 30, 2022 and 2021, respectively.

Production expenses increased $9.1 million, or approximately 55.2%, for the three months ended June 30, 2022 compared to the same period in 2021. The increase in expense was primarily related to higher boat expense, chemical costs, personnel costs, and domestic market obligation (“DMO”) costs. On a per barrel basis, production expense, excluding workover expense, for the three months ended June 30, 2022 increased to $26.58 per barrel from $25.02 per barrel for the three months ended June 30, 2021 primarily as a result of higher costs incurred in 2022. While we have not experienced any material operational disruptions associated with the current worldwide COVID-19 pandemic, we have incurred approximately $0.5 million and $0.8 million in higher costs related to the proactive measures taken in response to the pandemic for each of the three months ended June 30, 2022 and 2021, respectively partially offset by lower crude oil inventory costs.

Exploration expense decreased $0.6 million due to incurring minimal amounts for seismic reprocessing costs for the three months ended June 30, 2022 while we incurred seismic processing costs prior to the start of the 2021/2022 drilling campaign during the same period in 2021.

Depreciation, depletion and amortization costs increased $2.4 million, or approximately 41.0% due to the higher depletable base as a result of capital expenditures related to the 2021/2022 drilling program.

General and administrative expenses decreased $1.2 million, or 25.4% for the three months ended June 30, 2022 compared to the same period in 2021. The decrease in general and administrative expenses is primarily related to severance costs of key personnel incurred during the three months ended June 30, 2021.

Bad debt expense increased by $0.2 million, or 44.6%, to $0.6 million for the three months ended June 30, 2022 compared to the same period 2021. The increase is a result of increased spend as a result of the 2021/2022 drilling campaign. The bad debt expense and related allowance account associated with the TVA balance has also increased as we have received no payments related to these balances in 2022.

Other operating income (expense), net for the three months ended June 30, 2022 and for the three months ended June 30, 2021 was not material to our results.

Derivative instruments loss, net is attributable to our swaps as discussed in Note 8 to the condensed consolidated financial statements. Derivative losses decreased $0.4 million to a loss of $9.6 million for the three months ended June 30, 2022 compared to the same period in 2021. Derivative losses are a result of the increase in the price of Dated Brent crude oil over the initial strike price per barrel of the option over the three months ended June 30,2022 and 2021, respectively. Every quarter in 2021 and continuing in 2022 Dated Brent crude oil prices have increased. Our derivative instruments currently cover a portion of our production through September 2022.

Interest (expense) income, net decreased $0.1 million to an expense of $0.1 million for the three months ended June 30, 2022 from income of $0.0 million during the same period in 2021. Net interest expense for the three months ended June 30, 2022, includes commitments fees incurred on the Facility, amortization of debt issue costs related to the Facility and interest associated with our finance leases partially offset by interest income.

Other (expense) income, net increased $1.9 million to an expense of $2.1 million for the three months ended June 30, 2022 from an expense of $0.2 million for the three months ended June 30, 2021. Other (expense) income, net normally consists of foreign currency losses as discussed in Note 1 to the condensed consolidated financial statements.  However for the three months ended June 30, 2022 also included in other (expense) income, net is $1.2 million of transactions costs associated with the Arrangement with TransGlobe.

Income tax expense (benefit) for the three months ended June 30, 2022 was an expense of $46.3 million. This is comprised of current tax expense of $20.4  million and $25.9 million of deferred tax expense. Income tax expense (benefit) for the three months ended June 30, 2021 was $2.8 million of expense. This is comprised of $3.3 million of deferred tax benefit and a current tax expense of $6.1 million. See Note 16 to the condensed consolidated financial statements for further information.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

Net income for the six months ended June 30, 2022 was $27.3 million compared to net income of $15.8 million for the same period of 2021. See discussion below for changes in revenue and expense.

Crude oil and natural gas revenues increased $92.8 million, or approximately 107.0%, during the six months ended June 30, 2022 compared to the same period of 2021. The increase in revenue is attributable to more crude oil sold and higher sales prices and Sasol’s additional working interest for the full six months ended June 30, 2022.

	Six Months Ended June 30,
	2022	2021	Increase/(Decrease)
	(in thousands except per bbl information)
Net crude oil sales volume (MBbls)	1,574	1,261	313
Average crude oil sales price (per Bbl)	$111.92	$65.54	$46.38

Net crude oil revenue	$179,641	$86,797	$92,844

Operating costs and expenses:
Production expense	43,835	32,552	11,283
Exploration expense	194	807	(613)
Depreciation, depletion and amortization	12,864	9,958	2,906
General and administrative expense	8,528	9,281	(753)
Bad debt expense	1,063	496	567
Total operating costs and expenses	66,484	53,094	13,390
Other operating expense, net	(5)	(486)	481
Operating income (loss)	$113,152	$33,217	$79,935

The revenue changes in the six months ended June 30, 2022 compared to the same period in 2021 identified as related to changes in price or volume, are shown in the table below:

(in thousands)
Price (1)	$73,002
Volume	20,514
Other	(672)
$92,844
(1)	The price in the table above excludes revenues attributed to carried interests

The table below shows net production, sales volumes and realized prices for both periods.

	Six Months Ended June 30,
	2022	2021
Gabon net crude oil production (MBbls)	1,563	1,196
Gabon net crude oil sales (MBbls)	1,574	1,261

Average realized crude oil price ($/Bbl)	$111.92	$65.54
Average Dated Brent spot price* ($/Bbl)	107.59	64.95

*Average of daily Dated Brent spot prices posted on the U.S. Energy Information Administration website.

Crude oil sales are a function of the number and size of crude oil liftings in each quarter from the FPSO, and thus, crude oil sales do not always coincide with volumes produced in any given quarter. We made six liftings during the six months ended June 30, 2022 and five liftings during the six months ended June 30, 2021. The six months ended June 30, 2022 includes Sasol’s interest for the entire period while during the same period in 2021, Sasol’s interest was included after the acquisition date, February 25, 2021. Our share of crude oil inventory aboard the FPSO, excluding royalty barrels, was approximately 45,794 barrels and 133,704 barrels at June 30, 2022 and 2021, respectively.

Production expenses increased $11.3 million, or approximately 34.7%, for the six months ended June 30, 2022 compared to the same period in 2021. The increase in expense was primarily related to higher FPSO costs, boat expense, chemical costs, personnel costs, and domestic market obligation (“DMO”) costs. On a per barrel basis, production expense, excluding workover expense, for the six months ended June 30, 2022 increased to $27.85 per barrel from $25.52 per barrel for the six months ended June 30, 2021 primarily as a result of higher costs experienced in 2022. While we have not experienced any material operational disruptions associated with the current worldwide COVID-19 pandemic, we have incurred approximately $1.4 million for the six months ended June 30, 2022 and $1.4 million in higher costs for the six months ended June 30, 2021 related to the proactive measures taken in response to the pandemic.

Exploration expense decreased $0.6 million due to incurring minimal amounts for seismic reprocessing costs for the six months ended June 30, 2022 while we incurred seismic processing costs prior to the start of the 2021/2022 drilling campaign during the same period in 2021.

Depreciation, depletion and amortization costs increased $2.9 million, or approximately 29.2% due to the higher depletable base as a result of capital expenditures related to the 2021/2022 drilling program.

General and administrative expenses decreased $0.8 million, or approximately 8.1% in the six months ended June 30, 2022 compared to the same period of 2021. The decrease in expense was primarily related to lower corporate salary and wages of $2.7 million, lower legal fees of $0.5 million and lower SARSs expense of $0.4 million.  These decreases were partially offset by higher professional fees of $1.2 million, higher travel costs of $0.3 million, higher IT and office expenses of $0.3 million and higher equity expense of $0.6 million. SARs liability awards are measured at fair value. The primary driver of changes in the fair value of these awards is changes in our stock price.

Bad debt expense increased by $0.6 million, or 114.3%, to $1.1 million for the six months ended June 30, 2022 compared to the same period of 2021. The increase is a result of increased spending as a result of the 2021/2022 drilling campaign. The bad debt expense and related allowance account associated with the TVA balance has also increased as we have received no payments related to these balances in 2022.

Other operating income (expense), net for the six months ended June 30, 2022 was not material to our results and for the six months ended June 30, 2021 the $0.5 million in Other, net included the $0.4 million difference between the fair value of the contingent consideration paid to Sasol in April 2021, $5.0 million, and the fair value of the contingent consideration on the closing date of the Sasol acquisition, $4.6 million.

Derivative instruments loss, net is attributable to our swaps as discussed in Note 8 to the condensed consolidated financial statements. Derivative losses increased $25.4 million to a loss of $41.3 million for the six months ended June 30, 2022 compared to the same period of 2021. Derivative losses are a result of the increase in the price of Dated Brent crude oil over the initial strike price per barrel of the option over the six months ended June 30,2022 and 2021, respectively. Every quarter in 2021 and continuing in 2022 Dated Brent crude oil process have increased. Since VAALCO owes the counterparty for any Dated Brent price over the initial per barrel value and we continued to place on additional hedges in 2021 and 2022, the loss associated with the derivates have increased. Our derivative instruments currently cover a portion of our production through September 2022.

Interest (expense) income, net decreased $0.1 million to an expense of $0.1 million for the six months ended June 30, 2022 from income of $0.0 million during the same period in 2021. Net interest expense for the six months ended June 30, 2022, includes commitments fees incurred on the Facility, amortization of debt issue costs related to the Facility and interest associated with our financial leases partially offset by interest income.

Other (expense) income, net for the six months ended June 30, 2022 decreased $7.2 million to an expense of $2.8 million for the six months ended June 30, 2022 compared to $4.4 million of income in the same period of 2021. Other (expense) income, net normally consists of foreign currency losses as discussed in Note 1 to the condensed consolidated financial statements. For the six months ended June 30, 2022, the $2.8 million of expense includes $1.2 million of transactions costs associated with the Arrangement with TransGlobe. For the six months ended June 30, 2021, the $4.4 million of income in Other (expense) income, net, is primarily attributable to $7.7 million for the bargain purchase gain and expenses of $2.2 million for the difference in book to tax basis caused by the bargain purchase gain associated with the acquisition of Sasol's interest and $1.0 million for an acquisition success fee.

Income tax expense (benefit) for the six months ended June 30, 2022 was an expense of $41.6 million. This is comprised of current tax expense of $26.1  million and $15.5 million of deferred tax expense. Income tax expense (benefit) for the six months ended June 30, 2021 was $5.9 million of expense. This is comprised of $3.7 million of deferred tax benefit and a current tax expense of $9.6 million. See Note 16 to the condensed consolidated financial statements for further information

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

We are exposed to market risk, including the effects of adverse changes in commodity prices, foreign exchange rates and interest rates as described below.

FOREIGN EXCHANGE RISK

Our results of operations and financial condition are affected by currency exchange rates. While crude oil sales are denominated in U.S. dollars, portions of our costs in Gabon are denominated in the local currency (the Central African CFA Franc, or XAF), and our VAT receivable as well as certain liabilities in Gabon are also denominated in XAF. A weakening U.S. dollar will have the effect of increasing costs while a strengthening U.S. dollar will have the effect of reducing costs. For our VAT receivable in Gabon, a strengthening U.S. dollar will have the effect of decreasing the value of this receivable resulting in foreign exchange losses, and vice versa. The Gabon local currency is tied to the Euro. The exchange rate between the Euro and the U.S. dollar has historically fluctuated in response to international political conditions, general economic conditions and other factors beyond our control. As of June 30, 2022, we had net monetary assets of $23.0 million (XAF 14,430.1 million) denominated in XAF. A 10% weakening of the CFA relative to the U.S. dollar would have a $2.1 million reduction in the value of these net assets. For the three and six months ended June 30, 2022, we had expenditures of approximately $8.7 million and $16.0 million (net to VAALCO), respectively, denominated in XAF.

COUNTERPARTY RISK

We are exposed to market risk on our open derivative instruments related to potential nonperformance by our counterparty. To mitigate this risk, we enter into such derivative contracts with creditworthy financial institutions deemed by management as competent and competitive market makers.

COMMODITY PRICE RISK

Our major market risk exposure continues to be the prices received for our crude oil and natural gas production. Sales prices are primarily driven by the prevailing market prices applicable to our production. Market prices for crude oil and natural gas have been volatile and unpredictable in recent years, and this volatility may continue. Sustained low crude oil and natural gas prices or a resumption of the decreases in crude oil and natural gas prices could have a material adverse effect on our financial condition, the carrying value of our proved reserves, our undeveloped leasehold interests and our ability to borrow funds and to obtain additional capital on attractive terms. If crude oil sales were to remain constant at the most recent quarterly sales volumes of 958 MBbls, a $5 per Bbl decrease in crude oil price would be expected to cause a $4.8 million decrease per quarter in revenues and operating income (loss) and a $4.3 million decrease per quarter in net income (loss).

As of June 30, 2022, we had unexpired derivative instruments outstanding covering 375 MBbls of production through September 2022. On July 25, 2022 we entered into a commodity collar arrangement for a quantity of 326 MBbls for the period of October through December 2022.  These instruments were intended to be an economic hedge against declines in crude oil prices; however, they were not designated as hedges for accounting purposes. See Note 8 to our condensed consolidated financial statements for further discussion.

Interest Rate Sensitivity

Changes in market interest rates affect the amount of interest on our Facility. However as of June 30,2022 we had no amounts drawn under the facility. The commitment fees on the undrawn availability under the Facility are not subject to changes in interest rates. Additionally, changes in market interest rates could impact interest costs associated with any future debt issuances.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The evaluation was performed with the participation of senior management, under the supervision of the principal executive officer and principal financial officer. Based on their evaluation as of June 30, 2022, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For a discussion of our potential risks and uncertainties, see the information in Item 1A. “Risk Factors” in our 2021 Form 10-K. Except as provided below, there have been no material changes in our risk factors from those described in our 2021 Form 10-K.

Risks Related to the Arrangement with TransGlobe

The Arrangement with TransGlobe may not be consummated, and the Arrangement Agreement may be terminated in accordance with its terms.

On July 13, 2022, we entered into the Arrangement Agreement with TransGlobe to acquire all of the issued and outstanding common shares of TransGlobe. The Arrangement is subject is subject to approval by the Court of Queen’s Bench of Alberta, the stockholders of VAALCO and the shareholders of TransGlobe, among other customary conditions for a transaction of this nature and size.

The closing of the Arrangement is conditioned on the adoption of (i) the TransGlobe Resolution by the affirmative vote of two-thirds of the TransGlobe shareholders who vote (in person or by proxy) at the TransGlobe meeting and, if required under Canadian securities laws, a simple majority of the votes cast on the TransGlobe Resolution by TransGlobe shareholders who vote (in person or by proxy) at the TransGlobe meeting after excluding the votes cast by those persons whose votes are required to be excluded in accordance with Multilateral Instrument 61-101 -

Protection of Minority Security Holders in Special Transactions

(the “TransGlobe Shareholder Approval”); and (ii)(A) the VAALCO Share Issuance Resolution by the affirmative vote of the holders of a majority of shares of VAALCO Common Stock who, being present or voting by proxy and entitled to vote at the VAALCO stockholders meeting, cast votes affirmatively or negatively on the VAALCO Share Issuance Resolution; and (B) the VAALCO Amendment Resolution by the affirmative vote of the holders of a majority of the outstanding shares of VAALCO Common Stock entitled to vote at the VAALCO stockholders meeting (the “VAALCO Stockholder Approval”). Consummation of the Arrangement is also subject to other customary closing conditions, including, among others, the accuracy of the other party’s representations and warranties (subject to certain materiality qualifications), and the other party’s compliance with its covenants and agreements contained in the Arrangement Agreement.

We can provide no assurance that the required approvals will be obtained or that the required conditions to closing will be satisfied. These conditions to the completion of the Arrangement, some of which are beyond our control, may not be satisfied or waived in a timely manner or at all, and, accordingly, consummation of the Arrangement may be delayed or may not be completed at all. Any delay in completing the Arrangement could cause the combined business not to realize, or to be delayed in realizing, some or all of the benefits that we expect to achieve if the Arrangement is successfully completed within its expected timeframe. If the transactions contemplated by the Arrangement Agreement are not completed for any reason, our ongoing businesses and financial results may be adversely affected.

Additionally, if the Arrangement Agreement is terminated under certain circumstances specified therein, we may be required to pay TransGlobe a termination fee in the amount of $9.15 million and reimburse TransGlobe for certain out-of-pocket expenses (up to an aggregate maximum amount of $2.0 million).

The termination of the Arrangement Agreement could negatively impact our business or result in our having to pay a termination fee.

If the Arrangement is not completed for any reason, including as a result of a failure to obtain the required approvals from our stockholders or TransGlobe’s shareholders, our ongoing business may be adversely affected and, without realizing any of the expected benefits of having completed the Arrangement, we would be subject to a number of risks, including the following:

●	we may experience negative reactions from the financial markets, including negative impacts on our stock price;
●	we may experience negative reactions from our customers, distributors, suppliers, vendors, joint venture owners and other third parties with whom we do business, as well as our employees; and
●

we may be required to pay all fees, costs and expenses incurred by us in connection with the Arrangement Agreement and the Plan of Arrangement, including all costs, expenses and fees incurred by us prior to or after the effective date of the Arrangement in connection with, or incidental to, the Plan of Arrangement, regardless of whether or not the Arrangement is completed.

Additionally, the Arrangement Agreement provides that, upon termination of the Arrangement Agreement under certain circumstances, we or TransGlobe, as the case may be, will be required to pay a termination fee to the other party (each a “Termination Fee”). We are required to pay a Termination Fee of $9.15 million to TransGlobe in the following circumstances:

●	if TransGlobe terminates the Arrangement Agreement because of a change in recommendation by our Board of Directors prior to the time VAALCO Stockholder Approval is obtained;
●	if either party terminates the Arrangement Agreement because of a failure to obtain the VAALCO Stockholder Approval following a change in recommendation by our Board of Directors; or
●

if (1) either party terminates the Arrangement Agreement because the transaction is not completed by the Outside Date (as defined in the Arrangement Agreement) or because of a failure to obtain the VAALCO Stockholder Approval; or (2) TransGlobe terminates the Arrangement Agreement because we have materially breached our representations, warranties or covenants, but only if, in each case, (i) prior to such termination, an acquisition proposal for VAALCO has been made or publicly announced (and is not withdrawn at least five business days before the VAALCO stockholder meeting); and (ii) on or prior to the 12 month anniversary following the date of termination, we consummate any acquisition proposal for VAALCO or enter into a definitive agreement in respect of an acquisition proposal for VAALCO, which is subsequently completed (whether or not on or prior to the 12 month anniversary of the date of such termination).

In addition, we may be required to reimburse TransGlobe for reasonable and documented out-of-pocket expenses (up to an aggregate maximum amount of $2.0 million) incurred subsequent to May 16, 2022 and prior to the termination.

Even if the Arrangement is consummated, we may not realize the anticipated benefits and synergies expected from the Arrangement.

The success of the Arrangement will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining our business with TransGlobe’s business. The anticipated benefits and estimates of future cost reductions, synergies, including pre-tax synergies, savings and efficiencies of the Arrangement may not be realized fully or at all, may take longer to realize than expected, may not be realized or could have other adverse effects that we do not currently foresee. The failure to realize the anticipated benefits and synergies expected from the Arrangement could adversely affect our business, financial condition and operating results. Some of the assumptions that we have made with respect to the Arrangement, such as estimates related to future exploration and the development, growth and potential of VAALCO’s and TransGlobe’s operations, project pipeline and investments, and schedule and anticipated benefits to be derived therefrom, our ability to effectively integrate assets and properties we may acquire as a result of the proposed Arrangement into VAALCO’s operations, the achievement of the anticipated benefits related to the geographic and asset diversification and the expected size, scale, inventory and financial strength of the Arrangement, may not be realized. The integration process may result in the loss of key employees, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies. In addition, there could be potential unknown liabilities and unforeseen expenses associated with the Arrangement that could adversely impact the combined business.

The business relationships of VAALCO and TransGlobe may be subject to disruption due to uncertainty associated with the Arrangement, which could have a material adverse effect on the business, financial condition, cash flows and results of operations of VAALCO or TransGlobe pending and following the Arrangement.

Regardless of whether the Arrangement is completed, the announcement and pendency of the Arrangement could cause disruptions in our business, which could have an adverse effect on our business and financial results, including as follows:

●

our and TransGlobe’s current and prospective employees may experience uncertainty about their future roles with the combined business or the operations of the combined business following the Arrangement, which might adversely affect the two companies’ abilities to retain key management and other personnel;

●

uncertainty regarding the completion of the Arrangement may cause parties with which we or TransGlobe do business, including customers, distributors, suppliers, vendors, landlords, joint venture owners and other third parties, to delay or defer certain business decisions or to decide to seek to terminate, change or renegotiate their relationships with us or TransGlobe; and

●

the Arrangement Agreement restricts us and our subsidiaries from taking specified actions during the pendency of the Arrangement without TransGlobe’s consent, which may prevent us from making appropriate changes to our business or organizational structure or prevent us from pursuing attractive business opportunities or strategic transactions that may arise prior to the completion of the Arrangement.

These disruptions could have a material and adverse effect on the business, financial condition, cash flows and results of operations, of VAALCO or TransGlobe, regardless of whether the Arrangement is completed, as well as a material and adverse effect on our ability to realize the expected cost savings and other benefits of the Arrangement. The risk, and adverse effects, of any disruption could be exacerbated by a delay in completion of the Arrangement or termination of the Arrangement Agreement.

In addition, we have and will continue to divert significant management resources in an effort to complete the Arrangement. If the Arrangement is not completed, we will have incurred significant costs, including the diversion of management resources, for which we will have received little or no benefit.

The Arrangement Agreement subjects us to restrictions on our business activities prior to the effective time of the Arrangement, limits our ability to pursue alternatives to the Arrangement and may discourage other companies from making a favorable alternative transaction proposal.

The Arrangement Agreement restricts VAALCO and TransGlobe from entering into certain corporate transactions and taking other specified actions without the consent of the other party, and generally requires each party to continue its operations in the ordinary course and in accordance with good oil and gas field and industry practice, until the earlier of the completion of the Arrangement or termination of the Arrangement Agreement. These restrictions could be in place for an extended period of time if completion of the Arrangement is delayed and could prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Arrangement.

In addition, each of VAALCO and TransGlobe is subject to customary restrictions on their respective abilities to solicit alternative acquisition proposals and to provide information to, or engage in discussions with, third parties regarding such proposals, except that each of VAALCO and TransGlobe is permitted in limited circumstances prior to the VAALCO Stockholder Approval or the TransGlobe Shareholder Approval, as applicable, to provide information to, and engage in discussions with, a party which has made an unsolicited acquisition proposal that the VAALCO or TransGlobe board of directors, as applicable, has determined constitutes or would reasonably be expected to constitute a TransGlobe Superior Proposal or VAALCO Superior Proposal, as applicable (each as defined in the Arrangement Agreement). Furthermore, in limited circumstances prior to the VAALCO Stockholder Approval or the TransGlobe Shareholder Approval, the boards of directors of each of VAALCO and TransGlobe, respectively, may effect a change of its respective recommendation in response to an applicable intervening event, if the respective board of directors determines in good faith that a failure to effect a change in recommendation would be inconsistent with such board of directors’ fiduciary duties.

As noted above, the Arrangement Agreement further provides that under specified circumstances, including after a change of recommendation by our Board of Directors and a subsequent termination of the Arrangement Agreement by TransGlobe prior to the time VAALCO Stockholder Approval is obtained, we may be required to pay TransGlobe a cash Termination Fee of $9.15 million or reimburse TransGlobe for reasonable and documented out-of-pocket expenses (up to an aggregate maximum amount of $2.0 million) incurred subsequent to May 16, 2022 and prior to the termination.

The failure to integrate the businesses and operations of VAALCO and TransGlobe successfully in the expected time frame may adversely affect the combined business’ future results.

The Arrangement involves the combination of two companies which currently operate, and until the completion of the Arrangement will continue to operate, as independent public companies. We can provide no assurances that our business and TransGlobe’s business can be integrated successfully. It is possible that the integration process could result in the loss of key VAALCO employees or key TransGlobe employees, the loss of customers, service providers, vendors or other business counterparties, the disruption of either company’s or both companies’ ongoing businesses, inconsistencies in standards, controls, procedures and policies, potential unknown liabilities and unforeseen expenses or delays associated with and following completion of the Arrangement or higher-than-expected integration costs and an overall post-completion integration process that takes longer than originally anticipated.

Furthermore, our Board of Directors and executive leadership immediately following the Arrangement will consist of former directors from each of VAALCO and TransGlobe and former executive officers from each of VAALCO and TransGlobe, respectively. Combining the boards of directors and management teams of each company into a single board and a single management team could require the reconciliation of differing priorities and philosophies.

The market price of our common stock may decline if large amounts of our common stock are sold following the TransGlobe acquisition.

The market price of our common stock may fluctuate significantly following completion of the Arrangement and holders of our common stock could lose some or all of the value of their investment. If the Arrangement is consummated, we will issue shares of our common stock to former TransGlobe shareholders. The Arrangement Agreement contains no restrictions on the ability of former TransGlobe shareholders to sell or otherwise dispose of such shares following completion of the Arrangement. Former TransGlobe shareholders may decide not to hold the shares of our common stock that they receive in the Arrangement, and our historic stockholders may decide to reduce their investment in VAALCO as a result of the changes to our investment profile as a result of the Arrangement. These sales of our common stock (or the perception that these sales may occur) could have the effect of depressing the market price for our common stock. In addition, our financial position after completion of the Arrangement may differ from our financial position before the completion of the Arrangement, and the results of our operations and/or cash flows after the completion of the Arrangement may be affected by factors different from those currently affecting our financial position or results of operations and/or cash flows, all of which could adversely affect the market price of our common stock. Furthermore, the stock market has experienced significant price and volume fluctuations in recent times which, if they continue to occur, could have a material adverse effect on the market for, or liquidity of, the VAALCO common stock, regardless of VAALCO’s actual operating performance.

The declaration, payment and amounts of dividends, if any, distributed to our stockholders following competition of the Arrangement will be uncertain.

Although each of VAALCO and TransGlobe has paid cash dividends on its respective shares of common stock in the past, our Board of Directors may determine not to declare dividends in the future or may reduce the amount of dividends paid in the future. Decisions on whether, when and in which amounts to declare and pay any future dividends will remain in the discretion of the full Board of Directors (as reconstituted following the Arrangement). Any dividend payment amounts will be determined by the Board of Directors, and it is possible that the Board of Directors may increase or decrease the amount of dividends paid in the future, or determine not to declare dividends in the future, at any time and for any reason. We expect that any such decisions will depend on the combined business’s financial condition, results of operations, cash balances, cash requirements, future prospects, the outlook for commodity prices and other considerations that the Board of Directors deems relevant, including, but not limited to:

●	whether we have enough cash to pay such dividends due to its cash requirements, capital spending plans, cash flows or financial position;
●	our desire to maintain or improve the credit ratings on any future debt; and
●	applicable restrictions under Delaware law.

Stockholders should be aware that they have no contractual or other legal right to dividends that have not been declared.

Lawsuits relating to the Arrangement may be filed against VAALCO and its directors or against TransGlobe and its directors in the future. An adverse ruling in any such lawsuit could result in an injunction preventing the completion of the Arrangement and/or substantial costs to VAALCO and TransGlobe.

Securities and fiduciary lawsuits are often brought against public companies that have entered into acquisition, merger or other business combination agreements like the Arrangement Agreement. Even if such a lawsuit is without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on VAALCO’s and TransGlobe’s respective liquidity and financial condition.

One of the conditions to the closing of the Arrangement is the absence of any law, injunction or other governmental order that prohibits the consummation of the Arrangement. Consequently, if a lawsuit is filed and the plaintiff is successful in obtaining an injunction prohibiting completion of the Arrangement, that injunction may delay or prevent the Arrangement from being completed within the expected timeframe or at all, which may adversely affect VAALCO’s and TransGlobe’s respective businesses, financial condition, cash flows and results of operations. In addition, either VAALCO or TransGlobe may terminate the Arrangement Agreement if a law or order comes into effect prohibiting or enjoining consummation of the Arrangement and such law or order has become final and non-appealable.

In the event of a lawsuit, we can provide no assurance that any of the defendants would be successful in the outcome of such lawsuit. The defense or settlement of any lawsuit or claim that remains unresolved at the time the Arrangement is completed may adversely affect VAALCO’s or TransGlobe’s business, financial condition, cash flows and results of operations.

Risks Related to the Facility Agreement

A significant level of indebtedness incurred under the Facility may limit our ability to borrow additional funds or capitalize on acquisition or other business opportunities in the future. In addition, the covenants in the Facility impose restrictions that may limit our ability and the ability of our subsidiaries to take certain actions. Our failure to comply with these covenants could result in the acceleration of any future outstanding indebtedness under the Facility.

The Facility Agreement governing our Facility with Glencore contains certain affirmative and negative covenants, including, among other things, as to compliance with laws (including environmental laws and anti-corruption laws), delivery of quarterly and annual financial statements and borrowing base certificates, conduct of business, maintenance of property, maintenance of insurance, entry into certain derivatives contracts, restrictions on the incurrence of liens, indebtedness, asset dispositions, restricted payments. Restrictions contained in the Facility governing any future indebtedness may reduce our ability to incur additional indebtedness, engage in certain transactions or capitalize on acquisition or other business opportunities. Any future indebtedness under the Facility and other financial obligations and restrictions could have financial consequences. For example, they could:

●	impair our ability to obtain additional financing in the future for capital expenditures, potential acquisitions, general business activities or other purposes;
●	increase our vulnerability to general adverse economic and industry conditions;
●

require us to dedicate a substantial portion of future cash flow to payments of our indebtedness and other financial obligations, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate requirements;

●	limit our flexibility in planning for, or reacting to, changes in our business and industry; and
●	place us at a competitive disadvantage to those who have proportionately less debt.

Our ability to comply with these covenants could be affected by events beyond our control and we cannot assure you that we will satisfy those requirements. A prolonged period of oil and gas prices at declined levels could further increase the risk of our inability to comply with covenants to maintain specified financial ratios. A breach of any of these provisions could result in a default under the Facility, which could allow all amounts outstanding thereunder to be declared immediately due and payable. In the event of such acceleration, we cannot assure that we would be able to repay our debt or obtain new financing to refinance our debt. Even if new financing was made available to us, it may not be on terms acceptable to us. We may also be prevented from taking advantage of business opportunities that arise if we fail to meet certain ratios or because of the limitations imposed on us by the restrictive covenants under the Facility.

If we experience in the future a continued period of low commodity prices, our ability to comply with the Facility’s debt covenants may be impacted.

Under the Facility Agreement, we are subject to certain debt covenants, including that (i) the ratio of Consolidated Total Net Debt to EBITDAX (as each term is defined in the Facility Agreement) for the trailing 12 months shall not exceed 3.0x and (ii) consolidated cash and cash equivalents shall not be lower than $10.0 million. Based on projected market conditions and commodity prices, we currently expect that we will be in compliance with covenants under the Facility at least through June 30, 2022; however, commodity prices have been extremely volatile in recent history and a protracted future decline in commodity prices could cause us to not be in compliance with certain financial covenants under the Facility in future periods. A breach of the covenants under the Facility would cause a default, potentially resulting in acceleration of all amounts outstanding under the Facility. Certain payment defaults or acceleration under the Facility could cause a cross-default or cross-acceleration of other future outstanding indebtedness. Such a cross-default or cross-acceleration could have a wider impact on our liquidity than might otherwise arise from a default or acceleration of a single debt instrument. If an event of default occurs, or if other future debt agreements cross-default, and the lenders under the affected debt agreements accelerate the maturity of any loans or other debt outstanding, we may not have sufficient liquidity to repay all of our outstanding indebtedness.

The borrowing base under the Facility may be reduced pursuant to the terms of the Facility Agreement, which may limit our available funding for exploration and development. We may have difficulty obtaining additional credit, which could adversely affect our operations and financial position.

In the future we may depend on the Facility for a portion of our capital needs. The initial borrowing base under the Facility is $50.0 million and is redetermined on March 31 and September 30 of each year. Borrowings under the Facility are limited to a borrowing base amount calculated pursuant to the Facility Agreement based on the Company’s proved producing reserves and a portion of the Company's proved undeveloped reserves. The Lenders will redetermine the borrowing base based on forecasts of cashflow and debt service projections with respect to the borrowing base assets, which may result in a reduction of the borrowing base.

In the future, we may not be able to access adequate funding under the Facility as a result of (i) a decrease in our borrowing base due to the outcome of a subsequent borrowing base redetermination, or (ii) an unwillingness or inability on the part of the Lenders to meet their funding obligations. As a result, we may be unable to obtain adequate funding under the Facility. If funding is not available when needed, or is available only on unfavorable terms, it could adversely affect our development plans as currently anticipated, which could have a material adverse effect on our production, revenues and results of operations.

Restrictive debt covenants could limit our growth and our ability to finance our operations, fund our capital needs, respond to changing conditions and engage in other business activities that may be in our best interests.

The Facility Agreement contains a number of significant affirmative and negative covenants that, among other things, restrict our ability to:

●	dispose of assets;
●	enter into guarantees or indemnities;
●	incur indebtedness;
●	enter into certain material contracts;
●	merge or consolidate, or transfer all or substantially all of our assets and the assets of our subsidiaries; or
●	pursue other corporate activities.

Also, the Facility Agreement requires us to maintain compliance with certain financial covenants. Our ability to comply with these financial covenants may be affected by events beyond our control, and, as a result, we may be unable to meet these financial covenants. These financial covenants could limit our ability to obtain future financings, make needed capital expenditures, withstand a future downturn in our business or the economy in general or otherwise conduct necessary corporate activities. We may also be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by the restrictive covenants under the Facility Agreement. A breach of any of these covenants or our inability to comply with the required financial covenants could result in an event of default under the Facility Agreement. When oil and/or natural gas prices decline for an extended period of time or when our liquidity is constrained, our ability to comply with these covenants becomes more difficult. Although we are currently in compliance with these covenants, if in the future oil and gas prices decline for an extended period of time, we may default on one or more of these covenants. Such a default, if not cured or waived, may allow the Lenders to accelerate the related indebtedness and could result in acceleration of any other indebtedness to which a cross-acceleration or cross-default provision applies.

An event of default under the Facility Agreement would permit the Lenders to cancel all commitments to extend further credit under the Facility. Furthermore, if we were unable to repay the amounts due and payable under the Facility Agreement, the Lenders could proceed against the collateral granted to them to secure that indebtedness. In the event that the Lenders accelerate the repayment of our borrowings under the Facility, we and our subsidiaries may not have sufficient assets to repay that indebtedness. As a result of these restrictions, we may be:

●	limited in how we conduct our business;
●	unable to raise additional debt or equity financing during general economic, business or industry downturns; or
●	unable to compete effectively or to take advantage of new business opportunities.

ITEM 6.  EXHIBITS

(a) Exhibits

2.1

Arrangement Agreement, dated as of July 13, 2022, by and among VAALCO Energy, Inc., VAALCO Energy Canada ULC and TransGlobe Energy Corporation (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 14, 2022 and incorporated herein by reference).

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

10.1(a)**

Facility Agreement, by and among VAALCO Energy, Inc., VAALCO Gabon (Etame), Inc., VAALCO Gabon, SA, Glencore Energy UK Ltd., the Law Debenture Trust Corporation P.L.C., and the other financial institutions named therein, dated May 16, 2022.

10.2(a)**	Crude Oil Sale and Marketing Agreement, by and between VAAALCO Gabon S.A. and Glencore Energy UK Ltd., dated May 20, 2022.
10.3	Form of VAALCO Voting Agreement, dated as of July 13, 2022 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 14, 2022 and incorporated herein by reference).
10.4	Form of TransGlobe Voting Agreement, dated as of July 13, 2022 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 14, 2022 and incorporated herein by reference).
31.1(a)	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.
31.2(a)	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.
32.1(b)	Sarbanes-Oxley Section 906 certification of Principal Executive Officer.
32.2(b)	Sarbanes-Oxley Section 906 certification of Principal Financial Officer.
101.INS(a)	Inline XBRL Instance Document.
101.SCH(a)	Inline XBRL Taxonomy Schema Document.
101.CAL(a)	Inline XBRL Calculation Linkbase Document.
101.DEF(a)	Inline XBRL Definition Linkbase Document.
101.LAB(a)	Inline XBRL Label Linkbase Document.
101.PRE(a)	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).

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

Dated: August 10, 2022