Form 10-Q
period 2022-09-30
VAALCO ENERGY INC /DE/
filed 2022-11-08
CIK 894627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 6, 2022, there were outstanding 108,374,838 shares of common stock, $0.10 par value per share, of the registrant.

VAALCO ENERGY, INC. AND SUBSIDIARIES

EXPLANATORY NOTE

On October 13, 2022, VAALCO Energy, Inc. (“VAALCO”) and VAALCO Energy Canada ULC (“AcquireCo”), an indirect wholly-owned subsidiary of VAALCO, completed the previously announced business combination involving TransGlobe Energy Corporation (“TransGlobe”) whereby AcquireCo acquired all of the issued and outstanding TransGlobe common shares (the “Arrangement”) and TransGlobe became a direct wholly-owned subsidiary of AcquireCo and an indirect wholly-owned subsidiary of VAALCO, pursuant to an arrangement agreement entered into by VAALCO, AcquireCo and TransGlobe on July 13, 2022 (the “Arrangement Agreement”).

Although this Quarterly Report on Form 10-Q is filed after the completion of the Arrangement, unless otherwise specifically noted herein, information set forth herein only relates to the period as of and for the quarter and year-to-date periods ended September 30, 2022 and therefore does not include the information of TransGlobe for those periods. Accordingly, unless the context otherwise indicates, references to “VAALCO,” “the Company”, “we,” “our,” or “us” in this Quarterly Report on Form 10-Q are only references to VAALCO Energy, Inc., including its wholly owned subsidiaries prior to the Arrangement and do not include TransGlobe and its subsidiaries.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	As of September 30, 2022	As of December 31, 2021
ASSETS	(in thousands)
Current assets:
Cash and cash equivalents	$69,289	$48,675
Restricted cash	203	79
Receivables:
Trade, net	16,781	22,464
Accounts with joint venture owners, net of allowance of $0.0 million in both periods presented	7,931	345
Other, net	12,190	9,977
Crude oil inventory	4,254	1,593
Prepayments and other	12,616	5,156
Total current assets	123,264	88,289

Crude oil and natural gas properties, equipment and other - successful efforts method, net	194,711	94,324
Other noncurrent assets:
Restricted cash	1,755	1,752
Value added tax and other receivables, net of allowance of $6.7 million and $5.7 million, respectively	5,846	5,536
Right of use operating lease assets	1,705	10,227
Right of use finance lease assets	1,630	—
Deferred tax assets	41,495	39,978
Abandonment funding	18,838	21,808
Other long-term assets	5,529	1,176
Total assets	$394,773	$263,090
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$30,276	$18,797
Accounts with joint venture owners	—	3,233
Accrued liabilities and other	83,148	49,444
Operating lease liabilities - current portion	1,200	9,642
Finance lease liabilities - current portion	317	—
Foreign income taxes payable	28,056	3,128
Current liabilities - discontinued operations	14	13
Total current liabilities	143,011	84,257
Asset retirement obligations	35,247	33,949
Operating lease liabilities - net of current portion	521	587
Finance lease liabilities - net of current portion	1,251	—
Deferred tax liabilities	41,057	—
Total liabilities	221,087	118,793
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, $25 par value; 500,000 shares authorized, none issued	—	—
Common stock, $0.10 par value; 100,000,000 shares authorized, 70,125,626 and 69,562,774 shares issued, 59,068,105 and 58,623,451 shares outstanding, respectively	7,013	6,956
Additional paid-in capital	78,500	76,700
Less treasury stock, 11,057,521 and 10,939,323 shares, respectively, at cost	(44,635)	(43,847)
Retained earnings	132,808	104,488
Total shareholders' equity	173,686	144,297
Total liabilities and shareholders' equity	$394,773	$263,090

See notes to condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except per share amounts)
Revenues:
Crude oil and natural gas sales	$78,097	$55,899	$257,738	$142,696
Operating costs and expenses:
Production expense	23,312	25,208	67,147	57,760
FPSO demobilization	8,867	—	8,867	—
Exploration expense	56	479	250	1,286
Depreciation, depletion and amortization	8,963	6,970	21,827	16,928
General and administrative expense	1,979	2,940	10,507	12,221
Bad debt expense and other	1,020	318	2,083	814
Total operating costs and expenses	44,197	35,915	110,681	89,009
Other operating (expense) income, net	—	46	(5)	(440)
Operating income	33,900	20,030	147,052	53,247
Other income (expense):
Derivative instruments gain (loss), net	3,778	(5,147)	(37,522)	(21,070)
Interest (expense) income, net	(234)	3	(355)	9
Other (expense) income, net	(7,707)	(328)	(10,514)	4,088
Total other expense, net	(4,163)	(5,472)	(48,391)	(16,973)
Income from continuing operations before income taxes	29,737	14,558	98,661	36,274
Income tax expense (benefit)	22,843	(17,183)	64,467	(11,272)
Income from continuing operations	6,894	31,741	34,194	47,546
Loss from discontinued operations, net of tax	(26)	(20)	(58)	(72)
Net income	$6,868	$31,721	$34,136	$47,474

Basic net income per share:
Income from continuing operations	$0.12	$0.53	$0.57	$0.81
Loss from discontinued operations, net of tax	0.00	0.00	0.00	0.00
Net income per share	$0.12	$0.53	$0.57	$0.81
Basic weighted average shares outstanding	59,068	58,586	58,900	58,102
Diluted net income per share:
Income from continuing operations	$0.11	$0.53	$0.57	$0.80
Loss from discontinued operations, net of tax	0.00	0.00	0.00	0.00
Net income per share	$0.11	$0.53	$0.57	$0.80
Diluted weighted average shares outstanding	59,450	58,916	59,335	58,654

See notes to condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Common Shares Issued	Treasury Shares	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total
	(in thousands)
Balance at January 1, 2022	69,562	(10,939)	$6,956	$76,700	$(43,847)	$104,488	$144,297
Shares issued - stock-based compensation	300	(64)	30	168	—	—	198
Stock-based compensation expense	—	—	—	404	—	—	404
Treasury stock	—	—	—	—	(387)	—	(387)
Dividend Distribution	—	—	—	—	—	(1,929)	(1,929)
Net income	—	—	—	—	—	12,164	12,164
Balance at March 31, 2022	69,862	(11,003)	$6,986	$77,272	$(44,234)	$114,723	$154,747
Shares issued - stock-based compensation	263	(54)	27	31	—	—	58
Stock-based compensation expense	—	—	—	616	—	—	616
Treasury stock	—	—	—	—	(401)	—	(401)
Dividend Distribution	—	—	—	—	—	(1,943)	(1,943)
Net income	—	—	—	—	—	15,104	15,104
Balance at June 30, 2022	70,125	(11,057)	$7,013	$77,919	$(44,635)	$127,884	$168,181
Shares issued - stock-based compensation	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	581	—	—	581
Treasury stock	—	—	—	—	—	—	—
Dividend Distribution	—	—	—	—	—	(1,944)	(1,944)
Net income	—	—	—	—	—	6,868	6,868
Balance at September 30, 2022	70,125	(11,057)	$7,013	$78,500	$(44,635)	$132,808	$173,686

	Common Shares Issued	Treasury Shares	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total
	(in thousands)
Balance at January 1, 2021	67,897	(10,366)	$6,790	$74,437	$(42,421)	$22,652	$61,458
Shares issued - stock-based compensation	431	(155)	43	304	—	—	347
Stock-based compensation expense	—	—	—	323	—	—	323
Treasury stock	—	—	—	—	(403)	—	(403)
Net income	—	—	—	—	—	9,869	9,869
Balance at March 31, 2021	68,328	(10,521)	$6,833	$75,064	$(42,824)	$32,521	$71,594
Shares issued - stock-based compensation	1,092	(314)	109	597	—	—	706
Stock-based compensation expense	—	—	—	117	—	—	117
Treasury stock	—	—	—	—	(765)	—	(765)
Net income	—	—	—	—	—	5,884	5,884
Balance at June 30, 2021	69,420	(10,835)	$6,942	$75,778	$(43,589)	$38,405	$77,536
Shares issued - stock-based compensation	108	(104)	11	241	—	—	252
Stock-based compensation expense	—	—	—	327	—	—	327
Treasury stock	—	—	—	—	(258)	—	(258)
Net income	—	—	—	—	—	31,721	31,721
Balance at September 30, 2021	69,528	(10,939)	$6,953	$76,346	$(43,847)	$70,126	$109,578

See notes to condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,136	$47,474
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	58	72
Depreciation, depletion and amortization	21,827	16,928
Bargain purchase gain	—	(7,651)
Deferred taxes	39,540	(24,211)
Unrealized foreign exchange loss (gain)	914	(342)
Stock-based compensation	2,300	2,098
Cash settlements paid on exercised stock appreciation rights	(805)	(3,051)
Derivative instruments loss, net	37,522	21,070
Cash settlements paid on matured derivative contracts, net	(42,683)	(10,189)
Bad debt expense and other	2,083	814
Other operating expense, net	5	440
Operational expenses associated with equipment and other	953	835
Change in operating assets and liabilities:
Trade receivables	5,683	11,156
Accounts with joint venture owners	(11,118)	(19)
Other receivables	(2,904)	94
Crude oil inventory	(2,661)	4,059
Prepayments and other	(1,120)	1,081
Value added tax and other receivables	(5,371)	(1,339)
Other noncurrent assets	(2,842)	(1,176)
Accounts payable	4,129	(9,686)
Foreign income taxes receivable/payable	24,928	(2,916)
Accrued liabilities and other	25,182	1,252
Net cash provided by continuing operating activities	129,756	46,793
Net cash used in discontinued operating activities	(57)	(72)
Net cash provided by operating activities	129,699	46,721
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(103,853)	(8,459)
Acquisition of crude oil and natural gas properties	—	(22,505)
Net cash used in continuing investing activities	(103,853)	(30,964)
Net cash used in discontinued investing activities	—	—
Net cash used in investing activities	(103,853)	(30,964)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuances of common stock	257	1,305
Dividend distribution	(5,816)	—
Treasury shares	(788)	(1,426)
Deferred financing costs	(1,535)	—
Payments of finance lease	(193)	—
Net cash used in continuing financing activities	(8,075)	(121)
Net cash used in discontinued financing activities	—	—
Net cash used in financing activities	(8,075)	(121)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	17,771	15,636

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	72,314	61,317
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$90,085	$76,953

See notes to condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTAL DISCLOSURES (Unaudited)

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Supplemental disclosure of cash flow information:
Income taxes paid in-kind with crude oil	$—	$20,103
Interest paid, net of amounts capitalized	$401	$—
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment additions incurred but not paid at end of period	$39,105	$4,607
Recognition of right-of-use finance lease assets and liabilities	$1,851	$—
Asset Retirement Obligations	$—	$14,564

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

On October 13, 2022, the Company and VAALCO Energy Canada ULC (“AcquireCo”), an indirect wholly-owned subsidiary of the Company, completed the previously announced business combination involving TransGlobe Energy Corporation (“TransGlobe”), whereby AcquireCo acquired all of the issued and outstanding TransGlobe common shares (the “Arrangement”) and TransGlobe became a direct wholly-owned subsidiary of AcquireCo and an indirect wholly-owned subsidiary of VAALCO, pursuant to an arrangement agreement entered into by VAALCO, AcquireCo and TransGlobe on July 13, 2022 (the “Arrangement Agreement”). Prior to the Arrangement, TransGlobe was a cash flow-focused oil and gas exploration and development company whose activities were concentrated in the Arab Republic of Egypt and Canada. The post-Arrangement company (the “Combined Company”) is a leading African-focused operator with a strong production and reserve base and a diverse portfolio of assets in Gabon, Egypt, Equatorial Guinea and Canada. See Note 3 for further discussion regarding the Arrangement.

As of September 30, 2022 and prior to the completion of the Arrangement, the Company’s consolidated subsidiaries were VAALCO Gabon (Etame), Inc., VAALCO Production (Gabon), Inc., VAALCO Gabon S.A., VAALCO Angola (Kwanza), Inc., VAALCO Energy (EG), Inc., VAALCO Energy Mauritius (EG) Limited, VAALCO Energy, Inc. (UK Branch), VAALCO Energy (USA), Inc, VAALCO Energy (International), LLC, VAALCO Energy (Holdings), LLC and VAALCO Energy Canada ULC, an unlimited liability company incorporated under the laws of the Province of Alberta and a wholly owned subsidiary of the Company.

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

With respect to the novel strain of coronavirus (“COVID-19”), during 2021, and continuing in 2022, crude oil prices have experienced significant improvement and oil demand has stabilized over multiple quarters removing much of the uncertainty and instability in the industry. However, during the second quarter of 2022 the BA.5 strain of the Omicron variant caused surges in infections worldwide. While COVID-19 related travel restrictions have gradually eased as governments and people continue to have increasing access to vaccines that help reduce the spread of COVID-19, new surges in infections and hospitalizations could alter the current environment. The significant decline in oil prices experienced in 2020 was, in part, due to disruptions in the worldwide economy due to the COVID-19 pandemic which quarantined people and restricted travel. To date the Company's operations have not been materially impacted by COVID-19, and worldwide we are seeing improving economic activity while managing the risk of a resurgence, but there can be no guarantees that COVID-19 will not have an impact on the Company or its operations.

In July 2021, the Organization of the Petroleum Exporting Countries, Russia and other allied producing countries (collectively, "OPEC+") agreed to increase production beginning in August 2021 and to gradually phase out prior production cuts by September 2022. However, as a result of the recent decline in oil prices, on October 5, 2022, OPEC+ announced plans to reduce overall oil production by 2 MMBbls per day starting November 2022. The Company has not received any mandate to reduce its current oil production from the Etame Marin block as a result of the OPEC+ initiative.

The average Brent crude oil price for the three months ended December 31, 2021, March 31, 2022, June 30, 2022 and September 30, 2022 was, $79 per barrel, $100 per barrel, $113 per barrel and $100 per barrel respectively.

During the nine months ended September 30, 2022, the Company noticed that the lead times associated with obtaining materials to support its operations and drilling activities has lengthened and, in some cases, prices for materials have increased. Management believes the ongoing war between Russia and Ukraine and its related impact on the global economy are causing supply chain issues and energy concerns in parts of the global economy. In addition, increased inflation, higher interest rates and current turmoil in certain governments are impacting the global supply chain market.

While the current commodity price environment is still favorable and the Company has not experienced material disruptions to its operations as a result of COVID-19 or as result of other forces, including the Russia/Ukraine conflict, affecting the global market, any emergence of a new variant or further deteriorations of the global supply chain market  may have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to complete future drilling campaigns and other efforts required to advance the development of its crude oil and natural gas properties.

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

Restricted cash and abandonment funding – Restricted cash includes cash that is contractually restricted. Restricted cash is classified as a current or non-current asset based on its designated purpose and time duration. Current amounts in restricted cash at September 30, 2022 and 2021 each include an escrow amount for the floating, production, storage and offloading vessel (“FPSO”), representing bank guarantees for customs clearance in Gabon. Long-term amounts at September 30, 2022 and 2021 include a charter payment escrow for the FPSO offshore Gabon as discussed in Note 10 and amounts set aside for the future abandonment of the Etame Marin block. The Company invests restricted and excess cash in readily redeemable money market funds. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows.

	As of September 30,
	2022	2021
	(in thousands)
Cash and cash equivalents	$69,289	$52,839
Restricted cash - current	203	81
Restricted cash - non-current	1,755	1,752
Abandonment funding	18,838	22,281
Total cash, cash equivalents and restricted cash	$90,085	$76,953

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

On February 28, 2019, the Gabonese branch of the international commercial bank holding the abandonment funds in a U.S. dollar denominated account advised that the bank regulator required transfer of the funds to the Central Bank (“Central Bank”) for African Economic and Monetary Community (“CEMAC”), of which Gabon is one of the six member states, for conversion to local currency with a credit back to the Gabonese branch in local currency. The Company’s production sharing contract related to the Etame Marin block located offshore Gabon (“Etame PSC”) provides these payments must be denominated in U.S. dollars and the CEMAC regulations provide for the establishment of a U.S. dollar account with the Central Bank. Although the Company requested establishment of such account, the Central Bank did not comply with its requests until February 2021. As a result, the Company was not able to make the annual abandonment funding payments in 2019, 2020 or 2021 totaling $4.3 million, net to VAALCO based on the 2018 abandonment study. In February of 2021, the Bank of Central African State (“BEAC”) authorized the Company to apply for a U.S. dollar denominated escrow account for the abandonment fund at Citibank Gabon (“Citibank”). Working with Citibank, on March 12, 2021 the Company filed the application to open the account and is currently awaiting the approval of the account from the Central Bank. Accordingly, the Company was not able to make its funding payment in 2021. In December 2021, as part of the new FX regulations issued by BEAC, BEAC allowed for the opening of U.S. dollars escrow accounts for the abandonment funds at BEAC. The Company is currently working with the extractive industry to formulate the agreements, which are expected to be finalized in 2022, that regulate these accounts. Accordingly, pursuant to Amendment No. 5 of the Etame PSC that required these funds to be in U.S. dollars, once the account for the U.S. dollars abandonment fund is open at BEAC the Company will resume its funding of the abandonment fund in compliance with the Etame PSC.

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

As of September 30, 2022, the outstanding VAT receivable balance, excluding the allowance for bad debt, was approximately $19.2 million ($11.2 million, net to VAALCO). As of September 30, 2022, the exchange rate was XAF 669.4 = $1.00. As of December 31, 2021, the outstanding VAT receivable balance, excluding the allowance for bad debt, was approximately $14.5 million ($9.6 million, net to VAALCO). As of December 31, 2021, the exchange rate was XAF 578.2 = $1.00. The receivable amount, net of allowances, is reported as a non-current asset in the “Value added tax and other receivables” line item in the condensed consolidated balance sheets. Because both the VAT receivable and the related allowances are denominated in XAF, the exchange rate revaluation of these balances into U.S. dollars at the end of each reporting period also has an impact on the Company’s results of operations. Such foreign currency gains (losses) are reported separately in the “Other (expense) income, net” line item of the condensed consolidated statements of operations.

The following table provides a roll forward of the aggregate allowance for bad debt:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Allowance for bad debt
Balance at beginning of period	$(6,389)	$(5,575)	$(5,741)	$(2,273)
Bad debt charge, net of receipts	(1,020)	(318)	(2,083)	(814)
Adjustment associated with Sasol Acquisition	—	—	—	(2,879)
Foreign currency gain (loss)	355	117	770	190
Balance at end of period	$(7,054)	$(5,776)	$(7,054)	$(5,776)

Other receivables, net – Under the terms of the Etame PSC, the Company can be required to contribute to meeting domestic market needs of the Republic of Gabon by delivering to it, or another entity designated by the Republic of Gabon, an amount of crude oil proportional to the Company’s share of production to the total production in Gabon over the year. In 2021, the Company was notified by the Republic of Gabon to deliver to a refinery its proportionate share of crude oil to meet the domestic market need as per the terms of the Etame PSC. The Company is entitled, per the Etame PSC, to a fixed selling price for the oil delivered. Since the crude-oil produced by the Company was not compatible with the crude-oil requirements of the refinery, the Company entered into two contracts to fulfill its domestic market needs obligation under the Etame PSC. One contract was to purchase oil from another producer that produced the compatible oil the refinery needs and another contract with the refinery itself to deliver the crude oil to. Under the contract with the provider of the crude oil, the third-party provider is entitled to a selling price consistent with the price the Company receives under the terms of the Etame PSC for the delivery of the crude oil to the refinery. As a result of these contracts and timing differences between when the oil is procured and when it is delivered to and paid for by the refinery, included in the Company’s September 30, 2022 condensed consolidated balance sheet are current receivables in the "other, net" line item of approximately $12.1 million for amounts due to the Company from the refinery for 130 MBbls delivered in August and September of 2022, a $6.7 million current liability included in the "Account payable" line item for amounts due to the oil supplier for 65 MBbls purchased of crude oil from the supplier in August and a $6.1 million current liability included in the "Accrued liabilities and other" line item for amounts due to the oil supplier for 65 MBbls of crude oil purchased in September 2022.

Crude oil inventory – Crude oil inventories are carried at the lower of cost or net realizable value and represent the share of crude oil produced and stored on the FPSO, but unsold at the end of the period and crude oil purchased in order to comply with the domestic market needs of the Republic of Gabon.

Prepayments and Other – Included in “Prepayments and other” line item of the condensed consolidated balance sheet for the nine months ended  September 30, 2022 are $7.9 million of prepayments related to fixed assets.

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

Purchase Accounting – On February 25, 2021, VAALCO Gabon S.A., a wholly owned subsidiary of the Company, completed the acquisition of Sasol Gabon S.A.’s (“Sasol’s”) 27.8% working interest in the Etame Marin block offshore Gabon pursuant to the sale and purchase agreement (“SPA”) dated November 17, 2020 (the “Sasol Acquisition”). The Company made various assumptions in determining the fair values of acquired assets and liabilities assumed. In order to allocate the purchase price, the Company developed fair value models with the assistance of outside consultants. These fair value models were used to determine the fair value associated with the reserves and applied discounted cash flows to expected future operating results, considering expected growth rates, development opportunities, and future pricing assumptions. The fair value of working capital assets acquired, and liabilities assumed were transferred at book value, which approximates fair value due to the short-term nature of the assets and liabilities. The fair value of the fixed assets acquired was based on estimates of replacement costs and the fair value of liabilities assumed was based on their expected future cash outflows. See Note 3 for further discussion.

Lease commitments – At inception, contracts are reviewed to determine whether an agreement contains a lease as defined under Accounting Standards Codification (“ASC”) 842, Leases. Further, if a lease is identified within the contract, a determination is made whether the lease qualifies as an operating or financing lease. Regardless of the type of lease, the initial measurement of the lease results in recording a right of use (“ROU”) asset and a lease liability at the present value of the future lease payments. ROU assets for operating leases are recorded under “Right of use operating lease assets” and the current portion and long-term portion of the lease liabilities for operating leases are reflected in “Operating lease liabilities – current portion” and “Operating lease liabilities – net of current portion” within the condensed consolidated balance sheets. ROU assets for financing leases are recorded within “Right of use finance lease assets” and the current portion and long-term portion of the lease liabilities for financing leases are reflected in “Finance lease liabilities – current portion” and “Finance lease liabilities – net of current portion” within the condensed consolidated balance sheets.

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

Revenue recognition – Revenues from contracts with customers are generated from sales in Gabon pursuant to crude oil sales and purchase agreements. There is a single performance obligation (delivering crude oil to the delivery point, i.e., the connection to the customer’s crude oil tanker) that gives rise to revenue recognition at the point in time when the performance obligation event takes place. In addition to revenues from customer contracts, the Company has other revenues related to contractual provisions under the Etame PSC. The Etame PSC is not a customer contract. The terms of the Etame PSC includes provisions for payments to the government of Gabon for: royalties based on 13% of production at the published price and a shared portion of “Profit Oil” determined based on daily production rates, as well as a gross carried working interest of 7.5% (increasing to 10% beginning June 20, 2026) for all costs. For both royalties and Profit Oil, the Etame PSC provides that the government of Gabon may settle these obligations in-kind, i.e., taking crude oil barrels, rather than with cash payments. See Note 6 for further discussion.

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

		As of September 30, 2022
	Balance Sheet Line	Level 1	Level 2	Level 3	Total
		(in thousands)
Assets
Derivative asset	Prepayments and other	$—	$348	$—	$348
		$—	$348	$—	$348
Liabilities
SARs liability	Accrued liabilities and other	$—	$544	$—	$544
		$—	$544	$—	$544

		As of December 31, 2021
	Balance Sheet Line	Level 1	Level 2	Level 3	Total
		(in thousands)
Liabilities
SARs liability	Accrued liabilities and other	$—	$609	$—	$609
Derivative liability	Accrued liabilities and other	—	4,806	—	4,806
		$—	$5,415	$—	$5,415

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

2.  NEW ACCOUNTING STANDARDS

Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) related to the calculation of credit losses on financial instruments. All financial instruments not accounted for at fair value will be impacted, including the Company’s trade and joint venture owners’ receivables. Allowances are to be measured using a current expected credit loss (“CECL”) model as of the reporting date that is based on historical experience, current conditions and reasonable and supportable forecasts. This is significantly different from the current model that increases the allowance when losses are probable. Initially, ASU 2016-13 was effective for all public companies for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years and will be applied with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective.  The FASB subsequently issued ASU No. 2019-04 (“ASU 2019-04”): Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives, and Topic 825, Financial Instruments and ASU No. 2019-05 (“ASU 2019-05”): Financial Instruments-Credit Losses (Topic 326) - Targeted Transition Relief. ASU 2019-04 and ASU 2019-05 provide certain codification improvements related to implementation of ASU 2016-13 and targeted transition relief consisting of an option to irrevocably elect the fair value option for eligible instruments.  In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates. This amendment deferred the effective date of ASU No. 2016-13 from January 1, 2020 to January 1, 2023 for calendar year end smaller reporting companies, which includes the Company.  The Company plans to defer the implementation of ASU 2016-13, and related updates, until January 2023. The Company does not expect a material impact on adoption.

3. ACQUISITIONS AND DISPOSITIONS

TransGlobe Merger

On October 13, 2022, the Company and AcquireCo completed the previously announced business combination with TransGlobe whereby AcquireCo acquired all of the issued and outstanding common shares of TransGlobe and TransGlobe became a direct wholly owned subsidiary of AcquireCo and an indirect wholly owned subsidiary of the Company pursuant to an arrangement agreement entered into by the Company, AcquireCo and TransGlobe on July 13, 2022.

At the effective time of the Arrangement and pursuant to the Arrangement Agreement, each common share of TransGlobe issued and outstanding immediately prior to the effective time of the Arrangement (the “TransGlobe common shares”) was converted into the right to receive 0.6727 (the “exchange ratio”) of a share of common stock, par value $0.10 per share, of the Company (“VAALCO common stock,” and each share of VAALCO common stock, a “VAALCO share”). The total number of VAALCO shares issued to TransGlobe’s shareholders was approximately 49.3 million. The Arrangement resulted in VAALCO stockholders owning approximately 54.5%, and TransGlobe shareholders owning approximately 45.5% of the Combined Company, calculated based on vested outstanding shares of each company as of the date of the Arrangement Agreement. The Combined Company results of operations of VAALCO and TransGlobe for the fourth quarter of 2022 will be included in the Company’s consolidated results for the period ending December 31, 2022.

Prior to the Arrangement, TransGlobe was a cash flow-focused oil and gas exploration and development company whose activities were concentrated in the Arab Republic of Egypt and Canada. The Combined Company is a leading African-focused operator with a strong production and reserve base and a diverse portfolio of assets in Gabon, Egypt, Equatorial Guinea and Canada. The transaction qualifies as a business combination under ASC 805, Business Combinations and the Company is the accounting acquiror. The purchase accounting for the business combination has not been completed.

For the three and nine months ended September 30, 2022 included in the line item "Other (expense) income, net" is $6.4 million and $7.6 million of transactions costs, respectively, associated with the Arrangement with TransGlobe.

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

All assets and liabilities associated with Sasol’s interest in Etame Marin block, including crude oil and natural gas properties, asset retirement obligations and working capital items, were recorded at their fair value. The Company used estimated future crude oil prices as of the closing date, February 25, 2021, to apply to the estimated reserve quantities acquired and market participant assumptions to the estimated future operating and development costs to arrive at the estimates of future net revenues. The future net revenues were discounted using the Company’s weighted average cost of capital to determine the fair value at closing. The valuations to derive the purchase price included the use of both proved and unproved categories of reserves, expectation for timing and amount of future development and operating costs, projections of future rates of production, expected recovery rates, and risk adjusted discount rates. Other significant estimates were used by the Company to determine the fair value of assets acquired and liabilities assumed. The Company had one year from the date of closing to record purchase price adjustments as a result of changes in such estimates. As a result of comparing the purchase price to the fair value of the assets acquired and liabilities assumed a $7.7 million bargain purchase gain was recognized. A bargain purchase gain of $5.5 million is included in “Other (expense) income, net" under "Other income (expense)" in the 2021 condensed consolidated statements of operations. An income tax benefit of $2.2 million, related to the bargain purchase gain, is also included in the 2021 condensed consolidated statements of operations.

The bargain purchase gain is primarily attributable to the increase in crude oil price forecasts from the date the SPA was signed, November 17, 2020, to the closing date, February 25, 2021, when the fair value of the reserves associated with the Sasol Acquisition were determined.

The impact of the Sasol Acquisition was an increase to “Crude oil and natural gas sales” in the condensed consolidated statement of operations of $36.9 million and $121.6 million for the three and nine months ended September 30, 2022, respectively, and $3.3 million and $16.1 million increase to “Net income” in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022, respectively.

The impact of the Sasol Acquisition was an increase to “Crude oil and natural gas sales” in the condensed consolidated statement of operations of $26.4 million and$58.0 million for the three and nine months ended September 30, 2021, respectively, and $10.2 million and $20.1 million increase to “Net income” in the condensed consolidated statements of operations for the three and nine months ended September 30, 2021, respectively.

The unaudited pro forma results presented below have been prepared to give the effect to the Sasol Acquisition discussed above on the Company’s results of operations for the three and nine months ended September 30, 2021, respectively, as if the Sasol Acquisition had been consummated on January 1, 2020. The unaudited pro forma results do not purport to represent what the Company’s actual results operations would have been if the Sasol Acquisition had been completed on such date or to project the Company’s results of operations for any future date or period.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
	(in thousands - unaudited)
Pro forma (unaudited)
Crude oil and natural gas sales	$55,899	$160,469
Operating income	20,030	63,929
Net income	31,721	49,341	(a)

Basic net income loss per share:
Income from continuing operations	$0.53	$0.85
Net income per share	$0.53	$0.85
Basic weighted average shares outstanding	58,586	58,102
Diluted net income per share:
Income from continuing operations	$0.53	$0.84
Net income per share	$0.53	$0.84
Diluted weighted average shares outstanding	58,916	58,654

(a)

The pro forma net income for the nine months ended September 30, 2021 excludes nonrecurring pro forma adjustments directly attributable to the Sasol Acquisition, consisting of a bargain purchase gain of $7.7 million and transaction costs of $1.0 million.

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

Discontinued Operations - Angola

In November 2006, the Company signed a production sharing contract for Block 5 offshore Angola (“Block 5 PSA”). The Company’s working interest was 40%, and the Company carried Sonangol P&P, for 10% of the work program. On September 30, 2016, the Company notified Sonangol P&P that it was withdrawing from the joint operating agreement effective October 31, 2016. On November 30, 2016, the Company notified the national concessionaire, Sonangol E.P., that it was withdrawing from the Block 5 PSA and reduced its activities in Angola. As a result of this strategic shift, the Company classified all the related assets and liabilities as those of discontinued operations in the condensed consolidated balance sheets. The operating results of the Angola segment have been classified as discontinued operations for all periods presented in the Company’s condensed consolidated statements of operations. The Company segregated the cash flows attributable to the Angola segment from the cash flows from continuing operations for all periods presented in the Company’s condensed consolidated statements of cash flows. During the three and nine months ended September 30, 2022 and 2021, the Angola segment did not have a material impact on the Company’s financial position, results of operations, cash flows and related disclosures.

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

Segment activity of continuing operations for the three and nine months ended September 30, 2022 and 2021 as well as long-lived assets and segment assets at September 30, 2022 and December 31, 2021 are as follows:

	Three Months Ended September 30, 2022
(in thousands)	Gabon	Equatorial Guinea	Corporate and Other	Total
Revenues:
Crude oil and natural gas sales	$78,097	$—	$—	$78,097
Operating costs and expenses:
Production expense	22,828	484	—	23,312
FPSO demobilization	8,867	—	—	8,867
Exploration expense	56	—	—	56
Depreciation, depletion and amortization	8,940	—	23	8,963
General and administrative expense	915	120	944	1,979
Bad debt expense and other	681	339	—	1,020
Total operating costs and expenses	42,287	943	967	44,197
Other operating expense, net	—	—	—	—
Operating income	35,810	(943)	(967)	33,900
Other income (expense):
Derivative instruments loss, net	—	—	3,778	3,778
Interest (expense) income, net	(351)	—	117	(234)
Other (expense) income, net	(1,305)	1	(6,403)	(7,707)
Total other expense, net	(1,656)	1	(2,508)	(4,163)
Income from continuing operations before income taxes	34,154	(942)	(3,475)	29,737
Income tax (benefit) expense	25,415	—	(2,572)	22,843
Income from continuing operations	8,739	(942)	(903)	6,894
Loss from discontinued operations, net of tax	—	—	(26)	(26)
Net income	$8,739	$(942)	$(929)	$6,868
Consolidated capital expenditures	$51,610	$—	$53	$51,663

	Nine Months Ended September 30, 2022
(in thousands)	Gabon	Equatorial Guinea	Corporate and Other	Total
Revenues:
Crude oil and natural gas sales	$257,738	$—	$—	$257,738
Operating costs and expenses:
Production expense	66,269	878	—	67,147
FPSO demobilization	8,867	—	—	8,867
Exploration expense	250	—	—	250
Depreciation, depletion and amortization	21,766	—	61	21,827
General and administrative expense	2,073	329	8,105	10,507
Bad debt expense and other	1,744	339	—	2,083
Total operating costs and expenses	100,969	1,546	8,166	110,681
Other operating expense, net	(5)	—	—	(5)
Operating income	156,764	(1,546)	(8,166)	147,052
Other income (expense):
Derivative instruments loss, net	—	—	(37,522)	(37,522)
Interest (expense) income, net	(515)	—	160	(355)
Other (expense) income, net	(2,799)	(1)	(7,714)	(10,514)
Total other expense, net	(3,314)	(1)	(45,076)	(48,391)
Income from continuing operations before income taxes	153,450	(1,547)	(53,242)	98,661
Income tax (benefit) expense	74,671	1	(10,205)	64,467
Income from continuing operations	78,779	(1,548)	(43,037)	34,194
Loss from discontinued operations, net of tax	—	—	(58)	(58)
Net income	$78,779	$(1,548)	$(43,095)	$34,136
Consolidated capital expenditures	$121,492	$—	$120	$121,612

	Three Months Ended September 30, 2021
(in thousands)	Gabon	Equatorial Guinea	Corporate and Other	Total
Revenues:
Crude oil and natural gas sales	$55,899	$—	$—	$55,899
Operating costs and expenses:
Production expense	24,967	229	12	25,208
Exploration expense	479	—	—	479
Depreciation, depletion and amortization	6,953	—	17	6,970
General and administrative expense	394	42	2,504	2,940
Bad debt expense and other	318	—	—	318
Total operating costs and expenses	33,111	271	2,533	35,915
Other operating expense, net	46	—	—	46
Operating income	22,834	(271)	(2,533)	20,030
Other income (expense):
Derivative instruments loss, net	—	—	(5,147)	(5,147)
Interest (expense) income, net	—	—	3	3
Other (expense) income, net	(318)	(1)	(9)	(328)
Total other expense, net	(318)	(1)	(5,153)	(5,472)
Income from continuing operations before income taxes	22,516	(272)	(7,686)	14,558

Income tax (benefit) expense	839	—	(18,022)	(17,183)
Income from continuing operations	21,677	(272)	10,336	31,741
Loss from discontinued operations, net of tax	—	—	(20)	(20)
Net income	$21,677	$(272)	$10,316	$31,721
Consolidated capital expenditures (1)	$6,696	$—	$—	$6,696

(1)    Excludes assets acquired in the Sasol acquisition.

	Nine Months Ended September 30, 2021
(in thousands)	Gabon	Equatorial Guinea	Corporate and Other	Total
Revenues:
Crude oil and natural gas sales	$142,696	$—	$—	$142,696
Operating costs and expenses:
Production expense	57,478	261	21	57,760
Exploration expense	1,286	—	—	1,286
Depreciation, depletion and amortization	16,860	—	68	16,928
General and administrative expense	885	244	11,092	12,221
Bad debt expense and other	814	—	—	814
Total operating costs and expenses	77,323	505	11,181	89,009
Other operating expense, net	(87)	—	(353)	(440)
Operating income	65,286	(505)	(11,534)	53,247
Other income (expense):
Derivative instruments loss, net	—	—	(21,070)	(21,070)
Interest (expense) income, net	—	—	9	9
Other (expense) income, net	6,854	(2)	(2,764)	4,088
Total other expense, net	6,854	(2)	(23,825)	(16,973)
Income from continuing operations before income taxes	72,140	(507)	(35,359)	36,274
Income tax (benefit) expense	10,318	1	(21,591)	(11,272)
Income from continuing operations	61,822	(508)	(13,768)	47,546
Loss from discontinued operations, net of tax	—	—	(72)	(72)
Net income	$61,822	$(508)	$(13,840)	$47,474
Consolidated capital expenditures (1)	$10,993	$—	$—	$10,993

(1)    Excludes assets acquired in the Sasol acquisition.

(in thousands)	Gabon	Equatorial Guinea	Corporate and Other	Total
Long-lived assets from continuing operations:
As of September 30, 2022	$184,484	$10,000	$227	$194,711
As of December 31, 2021	$84,156	$10,000	$168	$94,324

(in thousands)	Gabon	Equatorial Guinea	Corporate and Other	Total
Total assets from continuing operations:
As of September 30, 2022	$313,746	$10,689	$70,338	$394,773
As of December 31, 2021	$201,748	$10,548	$50,794	$263,090

Information about the Company’s most significant customers

The Company currently sells crude oil production from Gabon under term crude oil sales and purchase agreements (“COSPAs”) or crude oil sales and marketing agreements ("COSMA or COSMAs") with pricing based upon an average of Dated Brent in the month of lifting, adjusted for location and market factors. The Company was previously party to a COSPA with ExxonMobil Sales and Supply LLC (“Exxon”) that covered sales from February 2020 through July 2022 with pricing based upon an average of Dated Brent in the month of lifting, adjusted for location and market factors. This COSPA has been terminated.

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

During the three and nine months ended September 30, 2022 and 2021, revenues from sales of crude oil to Exxon were 100% of the Company’s total revenues from customers for the period of January 2021 through  July 2022 and revenues from sales of crude oil to Glencore were 100% of the Company’s total revenues from customers for the period of August through September 2022.

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

A reconciliation of reported net income (loss) to net income (loss) used in calculating EPS as well as a reconciliation from basic to diluted shares follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Net income (numerator):
Income from continuing operations	$6,894	$31,741	$34,194	$47,546
Income from continuing operations attributable to unvested shares	(75)	(404)	(457)	(755)
Numerator for basic	6,819	31,337	33,737	46,791
Reallocation of earnings to participating securities for considering dilutive securities	—	—	3	—
Numerator for dilutive	$6,819	$31,337	$33,740	$46,791

Loss from discontinued operations, net of tax	$(26)	$(20)	$(58)	$(72)
Income from discontinued operations attributable to unvested shares	—	—	1	1
Numerator for basic	(26)	(20)	(57)	(71)
Reallocation of earnings to participating securities for considering dilutive securities	—	—	—	—
Numerator for dilutive	$(26)	$(20)	$(57)	$(71)

Net Income	$6,868	$31,721	$34,136	$47,474
Net income attributable to unvested shares	(75)	(404)	(456)	(754)
Numerator for basic	6,793	31,317	33,680	46,720
Reallocation of earnings to participating securities for considering dilutive securities	—	—	3	—
Numerator for dilutive	$6,793	$31,317	$33,683	$46,720

Weighted average shares (denominator):
Basic weighted average shares outstanding	59,068	58,586	58,900	58,102
Effect of dilutive securities	382	330	435	552
Diluted weighted average shares outstanding	59,450	58,916	59,335	58,654
Stock options and unvested restricted stock grants excluded from dilutive calculation because they would be anti-dilutive	388	138	195	282

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

Customer sales generally occur on a monthly basis when the customer’s tanker arrives at the FPSO and the crude oil is delivered to the tanker through a connection. There is a single performance obligation (delivering crude oil to the delivery point, i.e., the connection to the customer’s crude oil tanker) that gives rise to revenue recognition at the point in time when the performance obligation event takes place. This is referred to as a “lifting”. Liftings can take one to two days to complete. The intervals between liftings are generally 30 days; however, changes in the timing of liftings will impact the number of liftings that occur during the period. Therefore, the performance obligation attributable to volumes to be sold in future liftings are wholly unsatisfied, and there is no transaction price allocated to remaining performance obligations. The Company has utilized the practical expedient in ASC Topic 606-10-50-14(a), which states that the Company is not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation.

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

In addition to revenues from customer contracts, the Company has other revenues related to contractual provisions under the Etame PSC. The Etame PSC is not a customer contract, and therefore the associated revenues are not within the scope of ASC 606. The terms of the Etame PSC includes provisions for payments to the government of Gabon for: royalties based on 13% of production at the published price, and a shared portion of “Profit Oil” determined based on daily production rates as well as a gross carried working interest of 7.5% (increasing to 10% beginning June 20, 2026) for all costs. For both royalties and Profit Oil, the Etame PSC provides that the government of Gabon may settle these obligations in-kind, i.e., taking crude oil barrels, rather than with cash payments.

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

With respect to the government’s share of Profit Oil, the Etame PSC provides that the corporate income tax liability may be satisfied through the payment of Profit Oil. In the condensed consolidated statements of operations, the government’s share of revenues from Profit Oil is reported in revenues with a corresponding amount reflected in the current provision for income tax expense. Prior to February 1, 2018, the government did not take any of its share of Profit Oil in-kind. These revenues have been included in revenues to customers as the Company entered into the contract with the customer to sell the crude oil and was subject to the performance obligations associated with the contract. For the in-kind sales by the government beginning February 1, 2018, these sales are not considered revenues under a customer contract as the Company is not a party to the contracts with the buyers of this crude oil. However, consistent with the reporting of Profit Oil in prior periods, the amount associated with the Profit Oil under the terms of the Etame PSC is reflected as revenue with an offsetting amount reported as a current income tax expense. Payments of the income tax expense are reported in the period that the government takes its Profit Oil in-kind, i.e., the period in which it lifts the crude oil. The Company has a $28.1 million foreign income tax payable as of  September 30, 2022. As of December 31, 2021, the foreign taxes payable attributable to this obligation was $3.1 million.

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

The following table presents revenues from contracts with customers as well as revenues associated with the obligations under the Etame PSC.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Revenue from customer contracts:
Sales under the COSPA or COSMA	$87,661	$42,056	$289,290	$136,693
Other items reported in revenue not associated with customer contracts:
Gabonese government share of Profit Oil taken in-kind	—	20,103	—	20,103
Carried interest recoupment	2,360	1,794	5,843	5,948
Royalties	(11,924)	(8,054)	(37,395)	(20,048)
Crude oil and natural gas sales	$78,097	$55,899	$257,738	$142,696

7.  CRUDE OIL AND NATURAL GAS PROPERTIES AND EQUIPMENT

The Company’s crude oil and natural gas properties and equipment is comprised of the following:

	As of September 30, 2022	As of December 31, 2021
	(in thousands)
Crude oil and natural gas properties and equipment - successful efforts method:
Wells, platforms and other production facilities	$556,973	$488,756
Work-in-progress	60,749	13,515
Undeveloped acreage	23,735	23,735
Equipment and other	28,641	23,478
	670,098	549,484
Accumulated depreciation, depletion, amortization and impairment	(475,387)	(455,160)
Net crude oil and natural gas properties, equipment and other	$194,711	$94,324

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

There was no triggering event in the three and nine months ended September 30, 2022 that would cause the Company to believe the value of crude oil and natural gas producing properties should be impaired. Factors considered included higher forward price curves for the third quarter of 2022 and expected capital expenditures in the period related to the Etame Marin block.

Undeveloped Leasehold Costs

VAALCO acquired a 31% working interest in an undeveloped portion of a block (“Block P”) offshore Equatorial Guinea in 2012.  The Ministry of Mines and Hydrocarbons (“EG MMH”) approved the Company's appointment as operator for Block P on November 12, 2019.  The Company acquired an additional working interest of 12% from Atlas Petroleum, thereby increasing its working interest to 43% in 2020, in exchange for a potential future payment of $3.1 million in the event that there is commercial production from Block P.  On August 27, 2020, the amendment to the production sharing contract to ratify the Company’s increased working interest and appointment as operator was approved by the EG MMH. On April 12, 2021, the majority of non-defaulting parties assigned the defaulting party’s interest to the non-defaulting parties. As a result, VAALCO’s working interest would increase to 45.9% once the EG MMH approves a new amendment to the production sharing contract. As of September 30, 2022, the Company had $10.0 million recorded for the book value of the undeveloped leasehold costs associated with the Block P license. On July 15, 2022 VAALCO, on behalf of itself and Guinea Ecuatorial de Petroleós (“GEPetrol”), submitted to the EG MMH a plan of development for the Venus development in Block P. The other Block P joint venture owner, Atlas Petroleum International Limited, did not participate in the submission. On September 26, 2022, the EG MMH approved the submitted plan of development. Final documents to effect the plan of development are subject to EG MMH approval and are under negotiations among all parties.  The Block P production sharing contract provides for a development and production period of 25 years from the date of approval of a development and production plan.

As a result of the PSC Extension discussed above, the exploitation area for the Etame Marin block was expanded to include previously undeveloped acreage. The Company allocated $6.7 million of the share of the signing bonus and $7.1 million of the $18.6 million resulting from the deferred tax impact for the difference between book basis and tax basis to unproved leasehold costs using the acreage attributable to the previous exploitation areas and the additional acreage in the expanded exploitation areas. Exploitation of this additional area is permitted throughout the term of the Etame PSC. As a result of discovering reserves in connection with drilling the South East Etame 4H development well in March 2020, $2.3 million of costs were transferred to proved leasehold costs leaving the remaining $11.5 million in unproved leasehold costs. In connection with the Sasol Acquisition discussed under Note 3, $2.2 million of reserves were attributed to undeveloped properties. The balance of undeveloped leasehold costs related to the Etame Marin block at September 30, 2022 was $13.7 million.

Capitalized Equipment Inventory

Capitalized equipment inventory is reviewed regularly for obsolescence. Adjustments for inventory obsolescence are recorded in the “Other operating income (expense), net” line item of the condensed consolidated statements of operations but were not material for the three and nine months ended September 30, 2022 and 2021.

8. DERIVATIVES AND FAIR VALUE

The Company uses derivative financial instruments from time to time to achieve a more predictable cash flow from crude oil production by reducing the Company’s exposure to price fluctuations. See the table below for the list of outstanding contracts.

Settlement Period	Type of Contract	Index	Average Monthly Volumes	Weighted Average Put Price	Weighted Average Call Price
			(Bbls)	(per Bbl)	(per Bbl)
October 2022 to December 2022	Collars	Dated Brent	109,000	$70.00	$122.00

While these derivative instruments are intended to be an economic hedge to mitigate the impact of a decline in crude oil prices, the Company has not elected hedge accounting. The contracts are being measured at fair value each period, with changes in fair value recognized in net income. The Company does not enter into derivative instruments for speculative or trading proposes. In connection with the RBL facility entered in May 2022, the Company is required to hedge a portion of its anticipated oil production at the time the Company draws down on the borrowing base.

The derivative instruments are measured at fair value using the Income Method. Level 2 observable inputs used in the valuation model include market information as of the reporting date, such as prevailing Brent crude futures prices, Brent crude futures commodity price volatility and interest rates. The determination of the derivative instrument contracts’ fair value includes the impact of the counterparty’s non-performance risk.

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

The following table sets forth the loss on derivative instruments on the Company’s condensed consolidated statements of operations:

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Item	Statement of Operations Line	2022	2021	2022	2021
		(in thousands)
Commodity derivatives	Cash settlements paid on matured derivative contracts, net	$(9,124)	$(4,186)	$(42,683)	$(10,189)
	Unrealized gain (loss)	12,902	(961)	5,161	(10,881)
	Derivative instruments gain (loss), net	$3,778	$(5,147)	$(37,522)	$(21,070)

Subsequent Event

On October 26, 2022, the Company entered into additional derivatives contracts for the first quarter of 2023. The details are in the chart below:

Settlement Period	Type of Contract	Index	Average Monthly Volumes	Weighted Average Put Price	Weighted Average Call Price
January 2023 to March 2023	Collars	Dated Brent	101,000	$ 65.00	$ 120.00

9. ACCRUED LIABILITIES AND OTHER

Accrued liabilities and other balances were comprised of the following:

	As of September 30, 2022	As of December 31, 2021
	(in thousands)
Accrued accounts payable invoices	$21,703	$11,967
FPSO demobilization	8,867	—
Gabon DMO, PID and PIH obligations	10,803	9,465
Derivative liability - crude oil swaps	—	4,806
Capital expenditures	26,516	11,327
Stock appreciation rights – current portion	544	609
Accrued wages and other compensation	2,676	2,124
ARO Obligation	6,701	6,745
Other	5,338	2,401
Total accrued liabilities and other	$83,148	$49,444

10.  COMMITMENTS AND CONTINGENCIES

Abandonment funding

Under the terms of the Etame PSC, the Company has a cash funding arrangement for the eventual abandonment of all offshore wells, platforms and facilities on the Etame Marin block. As a result of the PSC Extension, annual funding payments are spread over the periods from 2018 through 2028, under the 2018 abandonment study. The amounts paid will be reimbursed through the Cost Account and are non-refundable. In November 2021, an abandonment study was done and the estimate used for this purpose is approximately $81.3 million ($47.9 million, net to VAALCO) on an undiscounted basis. The abandonment estimate was presented to the Gabonese Directorate of Hydrocarbons as required by the Etame PSC. Through September 30, 2022, $32.0 million ($18.8 million, net to VAALCO) on an undiscounted basis has been funded. The annual payments will be adjusted based on revisions in the abandonment estimate. This cash funding is reflected under “Other noncurrent assets” in the “Abandonment funding” line item of the condensed consolidated balance sheets. Future changes to the anticipated abandonment cost estimate could change the asset retirement obligation and the amount of future abandonment funding payments.

On March 5, 2019, in accordance with certain foreign currency regulatory requirements, the Gabonese branch of an international commercial bank holding the abandonment funds in a U.S. dollar denominated account transferred the funds to the Central Bank for CEMAC, of which Gabon is one of the six member states. The U.S. dollars were converted to local currency with a credit back to the Gabonese branch. During the three and nine months ended September 30, 2022, the Company recorded a $1.3 million and $3.0 million foreign currency loss, respectively, associated with the abandonment funding account. During the three and nine months ended September 30, 2021, the Company recorded a $0.6 million and a $1.1 million foreign currency loss, respectively, associated with the abandonment funding account. In December 2021, as part of the new FX regulations issued by BEAC, BEAC allowed for opening of U.S. dollars escrow accounts for the abandonment funds at BEAC. The Company is currently working with the extractive industry to formulate the agreements which are expected to be finalized in 2022, that regulate these accounts. Accordingly, pursuant to Amendment No. 5 of the Etame PSC that required these funds to be in U.S. dollars, once the account for the U.S. dollars abandonment fund is open at BEAC the Company will resume its funding of the abandonment fund in compliance with the Etame PSC.

FPSO charter

In connection with the charter of the FPSO, the Company, as operator of the Etame Marin block, guaranteed all of the charter payments under the charter through its contract term. At the Company’s election, the charter could be extended for two one-year periods beyond September 2020. These elections were made, and the charter was extended through September 2022. On September 9, 2022, the Company signed an addendum to the FPSO contract which extended the use of the FPSO through October 4, 2022 and ratified certain decommissioning and demobilization items associated with exiting the contract.

Pursuant to the addendum, VAALCO Gabon agreed to pay the charterer day rate of $150,000 from August 20, 2022 through October 4, 2022, and other demobilization fees totaling $15.3 million on a gross basis, $8.9 million net to VAALCO Gabon. The Company obtained guarantees from each of the Company’s joint venture owners for their respective shares of the payments under the charter.

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

FSO

On August 31, 2021, the Company and its co-venturers at Etame approved the Bareboat Contract (the “Bareboat Contract”) and Operating Agreement (collectively, the “FSO Agreements”) with World Carrier Offshore Services Corp. to replace the existing FPSO with a Floating Storage and Offloading unit (“FSO”). The FSO Agreements required a prepayment of $2 million gross, $1.3 million net to the Company, in 2021 and $5 million gross, $3.2 million net to the Company, in 2022 of which $6 million will be recovered against future rentals. Current total block level field conversion estimates are $70 to $86 million gross, $45 to $55 million net to the Company. The FSO Agreements contain purchase provisions and termination provisions. The Company currently believes that all of the associated engineering, long-lead equipment and significant contracts are proceeding in-line with the anticipated timelines and expected delivery schedules for the deployment of the FSO. On October 19, 2022, the vessel is on location at the Etame Marin block and the Company has issued its final acceptance certificate of the FSO.

Dividend Policy

On November 3, 2021, the Company announced that the Company’s board of directors adopted a cash dividend policy of an expected $0.0325 per common share per quarter. On March 18, 2022, the Company paid a quarterly cash dividend of $0.0325 per share of common stock to the stockholders of record at the close of business on February 18, 2022. On June 24, 2022, the Company paid a quarterly cash dividend of $0.0325 per share of common stock to the stockholders of record at the close of business on May 25, 2022. On September 23, 2022, the Company paid a quarterly cash dividend of $0.0325 per share of common stock to the stockholders of record at the close of business on August 25, 2022.

Payment of future dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including current financial condition, the tax impact of repatriating cash, operating results and current and anticipated cash needs.

Other contractual commitments

In June 2021, the Company entered into a short-term agreement with an affiliate of Borr Drilling Limited to drill a minimum of three wells with options to drill additional wells. Upon completion of the ETBSM 1HB-ST2 well, the commitment to Borr Drilling Limited was satisfied. The Company has exercised its options to extend its contract for the existing rig and expects to release the rig in November 2022.

Subsequent Event

On October 31, 2022, the Company announced a quarterly cash dividend of $0.0325 per share of common stock for the fourth quarter of 2022 which is payable December 22, 2022 to stockholders of record at the close of business on November 22, 2022.

Payment of future dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including current financial condition, the tax impact of repatriating cash, operating results and current and anticipated cash needs.

On November 1, 2022, the Company announced that the Company’s newly-expanded board of directors formally ratified and approved the share buyback program that was announced on August 8, 2022 in conjunction with the Company’s business combination with TransGlobe.  The board of directors also directed management to implement a Rule 10b5-1 trading plan (the “Plan”) to facilitate share purchases through open market purchases, privately-negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934.  The Plan provides for an aggregate purchase of currently outstanding common stock up to $30 million over 20 months.  Payment for shares repurchased under the share buyback program will be funded using the Company's cash on hand and cash flow from operations.

The actual timing, number and value of shares repurchased under the share buyback program will depend on a number of factors, including constraints specified in the Plan, the Company's stock price, general business and market conditions, and alternative investment opportunities. Under the Plan, the Company’s third-party broker, subject to SEC regulations regarding certain price, market, volume and timing constraints, would have authority to purchase the Company’s common stock in accordance with the terms of the Plan.

11. DEBT

As of September 30, 2022 and December 31, 2021, the Company had no outstanding debt.

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

The Facility provides for determination of the borrowing base asset based on the Company’s proved producing reserves and a portion of the Company's proved undeveloped reserves. The borrowing base is determined and redetermined by the Lenders on March 31 and September 30 of each year. Based on the redetermination performed during the year, there was no change in the borrowing base.

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

The Facility Agreement contains certain debt covenants, including that, as of the last day of each calendar quarter, (i) the ratio of Consolidated Total Net Debt to EBITDAX (as each term is defined in the Facility Agreement) for the trailing 12 months shall not exceed 3.0x and (ii) consolidated cash and cash equivalents shall not be lower than $10.0 million. As of September 30, 2022, the Company's borrowing base was $50.0 million. The amount the Company is able to borrow with respect to the borrowing base is subject to compliance with the financial covenants and other provisions of the Facility Agreement. At September 30, 2022, the Company was in compliance with all debt covenants and had no outstanding borrowings under the facility.

The Facility will mature on the earlier of (i) the fifth anniversary of the date on which all conditions precedent to the first utilization of the Facility have been satisfied and (ii) the Reserve Tail Date (as defined in the Facility Agreement) (the “Final Maturity Date”).

Deferred financing costs incurred in connection with securing the Facility were $1.4 million, $1.5 million net of amortization of $0.1 million, which is carried in the accompanying condensed consolidated balance sheets in the line item "Other long-term assets" and is amortized on a straight-line basis, which approximates the effective interest method, over the term of the Facility and included in interest expense in the accompanying condensed consolidated statements of operations.

Subsequent Event

In connection with the Arrangement with TransGlobe in October 2022, and prior to the effective time of the Arrangement, TransGlobe repaid in full all outstanding obligations and liabilities owned under TransGlobe’s credit facility with ATB Financial, representing approximately CAD$4.1 million.

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

Operating leases

The Company is currently a party to several operating lease agreements for the corporate office, rental of marine vessels and equipment and the FPSO. The duration for these agreements ranges from 9 to 30 months. In some cases, the lease contracts require the Company to make payments both for the use of the asset itself and for operations and maintenance services. Only the payments for the use of the asset related to the lease component are included in the calculation of ROU assets and lease liabilities. Payments for the operations and maintenance services are considered non-lease components and are not included in calculating the ROU assets and lease liabilities. For leases on ROU assets used in joint operations, generally the operator reflects the full amount of the lease component, including the amount that will be funded by the non-operators. As operator for the Etame Marin block, the ROU asset recorded for marine vessels, and certain equipment used in the joint operations includes the gross amount of the lease components.

During the third quarter of 2019, the Company notified the lessor of the FPSO of its intent to extend the lease term by the first option that extends the FPSO lease to September 2021. Similarly, during the third quarter of 2020, the Company gave notification to extend the FPSO lease to September 2022.

On September 9, 2022, the Company entered into an addendum to the FPSO contract which extends the contract from  September 2022 through October 4, 2022 and sets forth both the Company’s and lessor's rights and obligations with respect to demobilization and decommissioning. Under ASC 842, the Company was required to reassess the lease for lease classification at the time the Company entered into the amendment. Accordingly, the Company assessed the lease as a short-term lease.

The marine vessels and certain equipment leases include provisions for variable lease payments, under which the Company is required to make additional payments based on the level of production or the number of days or hours the asset is deployed, or the number of persons onboard the vessel. Because the Company does not know the extent that the Company will be required to make such payments, they are excluded from the calculation of ROU assets and lease liabilities.

Financing leases

The Company is currently a party to several financing lease agreements for the FSO and generators used in the operations of the Etame Marin block. On February 15, 2022, the Company signed a contract for a finance lease of generators and related parts. The related ROU asset and lease liability was recorded on the lease commencement date of February 15, 2022.  The remaining minimum duration for this lease is 59 months as of September 30, 2022.

In August 2021, the Company signed the FSO agreements to lease a FSO to replace the current FPSO whose term ended in October 2022. Under the terms of the FSO agreements, a third party is expected to modify the leased vessel in order to meet the Company’s crude-oil production requirements. The vessel arrived on location in the Etame Marin block in August 2022. On  October 19, 2022, the Company signed the final acceptance certificate at which time control of the vessel transferred to the Company.

All leases

For all leases that contain an option to extend the initial lease term, the Company has evaluated whether it will extend the lease beyond the initial lease term. When the Company believes it will utilize these leased assets beyond the initial lease term, those payments have been included in the calculation of the ROU assets and liabilities. The discount rate used to calculate ROU assets and lease liabilities represents the Company’s incremental borrowing rate. The Company determined this by considering the term and economic environment of each lease, and estimating the resulting interest rate the Company would incur to borrow the lease payments.

For the three and nine months ended September 30, 2022 and 2021, the components of the lease costs and the supplemental information were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Lease cost:
Finance lease cost (1)	$97	$—	$261	$—
Operating lease cost	2,547	4,386	11,008	13,266
Short-term lease cost (2)	3,115	585	4,328	1,828
Variable lease cost (3)	1,264	1,584	4,511	4,645
Total lease expense	7,023	6,555	20,108	19,739
Lease costs capitalized	1,877	—	3,300	—
Total lease costs	$8,900	$6,555	$23,408	$19,739

	2022	2021
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows attributable to finance leases	$26	$—
Weighted-average remaining lease term (in years)	4.92	—
Weighted-average discount rate	3.54%	—

Operating cash flows attributable to operating leases	$19,243	$18,018
Weighted-average remaining lease term (in years)	1.51	1.0
Weighted-average discount rate	5.12%	6.09%

(1)	Represents depreciation and interest associated with financing leases.
(2)	Represents short term leases under contracts that are 1 year or less where a ROU asset and lease liability are not required to be recorded.
(3)	Variable costs represent differences between minimum lease costs and actual lease costs incurred under lease contracts.

The table below describes the presentation of the total lease cost on the Company’s condensed consolidated statement of operations. As discussed above, the Company’s joint venture owners are required to reimburse the Company for their share of certain expenses, including certain lease costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Finance lease cost	$165	$—	$261	$—
Production expense	4,049	3,827	11,607	10,328
General and administrative expense	48	49	111	145
Lease costs billed to the joint venture owners	3,441	2,679	9,327	9,266
Total lease expense	7,703	6,555	21,306	19,739
Lease costs capitalized	1,197	—	2,102	—
Total lease costs	$8,900	$6,555	$23,408	$19,739

The following table describes the future maturities of the Company’s lease liabilities at September 30, 2022:

	Operating Leases	Finance Leases
	(in thousands)
Year
2022	$185	$92
2023	1,339	368
2024	197	368
2025	33	368
Thereafter	—	537
	1,754	1,733
Less: imputed interest	33	165
Total lease liabilities	$1,721	$1,568

Under the joint operating agreements, other joint venture owners are obligated to fund $1.4 million of the $3.5 million in future lease liabilities.

13. ASSET RETIREMENT OBLIGATIONS

The following table summarizes the changes in the Company’s asset retirement obligations:

(in thousands)	As of September 30, 2022	As of December 31, 2021
Beginning balance	$40,694	$17,334
Accretion	1,434	1,627
Additions	—	14,564
Revisions	—	7,169
Settlements	(180)	—
Ending balance	$41,948	$40,694

Accretion is recorded in the line item “Depreciation, depletion and amortization” on the condensed consolidated statements of operations.

The Company is required under the Etame PSC for the Etame Marin block in Gabon to conduct abandonment studies to update the amounts being funded for the eventual abandonment of the offshore wells, platforms and facilities on the Etame Marin block. The current abandonment study was prepared in November 2021. At December 31, 2021, associated with the study, the Company recorded an upward revision of $7.2 million to the asset retirement obligation primarily as a result of increased costs expected with the abandonment of the Etame Marin block and a change in the expected timing of the abandonment costs associated with the termination of the FPSO charter. In connection with the Sasol Acquisition, as discussed in Note 3, the Company added $14.6 million of asset retirement obligations as a result of it increasing its interest in the Etame Marin block in 2021. As a result of the expected timing of the abandonment of the FPSO, included in the line item "Accrued liabilities and other" in the condensed consolidated balance sheet is $6.7 million of costs associated with the retirement obligation as of September 30, 2022.

14. SHAREHOLDERS’ EQUITY

Subsequent Event

On October 13, 2022, in connection with the closing of the Arrangement, (i) the total number of authorized shares of common stock of the Company was increased from 100 million to 160 million and (ii) VAALCO issued approximately 49.3 million shares to TransGlobe's shareholders.

Preferred stock

Authorized preferred stock consists of 500,000 shares with a par value of $25 per share. No shares of preferred stock were issued and outstanding as of September 30, 2022 or December 31, 2021.

Treasury stock

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

15.  STOCK-BASED COMPENSATION AND OTHER BENEFIT PLANS

The Company’s stock-based compensation has been granted under several stock incentive and long-term incentive plans. The plans authorize the Compensation Committee of the Company’s board of directors to issue various types of incentive compensation. The Company had previously issued stock options and restricted shares under the 2014 Long-Term Incentive Plan (“2014 Plan”) and stock appreciation rights under the 2016 Stock Appreciation Rights Plan. On June 25, 2020, the Company’s stockholders approved the 2020 Long-Term Incentive Plan (as amended, the “2020 Plan”) under which 5,500,000 shares are authorized for grants. In June 2021, the Company’s stockholders approved an amendment to the 2020 Plan pursuant to which an additional 3,750,000 shares were authorized for issuance pursuant to awards under the 2020 Plan. At September 30, 2022, 6,645,319 shares were available for future grants under the 2020 Plan.

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

As referenced in the table below, the Company records compensation expense related to stock-based compensation as general and administrative expense associated with the issuance of stock options, restricted stock and stock appreciation rights. During the nine months ended September 30, 2022, the Company settled in cash $0.8 million for stock appreciation rights and received $0.3 million for stock option exercises. During the nine months ended September 30, 2021, the Company settled in cash $3.1 million for stock appreciation rights and received $1.3 million for stock option exercises.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Stock-based compensation - equity awards	$541	$327	$1,560	$767
Stock-based compensation - liability awards	(505)	(302)	740	1,331
Total stock-based compensation	$36	$25	$2,300	$2,098

Subsequent Event

In connection with the Arrangement with TransGlobe and pursuant to the Arrangement Agreement, at the effective time of the Arrangement, certain awards previously issued to TransGlobe’s key employees and board members who continued their relationship as employees or board members of VAALCO following the Arrangement, will continue to be governed by the applicable TransGlobe plan, provided that each such applicable plan has been amended to provide that VAALCO common stock shall be issuable in lieu of TransGlobe common stock with respect to TransGlobe’s deferred share units (“DSU”s), performance share units (“PSU”s) and restricted stock units (“RSU”s), in each case, based on the exchange ratio in the Arrangement. For the PSUs that will remain outstanding following the effective time of the Arrangement as described in the immediately preceding sentence, the applicable vesting percentage was determined by the TransGlobe board of directors to be 200% for PSUs granted in 2020 and 2021; and 64.4% for PSUs granted in 2022.

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

During the nine months ended September 30, 2022 and 2021, the weighted average assumptions shown below were used to calculate the weighted average grant date fair value of option grants under the Monte Carlo.

	Nine Months Ended September 30,
	2022	2021
Weighted average exercise price - ($/share)	$6.41	$3.14
Expected life in years	6.0	6.0
Average expected volatility	72%	75%
Risk-free interest rate	1.98%	0.95%
Expected dividend yield	2.30%	—
Weighted average grant date fair value - ($/share)	$2.84	$2.07

Stock option activity associated with the Monte Carlo model for the nine months ended September 30, 2022 is provided below:

	Number of Shares Underlying Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)
Outstanding at January 1, 2022	359	$1.96
Granted	241	6.41
Exercised	—	—
Unvested shares forfeited	—	—
Vested shares expired	—	—
Outstanding at September 30, 2022	600	$3.75	8.59	$861
Exercisable at September 30, 2022	194	$1.68	7.90	$518

Stock option activity associated with the Black-Scholes model for the nine months ended September 30, 2022 is provided below:

	Number of Shares Underlying Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)
Outstanding at January 1, 2022	615	$1.58
Granted	—	—
Exercised	(229)	1.12
Unvested shares forfeited	—	—
Vested shares expired	—	—
Outstanding at September 30, 2022	386	$1.86	1.21	$968
Exercisable at September 30, 2022	386	$1.86	1.21	$968

During the nine months ended September 30, 2022, 49,063 shares were added to treasury as a result of tax withholding on options exercised.

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

The following is a summary of activity for the nine months ended September 30, 2022:

	Restricted Stock	Weighted Average Grant Date Fair Value
	(in thousands)
Non-vested shares outstanding at January 1, 2022	741	$2.36
Awards granted	384	6.56
Awards vested	(334)	2.25
Awards forfeited	(32)	3.69
Non-vested shares outstanding at September 30, 2022	759	$4.48

During the nine months ended September 30, 2022, 69,135 shares were added to treasury as a result of tax withholding on the vesting of restricted shares.

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

During the nine months ended September 30, 2022, the Company did not grant SARs to employees or directors.

SAR activity for the nine months ended September 30, 2022 is provided below:

	Number of Shares Underlying SARs	Weighted Average Exercise Price Per Share	Weight Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at January 1, 2022	362	$1.81
Granted	—	—
Exercised	(153)	1.71
Unvested SARs forfeited	—	—
Vested SARs expired	—	—
Outstanding at September 30, 2022	209	$1.88	1.11	$517
Exercisable at September 30, 2022	209	$1.88	1.11	$517

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

Income taxes attributable to continuing operations for the three and nine months ended September 30, 2022 and 2021 are attributable to foreign taxes payable in Gabon as well as income taxes in the U.S.

Provision for income taxes related to income from continuing operations consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
U.S. Federal:
Current	$—	$—	$—	$—
Deferred	461	(17,619)	(9,408)	(19,668)
Foreign:
Current	(1,165)	5,516	24,928	15,099
Deferred	23,547	(5,080)	48,947	(6,703)
Total	$22,843	$(17,183)	$64,467	$(11,272)

The Company’s effective tax rate for the nine months ended September 30, 2022 and 2021, excluding the impact of discrete items, was 90.3% and 37.5%, respectively. For the nine months ended September 30, 2022, the Company’s overall effective tax rate was appreciably impacted by non-deductible items associated with operations (which includes losses on derivative instruments), transaction costs attributable to the TransGlobe Arrangement, and the release of valuation allowance attributable to the current period. The total tax expense for the nine months ended September 30, 2022 includes a discrete adjustment for the release of an additional $20.2 million of valuation allowance as a result of an increase in forecasted future earnings. For the three months ended September 30, 2022, the current tax benefit of $1.2 million includes an $8.7 million favorable oil price adjustment as a result of the change in value of the government of Gabon’s allocation of Profit Oil between the time it was produced and the time it was taken in-kind. After excluding the impact, current income taxes were an expense of $7.5 million for the period. For the nine months ended September 30, 2022, the current tax expense of $24.9 million includes a $4.4 million favorable oil price adjustment as a result of the change in value of the government of Gabon’s allocation of Profit Oil between the time it was produced and the time it was taken in-kind. After excluding the impact, current income taxes were $29.3 million for the period.

As of September 30, 2022, the Company had no material uncertain tax positions. The Company’s policy is to recognize potential interest and penalties related to unrecognized tax benefits as a component of income tax expense.

In connection with the Arrangement with TransGlobe, the Company anticipates that a Section 382 change of ownership will result although it is not anticipated that this change will have any material impact on the Company’s financial statements.

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

●	volatility of, and declines and weaknesses in crude oil and natural gas prices, as well as our ability to offset volatility in prices through the use of hedging transactions;
●	our ability to effectively integrate and realize the anticipated benefits and synergies expected from the Arrangement with TransGlobe Energy Corporation (“TransGlobe”);
●	our ability to generate sufficient cash to satisfy TransGlobe’s payment obligations under the Merged Concession Agreement or be able to collect some or all of TransGlobe’s receivables from the EGPC;
●	our ability to effectively operate in and satisfy legal requirements in new jurisdictions following the Arrangement;
●	the discovery, acquisition, development and replacement of crude oil and natural gas reserves;
●	impairments in the value of our crude oil and natural gas assets;
●	future capital requirements;
●	our ability to maintain sufficient liquidity in order to fully implement our business plan;
●	our ability to generate cash flows that, along with our cash on hand, will be sufficient to support our operations and cash requirements;
●	the ability of the BWE Consortium of VAALCO, BW Energy and Panoro Energy to successfully execute its business plan;
●	our ability to attract capital or obtain debt financing arrangements;
●	our ability to pay the expenditures required in order to develop certain of our properties;
●	operating hazards inherent in the exploration for and production of crude oil and natural gas;
●	difficulties encountered during the exploration for and production of crude oil and natural gas;
●	the impact of competition;
●	our ability to identify and complete complementary opportunistic acquisitions;
●	our ability to effectively integrate assets and properties that we acquire into our operations;
●	weather conditions;
●	the uncertainty of estimates of crude oil and natural gas reserves;
●	currency exchange rates and regulations;
●	unanticipated issues and liabilities arising from non-compliance with environmental regulations;

●	the ultimate resolution of our abandonment funding obligations with the government of Gabon and the audit of our operations in Gabon currently being conducted by the government of Gabon;
●	the availability and cost of seismic, drilling and other equipment;
●	difficulties encountered in measuring, transporting and delivering crude oil to commercial markets;
●	our ability to effectively replace the floating, production, storage and offloading vessel (“FPSO”);
●	timing and amount of future production of crude oil and natural gas;
●	hedging decisions, including whether or not to enter into derivative financial instruments;
●	general economic conditions, including any future economic downturn, the impact of inflation, disruption in financial markets and the availability of credit;
●	our ability to enter into new customer contracts;
●	changes in customer demand and producers’ supply;
●	actions by the governments of and events occurring in the countries in which we operate;
●	actions by our joint venture owners;
●	compliance with, or the effect of changes in, governmental regulations regarding our exploration, production, and well completion operations including those related to climate change;
●	the outcome of any governmental audit; and
●	actions of operators of our crude oil and natural gas properties.

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

Following the Arrangement with TransGlobe, discussed below, we now have assets in Egypt and Canada.

As discussed further in Note 3 to the condensed consolidated financial statements included in this Quarterly Report, we have discontinued operations associated with our activities in Angola, West Africa.

RECENT DEVELOPMENTS

TransGlobe Merger

On October 13, 2022, VAALCO Energy, Inc. (“VAALCO”) and VAALCO Energy Canada ULC (“AcquireCo”), an indirect wholly-owned subsidiary of VAALCO, completed the previously announced business combination with TransGlobe Energy Corporation (“TransGlobe”) whereby AcquireCo acquired all of the issued and outstanding TransGlobe common shares (the “Arrangement”) and TransGlobe became a direct wholly-owned subsidiary of AcquireCo and an indirect wholly-owned subsidiary of VAALCO, pursuant to an arrangement agreement entered into by VAALCO, AcquireCo and TransGlobe on July 13, 2022 (the “Arrangement Agreement”).

At the effective time of the Arrangement, each common share of TransGlobe issued and outstanding immediately prior to the effective time of the Arrangement (the “TransGlobe common shares”) was converted into the right to receive 0.6727 (the “exchange ratio”) of a share of common stock, par value $0.10 per share, of VAALCO (“VAALCO common stock,” and each share of VAALCO common stock, a “VAALCO share”). The total number of VAALCO shares issued to TransGlobe’s shareholders was approximately 49.3 million. The Arrangement resulted in VAALCO stockholders owning approximately 54.5%, and TransGlobe shareholders owning approximately 45.5% of the combined company (the “Combined Company”), calculated based on vested outstanding shares of each company as of the date of the Arrangement Agreement. The post-Arrangement results of operations of VAALCO and TransGlobe for the fourth quarter of 2022 will be included in the Company’s consolidated results for the period ending December 31, 2022.

Additionally, prior to the effective time of the Arrangement, TransGlobe repaid in full all outstanding obligations and liabilities owned under TransGlobe’s credit facility with ATB Financial, representing approximately C$4.1 million.

For the three and nine months ended September 30, 2022 included in the line item "Other (expense) income, net" is $6.4 million and $7.6 million of transactions costs, respectively, associated with the Arrangement with TransGlobe.

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

Marine Construction Agreement for Subsea Reconfiguration

On March 17, 2022, VAALCO Gabon, SA (“VAALCO Gabon”), a wholly owned subsidiary of VAALCO, entered into an Agreement for the Provision of Subsea Construction and Installation Services (the “Marine Construction Agreement”) with DOF Subsea Canada Corp. (“DOF Subsea”), to support the subsea reconfiguration in connection with the replacement of the then-existing FPSO vessel with a Floating Storage and Offloading vessel (“FSO”) at the Etame Marin field offshore Gabon. Pursuant to the Marine Construction Agreement, DOF Subsea agreed to, among other things, provide all personnel, crew and equipment necessary to assist in the reconfiguration of the Etame field subsea infrastructure to accommodate all field production to the flow to the FSO, which conversion included (i) assistance with retrieval of over 5,000 meters of new flexible pipelines from a manufacturing facility in the United Kingdom, transporting the pipelines to Gabon and installing the pipelines in the Etame field, (ii) performing the retrieval and relocation of existing in-field flowlines and umbilicals to accommodate the reconfigured field development plan and (iii) assistance in the connection of new risers to the FSO (collectively, the “Services”). Pursuant to the Marine Construction Agreement, DOF Subsea provided an offshore construction vessel to facilitate the performance of the Services. In October 2022, we completed the FSO installation and field reconfiguration at Etame field.

Recent Operational Updates

Provisional Award of Two Offshore Blocks in Gabon

On October 11, 2021 we announced our entry into a consortium with BW Energy and Panoro Energy (the “BWE Consortium”) and that the BWE Consortium has been provisionally awarded two blocks in the 12th Offshore Licensing Round in Gabon. The award is subject to concluding the terms of production sharing contracts (“PSCs”) with the Gabonese government. BW Energy will be the operator with a 37.5% working interest, with VAALCO (37.5% working interest) and Panoro Energy (25% working interest) as non-operating joint owners. The two blocks, G12-13 and H12-13 are adjacent to our Etame PSC as well as BW Energy and Panoro’s Dussafu PSC offshore Southern Gabon and cover an area of 2,989 square kilometers and 1,929 square kilometers, respectively.

Charter Agreement for the Floating Storage and Offloading Unit

In August of 2021, we and our co-venturers at Etame approved the Bareboat Contract (the “Bareboat Contract”) and Operating Agreement (the “Operating Agreement” and collectively, the “FSO Agreements”) with World Carrier Offshore Services Corp. (“World Carrier”) to replace the existing FPSO with an FSO. The FSO Agreements required a prepayment of $2 million gross ($1.3 million net) in 2021 and $5 million gross ($3.2 million net) in 2022 of which $6 million will be recovered against future rentals. Current total field conversion estimates are $70 to $86 million gross ($45 to $55 million net to VAALCO).

The FPSO charter we were party to prior to the FSO installation was set to expire in September 2022, but on September 9, 2022 we signed an addendum to the FPSO contract which extended the use of the FPSO through October 4, 2022, and ratified certain decommissioning and demobilization items associated with exiting the contract. Pursuant to the addendum, VAALCO Gabon agreed to pay the charterer day rate of $150,000 from August 20, 2022 through October 4, 2022 and other demobilization fees totaling $15.3 million on a gross basis ($8.9 million net to VAALCO Gabon).

On October 19, 2022, the replacement of the existing FPSO was completed and we signed the final acceptance certificate, at which time control of the vessel transferred to the Company. The new FSO has been named “Teli” (renamed from “Cap Diamant”) and is on site and accepting oil at the Etame Marin block.

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

In July 2022 we completed the South Tchibala 1HB-ST ("ETBSM 1HB-ST") well on the Avouma platform, targeting the Gamba reservoir and also testing the Dentale formation.  The section of the Gamba sand encountered was not economically viable to complete in this wellbore.  However, we did discover two potential zones, the Dentale D1 and Dentale D9 zones for development. The well was completed in the Dentale D1 formation and brought online in July with an initial production rate of approximately 293-390 gross BOPD, 150-200 BOPD net to VAALCO’s 58.8% working interest in 2022.  The Dentale D9 well is temporarily shut-in, however; we plan to evaluate and recomplete the D9 zone during the next drilling campaign.

Following the completion of the ETBSM 1HB-ST well, the rig was mobilized to the Southeast Etame North Tchibala Platform to drill the North Tchibala 2H-ST ("ETBSM 2H-ST") well, targeting the Dentale formation, which is productive in other areas in the Etame license. After setting up the equipment and completing operations to re-enter the well, VAALCO began drilling the ETBSM 2H-ST well on August 8th. On September 27, 2022, we announced successful drilling of the ETBSM 2H-ST well. The well encountered nearly 100 meters of gross Dentale pay sands (72 meters net).  The ETBSM 2H-ST well is currently in the process of cleaning up as operational activities on and around the platform delayed the ability to flow the well soon after it completed drilling.

As previously disclosed, we exercised our option to extend the contract for the rig for two additional well operations after the ETBSM 2H-ST well.

We recently utilized the rig to perform a workover on the North Tchibala 1-H well due to a safety valve in the well that required replacement.  With the rig already on site it was easier and more economic to utilize the rig to complete the workover following the completion of the ETBSM 2H-ST well. The final well operation planned for the rig is another workover, the South East Etame 4-H (“ETSEM-4H”) well, which is expected to restore production to 1,000 and 1,500 gross BOPD upon completion. This well went offline in early September as a result of an upper electric submersible pump (“ESP”) failure and we were unable to restart the upper ESP or the lower ESP to restore production. Utilizing the rig for the workovers instead of new wells that were previously planned has reduced the total cost of the 2021/2022 drilling campaign at Etame.

We estimate the range of cost of the current 2021/2022 drilling program with four wells and two workovers to be between $165 million to $202 million gross, or $104 million to $128 million, net to VAALCO’s participating interest with about $25 million to $31 million gross expected in the last quarter of 2022, or about $16 million to $19 million net to VAALCO.

Acquisition of Additional Working Interest at Etame Marin Block

In November 2020, we signed a sale and purchase agreement ('SPA") to acquire Sasol Gabon S.A. ("Sasol’s") 27.8% working interest in the Etame Marin block offshore Gabon. On February 25, 2021, we completed the acquisition of Sasol’s 27.8% working interest in the Etame Marin block offshore Gabon pursuant to the SPA (the "Sasol Acquisition"). The effective date of the transaction was July 1, 2020. Prior to the Sasol Acquisition, we owned and operated a 31.1% working interest in Etame. The Sasol Acquisition increased our working interest to 58.8%. As a result of the Sasol Acquisition, the net portion of production and costs relating to our Etame operations increased from 31.1% to 58.8%. Reserves, production and financial results for the interests acquired have been included in our results for periods after February 25, 2021. All assets and liabilities associated with Sasol’s interest in Etame Marin block, including crude oil and natural gas properties, asset retirement obligations and working capital items were recorded at their fair value. See Note 3 for further information.

ACTIVITIES BY ASSET

Gabon

Offshore – Etame Marin Block

Development and Production

We operate the Etame Marin Block on behalf of a consortium of companies. As of September 30, 2022, production operations in the Etame Marin block included eleven platform wells, plus three subsea wells tied back by pipelines to deliver crude oil and associated natural gas through a riser system to allow for delivery, processing, storage and ultimately offloading the crude oil from a leased FPSO anchored to the seabed on the block giving us a total of fourteen producing wells. The FPSO has production limitations of approximately 25,000 barrels of oil per day and 30,000 barrels of total fluids per day. During the three months ended September 30, 2022 and 2021, production from the block was 1,647 MBbls (842 MBbls net) and 1,284 MBbls (708 MBbls net), respectively, as discussed below in “Results of Operations”. During the nine months ended September 30, 2022 and 2021, production from the Etame Marin block was 4,701 MBbls (2,405 MBbls net) and 4,063 MBbls (1,904 MBbls net), respectively.

Equatorial Guinea

Our working interest will increase to 45.9% once the EG Ministry of Mines and Hydrocarbons (“EG MMH”) approves a new amendment to the production sharing contract. As of September 30, 2022, we had $10.0 million recorded for the book value of the undeveloped leasehold costs associated with the Block P license. We have completed a feasibility study of a standalone production development opportunity of the Venus discovery on Block P. On July 15, 2022 VAALCO, on behalf of itself and Guinea Ecuatorial de Petroleós (“GEPetrol”), submitted to the EG MMH a plan of development for the Venus development in Block P. The other Block P joint venture owner, Atlas Petroleum International Limited, did not participate in the submission. On September 26, 2022, the EG MMH approved the submitted plan of development. Final documents to effect the plan of development are subject to EG MMH approval and are under negotiations among all parties. The Block P production sharing contract provides for a development and production period of 25 years from the date of approval of a development and production plan.

DISCONTINUED OPERATIONS-ANGOLA

In November 2006, we signed a production sharing contract for Block 5 offshore Angola (“PSA”). Our working interest is 40%, and we carried Sonangol P&P, for 10% of the work program. On September 30, 2016, we notified Sonangol P&P that we were withdrawing from the joint operating agreement effective October 31, 2016. On November 30, 2016, we notified the national concessionaire, Sonangol E.P. that we were withdrawing from the PSA. Further to our decision to withdraw from Angola, we have closed our office in Angola and do not intend to conduct future activities in Angola. As a result of this strategic shift, the Angola segment has been classified as discontinued operations in the Financial Statements for all periods presented. See Note 3 to the Financial Statements. For the three and nine months ended September 30, 2022 and 2021, the Angola segment did not have a material impact on our financial position, results of operations, cash flows and related disclosures.

CAPITAL RESOURCES AND LIQUIDITY

Cash Flows

Our cash flows for the nine months ended September 30, 2022 and 2021 are as follows:

	Nine Months Ended September 30,
	2022	2021	Increase (Decrease) in 2022 over 2021
	(in thousands)
Net cash provided by operating activities before changes in operating assets and liabilities	$95,850	$44,287	$51,563
Net change in operating assets and liabilities	33,906	2,506	31,400
Net cash provided by continuing operating activities	129,756	46,793	82,963
Net cash used in discontinued operating activities	(57)	(72)	15
Net cash provided by operating activities	129,699	46,721	82,978

Net cash used in investing activities	(103,853)	(30,964)	(72,889)

Net cash used in financing activities	(8,075)	(121)	(7,954)
Net change in cash, cash equivalents and restricted cash	$17,771	$15,636	$2,135

The $51.6 million increase in net cash provided by our operating activities, before changes in operating assets was due to the change in the bargain purchase gain, the change in depreciation, the change in losses on derivative instruments and the change in deferred taxes (collectively $92.8 million) partially offset by the changes cash settlement in derivative contracts and lower net income and other changes (collectively ($41.2) million). The net increase in changes provided by operating assets and liabilities of $31.4 million for the nine months ended September 30, 2022 compared to the same period of 2021 was primarily related to increases in accounts payable, accrued liabilities and foreign income taxes payable (collectively $65.6 million) partially offset by changes in the accounts receivable with joint venture owners, trade receivables, crude oil inventory and other changes (collectively ($34.2) million).

The $72.9 million increase in net cash used in investing activities during the nine months ended September 30, 2022 was due to increases in capital spending in 2022 for the Etame 8-H well, the Avouma 3H-ST well, South Tchibala 1HB-ST well, the Etame field reconfiguration, North Tchibala 2H-ST well and other items to support the 2021/2022 drilling campaign. For the nine months ended September 30, 2021, net cash used in investing activities was mainly due to cash used in the purchase of Sasol’s interest in the Etame Block.

Net cash used in financing activities during the nine months ended September 30, 2022 included $5.8 million for dividend distributions, $0.8 million for treasury stock repurchases, as a result of tax withholding on options exercised and on vested restricted stock as discussed in Note 15 to our condensed consolidated financial statements, $1.5 million of costs capitalized associated with our credit facility and $0.2 million of principal payments on our finance leases partially offset by $0.3 million in proceeds from options exercised. For the nine months ended September 30, 2021, cash used in financing activities was mainly due to cash used in the purchase of treasury shares partially offset by proceeds received from options exercised.

Capital Expenditures

For the nine months ended September 30, 2022 we had accrual basis capital expenditures attributable to continuing operations of $121.6 million compared to $11.0 million accrual basis capital expenditures for the same period in 2021, excluding the Sasol Acquisition. For the nine months ended September 30, 2022, our efforts were focused on spending related to the 2021/2022 drilling campaign and Etame field reconfigurations and FSO projects. During the same period in 2021, our spending was concentrated on the Sasol Acquisition and obtaining certain long lead items for the 2021/2022 drilling campaign.

See discussion below in “Capital Resources, Liquidity and Cash Requirements” for further information.

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

See the table below for the unexpired contracts.

Settlement Period	Type of Contract	Index	Average Monthly Volumes	Weighted Average Put Price	Weighted Average Call Price
			(Bbls)	(per Bbl)	(per Bbl)
October 2022 to December 2022	Collars	Dated Brent	109,000	$70.00	$122.00

Pursuant to the Facility entered into in May 2022, we are required to hedge a portion of our anticipated oil production at the time we draw down on the Facility.

Subsequent Event

On October 26, 2022, we entered into additional derivatives contracts for the first quarter of 2023. The details are in the chart below:

Settlement Period	Type of Contract	Index	Average Monthly Volumes	Weighted Average Put Price	Weighted Average Call Price
January 2023 to March 2023	Collars	Dated Brent	101,000	$ 65.00	$ 120.00

Cash on Hand

At September 30, 2022, we had unrestricted cash of $69.3 million. We invest cash not required for immediate operational and capital expenditure needs in short-term money market instruments primarily with financial institutions where we determine our credit exposure is negligible. As operator of the Etame Marin block in Gabon, we enter into project-related activities on behalf of our working interest joint venture owners. We generally obtain advances from joint venture owners prior to significant funding commitments. Our cash on hand will be utilized, along with cash generated from operations, to fund our operations.

We currently sell all our crude oil production from Gabon under a crude oil sales and marketing agreement ("COSMA") with Glencore. Under the COSMA all oil produced from the Etame G4-160 Block offshore Gabon from August 2022 through the Final Maturity Date of the Facility, will be bought and marketed by Glencore, with pricing based upon an average of Dated Brent in the month of lifting, adjusted for location and market factors.

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

Based on current expectations, we believe we have sufficient liquidity through our existing cash balances and cash flow from operations to support our current cash requirements, including those related to our 2021/2022 drilling program and our ability to fund any remaining decommissioning or demobilization costs relating to the FPSO, the FSO charter, as well as transaction expenses and operational costs associated with the TransGlobe acquisition, through December 2023. However, our ability to generate sufficient cash flow from operations or fund any potential future acquisitions, consortiums, joint ventures or pay dividends for other similar transactions depends on operating and economic conditions, some of which are beyond our control. If additional capital is needed, we may not be able to obtain debt or equity financing on terms favorable to us, or at all. We are continuing to evaluate all uses of cash, including opportunistic acquisitions, and whether to pursue growth opportunities and whether such growth opportunities, additional sources of liquidity, including equity and/or debt financings, are appropriate to fund any such growth opportunities.

Merged Concession Agreement

On January 19, 2022, subsidiaries of TransGlobe executed an agreement (the “Merged Concession Agreement”) with the Egyptian General Petroleum Corporation (“EGPC”) to update and merge TransGlobe’s three Egyptian concessions in West Bakr, West Gharib and NW Gharib (the “Merged Concession”). The modernization payments under the Merged Concession Agreement total $65.0 million and are payable over six years from the Merged Concession Effective Date. Under the agreement, TransGlobe will be required to pay an additional $10.0 million on February 1st for each of the next four years. In addition, TransGlobe has committed to spending a minimum of $50.0 million over each five-year period for the 15 years of the primary term (totalling $150.0 million). Our ability to make scheduled payments arising from the Merged Concession Agreement will depend on our financial condition and operating performance, which is subject to then prevailing economic, industry and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control.

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

The Facility provides for determination of the borrowing base asset based on our proved producing reserves and a portion of our proved undeveloped reserves. The borrowing base is determined and redetermined by the Lenders on March 31 and September 30 of each year. Based on the redetermination performed during the year, there was no change in the borrowing base.

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

The Facility Agreement contains certain debt covenants, including that, as of the last day of each calendar quarter, (i) the ratio of Consolidated Total Net Debt to EBITDAX (as each term is defined in the Facility Agreement) for the trailing 12 months shall not exceed 3.0x and (ii) consolidated cash and cash equivalents shall not be lower than $10.0 million. As of September 30, 2022, our borrowing base was $50.0 million. The amount we are able to borrow with respect to the borrowing base is subject to compliance with the financial covenants and other provisions of the Facility Agreement. We were in compliance with all debt covenants at September 30, 2022. As of September 30, 2022, we had no outstanding borrowings under the facility.

The Facility will mature on the earlier of (i) the fifth anniversary of the date on which all conditions precedent to the first utilization of the Facility have been satisfied and (ii) the Reserve Tail Date (as defined in the Facility Agreement) (the “Final Maturity Date”).

In connection with the merger with TransGlobe in October 2022, prior to the effective time of the Arrangement, TransGlobe repaid in full all outstanding obligations and liabilities owned under TransGlobe’s credit facility with ATB Financial, representing approximately C$4.1 million.

Cash Requirements

Our material cash requirements generally consist of finance leases, operating leases, purchase obligations, capital projects and 3D seismic processing, the Sasol Acquisition, the TransGlobe acquisition transaction costs, and abandonment funding, each of which is discussed in further detail below.

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

FSO Agreements – On August 31, 2021, we and our Etame co-venturers approved the Bareboat Contract and Operating Agreement with World Carrier to replace the existing FPSO with a FSO unit at the Etame Marin block offshore Gabon. Pursuant to the Bareboat Charter, World Carrier will provide use of the Teli vessel to VAALCO Gabon for an initial eight-year term, subject to optional two successive one-year extensions. Pursuant to the Operating Agreement, VAALCO Gabon agreed to engage World Carrier for the purposes of maintaining and operating the FSO on its behalf in accordance with the specifications therein and to provide other services to VAALCO Gabon in connection with the operation and maintenance of the FSO. As consideration for the performance by World Carrier of the Operator Services, VAALCO Gabon agreed to pay a daily operating fee (to be paid monthly) beginning on the date of issuance of the Fit to Receive Certificate (as defined in the Operating Agreement) until the end of the term, with such term being the same as the term in the Bareboat Charter.

The FSO Agreements require a prepayment of $2 million gross ($1.2 million net to VAALCO) in 2021 and $5 million gross ($3.2 million net) in 2022 of which $6 million will be recovered against future rentals. In addition, VAALCO Gabon agreed to pay a daily hire rate at certain rates specified therein, with such hire rate being based on the year within the term.

In connection with the implementation of the FSO, we are required to incur certain Etame field configuration expenses in order to facilitate the FSO. Current total field conversion estimates are $70 to $86 million gross ($45 to $55 million net to VAALCO).

The FPSO charter we were party to prior to the FSO installation was set to expire in September 2022, but on September 9, 2022, we signed an addendum to the FPSO contract which extended the use of the FPSO through October 4, 2022, and ratified certain decommissioning and demobilization items associated with exiting the contract. Pursuant to the addendum, VAALCO Gabon agreed to pay the charterer day rate of $150,000 from August 20, 2022 through October 4, 2022 and other demobilization fees totaling $15.3 million on a gross basis ($8.9 million net to VAALCO Gabon).

BWE Consortium – On October 11, 2021, we announced our entry into a consortium with BW Energy and Panoro Energy and that the BWE Consortium has been provisionally awarded two blocks in the 12th Offshore Licensing Round in Gabon. The award is subject to concluding the terms of the PSC with the Gabonese government. BW Energy will be the operator with a 37.5% working interest. We will have a 37.5% working interest and Panoro Energy will have a 25% working interest as non-operating joint owners. The two blocks, G12-13 and H12-13, are adjacent to our Etame PSC as well as BW Energy and Panoro’s Dussafu PSC offshore Southern Gabon, and cover an area of 2,989 square kilometers and 1,929 square kilometers, respectively. The two blocks will be held by the BWE Consortium and the PSCs over the blocks will have two exploration periods totaling eight years which may be extended by an additional two more years. During the first exploration period, the joint owners intend to reprocess existing seismic and carry out a 3-D seismic campaign on these two blocks and have also committed to drilling exploration wells on both blocks. In the event the BWE Consortium elects to enter the second exploration period, the BWE Consortium will be committed to drilling at least another one exploration well on each of the awarded blocks.

Drilling Program – We commenced the 2021/2022 drilling campaign in December 2021 with the drilling of the Etame 8H-ST development well. In February of 2022 we completed the drilling of the Etame 8H-ST well and moved the drilling rig to the Avouma platform to drill the Avouma 3H-ST development well, which targeted the Gamba reservoir. The initial flow rate of the ETAME 8H-ST well was 5,000 gross barrels of oil per day ("BOPD"), 2,560 BOPD net to VAALCO’s 58.8% working interest in 2022. In April 2022, the Avouma 3H-ST well was completed and brought online with an initial production rate of approximately 3,100 gross BOPD, 1,589 BOPD net to VAALCO’s 58.8% working interest in 2022. In September 2022, we successfully drilled the North Tchibala 2H-ST well that was drilled from the Southeast Etame North Tchibala platform in the Etame field, offshore Gabon and we are preparing to complete the well utilizing a fracture stimulation vessel that will provide support with multiple stimulation and frac-pack operations.

In July 2022 we completed the ETBSM 1HB-ST well on the Avouma platform, targeting the Gamba reservoir and also testing the Dentale formation. The section of the Gamba sand encountered was not economically viable to complete in this wellbore. However, we did discover two potential zones, The Dentale D1 and Dentale D9 zones for development. The well was completed in the Dentale D1 formation and brought online in July with an initial production rate of approximately 293-390 gross BOPD, 150-200 BOPD net to VAALCO’s 58.8% working interest in 2022. The Dentale D9 well is temporarily shut-in, however; we plan to evaluate and recomplete the D9 zone during the next drilling campaign.

Following the completion of the ETBSM 1HB-ST well, the rig was mobilized to the Southeast Etame North Tchibala Platform to drill the North Tchibala  ("ETBSM") 2H-ST well, targeting the Dentale formation, which is productive in other areas in the Etame license. This mobilization was delayed by two weeks due to weather and the rig began operations on the well in late July. After setting up the equipment and completing operations to re-enter the well, VAALCO began drilling the ETBSM 2H-ST well on August 8, 2022. The well is currently in the process of cleaning up as operational activities on and around the platform delayed the ability to flow the well soon after it completed drilling.

We recently utilized the rig to perform a workover on the North Tchibala 1-H well due to a safety valve in the well that required replacement.  With the rig already on site it was easier and more economic to utilize the rig to complete the workover following the completion of the North Tchibala 2H-ST well. The final well operation planned for the rig is another workover, the ETSEM-4H well, which is expected to restore production to 1,000 and 1,500 gross BOPD upon completion. This well went offline in early September as a result of an upper ESP failure and we were unable to restart the upper ESP or the lower ESP to restore production. Utilizing the rig for the workovers instead of new wells that were previously planned has reduced the total cost of the 2021/2022 drilling campaign at Etame.

In July 2022, we elected to exercise our options on the rig contract time to allow us to perform two workovers. We expect to release the drilling rig in November 2022.

We estimate the range of cost of the 2021/2022 drilling program with four wells and two workovers to be between $165 million to $202 million gross, or $104 million to $128 million, net to VAALCO’s participating interest with $25 million to $31 million gross expected in the last quarter of 2022, or $16 million to $19 million net to VAALCO.

TransGlobe Merger – On October 13, 2022, the Company and AcquireCo completed the business combination with TransGlobe. At the effective time of the Arrangement and pursuant to the Arrangement Agreement, each common share of TransGlobe issued and outstanding immediately prior to the effective time of the Arrangement was converted into the right to receive 0.6727 of a share of VAALCO common stock. The total number of VAALCO shares issued to TransGlobe’s shareholders was approximately 49.3 million.

Dividend Policy – On November 3, 2021, we announced that our board of directors adopted of a quarterly cash dividend policy of an expected $0.0325 per common share per quarter, commencing in the first quarter of 2022.

On March 18, 2022, we paid a quarterly cash dividend of $0.0325 per share of common stock to the stockholders of record at the close of business on February 18, 2022. On June 24, 2022, we paid a quarterly cash dividend of $0.0325 per share of common stock to the stockholders of record at the close of business on May 25, 2022. On August 5, 2022, we announced that the board of directors had declared a quarterly cash dividend of $0.0325 per share of common stock, payable on September 23, 2022 to stockholders of record at the close of business on August 24, 2022. On October 31, 2022, we announced a quarterly cash dividend of $0.0325 per share of common stock for the fourth quarter of 2022 which is payable December 22, 2022 to stockholders of record at the close of business on November 22, 2022.

In connection with the Arrangement with TransGlobe, we announced our intention, following consummation of the Arrangement, we would seek to have an annualized dividend target of $28 million for 2023, or approximately $0.25 per share (calculated based the estimated combined outstanding shares after the merger), with payments to be made quarterly.

Payment of future dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including current financial condition, the tax impact of repatriating cash, operating results and current and anticipated cash needs.

Share Buyback Program – On November 1, 2022, we announced that our newly-expanded board of directors formally ratified and approved the share buyback program that was announced on August 8, 2022 in conjunction with the Company’s business combination with TransGlobe.  The board of directors also directed management to implement a Rule 10b5-1 trading plan (the “Plan”) to facilitate share purchases through open market purchases, privately-negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934.  The Plan provides for an aggregate purchase of currently outstanding common stock up to $30 million over 20 months.  Payment for shares repurchased under the share buyback program will be funded using the Company's cash on hand and cash flow from operations.

Shares may be repurchased from time-to-time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs, and the Share Buyback Program may be suspended or discontinued at any time. The actual timing, number and value of shares repurchased will be determined by a committee of the board of directors at its discretion and will depend on a number of factors, including the market price of VAALCO’s common stock, general market and economic conditions, alternative investment opportunities and other corporate considerations.

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

War with Ukraine and Other Market Forces – The outbreak of armed conflict between Russia and Ukraine in February 2022 and the subsequent sanctions imposed on the Russian Federation has, and may continue to have, a destabilizing effect on the European continent and the global oil and natural gas markets. The ongoing conflict has caused, and could intensify, volatility in oil and natural gas prices, and the extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have a substantial negative impact on the global economy and/or our business for an unknown period of time.

During the three and nine months ended September 30, 2022, for example, we noticed that the lead times associated with obtaining materials to support our operations and drilling activities has lengthened and, in some cases, prices for materials have increased. Management believes the ongoing war between Russia and Ukraine and its related impact on the global economy are causing supply chain issues and energy concerns in parts of the global economy. In addition, increased inflation, higher interest rates and current turmoil in certain governments are impacting the global supply chain market.

Commodity Prices – Historically, the markets for oil and natural gas have been volatile. Oil, natural gas and NGL prices are subject to wide fluctuations in supply and demand. Our cash flows from operations may be adversely impacted by volatility in crude oil prices, a decrease in demand for crude oil and future production cuts by OPEC+. In July 2021, OPEC+ agreed to increase production beginning in August 2021 to phase out a portion of the prior production cuts by September 2022. However, as a result of the recent decline in oil prices, on October 5, 2022, OPEC+ announced plans to reduce overall oil production by 2 MMBbls per day starting November 2022. To date, we have not received any mandate to reduce our current oil production from the Etame Marin block as a result of the OPEC+ initiative. Brent crude prices were approximately $88.90 per barrel as of September 30, 2022.

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

Hedging

We seek to mitigate the impact of volatility in crude oil prices through hedging. See the table below for the unexpired contracts.

Settlement Period	Type of Contract	Index	Average Monthly Volumes	Weighted Average Put Price	Weighted Average Call Price
			(Bbls)	(per Bbl)	(per Bbl)
October 2022 to December 2022	Collars	Dated Brent	109,000	$70.00	$122.00

Pursuant to the Facility entered into in May 2022, we are required to hedge a portion of our anticipated oil production at the time that we draw down on the Facility.

Subsequent Event

On October 26, 2022, we entered into additional derivatives contracts for the first quarter of 2023.  The details are in the chart below:

Settlement Period	Type of Contract	Index	Average Monthly Volumes	Weighted Average Put Price	Weighted Average Call Price
January 2023 to March 2023	Collars	Dated Brent	101,000	$ 65.00	$ 120.00

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies subsequent to December 31, 2021.

NEW ACCOUNTING STANDARDS

See Note 2 to the condensed consolidated financial statements.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

Net income for the three months ended September 30, 2022 was $6.9 million compared to net income of $31.7 million for the same period of 2021. See discussion below for changes in revenue and expense.

Crude oil and natural gas revenues increased $22.2 million, or approximately 39.7%, to $78.1 million during the three months ended September 30, 2022 from $55.9 million for the same period in prior year. The increased revenue is attributable to higher sales prices for the three months ended September 30, 2022 compared to the same period in 2021.

	Three Months Ended September 30,
	2022	2021	Increase/(Decrease)
	(in thousands except per bbl information)
Net crude oil sales volume (MBbls)	731	741	(10)
Average crude oil sales price (per Bbl)	$103.61	$73.02	$30.59

Net crude oil revenue	$78,097	$55,899	$22,198

Operating costs and expenses:
Production expense	23,312	25,208	(1,896)
FPSO demobilization	8,867	-	8,867
Exploration expense	56	479	(423)
Depreciation, depletion and amortization	8,963	6,970	1,993
General and administrative expense	1,979	2,940	(961)
Bad debt expense	1,020	318	702
Total operating costs and expenses	44,197	35,915	8,282
Other operating expense, net	—	46	(46)
Operating income	$33,900	$20,030	$13,870

The revenue changes in the three months ended September 30, 2022 compared to the same period in 2021 identified as related to changes in price or volume, are shown in the table below:

(in thousands)
Price (1)	$22,361
Volume	(730)
Other	567
$22,198
(1)	The price in the table above excludes revenues attributed to carried interests

The table below shows net production, sales volumes and realized prices for both periods.

	Three Months Ended September 30,
	2022	2021
Gabon net crude oil production (MBbls)	842	708
Gabon net crude oil sales (MBbls)	731	741

Average realized crude oil price ($/Bbl)	$103.61	$73.02
Average Dated Brent spot price* ($/Bbl)	99.90	73.51

*Average of daily Dated Brent spot prices posted on the U.S. Energy Information Administration website.

Crude oil sales are a function of the number and size of crude oil liftings in each quarter from the FPSO, and thus, crude oil sales do not always coincide with volumes produced in any given quarter. We made three liftings during the three months ended September 30, 2022 and three liftings during the three months ended September 30, 2021. Our share of crude oil inventory aboard the FPSO, excluding royalty barrels, was approximately 143,972 barrels and 98,031 barrels at September 30, 2022 and 2021, respectively.

Production expenses decreased $1.9 million, or approximately 7.5%, for the three months ended September 30, 2022 to $23.3 million from $25.2 million for the same period in prior year. The decrease in expense was primarily related to lower workover costs and changes in crude oil inventory of $7.2 million partially offset by higher FPSO hire charges, higher boat expense, higher personnel costs and other costs of $5.3 million. On a per barrel basis, production expense, excluding workover expense and stock compensation expense, for the three months ended September 30, 2022 increased to $31.8 per barrel from $28.9 per barrel for the three months ended September 30, 2021 primarily as a result of higher charter and boat costs incurred in 2022. While we have not experienced any material operational disruptions associated with the current worldwide COVID-19 pandemic, we have incurred approximately $0.2 million and $0.8 million in higher costs related to the proactive measures taken in response to the pandemic for each of the three months ended September 30, 2022 and 2021.

FPSO demobilization costs for the three months ended September 30, 2022 increased to $8.9 million. These costs were incurred to retire the FPSO as we transition the block to the FSO. There were no similar expenses incurred in during the same period in 2021.

Exploration expense decreased $0.4 million, or approximately 83.3% for the three months ended September 30, 2022 to $0.1 million from $0.5 million for the same period in prior year. The decrease in expense is due to incurring minimal amounts for seismic processing costs for the three months ended September 30, 2022 compared to the same period in 2021 when the Company was processing the seismic data it had acquired in 2020.

Depreciation, depletion and amortization costs increased $2.0 million, or approximately 28.6% for the three months ended September 30, 2022 to $9.0 million from $7.0 million for the same period in prior year. The increase in depreciation, depletion and amortization expense is due to higher depletable costs in 2022 associated with the 2021/2022 drilling campaign.

General and administrative expenses decreased $1.0 million, or 32.7% for the three months ended September 30, 2022 to $2.0 million from $2.9 million for the same period in prior year. The decrease in general and administrative expense is due to higher corporate overhead allocation for the three months ended September 30, 2022 compared to the same period in 2021.

Bad debt expense increased by $0.7 million, or approximately 220.8% for the three months ended September 30, 2022 to $1.0 million from $0.3 million for the same period in prior. The increase is a result of increased spend as a result of the 2021/2022 drilling campaign. The bad debt expense and related allowance account associated with the TVA balance has also increased as we have received no payments related to these balances in 2022.

Other operating income (expense), net for the three months ended September 30, 2022 and for the three months ended September 30, 2021 was not material to our results.

Derivative instruments gain (loss), net is attributable to our swaps as discussed in Note 8 to the condensed consolidated financial statements. Derivative gain (loss) changed by $8.9 million, or approximately 173.4% to a gain of $3.8 million for the three months ended September 30, 2022 from a loss of $5.1 million during the same period in prior year. Derivative gains (losses) are a result of the increase in the price of Dated Brent crude oil over the initial strike price per barrel of the option over the three months ended September 30, 2022 and 2021, respectively. Every quarter in 2021 and continuing into 2022 Dated Brent crude oil prices have increased. During the third quarter of 2022, dated Brent crude oil prices decreased. Our derivative instruments currently cover a portion of our production through March 2023.

Interest income (expense), net increased $0.2 million to an expense of $0.2 million for the three months ended September 30, 2022 from an expense of $0.0 million during the same period in 2021. Net interest expense for the three months ended September 30, 2022, includes commitments fees incurred on the Facility, amortization of debt issue costs related to the Facility and interest associated with our finance leases partially offset by interest income.

Other (expense) income increased $7.4 million to an expense of $7.7 million for the three months ended  September 30, 2022  from an expense of $0.3 million for the three months ended September 30, 2021. Other (expense) income, net normally consists of foreign currency losses as discussed in Note 1 to the condensed consolidated financial statements.  However, for the three months ended September 30, 2022, also included in other (expense) income, net is $6.4 million of transactions costs associated with the Arrangement with TransGlobe.

Income tax expense (benefit) for the three months ended September 30, 2022 was an expense of $22.8 million. This is comprised of current tax benefit of $1.2 million and $24.0 million of deferred tax expense. See Note 16 to the condensed consolidated financial statements for further information. Income tax expense (benefit) for the three months ended September 30, 2021 was a benefit of $17.2 million. This was comprised of $22.7 million of deferred tax benefit and a current tax expense of $5.5 million. The deferred income tax benefit for the three months ended September 30, 2021 included a $22.3 million deferred tax benefit from the reversal of the valuation allowance.

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

Net income for the nine months ended September 30, 2022 was $34.1 million compared to net income of $47.5 million for the same period of 2021. See the discussion below for changes in revenue and expense.

Crude oil and natural gas revenues increased $115.0 million, or approximately 80.6%, to $257.7 million during the nine months ended September 30, 2022 from $142.7 million for the same period in prior year 2021. The increase in revenue is attributable to more crude oil sold and higher sales prices and Sasol’s additional working interest for the full nine months ended September 30, 2022.

	Nine Months Ended September 30,
	2022	2021	Increase/(Decrease)
	(in thousands except per bbl information)
Net crude oil sales volume (MBbls)	2,305	2,002	303
Average crude oil sales price (per Bbl)	$109.28	$68.31	$40.97

Net crude oil revenue	$257,738	$142,696	$115,042

Operating costs and expenses:
Production expense	67,147	57,760	9,387
FPSO demobilization	8,867	-	8,867
Exploration expense	250	1,286	(1,036)
Depreciation, depletion and amortization	21,827	16,928	4,899
General and administrative expense	10,507	12,221	(1,714)
Bad debt expense	2,083	814	1,269
Total operating costs and expenses	110,681	89,009	21,672
Other operating expense, net	(5)	(440)	435
Operating income (loss)	$147,052	$53,247	$93,805

The revenue changes in the nine months ended September 30, 2022 compared to the same period in 2021 identified as related to changes in price or volume, are shown in the table below:

(in thousands)
Price (1)	$94,436
Volume	20,698
Other	(92)
$115,042
(1)	The price in the table above excludes revenues attributed to carried interests

The table below shows net production, sales volumes and realized prices for both periods.

	Nine Months Ended September 30,
	2022	2021
Gabon net crude oil production (MBbls)	2,405	1,904
Gabon net crude oil sales (MBbls)	2,305	2,002

Average realized crude oil price ($/Bbl)	$109.28	$68.31
Average Dated Brent spot price* ($/Bbl)	105.00	67.89

*Average of daily Dated Brent spot prices posted on the U.S. Energy Information Administration website.

Crude oil sales are a function of the number and size of crude oil liftings in each quarter from the FPSO, and thus, crude oil sales do not always coincide with volumes produced in any given quarter. We made nine liftings during the nine months ended September 30, 2022 and eight liftings during the nine months ended September 30, 2021. The nine months ended September 30, 2022 includes Sasol’s interest for the entire period while during the same period in 2021, Sasol’s interest was included after the acquisition date, February 25, 2021. Our share of crude oil inventory aboard the FPSO, excluding royalty barrels, was approximately 143,972 barrels and 98,031 barrels at September 30, 2022 and 2021, respectively.

Production expenses increased $9.4 million, or approximately 16.3%, for the nine months ended September 30, 2022 to $67.1 million from $57.8 million, for same period in the prior year. The increase in expense was primarily related to higher FPSO costs, boat expense, chemical costs, personnel costs, domestic market obligation (“DMO”) costs, and other costs (collectively an increase of $19.9 million), partially offset by lower workover costs, lower crude oil costs and other costs (collectively $10.6 million). For the nine months ended September 30, 2022 production expenses, excluding workover expense and stock compensation expense, increased to $29.10 per barrel from $26.75 per barrel for the nine months ended September 30, 2021 primarily as a result of higher costs experienced in 2022. While we have not experienced any material operational disruptions associated with the current worldwide COVID-19 pandemic, we have incurred approximately $1.6 million for the nine months ended September 30, 2022 and $2.3 million in higher costs for the nine months ended September 30, 2021 related to the proactive measures taken in response to the pandemic.

FPSO demobilization costs for the nine months ended September 30, 2022 increased to $8.9 million. These costs were incurred to retire the FPSO as we transition the block to the FSO. There were no similar expenses incurred in during the same period in 2021.

Exploration expense decreased $1.0 million, or approximately 80.6% for the nine months ended September 30, 2022 to $0.3 million from $1.3 million for the same period in prior year. The decrease is due to incurring minimal amounts for seismic processing costs for the nine months ended September 30, 2022 compared to the same period in 2021 when the Company was processing the seismic data it had acquired in 2020.

Depreciation, depletion and amortization costs increased $4.9 million, or approximately 28.9% for the nine months ended September 30, 2022 to $21.8 million from $16.9 million for the same period in the prior year. The increase in depreciation, depletion and amortization expense is due to higher depletable costs in 2022 associated with the 2021/2022 drilling campaign.

General and administrative expenses decreased $1.7 million, or approximately 14.0% in the nine months ended September 30, 2022 to $10.5 million compared to $12.2 million for the same period in the prior year. The decrease in expense was primarily related to lower corporate salary and wages, lower legal fees and higher allocations of corporate expenses in 2022 (collectively $4.7 million) partially offset by higher audit and professional fees and other fees (collectively $3.0 million).

Bad debt expense increased by $1.2 million, or 155.9%, for the nine months ended September 30, 2022 to $2.1 million from $0.8 million for the same period in the prior year. The increase is a result of increased spending as a result of the 2021/2022 drilling campaign. The bad debt expense and related allowance account associated with the TVA balance has also increased as we have received no payments related to these balances in 2022.

Other operating income (expense), net for the nine months ended September 30, 2022 was not material to our results. For the nine months ended September 30, 2021, the $0.4 million in Other, net included the $0.4 million difference between the fair value of the contingent consideration paid to Sasol in April 2021, $5.0 million, and the fair value of the contingent consideration on the closing date of the Sasol Acquisition, $4.6 million.

Derivative instruments gain (loss), net is attributable to our derivative instruments as discussed in Note 8 to the condensed consolidated financial statements. Derivative losses increased $16.5 million to a loss of $37.5 million for the nine months ended September 30, 2022 from a loss of $21.1 million for the same period in the prior year. Derivative losses are a result of the increase in the price of Dated Brent crude oil over the initial strike price per barrel of the option over the nine months ended September 30,2022 and 2021, respectively. Every quarter in 2021 and continuing in 2022 Dated Brent crude oil prices have increased. Since VAALCO owes the counterparty for any Dated Brent price over the initial per barrel value and we continued to place on additional hedges in 2021 and 2022, the loss associated with the derivates has increased. Our derivative instruments currently cover a portion of our production through March 2023.

Interest (expense) income, net decreased $0.4 million to an expense of $0.4 million for the nine months ended September 30, 2022 from expense of $0.0 million during the same period in 2021. Net interest expense for the nine months ended September 30, 2022, includes commitments fees incurred on the Facility, amortization of debt issue costs related to the Facility and interest associated with our finance leases partially offset by interest income.

Other (expense) income decreased $14.6 million to an expense of $10.5 million for the nine months ended September 30, 2022 from income of $4.1 million for the nine months ended September 30, 2021. Other (expense) income, net normally consists of foreign currency losses as discussed in Note 1 to the condensed consolidated financial statements.  However, for the nine months ended September 30, 2022, Other (expense) income also included $7.6 million of transactions costs associated with the Arrangement with TransGlobe. For the nine months ended September 30, 2021, included un in Other (expense) income, net, is a bargain purchase gain of $5.5 million partially offset by $1.0 million of transaction fees associated with the Sasol Acquisition.

Income tax expense (benefit) for the nine months ended September 30, 2022 was an expense of $64.5 million. This is comprised of current tax expense of $24.9 million and $39.5 million of deferred tax expense. The deferred income tax expense for the nine months ended September 30, 2022 included a $20.2 million deferred tax benefit from the reversal of the valuation allowance. See Note 16 to the condensed consolidated financial statements for further information. Income tax expense (benefit) for the nine months ended September 30, 2021 was a benefit of $11.3 million. This was comprised of a $26.4 million of deferred tax benefit and a current tax expense of $15.1 million. The deferred income tax expense for the nine months ended September 30, 2021 included a $22.3 million deferred tax benefit from the reversal of the valuation allowance.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

We are exposed to market risk, including the effects of adverse changes in commodity prices, foreign exchange rates and interest rates as described below.

FOREIGN EXCHANGE RISK

Our results of operations and financial condition are affected by currency exchange rates. While crude oil sales are denominated in U.S. dollars, portions of our costs in Gabon are denominated in the local currency (the Central African CFA Franc, or XAF), and our VAT receivable as well as certain liabilities in Gabon are also denominated in XAF. A weakening U.S. dollar will have the effect of increasing costs while a strengthening U.S. dollar will have the effect of reducing costs. For our VAT receivable in Gabon, a strengthening U.S. dollar will have the effect of decreasing the value of this receivable resulting in foreign exchange losses, and vice versa. The Gabon local currency is tied to the Euro. The exchange rate between the Euro and the U.S. dollar has historically fluctuated in response to international political conditions, general economic conditions and other factors beyond our control. As of September 30, 2022, we had net monetary assets of $26.3 million (XAF 17,636.4 million) denominated in XAF. A 10% weakening of the CFA relative to the U.S. dollar would have a $2.4 million reduction in the value of these net assets. For the three and nine months ended September 30, 2022, we had expenditures of approximately $8.8 million and $24.9 million (net to VAALCO), respectively, denominated in XAF.

COUNTERPARTY RISK

We are exposed to market risk on our open derivative instruments related to potential nonperformance by our counterparty. To mitigate this risk, we enter into such derivative contracts with creditworthy financial institutions deemed by management as competent and competitive market makers.

COMMODITY PRICE RISK

Our major market risk exposure continues to be the prices received for our crude oil and natural gas production. Sales prices are primarily driven by the prevailing market prices applicable to our production. Market prices for crude oil and natural gas have been volatile and unpredictable in recent years, and this volatility may continue. Sustained low crude oil and natural gas prices or a resumption of the decreases in crude oil and natural gas prices could have a material adverse effect on our financial condition, the carrying value of our proved reserves, our undeveloped leasehold interests and our ability to borrow funds and to obtain additional capital on attractive terms. If crude oil sales were to remain constant at the most recent quarterly sales volumes of 731 MBbls, a $5 per Bbl decrease in crude oil price would be expected to cause a $3.7 million decrease per quarter in revenues and operating income (loss) and a $3.3 million decrease per quarter in net income (loss).

As of September 30, 2022, we had unexpired derivative instruments outstanding covering 326 MBbls of production through December 2022. In October of 2022, we added derivative contracts covering 303,000 MBbls of production from January 2023 through March 2023. These instruments were intended to be an economic hedge against declines in crude oil prices; however, they were not designated as hedges for accounting purposes. See Note 8 to our condensed consolidated financial statements for further discussion.

Interest Rate Sensitivity

Changes in market interest rates affect the amount of interest on our Facility. However as of September 30, 2022 we had no amounts drawn under the facility. The commitment fees on the undrawn availability under the Facility are not subject to changes in interest rates. Additionally, changes in market interest rates could impact interest costs associated with any future debt issuances.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The evaluation was performed with the participation of senior management, under the supervision of the principal executive officer and principal financial officer. Based on their evaluation as of September 30, 2022, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to the Completion of the Arrangement with TransGlobe

Significant demands will be placed on the Combined Company as a result of the recent completion of the Arrangement.

As a result of the pursuit and completion of the Arrangement, significant demands have and will continue to be placed on the managerial, operational and financial personnel and systems of the Combined Company. We cannot provide any assurance that management of VAALCO and the operations teams of the Combined Company will be adequate to support the expansion of operations and associated increased costs and complexity following and resulting from the recent consummation of the Arrangement. The future operating results of the Combined Company will be affected by the ability of its officers and key employees to manage changing business conditions, integrate the acquisition of TransGlobe and implement a new business strategy.

We may not realize the anticipated benefits of the Arrangement and the integration of TransGlobe may not occur as planned.

The Arrangement was agreed to with the expectation that its completion will result in accretive reserves and expected production amounts as well as enhanced growth capital markets opportunities for the Combined Company. These anticipated benefits will depend in part on whether TransGlobe’s and VAALCO’s operations can be integrated in an efficient and effective manner. A significant number of operational and strategic decisions and certain staffing decisions with respect to integration of the two companies have not yet been made. These decisions and the integration of the two companies will present challenges to management, including the integration of systems and personnel of the two companies which may be geographically separated, anticipated and unanticipated liabilities, unanticipated costs (including substantial capital expenditures required by the integration) and the loss of key employees. In particular, following a transition period of up to six months following consummation of the Arrangement, we expect the departure of TransGlobe’s former President and Chief Executive Officer, Vice President, Finance, Chief Financial Officer and Corporate Secretary and Vice President and Chief Operating Officer. These departures may result in a loss of institutional knowledge concerning TransGlobe’s operations and could delay the achievement of the Combined Company’s strategic objectives. In addition, there may be potential unknown liabilities of TransGlobe that may prevent the Combined Company from fully realizing the anticipated benefits of the Arrangement.

The performance of the Combined Company’s operations now that the Arrangement has been completed could be adversely affected if, among other things, the Combined Company is not able to achieve the anticipated benefits expected to be realized in entering the Arrangement or retain key employees to assist in the integration and operation of TransGlobe and VAALCO. In particular, the Combined Company may not be able to realize the anticipated strategic benefits and synergies from the Arrangement. We believe that the combination of the companies will provide a number of operational and financial benefits. However, achieving these goals assumes, among other things, the realization of the targeted cost synergies expected from the Arrangement. The consummation of the Arrangement may pose special risks, including one-time write-offs, restructuring charges and unanticipated costs. In addition, the integration process could result in diversion of the attention of management and disruption of existing relationships with suppliers, employees, customers and other constituencies of each company. Although we and our advisors have conducted due diligence on the operations of TransGlobe, there can be no guarantee that we are aware of any and all liabilities of TransGlobe.

In addition, our management has assumed that we will be able to elect to treat the Arrangement as an asset acquisition under Section 338(g) of the Internal Revenue Code of 1986, as amended (the “Code”). This election may be unavailable if existing TransGlobe shareholders own shares of VAALCO common stock in an amount that prevents the Arrangement from being a “qualified stock purchase” (within the meaning of Section 338(d)(3) of the Code).

A determination of the common ownership of VAALCO and TransGlobe is not possible until the closing of the arrangement and may still be subject to uncertainty following the closing If an election under Section 338(g) of the Code is unavailable, the integration of TransGlobe may give rise to additional tax costs and the actual combined performance of VAALCO and TransGlobe following the arrangement may differ materially from the assumptions of VAALCO’s management. As a result of these and other factors, it is possible that certain benefits expected from the combination of TransGlobe and VAALCO may not be realized.

The Combined Company may not generate sufficient cash to satisfy TransGlobe’s payment obligations under the Merged Concession Agreement or be able to collect some or all of TransGlobe’s receivables from the EGPC, which could negatively affect the Combined Company’s operating results and financial condition.

On January 19, 2022, subsidiaries of TransGlobe executed an agreement with the EGPC (the “Merged Concession Agreement”) to update and merge TransGlobe’s three Egyptian concessions in West Bakr, West Gharib and NW Gharib (the “Merged Concession”). The Merged Concession Agreement was signed by its parties on January 19, 2022 with an effective date of February 1, 2020 (the “Merged Concession Effective Date”). As part of the conditions precedent to the signing of the Merged Concession Agreement by the Minister of Petroleum & Mineral Resources on behalf of the Egyptian Government, TransGlobe remitted the initial modernization payment of $15.0 million and signature bonus of $1.0 million. In accordance with the Merged Concession Agreement, TransGlobe made another modernization payment to the EGPC in the amount of $10.0 million on February 1, 2022. The modernization payments under the Merged Concession Agreement total $65.0 million and are payable over six years from the Merged Concession Effective Date. Under the agreement, TransGlobe will be required to pay an additional $10.0 million on February 1st for each of the next four years. In addition, TransGlobe has committed to spending a minimum of $50.0 million over each five-year period for the 15 years of the primary term (total $150.0 million). TransGlobe’s ability to make scheduled payments arising from the Merged Concession Agreement will depend on its financial condition and operating performance, which would be subject to then prevailing economic, industry and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond its control. TransGlobe may be unable to maintain a level of cash flow sufficient to permit it to satisfy the payment obligations under the Merged Concession Agreement. If TransGlobe is unable to satisfy its obligations, it is possible that the EGPC could seek to terminate the Merged Concession Agreement, which would negatively affect the combined company’s operating results and financial condition.

In addition, upon execution of the Merged Concession Agreement, there was a Merged Concession Effective Date adjustment of funds owed to TransGlobe for the difference between the commercial terms in the Concession Agreement and the Merged Concession Agreement applicable to the Eastern Desert production from the Merged Concession Effective Date. The quantum of this adjustment is currently being finalized with the EGPC and could result in a range of outcomes based on the final price per barrel negotiated. TransGlobe has recognized a receivable of $67.5 million as of June 30, 2022, which represents the amount expected to be received from the EGPC based on historical realized prices. If the EGPC’s financial position becomes impaired or it disputes or if the EGPC refuses to pay some or all of the said amount, TransGlobe’s ability to fully collect such receivable from the EGPC could be impaired, which could negatively affect the combined company’s operating results and financial condition.

Inflation could adversely impact the Combined Company’s ability to control its costs, including its operating expenses and capital costs.

Although inflation has been relatively low in recent years, it rose significantly in the second half of 2021 and the first nine months of 2022. In addition, global and industry-wide supply chain disruptions have resulted in shortages in labor, materials and services. Such shortages have resulted in inflationary cost increases for labor, materials and services and could continue to cause costs to increase, as well as a scarcity of certain products and raw materials. To the extent elevated inflation remains, the combined company may experience further cost increases for its operations, including oilfield services and equipment as increasing prices of oil, natural gas and natural gas liquids increased drilling activity in its areas of operations, as well as increased labor costs. An increase in the prices of oil, natural gas and natural gas liquids may cause the costs of materials and services we use to rise. We cannot predict any future trends in the rate of inflation, and a significant increase in inflation, to the extent we are unable to recover higher costs through higher commodity prices and revenues, could negatively impact our business, financial condition and results of operation.

TransGlobe’s public filings are subject to Canadian disclosure standards, which differ from SEC disclosure requirements.

VAALCO’s reserve estimates have been prepared in accordance with United States Financial Accounting Standards Board’s (“FASB”) ASC Topic 932 – Extractive Activities – Oil and Natural Gas under U.S. GAAP and subpart 1200 of Regulation S-K promulgated by the SEC (the “U.S. Standards”). VAALCO has not been involved in the preparation of TransGlobe’s historical oil and natural gas reserves estimates. TransGlobe’s historical oil and natural gas reserves estimates were prepared in accordance with the standards set forth in the COGE Handbook and the reserves definitions contained in NI 51-101 and the COGE Handbook, which differ from the requirements of United States securities laws. In addition to being a reporting issuer in all provinces of Canada, TransGlobe is a registrant with the SEC but is permitted to present disclosure of its reserves information in accordance with the standards set out in the COGE Handbook and the reserves definitions contained in NI 51-101 and the COGE Handbook.

 Estimates of reserves and future net revenue made in accordance with NI 51-101 will differ from corresponding U.S. GAAP standardized measure prepared in accordance with U.S. Standards and those differences may be material. For example, the U.S. standards require United States oil and gas reporting companies, in their filings with the SEC, to disclose only proved reserves after the deduction of royalties and production due to others but permits the optional disclosure of probable and possible reserves in accordance with SEC’s definitions. Additionally, the COGE Handbook and NI 51-101 require disclosure of reserves and related future net revenue estimates based on forecast prices and costs, whereas the U.S. Standards require that reserves and related future net revenue be estimated using average prices for the previous 12 months and that the standardized measure reflect discounted future net income taxes related to VAALCO’s operations. In addition, the COGE Handbook and NI 51-101 permit the presentation of reserves estimates on a “company gross” basis, representing TransGlobe’s working interest share before deduction of royalties, whereas the U.S. Standards require the presentation of net reserve estimates after the deduction of royalties and similar payments. There are also differences in the technical reserves estimation standards applicable under NI 51-101 and, pursuant thereto, the COGE Handbook, and those applicable under the U.S. Standards. NI 51-101 requires that proved undeveloped reserves be reviewed annually for retention or reclassification if development has not proceeded as previously planned, while the U.S. Standards specify a five-year limit after initial booking for the development of proved undeveloped reserves. Finally, the SEC prohibits disclosure of oil and gas resources in SEC filings, including contingent resources, whereas Canadian securities regulatory authorities allow disclosure of oil and gas resources. Resources are different than, and should not be construed as, reserves. The foregoing is not an exhaustive summary of Canadian or U.S. reserves reporting requirements.

The Combined Company faces political risks in new jurisdictions.

TransGlobe’s principal operations, development and exploration activities and significant investments are held in Canada and Egypt, some of which may be considered to have an increased degree of political and sovereign risk. Any material adverse changes in government policies or legislation of such countries or any other country that TransGlobe has economic interests in that affect oil and gas exploration activities may affect the viability and profitability of the Combined Company.

While the governments in Canada, Egypt and other countries in which TransGlobe has oil and gas operations or development or exploration projects have historically supported the development of natural resources by foreign companies, there is no assurance that such governments will not in the future adopt different regulations, policies or interpretations with respect to, but not limited to, foreign ownership of oil and gas resources, royalty rates, taxation, rates of exchange, environmental protection, labor relations, repatriation of income or return of capital, restrictions on production or processing, price controls, export controls, currency remittance, or the obligations of TransGlobe under its respective oil and gas laws, code or standards. The possibility that such governments may adopt substantially different policies or interpretations, which might extend to the expropriation of assets, may have a material adverse effect on the combined company following the arrangement. Political risk also includes the possibility of terrorism, civil or labor disturbances and political instability. No assurance can be given that applicable governments will not revoke or significantly alter the conditions of the applicable oil and gas authorizations nor can assurance be given that such oil and gas authorizations will not be challenged or impugned by third parties. The effect of any of these factors may have a material adverse effect on the Combined Company’s results of operations and financial condition.

Upon consummation of the arrangement, we became a reporting issuer in Canada and are therefore subject to certain Canadian disclosure requirements.

Upon consummation of the arrangement, we became a reporting issuer in each of the provinces of Canada and is subject to Canadian continuous disclosure and other reporting obligations under applicable Canadian securities laws. Most Canadian continuous disclosure requirements are codified in National Instrument 51-102 – Continuous Disclosure Obligations (“NI 51-102”) of the Canadian Securities Administrators. The application of these requirements to VAALCO is modified by various rules providing exemptions for non-Canadian issuers in certain circumstances, including National Instrument 71-101 – The Multijurisdictional Disclosure System (“NI 71-101”) and National Instrument 71-102 – Continuous Disclosure and Other Exemptions Relating to Foreign Issuers (“NI 71-102”). NI 51-102 generally requires that issuers file audited annual financial statements and unaudited interim financial statements meeting certain requirements, management’s discussion and analysis relating to its annual and interim financial statements, an annual information form, material change reports and other disclosure items at prescribed times and/or upon the occurrence of certain specified events. We will be able to satisfy most of its Canadian reporting obligations under Canadian securities laws by filing certain of its U.S. disclosure documents in accordance with the exemptions codified in NI 71-101 and NI 71-102 on the System for Electronic Document Analysis and Retrieval at www.sedar.com. Nonetheless, we will be required to prepare and disclose our reserves information in accordance with the COGE Handbook and NI 51-101, and such disclosure standards differ from the SEC’s applicable disclosure requirements. See “—TransGlobe’s public filings are subject to Canadian disclosure standards, which differ from SEC disclosure requirements.” These additional reporting obligations will cause us to incur increased compliance costs and place increased demands on our management, administrative, operational and accounting resources and on our audit committee. As a general matter, we will not be able to cease to be a Canadian reporting issuer unless and until residents of Canada do not: (i) directly or indirectly beneficially own more than 2% of each class or series of outstanding securities (including debt securities) of VAALCO worldwide; and (ii) directly or indirectly comprise more than 2% of the total number of securityholders of VAALCO worldwide.

Upon consummation of the arrangement, VAALCO became subject to the Canadian take-over bid regime pursuant to applicable Canadian securities laws.

Upon consummation of the arrangement, VAALCO became subject to the Canadian take-over bid regime pursuant to applicable Canadian securities laws. In general, a take-over bid is an offer to acquire voting or equity securities of a class made to persons in a Canadian jurisdiction where the securities subject to the bid, together with securities beneficially owned, or over which control or direction is exercised, by a bidder, its affiliates and joint actors, constitute 20% or more of the outstanding securities of that class of securities. Subject to the availability of an exemption, take-over bids in Canada are subject to prescribed rules that govern the conduct of a bid by requiring a bidder to comply with detailed disclosure obligations and procedural requirements. Among other things, a take-over bid must be made to all holders of the class of voting or equity securities being purchased; a bid is required to remain open for a minimum of 105 days subject to certain limited exceptions; a bid is subject to a mandatory, non-waivable minimum tender requirement of more than 50% of the outstanding securities of the class that are subject to the bid, excluding securities beneficially owned, or over which control or direction is exercised, by a bidder, its affiliates and joint actors; and following the satisfaction of the minimum tender requirement and the satisfaction or waiver of all other terms and conditions, a bid is required to be extended for at least an additional 10-day period. There are a limited number of exemptions from the formal take-over bid requirements. In general, certain of these exemptions include the following: (i) the normal course purchase exemption permits the holder of more than 20% of a class of equity or voting securities to purchase up to an additional 5% of the outstanding securities in a 12-month period (when aggregated with all other purchases in that period), provided there must be a published market and the purchaser must pay not more than the “market price” of the securities (as defined) plus reasonable brokerage fees or commissions actually paid; (ii) the private agreement exemption exempts private agreement purchases that result in the purchaser exceeding the 20% take-over bid threshold, provided the agreement must be made with not more than five sellers and the sellers may not receive more than 115% of the “market price” of the securities (as defined); and (iii) the foreign take-over bid exemption exempts a bid from the formal take-over bid requirements if, among other things, less than 10% of the outstanding securities of the class are held by Canadian residents and the published market on which the greatest volume of trading in securities of the class occurred in the 12 months prior to the bid was not in Canada.

Increased exposure to foreign exchange fluctuations and capital controls may adversely affect the combined company’s earnings and the value of some of the combined company’s assets.

Our reporting currency is the U.S. dollar and the majority of our earnings and cash flows are denominated in U.S. dollars. The operations of TransGlobe are also reported in U.S. dollars, but TransGlobe conducts some of its business in currencies other than the U.S. dollar and, as a result, the Combined Company’s consolidated earnings and cash flows may be impacted by movements in the exchange rates to a greater extent than prior to the Arrangement. In particular, any change in the value of the currencies of the Canadian Dollar or the Egyptian Pound versus the U.S. dollar could negatively impact the Combined Company’s earnings, and could negatively impact the Combined Company’s ability to realize all of the anticipated benefits of the Arrangement.

In addition, from time to time, emerging market countries such as those in which the Combined Company will operate adopt measures to restrict the availability of the local currency or the repatriation of capital across borders. These measures are imposed by governments or central banks, in some cases during times of economic instability, to prevent the removal of capital or the sudden devaluation of local currencies or to maintain in-country foreign currency reserves. In addition, many emerging markets countries require consents or reporting processes before local currency earnings can be converted into U.S. dollars or other currencies and/or such earnings can be repatriated or otherwise transferred outside of the operating jurisdiction. These measures may have a number of negative effects on the Combined Company, reduction of the immediately available capital that the Combined Company could otherwise deploy for investment opportunities or the payment of expenses. In addition, measures that restrict the availability of the local currency or impose a requirement to operate in the local currency may create other practical difficulties for the Combined Company.

The combined company will face new legislation and tax risks in certain TransGlobe operating jurisdictions.

TransGlobe has operations and conducts business in multiple jurisdictions in which we do not currently operate or conduct business, which may increase our susceptibility to sudden tax changes. Taxation laws in these jurisdictions are complex, subject to varying interpretations and applications by the relevant tax authorities and subject to changes and revisions in the ordinary course, which could result in an increase in TransGlobe’s taxes, or other governmental charges, duties or impositions, or an unreasonable delay in the refund of certain taxes owing to TransGlobe. No assurance can be given that new tax laws, rules or regulations will not be enacted or that existing tax laws will not be changed, interpreted or applied in a manner that could result in the Combined Company’s profits being subject to additional taxation, result in the combined company not recovering certain taxes on a timely basis or at all, or that could otherwise have a material adverse effect on the Combined Company.

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

Under the Facility Agreement, we are subject to certain debt covenants, including that (i) the ratio of Consolidated Total Net Debt to EBITDAX (as each term is defined in the Facility Agreement) for the trailing 12 months shall not exceed 3.0x and (ii) consolidated cash and cash equivalents shall not be lower than $10.0 million. We were in compliance with covenants under the Facility through September 30, 2022; however, commodity prices have been extremely volatile in recent history and a protracted future decline in commodity prices could cause us to not be in compliance with certain financial covenants under the Facility in future periods. A breach of the covenants under the Facility would cause a default, potentially resulting in acceleration of all amounts outstanding under the Facility. Certain payment defaults or acceleration under the Facility could cause a cross-default or cross-acceleration of other future outstanding indebtedness. Such a cross-default or cross-acceleration could have a wider impact on our liquidity than might otherwise arise from a default or acceleration of a single debt instrument. If an event of default occurs, or if other future debt agreements cross-default, and the lenders under the affected debt agreements accelerate the maturity of any loans or other debt outstanding, we may not have sufficient liquidity to repay all of our outstanding indebtedness.

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

Risks Related to Our Industry

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our business may be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. We are continuing to monitor the situation in Ukraine and globally and assessing its potential impact on our business.

Additionally, Russia’s prior annexation of Crimea, recent recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military interventions in Ukraine have led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia, Belarus, others, including an agreement to remove certain Russian financial institutions from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) payment system, expansive ban on imports and exports of products to and from Russia and ban on exportation of U.S denominated banknotes to Russia or persons located there. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to increased volatility in oil and gas prices or create supply chain interruptions. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sale of Equity Securities

There were no sales of unregistered securities during the quarter ended September 30, 2022 that were not previously reported on a Current Report on Form 8-K.

Issuer Repurchases of Common Stock

On November 1, 2022, we announced that VAALCO’s newly-expanded board of directors formally ratified and approved the share buyback program that was announced on August 8, 2022 in conjunction with the Company’s business combination with TransGlobe.  The board of directors also directed management to implement the Plan to facilitate share purchases through open market purchases, privately-negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934.  The Plan provides for an aggregate purchase of currently outstanding common stock up to $30 million over 20 months.  Payment for shares repurchased under the share buyback program will be funded using the Company's cash on hand and cash flow from operations.

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

3.4	Certificate of Amendment to Restated Certificate of Incorporation of VAALCO, dated October 13, 2022 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 14, 2022 and incorporated herein by reference).
10.1(a)*	First Amendment to Employment Agreement, dated as of August 30, 2022, by and between VAALCO Energy, Inc. and Michael Silver
10.2(a)**	Addendum No. 7 to Contract for the Provision of an FPSO, dated September 9, 2022, between VAALCO Gabon S.A., Tinworth Pte. Limited and Tinworth Gabon S.A.
10.3	Form of VAALCO Voting Agreement, dated as of July 13, 2022 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 14, 2022 and incorporated herein by reference).
10.4	Form of TransGlobe Voting Agreement, dated as of July 13, 2022 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 14, 2022 and incorporated herein by reference).
31.1(a)	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.
31.2(a)	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.
32.1(b)	Sarbanes-Oxley Section 906 certification of Principal Executive Officer.
32.2(b)	Sarbanes-Oxley Section 906 certification of Principal Financial Officer.
101.INS(a)	Inline XBRL Instance Document.
101.SCH(a)	Inline XBRL Taxonomy Schema Document.
101.CAL(a)	Inline XBRL Calculation Linkbase Document.
101.DEF(a)	Inline XBRL Definition Linkbase Document.
101.LAB(a)	Inline XBRL Label Linkbase Document.
101.PRE(a)	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).

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

Dated: November 8, 2022