Form 10-Q
period 2023-06-30
VAALCO ENERGY INC /DE/
filed 2023-08-09
CIK 894627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 4, 2023, there were outstanding 106,475,814 shares of common stock, $0.10 par value per share, of the registrant.

VAALCO ENERGY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	As of June 30, 2023	As of December 31, 2022
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$46,186	$37,205
Restricted cash	113	222
Receivables:
Trade, net	57,360	52,147
Accounts with joint venture owners, net of allowance for credit losses of $0.5 and $0.3 million, respectively	216	15,830
Foreign income taxes receivable	—	2,769
Other, net of allowance for credit losses of $3.5 and $0.0 million, respectively	66,615	68,519
Crude oil inventory	10,800	3,335
Prepayments and other	18,077	20,070
Total current assets	199,367	200,097

Crude oil and natural gas properties, equipment and other - successful efforts method, net	481,740	495,272
Other noncurrent assets:
Restricted cash	1,779	1,763
Value added tax and other receivables, net of allowance of $9.5 million and $8.4 million, respectively	8,807	7,150
Right of use operating lease assets	1,639	2,777
Right of use finance lease assets	90,584	90,698
Deferred tax assets	37,155	35,432
Abandonment funding	6,268	20,586
Other long-term assets	1,674	1,866
Total assets	$829,013	$855,641
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$40,716	$59,886
Accounts with joint venture owners	6,284	—
Accrued liabilities and other	84,104	91,392
Operating lease liabilities - current portion	1,667	2,314
Finance lease liabilities - current portion	7,684	7,811
Foreign income taxes payable	12,575	—
Current liabilities - discontinued operations	673	687
Total current liabilities	153,703	162,090
Asset retirement obligations	42,958	41,695
Operating lease liabilities - net of current portion	130	686
Finance lease liabilities - net of current portion	79,856	78,248
Deferred tax liabilities	82,895	81,223
Other long-term liabilities	17,465	25,594
Total liabilities	377,007	389,536
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, $25 par value; 500,000 shares authorized, none issued	—	—
Common stock, $0.10 par value; 160,000,000 shares authorized, 121,205,919 and 119,482,680 shares issued, 106,997,933 and 107,852,857 shares outstanding, respectively	12,121	11,948
Additional paid-in capital	355,206	353,606
Accumulated other comprehensive income	3,060	1,179
Less treasury stock, 14,207,986 and 11,629,823 shares, respectively, at cost	(59,055)	(47,652)
Retained earnings	140,674	147,024
Total shareholders' equity	452,006	466,105
Total liabilities and shareholders' equity	$829,013	$855,641

See notes to condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except per share amounts)
Revenues:
Crude oil, natural gas and natural gas liquids sales	$109,240	$110,985	$189,643	$179,641
Operating costs and expenses:
Production expense	38,604	25,475	66,804	43,835
FPSO Demobilization - Norms Waste Disposal	5,647	—	5,647	—
Exploration expense	57	67	65	194
Depreciation, depletion and amortization	38,003	8,191	62,420	12,864
General and administrative expense	5,395	3,534	10,619	8,528
Credit losses and other	680	571	1,615	1,063
Total operating costs and expenses	88,386	37,838	147,170	66,484
Other operating expense, net	(303)	—	(303)	(5)
Operating income	20,551	73,147	42,170	113,152
Other income (expense):
Derivative instruments gain (loss), net	31	(9,542)	52	(41,300)
Interest expense, net	(1,703)	(118)	(3,949)	(121)
Other expense, net	(537)	(2,111)	(1,677)	(2,807)
Total other expense, net	(2,209)	(11,771)	(5,574)	(44,228)
Income from continuing operations before income taxes	18,342	61,376	36,596	68,924
Income tax expense (benefit)	11,588	46,252	26,359	41,624
Income from continuing operations	6,754	15,124	10,237	27,300
Loss from discontinued operations, net of tax	(2)	(20)	(15)	(32)
Net income	$6,752	$15,104	$10,222	$27,268
Other comprehensive income (loss)
Currency translation adjustments	2,006	—	1,881	—
Comprehensive income	$8,758	$15,104	$12,103	$27,268

Basic net income per share:
Income from continuing operations	$0.06	$0.25	$0.10	$0.46
Loss from discontinued operations, net of tax	—	—	—	—
Net income per share	$0.06	$0.25	$0.10	$0.46
Basic weighted average shares outstanding	106,965	58,925	107,175	58,814
Diluted net income per share:
Income from continuing operations	$0.06	$0.25	$0.09	$0.45
Loss from discontinued operations, net of tax	—	—	—	—
Net income per share	$0.06	$0.25	$0.09	$0.45
Diluted weighted average shares outstanding	107,613	59,361	108,050	59,278

See notes to condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Common Shares Issued	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total
	(in thousands)
Balance at January 1, 2023	119,483	(11,630)	$11,948	$353,606	$1,179	$(47,652)	$147,024	$466,105
Shares issued - stock-based compensation	633	(187)	64	210	—	—	—	274
Stock-based compensation expense	—	—	—	683	—	—	—	683
Common shares purchased	—	(981)	—	—	—	(4,517)	—	(4,517)
Treasury stock	—	—	—	—	—	(860)	—	(860)
Dividend distributions	—	—	—	—	—	—	(6,735)	(6,735)
Cumulative effect of adjustment upon adoption of ASU 2016-13 on January 1, 2023	—	—	—	—	—	—	(3,120)	(3,120)
Other comprehensive loss	—	—	—	—	(125)	—	—	(125)
Net income	—	—	—	—	—	—	3,470	3,470
Balance at March 31, 2023	120,116	(12,798)	$12,012	$354,499	$1,054	$(53,029)	$140,639	$455,175
Shares issued - stock-based compensation	1,090	(249)	109	(1)	—	—	—	108
Stock-based compensation expense	—	—	—	708	—	—	—	708
Common shares purchased	—	(1,161)	—	—	—	(5,023)	—	(5,023)
Treasury stock	—	—	—	—	—	(1,003)	—	(1,003)
Dividend distributions	—	—	—	—	—	—	(6,717)	(6,717)
Other comprehensive loss	—	—	—	—	2,006	—	—	2,006
Net income	—	—	—	—	—	—	6,752	6,752
Balance at June 30, 2023	121,206	(14,208)	$12,121	$355,206	$3,060	$(59,055)	$140,674	$452,006

	Common Shares Issued	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total
	(in thousands)
Balance at January 1, 2022	69,562	(10,939)	$6,956	$76,700	$—	$(43,847)	$104,488	$144,297
Shares issued - stock-based compensation	300	(64)	30	168	—	—	—	198
Stock-based compensation expense	—	—	—	404	—	—	—	404
Treasury stock	—	—	—	—	—	(387)	—	(387)
Dividend Distributions	—	—	—	—		—	(1,929)	(1,929)
Net income	—	—	—	—	—	—	12,164	12,164
Balance at March 31, 2022	69,862	(11,003)	$6,986	$77,272	$—	$(44,234)	$114,723	$154,747
Shares issued - stock-based compensation	263	(54)	27	31	—	—	—	58
Stock-based compensation expense	—	—	—	616	—	—	—	616
Treasury stock	—	—	—	—	—	(401)	—	(401)
Dividend Distribution							(1,943)	(1,943)
Net income	—	—	—	—	—	—	15,104	15,104
Balance at June 30, 2022	70,125	(11,057)	$7,013	$77,919	$—	$(44,635)	$127,884	$168,181

See notes to condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2023	2022
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,222	$27,268
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	15	32
Depreciation, depletion and amortization	62,420	12,864
Bargain purchase gain	1,412	—
Deferred taxes	1,618	15,531
Unrealized foreign exchange loss	313	360
Stock-based compensation	1,254	2,264
Cash settlements paid on exercised stock appreciation rights	(233)	(805)
Derivative instruments (gain) loss, net	(52)	41,300
Cash settlements paid on matured derivative contracts, net	(63)	(33,559)
Cash settlements paid on asset retirement obligations	(374)	—
Credit losses and other	1,615	1,063
Other operating loss, net	62	5
Operational expenses associated with equipment and other	(1,196)	718
Change in operating assets and liabilities:
Trade receivables	(5,208)	(47,810)
Accounts with joint venture owners	21,746	10,283
Other receivables	(1,868)	(943)
Crude oil inventory	(7,465)	(12,274)
Prepayments and other	(69)	1,570
Value added tax and other receivables	(2,302)	(2,249)
Other long-term assets	1,508	(1,072)
Accounts payable	(10,897)	(857)
Foreign income taxes receivable/payable	15,344	26,093
Deferred tax liability	(3,081)	—
Accrued liabilities and other	(7,137)	29,263
Net cash provided by (used in) continuing operating activities	77,584	69,045
Net cash used in discontinued operating activities	(15)	(38)
Net cash provided by (used in) operating activities	77,569	69,007
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(54,832)	(60,278)
Net cash provided by (used in) continuing investing activities	(54,832)	(60,278)
Net cash used in discontinued investing activities	—	—
Net cash provided by (used in) investing activities	(54,832)	(60,278)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuances of common stock	382	257
Dividend distribution	(13,452)	(3,872)
Treasury shares	(11,403)	(788)
Deferred financing costs	(30)	(1,451)
Payments of finance lease	(3,379)	(68)
Net cash provided by (used in) in continuing financing activities	(27,882)	(5,922)
Net cash used in discontinued financing activities	—	—
Net cash provided by (used in) in financing activities	(27,882)	(5,922)
Effects of exchange rate changes on cash	(285)	—
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(5,430)	2,807
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	59,776	72,314
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$54,346	$75,121

See notes to condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTAL DISCLOSURES (Unaudited)

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$5,177	$113
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment additions incurred but not paid at end of period	$26,746	$29,155
Recognition of right-of-use finance lease assets and liabilities	$3,273	$1,851

See notes to condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND ACCOUNTING POLICIES

VAALCO Energy, Inc. (together with its consolidated subsidiaries “we”, “us”, “our”, “VAALCO” or the “Company”) is a Houston, Texas-based independent energy company engaged in the acquisition, exploration, development and production of crude oil, natural gas and natural gas liquids ("NGLs") properties. As operator, the Company has production operations and conducts exploration activities in Gabon and Canada and hold interests in two production sharing contracts (“PSCs”) in Egypt. The Company has opportunities to participate in development and exploration activities in Equatorial Guinea, West Africa. As discussed further in Note 3 below, VAALCO has discontinued operations associated with activities in Angola, West Africa and Yemen.

The Company’s consolidated subsidiaries are VAALCO Gabon (Etame), Inc., VAALCO Production (Gabon), Inc., VAALCO Gabon S.A., VAALCO Angola (Kwanza), Inc., VAALCO Energy (EG), Inc., VAALCO Energy Mauritius (EG) Limited, VAALCO Energy, Inc. (UK Branch), VAALCO Energy (USA), Inc., VAALCO Energy (International), LLC, VAALCO Energy (Holdings), LLC, TransGlobe Energy Corporation, TG Energy UK Ltd., TransGlobe Petroleum International Inc., TG Holdings Yemen Inc., TransGlobe West Bakr Inc., TransGlobe West Gharib Inc., TG Energy Marketing Inc., and TG NW Gharib Inc., TG S Ghazalat Inc.

These unaudited condensed consolidated financial statements (“Financial Statements”) are unaudited, but in the opinion of management, reflect all adjustments necessary for a fair presentation of results for the interim periods presented. All adjustments are of a normal recurring nature unless disclosed otherwise. Interim period results are not necessarily indicative of results expected for the full year.

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

On October 5, 2022, the Organization of the Petroleum Exporting Countries, Russia and other allied producing countries (collectively, “OPEC+”) announced plans to reduce overall oil production by 2 MMBbls per day starting  November 2022 through December 2023. On April 3, 2023, OPEC+ reaffirmed this reduction and announced additional voluntary reductions totaling 1.2 MMBbls per day through December 2023 by various members in addition to the 500 MBbls per day voluntary reduction already announced by Russia in February 2023. Included in the 1.2 MMBbls per day reduction was a voluntary reduction by the Gabonese government of 8 MBbls per day. On June 5, 2023, OPEC meeting Saudi Arabia agreed to an additional 1 MMBbls per day for July 2023 but could be extended. In addition, members of OPEC+ agreed to extend the group's existing supply cuts of 3.7 MMBbls per day for another year ( December 2024). The Company has not received any mandate to reduce its current oil production from the Etame Marin block as a result of the OPEC+ initiatives.

The average Brent crude oil price for the three months ended June 30, 2023 was $78 per barrel. The average price for all 2022 and 2023 periods are summarized below:

Average Brent Prices	2023	2022
First Quarter	$81.07	$100.87
Second Quarter	$77.99	$113.84
Third Quarter	$—	$100.71
Fourth Quarter	$—	$88.72

During the year ended December 31, 2022 and continuing into 2023, the lead times associated with obtaining materials to support its operations and drilling activities have lengthened and, in some cases, prices for fuel, services and materials have increased. Management believes the ongoing war between Russia and Ukraine and the slowdown of the economy in China and their related impact on the global economy are causing supply chain issues and energy concerns in parts of the global economy. In addition, increased inflation and higher interest rates are impacting the global supply chain market.

While the current commodity price environment is still favorable and the Company has not experienced material disruptions to its operations, any factors affecting the global market or further deteriorations of the global supply chain market  may have a material adverse impact on financial results and business operations of the Company.

Principles of consolidation – The accompanying unaudited condensed consolidated financial statements include the accounts of VAALCO and its wholly owned subsidiaries. Investments in unincorporated joint ventures and undivided interests in certain operating assets are consolidated on a pro rata basis. All intercompany transactions within the consolidated group have been eliminated in consolidation.

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

Estimates of crude oil, natural gas and NGLs reserves used to estimate depletion expense and impairment charges require judgments and are generally less precise than other estimates made in connection with financial disclosures. Due to inherent uncertainties and the limited nature of data, estimates are imprecise and subject to change over time as additional information becomes available.

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

Restricted cash and abandonment funding – Restricted cash includes cash that is contractually restricted. Restricted cash is classified as a current or non-current asset based on its designated purpose and time duration. Current amounts in restricted cash at June 30, 2023 and 2022 each include an escrow amount for the floating, production, storage and offloading vessel (“FPSO”) and representing bank guarantees for customs clearance in Gabon. For Canada, approximately $0.1 million has been set aside as of June 30, 2023 related to property taxes reserved for Mountain View County. Long-term amounts at June 30, 2023 and 2022 include a charter payment escrow for the FPSO offshore Gabon as discussed in Note 10 and amounts set aside for the future abandonment of the Etame Marin block. The Company invests restricted and excess cash in readily redeemable money market funds. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows.

	As of June 30,
	2023	2022
	(in thousands)
Cash and cash equivalents	$46,186	$53,062
Restricted cash - current	113	216
Restricted cash - non-current	1,779	1,752
Abandonment funding	6,268	20,091
Total cash, cash equivalents and restricted cash	$54,346	$75,121

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

On February 28, 2019, the Gabonese branch of the international commercial bank holding the abandonment funds in a U.S. dollar (“USD”) denominated account advised the Company that the bank regulator required transfer of the funds to the Bank Of Central African States (BEAC) which is the Central Bank of the Economic and Monetary Community of Central Africa (CEMAC) of which Gabon is one of the six member states, for conversion to local currency with a credit back to the Gabonese branch in local currency. The Etame PSC provides these payments must be denominated in USD and the CEMAC regulations provide for establishment of a USD account with the Central Bank. Although the Company requested establishment of such account, the Central Bank did not comply with its requests since they were working on an abandonment fund common policy for the oil and gas Industry as well as the mining industry. As a result, the Company was not able to make the annual abandonment funding payment for the years 2019 through 2022 totaling $5.8 million, net to VAALCO based on the 2018 abandonment study. On January 12, 2023, after continued discussions with various BEAC and government officials, the Company was allowed to re-establish a USD denominated account and made whole for the original USD amount of $37.3 million that was in the account prior to conversion to a local currency account in 2019.

In the first quarter of 2023, the Directorate of Hydrocarbons in Gabon approved a $26.6 million ($15.6 million, net to VAALCO) abandonment funding payment associated with the FPSO retirement. The Company received payment of $15.6 million in March 2023. The balance remained unchanged during the second quarter of 2023.

The Company is working on an updated abandonment study with Directorate of Hydrocarbons in Gabon and on establishing a payment schedule to resume funding of the abandonment fund in compliance with the Etame PSC.

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

Other receivables, net – Under the terms of the Etame PSC, the Company can be required to contribute to meeting domestic market needs of the Republic of Gabon by delivering to it, or another entity designated by the Republic of Gabon, an amount of crude oil proportional to the Company’s share of production to the total production in Gabon over the year. In 2021, the Company was notified by the Republic of Gabon to deliver to a refinery its proportionate share of crude oil to meet the domestic market need as per the terms of the Etame PSC. The Company is entitled, per the Etame PSC, to a fixed selling price for the oil delivered. Since the crude oil produced by the Company was not compatible with the crude oil requirements of the refinery, the Company entered into two contracts to fulfill its domestic market needs obligation under the Etame PSC. One contract was to purchase oil from another producer that produced the compatible oil the refinery required and another contract with the refinery itself to deliver the crude oil. Under the contract with the provider of the crude oil, the third-party provider is entitled to a selling price consistent with the price the Company receives under the terms of the Etame PSC for the delivery of the crude oil to the refinery. As a result of these contracts and timing differences between when the oil is procured and when it is delivered to and paid for by the refinery, included in the Company’s June 30, 2023 condensed consolidated balance sheet are current receivables in the "other, net" line item of approximately $19.7 million for amounts due to the Company from the refinery for 228 MBbls delivered to the refinery, and $19.7 million current liability included in the "Account payable" line item for amounts due to the oil supplier for 228 MBbls of purchased crude oil from the supplier in the second half of 2022 and the first quarter of 2023. A $1.9 million payment was received in July for the receivable related to March deliveries.

On January 19, 2022, TransGlobe’s West Gharib, West Bakr and North West Gharib (collectively the “Eastern Desert”) concessions were merged into the Merged Concession Agreement with the Egyptian General Petroleum Corporation ("EGPC"). The Merged Concession includes improved cost recovery and production sharing terms scaled to oil prices with a new 15-year development term and a 5-year extension option. Upon execution of the Merged Concession, there was an effective date adjustment owed to the Company for the difference between historic and Merged Concession Agreement commercial terms applied against Eastern Desert production from the Merged Concession Effective Date, February 1, 2020. The cumulative amount of the effective date adjustment was estimated at $67.5 million and was recorded as part of the TransGlobe Arrangement. During the fourth quarter of 2022, the Company received $17.2 million. At June 30, 2023, the remaining $50.3 million was recorded on the condensed consolidated balance sheet in current receivables in the "Other, net" line item. The Company continues to work with the marketing and scheduling department of EGPC, as well as the Ministry, to establish third party cargoes to pay the back dated receivable as well as allow third party cargoes against current production

For credit losses associated with other receivables, see allowance for credit losses below.

Value added tax and other receivables, net – The Company incurs receivables from the government of Gabon for reimbursable Value-Added Tax (“VAT”). For the allowance associated with VAT, see allowance for credit losses and other below. Since VAT is assessed under a foreign taxing authority, the allowance falls outside of the scope of the credit loss standard.

As of June 30, 2023, the outstanding VAT receivable balance, excluding the allowance, was approximately $24.3 million ($15.8 million, net to VAALCO). As of June 30, 2023, the exchange rate was XAF 602.552 = $1.00. As of December 31, 2022, the outstanding VAT receivable balance, excluding the allowance, was approximately $21.8 million ($13.9 million, net to VAALCO). As of December 31, 2022, the exchange rate was XAF 612.6 = $1.00. The receivable amount, net of allowances, is reported as a non-current asset in the “Value added tax and other receivables” line item in the unaudited condensed consolidated balance sheets. Because both the VAT receivable and the related allowances are denominated in XAF, the exchange rate revaluation of these balances into U.S. dollars at the end of each reporting period also has an impact on the Company’s results of operations. Such foreign currency gains (losses) are reported separately in the “Other expense, net” line item of the condensed consolidated statements of operations and comprehensive income. The Company is in discussions with the Ministry of Economy and Ministry of Hydrocarbon to obtain a suitable payment plan to address both the back dated VAT and the Government supplied refinery Sogara. VAALCO is in an advanced stage of negotiations for a payment plan resolving this.

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

The Company estimates the current expected credit losses based primarily using either an aging analysis or discounted cash flow methodology that incorporates consideration of current and future conditions that could impact its counterparties’ credit quality and liquidity. Uncollectible receivables are written off when a settlement is reached for an amount that is less than the outstanding historical balance or when the Company has determined that the balance will not be collected.

The Company has identified the following types of financial assets that are within the scope of ASU 2016-13:

•	Accounts receivable with joint venture owners;
•	Trade accounts receivables;
•	Other receivables

As a result of adopting ASU 2016-13 on January 1, 2023, the Company recognized a $3.1 million provision ($18.2 million other receivable balance excluding the provision) for current expected credit losses on its other receivables related to amounts owed to the Company from the refinery in Gabon through a cumulative effect adjustment offset to retained earnings. During the three months ended March 31, 2023, the Company recorded an additional provision of $0.4 million for the oil delivered to the refinery during the quarter. During the three months ended June 30, 2023, there was no additional provision recorded.

Also on January 1, 2023, the Company transferred its $0.3 million provision related to accounts with joint venture owners from an allowance for bad debt account to an expected credit loss account. An additional $0.2 million was transferred during the second quarter of 2023. As of  June 30, 2023, the Company has established a credit loss allowance for the full $0.5 million receivable from one of the non-operating partners in Block P offshore Equatorial Guinea. The Company is working with its partner on collecting payment.

During the three months ended  June 30, 2023, the Company recognized an additional $0.5 million related to its Value added tax with Gabon. During the six months ended June 30, 2023, the Company recognized an additional $1.1 million provision related to its Value added tax with Gabon.

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

The following table provides an analysis of the change of the aggregate credit loss allowance and other allowances.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Allowance for credit losses and other
Balance at beginning of period	$(12,832)	$(6,135)	$(8,704)	$(5,741)
Credit loss charges and other, net of receipts	(680)	(571)	(1,615)	(1,063)
Cumulative effect of adjustment upon adoption of ASU 2016-13 on January 1, 2023	—	—	(3,120)	—
Foreign currency gain (loss)	(7)	317	(80)	415
Balance at end of period	$(13,519)	$(6,389)	$(13,519)	$(6,389)

Crude oil inventory – Crude oil inventories are carried at the lower of cost or net realizable value. In Gabon, inventories represent the Company's share of crude oil produced and stored, but unsold at the end of the period. In Egypt, inventory consists of the Company's entitlement crude oil barrels not yet sold. At June 30, 2023, the Company had 206,136 Bbls of crude oil underlift in Egypt. The Company resolved to sell domestically in the second quarter a proportion of its underlift from the second quarter to ensure an export cargo in August that has now been confirmed with terminal operator. Direct sales to Egypt were higher in the second quarter because of this but allows the Company to thrash out receivable settlements by way of offsets against sister EGPC companies that the Company has utilized in the drilling campaign. The export cargo in the third quarter will allow the Company to receive cash offshore and the Company is currently marketing this cargo with several traders.

Prepayments and Other – Included in “Prepayments and other” line item of the Company’s June 30, 2023 condensed consolidated balance sheet are $2.5 million of prepayments related to fixed assets, $2.7 million of prepayments related to royalties in Gabon, $1.5 million in Gabon and corporate prepaid insurance, $4.0 million related to prepaid fuel in Egypt, $1.9 million in Egyptian advances to contractors, $0.4 million in prepaid Egypt payroll, and $5.1 million in other prepaid items.

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

Capitalization – Costs of successful wells, development dry holes and leases containing productive reserves are capitalized and amortized on a unit-of-production basis over the life of the related reserves. Other exploration costs, including dry exploration well costs, geological and geophysical expenses applicable to undeveloped leaseholds, leasehold expiration costs and delay rentals, are expensed as incurred. The costs of exploratory wells are initially capitalized pending a determination of whether proved reserves have been found. At the completion of drilling activities, the costs of exploratory wells remain capitalized if a determination is made that proved reserves have been found. If no proved reserves have been found, the costs of exploratory wells are charged to expense. In some cases, a determination of proved reserves cannot be made at the completion of drilling, requiring additional testing and evaluation of the wells. Cost incurred for exploratory wells that find reserves that cannot yet be classified as proved are capitalized if (a) the well has found a sufficient quantity of reserves to justify its completion as a producing well and (b) sufficient progress in assessing the reserves and the economic and operating viability of the project has been made. The status of suspended well costs is monitored continuously and reviewed quarterly. Due to the capital-intensive nature and the geographical characteristics of certain projects, it may take an extended period of time to evaluate the future potential of an exploration project and the economics associated with making a determination of its commercial viability. Geological and geophysical costs are expensed as incurred. Costs of seismic studies that are utilized in development drilling within an area of proved reserves are capitalized as development costs. The amount of seismic costs capitalized are based on only those blocks of data used in determining development well locations. To the extent that a seismic project covers areas of both developmental and exploratory drilling, those seismic costs are proportionately allocated between development costs and exploration expense.

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

Purchase Accounting – On  October 13, 2022, the Company and AcquireCo, an indirect wholly-owned subsidiary of the Company, completed the business acquisition of TransGlobe and TransGlobe became a direct wholly-owned subsidiary of AcquireCo and an indirect wholly-owned subsidiary of VAALCO, pursuant to the Arrangement Agreement on  July 13, 2022. The Company made various assumptions in determining the fair values of acquired assets and liabilities assumed. To allocate the purchase price, the Company developed fair value models. These fair value models were used to determine the fair value associated with the reserves and applied discounted cash flows to expected future operating results, considering expected growth rates, development opportunities, and future pricing assumptions. The fair value of working capital assets acquired and liabilities assumed were transferred at book value, which approximates fair value due to the short-term nature of the assets and liabilities. The fair value of the fixed assets acquired was based on estimates of replacement costs and the fair value of liabilities assumed was based on their expected future cash outflows. See Note 3 for further discussion.

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

Asset retirement obligations (“ARO”) – The Company has obligations to remove tangible equipment and restore land or seabed at the end of crude oil, natural gas and NGLs production operations. The removal and restoration obligations are primarily associated with plugging and abandoning wells, removing and disposing of all or a portion of offshore crude oil, natural gas and NGLs platforms, and capping pipelines. Estimating the future restoration and removal costs is difficult and requires management to make estimates and judgments. Asset removal technologies and costs are constantly changing, as are regulatory, political, environmental, safety, and public relations considerations.

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

Revenue recognition – The Company's revenues are derived primarily from contracts with customers. Royalties are considered a cost of the sale transaction and are therefore presented as a reduction to revenues. Revenues associated with the sale of crude oil, natural gas and NGLs are measured based on the consideration specified in contracts with customers.

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

In connection with the acquisition of TransGlobe on October 13, 2022, the Company has elected to apply its policy regarding shipping and handling costs and are presenting these costs net within revenue in the consolidated statements of operations and comprehensive income. In addition, the Company has elected to recognize revenue from oil, natural gas and NGL’s based on the Company’s net working interest, less royalties on the consolidated statements of operations and comprehensive income. Any imbalances from an underlift or overlift position are valued based on the actual sales proceeds received.

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

Foreign currency transactions – The U.S. dollar is the functional currency of most of the Company’s foreign operating subsidiaries. However, in connection with the Company’s acquisition of TransGlobe, the Company acquired TransGlobe’s Canadian operations whose functional currency is the Canadian dollar. When the Company’s subsidiaries' functional currency is the US dollar, gains and losses on foreign currency transactions are included in income. When the Company’s subsidiaries' functional currency is the local currency, not the US dollar, the cumulative effects of translating the balance sheet accounts from the functional currency into the U.S. dollar at current exchange rates are included in accumulated other comprehensive income. Both realized and unrealized foreign exchange gain and losses are recorded within the condensed consolidated statements of operations and comprehensive income line item “Other (expense) income, net.”

Income taxes – The annual tax provision is based on expected taxable income, statutory rates and tax planning opportunities available to the Company in the various jurisdictions in which the Company operates. The determination and evaluation of the annual tax provision and tax positions involves the interpretation of the tax laws in the various jurisdictions in which the Company operates and requires significant judgment and the use of estimates and assumptions regarding significant future events such as the amount, timing and character of income, deductions and tax credits. Changes in tax laws, regulations, agreements and tax treaties or the level of operations or profitability in each jurisdiction would impact the tax liability in any given year. The Company also operates in foreign jurisdictions where the tax laws relating to the crude oil, natural gas and NGLs industry are open to interpretation, which could potentially result in tax authorities asserting additional tax liabilities. While the income tax provision (benefit) is based on the best information available at the time, a number of years may elapse before the ultimate tax liabilities in the various jurisdictions are determined. The Company also records as income tax expense the increase or decrease in the value of the government’s allocation of Profit Oil in Gabon which results due to changes in value from the time the allocation is originally produced to the time the allocation is actually lifted.

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

Nonrecurring Fair Value Measurements – The Company applies fair value measurements to its nonfinancial assets and liabilities measured on a nonrecurring basis, which consist of measurements or remeasurements of impairment of crude oil, natural gas and NGLs properties, asset retirement assets and liabilities and other long-lived assets and assets acquired, and liabilities assumed in a business combination. Generally, a cash flow model is used in combination with inflation rates and credit-adjusted, risk-free discount rates or industry rates to determine the fair value of the assets and liabilities. Based upon the Company's review of the fair value hierarchy, the inputs used in these fair value measurements are considered Level 3 inputs.

Fair value of financial instruments – The Company’s current assets and liabilities include financial instruments such as cash and cash equivalents, restricted cash, accounts receivable, derivative assets and liabilities, accounts payable, accrued liabilities, liabilities for SARs. As discussed further in Note 8, derivative assets and liabilities are measured and reported at fair value each period with changes in fair value recognized in net income. The derivatives referenced below are reported in “Accrued liabilities and other” on the condensed consolidated balance sheet. SARs liabilities are measured and reported at fair value using Level 2 inputs each period with changes in fair value recognized in net income. The current portion of the SARs liabilities is reported in “Accrued liabilities and other” on the condensed consolidated balance sheet while the long-term portion is reported in “Other long-term liabilities”. With respect to cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities, the carrying value of each financial instrument approximates fair value primarily due to the short-term maturity of these instruments and are considered Level 1 inputs. The Company generally extends unsecured credit to these clients; therefore, collection of receivables may be affected by the economy surrounding the oil and natural gas industry or other economic conditions. The Company closely monitors extensions of credit and may negotiate payment terms that mitigate risk.

		As of June 30, 2023
	Balance Sheet Line	Level 1	Level 2	Level 3	Total
		(in thousands)
Assets
Derivative asset	Prepayments and other	$—	$158	$—	$158
		$—	$158	$—	$158
Liabilities
SARs liability	Accrued liabilities and other	$—	$196	$—	$196
		$—	$196	$—	$196

`		As of December 31, 2022
	Balance Sheet Line	Level 1	Level 2	Level 3	Total
		(in thousands)
Assets
Derivative asset	Prepayments and other	$—	$102	$—	$102
		$—	$102	$—	$102
Liabilities
SARs liability	Accrued liabilities and other	$—	$556	$—	$556
		$—	$556	$—	$556

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

Other comprehensive income – All of the Company’s other comprehensive income arises from the Company's Canadian operations whose functional currency is the Canadian dollar. Translation gains and losses occur when translating the financial statements of non-U.S. functional currency operations to the USD. These translation gains and losses are recorded as currency translation adjustments and presented as other comprehensive income on the consolidated statements of operations and comprehensive income. Translations occur as follows:

•	Income and expenses are translated at the date of the transaction.
•

Assets and liabilities are translated at the prevailing rate on the balance sheet date. The exchange rate to convert Canadian dollars (“CAD") to US dollars (“USD”) at December 31, 2022 and at June 30, 2023 was 0.738 USD and 0.755, respectively.

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

The Company adopted ASU 2016-13 (“ASC 326”) on January 1, 2023 using the modified-retrospective approach. The modified-retrospective approach consists of applying the amendments in ASU 2016-03 through a cumulative-effect adjustment, if required, to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company’s current method and timing of recognizing credit losses is in accordance with ASC 326 and is consistent with the previous method of recognizing credit losses, except for one receivable, which now utilizes the Discounted Cash Flow method for computing its Expected Credit Loss (“ECL”). The Company recorded an ECL allowance of $3.1 million as an opening balance adjustment to retained earnings at January 1, 2023. See Note 1 for further details.

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

In  December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848,” to extend the expiration date of Topic 848 through  December 31, 2024. The expedients, if adopted, can be applied prospectively. As the Company implements alternative rates from LIBOR into the Company's current contracts, it is evaluating whether to apply any of these expedients and, if elected, will adopt these standards when LIBOR is discontinued.

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

During the three months ended  June 30, 2023 the deferred tax liability in Egypt did not change. During the six months ended June 30, 2023, the deferred tax liability in Egypt was increased by $1.4 million, respectively, as of the date of the Arrangement. This resulted in a decrease to the bargain purchase gain of a corresponding $1.4 million for the six months ended June 30, 2023, and is reflected in VAALCO's condensed consolidated statements of operations in the line, “Other expense, net”.

The actual impact of the Arrangement was an increase to “Crude oil, natural gas and NGLs sales” of $75.0  million and $1.7  million of “Net income” in the condensed consolidated statements of operations and comprehensive income for the six months ended June 30, 2023. The impact for the three months ended  June 30, 2023 was an increase to “Crude oil, natural gas and NGLs sales” of $31.3  million and $(8.0)  million of “Net Loss” in the condensed consolidated statements of operations and comprehensive income.

	October 13, 2022	Measurement Period Adjustment	October 13, 2022 (As Adjusted)
	(in thousands)	(in thousands)	(in thousands)
Purchase Consideration
Common stock issued to TransGlobe shareholders	$274,145	$—	$274,145

	October 13, 2022	Measurement Period Adjustment	October 13, 2022
	(in thousands)	(in thousands)	(in thousands)
Assets acquired:
Cash	$36,686	$—	$36,686
Wells, platforms and other production facilities	243,669	—	243,669
Equipment and other	2,099	—	2,099
Undeveloped acreage	30,216	—	30,216
Accounts receivable - trade	48,068	—	48,068
Accounts receivable - other	50,275	—	50,275
Accounts with joint venture owners	68	—	68
Right of use operating leases	1,609	—	1,609
Right of use financing leases	204	—	204
Prepayment and other	7,627	—	7,627
Liabilities assumed:			-
Asset retirement obligations	(6,134)	—	(6,134)
Accounts payable	(10,223)	—	(10,223)
Accrued liabilities and other	(50,128)	—	(50,128)
Operating lease liabilities - current portion	(961)	—	(961)
Financing lease liabilities - current portion	(125)	—	(125)
Operating lease liabilities - net of current portion	(688)	—	(688)
Financing lease liabilities - net of current portion	(21)	—	(21)
Deferred tax liabilities	(40,964)	(1,412)	(42,376)
Other long-term liabilities	(26,313)	—	(26,313)
Bargain purchase gain	(10,819)	1,412	(9,407)
Total purchase price	$274,145	$—	$274,145

All assets and liabilities associated with TransGlobe, including crude oil, natural gas and NGLs properties, asset retirement obligations and working capital items, were recorded at their fair value. The Company used estimated future crude oil prices as of the closing date,  October 13, 2022, to apply to the estimated reserve quantities acquired and market participant assumptions to the estimated future operating and development costs to arrive at the estimates of future net revenues. The future net revenues were discounted using a weighted average cost of capital to determine the fair value at closing. The valuations to derive the purchase price included the use of both proved and unproved categories of reserves, expectation for timing and amount of future development and operating costs, projections of future rates of production, expected recovery rates, and specific risk adjustment factors based on reserve category discount rates. Other estimates were used by the Company to determine the fair value of assets acquired and liabilities assumed. The purchase price allocation is preliminary pending final determination of the fair values of certain assets and liabilities, primarily the accounts receivable, asset retirement obligations, accounts payable and any contingencies, and any related tax impacts. As a result of comparing the purchase price to the fair value of the assets acquired and liabilities assumed, an initial $10.8 million bargain purchase gain was recognized. As a result of the measurement period adjustment, the initial bargain purchase gain has been reduced to $9.4 million. The bargain purchase gain was due to the decrease in the share price of VAALCO stock from the time period when the arrangement agreement was signed,  July 13, 2022, and the share price at closing,  October 13, 2022, while the exchange ratio, of TransGlobe shares converted to VAALCO shares, remained the same.

The unaudited pro forma results presented below have been prepared to give the effect of the TransGlobe Arrangement discussed above on the Company’s results for the three and six months ended June 30, 2022, as if the Arrangement had been consummated on January 1, 2021. The unaudited pro forma results do not purport to represent what the Company’s actual results of operations would have been if the TransGlobe Arrangement had been completed on such date or project the Company’s results of operations for any future date or period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022		2022
	(in thousands)		(in thousands)
Pro forma (unaudited):
Crude oil, natural gas and natural gas liquids sales	$183,665	(a)	$304,792	(a)
Operating income	$110,091	(b)	$171,518	(d)
Net income	$41,818	(c)	$72,857	(e)

Basic net income per share:	$0.39		$0.67
Basic weighted average shares outstanding	108,232		108,121

Diluted net income per share:	$0.38		$0.67
Diluted weighted average shares outstanding	108,668		108,585

(a)	The unaudited pro forma net revenues associated with Crude oil, natural gas and natural gas liquids sales have been adjusted for shipping and handling costs based on the Company’s historical policy and revenue recognition is based on the Company’s working interest, less royalties, the entitlement method.
(b)	The unaudited pro forma operating income for the three months ended June 30, 2022 reclassifies depreciation expense, for certain leases identified as operating leases, to production expense and adjusts depreciation, depletion and amortization expense related to the depletable assets and asset retirement obligations acquired in the arrangement based on the purchase price allocation.
(c)	The unaudited pro forma net income for the three months ended June 30, 2022 reclassifies interest expense, for certain leases identified as operating leases, as production expense.
(d)	The unaudited pro forma operating income for the six months ended June 30, 2022 removes the $26.0 million impairment reversal recorded by TransGlobe in 2022, reclassifies depreciation expense, for certain leases identified as operating leases, to production expense and adjusts depreciation, depletion and amortization expense related to the depletable assets and asset retirement obligations acquired in the arrangement based on the purchase price allocation.
(e)	The unaudited pro forma net income for the six months ended June 30, 2022 reclassifies interest expense, for certain leases identified as operating leases, as production expense.

Discontinued Operations - Angola and Yemen

In November 2006, the Company signed a production sharing contract for Block 5 offshore Angola (“Block 5 PSA”). The Company’s working interest was 40%, and the Company carried Sonangol P&P, for 10% of the work program. On September 30, 2016, the Company notified Sonangol P&P that it was withdrawing from the joint operating agreement effective October 31, 2016. On November 30, 2016, the Company notified the national concessionaire, Sonangol E.P., that it was withdrawing from the Block 5 PSA and reduced its activities in Angola. As a result of this strategic shift, the Company classified all the related assets and liabilities as those of discontinued operations in the consolidated balance sheets. The operating results of the Angola segment have been classified as discontinued operations for all periods presented in the Company’s consolidated statements of operations and comprehensive income. The Company segregated the cash flows attributable to the Angola segment from the cash flows from continuing operations for all periods presented in the Company’s consolidated statements of cash flows. During the three and six months ended June 30, 2023 and 2022, the Angola segment did not have a material impact on the Company’s financial position, results of operations, cash flows and related disclosures.

As part of the Arrangement with TransGlobe, the Company acquired TG Holdings Yemen Inc. who previously owned TransGlobe's interests in four PSAs in Yemen: Block 32, Block 72, Block 75 and Block S-1. In January 2015, TransGlobe relinquished its interests in Block 32 and Block 72 in Yemen (effective dates of March 31, 2015 and February 28, 2015, respectively), and in October 2015 TransGlobe sold its subsidiary that held interests in Block 75 and Block S-1. The operating results of the Yemen segment have been classified as discontinued operations for all periods presented in the Company’s consolidated statements of operations and comprehensive income. The Company segregated the cash flows attributable to the Yemen segment from the cash flows from continuing operations for all periods presented in the Company’s consolidated statements of cash flows. During the three and six months ended June 30, 2023, the Yemen segment did not have a material impact on the Company’s financial position, results of operations, cash flows and related disclosures.

4. SEGMENT INFORMATION

The Company’s operations are based in Gabon, Egypt, and Canada, and the Company has an undeveloped block in Equatorial Guinea. Each of the Company’s reportable operating segments is organized and managed based upon geographic location. The Company’s Chief Executive Officer, who is the chief operating decision maker, and management review and evaluate the operation of each geographic segment separately, primarily based on operating income (loss). The operations of all segments include exploration for and production of hydrocarbons where commercial reserves have been found and developed. Revenues are based on the location of hydrocarbon production. Corporate and other is primarily corporate and operations support costs that are not allocated to the reportable operating segments.

Segment activity of continuing operations for the three and six months ended June 30, 2023 and 2022 as well as long-lived assets and segment assets at June 30, 2023 and December 31, 2022 are as follows:

	Three Months Ended June 30, 2023
(in thousands)	Gabon	Egypt	Canada	Equatorial Guinea	Corporate and Other	Total
Revenues:
Crude oil, natural gas and natural gas liquids sales	$77,924	$21,308	$10,008	$—	$—	$109,240
Operating costs and expenses:
Production expense	23,931	11,089	3,255	386	(57)	38,604
FPSO Demobilization - Norms Waste Disposal	5,647	—	—	—	—	5,647
Exploration expense	43	14	—	—	—	57
Depreciation, depletion and amortization	19,457	13,757	4,747	—	42	38,003
General and administrative expense	318	202	—	87	4,788	5,395
Credit losses and other	518	—	—	162	—	680
Total operating costs and expenses	49,914	25,062	8,002	635	4,773	88,386
Other operating income (expense), net	(62)	(241)	—	—	—	(303)
Operating income	27,948	(3,995)	2,006	(635)	(4,773)	20,551
Other income (expense):
Derivative instruments loss, net	—	—	—	—	31	31
Interest (expense) income, net	(1,376)	(503)	—	—	176	(1,703)
Other (expense) income, net	(619)	—	1	—	81	(537)
Total other expense, net	(1,995)	(503)	1	—	288	(2,209)
Income (loss) from continuing operations before income taxes	25,953	(4,498)	2,007	(635)	(4,485)	18,342
Income tax (benefit) expense	16,251	4,261	—	—	(8,924)	11,588
Income (loss) from continuing operations	9,702	(8,759)	2,007	(635)	4,439	6,754
Loss from discontinued operations, net of tax	—	—	—	—	(2)	(2)
Net income (loss)	$9,702	$(8,759)	$2,007	$(635)	$4,437	$6,752
Consolidated capital expenditures	$1,375	$8,526	$6,491	$—	$36	$16,427

	Six Months Ended June 30, 2023
(in thousands)	Gabon	Egypt	Canada	Equatorial Guinea	Corporate and Other	Total
Revenues:
Crude oil, natural gas and natural gas liquids sales	$114,661	$56,092	$18,890	$—	$—	$189,643
Operating costs and expenses:
Production expense	38,346	22,199	5,509	748	2	66,804
FPSO Demobilization - Norms Waste Disposal	5,647	—	—	—	—	5,647
Exploration expense	51	14	—	—	—	65
Depreciation, depletion and amortization	29,302	24,552	8,458	—	108	62,420
General and administrative expense	936	381	—	216	9,086	10,619
Credit losses and other	1,453	—	—	162	—	1,615
Total operating costs and expenses	75,735	47,146	13,967	1,126	9,196	147,170
Other operating income, net	(62)	(241)	—	—	—	(303)
Operating income (loss)	38,864	8,705	4,923	(1,126)	(9,196)	42,170
Other income (expense):
Derivative instruments gain, net	—	—	—	—	52	52
Interest (expense) income, net	(2,883)	(1,311)	(4)	—	249	(3,949)
Other income (expense), net	(102)	—	1	(1)	(1,575)	(1,677)
Total other expense, net	(2,985)	(1,311)	(3)	(1)	(1,274)	(5,574)
Income (loss) from continuing operations before income taxes	35,879	7,394	4,920	(1,127)	(10,470)	36,596
Income tax expense (benefit)	22,829	9,253	—	—	(5,723)	26,359
Income (loss) from continuing operations	13,050	(1,859)	4,920	(1,127)	(4,747)	10,237
Loss from discontinued operations, net of tax	—	—	—	—	(15)	(15)
Net income (loss)	$13,050	$(1,859)	$4,920	$(1,127)	$(4,762)	$10,222
Consolidated capital expenditures	$5,064	$20,097	$16,656	$—	$36	$41,852

	Three Months Ended June 30, 2022
(in thousands)	Gabon	Equatorial Guinea	Corporate and Other	Total
Revenues:
Crude oil and natural gas sales	$110,985	$—	$—	$110,985
Operating costs and expenses:
Production expense	25,360	175	(60)	25,475
Exploration expense	67	—	—	67
Depreciation, depletion and amortization	8,173	—	18	8,191
General and administrative expense	565	110	2,859	3,534
Bad debt expense and other	571	—	—	571
Total operating costs and expenses	34,736	285	2,817	37,838
Other operating income (expense), net	—	—	—	—
Operating income	76,249	(285)	(2,817)	73,147
Other income (expense):
Derivative instruments loss, net	—	—	(9,542)	(9,542)
Interest (expense) income, net	(158)	—	40	(118)
Other (expense) income, net	(856)	(1)	(1,254)	(2,111)
Total other expense, net	(1,014)	(1)	(10,756)	(11,771)
Income from continuing operations before income taxes	75,235	(286)	(13,573)	61,376
Income tax (benefit) expense	36,423	1	9,828	46,252
Income from continuing operations	38,812	(287)	(23,401)	15,124
Loss from discontinued operations, net of tax	—	—	(20)	(20)
Net income	$38,812	$(287)	$(23,421)	$15,104
Consolidated capital expenditures (1)	$38,102	$—	$67	$38,169

	Six Months Ended June 30, 2022
(in thousands)	Gabon	Equatorial Guinea	Corporate and Other	Total
Revenues:
Crude oil and natural gas sales	$179,641	$—	$—	$179,641
Operating costs and expenses:
Production expense	43,441	394	—	43,835
Exploration expense	194	—	—	194
Depreciation, depletion and amortization	12,826	—	38	12,864
General and administrative expense	1,158	209	7,161	8,528
Credit losses and other	1,063	—	—	1,063
Total operating costs and expenses	58,682	603	7,199	66,484
Other operating income (expense), net	(5)	—	—	(5)
Operating income	120,954	(603)	(7,199)	113,152
Other income (expense):
Derivative instruments loss, net	—	—	(41,300)	(41,300)
Interest (expense) income, net	(164)	—	43	(121)
Other (expense) income, net	(1,494)	(2)	(1,311)	(2,807)
Total other expense, net	(1,658)	(2)	(42,568)	(44,228)
Income from continuing operations before income taxes	119,296	(605)	(49,767)	68,924
Income tax (benefit) expense	49,256	1	(7,633)	41,624
Income from continuing operations	70,040	(606)	(42,134)	27,300
Loss from discontinued operations, net of tax	—	—	(32)	(32)
Net income	$70,040	$(606)	$(42,166)	$27,268
Consolidated capital expenditures (1)	$69,882	$—	$67	$69,949

(in thousands)	Gabon	Egypt	Canada	Equatorial Guinea	Corporate and Other	Total
Long-lived assets from continuing operations:
As of June 30, 2023	$193,501	$165,813	$111,677	$10,000	$749	$481,740
As of December 31, 2022 (1)	213,204	$168,012	$103,263	$10,000	$793	$495,272

(1) - Includes assets acquired in the TransGlobe acquisition

(in thousands)	Gabon	Egypt	Canada	Equatorial Guinea	Corporate and Other	Total
Total assets from continuing operations:
As of June 30, 2023	$384,554	$270,653	$118,604	$11,144	$44,058	$829,013
As of December 31, 2022 (1)	395,393	$293,640	$110,071	$10,861	$45,676	$855,641

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

For the three and six months ended June 30, 2023 sales of crude oil to Glencore made up 100% of Etame revenues. For the three and six months ended June 30, 2022, sales of crude oil to ExxonMobil Sales and Supply LLC made up 100% of Etame revenues. For the three months ended June 30, 2023, the EGPC covered 100% of the Company's crude oil sales in Egypt. For the six months ended June 30, 2023, Mercuria covered 100% of the Company’s crude oil sales in Egypt in the first quarter, while the EGPC covered 100% of sales in the second quarter. For the three and six months ended June 30, 2023, revenues in Canada were concentrated in three separate customers. These customers were Plains Midstream (50.9%), AltaGas (19.1%), and PetroGas Energy (18.60%). Concentrations of accounts receivable are similar to the revenue percentages.

5. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is calculated using the average number of shares of common stock outstanding during each period. For the calculation of diluted shares, the Company assumes that restricted stock is outstanding on the date of vesting, and the Company assumes the issuance of shares from the exercise of stock options using the treasury stock method.

A reconciliation of reported net income to net income used in calculating EPS as well as a reconciliation from basic to diluted shares follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Net income (loss) (numerator):
Income (loss) from continuing operations	$6,754	$15,124	$10,237	$27,300
Income from continuing operations attributable to unvested shares	(27)	(229)	(15)	(381)
Numerator for basic	6,727	14,895	10,222	26,919
Loss from continuing operations attributable to unvested shares	—	1	(41)	2
Numerator for dilutive	$6,727	$14,896	$10,181	$26,921

Loss from discontinued operations, net of tax	$(2)	$(20)	$(15)	$(32)
Loss from discontinued operations attributable to unvested shares	—	—	—	—
Numerator for basic	(2)	(20)	(15)	(32)
(Income) loss from discontinued operations attributable to unvested shares	—	—	—	—
Numerator for dilutive	$(2)	$(20)	$(15)	$(32)

Net income (loss)	$6,752	$15,104	$10,222	$27,268
Net income attributable to unvested shares	(27)	(229)	(56)	(381)
Numerator for basic	6,725	14,875	10,166	26,887
Net (income) loss attributable to unvested shares	27	1	41	2
Numerator for dilutive	$6,752	$14,876	$10,125	$26,889

Weighted average shares (denominator):
Basic weighted average shares outstanding	106,965	58,925	107,175	58,814
Effect of dilutive securities	648	436	875	464
Diluted weighted average shares outstanding	107,613	59,361	108,050	59,278
Stock options and unvested restricted stock grants excluded from dilutive calculation because they would be anti-dilutive	431	251	238	154

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

Revenues from contracts with customers are generated from sales in Gabon pursuant to crude oil sales and purchase agreements. There is a single performance obligation (delivering crude oil to the delivery point, i.e., the connection to the customer’s crude oil tanker) that gives rise to revenue recognition at the point in time when the performance obligation event takes place. In addition to revenues from customer contracts, the Company has other revenues related to contractual provisions under the Etame PSC. The Etame PSC is not a customer contract. The terms of the Etame PSC includes provisions for payments to the government of Gabon for royalties based on 13% of production at the published price and a shared portion of “Profit Oil” determined based on daily production rates, as well as a gross carried working interest of 7.5% (increasing to 10% beginning June 20, 2026) for all costs. For both royalties and Profit Oil, the Etame PSC provides that the government of Gabon may settle these obligations in-kind, i.e., taking crude oil barrels, rather than with cash payments.

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

The Company accounts for sales based on the Company’s working interest, less royalties. Imbalances are valued based on the actual sales proceeds. Historically, volumes sold may be more or less than the volumes that the Company is entitled based on the ownership interest in the property, and the Company would recognize a liability if the volumes sold exceeded the Company’s ownership interest. However, under the COSMA, each coventurer is responsible for invoicing Glencore their respective ownership interest in the final volumes.

For each lifting completed under a COSPA or COSMA, payment is made by the customer in U.S. dollars by electronic transfer 30 days after the date of the bill of lading. For each lifting of crude oil, pricing is based upon an average of Dated Brent in the month of lifting, adjusted for location and market factors.

Generally, no significant judgments or estimates are required as of a given filing date about applicable price or volumes sold because all of the parameters are known with certainty related to liftings that occurred in the recently completed calendar quarter. As such, the Company deemed this situation to be characterized as a fixed price situation.

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

With respect to the government’s share of Profit Oil, the Etame PSC provides that the corporate income tax liability may be satisfied through the payment of Profit Oil. In the condensed consolidated statements of operations and comprehensive income, the government’s share of revenues from Profit Oil is reported in revenues with a corresponding amount reflected in the current provision for income tax expense. Prior to February 1, 2018, the government did not take any of its share of Profit Oil in-kind. These revenues have been included in the revenues to customers as the Company entered into the contract with the customer to sell the crude oil and was subject to the performance obligations associated with the contract. For the in-kind sales by the government beginning February 1, 2018, these sales are not considered revenues under a customer contract as the Company is not a party to the contracts with the buyers of this crude oil. However, consistent with the reporting of Profit Oil in prior periods, the amount associated with the Profit Oil under the terms of the Etame PSC is reflected as revenue with an offsetting amount reported as a current income tax expense. Payments of the income tax expense are reported in the period that the government takes its Profit Oil in-kind, i.e., the period in which it lifts the crude oil.

With respect to the government’sshare of Profit Oil, the Etame PSC provides that corporate income tax is satisfied through the payment of Profit Oil. In the consolidated statements of operations and comprehensive income, the government’s share of revenues from Profit Oil is reported in revenues with a corresponding amount reflected in the current provision for income tax expense. Prior to February 1, 2018, the government did not take any of its share of Profit Oil in-kind. These revenues have been included in revenues to customers as the Company entered the contract with the customer to sell the crude oil and was subject to the performance obligations associated with the contract. For the in-kind sales by the government beginning February 1, 2018, these sales are not considered revenues under a customer contract as the Company is not a party to the contracts with the buyers of this crude oil. However, consistent with the reporting of Profit Oil in prior periods, the amount associated with the Profit Oil under the terms of the Etame PSC is reflected as revenue with an offsetting amount reported in current income tax expense. Payments of the income tax expense are reported in the period that the government takes its Profit Oil in-kind, i.e. the period in which it lifts the crude oil. The Company has a $16.7 million foreign income tax payable as of  June 30, 2023 related to Gabon. As of December 31, 2022, the Company had a foreign taxes receivable of $2.8 million, as the Gabonese government lifted more oil-in-kind than what was owed in foreign taxes in December 2022.

Certain amounts associated with the carried interest in the Etame Marin block discussed above are reported as revenues. In this carried interest arrangement, the carrying parties, which include the Company and other working interest owners, are obligated to fund all the working interest costs that would otherwise be the obligation of the carried party. The carrying parties recoup these funds from the carried interest party’s revenues.

The following table presents revenues from contracts with customers as well as revenues associated with the obligations under the Etame PSC.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues from customer contracts:	(in thousands)
Sales under the COSPA or COSMA	$87,478	$125,143	$130,079	$201,629
Other items reported in revenue not associated with customer contracts:
Carried interest recoupment	2,212	2,371	2,212	3,483
Royalties	(11,766)	(16,529)	(17,630)	(25,471)
Net revenues	$77,924	$110,985	$114,661	$179,641

Egypt

Revenues from sales in Egypt are generally made through direct sales to EGPC or through contracts with customers pursuant to COSPAs or COSMAs. EGPC and the Company’s subsidiary, TransGlobe Petroleum International (“TPI”), each own a 50% interest, respectively, in the operating company which is a party to the Merged Concession Agreement. EGPC and the Company’s subsidiary, TPI, each also own a 50% interest, respectively, in the operating company that is a party to the South Ghazalat concession agreement. The Company has utilized the practical expedient in ASC Topic 606-10-50-14(a), which states that the Company is not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation.

Customer sales generally occur daily when sales are directly to EGPC or haphazardly production is sold through a cargo lifting. Direct sales to EGPC are considered complete when oil is delivered to the EGPC storage facility, and the Company has elected to sell domestically to EGPC. When sales are made through a cargo lifting, the performance obligations are normally satisfied either when the oil is delivered to the export facility location or when the oil is delivered to its ultimate destination, as specified in the contract. Regardless of the type of sales, there is a single performance obligation (delivering crude oil to the delivery point) that gives rise to revenue recognition at the point in time when the performance obligation event takes place. Sales and delivery costs associated with certain sales are netted against revenue in accordance with the Company’s policy regarding classification of these type of expenses.

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

Egypt production is based on Dated Brent prices, less a quality differential (currently around 4.9%) and is shared with the Egyptian government through the PSCs and their government take. When the price of oil increases, it takes fewer barrels to recover costs (cost oil or cost recovery barrels) which are assigned 100% to the Company. The PSCs provide for cost recovery per quarter up to a maximum percentage of total production. Timing differences often exist between the Company's recognition of costs and their recovery as the Company accounts for costs on an accrual basis, whereas cost recovery is determined on a cash basis. If the eligible cost recovery is less than the maximum defined cost recovery, the difference is defined as "excess". In Egypt, depending on the PSCs, the Company's share of excess ranges between 5% and 15%. If the eligible cost recovery exceeds the maximum allowed percentage, the unclaimed cost recovery is carried forward to the next quarter. Typically, maximum cost oil ranges from 25% to 40% in Egypt. The balance of the production after maximum cost recovery is shared with the government (profit oil). Depending on the contract, the Egyptian government receives 67% to 84% of the profit oil. Production sharing splits are set in each contract for the life of the contract. Typically, the government’s share of profit oil increases when production exceeds pre-set production levels in the respective contracts. During times of high oil prices, the Company may receive less cost oil and may receive more profit-sharing oil. During times of lower oil prices, the Company receives more cost oil and may receive less profit oil. EGPC’s share of production (take)will increase during times of rising oil prices and decrease in times of declining oil prices. If oil prices are sufficiently low and the Gharib Blend/Dated Brent differential is high, the cost oil portion may not be sufficient to cover operating costs and capital costs, or even operating costs alone. When this occurs, the non-recovered costs accumulate in the Company’s cost pools and are available to be offset against future cost oil during the term of the PSCs and any eligible extension periods.

With respect to Egyptian income taxes, which are the Company’s liability under the terms of the Merged Concession Agreement, these taxes are paid by EGPC on behalf of the Company out of EGPC’s share of production entitlement. The income taxes paid to the Arab Republic of Egypt on behalf of the Company are recognized as crude oil revenue and income tax expense for reporting purposes.

EGPC owns the storage and export facilities where the Company's production is delivered, and the Company requires EGPC cooperation and approval to schedule liftings. Once liftings occur, the Company has a 30-day collection cycle on liftings because of direct marketing to international purchasers. Depending on the Company's assessment of the credit of crude oil cargo buyers, customers  may be required to post irrevocable letters of credit to support the sales prior to the cargo liftings. Direct sales to EGPC are normally settled one to two months from delivery.

In some instances, TPI will borrow or loan production volumes to achieve a required amount of crude oil for cargo sales. In these instances, TPI can be in an overlift or underlift position. Regardless of being in an over lift or underlift position, sales are based on the Company’s working interest, less royalties. Imbalances are valued based on the actual sales proceeds and TPI will record a payable, if in an overlift position, or a receivable, if in an underlift position, based on the fair value of the consideration received or receivable.

The following table presents revenues in Egypt from contracts with customers:

	Three Months Ended June 30,	Six Months Ended June 30,
	2023	2023
Revenues from customer contracts:	(in thousands)
Gross sales	$50,201	$104,822
Royalties	(28,892)	(48,232)
Selling costs	(1)	(498)
Net revenues	$21,308	$56,092

Canada

Revenues from the sale of crude oil, natural gas, condensate and NGLs in Canada are recognized by reference to actual volumes delivered at contracted delivery points and prices. The Company has utilized the practical expedient in ASC Topic 606-10-50-14(a), which states that the Company is not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Prices are determined by reference to quoted market prices in active markets for crude oil, natural gas, condensate, and NGLs based on product, each adjusted according to specific terms and conditions applicable per the sales contracts. Revenues are measured at the transaction price that the Company expects to be entitled to in exchange for transferring promised goods to a customer and is determined based at the fair value of the consideration received. VAALCO pays royalties to the Alberta provincial government and other mineral rights owners in accordance with the established royalty regime. For reporting purposes, the Company records revenue net of royalties.

Customer sales generally occur daily when crude oil, natural gas, condensate or NGL’s are sold, normally via pipeline, to a delivery point. Regardless of the type of sales, there is a single performance obligation (delivering crude oil, natural gas, condensate or NGL’s to the delivery point) that gives rise to revenue recognition at the point in time when the performance obligation event takes place. Sales and delivery costs associated with certain sales are netted against revenue in accordance with the Company’s policy regarding classification of these types of expenses.

Settlement of accounts receivable in Canada occur on the 25th of the following month after production.

The following table presents revenues in Canada from contracts with customers:

	Three Months Ended June 30,	Six Months Ended June 30,
	2023	2023
Revenues from customer contracts:	(in thousands)
Oil revenue	$8,325	$14,979
Gas revenue	703	1,661
NGL revenue	1,885	4,348
Royalties	(905)	(2,098)
Net revenues	$10,008	$18,890

7. CRUDE OIL, NATURAL GAS and NGLs PROPERTIES AND EQUIPMENT

The Company’s crude oil, natural gas and NGLs properties and equipment is comprised of the following:

	As of June 30, 2023	As of December 31, 2022
	(in thousands)
Crude oil, natural gas and NGLs properties and equipment - successful efforts method:
Wells, platforms and other production facilities	$1,446,801	$1,406,888
Work-in-progress	—	—
Undeveloped acreage	54,346	56,251
Equipment and other	43,835	38,796
	1,544,982	1,501,935
Accumulated depreciation, depletion, amortization and impairment	(1,063,242)	(1,006,663)
Net crude oil, natural gas and NGLs properties, equipment and other	$481,740	$495,272

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

Egypt PSCs

On January 20, 2022, the Company announced a fully executed Merged Concession Agreement with EGPC that merged the three existing Eastern Desert concessions with a 15-year primary term and improved economics. In connection with the Merged Concession Agreement, the Company is required to make annual $10.0 million modernization payments from February 2023 through February 2026. In accordance with the Merged Concession, the Company agreed to substitute the February 2023 payment and issue a $10.0 million credit against receivables owed to it from EGPC.

The Merged Concession Agreement contains minimum financial work commitments of $50.0 million per five-year period of the primary development term, commencing on February 1, 2020 (the "Merged Concession Effective Date").

The Egyptian PSCs provide for the government to receive a percentage of royalty on production. The remaining oil production, after deducting the gross royalty, if any, is split between cost sharing oil and production sharing oil. Cost sharing oil is up to a maximum percentage as defined in the specific PSC. Cost oil is assigned to recover approved operating and capital costs spent on the specific project. Unutilized cost sharing oil or excess cost oil (maximum cost recovery less actual cost recovery) is shared between the government and the contractor as defined in the specific PSCs. Each PSC is treated individually in respect of cost recovery and production sharing purposes. The remaining production sharing oil (total production less cost oil) is shared between the government and the contractor as defined in the specific PSC. The Egyptian PSCs do not contain minimum production or sales requirements, and there are no restrictions with respect to pricing of the contractor's sales volumes. Except as otherwise disclosed, all crude oil sales are priced at current market rates at the time of sale.

The following table summarizes the Company's Egyptian PSC terms for the first tranche(s) of production for each block. The contracts have different terms for production levels above the first tranche, which are unique to each contract. The government's share of production increases and the contractor's share of production decreases as the production volumes go to the next production tranche. The Company is the contractor in all the Company's PSCs.

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

Equatorial Guinea PSC

With the approval of the plan of development in September 2022, the Block P production sharing contract provides for a development and production period of 25 years for the area associated with the Venus development, to September 2047. The Block P acreage is 23,144 hectares, with 8,476 hectares being the area associated with the Venus development. The Royalty of the PSC is 10% for the first 10,000 bopd, and 11% for the 10,000 bopd to 25,000 bopd tranche. The Government of Equatorial Guinea's share of profit oil is 10% to a cumulative production of 25 million bbl. For recovery of between 25 million bbl to 50 million bbl, the Government of Equatorial Guinea's share of profit oil increases to 20%. The Contractor is allowed access to cost oil to pay for development and operating costs, with a cost oil maximum of 70%. The PSC is subject to 25% income tax in Equatorial Guinea, with tangible development costs being straight line depreciated for tax purposes over 120 months.

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

There was no triggering event in the three months ended June 30, 2023 that would cause the Company to believe the value of crude oil, natural gas and NGLs producing properties should be impaired. Factors considered included higher forward prices from June 30, 2023 and capital expenditures in the period related to its reserves in Gabon, Egypt and Canada.

Undeveloped Leasehold Costs

Equatorial Guinea

VAALCO acquired a 31% working interest in an undeveloped portion of a block (“Block P”) offshore Equatorial Guinea in 2012. The Ministry of Mines and Hydrocarbons (“EG MMH”) approved the Company's appointment as the operator of Block P on November 12, 2019. The Company acquired an additional working interest of 12% from Atlas Petroleum, thereby increasing its working interest to 43% in 2020, in exchange for a potential future payment of $3.1 million to Compania Nacional de Petroleos de Guinea Ecuatorial, (“GEPetrol”) if there is commercial production from Block P. On August 27, 2020, the amendment to the production sharing contract to ratify the Company’s increased working interest and appointment as operator was approved by the EG MMH. In April 2021, Crown Energy, who held a 5% working interest elected to default on its obligations of Block P. On April 12, 2021, the non-defaulting parties assigned the defaulting party’s interest to the non-defaulting parties as required by the Joint Operating Agreement. As a result, VAALCO’s working interest increased to 45.9% when the EG MMH approved the fourth amendment to the production sharing contract. In February of 2023, the Company acquired an additional 14.1% participating interest, increasing VAALCO’s participating interest in the Block to 60.0%. This increase of 14.1% participating interest increases the Company's future payment to GEPetrol to $6.8 million at first commercial production of the Block.

The Company has completed a feasibility study of the development concept of the Venus discovery on Block P. On September 16, 2022, the EG MMH approved the submitted plan of development. Final documents to affect the plan of development are subject to EG MMH approval. The 2023 budget for the plan was delivered on October 12, 2022 to the MMH and was approved effective November 16, 2022. In March 2023, Atlas voted to participate in the Venus Development. Amendment 5 of the PSC was approved by all parties in March 2023 with updated participating interest. Execution of the Venus development plan has been initiated. The Block P production sharing contract provides for a development and production period of 25 years from the date of approval of a development and production plan for the area associated with the Venus development. As of June 30, 2023, the Company had $10.0 million recorded for the book value of the undeveloped leasehold costs associated with the Block P license.

Gabon

As a result of the PSC extension discussed above, the exploitation area for the Etame Marin block was expanded to include previously undeveloped acreage. The Company allocated $6.7 million of the share of the signing bonus and $7.1 million of the $18.6 million resulting from the deferred tax impact for the difference between book basis and tax basis to unproved leasehold costs using the acreage attributable to the previous exploitation areas and the additional acreage in the expanded exploitation areas. Exploitation of this additional area is permitted throughout the term of the Etame Marin block PSC. As a result of discovering reserves in connection with drilling the South East Etame 4H development well in March 2020, $2.3 million of costs were transferred to proved leasehold costs leaving a remaining $11.5 million in unproved leasehold costs. In connection with the Sasol Acquisition discussed under Note 3, $2.2 million of reserves were attributed to undeveloped properties. The balance of undeveloped leasehold costs related to the Etame Marin block at June 30, 2023 was $13.7 million.

Egypt and Canada

In connection with the TransGlobe acquisition discussed under Note 3, the Company added $13.6 million and $16.7 million of undeveloped leasehold costs for Egypt and Canada, respectively. The undeveloped leasehold costs were associated to the probable category of reserves. At June 30, 2023, the undeveloped leasehold costs for Egypt was $13.9 million and Canada was $16.7 million.

Capitalized Equipment Inventory

Capitalized equipment inventory is reviewed regularly for obsolescence. Adjustments for inventory obsolescence are recorded in the “Other operating expense, net” line item of the unaudited condensed consolidated statements of operations and comprehensive income but were not material for the three and six months ended June 30, 2023 and 2022.

8. DERIVATIVES

The Company uses derivative financial instruments from time to time to achieve a more predictable cash flow from crude oil production by reducing the Company’s exposure to price fluctuations. See the table below for the list of outstanding contracts as of June 30, 2023:

Settlement Period	Type of Contract	Index	Average Monthly Volumes	Weighted Average Put Price	Weighted Average Call Price
			(Bbls)	(per Bbl)	(per Bbl)
July 2023 - September 2023	Collars	Dated Brent	95,000	$65.00	$96.00

While these derivative instruments are intended to be an economic hedge to mitigate the impact of a decline in crude oil prices, the Company has not elected hedge accounting. The contracts are measured at fair value each period, with changes in fair value recognized in net income. The Company does not enter into derivative instruments for speculative or trading purposes. In connection with the RBL facility entered in May 2022, the Company is required to hedge a portion of its anticipated oil production at the time the Company draws down on the borrowing base. The Company has not yet drawn down on its available facility.

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

The following table sets forth the loss on derivative instruments on the Company’s unaudited condensed consolidated statements of operations and comprehensive income:

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Item	Statements of Operations Line	2023	2022	2023	2022
		(in thousands)		(in thousands)
Commodity derivatives	Cash settlements paid on matured derivative contracts, net	$(4)	$(21,059)	$(63)	$(33,559)
	Unrealized gain (loss)	35	11,517	115	(7,741)
	Derivative instruments gain (loss), net	$31	$(9,542)	$52	$(41,300)

9. CURRENT ACCRUED LIABILITIES AND OTHER

Accrued liabilities and other balances were comprised of the following:

	As of June 30, 2023	As of December 31, 2022
	(in thousands)
Accrued accounts payable invoices	$21,480	$28,360
Gabon DMO, PID and PIH obligations	12,782	10,509
Capital expenditures	19,770	26,618
Stock appreciation rights – current portion	32	570
Accrued wages and other compensation	2,726	8,161
ARO Obligation	5,729	306
Egypt modernization payments	9,373	9,933
Excess cost oil payable	8,099	—
Other	4,113	6,935
Total accrued liabilities and other	$84,104	$91,392

10. COMMITMENTS AND CONTINGENCIES

Abandonment funding

Under the terms of the Etame PSC, the Company has a cash funding arrangement for the eventual abandonment of all offshore wells, platforms and facilities on the Etame Marin block. As a result of the PSC Extension, annual funding payments are spread over the periods from 2018 through 2028, under the 2018 abandonment study. The amounts paid will be reimbursed through the Cost Account and are non-refundable. In November 2021, an abandonment study was done (prior to the decommissioning of the FPSO Nautipa which occurred in February 2023), and the estimate used for this purpose is approximately $81.3 million ($47.8 million, net to VAALCO) on an undiscounted basis. The abandonment estimate was presented to the Gabonese Directorate of Hydrocarbons as required by the Etame PSC. At  June 30, 2023, the balance of the abandonment fund was $10.7 million ($6.3 million, net to VAALCO) on an undiscounted basis. The annual payments will be adjusted based on revisions in the abandonment estimate. This cash funding is reflected under “Other noncurrent assets” in the “Abandonment funding” line item of the unaudited condensed consolidated balance sheets. Future changes to the anticipated abandonment cost estimate could change the asset retirement obligation and the amount of future abandonment funding payments.

In the first quarter of 2023, the Directorate of Hydrocarbons in Gabon approved a $26.6 million ($15.6 million, net to VAALCO) abandonment funding payment associated with the FPSO retirement. The Company received payment of $15.6 million in March 2023. No activity was noted in the abandonment funding account during the second quarter of 2023.

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

Pursuant to the addendum, VAALCO Gabon agreed to pay the charterer day rate of $150,000 from August 20, 2022 through October 4, 2022, and other demobilization fees totaling $15.3 million on a gross basis, $8.9 million net to VAALCO Gabon. The Company relinquished control over the FPSO in the fourth quarter of 2022. VAALCO and the owners of the FPSO are negotiating a final settlement of amounts owed to each other and will settle on the Company’s restricted cash balances associated with the FPSO. In the second quarter of 2023, it was determined that there was more waste than anticipated connected to the FPSO from VAALCO's usage. As such, VAALCO incurred an additional $5.6 million in decommissioning fees, which was reported as a separate line item on the income statement.

During the second quarter of 2023, the Joint Operating Group were informed by BW Offshore the supplier of the former FPSO that waste disposal of naturally occurring radioactive material was present in the final volumes and tanks on the vessel as is typical. The JOA have an obligation to lift and properly dispose of this waste. The Company has provided for an accrual for the collection and disposal of the waste via tank cleaning activities that will occur in September and October 2023. The cost is expected to be around $9.6 million gross ($5.6 million net to VAALCO).

Regulatory and Joint Interest Audits and Related Matters

The Company is subject to periodic routine audits by various government agencies in Gabon, including audits of the Company’s petroleum cost account, customs, taxes and other operational matters, as well as audits by other members of the contractor group under the Company’s joint operating agreements.

In 2016, the government of Gabon conducted an audit of the Company’s operations in Gabon, covering the years 2013 through 2014. The Company received the findings from this audit and responded to the audit findings in January 2017. The Company is working with the representatives to resolve the audit findings. The Company does not anticipate that the ultimate outcome of this audit will have a material effect on the Company’s financial condition, results of operations or liquidity.

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

On May 9, 2023, the Company's board of directors declared a quarterly cash dividend of $0.0625 per common share, which was paid on  June 23, 2023 to stockholders of record at the close of business on May 24, 2023. On August 9, 2023, the Company's board of directors declared a quarterly cash dividend of $0.0625 per common share to be paid on September 22, 2023 to stockholders of record at the close of business on August 25, 2023.

In connection with the RBL facility, discussed in Note 11 to the Financial Statements, the Company is required to provide a cash flow projection prior to any distribution, share buyback, or stock repurchase. If a group liquidity test is above the required ratio outlined in the RBL facility agreement, and no event of default exists, the Company  may make distributions, buyback shares, or repurchase stock without further approval. In the event the liquidity test is not met, an approval or waiver would need to be obtained from Glencore to make distributions, buyback shares, or repurchase stock. For the six months ended  June 30, 2023, no specific approval or waivers were required for the Company to make distributions or repurchase stock.

Payment of future dividends, if any, will be at the discretion of the board of directors after considering various factors, including current financial condition, the tax impact of repatriating cash, operating results and current and anticipated cash needs.

Share Buyback Program

On November 1, 2022, the Company announced that the Company’s board of directors formally ratified and approved a share buyback program. The board of directors also directed management to implement a Rule 10b5-1 trading plan (the “10b5-1 Plan”) to facilitate share purchases through open market purchases, privately negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The 10b5-1 Plan provides for an aggregate purchase of currently outstanding common stock up to $30 million over up to 20 months. Payment for shares repurchased under the share buyback program will be funded using the Company's cash on hand and cash flow from operations.

The following table shows the repurchases of equity securities related to the share repurchase program after March 31, 2023 through June 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Amount that May Yet Be Used to Purchase Shares Under the Program
April 1, 2023 - April 30, 2023	303,969	$4.94	303,969	$21,003,245
May 1, 2023 - May 31, 2023	362,843	$4.14	362,843	$19,502,740
June 1, 2023 - June 30, 2023	494,164	$4.05	494,164	$17,504,007
Total	1,160,976		1,160,976

The following table shows the repurchases of equity securities related to the share repurchase program after June 30, 2023 through  August 4, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Amount that May Yet Be Used to Purchase Shares Under the Program
July 1, 2023 - July 31, 2023	505,720	$3.96	505,720	$15,504,180
August 1, 2023 - August 4, 2023	98,411	$4.29	98,411	$15,082,133
Total	604,131		604,131

The actual timing number and value of shares repurchased under the share buyback program will depend on several factors, including constraints specified in the Plan, the Company's stock price, general business and market conditions, and alternative investment opportunities. Under the Plan, the Company’s third-party broker, subject to SEC regulations regarding certain price, market, volume and timing constraints, would have authority to purchase the Company’s common stock in accordance with the terms of the Plan.

Merged Concession Agreement

On January 20, 2022, prior to the consummation of the Arrangement, TransGlobe announced a fully executed concession agreement "Merged Concession Agreement" with the Egyptian General Petroleum Corporation (“EGPC”) that merged the three existing Eastern Desert concessions with a 15-year primary term and improved economics. In advance of the Minister of Petroleum and Mineral Resources of the Arab Republic of Egypt (the “Minister”) executing the Merged Concession Agreement, TransGlobe paid the first modernization payment of $15.0 million and signature bonus of $1.0 million as part of the condition's precedent to the official signing ceremony on January 19, 2022. On February 1, 2022, TransGlobe paid the second modernization payment of $10.0 million. In accordance with the Merged Concession, the Company agreed to substitute the February 2023 payment and issue a $10.0 million credit against receivables owed to it from EGPC. The Company will make three further annual equalization payments of $10.0 million each beginning February 1, 2024 until February 1, 2026. VAALCO recorded modernization payment liabilities of $26.8 million at June 30, 2023. On the unaudited condensed consolidated balance sheet, $9.4 million of the modernization payment liability was recorded in the line item "Accrued liabilities and other" and $17.5 million was recorded in "Other long-term liabilities".

The Company also has minimum financial work commitments of $50.0 million per each five-year period of the primary development term, commencing on February 1, 2020 (the "Merged Concession Effective Date") for a total of $150 million commencing on the Merged Concession Effective Date"). Through June 30, 2023, all investments have exceeded the five-year minimum $50 million threshold and any excess carries forward to offset against subsequent five-year commitments.

As the Merged Concession Agreement is effective as of February 1, 2020, there will be effective date adjustment owed to the Company for the difference in the historic commercial terms and the revised commercial terms applied against the production since the Merged Concession Effective Date. In accordance with GAAP, the Company has recognized a receivable in connection with the effective date adjustment of $67.5 million as of October 13, 2022, based on historical realized prices. However, the cumulative value to be received because of the effective date adjustment is currently being finalized with the EGPC and could result in a range of outcomes based on the final price per barrel negotiated. As of June 30, 2023, $50.3 million of the original $67.5 million receivable is recorded on the unaudited condensed consolidated balance sheet in Receivables-Other, net.

Government Related Receivables

Under Article 35 of the Etame PSC, the Company can be required to contribute to meeting the domestic market needs of Gabon by delivering to the Government, or another entity designated by the Government, an amount of its crude oil proportional to the Company’s share of production to the total production in Gabon over the year. In October 2021, the Company was notified by the Government to deliver to Sogara refinery its proportionate share of crude oil to meet the domestic market need as per the terms of the Etame PSC. In exchange, the Company is entitled, per the Etame PSC, to a fixed selling price for the oil delivered.

Since the crude oil produced by the Company is not compatible with the crude oil requirements of the refinery, the Company entered two contracts (buy/sell arrangements) to fulfill its domestic market needs obligation under the Etame PSC. One contract is to purchase oil from another provider (currently Perenco – the supplier) that produces the compatible oil to meet the needs of the refinery and another contract with the refinery itself (currently Sogara -the buyer and state designee) to deliver the crude oil to the Government.

In November 2022, a receivable from Sogara became past due and the Company has not received payments. At June 30, 2023, the amount due to the Company from the refinery is $19.7 million. A separate credit loss of $3.1 million has been provided for. The Company is in ongoing discussions with the Ministry of the Economy, Hydrocarbons and the Presidency of Gabon on finding a solution to the realization of the past due balances related to both the receivable from the refinery as well as past due VAT receivable amounts owed to the Company. The Company expects to recover the full amount receivable owed to it for both the VAT receivable and receivable under the oil supply arrangement, but the terms of recovery have not fully been finalized.

11. DEBT

As of  June 30, 2023 and December 31, 2022, the Company had no outstanding debt.

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

The Facility Agreement contains certain debt covenants, including that, as of the last day of each calendar quarter, (i) the ratio of Consolidated Total Net Debt to EBITDAX (as each term is defined in the Facility Agreement) for the trailing 12 months shall not exceed 3.0x and (ii) consolidated cash and cash equivalents shall not be lower than $10.0 million. As of June 30, 2023, the Company's borrowing base was $50.0 million. The amount the Company can borrow with respect to the borrowing base is subject to compliance with the financial covenants and other provisions of the Facility Agreement. Regarding the requirement, the Company must deliver its fiscal year 2022 annual financial statements to Glencore within 90 days of the end of each fiscal year, the Company requested and received an extension until April 17, 2023. The Company delivered the annual financial statements, along with its covenant compliance certificate to Glencore on April 11, 2023. At June 30, 2023, the Company was in compliance with all other debt covenants and had no outstanding borrowings under the facility.

The Facility will mature on the earlier of (i) the fifth anniversary of the date on which all conditions precedent to the first utilization of the Facility have been satisfied and (ii) the Reserve Tail Date (as defined in the Facility Agreement) (the “Final Maturity Date”).

Deferred financing costs incurred in connection with securing the Facility were $1.7 million, ($2.1 million net of accumulated amortization of $0.4 million) which is carried in the accompanying unaudited condensed consolidated balance sheets in the line item "Other long-term assets" and is amortized on a straight-line basis, which approximates the effective interest method, over the term of the Facility and included in interest expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive income.

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

Operating leases

The Company is currently a party to several operating lease agreements for the corporate office, rental of marine vessels and equipment and a drilling rig used in the Company’s Egyptian operations. The duration for these agreements ranges from 5 to 21 months. In some cases, the lease contracts require the Company to make payments both for the use of the asset itself and for operations and maintenance services. Only the payments for the use of the asset related to the lease component are included in the calculation of ROU assets and lease liabilities. Payments for the operations and maintenance services are considered non-lease components and are not included in calculating the ROU assets and lease liabilities. For leases on ROU assets used in joint operations, generally the operator reflects the full amount of the lease component, including the amount that will be funded by the non-operators. As operator for the Etame Marin block, the ROU asset recorded for marine vessels, and certain equipment used in the joint operations includes the gross amount of the lease components.

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

Financing leases

The Company is currently a party to several financing lease agreements for the FSO and generators used in the operations of the Etame Marin block and for equipment, offices and vehicles used in the operations of Canada and Egypt. The duration for these agreements ranges from 4 to 111 months. In some cases, the lease contracts require the Company to make payments both for the use of the asset itself and for operations and maintenance services. Only the payments for the use of the asset related to the lease component are included in the calculation of ROU assets and lease liabilities. Payments for the operations and maintenance services are considered non-lease components and are not included in calculating the ROU assets and lease liabilities.

All leases

For all leases that contain an option to extend the initial lease term, the Company has evaluated whether it is reasonably certain that the Company will extend the lease beyond the initial lease term. When the Company believes it is reasonably certain it will utilize these leased assets beyond the initial lease term, those payments have been included in the calculation of the ROU assets and liabilities. The discount rate used to calculate ROU assets and lease liabilities represents the Company’s incremental borrowing rate. The Company determined this by considering the term and economic environment of each lease, and estimating the resulting interest rate the Company would incur to borrow the lease payments.

For the three and six months ended June 30, 2023 and 2022, the components of the lease costs and the supplemental information were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Lease cost:	(in thousands)
Finance lease cost (1)	$4,115	$98	$8,480	$164
Operating lease cost	339	4,265	922	8,461
Short-term lease cost (2)	1,660	199	3,020	1,213
Variable lease cost (3)	—	1,909	—	3,247
Total lease expense	6,114	6,471	12,422	13,085
Lease costs capitalized	7	651	55	1,423
Total lease costs	$6,121	$7,122	$12,477	$14,508

	Six Months Ended June 30,
	2023	2022
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows attributable to finance leases (in thousands)	$3,379	$26
Weighted-average remaining lease term (in years)	8.96	5.17
Weighted-average discount rate	8.11%	3.54%

Operating cash flows attributable to operating leases (in thousands)	$423	$12,816
Weighted-average remaining lease term (in years)	0.95	0.70
Weighted-average discount rate	10.33%	5.62%

(1)	Represents depreciation and interest associated with financing leases.
(2)	Represents short term leases under contracts that are 1 year or less where a ROU asset and lease liability are not required to be recorded.
(3)	Variable costs represent differences between minimum lease costs and actual lease costs incurred under lease contracts.

The table below describes the presentation of the total lease cost on the Company’s unaudited condensed consolidated statements of operations and comprehensive income. As discussed above, the Company’s joint venture owners are required to reimburse the Company for their share of certain expenses, including certain lease costs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Finance lease cost	$2,376	$57	$5,001	$96
Production expense	1,208	3,720	2,494	7,558
General and administrative expense	52	47	98	63
Lease costs billed to the joint venture owners	2,481	2,884	4,849	5,886
Total lease expense	6,117	6,708	12,442	13,603
Lease costs capitalized	4	414	35	905
Total lease costs	$6,121	$7,122	$12,477	$14,508

The following table describes the future maturities of the Company’s lease liabilities at June 30, 2023:

	Operating Leases	Finance Leases
Year	(in thousands)
2023	$1,173	$7,287
2024	672	14,448
2025	32	16,202
2026	—	16,478
2027	—	15,023
Thereafter	—	51,527
	1,877	120,965
Less: imputed interest	80	33,425
Total lease liabilities	$1,797	$87,540

Under the joint operating agreements, other joint venture owners are obligated to fund $49.8 million of the $122.8 million in future lease liabilities.

13. ASSET RETIREMENT OBLIGATIONS

The following table summarizes the changes in the Company’s asset retirement obligations:

(in thousands)	As of June 30, 2023	As of December 31, 2022
Beginning balance	$42,001	$40,694
Accretion	1,118	1,958
Additions	—	6,134
Revisions	5,726	(43)
Settlements	(374)	(6,577)
Foreign currency gain (loss)	216	(165)
Ending balance	$48,687	$42,001

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

The Company is required under the Etame PSC for the Etame Marin block in Gabon to conduct abandonment studies to update the amounts being funded for the eventual abandonment of the offshore wells, platforms and facilities on the Etame Marin block. The current abandonment study was prepared in November 2021. As a result of the expected timing of the end of the FPSO contract, included in the line item "Accrued liabilities and other" in the unaudited condensed consolidated balance sheet is $5.6 million of costs associated with the retirement obligation as of June 30, 2023. The accrual is primarily related to the FPSO waste disposal discussed in detail in the commitments and contingencies footnote.

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

In relation to petroleum wells, under good oilfield practices, the contractor is responsible for decommissioning non-producing wells under a decommissioning plan approved by EGPC during the life of the concession agreement. If EGPC agrees that a producing well is not economic, then the contractor may be responsible for decommissioning the well under an EGPC approved decommissioning plan. EGPC, at its own discretion, may not require a well to be decommissioned if it wants to preserve the ability to use the well for other purposes. As EGPC has discretion on decommissioning wells, there is a risk that the Company could incur well decommissioning costs. In accordance with the respective concession agreements, expenses approved by EGPC are recoverable through the cost recovery mechanism. At June 30, 2023 and December 31, 2022, no asset retirement obligation is recorded associated with the Egypt PSCs.

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

Preferred stock

Authorized preferred stock consists of 500,000 shares with a par value of $25 per share. No shares of preferred stock were issued and outstanding as of June 30, 2023.

Treasury stock

On November 1, 2022, the Company announced that the board of directors formally ratified and approved a share buyback program. The Plan provides for an aggregate purchase of currently outstanding common stock up to $30 million over up to 20 months. Payment for shares repurchased under the share buyback program will be funded using the Company's cash on hand and cash flow from operations. See Note 10 for further discussion.

The below table shows the repurchases of the Company's equity securities during the three months ended June 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Amount that May Yet Be Used to Purchase Shares Under the Program
April 1, 2023 - April 30, 2023	303,969	$4.94	303,969	$21,003,245
May 1, 2023 - May 31, 2023	362,843	$4.14	362,843	$19,502,740
June 1, 2023 - June 30, 2023	494,164	$4.05	494,164	$17,504,007
Total	1,160,976		1,160,976

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

15. STOCK-BASED COMPENSATION AND OTHER BENEFIT PLANS

The Company’s stock-based compensation has been granted under several stock incentive and long-term incentive plans. The plans authorize the Compensation Committee of the Company’s board of directors to issue various types of incentive compensation. The Company had previously issued stock options and restricted shares under the 2014 Long-Term Incentive Plan (“2014 Plan”) and stock appreciation rights under the 2016 Stock Appreciation Rights Plan. On June 25, 2020, the Company’s stockholders approved the 2020 Long-Term Incentive Plan (as amended, the “2020 Plan”) under which 5,500,000 shares are authorized for grants. In June 2021, the Company’s stockholders approved an amendment to the 2020 Plan pursuant to which an additional 3,750,000 shares were authorized for issuance pursuant to awards under the 2020 Plan. At June 30, 2023, under the 2020 Plan, 1,718,603 shares were available for future grants.

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

As referenced in the table below, the Company records compensation expenses related to stock-based compensation as general and administrative expense associated with the issuance of stock options, restricted stock and stock appreciation rights. During the six months ended June 30, 2023, the Company settled in cash $0.2 million for stock appreciation rights and received $0.4 million for stock option exercises. During the six months ended June 30, 2022, the Company settled in cash $0.8 million for stock appreciation rights and received $0.3 million for stock option exercises.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Stock-based compensation - equity awards	$706	$615	$1,381	$1,019
Stock-based compensation - liability awards	(101)	227	(127)	1,245
Total stock-based compensation	$605	$842	$1,254	$2,264

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

In June 2023, the Company granted options to certain employees of the Company that are considered performance stock options to purchase an aggregate of 334,753 shares at an exercise price of $4.19 per share and a life of ten years. For each performance stock option award, one-third of the underlying shares vest on the later of the first anniversary of the grant date and the date on which the Company’s stock price, determined using a 30-day average, exceeds $4.82 per share; performance stock options with respect to one-third of the underlying shares vest on the later of the second anniversary of the grant date and the date on which the Company’s stock price, determined using a 30-day average, exceeds $5.54 per share; and performance stock options with respect to the remaining one-third of the underlying shares vest on the later of the third anniversary of the grant date and the date on which the Company’s stock price, determined using a 30-day average, exceeds $6.37 per share. These awards are option awards that contain a market condition. Compensation cost for such awards is recognized ratably over the derived service period and compensation cost related to awards with a market condition will not be reversed if the Company does not believe it is probable that such performance criteria will be met or if the service provider (employee or otherwise) fails to meet such performance criteria.

During the six months ended June 30, 2023 and 2022, the weighted average assumptions shown below were used to calculate the weighted average grant date fair value of option grants under the Monte Carlo.

	Six Months Ended June 30,
	2023	2022
Weighted average exercise price - ($/share)	$4.19	$6.41
Expected life in years	6.4	6.0
Average expected volatility	68%	72%
Risk-free interest rate	3.73%	1.98%
Expected dividend yield	5.97%	2.30%
Weighted average grant date fair value - ($/share)	$2.29	$2.84

Stock option activity associated with performance options for the six months ended June 30, 2023 is provided below:

	Number of Shares Underlying Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at January 1, 2023	444	$3.95
Granted	335	4.19
Exercised	(74)	(1.68)
Unvested shares forfeited	—	—
Vested shares expired	—	—
Outstanding at June 30, 2023	705	$4.30	8.95	$280
Exercisable at June 30, 2023	211	$3.34	7.70	$262

Stock option activity associated with plain vanilla options for the six months ended June 30, 2023 is provided below:

	Number of Shares Underlying Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at January 1, 2023	387	$1.86
Granted	—	—
Exercised	(164)	(1.56)
Unvested shares forfeited	—	—
Vested shares expired	—	—
Outstanding at June 30, 2023	223	$2.07	0.73	$376
Exercisable at June 30, 2023	223	$2.07	0.73	$376

As a result of tax withholding on options exercised, 44,655 shares were added to treasury during the six months ended June 30, 2023.

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

The following is a summary of activity for the six months ended June 30, 2023:

	Restricted Stock	Weighted Average Grant Date Fair Value
	(in thousands)
Non-vested shares outstanding at January 1, 2023	665	$4.59
Awards granted	797	4.19
Awards vested	(354)	3.92
Awards forfeited	(12)	5.73
Non-vested shares outstanding at June 30, 2023	1,096	$4.51

During the six months ended June 30, 2023, 81,342 shares were added to treasury as a result of tax withholding on the vesting of restricted shares.

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

RSUs were issued to directors, officers and employees of TransGlobe in the ordinary course of business prior to the Arrangement. Each RSU vests annually over a three-year period. On December 16, 2022, the Compensation Committee determined that the awards would be settled in shares from the 2020 Plan, thereby converting all the awards to equity awards instead of cash-settled liability awards. The following is a summary of RSU activity for the six months ended June 30, 2023:

	Restricted Stock	Weighted Average Conversion Date Fair Value
	(in thousands)
Non-vested shares outstanding at January 1, 2023	383	$4.27
Awards granted	183	4.19
Awards vested	(259)	4.27
Awards forfeited	(23)	4.27
Non-vested shares outstanding at June 30, 2023	284	$4.22

During the six months ended June 30, 2023, 162,328 shares were added to treasury because of tax withholding on the vesting of RSU’s.

PSUs are like RSUs except that they originally contained a performance factor affecting the vesting percentage. For the PSUs that remained outstanding following the effective time of the Arrangement, the applicable vesting percentage was determined by the TransGlobe board of directors to be 200% for PSUs granted in 2020 and 2021; and 64.4% for PSUs granted in 2022. All PSUs granted vest on the third anniversary of their grant date. On December 16, 2022, the Compensation Committee determined that the awards would be settled in shares from the 2020 Plan, thereby converting all the awards to equity awards instead of cash-settled liability awards. The following is a summary of PSU activity for the six months ended June 30, 2023:

	Restricted Stock	Weighted Average Conversion Date Fair Value
	(in thousands)
Non-vested shares outstanding at January 1, 2023	690	$4.27
Awards granted	—	—
Awards vested	(514)	4.27
Awards forfeited	(36)	4.27
Non-vested shares outstanding at June 30, 2023	140	$4.27

During the six months ended June 30, 2023, 147,862 shares were added to treasury as a result of tax withholding on the vesting of PSU’s.

DSUs are like RSUs, except that they become fully vested on the date of grant and are only issued to directors of the Company. Distributions under the DSU plan do not occur until the retirement of the DSU holder from the Company's Board of Directors. On December 16, 2022, the Compensation Committee determined that the awards would be settled in shares from the 2020 Plan, thereby converting all the awards to equity awards instead of cash-settled liability awards. At June 30, 2023, approximately 101,313 DSUs are vested but not converted. During the second quarter of 2023, 358,563 DSUs were converted to shares of common stock of the company following the departure of Mr. David Cook and Mr. Timothy Marchant from the board of directors, of which 65,582 shares were forfeited back to VAALCO to satisfy applicable tax withholding obligations.

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

During the six months ended June 30, 2023, the Company did not grant SARs to employees or directors.

SAR activity for the six months ended June 30, 2023 is provided below:

	Number of Shares Underlying SARs	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at January 1, 2023	202	$1.87
Granted	—	—
Exercised	(63)	0.86
Unvested SARs forfeited	—	—
Vested SARs expired	—	—
Outstanding at June 30, 2023	139	$2.33	0.64	$198
Exercisable at June 30, 2023	139	$2.33	0.64	$198

Other Benefit Plans

The Company has adopted forms of change in control agreements for its named executive officers and certain other officers of the Company as well as a severance plan for its Houston-based non-executive employees to provide severance benefits in connection with a change in control. Upon a termination of a participant’s employment by the Company without cause or a resignation by the participant for good reason three months prior to a change in control or six months following a change in control, executives and officers with change in control agreements and participants in the severance plan will be entitled to receive 100% and 50%, respectively, of the participant’s base salary and continued participation in the Company’s group health plans for the participant and his or her eligible spouse and other dependents for six months. In addition, certain named executive officers will receive 75% of their target bonus. Some of the named executive officers are also entitled to severance payments under their employment agreements.

16. INCOME TAXES

VAALCO and its domestic subsidiaries file a consolidated U.S. income tax return. Certain foreign subsidiaries also file tax returns in their respective local jurisdictions that include Canada, Egypt, Equatorial Guinea and Gabon.

Income taxes attributable to continuing operations for the three and six months ended June 30, 2023 and 2022 are attributable to foreign taxes payable in Gabon and Egypt, as well as income taxes in the U.S.

Provision for income taxes related to income from continuing operations consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
U.S. Federal:	(in thousands)
Current	$—	$—	$—	$—
Deferred	871	2,617	1,457	(9,869)
Foreign:
Current	12,401	20,402	24,701	26,093
Deferred	(1,684)	23,233	201	25,400
Total	$11,588	$46,252	$26,359	$41,624

The Company’s effective tax rate for the three and six months ended  June 30, 2023, excluding the impact of discrete items, was 68.42% and 63.32%. For the three and six months ended June 30, 2022, the effective tax rates were 73.37% and 72.59%. The total tax expense for the three months ended June 30, 2023, includes a discrete amount of ($0.5) million primarily related to adjustments made because of changes to oil price (the change in value of the government of Gabon’s allocation of Profit Oil between the time it was produced and the time it was taken in-kind, i.e., oil price adjustment). For the six months ended June 30, 2023, the current tax expense of $24.7  million includes a $2.7 million unfavorable oil price adjustment. After excluding that impact, current income taxes were an expense of $22.0 million for the period. For the three months ended June 30, 2022, the current tax expense of $20.4 million includes a $1.2 million unfavorable oil price adjustment. After excluding this impact, current income taxes were $19.2 million for the period. For the six months ended June 30, 2022, the Company’s overall effective tax rate was appreciably impacted by non-deductible items associated with operations (which includes losses on derivative instruments) and the release of valuation allowance attributable to the current period. The total tax expense for the six months ended June 30, 2022 includes a discrete adjustment for the release of an additional $12.7 million of valuation allowance as a result of an increase in forecasted future earnings. For the six months ended June 30, 2022, the current tax expense of $26.1 million includes a $4.3 million unfavorable oil price adjustment. After excluding the impact, current income taxes were $21.8 million for the period.

As of June 30, 2023, the Company had no material uncertain tax positions. The Company’s policy is to recognize potential interest and penalties related to unrecognized tax benefits as a component of income tax expense.

17. OTHER COMPREHENSIVE INCOME

The Company’s other comprehensive income was $2.0 million for the three months ended June 30, 2023. The functional currency of TransGlobe Energy Corporation is the Canadian Dollar. All of the Company’s other comprehensive income arises from the currency translation of TransGlobe Energy Corporation to USD.

The components of accumulated other comprehensive income are as follows:

Currency Translation Adjustments
(in thousands)
Balance at December 31, 2022	$1,179
Accumulated other comprehensive income (loss) before reclassifications	(125)
Balance at March 31, 2023	$1,054
Accumulated other comprehensive income (loss) before reclassifications	2,006
Balance at June 30, 2023	$3,060

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

RECENT DEVELOPMENTS

Dividend Policy

On February 14, 2023, our board of directors increased our quarterly cash dividend policy to an expected $0.0625 per common share per quarter, commencing in the first quarter of 2023. On May 9, 2023, the Company's board of directors declared a quarterly cash dividend of $0.0625 per common share, which was paid on June 23, 2023 to stockholders of record at the close of business on May 24, 2023. On August 9, 2023, the Company's board of directors declared a quarterly cash dividend of $0.0625 per common share to be paid on September 22, 2023 to stockholders of record at the close of business on August 25, 2023.

Payment of future dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including current financial condition, the tax impact of repatriating cash, operating results and current and anticipated cash needs.

Share Buyback Program

On November 1, 2022, VAALCO announced that its board of directors formally ratified and approved the share buyback program that was announced on August 8, 2022 in conjunction with our business combination with TransGlobe. The board of directors also directed management to implement the 10b5-1 Plan to facilitate share purchases through open market purchases, privately negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Exchange Act. The 10b5-1 Plan provides for an aggregate purchase of currently outstanding common stock up to $30 million over up to 20 months. Payment for shares repurchased under the share buyback program will be funded using cash on hand and cash flow from operations.

The actual timing number and value of shares repurchased under the share buyback program will depend on several factors, including constraints specified in the Plan, VAALCO's stock price, general business and market conditions, and alternative investment opportunities. Under the Plan, our third-party broker, subject to SEC regulations regarding certain price, market, volume and timing constraints, has authority to purchase VAALCO common stock in accordance with the terms of the Plan.

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

Additionally, prior to the effective time of the Arrangement, TransGlobe repaid outstanding obligations and liabilities owned under TransGlobe’s credit facility with ATB Financial, representing approximately CAD $4.1 million. On December 19, 2022, TransGlobe, as an indirect wholly-owned subsidiary of VAALCO, voluntarily delivered a notice of termination to ATB Financial relating to the ATB Facility. As of December 31, 2022, no amounts were drawn on the revolving loan facility. On January 5, 2023, the ATB Facility was formally closed.

The actual impact of the Arrangement Agreement was an increase to “Crude oil, natural gas and NGLs sales” of $75.0  million and $1.7  million of “Net income” in the condensed consolidated statements of operations and comprehensive income for the six months ended June 30, 2023. For the three months ended June 30, 2023 the actual impact of the Arrangement Agreement was an increase to “Crude oil, natural gas and NGLs sales” of $31.3  million and $(8.0)  million of "Net Loss".

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

At the end of June 2023, all wells were online from the end of 2022 as the gas lift compression system was successfully commissioned. This gas lift compression system increased the production and the reliability of two subsea wells, positively impacting our volumes for the six months ended June 30, 2023. Gas lift compression and subsea wells remained online with a high level of reliability through the six months ended June 30, 2023.

The focus during the first quarter of 2023 was continued production optimization of the new flow line configurations at the Etame Facility, as all production transits through the Etame platform for final processing before being pumped to the FSO. Since the field reconfiguration in 2022, a better understanding of the field’s operating parameters has resulted in a more efficient and cost effective flow assurance program. Continued optimization and understanding of the post reconfiguration process dynamics of the Etame platform, have maintained a very high uptime availability of Etame Facility and in turn the complete Etame field during the second quarter. Combining this with individual well and facility chemical injection optimization and facility pipeline pigging adjustments both on frequency of pigging and flow path targeting, has increased production through decrease in pipeline internal buildup and resulting back pressure, this in turn has provided more stable operations resulting in lower downtime. Through the second quarter of 2023 this continues to be a focus with positive results in production rates and uptime. Trials of new chemicals continue, for ensuring cost and production effectiveness of the Etame field operations.

Preventative maintenance activities returned to levels prior to the field reconfiguration, as the focus came back to steady state operation following project completion. Equipment Reliability and Availability remain at high levels. The actual percentages of Corrective Maintenance performed versus Preventative Maintenance performed remain well within VAALCO and Industry Best Practice standards.

Egypt

We continued to use the EDC-64 rig in the Eastern Desert drilling campaign. We completed six wells in the second quarter of 2023, four development wells HE-4, HE-3, Arta 82 Red-Bed, and Arta-84 Nukhul, one injector well HE-5inj and one exploration well NWG-5C-1. Drilling an average of 2 wells per month we are drilling up our firm 2023 work program faster and at less cost.

The HE-4 development well was drilled to a total depth of 1,850m in the Bakr sand formation, reaching its primary objective of penetrating oil-bearing sands in the ASL-B formation. The well spudded on April 2, 2023 and reached TD on April 9, 2023. Open hole log evaluation indicated 8.5 meters of net pay across 3 sand zones in the ASL- B including a new sand formation not seen in offset wells to the north. The well was perforated from 1,590-1,594 meters in the lowermost sand and was put on production on April 19, 2023. Current production is approximately 464 bopd (field estimate) at 8% water cut.

The HE-5inj well achieved primary its objective by drilling the same producing reservoir as in HE-1X and/or HE-2X. The well spudded on April 16, 2023 and the rig was released on May 4, 2023. The recorded pressure data indicates the reservoir pressure in the well is depleted from the original pressure which gave an indication of the communication with the current producing wells. The well is completed as a water injector to support the producing reservoir at HE-1X and or HE-2X.

The HE-3 development well was proposed as vertical development well to produce from the ASL-B2 sand as the primary target. The well spudded on May 10, 2023 and reached TD on May 17, 2023 at depth of 1,675 meters MD within Safra-sand. Open hole log evaluation indicated 3.0 meters of net pay across the ASL-B1 and ASL-B2 reservoirs. The well was perforated in both ASL-B2 sand units from 1,549 to 1,551 and 1,566.5 to 1,569.5 meters MD and was put on production. Current production is approximately 238 Bopd (field estimate) at 10% water cut.

The Arta-82 development well was spudded on May 25, 2023 and achieved its primary objective of the Red-Bed reservoir in a favorable position as per the prognosis. The well encountered a total of 42 feet of net pay. Current production is approximately 134 Bopd (field estimate) at 30% water cut.

The Arta-84 development well was spudded on June 6, 2023 and achieved its primary objective of the Nukhul reservoir. The well encountered a total of 34 feet of net pay in the Nukhul/Nukhul Marker reservoir. The well was cased and perforated from 3,462 to 3,495 feet. The reservoir requires a frac to produce and this is scheduled during the current frac campaign of 4 wells.

The NWG-5C1 exploration well was spudded on June 16, 2023 targeting the Nukhul Reservoir. The well reached TD in the Thebes formation on June 20, 2023. The mud log did not record any gas or oil shows in the Nukhul. No net pay was calculated on the petrophysical analysis of the Nukhul /Nukhul Marker reservoir. Based on this information, TransGlobe recommended to abandon the NWG-5C1 wellbore.

The SGZ-6X well in the South Ghazalat concession in the Western Desert was recompleted in the Upper Bahariya zone. After re-entry, recompletion and re-perforation in May 2023 the well only produced water with trace oil and gas. Production was suspended and the well secured while TransGlobe evaluate how to further appraise the concession. A forward work program is required to retain this acreage in the Western Desert.

Canada

Early in 2023, two wells, the 1Q100/04-10-29-03W5 and the 4-19-29-3W5, were tied in. Both wells are now online and producing.

The 2023 drilling campaign commenced in January 2023 with the drilling of 12-12-30-4W5, spud on January 28, 2023. The well was drilled to a total depth of 6,713 meters. The second well of the program, 16-30-29-3W5, was spud on February 22, 2023, and drilled to total depth of 4,403 meters. The 2 wells were completed between late March and early April and tied in and equipped in April and early May. 12-12-30-4W5 was put online in late April, and 16-30-29-3W5 was put online in early May with cycle times that were significantly less than historical cycle times. The wells flowed in the months of May and June. In early July the pump and rods were run on both wells. Both wells continue to produce and are exceeding expectations

ACTIVITIES BY ASSET

Gabon

Offshore – Etame Marin Block

Development and Production

We operate the Etame Marin Block on behalf of a consortium of companies. As of June 30, 2023, production operations in the Etame Marin block included fifteen platform wells, plus two subsea wells tied back by pipelines to deliver crude oil and associated natural gas through a riser system to allow for delivery and processing at the Etame platform. From the Etame platform, the crude oil is pumped through a riser system to the FSO where it is stored and ultimately offloaded. The leased FSO is anchored to the seabed on the block. The Etame field currently has a combined total of seventeen producing wells. During the three months ended June 30, 2023 and 2022, production from the block was 1,588 MBbls (812MBbls, net) and 1,638 MBbls (838 MBbls, net), respectively, as discussed below in “Results of Operations”. During the six months ended June 30, 2022 and 2023, production from the Etame Marin block was 3,055 MBbls (1,563 MBbls net) and 3,190 MBbls (1,632 MBbls net), respectively.

Egypt

In Egypt, our interests are spread across two regions: the Eastern Desert, which contains the West Gharib, West Bakr and North West Gharib merged concessions, and the Western Desert, which contains the South Ghazalat concession. Both of our Egyptian blocks are PSCs among the Egyptian General Petroleum Corporation (“EGPC”), the Egyptian government and us. We are the operator and have a 100% working interest in both PSCs. During the three months ended June 30, 2023, production from the Eastern Desert was 1,054 MBbls (726 MBbls, net) as discussed below in “Results of Operations”. During the six months ended June 30, 2023, production from the Eastern Desert was 1,957 MBbls (1,342 MBbls, net).

The SGZ-6X well in the South Ghazalat concession in the Western Desert remains shut-in.

Canada

In Harmattan, Canada, we own production and working interests in the Cardium light oil and Mannville liquids-rich gas assets. This property produces oil and associated natural gas from the Cardium and Viking zones and liquids-rich natural gas from zones in the Lower Mannville and Rock Creek formations at vertical depths of 1,200 to 2,600 meters. All gas is delivered to a third party non-operated gas plant for processing. During the three months ended June 30, 2023, production from our Canadian assets was 275 MBoe to our working interest (253 MBoe, net) as discussed below in “Results of Operations”. During the six months ended June 30, 2023, production from our Canadian assets was 514 MBoe to our working interest (464 MBoe, net).

Equatorial Guinea

As of June 30, 2023, we had $10.0 million recorded for the book value of the undeveloped leasehold costs associated with the Block P license. In February of 2023, we acquired an additional 14.1% participating interest, increasing VAALCO’s participating interest in the Block to 60.0%. This increase of 14.1% participating interest increases our future payment to GEPetrol to $6.8 million at first commercial production of the Block. In March 2023, Atlas voted to participate in the Venus Development. Amendment 5 of the PSC was approved by all parties in March 2023 with this updated participating interest, and execution of the Venus development plan has been initiated. VAALCO, as operator, is in the process of working through the project charter and timing of key milestones. In addition, there are some minor changes required by the Joint Operating Agreement that require final ratification by the joint venture.

The Block P production sharing contract ("PSC") provides for a development and production period of 25 years from the date of approval of a development and production plan for the area associated with the Venus development. The PSC also includes the portions of Block P not associated with the Block P - Venus development.

DISCONTINUED OPERATIONS - ANGOLA AND YEMEN

In November 2006, we signed a production sharing contract for Block 5 offshore Angola (“PSA”). Our working interest is 40%, and we carried Sonangol P&P, for 10% of the work program. On September 30, 2016, we notified Sonangol P&P that we were withdrawing from the joint operating agreement effective October 31, 2016. On November 30, 2016, we notified the national concessionaire, Sonangol E.P. that we were withdrawing from the PSA. Further to our decision to withdraw from Angola, we have closed our office in Angola and do not intend to conduct future activities in Angola. As a result of this strategic shift, the Angola segment has been classified as discontinued operations in the Financial Statements for all periods presented. See Note 3 to the Financial Statements. For the three and six months ended June 30, 2023 and 2022, the Angola segment did not have a material impact on our financial position, results of operations, cash flows and related disclosures.

As part of the Arrangement with TransGlobe, we acquired TG Holdings Yemen Inc. who previously owned TransGlobe's interests in four PSAs in Yemen: Block 32, Block 72, Block 75 and Block S-1. In January 2015, TransGlobe relinquished its interests in Block 32 and Block 72 in Yemen (effective dates of March 31, 2015 and February 28, 2015, respectively), and in October 2015 TransGlobe sold its subsidiary that held interests in Block 75 and Block S-1. The operating results of the Yemen segment have been classified as discontinued operations for all periods presented in our consolidated statements of operations and comprehensive income. Our segregated the cash flows attributable to the Yemen segment are presented in cash flows from discontinued operating activities for all periods presented in our consolidated statements of cash flows. For the three and six months ended June 30, 2023 and 2022, the Yemen segment did not have a material impact on our financial position, results of operations, cash flows and related disclosures.

CAPITAL RESOURCES AND LIQUIDITY

Cash Flows

Our cash flows for the six months ended June 30, 2023 and 2022 are as follows:

	Six Months Ended June 30,
	2023	2022	Increase (Decrease) in 2023 over 2022
	(in thousands)
Net cash provided by operating activities before changes in operating assets and liabilities	$77,013	$67,041	$9,972
Net change in operating assets and liabilities	571	2,004	(1,433)
Net cash provided by (used in) continuing operating activities	77,584	69,045	8,539
Net cash used in discontinued operating activities	(15)	(38)	23
Net cash provided by (used in) operating activities	77,569	69,007	8,562

Net cash provided by (used in) investing activities	(54,832)	(60,278)	5,446

Net cash provided by (used in) in financing activities	(27,882)	(5,922)	(21,960)
Effects of exchange rate changes on cash	(285)	—	(285)
Net change in cash, cash equivalents and restricted cash	$(5,430)	$2,807	$(8,237)

The $10.0 million increase in net cash provided by operating activities before changes in operating assets and liabilities was due to a $49.6 million increase in depreciation expense and $33.5 million lower cash settlements on derivative contracts partially offset by a prior year $41.4 million derivative gain and a $13.9 million decrease in deferred tax expense. The net decrease in changes provided by operating assets and liabilities of $1.4 million for the six months ended June 30, 2023 compared to the same period of 2022 was primarily related to positive changes in trade receivable, receivables accounts with joint venture owners, other long-term assets and crude oil inventory (collectively $61.5 million). More than offsetting these changes were negative changes in other receivables, prepayments and other, accounts payable, foreign taxes payable, deferred taxes, and accrued liabilities and other (collectively negative $62.8 million).

The $5.5 million decrease in net cash used in investing activities during the six months ended June 30, 2023 was due to capital spending costs associated with the development drilling programs in Egypt and Canada not exceeding prior period expenditures along with reduced current year expenditures for Gabon. For the six months ended June 30, 2022, cash used in investing activities was due to increases in capital spending in 2022 for the Etame 8-H well, the Avouma 3H-ST well, ETBSM 1HB-ST well, the Etame field reconfiguration and other items to support the 2021/2022 drilling campaign.

Net cash used in financing activities during the six months ended June 30, 2023 included $13.5 million for dividend distributions, $11.4 million for treasury stock repurchases made under our stock repurchase plan as discussed in Note 10 to our financial statements or as a result of tax withholding on options exercised and on vested restricted stock as discussed in Note 15 to our financial statements, and $3.4 million of principal payments on our finance leases partially offset by $0.4 million in proceeds from options exercised. For the six months ended June 30, 2022, cash used in financing activities included $3.9 million for dividend distributions, $0.8 million for treasury stock repurchases, as a result of tax withholding on options exercised and vested restricted stock, $1.5 million of costs capitalized associated with our credit facility and $0.1 million of principal payments on our finance leases partially offset by $0.3 million in proceeds from options exercised.

Capital Expenditures

For the six months ended June 30, 2023 we had accrual basis capital expenditures attributable to continuing operations of $41.9  million compared to $69.9  million accrual basis capital expenditures for the same period in 2022. For the six months ended June 30, 2023, our cash spending primarily related to the payments for the 2023 drilling campaigns in Egypt and Canada. During the same period in 2022, our spending was concentrated on the 2021/2022 drilling campaign, Etame field reconfigurations and FSO projects.

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

See the table below for the unexpired contracts at June 30, 2023:

Settlement Period	Type of Contract	Index	Average Monthly Volumes	Weighted Average Put Price	Weighted Average Call Price
			(Bbls)	(per Bbl)	(per Bbl)
July 2023 - September 2023	Collars	Dated Brent	95,000	$65.00	$96.00

Pursuant to the Facility entered into in May 2022, we are required to hedge a portion of our anticipated oil production at the time we draw down on the Facility.

Subsequent Event

On July 13, 2023, we entered into additional derivatives contracts for the fourth quarter of 2023. The details are in the chart below:

Settlement Period	Type of Contract	Index	Average Monthly Volumes	Weighted Average Put Price	Weighted Average Call Price
			(Bbls)	(per Bbl)	(per Bbl)
October 2023 - December 2023	Collars	Dated Brent	85,000	$65.00	$90.00

Cash on Hand

At June 30, 2023, we had unrestricted cash of $46.2 million. We invest cash not required for immediate operational and capital expenditure needs in short-term money market instruments primarily with financial institutions where we determine our credit exposure is negligible. As operator of the Etame Marin block in Gabon, we enter into project-related activities on behalf of our working interest joint venture owners. We generally obtain advances from joint venture owners prior to significant funding commitments. Our cash on hand will be utilized, along with cash generated from operations, to fund our operations.

We currently sell all our crude oil production from Gabon under a COSMA with Glencore. Under the COSMA all oil produced from the Etame G4-160 Block offshore Gabon from August 2022 through the Final Maturity Date of the Facility, will be bought and marketed by Glencore, with pricing based upon an average of Dated Brent in the month of lifting, adjusted for location and market factors.

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

For the six months ended June 30, 2023, sales to Egypt were split between Mercuria and the EGPC. Mercuria purchased oil in January, while the EGPC performed May and June liftings. Sales to Mercuria are normally settled within 30 days.

Revenues from the sale of crude oil, natural gas, condensate and NGLs in Canada are recognized by reference to actual volumes delivered at contracted delivery points and prices. Prices are determined by reference to quoted market prices in active markets for crude oil, natural gas, condensate, and NGLs based on product, each adjusted according to specific terms and conditions applicable per the sales contracts. Revenues are recognized net of royalties and transportation costs. Revenues are measured at the fair value of the consideration received. For the three and six months ended June 30, 2023, revenues in Canada were concentrated in three separate customers. These customers were Plains Midstream (50.9%), AltaGas (19.1%), and PetroGas Energy (18.6%).

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

The Facility Agreement contains certain debt covenants, including that, as of the last day of each calendar quarter, (i) the ratio of Consolidated Total Net Debt to EBITDAX (as each term is defined in the Facility Agreement) for the trailing 12 months shall not exceed 3.0x and (ii) consolidated cash and cash equivalents shall not be lower than $10.0 million. At September 30, 2022, our borrowing base was $50.0 million. The amount we are able to borrow with respect to the borrowing base is subject to compliance with the financial covenants and other provisions of the Facility Agreement. We were in compliance with all debt covenants at June 30, 2023. As of June 30, 2023, we had no outstanding borrowings under the facility.

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

Abandonment Funding – Under the terms of the Etame PSC, we have a cash funding arrangement for the eventual abandonment of all offshore wells, platforms and facilities on the Etame Marin block. As a result of the PSC Extension, annual funding payments are spread over the periods from 2018 through 2028, under the applicable abandonment study. The amounts paid will be reimbursed through the Cost Account and are non-refundable. In November 2021, a new abandonment study was done and the estimate used for this purpose is approximately $81.3 million ($47.8 million, net to VAALCO) on an undiscounted basis. The new abandonment estimate has been presented to the Gabonese Directorate of Hydrocarbons as required by the PSC. At June 30, 2023, the balance of the abandonment fund was $10.7 million ($6.3 million, net to VAALCO) on an undiscounted basis. The annual payments will be adjusted based on revisions in the abandonment estimate. This cash funding is reflected under “Other noncurrent assets” in the “Abandonment funding” line item of the consolidated balance sheets. Future changes to the anticipated abandonment cost estimate could change the asset retirement obligation and the amount of future abandonment funding payments.

Leases – We are a party to several operating and financing lease arrangements, including operating leases for the corporate office, a drilling rig, rental of marine vessels and helicopters, warehouse and storage facilities, equipment and financing lease agreements for the FSO and generators used in the operations of the Etame Marin block and for equipment, offices and vehicles used in the operations of Canada and Egypt. The annual costs of these leases are significant to us. For further information see Note 12 to the Financial Statements.

Merged Concession Agreement – On January 20, 2022, prior to the consummation of the Arrangement, TransGlobe announced a fully executed Merged Concession Agreement with EGPC that merged the three existing Eastern Desert concessions with a 15-year primary term and improved economics. In advance of the Minister of Petroleum and Mineral Resources of the Arab Republic of Egypt (the “Minister”) executing the Merged Concession Agreement, TransGlobe paid the first modernization payment of $15.0 million and signature bonus of $1.0 million as part of the conditions precedent to the official signing ceremony on January 19, 2022. On February 1, 2022, TransGlobe paid the second modernization payment of $10.0 million. In accordance with the Merged Concession, we agreed to substitute the February 1, 2023 payment and issue a $10.0 million credit against receivables owed from EGPC. We will make three further annual equalization payments of $10.0 million each beginning February 1, 2024, until February 1, 2026. We also have minimum financial work commitments of $50.0 million per each five-year period of the primary development term, commencing on February 1, 2020 (the "Merged Concession Effective Date"). As of June 30, 2023, the $50 million of financial work commitments had been delivered to EGPC.

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

Drilling Programs – In Egypt, we continued to use the EDC-64 rig in the Eastern Desert drilling campaign. We completed six wells in the second quarter of 2023, four development wells HE-4, HE-3, Arta 82 Red-Bed, and Arta-84 Nukhul, one injector well HE-5inj and one exploration well NWG-5C-1. We are drilling an average of 2 wells per month and we are drilling up our firm 2023 work program faster and at less cost.

The HE-4 development well was drilled to a total depth of 1,850 meters in the Bakr sand formation, reaching its primary objective of penetrating oil-bearing sands in the ASL-B formation. The well spudded on April 2, 2023 and reached TD on April 9, 2023. Open hole log evaluation indicated 8.5 meters of net pay across 3 sand zones in the ASL- B including a new sand formation not seen in offset wells to the north. The well was perforated from 1,590-1,594 meters in the lowermost sand and was put on production on April 19th , 2023. Current production is approximately 464 Bopd (field estimate) at 8% water cut.

The HE-5inj well achieved primary its objective by drilling the same producing reservoir as in HE-1X and/or HE-2X. The well spudded on April 16, 2023 and the rig was released on May 4, 2023. The recorded pressure data indicates the reservoir pressure in the well is depleted from the original pressure which gave an indication of the communication with the current producing wells. The well is completed as a water injector to support the producing reservoir at HE-1X and or HE-2X.

.

The HE-3 development well was proposed as vertical development well to produce from the ASL-B2 sand as the primary target. The well spudded on May 10, 2023 and reached TD on May 17, 2023 at depth of 1,675 m MD within Safra-sand. Open hole log evaluation indicated 3.0 meters of net pay across the ASL-B1 and ASL-B2 reservoirs. The well was perforated in both ASL-B2 sand units from 1,549 to 1,551 and 1,566.5 to 1,569.5 meters MD and was put on production. Current production is approximately 238 Bopd (field estimate) at 10% water cut.

The Arta-82 development well was spudded on May 25, 2023 and achieved its primary objective of the Red-Bed reservoir in a favorable position as per the prognosis. The well encountered total of 42 feet of net pay. Current production is approximately 134 Bopd (field estimate) at 30% water cut.

The Arta-84 development well was spudded on June 6, 2023 and achieved its primary objective of the Nukhul reservoir. The well encountered total of 34 feet of net pay in the Nukhul/Nukhul Marker reservoir. The well was cased and perforated from 3,462 – 3,495 ft. The reservoir requires a frac to produce and this is scheduled during the current frac campaign of 4 wells.

The NWG-5C1 exploration well was spudded on June 16, 2023 targeting the Nukhul Reservoir. The well reached TD in the Thebes formation on June 20, 2023. The mud log did not record any gas or oil shows in the Nukhul. No net pay was calculated on the petrophysical analysis of the Nukhul /Nukhul Marker reservoir. Based on this information, the Company recommended to abandon the NWG-5C1 wellbore.

The SGZ-6X well in the South Ghazalat concession in the Western Desert was recompleted in the Upper Bahariya zone. After re-entry, recompletion and re-perforation, in May 2023 the well only produced water with trace oil and gas. Production was suspended and the well secured while TransGlobe evaluate how to further appraise the concession. A forward work program is required to retain this acreage in the Western Desert.

In Canada, early in 2023, two wells, the 1Q100/04-10-29-03W5 and the 4-19-29-3W5, were tied in. Both wells are now online and producing.

The 2023 drilling campaign commenced in January 2023 with the drilling of 12-12-30-4W5, spud on January 28, 2023. The well was drilled to a total depth of 6,713 meters. The second well of the program, 16-30-29-3W5, was spud on February 22, 2023, and drilled to a total depth of 4,403 meters. The 2 wells were completed between late March and early April and tied in and equipped in April and early May. 12-12-30-4W5 was put online in late April, and 16-30-29-3W5 was put online in early May with cycle times that were significantly less than historical cycle times. The wells flowed in the months of May and June. In early July, the pump and rods were run on both wells. Both wells continue to produce and are exceeding expectations.

TransGlobe Acquistion – On October 13, 2022, VAALCO and AcquireCo completed the business combination with TransGlobe. At the effective time of the Arrangement and pursuant to the Arrangement Agreement, each common share of TransGlobe issued and outstanding immediately prior to the effective time of the Arrangement was converted into the right to receive 0.6727 of a share of VAALCO common stock. The total number of VAALCO shares issued to TransGlobe’s shareholders was approximately 49.3 million. In addition, we incurred $14.6 million of transaction costs associated with the acquisition agreement. Please refer to Note 3 to our Financial Statements for additional information regarding the Arrangement.

Dividend Policy – On February 14, 2023, our board of directors increased our quarterly cash dividend policy to an expected $0.0625 per common share per quarter. On May 9, 2023, the Company's board of directors declared a quarterly cash dividend of $0.0625 per common share, which was paid on June 23, 2023 to stockholders of record at the close of business on May 24, 2023. On August 9, 2023, the Company's board of directors declared a quarterly cash dividend of $0.0625 per common share to be paid on September 22, 2023 to stockholders of record at the close of business on August 25, 2023.

Payment of future dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including current financial condition, the tax impact of repatriating cash, operating results and current and anticipated cash needs.

Share Buyback Program – On November 1, 2022, we announced that our board of directors formally ratified and approved the share buyback program that was announced on August 8, 2022 in conjunction with our business combination with TransGlobe. The board of directors also directed management to implement the 10b5-1 Plan to facilitate share purchases through open market purchases, privately-negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Exchange Act. The 10b5-1 Plan provides for an aggregate purchase of currently outstanding common stock up to $30 million over up to 20 months. Payment for shares repurchased under the share buyback program will be funded using our cash on hand and cash flow from operations. As of June 30, 2023, approximately $17.5  million remained available for repurchase under current authorizations.

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

Commodity Prices – Historically, the markets for oil, natural gas and NGLs have been volatile. Oil, natural gas and NGLs prices are subject to wide fluctuations in supply and demand. Our cash flows from operations may be adversely impacted by volatility in crude oil and natural gas prices, a decrease in demand for crude oil, natural gas or NGLs and future production cuts by OPEC+. On October 5, 2022, the Organization of the Petroleum Exporting Countries, Russia and other allied producing countries (collectively, "OPEC+") announced plans to reduce overall oil production by 2 MMBbls per day starting November 2022 through December 2023. On April 3, 2023, OPEC+ reaffirmed this reduction and announced additional voluntary reductions totaling 1.2 MMBbls per day through December 2023 by various members in addition to the 500 MBbls per day voluntary reduction already announced by Russia in February 2023. Included in the 1.2 MMBbls per day reduction was a voluntary reduction by the Gabonese government of 8 MBbls per day. On June 5, 2023, OPEC meeting Saudia Arabia agreed to an additional 1 MMBbls per day for July 2023 but could be extended. In addition, members of OPEC+ agreed to extend the group's existing supply cuts of 3.7 MMBbls per day for another year (December 2024). The Company has not received any mandate to reduce its current oil production from the Etame Marin block as a result of the OPEC+ initiatives.

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

COVID-19 Pandemic – On May 5, 2023, the head of the UN World Health Organization (WHO) declared “with great hope” an end to COVID-19 as a public health emergency, stressing that it does not mean the disease is no longer a global threat.

Hedging

We seek to mitigate the impact of volatility in crude oil prices through hedging. See the table below for the unexpired contracts entered into prior to June 30, 2023:

Settlement Period	Type of Contract	Index	Average Monthly Volumes	Weighted Average Put Price	Weighted Average Call Price
			(Bbls)	(per Bbl)	(per Bbl)
July 2023 - September 2023	Collars	Dated Brent	95,000	$65.00	$96.00

Pursuant to the Facility entered into in May 2022, we are required to hedge a portion of our anticipated oil production at the time that we draw down on the Facility.

Subsequent Event

On July 13, 2023, we entered into additional derivatives contracts for the fourth quarter of 2023. The details are in the chart below:

Settlement Period	Type of Contract	Index	Average Monthly Volumes	Weighted Average Put Price	Weighted Average Call Price
			(Bbls)	(per Bbl)	(per Bbl)
October 2023 - December 2023	Collars	Dated Brent	85,000	$65.00	$90.00

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies subsequent to December 31, 2022.

NEW ACCOUNTING STANDARDS

See Note 2 to the Financial Statements.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

Net income for the three months ended June 30, 2023 was $6.8 million compared to net income of $15.1 million for the same period of 2022. See discussion below for changes in revenue and expense.

Crude oil, natural gas and NGL revenues decreased  $1.7 million, or approximately 2%, to $109.2 million during the three months ended June 30, 2023 from $ 111.0  million for the same period in the prior year. The revenue decrease is attributable to significantly higher realized sales prices during the prior period, which was partially offset by higher volumes sold in Gabon and the addition of the Egypt and Canada segments acquired in the Arrangement with TransGlobe.

	Three Months Ended June 30,
	2023	2022	Increase/(Decrease)
	(in thousands except per bbl information)
Net crude oil sales volume (MBbls)	1,803	958	845
Average crude oil sales price (per Bbl)	$59.37	$113.38	$(54.01)

Net crude oil, natural gas, and NGLs revenue	$109,240	$110,985	$(1,745)

Operating costs and expenses:
Production expense	38,604	25,475	13,129
FPSO demobilization	5,647	—	5,647
Exploration expense	57	67	(10)
Depreciation, depletion and amortization	38,003	8,191	29,812
General and administrative expense	5,395	3,534	1,861
Credit losses and other	680	571	109
Total operating costs and expenses	88,386	37,838	50,548
Other operating expense, net	(303)	-	(303)
Operating income	$20,551	$73,147	$(52,596)

The revenue changes in the three months ended June 30, 2023 compared to the same period in  2022 identified as related to changes in price or volume, are shown in the table below:

(in thousands)
Price	$(97,362)
Volume	95,772
Other	(155)
$(1,745)
(1)	The price in the table above excludes revenues attributed to carried interests

The table below shows net production, sales volumes and realized prices for both periods.

	Three Months Ended June 30,
	2023	2022
Net crude oil production (MBbls)	1,791	838
Net crude oil sales (MBbls)	1,803	958

Average realized crude oil price ($/Bbl)	$59.37	$113.38
Average Dated Brent spot price* ($/Bbl)	77.99	113.84

*Average of daily Dated Brent spot prices posted on the U.S. Energy Information Administration website.

Crude oil, natural gas and NGL revenues decreased  $1.7 million, or approximately 2%, during the three months ended June 30, 2023 compared to the same period of 2022.

Gabon

Crude oil sales in Gabon are a function of the number and size of crude oil liftings in each year and thus crude oil sales do not always coincide with volumes produced in any given year. The Company’s Gabon segment contributed $ 77.9  million of revenue to the Company’s total revenue during the three months ended June 30, 2023. This compares to the $ 111.0  million of revenue contributed by the Segment during the three months ended June 30, 2022. The total barrels lifted in Gabon for the three months ended June 30 was slightly higher than the three months ended June  2022, mainly due to the additional production from the completed 2021/2022 drilling campaign. This was more than offset by the Gabon per barrel price received during the three months ended June 30, 2023 which was $35.14 less than the price received in 2022. Our share of crude oil inventory, excluding royalty barrels, was approximately 227,556 and 45,794 barrels at June 30, 2023 and 2022, respectively.

Egypt

Crude oil sales in Egypt are either sold to a third party via a cargo lifting or sold directly to the government, EGPC. During the three months ended June 30, 2023, all the oil sold in Egypt was through direct sales to EGPC. The Company’s Egypt segment contribute d $21.3  million of revenue to the Company’s total revenue for the quarter. At the end of the quarter, the Company’s Egypt segment had approximately 206,136 barrels at June 30, 2023 in oil inventory. Since the Company acquired its Egyptian segment in the fourth quarter of 2022, there are no comparable revenues for the three months ended June 30, 2022.

Canada

Crude oil sales in Canada are normally sold through pipelines to a third party. The Company’s Canadian segment contributed $ 10.0  million of revenue to the Company’s total revenue for the quarter. Since the Company acquired its Canadian segment in the fourth quarter of 2022, there are no comparable revenues for the three months ended June 30, 2022.

Production expenses increased $13.1 million, or approximately 52%, for the three months ended June 30, 2023 to $38.6 million from $25.5  million for the same period in the prior year. The increase in production expense was primarily driven by increased production and costs associated with the TransGlobe combination as well as higher Gabon costs due to the completed 2021/2022 drilling campaign. VAALCO has seen inflationary pressure on personnel and contractor costs. On a per barrel basis, production expense, excluding workover expense and stock compensation expense, for the three months ended June 30, 2023 decreased to $ 21.51 per ba rrel from $26.58 per barrel for the three months ended June 30, 2022 primarily as a result of higher sales volumes for the current period. For both the three months ended June 30, 2023 and 2022, respectively, we have not experienced any material operational disruptions associated with the current worldwide COVID-19 pandemic. For the three months ended June 30, 2023 the costs associated with proactive measures related to COVID were not material. For the three months ended June 30, 2022, we incurred $0.5 million in additional costs related to the proactive measures taken in response to the pandemic.

FPSO Demobilization - Norms Waste Disposal for the three months ended June 30, 2023 was $5.6 million. In the second quarter of 2023, it was determined that there was more waste than anticipated connected to the FPSO from VAALCO's usage. As such, VAALCO incurred an additional $5.6 million in decommissioning fees, which was reported as a separate line item on the income statement. No similar expense was recorded for the three months ended June 30, 2022.

Exploration expense for the three months ended June 30, 2023 and 2022 was not material to our results.

Depreciation, depletion and amortization costs increased $29.8 million, or approximately 364% for the three months ended June 30, 2023 to $38.0 million from $8.2  million for the same period in the prior year. The increase in depreciation, depletion and amortization expense for the three months ended June 30, 2023 compared to thee months ended June 30, 2022, is due to higher depletable costs associated with the FSO, the field reconfiguration capital costs at Etame and the step-up to fair value of the acquired TransGlobe assets. In addition, new wells were brought online in 2023 for both Egypt and Canada, which also increased depreciation, depletion and amortization expense

General and administrative expenses increased $1.9 million, or 53% for the three months ended June 30, 2023 to $5.4 million from $3.5  million for the same period in the prior year. The increase in general and administrative expenses is primarily due to higher corporate G&A associated with TransGlobe salaries and wages expense for the three months ended June 30, 2023 compared to the same period in 2022.

Credit losses and other increased by $0.1 million to $0.7 million for the three months ended June 30, 2023 from $0.6  million for the three months ended June 30, 2022. We adopted Accounting Standards Update 2016-13, Financial Instruments—Credit Losses (“ASU 2016-13”) on January 1, 2023. In connection with the adoption of ASU 2016-13, we established an opening balance sheet adjustment related to a receivable from a state sponsored oil refinery where we delivered oil pursuant to the domestic market needs obligation under the Etame PSC. For the three months ended June 30, 2022, no allowance was established related to this receivable as the state sponsored oil refinery made timely payments of the amounts owed to the Company.

Historically, we reported amounts currently considered as credit loss expense and other as bad debt expense and, prior to the adoption of ASU 2016-13, bad debt expense mainly related to our VAT balances under the Etame PSC. When we are invoiced by a vendor an amount is added for VAT (a cost plus VAT amount) and we pay the vendor invoice. Since we are an oil and gas company, we are exempt from VAT and therefore request reimbursement from the State of Gabon for VAT for amounts we have paid. Due to the late reimbursement nature of the VAT receivable by the State of Gabon, the Company established an allowance against the receivable. The allowance related to the VAT receivable was $8.4 million on December 31, 2022. For the three months ended June 30, 2023 we added $0.5 million to the allowance account for the current quarter's activity. We are now reporting under the condensed consolidated income statement line item “Credit losses and other” the activity related to financial assets under ASC 2016-13 and activity regarding other allowance accounts. For more information on credit losses and other allowances, see Note 1 to the Financial Statements.

Other operating expense, net for each of the three months ended June 30, 2023 and  2022 was not material to our results.

Derivative instruments gain (loss), net is attributable to our swaps and collars as discussed in Note 8 to the Financial Statements. Derivative gain (loss) decreased by $9.6 million, or approximately 100% to an immaterial gain for the three months ended June 30, 2023 from a loss of  $9.6 million during the same period in the prior year. Derivative gains (losses) for the three months ended June 30, 2022 are a result of the increase in the price of Dated Brent crude oil over the initial strike price per barrel of the option over the three months ended June 30, 2022. Our derivative instruments currently cover a portion of our production through December 2023.

Interest expense, net was $1.7 million for the three months ended June 30, 2023 compared to an expense of  $0.1  million during the same period in 2022. The increase of net interest expense for the three months ended June 30, 2023, primarily results from our finance lease relating to the FSO, but also includes commitments fees incurred on the Facility, amortization of debt issue costs related to the Facility and interest associated with our other finance leases partially offset by interest income.

Other (expense) income decreased by $1.6 million to expense of $0.5 million for the three months ended June 30, 2023 from an expense of $2.1  million for the three months ended June 30, 2022 . Other (expense) income, net normally consists of foreign currency gains and losses as discussed in Note 1 to the F inancial Statements. Foreign currency losses are the primary driver for the activity during the three months ended June 30, 2022 along with $1.2 million of transactions costs associated with the Arrangement with TransGlobe.

Income tax expense (benefit) for the three months ended June 30, 2023 was an expense of $ 11.6  million. This is comprised of current tax expense of $ 12.4  million and $ (0.8)  million of deferred tax benefit. Income tax expense (benefit) for the three months ended June 30, 2022 was an expense of $ 46.3  million. This is comprised of current tax expense of $ 20.4  million and $ 25.9  million of deferred tax expense.

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

Net income for the six months ended June 30, 2023 was $10.2 million compared to net income of $27.3 million for the same period of 2022. See discussion below for changes in revenue and expense.

Crude oil, natural gas and NGLs revenues increased $10.0 million, or approximately 6%, to $189.6 million during the six months ended June 30, 2023 from $179.6 million for the same period in the prior year. The revenue increase is attributable to higher volumes sold in Gabon and the addition of the Egypt and Canada segments acquired in the Arrangement with TransGlobe, partially offset by lower realized sales prices.

	Six Months Ended June 30,
	2023	2022	Increase/(Decrease)
	(in thousands except per Boe information)
Net crude oil, natural gas, and NGLs sales volume (MBoe)	3,027	1,574	1,453
Average crude oil, natural gas and NGLs sales price (per Boe)	$61.92	$111.92	$(50.00)

Net crude oil, natural gas, and NGLs revenue	$189,643	$179,641	$10,002

Operating costs and expenses:
Production expense	66,804	43,835	22,969
FPSO demobilization - Norms waste disposal	5,647	—	5,647
Exploration expense	65	194	(129)
Depreciation, depletion and amortization	62,420	12,864	49,556
General and administrative expense	10,619	8,528	2,091
Credit losses and other	1,615	1,063	552
Total operating costs and expenses	147,170	66,484	80,686
Other operating expense, net	(303)	(5)	(298)
Operating income	$42,170	$113,152	$(70,982)

The revenue changes in the six months ended June 30, 2023 compared to the same period in 2022 identified as related to changes in price or volume, are shown in the table below:

(in thousands)
Price	$(151,340)
Volume	162,609
Other	(1,267)
$10,002
(1)	The price in the table above excludes revenues attributed to carried interests

The table below shows net production, sales volumes and realized prices for both periods.

	Six Months Ended June 30,
	2023	2022
Net crude oil, natural gas and NGLs production (MBoe)	3,438	1,563
Net crude oil, natural gas and NGLs sales (MBoe)	3,027	1,574

Average realized crude oil, natural gas and NGLs price ($/Boe)	$61.92	$111.92
Average Dated Brent spot price* ($/Bbl)	$79.58	$107.59

*Average of daily Dated Brent spot prices posted on the U.S. Energy Information Administration website.

Crude oil, natural gas and NGL revenues increased $10.0 million, or approximately 6%, during the six months ended June 30, 2023 compared to the same period of 2022.

Gabon

Crude oil sales in Gabon are a function of the number and size of crude oil liftings in each year and thus crude oil sales do not always coincide with volumes produced in any given year. The Company’s Gabon segment contributed $114.7  million of revenue to the Company’s total revenue during the six months ended June 30, 2023. This compares to the $179.6  million of revenue contributed by the Segment during the six months ended June 30, 2022. The total barrels lifted in Gabon for the six months ended June 30 was less than the barrels lifted during the same period in 2022, mainly due to the timing of liftings. In addition, the Gabon per barrel price received during the six months ended June 30, 2023 was $33.14 less than the price received in 2022. Our share of crude oil inventory, excluding royalty barrels, was approximately 227,566 and 45,794 barrels at June 30, 2023 and 2022, respectively.

Egypt

Crude oil sales in Egypt are either sold to a third party via a cargo lifting or sold directly to the government, EGPC. During the six months ended June 30, 2023, the oil sold in Egypt was through third party sales to Mercuria Energy during the first quarter, and through direct sales to EGPC during the second quarter. The Company’s Egypt segment contributed $56.0  million of revenue to the Company’s total revenue for the six months ended June 30, 2023. At the end of the quarter, the Company’s Egypt segment had approximately 206,136 barrels at June 30, 2023 in oil inventory. Since the Company acquired its Egyptian segment in the fourth quarter of 2022, there are no comparable revenues for the six months ended June 30, 2022.

Canada

Crude oil sales in Canada are normally sold through pipelines to a third party. The Company’s Canadian segment contributed $18.9  million of revenue to the Company’s total revenue for the six months ended June 30, 2023. Since the Company acquired its Canadian segment in the fourth quarter of 2022, there are no comparable revenues for the six months ended June 30, 2022.

Production expenses increased $23.0 million, or approximately 52%, for the six months ended June 30, 2023 to $66.8 million from $43.8 million for the same period in the prior year. The increase in production expense was primarily driven by increased production and costs associated with the TransGlobe combination as well as higher Gabon costs due to the added production from the now completed 2021/2022 drilling campaign. VAALCO has seen inflationary pressure on personnel and contractor costs. On a per barrel basis, production expense, excluding workover expense and stock compensation expense, for the six months ended June 30, 2023 decreased to $22.48 per barrel from $27.85 per barrel for the six months ended June 30, 2022 primarily as a result of higher sales volumes. For the six months ended June 30, 2023, we have not experienced any material operational disruptions associated with the current worldwide COVID-19 pandemic. For the six months ended June 30, 2023 the costs associated with proactive measures related to COVID were not material. For the six months ended June 30, 2022, we incurred $1.4 million in higher costs related to the proactive measures taken in response to the pandemic.

FPSO Demobilization - Norms Waste Disposal for the six months ended June 30, 2023 was $5.6 million. In the second quarter of 2023, it was determined that there was more waste than anticipated connected to the FPSO from VAALCO's usage. As such, VAALCO incurred an additional $5.6 million in decommissioning fees, which was reported as a separate line item on the income statement. No similar expense was recorded for the six months ended June 30, 2022.

Exploration expense for the six months ended June 30, 2023 and 2022 was not material to our results.

Depreciation, depletion and amortization costs increased $49.6 million, or approximately 385% for the six months ended June 30, 2023 to $62.4 million from $12.9 million for the same period in the prior year. The increase in depreciation, depletion and amortization expense for the six months ended June 30, 2023 compared to six months ended June 30, 2022, is due to higher depletable costs associated with the FSO, the field reconfiguration capital costs at Etame and the step-up to fair value of the TransGlobe assets. In addition, new wells were brought online in 2023 for both Egypt and Canada, which also increased depreciation, depletion and amortization expense

General and administrative expenses increased $2.1 million, or 25%, for the six months ended June 30, 2023 to $10.6 million from $8.5 million for the same period in the prior year. The increase in general and administrative expenses is primarily due to payroll expenses associated with TransGlobe's corporate segment for the six months ended June 30, 2023 compared to the same period in 2022.

Credit losses and other increased by $0.6 to $1.6 million for the six months ended June 30, 2023 from $1.1 million for the six months ended June 30, 2022. We adopted Accounting Standards Update 2016-13, Financial Instruments—Credit Losses (“ASU 2016-13”) on January 1, 2023. In connection with the adoption of ASU 2016-13, we established an opening balance sheet adjustment related to a receivable from a state sponsored oil refinery where we delivered oil pursuant to the domestic market needs obligation under the Etame PSC. During the six months ended June 30, 2023, we recognized an additional amount to the credit loss allowance of $0.5 million for crude oil delivered to the refinery during the six months. For the six months ended June 30, 2022, no allowance was established related to this receivable as the state sponsored oil refinery made timely payments of the amounts owed to the Company.

Historically, we reported amounts currently considered as credit loss expense and other as bad debt expense and, prior to the adoption of ASU 2016-13, bad debt expense mainly related to our VAT balances under the Etame PSC. When we are invoiced by a vendor, an amount is added for VAT (a cost plus VAT amount) and we pay the vendor invoice. Since we are an oil and gas company, we are exempt from VAT and therefore request reimbursement from the State of Gabon for VAT for amounts we’ve paid. Due to the late reimbursement nature of the VAT receivable by the State of Gabon, the Company established an allowance against the receivable The allowance related to the VAT receivable was $8.4 million on December 31, 2022. For the six months ended June 30, 2023 we added $1.1 million to the allowance account for the current year's activity. We are now reporting under the condensed consolidated income statement line item “Credit losses and other” the activity related to financial assets under ASC 2016-13 and activity regarding other allowance accounts. For more information on credit losses and other allowances, see Note 1 to the Financial Statements.

Other operating expense, net for each of the six months ended June 30, 2023 and 2022 was not material to our results.

Derivative instruments gain (loss), net is attributable to our swaps and collars as discussed in Note 8 to the Financial Statements. Derivative loss decreased by $41.4 million, or approximately 100% to an immaterial gain for the six months ended June 30, 2023 from a loss of $41.3 million during the same period in the prior year. Derivative gains (losses) for the six months ended June 30, 2022 are a result of the increase in the price of Dated Brent crude oil over the initial strike price per barrel of the option over the six months ended June 30, 2022. During 2022, we changed the type of our derivative instruments from swaps to costless collars. Our derivative instruments currently cover a portion of our production through December 2023.

Interest expense, net was $3.9 million for the six months ended June 30, 2023 compared to an expense of $0.1 million during the same period in 2022. The increase of net interest expense for the six months ended June 30, 2023, primarily results from our finance lease relating to the FSO but also includes commitments fees incurred on the Facility, amortization of debt issue costs related to the Facility and interest associated with our other finance leases partially offset by interest income.

Other (expense) income decreased by $1.1 million to expense of $1.7 million for the six months ended June 30, 2023 from an expense of $2.8 million for the six months ended June 30, 2022. Other (expense) income, net normally consists of foreign currency gains and (losses) as discussed in Note 1 to the Financial Statements. However, the six months ended June 30, 2023, also included $1.4 million expense from a transition period adjustment of the bargain purchase gain related to the Arrangement with TransGlobe as discussed in Note 3 to the Financial Statements. For the six months ended June 30, 2022, foreign currency losses are the primary driver for the activity along with $1.2 million of transactions costs associated with the Arrangement with TransGlobe. There was also $1.5 million in foreign exchange activity for the six months ended June 30, 2022 compared to an immaterial amount for the same period in 2023.

Income tax expense (benefit) for the six months ended June 30, 2023 was an expense of $26.4 million. This is comprised of current tax expense of $24.7  million and $1.7  million of deferred tax expense. Income tax expense (benefit) for the six months ended June 30, 2022 was an expense of $41.6 million. This is comprised of current tax expense of $26.1  million and $15.5  million of deferred tax expense.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

We are exposed to market risk, including the effects of adverse changes in commodity prices, foreign exchange rates and interest rates as described below.

FOREIGN EXCHANGE RISK

Our results of operations and financial condition are affected by currency exchange rates. While crude oil sales are denominated in U.S. dollars, portions of our costs in Gabon are denominated in the local currency (the Central African CFA Franc, or XAF), and our VAT receivable as well as certain liabilities in Gabon are also denominated in XAF. A weakening U.S. dollar will have the effect of increasing costs while a strengthening U.S. dollar will have the effect of reducing costs. For our VAT receivable in Gabon, a strengthening U.S. dollar will have the effect of decreasing the value of this receivable resulting in foreign exchange losses, and vice versa. The Gabon local currency is tied to the Euro. The exchange rate between the Euro and the U.S. dollar has historically fluctuated in response to international political conditions, general economic conditions and other factors beyond our control. As of June 30, 2023, we had net monetary assets of $41.2 million (XAF 24,851.6 million) denominated in XAF. A 10% weakening of the CFA relative to the U.S. dollar would have a $3.7 million reduction in the value of these net assets. For the three and six months ended June 30, 2023, we had expenditures of approximately $12.8 million and $24.5 million, respectively, (net to VAALCO), denominated in XAF.

Related to our Canadian operations, our currency exchange risk relates primarily to certain cash and cash equivalents, accounts receivable, lease obligations and accounts payable and accrued liabilities denominated in Canadian dollars. We estimate that a 10% decrease in the value of the Canadian dollar against the US dollar would increase the value of the net assets for the six months ended June 30, 2023 by approximately $0.7 million. Conversely, a 10% increase in the value of the Canadian dollar against the US dollar would decrease the value of the net assets for the six months ended June 30, 2023 by approximately $0.8 million.

We are also exposed to foreign currency exchange risk on cash balances denominated in Egyptian pounds. Some collections of accounts receivable from the Egyptian Government are received in Egyptian pounds, and while we are generally able to use the Egyptian pounds received on accounts payable denominated in Egyptian pounds, there remains foreign currency exchange risk exposure on Egyptian pound cash balances. Using month-end cash balances converted at month-end foreign exchange rates at June 30, 2023, we estimate that a 10% increase in the value of the Egyptian pound against the US dollar would increase the cash value for the six months ended June 30, 2023 by $0.1 million. Conversely, a 10% decrease in the value of the Egyptian pound against the US dollar would decrease our US dollar cash value for the six months ended June 30, 2023 by $0.1 million.

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

With respect to our crude oil sales in Gabon, the price received is based on Dated Brent prices plus or minus a differential. If crude oil sales were to remain constant at the most recent quarterly sales volumes of 968 MBbls, a $5 per Bbl decrease in crude oil price would be expected to cause a $4.8 million decrease per quarter in revenues and operating income (loss) and a $4.3 million decrease per quarter in net income (loss).

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

With respect to our crude oil and NGL sales in Canada, the prices received is based on NYMEX WTI (west Texas Intermediate) prices plus or minus a differential. Natural gas sales are based on Canadian index price that whose price is based, in part. on the NYMEX Henry Hub Natural Gas futures contracts. If Canadian BOE sales were to remain constant at the most recent quarterly sales volumes of 253 MBbls, a $5 per Bbl decrease in crude oil price would be expected to cause a $1.3 million decrease per quarter in revenues and operating income (loss) and a $1.0 million decrease per quarter in net income (loss).

As of June 30, 2023, we had unexpired derivative instruments outstanding covering approximately 287 MBbls of production through September 30, 2023. In July of 2023, we added derivative contracts covering 255 MBbls of production from October 2023 through December 2023. These instruments were intended to be an economic hedge against declines in crude oil prices; however, they were not designated as hedges for accounting purposes. See Note 8 to the Financial Statements for further discussion.

Interest Rate RISK

Changes in market interest rates affect the amount of interest owed on outstanding balances under our Facility. However, as of June 30, 2023 we had no amounts drawn under the facility. The commitment fees on the undrawn availability under the Facility are not subject to changes in interest rates. Additionally, changes in market interest rates could impact interest costs associated with any future debt issuances.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The evaluation was performed with the participation of senior management, under the supervision of the principal executive officer and principal financial officer. Based on their evaluation as of June 30, 2023, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in control over financial reporting previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Notwithstanding the identified material weaknesses, management, including our principal executive officer and principal financial officer, believes the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with GAAP.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Except for the activities taken related to the remediation of the material weaknesses described above, there have been no changes in our internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sale of Equity Securities

There were no sales of unregistered securities during the quarter ended June 30, 2023 that were not previously reported on a Current Report on Form 8-K.

Issuer Repurchases of Common Stock

On November 1, 2022, we announced that our board of directors formally ratified and approved the share buyback program ("the Plan") that was announced on August 8, 2022 in conjunction with our business combination with TransGlobe. The board of directors also directed management to implement the Plan to facilitate share purchases through open market purchases, privately negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Exchange Act. The Plan provides for an aggregate purchase of currently outstanding common stock up to $30 million over up to 20 months. Payment for shares repurchased under the share buyback program will be funded using our cash on hand and cash flow from operations.

The following table represents details of the various repurchases under the Plan during the quarter ended June 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Amount that May Yet Be Used to Purchase Shares Under the Program
April 1, 2023 - April 30, 2023	303,969	$4.94	303,969	$21,003,245
May 1, 2023 - May 31, 2023	362,843	$4.14	362,843	$19,502,740
June 1, 2023 - June 30, 2023	494,164	$4.05	494,164	$17,504,007
Total	1,160,976		1,160,976

See Note 14 to the Financial Statements for further discussion.

Subsequent to June 30, 2023 and through August 4, 2023, the following table represents the details of various repurchases under the Plan:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Amount that May Yet Be Used to Purchase Shares Under the Program
July 1, 2023 - July 31, 2023	505,720	$3.96	505,720	$15,504,180
August 1, 2023 - August 4, 2023	98,411	$4.29	98,411	$15,082,133
Total	604,131		604,131

 ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act)

ITEM 6. EXHIBITS

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

Dated: August 9, 2023