Form 10-Q
period 2023-09-30
VAALCO ENERGY INC /DE/
filed 2023-11-08
CIK 894627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 3, 2023, there were outstanding 105,158,757 shares of common stock, $0.10 par value per share, of the registrant.

VAALCO ENERGY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	As of September 30, 2023	As of December 31, 2022
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$103,353	$37,205
Restricted cash	111	222
Receivables:
Trade, net	22,788	52,147
Accounts with joint venture owners, net of allowance for credit losses of $0.6 and $0.3 million, respectively	1,635	15,830
Foreign income taxes receivable	—	2,769
Other, net of allowance for credit losses of $3.5 and $0.0 million, respectively	64,826	68,519
Crude oil inventory	9,287	3,335
Prepayments and other	16,115	20,070
Total current assets	218,115	200,097

Crude oil and natural gas properties, equipment and other - successful efforts method, net	467,877	495,272
Other noncurrent assets:
Restricted cash	1,787	1,763
Value added tax and other receivables, net of allowance of $9.9 million and $8.4 million, respectively	9,462	7,150
Right of use operating lease assets	3,510	2,777
Right of use finance lease assets	87,971	90,698
Deferred tax assets	31,222	35,432
Abandonment funding	6,268	20,586
Other long-term assets	1,616	1,866
Total assets	$827,828	$855,641
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$43,924	$59,886
Accounts with joint venture owners	1,151	—
Accrued liabilities and other	76,470	91,392
Operating lease liabilities - current portion	3,539	2,314
Finance lease liabilities - current portion	7,810	7,811
Foreign income taxes payable	33,256	—
Current liabilities - discontinued operations	673	687
Total current liabilities	166,823	162,090
Asset retirement obligations	45,201	41,695
Operating lease liabilities - net of current portion	82	686
Finance lease liabilities - net of current portion	77,862	78,248
Deferred tax liabilities	76,120	81,223
Other long-term liabilities	17,369	25,594
Total liabilities	383,457	389,536
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, $25 par value; 500,000 shares authorized, none issued	—	—
Common stock, $0.10 par value; 160,000,000 shares authorized, 121,341,251 and 119,482,680 shares issued, 105,714,499 and 107,852,857 shares outstanding, respectively	12,134	11,948
Additional paid-in capital	356,424	353,606
Accumulated other comprehensive income	844	1,179
Less treasury stock, 15,626,752 and 11,629,823 shares, respectively, at cost	(65,145)	(47,652)
Retained earnings	140,114	147,024
Total shareholders' equity	444,371	466,105
Total liabilities and shareholders' equity	$827,828	$855,641

See notes to condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except per share amounts)
Revenues:
Crude oil, natural gas and natural gas liquids sales	$116,269	$78,097	$305,912	$257,738
Operating costs and expenses:
Production expense	39,956	23,312	106,760	67,147
FPSO Demobilization	—	8,867	5,647	8,867
Exploration expense	1,194	56	1,259	250
Depreciation, depletion and amortization	32,538	8,963	94,958	21,827
General and administrative expense	6,216	1,979	16,835	10,507
Credit losses and other	822	1,020	2,437	2,083
Total operating costs and expenses	80,726	44,197	227,896	110,681
Other operating income (expense), net	5	—	(298)	(5)
Operating income	35,548	33,900	77,718	147,052
Other income (expense):
Derivative instruments gain (loss), net	(2,320)	3,778	(2,268)	(37,522)
Interest expense, net	(1,426)	(234)	(5,375)	(355)
Other income (expense), net	183	(7,707)	(1,494)	(10,514)
Total other expense, net	(3,563)	(4,163)	(9,137)	(48,391)
Income from continuing operations before income taxes	31,985	29,737	68,581	98,661
Income tax expense (benefit)	25,844	22,843	52,203	64,467
Income from continuing operations	6,141	6,894	16,378	34,194
Loss from discontinued operations, net of tax	—	(26)	(15)	(58)
Net income	$6,141	$6,868	$16,363	$34,136
Other comprehensive income (loss)
Currency translation adjustments	(2,216)	—	(335)	—
Comprehensive income	$3,925	$6,868	$16,028	$34,136

Basic net income per share:
Income from continuing operations	$0.06	$0.12	$0.15	$0.57
Loss from discontinued operations, net of tax	—	—	—	—
Net income per share	$0.06	$0.12	$0.15	$0.57
Basic weighted average shares outstanding	106,289	59,068	106,876	58,900
Diluted net income per share:
Income from continuing operations	$0.06	$0.11	$0.15	$0.57
Loss from discontinued operations, net of tax	—	—	—	—
Net income per share	$0.06	$0.11	$0.15	$0.57
Diluted weighted average shares outstanding	106,433	59,450	107,072	59,335

See notes to condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Common Shares Issued	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total
	(in thousands)
Balance at January 1, 2023	119,483	(11,630)	$11,948	$353,606	$1,179	$(47,652)	$147,024	$466,105
Shares issued - stock-based compensation	633	(187)	64	210	—	—	—	274
Stock-based compensation expense	—	—	—	683	—	—	—	683
Common shares purchased	—	(981)	—	—	—	(4,517)	—	(4,517)
Treasury stock	—	—	—	—	—	(860)	—	(860)
Dividend distributions	—	—	—	—	—	—	(6,735)	(6,735)
Cumulative effect of adjustment upon adoption of ASU 2016-13 on January 1, 2023	—	—	—	—	—	—	(3,120)	(3,120)
Other comprehensive loss	—	—	—	—	(125)	—	—	(125)
Net income	—	—	—	—	—	—	3,470	3,470
Balance at March 31, 2023	120,116	(12,798)	$12,012	$354,499	$1,054	$(53,029)	$140,639	$455,175
Shares issued - stock-based compensation	1,090	(249)	109	(1)	—	—	—	108
Stock-based compensation expense	—	—	—	708	—	—	—	708
Common shares purchased	—	(1,161)	—	—	—	(5,023)	—	(5,023)
Treasury stock	—	—	—	—	—	(1,003)	—	(1,003)
Dividend distributions	—	—	—	—	—	—	(6,717)	(6,717)
Other comprehensive loss	—	—	—	—	2,006	—	—	2,006
Net income	—	—	—	—	—	—	6,752	6,752
Balance at June 30, 2023	121,206	(14,208)	$12,121	$355,206	$3,060	$(59,055)	$140,674	$452,006
Shares issued - stock-based compensation	135	(16)	13	198	—	—	—	211
Stock-based compensation expense	—	—	—	1,020	—	—	—	1,020
Common Shares Purchased	—	(1,403)	—	—	—	(6,026)	—	(6,026)
Treasury stock	—	—	—	—	—	(64)	—	(64)
Dividend Distributions	—	—	—	—	—	—	(6,701)	(6,701)
Other comprehensive income	—	—	—	—	(2,216)	—	—	(2,216)
Net income	—	—	—	—	—	—	6,141	6,141
Balance at September 30, 2023	121,341	(15,627)	$12,134	$356,424	$844	$(65,145)	$140,114	$444,371

	Common Shares Issued	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total
	(in thousands)
Balance at January 1, 2022	69,562	(10,939)	$6,956	$76,700	$—	$(43,847)	$104,488	$144,297
Shares issued - stock-based compensation	300	(64)	30	168	—	—	—	198
Stock-based compensation expense	—	—	—	404	—	—	—	404
Treasury stock	—	—	—	—	—	(387)	—	(387)
Dividend Distributions	—	—	—	—		—	(1,929)	(1,929)
Net income	—	—	—	—	—	—	12,164	12,164
Balance at March 31, 2022	69,862	(11,003)	$6,986	$77,272	$—	$(44,234)	$114,723	$154,747
Shares issued - stock-based compensation	263	(54)	27	31	—	—	—	58
Stock-based compensation expense	—	—	—	616	—	—	—	616
Treasury stock	—	—	—	—	—	(401)	—	(401)
Dividend Distribution							(1,943)	(1,943)
Net income	—	—	—	—	—	—	15,104	15,104
Balance at June 30, 2022	70,125	(11,057)	$7,013	$77,919	$—	$(44,635)	$127,884	$168,181
Shares issued - stock-based compensation	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	581	—	—	—	581
Treasury stock	—	—	—	—	—	—	—	—
Dividend Distribution	—	—	—	—	—	—	(1,944)	(1,944)
Net income	—	—	—	—	—	—	6,868	6,868
Balance at September 30, 2022	70,125	(11,057)	$7,013	$78,500	$—	$(44,635)	$132,808	$173,686

See notes to condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,363	$34,136
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	15	58
Depreciation, depletion and amortization	94,958	21,827
Bargain purchase gain	1,412	—
Exploration Expense	1,194	—
Deferred taxes	(2,305)	39,540
Unrealized foreign exchange loss	932	914
Stock-based compensation	2,332	2,300
Cash settlements paid on exercised stock appreciation rights	(282)	(805)
Derivative instruments (gain) loss, net	2,268	37,522
Cash settlements paid on matured derivative contracts, net	(62)	(42,683)
Cash settlements paid on asset retirement obligations	(4,796)	—
Credit losses and other	2,437	2,083
Other operating loss, net	317	5
Operational expenses associated with equipment and other	2,560	953
Change in operating assets and liabilities:
Trade receivables	29,364	5,683
Accounts with joint venture owners	15,090	(11,118)
Other receivables	694	(2,904)
Crude oil inventory	(5,952)	(2,661)
Prepayments and other	1,198	(1,120)
Value added tax and other receivables	(3,719)	(5,371)
Other long-term assets	2,942	(2,842)
Accounts payable	(10,083)	4,129
Foreign income taxes receivable/payable	36,025	24,928
Accrued liabilities and other	(11,076)	25,182
Net cash provided by (used in) continuing operating activities	171,826	129,756
Net cash used in discontinued operating activities	(15)	(57)
Net cash provided by (used in) operating activities	171,811	129,699
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(77,365)	(103,853)
Net cash provided by (used in) continuing investing activities	(77,365)	(103,853)
Net cash used in discontinued investing activities	—	—
Net cash provided by (used in) investing activities	(77,365)	(103,853)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuances of common stock	593	257
Dividend distribution	(20,153)	(5,816)
Treasury shares	(17,493)	(788)
Deferred financing costs	(83)	(1,535)
Payments of finance lease	(5,246)	(193)
Net cash provided by (used in) in continuing financing activities	(42,382)	(8,075)
Net cash used in discontinued financing activities	—	—
Net cash provided by (used in) in financing activities	(42,382)	(8,075)
Effects of exchange rate changes on cash	(321)	—
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	51,743	17,771
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	59,776	72,314
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$111,519	$90,085

See notes to condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTAL DISCLOSURES (Unaudited)

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$6,622	$401
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment additions incurred but not paid at end of period	$23,820	$39,105
Recognition of right-of-use operating lease assets and liabilities	$2,582	$—
Recognition of right-of-use finance lease assets and liabilities	$3,273	$1,851
Asset retirement obligations	$2,487	$—

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

These unaudited condensed consolidated financial statements (“Financial Statements”) reflect the opinion of management and all adjustments necessary for a fair presentation of results for the interim periods presented. All adjustments are of a normal recurring nature unless disclosed otherwise. Interim period results are not necessarily indicative of results expected for the full year.

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

The following table provides an analysis of the change of the aggregate credit loss allowance and other allowances.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Allowance for credit losses and other
Balance at beginning of period	$(13,519)	$(6,389)	$(8,704)	$(5,741)
Credit loss charges and other, net of receipts	(822)	(1,020)	(2,437)	(2,083)
Cumulative effect of adjustment upon adoption of ASU 2016-13 on January 1, 2023	—	—	(3,120)	—
Foreign currency gain (loss)	238	355	158	770
Balance at end of period	$(14,103)	$(7,054)	$(14,103)	$(7,054)

Prepayments and Other – Included in “Prepayments and other” line item of the Company’s September 30, 2023 condensed consolidated balance sheet are $2.3 million of prepayments related to fixed assets, $4.3 million of prepayments related to royalties in Gabon, $1.0 million in Gabon and corporate prepaid insurance, $1.2 million in short-term employees loans and advances to Gabon employees, $4.0 million in Egyptian advances to contractors, and $3.3 million in other prepaid items.

Fair value of financial instruments

		As of September 30, 2023
	Balance Sheet Line	Level 1	Level 2	Level 3	Total
		(in thousands)
Assets
Derivative asset	Prepayments and other	$—	$—	$—	$—
		$—	$—	$—	$—
Liabilities
SARs liability	Accrued liabilities and other	$—	$239	$—	$239
Derivative liability	Accrued liabilities and other	—	2,162	—	2,162
		$—	$2,401	$—	$2,401

`		As of December 31, 2022
	Balance Sheet Line	Level 1	Level 2	Level 3	Total
		(in thousands)
Assets
Derivative asset	Prepayments and other	$—	$102	$—	$102
		$—	$102	$—	$102
Liabilities
SARs liability	Accrued liabilities and other	$—	$556	$—	$556
		$—	$556	$—	$556

2. NEW ACCOUNTING STANDARDS

Adopted

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

On October 3, 2023 the Company adopted the provisions of ASU 2022-06, “Reference Rate Reform (Topic 848)”: Deferral of the Sunset Date of Topic 848, to extend the expiration date of Topic 848 through December 31, 2024 and ASU 2020-04, which provides optional expedients and exceptions for applying U.S. GAAP to debt contracts, receivables, leases, derivatives, and other contracts impacted by reference rate reform and other transactions affected by the cessation of the LIBOR. The adoption of these provisions changed the LIBOR rate interest rate component under the Company’s RBL Facility to a Secured Overnight Financing Rate (“SOFR”) plus margin and changed the discount rate component under the Company’s RBL Facility from a 6 month LIBOR to a 6 month SOFR rate. Due to the provisions of ASU 2020-04 and 2023-06, the Company accounted for the change as a modification of debt.

3. ACQUISITIONS AND DISPOSITIONS

TransGlobe Merger

In 2022 VAALCO completed the acquisition of TransGlobe during the fourth quarter. Subsequent to the acquisition, during the first quarter of 2023, a bargain purchase gain adjustment was recorded, impacting the deferred tax liability. At September 30, 2023, the purchase accounting for the business combination has been completed. During the three months ended  September 30, 2023 the deferred tax liability in Egypt did not change. During the nine months ended September 30, 2023, the deferred tax liability in Egypt was increased by $1.4 million, respectively, as of the date of the acquisition. This resulted in a decrease to the bargain purchase gain of a corresponding $1.4 million for the nine months ended September 30, 2023, and is reflected in VAALCO's condensed consolidated statements of operations in the line, “Other expense, net.”

The actual impact of the TransGlobe acquisition was an increase to “Crude oil, natural gas and NGLs sales” of $134.0 million and $21.0 million of “Net income” in the condensed consolidated statements of operations and comprehensive income for the nine months ended September 30, 2023. The impact for the three months ended  September 30, 2023 was an increase to “Crude oil, natural gas and NGLs sales” of $59.0 million and $19.3 million of “Net Income” in the condensed consolidated statements of operations and comprehensive income.

The unaudited pro forma results presented below have been prepared to give the effect of the TransGlobe acquisition discussed above on the Company’s results for the three and nine months ended September 30, 2022, as if the acquisition had been consummated on January 1, 2021. The unaudited pro forma results do not purport to represent what the Company’s actual results of operations would have been if the TransGlobe acquisition had been completed on such date or project the Company’s results of operations for any future date or period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022		2022
	(in thousands)		(in thousands)
Pro forma (unaudited):
Crude oil, natural gas and natural gas liquids sales	$137,926	(a)	$442,718	(a)
Operating income	$60,176	(b)	$231,694	(d)
Net income	$32,544	(c)	$105,401	(e)

Basic net income per share:	$0.30		$0.97
Basic weighted average shares outstanding	108,375		108,207

Diluted net income per share:	$0.30		$0.97
Diluted weighted average shares outstanding	108,757		108,642

(a)	The unaudited pro forma net revenues associated with Crude oil, natural gas and natural gas liquids sales have been adjusted for shipping and handling costs based on the Company’s historical policy and revenue recognition is based on the Company’s working interest, less royalties, the entitlement method.
(b)	The unaudited pro forma operating income for the three months ended September 30, 2022 reclassifies depreciation expense, for certain leases identified as operating leases, to production expense and adjusts depreciation, depletion and amortization expense related to the depletable assets and asset retirement obligations acquired in the acquisition based on the purchase price allocation.
(c)	The unaudited pro forma net income for the three months ended September 30, 2022 reclassifies interest expense, for certain leases identified as operating leases, as production expense.
(d)	The unaudited pro forma operating income for the nine months ended September 30, 2022 removes the $26.0 million impairment reversal recorded by TransGlobe in 2022, reclassifies depreciation expense, for certain leases identified as operating leases, to production expense and adjusts depreciation, depletion and amortization expense related to the depletable assets and asset retirement obligations acquired in the acquisition based on the purchase price allocation.
(e)	The unaudited pro forma net income for the nine months ended September 30, 2022 reclassifies interest expense, for certain leases identified as operating leases, as production expense.

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

Segment activity of continuing operations for the three and nine months ended September 30, 2023 and 2022 as well as long-lived assets and segment assets at September 30, 2023 and December 31, 2022 are as follows:

	Three Months Ended September 30, 2023
(in thousands)	Gabon	Egypt	Canada	Equatorial Guinea	Corporate and Other	Total
Revenues:
Crude oil, natural gas and natural gas liquids sales	$57,275	$50,307	$8,687	$—	$—	$116,269
Operating costs and expenses:
Production expense	20,731	16,040	2,627	259	299	39,956
FPSO Demobilization	—	—	—	—	—	—
Exploration expense	—	1,194	—	—	—	1,194
Depreciation, depletion and amortization	14,583	12,967	4,948	—	40	32,538
General and administrative expense	348	54	—	94	5,720	6,216
Credit losses and other	684	—	—	138	—	822
Total operating costs and expenses	36,346	30,255	7,575	491	6,059	80,726
Other operating income (expense), net	5	—	—	—	—	5
Operating income	20,934	20,052	1,112	(491)	(6,059)	35,548
Other income (expense):
Derivative instruments loss, net	—	—	—	—	(2,320)	(2,320)
Interest (expense) income, net	(1,371)	(270)	—	—	215	(1,426)
Other (expense) income, net	111	—	—	(3)	75	183
Total other expense, net	(1,260)	(270)	—	(3)	(2,030)	(3,563)
Income (loss) from continuing operations before income taxes	19,674	19,782	1,112	(494)	(8,089)	31,985
Income tax (benefit) expense	13,173	888	—	—	11,783	25,844
Income (loss) from continuing operations	6,501	18,894	1,112	(494)	(19,872)	6,141
Loss from discontinued operations, net of tax	—	—	—	—	—	—
Net income (loss)	$6,501	$18,894	$1,112	$(494)	$(19,872)	$6,141
Consolidated capital expenditures	$10,109	$11,987	$3,870	$—	$—	$25,966

	Nine Months Ended September 30, 2023
(in thousands)	Gabon	Egypt	Canada	Equatorial Guinea	Corporate and Other	Total
Revenues:
Crude oil, natural gas and natural gas liquids sales	$171,936	$106,399	$27,577	$—	$—	$305,912
Operating costs and expenses:
Production expense	59,077	38,239	8,136	1,007	301	106,760
FPSO Demobilization	5,647	—	—	—	—	5,647
Exploration expense	51	1,208	—	—	—	1,259
Depreciation, depletion and amortization	43,885	37,519	13,406	—	148	94,958
General and administrative expense	1,284	435	—	310	14,806	16,835
Credit losses and other	2,137	—	—	300	—	2,437
Total operating costs and expenses	112,081	77,401	21,542	1,617	15,255	227,896
Other operating income, net	(57)	(241)	—	—	—	(298)
Operating income (loss)	59,798	28,757	6,035	(1,617)	(15,255)	77,718
Other income (expense):
Derivative instruments gain, net	—	—	—	—	(2,268)	(2,268)
Interest (expense) income, net	(4,254)	(1,581)	(4)	—	464	(5,375)
Other income (expense), net	9	—	1	(4)	(1,500)	(1,494)
Total other expense, net	(4,245)	(1,581)	(3)	(4)	(3,304)	(9,137)
Income (loss) from continuing operations before income taxes	55,553	27,176	6,032	(1,621)	(18,559)	68,581
Income tax expense (benefit)	36,002	10,141	—	—	6,060	52,203
Income (loss) from continuing operations	19,551	17,035	6,032	(1,621)	(24,619)	16,378
Loss from discontinued operations, net of tax	—	—	—	—	(15)	(15)
Net income (loss)	$19,551	$17,035	$6,032	$(1,621)	$(24,634)	$16,363
Consolidated capital expenditures	$15,173	$32,084	$16,008	$—	$36	$63,301

	Three Months Ended September 30, 2022
(in thousands)	Gabon	Equatorial Guinea	Corporate and Other	Total
Revenues:
Crude oil and natural gas sales	$78,097	$—	$—	$78,097
Operating costs and expenses:
Production expense	22,828	484	—	23,312
FPSO demobilization	8,867	—	—	8,867
Exploration expense	56	—	—	56
Depreciation, depletion and amortization	8,940	—	23	8,963
General and administrative expense	915	120	944	1,979
Bad debt expense and other	681	339	—	1,020
Total operating costs and expenses	42,287	943	967	44,197
Other operating income (expense), net	—	—	—	—
Operating income	35,810	(943)	(967)	33,900
Other income (expense):
Derivative instruments loss, net	—	—	3,778	3,778
Interest (expense) income, net	(351)	—	117	(234)
Other (expense) income, net	(1,305)	1	(6,403)	(7,707)
Total other expense, net	(1,656)	1	(2,508)	(4,163)
Income from continuing operations before income taxes	34,154	(942)	(3,475)	29,737
Income tax (benefit) expense	25,415	—	(2,572)	22,843
Income from continuing operations	8,739	(942)	(903)	6,894
Loss from discontinued operations, net of tax	—	—	(26)	(26)
Net income	$8,739	$(942)	$(929)	$6,868
Consolidated capital expenditures	$51,610	$—	$53	$51,663

	Nine Months Ended September 30, 2022
(in thousands)	Gabon	Equatorial Guinea	Corporate and Other	Total
Revenues:
Crude oil and natural gas sales	$257,738	$—	$—	$257,738
Operating costs and expenses:
Production expense	66,269	878	—	67,147
FPSO demobilization	8,867	—	—	8,867
Exploration expense	250	—	—	250
Depreciation, depletion and amortization	21,766	—	61	21,827
General and administrative expense	2,073	329	8,105	10,507
Credit losses and other	1,744	339	—	2,083
Total operating costs and expenses	100,969	1,546	8,166	110,681
Other operating income (expense), net	(5)	—	—	(5)
Operating income	156,764	(1,546)	(8,166)	147,052
Other income (expense):
Derivative instruments loss, net	—	—	(37,522)	(37,522)
Interest (expense) income, net	(515)	—	160	(355)
Other (expense) income, net	(2,799)	(1)	(7,714)	(10,514)
Total other expense, net	(3,314)	(1)	(45,076)	(48,391)
Income from continuing operations before income taxes	153,450	(1,547)	(53,242)	98,661
Income tax (benefit) expense	74,671	1	(10,205)	64,467
Income from continuing operations	78,779	(1,548)	(43,037)	34,194
Loss from discontinued operations, net of tax	—	—	(58)	(58)
Net income	$78,779	$(1,548)	$(43,095)	$34,136
Consolidated capital expenditures	$121,492	$—	$120	$121,612

(in thousands)	Gabon	Egypt	Canada	Equatorial Guinea	Corporate and Other	Total
Long-lived assets from continuing operations:
As of September 30, 2023	$186,966	$163,639	$106,561	$10,000	$711	$467,877
As of December 31, 2022	$213,204	$168,012	$103,263	$10,000	$793	$495,272

(in thousands)	Gabon	Egypt	Canada	Equatorial Guinea	Corporate and Other	Total
Total assets from continuing operations:
As of September 30, 2023	$353,896	$254,673	$112,289	$11,335	$95,635	$827,828
As of December 31, 2022	$395,393	$293,640	$110,071	$10,861	$45,676	$855,641

Information about the Company’s most significant customers

For the three and nine months ended September 30, 2023 sales of crude oil to Glencore made up 100% of Etame revenues. For the three and nine months ended September 30, 2022, sales of crude oil to ExxonMobil Sales and Supply LLC made up 100% of Etame revenues through July 2022. For August and September 2022, sales to Glencore made up 100% of Etame revenues. For the three months ended September 30, 2023, the EGPC and Mercuria split the Company's crude oil sales in Egypt. For the nine months ended  September 30, 2023, Mercuria covered 100% of the Company’s crude oil sales in Egypt in the first quarter; the EGPC covered 100% of sales in the second quarter; and, sales were split between Mercuria and the EGPC in the third quarter. For the three and nine months ended September 30, 2023, revenues in Canada were concentrated in three separate customers. For the nine months ended September 30, 2023, these customers were Plains Midstream (41.9%), AltaGas (18.4%), and PetroGas Energy (28.4%). For the three months ended September 30, 2023, these customers were PetroGas Energy (51.0%), Plains Midstream (19.8%) and AltaGas (17.5%). Concentrations of accounts receivable are similar to the revenue percentages.

5. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is calculated using the average number of shares of common stock outstanding during each period. For the calculation of diluted shares, the Company assumes that restricted stock is outstanding on the date of vesting, and the Company assumes the issuance of shares from the exercise of stock options using the treasury stock method.

A reconciliation of reported net income to net income used in calculating EPS as well as a reconciliation from basic to diluted shares follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Net income (loss) (numerator):
Income (loss) from continuing operations	$6,141	$6,894	$16,378	$34,194
Income from continuing operations attributable to unvested shares	(58)	(75)	(73)	(457)
Numerator for basic	6,083	6,819	16,305	33,737
Loss from continuing operations attributable to unvested shares	(8)	—	(49)	3
Numerator for dilutive	$6,075	$6,819	$16,256	$33,740

Loss from discontinued operations, net of tax	$—	$(26)	$(15)	$(58)
Loss from discontinued operations attributable to unvested shares	—	—	0	1
Numerator for basic	—	(26)	(15)	(57)
(Income) loss from discontinued operations attributable to unvested shares	—	—	(0)	—
Numerator for dilutive	$-	$(26)	$(15)	$(57)

Net income (loss)	$6,141	$6,868	$16,363	$34,136
Net income attributable to unvested shares	(66)	(75)	(122)	(456)
Numerator for basic	6,075	6,793	16,241	33,680
Net (income) loss attributable to unvested shares	(8)	—	(49)	3
Numerator for dilutive	$6,067	$6,793	$16,192	$33,683

Weighted average shares (denominator):
Basic weighted average shares outstanding	106,289	59,068	106,876	58,900
Effect of dilutive securities	144	382	196	435
Diluted weighted average shares outstanding	106,433	59,450	107,072	59,335
Stock options and unvested restricted stock grants excluded from dilutive calculation because they would be anti-dilutive	530	388	336	195

6. REVENUE

Gabon

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues from customer contracts:	(in thousands)
Sales under the COSPA or COSMA	$64,100	$87,661	$194,179	$289,290
Other items reported in revenue not associated with customer contracts:
Carried interest recoupment	1,378	2,360	3,590	5,843
Royalties	(8,203)	(11,924)	(25,833)	(37,395)
Net revenues	$57,275	$78,097	$171,936	$257,738

With respect to the government’s share of Profit Oil, the Etame PSC provides that corporate income tax is satisfied through the payment of Profit Oil. In the consolidated statements of operations and comprehensive income, the government’s share of revenues from Profit Oil is reported in revenues with a corresponding amount reflected in the current provision for income tax expense. Prior to February 1, 2018, the government did not take any of its share of Profit Oil in-kind. These revenues have been included in revenues to customers as the Company entered the contract with the customer to sell the crude oil and was subject to the performance obligations associated with the contract. For the in-kind sales by the government beginning February 1, 2018, these sales are not considered revenues under a customer contract as the Company is not a party to the contracts with the buyers of this crude oil. However, consistent with the reporting of Profit Oil in prior periods, the amount associated with the Profit Oil under the terms of the Etame PSC is reflected as revenue with an offsetting amount reported in current income tax expense. Payments of the income tax expense are reported in the period that the government takes its Profit Oil in-kind, i.e. the period in which it lifts the crude oil. The Company has a $29.2 million foreign income tax payable as of  September 30, 2023 related to Gabon. As of December 31, 2022, the Company had a foreign taxes receivable of $2.8 million, as the Gabonese government lifted more oil-in-kind than what was owed in foreign taxes in December 2022.

Egypt

The following table presents revenues in Egypt from contracts with customers:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023	2023
Revenues from customer contracts:	(in thousands)
Gross sales	$88,748	$193,570
Royalties	(37,944)	(86,176)
Selling costs	(497)	(995)
Net revenues	$50,307	$106,399

Canada

The following table presents revenues in Canada from contracts with customers:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023	2023
Revenues from customer contracts:	(in thousands)
Oil revenue	$7,832	$22,811
Gas revenue	988	2,649
NGL revenue	2,073	6,421
Royalties	(2,206)	(4,304)
Net revenues	$8,687	$27,577

7. CRUDE OIL, NATURAL GAS and NGLs PROPERTIES AND EQUIPMENT

The Company’s crude oil, natural gas and NGLs properties and equipment is comprised of the following:

	As of September 30, 2023	As of December 31, 2022
	(in thousands)
Crude oil, natural gas and NGLs properties and equipment - successful efforts method:
Wells, platforms and other production facilities	$1,463,395	$1,406,888
Work-in-progress	—	—
Undeveloped acreage	54,443	56,251
Equipment and other	44,358	38,796
	1,562,196	1,501,935
Accumulated depreciation, depletion, amortization and impairment	(1,094,319)	(1,006,663)
Net crude oil, natural gas and NGLs properties, equipment and other	$467,877	$495,272

Exploration Expense

The East Arta 54 appraisal well in Egypt was abandoned during the period and subsequently expensed to Exploration Expense. The impact resulted in $1.2 million of expense during the three and nine months ended September 30, 2023.

8. DERIVATIVES AND FAIR VALUE

The Company uses derivative financial instruments from time to time to achieve a more predictable cash flow from crude oil production by reducing the Company’s exposure to price fluctuations. See the table below for the list of outstanding contracts as of September 30, 2023:

Settlement Period	Type of Contract	Index	Average Monthly Volumes	Weighted Average Put Price	Weighted Average Call Price
			(Bbls)	(per Bbl)	(per Bbl)
October 2023 - December 2023	Collars	Dated Brent	85,000	$65.00	$90.00
January 2024 - March 2024	Collars	Dated Brent	85,000	$65.00	$97.00
April 2024 - June 2024	Collars	Dated Brent	65,000	$65.00	$100.00

The following table sets forth the loss on derivative instruments on the Company’s unaudited condensed consolidated statements of operations and comprehensive income:

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Item	Statements of Operations Line	2023	2022	2023	2022
		(in thousands)		(in thousands)
Commodity derivatives	Cash settlements paid on matured derivative contracts, net	$1	$(9,124)	$(62)	$(42,683)
	Unrealized gain (loss)	(2,321)	12,902	(2,206)	5,161
	Derivative instruments gain (loss), net	$(2,320)	$3,778	$(2,268)	$(37,522)

9. CURRENT ACCRUED LIABILITIES AND OTHER

Accrued liabilities and other balances were comprised of the following:

	As of September 30, 2023	As of December 31, 2022
	(in thousands)
Accrued accounts payable invoices	$19,029	$28,360
Gabon DMO, PID and PIH obligations	13,871	10,509
Derivative liability - Collars	2,162	—
Capital expenditures	16,356	26,618
Stock appreciation rights – current portion	266	570
Accrued wages and other compensation	3,540	8,161
ARO Obligation	3,901	306
Egypt modernization payments	9,742	9,933
Excess cost oil payable	3,999	—
Other	3,604	6,935
Total accrued liabilities and other	$76,470	$91,392

10. COMMITMENTS AND CONTINGENCIES

Abandonment funding

Under the terms of the Etame PSC, the Company has a cash funding arrangement for the eventual abandonment of all offshore wells, platforms and facilities on the Etame Marin block. At  September 30, 2023, the balance of the abandonment fund was $10.7 million ($6.3 million, net to VAALCO) on an undiscounted basis. The annual payments will be adjusted based on revisions in the abandonment estimate. This cash funding is reflected under “Other noncurrent assets” in the “Abandonment funding” line item of the unaudited condensed consolidated balance sheets. Future changes to the anticipated abandonment cost estimate could change the asset retirement obligation and the amount of future abandonment funding payments.

In the first quarter of 2023, the Directorate of Hydrocarbons in Gabon approved a $26.6 million ($15.6 million, net to VAALCO) abandonment funding payment associated with the FPSO retirement. The Company received payment of $15.6 million in March 2023. No activity was noted in the abandonment funding account during the second or third quarter of 2023.

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

Pursuant to the addendum, the Company agreed to pay the charterer day rate of $150,000 from August 20, 2022 through October 4, 2022, and other demobilization fees totaling $15.3 million on a gross basis, ($8.9 million net to the Company). The Company relinquished control over the FPSO in the fourth quarter of 2022. VAALCO and the owners of the FPSO are negotiating a final settlement of amounts owed to each other and will settle on the Company’s restricted cash balances associated with the FPSO. In the second quarter of 2023, it was determined that there was more waste than anticipated connected to the FPSO from VAALCO's usage. As such, VAALCO incurred an additional $5.6 million in decommissioning fees, which was reported as a separate line item on the income statement. No additional expense was incurred beyond the initial expense.

During the second quarter of 2023, the Joint Operating Group ("VAALCO, Addax, PetroEnergy and Tullow") were informed by BW Offshore the supplier of the former FPSO that waste disposal of naturally occurring radioactive material was present in the final volumes and tanks on the vessel as is typical. The Joint Operating Group have an obligation to lift and properly dispose of this waste. The Company has provided for an accrual for the collection and disposal of the waste via tank cleaning activities that began in September and will continue in October 2023. The cost is expected to be around $9.6 million gross ($5.6 million net to VAALCO).

Share Buyback Program

On November 1, 2022, the Company announced that the Company’s board of directors formally ratified and approved a share buyback program. The board of directors also directed management to implement a Rule 10b5-1 trading plan (the “10b5-1 Plan”) to facilitate share purchases through open market purchases, privately negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The 10b5-1 Plan provides for an aggregate purchase of currently outstanding common stock up to $30 million over a maximum period of 20 months. Payment for shares repurchased under the share buyback program will be funded using the Company's cash on hand and cash flow from operations. Effective August 16, 2023, there was an amendment to the share repurchase plan allowing VAALCO to repurchase up to $2 million a month through November 2023, but this did not change the total repurchase amount of $30 million.

The following table shows the repurchases of equity securities related to the share repurchase program from July 1, 2023 through September 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Amount that May Yet Be Used to Purchase Shares Under the Program
July 1, 2023 - July 31, 2023	505,720	$3.96	505,720	$15,504,180
August 1, 2023 - August 31, 2023	435,342	$4.61	435,342	$13,505,242
September 1, 2023 - September 30, 2023	462,300	$4.31	462,300	$11,514,870
Total	1,403,362		1,403,362

The following table shows the repurchases of equity securities related to the share repurchase program after September 30, 2023 through  November 3, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Amount that May Yet Be Used to Purchase Shares Under the Program
October 1, 2023 - October 31, 2023	491,869	$4.07	491,869	$9,515,101
November 1, 2023 - November 3, 2023	63,873	$4.48	63,873	$9,229,122
Total	555,742		555,742

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

Merged Concession Agreement

On January 20, 2022, prior to the consummation of the acquisition, TransGlobe announced a fully executed concession agreement "Merged Concession Agreement" with the Egyptian General Petroleum Corporation (“EGPC”) that merged the three existing Eastern Desert concessions with a 15-year primary term and improved economics. In advance of the Minister of Petroleum and Mineral Resources of the Arab Republic of Egypt (the “Minister”) executing the Merged Concession Agreement, TransGlobe paid the first modernization payment of $15.0 million and signature bonus of $1.0 million as part of the condition's precedent to the official signing ceremony on January 19, 2022. On February 1, 2022, TransGlobe paid the second modernization payment of $10.0 million. In accordance with the Merged Concession, the Company agreed to substitute the February 2023 payment and issue a $10.0 million credit against receivables owed to it from EGPC. The Company will make three further annual equalization payments of $10.0 million each beginning February 1, 2024 until February 1, 2026. VAALCO recorded modernization payment liabilities of $27.1 million at September 30, 2023. On the unaudited condensed consolidated balance sheet, $9.7 million of the modernization payment liability was recorded in the line item "Accrued liabilities and other" and $17.4 million was recorded in "Other long-term liabilities".

The Company also has minimum financial work commitments of $50.0 million per each five-year period of the primary development term, commencing on February 1, 2020 (the "Merged Concession Effective Date") for a total of $150 million commencing on the Merged Concession Effective Date"). Through September 30, 2023, all investments have exceeded the five-year minimum $50 million threshold and any excess carries forward to offset against subsequent five-year commitments.

As the Merged Concession Agreement is effective as of February 1, 2020, there will be effective date adjustment owed to the Company for the difference in the historic commercial terms and the revised commercial terms applied against the production since the Merged Concession Effective Date. In accordance with GAAP, the Company has recognized a receivable in connection with the effective date adjustment of $67.5 million as of October 13, 2022, based on historical realized prices. However, the cumulative value to be received because of the effective date adjustment is currently being finalized with the EGPC and could result in a range of outcomes based on the final price per barrel negotiated. As of September 30, 2023, the remaining $50.3 million of the original $67.5 million receivable is recorded on the unaudited condensed consolidated balance sheet in Receivables-Other, net.

Government Related Receivables

Under Article 35 of the Etame PSC, the Company can be required to contribute to meeting the domestic market needs of Gabon by delivering to the Government, or another entity designated by the Government, an amount of its crude oil proportional to the Company’s share of production to the total production in Gabon over the year. In October 2021, the Company was notified by the Government to procure and deliver to Sogara refinery an amount of oil equal to its proportionate share of crude oil to meet the domestic market need in offset of its domestic market obligation in the Etame PSC. In exchange, the Company is entitled, per the Etame PSC, to a fixed selling price for the oil delivered.

In November 2022, a receivable from Sogara became past due and the Company has not received payments. At September 30, 2023, the amount due to the Company from the refinery is $17.9 million. A separate credit loss of $3.5 million has been provided for. The Company is in ongoing discussions with the Ministry of the Economy, Hydrocarbons and the Presidency of Gabon on finding a solution to the realization of the past due balances related to both the receivable from the refinery as well as past due VAT receivable amounts owed to the Company. The Company expects to recover the vast majority owed to it for both the VAT receivable and receivable under the oil supply arrangement, but the terms of recovery have not fully been finalized.

Lease Obligations

The following table describes the future maturities of the Company’s lease liabilities at September 30, 2023:

	Operating Leases	Finance Leases
Year	(in thousands)
2023	$1,257	$3,632
2024	2,464	14,448
2025	32	16,202
2026	—	16,443
2027	—	15,023
Thereafter	—	51,562
	3,753	117,310
Less: imputed interest	132	31,638
Total lease liabilities	$3,621	$85,672

Under the joint operating agreements, other joint venture owners are obligated to fund $49.6 million of the $120.3 million in future lease liabilities.

11. DEBT

As of  September 30, 2023 and December 31, 2022, the Company had no outstanding debt.

RBL Facility

On May 16, 2022, the Borrower entered into the Facility Agreement by and among the Company, VAALCO Gabon, Glencore, the Law Debenture Trust Corporation P.L.C., as security agent, and the Lenders, providing for a senior secured reserve-based revolving credit facility in an aggregate maximum principal amount of up to $50.0 million (the “Initial Total Commitment”). Beginning October 1, 2023 and thereafter on April 1 and October 1 of each year during the term of the Facility, the Initial Total Commitment, as increased by any Additional Commitment, will be reduced by $6.3 million. On October 1, 2023, the amount available to be drawn under the facility was $43.8 million.

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

Each loan under the Facility originally bore an interest at a rate equal to LIBOR plus a margin (the “Applicable Margin”) of (i) 6.00% until the third anniversary of the Facility Agreement or (ii) 6.25% from the third anniversary of the Facility Agreement until the Final Maturity Date (defined below). On October 3, 2023 the Company signed an Amended and Restated Facility Agreement to replace the LIBOR component, in the original Facility Agreement, with a SOFR plus credit adjustment spread rate. The SOFR plus credit adjustment spread rate is intended to approximate the LIBOR component in the original Facility Agreement and the LIBOR component was replaced due to LIBOR being discontinued as a global reference rate.

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

The Facility Agreement contains certain debt covenants, including that, as of the last day of each calendar quarter, (i) the ratio of Consolidated Total Net Debt to EBITDAX (as each term is defined in the Facility Agreement) for the trailing 12 months shall not exceed 3.0x and (ii) consolidated cash and cash equivalents shall not be lower than $10.0 million at any time. As of September 30, 2023, the Company's borrowing base was $50.0 million. The amount the Company can borrow with respect to the borrowing base is subject to compliance with the financial covenants and other provisions of the Facility Agreement. Regarding the requirement, the Company must deliver its annual financial statements to Glencore within 90 days of the end of each fiscal year. The Company delivered the annual financial statements, along with its covenant compliance certificate to Glencore on April 11, 2023. At September 30, 2023, the Company was in compliance with all other debt covenants and had no outstanding borrowings under the facility.

The Facility will mature on the earlier of (i) the fifth anniversary of the date on which all conditions precedent to the first utilization of the Facility have been satisfied and (ii) the Reserve Tail Date (as defined in the Facility Agreement) (the “Final Maturity Date”).

ATB Facility

In connection with the  TransGlobe acquisition in October 2022, and prior to the effective time of the acquisition, TransGlobe repaid in full all outstanding obligations and liabilities owed under TransGlobe’s credit facility with ATB Financial (the "ATB Facility"), representing approximately Canadian $4.1 million. On January 5, 2023, the ATB Facility was formally closed. Termination of the ATB Facility will not affect the Company's $50.0 million senior secured reserve-based revolving credit facility with Glencore.

12. STOCK-BASED COMPENSATION AND OTHER BENEFIT PLANS

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

During the nine months ended September 30, 2023 and 2022, the weighted average assumptions shown below were used to calculate the weighted average grant date fair value of option grants under the Monte Carlo.

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

During the nine months ended September 30, 2023 796,639 restricted shared were granted, 354,080 shares vested, and 22,325 shares were forfeited. As of September 30, 2023, 1,084,671 restricted shares were unvested and outstanding.

13. INCOME TAXES

VAALCO and its domestic subsidiaries file a consolidated U.S. income tax return. Certain foreign subsidiaries also file tax returns in their respective local jurisdictions that include Canada, Egypt, Equatorial Guinea and Gabon.

The foreign taxes payable are attributable to Gabon and Egypt for the nine months ended September 30, 2023 and 2022 in addition to domestic income taxes in the U.S.

Provision for income taxes related to income from continuing operations consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
U.S. Federal:	(in thousands)
Current	$—	$—	$—	$—
Deferred	1,220	461	2,677	(9,408)
Foreign:
Current	26,829	(1,165)	51,530	24,928
Deferred	(2,205)	23,547	(2,004)	48,947
Total	$25,844	$22,843	$52,203	$64,467

The Company’s effective tax rate for the three and nine months ended  September 30, 2023, excluding the impact of discrete items, was 63.85% and 63.57%. For the three and nine months ended September 30, 2022, the effective tax rates were 131.4% and 90.3%. The total tax expense for the three months ended September 30, 2023, includes a discrete amount of $5.4 million primarily related to adjustments made because of changes to oil price (the change in value of the government of Gabon’s allocation of Profit Oil between the time it was produced and the time it was taken in-kind, i.e., oil price adjustment). For the nine months ended  September 30, 2023, the current tax expense of $51.5 million includes a $8.0 million unfavorable oil price adjustment. After excluding that impact, current income taxes were an expense of $43.5 million for the period. For the three months ended September 30, 2022, the current tax benefit of $1.2 million includes an $8.7 million favorable oil price adjustment as a result of the change in value of the government of Gabon's allocation of Profit Oil between the time it was produced and the time it was taken in-kind. After excluding this impact, current income taxes were $7.5 million for the period. For the nine months ended September 30, 2022, the current tax expense of $24.9 million includes a $4.4 million favorable oil price adjustment as a result of the change in value of the government of Gabon’s allocation of Profit Oil between the time it was produced and the time it was taken in-kind. After excluding the impact, current income taxes were $29.3 million for the period.

As of September 30, 2023, the Company had no material uncertain tax positions. The Company’s policy is to recognize potential interest and penalties related to unrecognized tax benefits as a component of income tax expense.

14. OTHER COMPREHENSIVE INCOME

The Company’s other comprehensive income was $(2.2) million for the three months ended  September 30, 2023. The functional currency of TransGlobe Energy's Canadian segment is the Canadian Dollar. All of the Company’s other comprehensive income arises from the currency translation of TransGlobe Energy Canadian segment to USD.

The components of accumulated other comprehensive income are as follows:

Currency Translation Adjustments
(in thousands)
Balance at December 31, 2022	$1,179
Other comprehensive income (loss) before reclassifications	(125)
Balance at March 31, 2023	$1,054
Other comprehensive income (loss) before reclassifications	2,006
Balance at June 30, 2023	$3,060
Other comprehensive income (loss) before reclassifications	(2,216)
Balance at September 30, 2023	$844

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are intended to be covered by the safe harbors created by those laws. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, included in this Quarterly Report that address activities, events or developments that we expect or anticipate may occur in the future, including without limitation, statements regarding our financial position, operating performance and results, reserve quantities and net present values, market prices, business strategy, derivative activities, the amount and nature of capital expenditures, payment of dividends and plans and objectives of management for future operations are forward-looking statements. When we use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “forecast,” “outlook,” “aim,” “target,” “will,” “could,” “should,” “may,” “likely,” “plan,” and “probably” or the negative of such terms or similar expressions, we are making forward-looking statements. Many risks and uncertainties that could affect our future results and could cause results to differ materially from those expressed in our forward-looking statements include, but are not limited to:

●	volatility of, and declines and weaknesses in crude oil, natural gas and NGLs prices, as well as our ability to offset volatility in prices through the use of hedging transactions;
●	our ability to remediate our material weaknesses;
●	the discovery, acquisition, development and replacement of crude oil, natural gas and NGLs reserves;
●	impairments in the value of our crude oil, natural gas and NGLs assets;
●	future capital requirements;
●	our ability to maintain sufficient liquidity in order to fully implement our business plan;
●	our ability to generate cash flows that, along with our cash on hand, will be sufficient to support our operations and cash requirements;
●	the ability of the BWE Consortium to successfully execute its business plan;
●	our ability to attract capital or obtain debt financing arrangements;
●	our ability to pay the expenditures required in order to develop certain of our properties;
●	operating hazards inherent in the exploration for and production of crude oil, natural gas and NGLs;
●	difficulties encountered during the exploration for and production of crude oil, natural gas and NGLs;
●	the impact of competition;
●	our ability to identify and complete complementary opportunistic acquisitions;
●	our ability to effectively integrate assets and properties that we acquire into our operations;
●	weather conditions;
●	the uncertainty of estimates of crude oil, natural gas and NGLs reserves;
●	currency exchange rates and regulations;
●	unanticipated issues and liabilities arising from non-compliance with environmental regulations;

●	the ultimate resolution of our abandonment funding obligations with the government of Gabon and the audit of our operations in Gabon currently being conducted by the government of Gabon;
●	the ultimate resolution of our negotiations with the Egyptian General Petroleum Corporation ("EGPC") relating to the Effective Date Adjustment (as defined below);
●	the availability and cost of seismic, drilling and other equipment;
●	difficulties encountered in measuring, transporting and delivering crude oil, natural gas and NGLs to commercial markets;
●	timing and amount of future production of crude oil, natural gas and NGLs;
●	hedging decisions, including whether or not to enter into derivative financial instruments;
●	general economic conditions, including any future economic downturn, the impact of inflation, and disruption in financial credit;
●	our ability to enter into new customer contracts;
●	changes in customer demand and producers’ supply;
●	actions by the governments and other significant actors with respect to events occurring in the countries in which we operate;
●	actions by our joint venture owners;
●	compliance with, or the effect of changes in, governmental regulations regarding our exploration, production, and well completion operations including those related to climate change;
●	the outcome of any governmental audit; and
●	actions of operators of our crude oil, natural gas and NGLs properties.

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

RECENT DEVELOPMENTS

Dividend Policy

On February 14, 2023, our board of directors increased our quarterly cash dividend policy to an expected $0.0625 per common share per quarter, commencing in the first quarter of 2023. Dividends Payments were made during the first three quarters of 2023 in accordance with this policy change. On November 7, 2023, the Company's board of directors declared a quarterly cash dividend of $0.0625 per common share to be paid on December 21, 2023 to stockholders of record at the close of business on November 24, 2023.

Payment of future dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including current financial condition, the tax impact of repatriating cash, operating results and current and anticipated cash needs.

Amendment to Facility Agreement

On October 3, 2023, VAALCO Gabon (Etame), Inc. (the “Borrower”), a wholly owned subsidiary of the Company, entered into an amended and restated facility agreement that amends and restates the Facility Agreement dated May 16, 2022, by and among the Company, VAALCO Gabon, SA, Glencore Energy UK Ltd., as mandated lead arranger, technical bank and facility agent, the Law Debenture Trust Corporation P.L.C., as security agent, and the other financial institutions named therein. The Initial Credit Facility made use of the London Inter-Bank Offered Rate (“LIBOR”) to calculate the interest rate applicable to borrowings thereunder.  As a result of the recent discontinuation of LIBOR as a published interest rate, the new facility amends the Initial Credit Facility to instead make use of the Secured Overnight Financing Rate  to calculate the interest rate applicable to borrowings thereunder. As of October 1, 2023, the amount available to be drawn under the facility was $43.8 million. See “Capital Resources and Liquidity – RBL Facility Agreement” for more information regarding the Facility.

Recent Operational Updates -

Gabon

VAALCO completed its 2021/2022 drilling campaign in the fourth quarter of 2022. We are currently evaluating locations and planning for the next drilling campaign at Etame that is expected to occur in 2024. In October 2022, VAALCO successfully completed its transition to a Floating Storage and Offloading vessel (“FSO”) and related field reconfiguration processes. This project provides a low cost FSO solution that increases the storage capacity for the Etame block and improved operational performance. The Company will continue to focus on operational excellence, including production uptime and enhancement in 2023 to minimize decline until the next drilling campaign.

At the end of September 2023, all wells were online from the end of 2022 as the gas lift compression system was successfully commissioned. This gas lift compression system increased the production and the reliability of two subsea wells, positively impacting our volumes for the nine months ended September 30, 2023. Gas lift compression and subsea wells remained online with a high level of reliability through the nine months ended September 30, 2023.

The focus during the first quarter of 2023 was continued production optimization of the new flow line configurations at the Etame Facility, as all production transits through the Etame platform for final processing before being pumped to the FSO. Since the field reconfiguration in 2022, a better understanding of the field’s operating parameters, through the new central processing facility (CPF) on Etame, has resulted in a more efficient and cost effective flow assurance program. Continued optimization and understanding of the post reconfiguration process dynamics of the Etame platform, have maintained a very high uptime availability of Etame Facility and in turn the complete Etame field during the second quarter. Combining this with individual well and facility chemical injection optimization and facility pipeline pigging adjustments both on frequency of pigging and flow path targeting, has increased production through decrease in pipeline internal buildup and resulting drop in pipeline back pressure, this in turn has provided more stable operations resulting in lower downtime. Through the third quarter of 2023, this continues to be a focus with positive results in production rates and uptime.

Preventative maintenance activities remained at levels prior to the field reconfiguration, as the focus was on steady state operation following project completion. Equipment reliability and availability remain at high levels. The actual percentages of Corrective Maintenance performed versus Preventative Maintenance performed remain well within VAALCO and Industry Best Practice standards. Major planned maintenance was carried out on Etame Power generation turbines.

Egypt

We continued to use the EDC-64 rig in the Eastern Desert drilling campaign. We completed six wells in the third quarter of 2023, five development wells K-80, K-84, K-85, M-24, Arta-91 and one deep appraisal well EA-54. Drilling continues on the EA-55 development well in the fourth quarter which will be the last well of the 2023 campaign. We continue to drill an average of 2 wells per month with the EDC-64 rig and we have drilled 18 wells this year as well as completed the Arta-77Hz at the beginning of 2023. The 2023 firm and contingent work program was drilled more efficiently and came in under budget.

A summary of the Egyptian drilling campaign's impact during the third quarter is presented below:

VAALCO Egypt Q3 Wells
Well	Spud date	Pay	Zones	Completion	Interval	IP-30 Rate BOPD
K-80	7/1/2023	141.4 feet	Asl-A, B, D and E	Asl-E	16.4 feet	144
K-84	7/16/2023	98.8 feet	Asl- D, E, F and G	Asl-G	19.7 feet	158
K-85	7/31/2023	63.3 feet	Asl- D, E, F and G	Asl-E	9.8 feet	164
M-24	8/14/2023	70.2 feet	Asl-A, B and D	Asl-D	9.8 feet	120
Arta-91	9/1/2023	40 feet	Red-bed/Nukhl	Red-bed	20.0 feet	94
EA-54	9/12/2023	none	Red-bed/Nukhl	Abandoned	none	none

Canada

Early in 2023, two wells, the 04-10-29-03W5 and the 04-19-29-3W5, were tied in. Both wells are now online and producing.

The 2023 drilling campaign commenced in January 2023 with the drilling of 12-12-30-4W5, spudded on January 28, 2023. The well was drilled to a total depth of 22,024 feet. The second well of the program, 16-30-29-3W5, was spudded on February 22, 2023, and drilled to a total depth of 14,446 feet. The 2 wells were completed between late March and early April and tied in and equipped in April and early May. 12-12-30-4W5 was put online in late April, and 16-30-29-3W5 was put online in early May with cycle times that were significantly less than historical cycle times. The wells flowed in the months of May and June. In early July the pump and rods were run on both wells. Both wells continue to produce and both wells continued to exceed expectations during the third quarter of 2023.

ACTIVITIES BY ASSET

Gabon

Offshore – Etame Marin Block

Development and Production

We operate the Etame Marin Block on behalf of a consortium of companies. As of September 30, 2023, production operations in the Etame Marin block included fifteen platform wells, plus two subsea wells tied back by pipelines to deliver crude oil and associated natural gas through a riser system to allow for delivery and processing at the Etame platform. From the Etame platform, the crude oil is pumped through a riser system to the FSO where it is stored and ultimately offloaded. The leased FSO is anchored to the seabed on the block. The Etame field currently has a combined total of seventeen producing wells. During the three months ended September 30, 2023 and 2022, production from the block was 1,550 million barrels ("MBbls") (792 MBbls, net) and 1,647 MBbls (842 MBbls, net), respectively, as discussed below in “Results of Operations”. During the nine months ended September 30, 2023 and 2022, production from the Etame Marin block was 4,740 MBbls (2,425 MBbls net) and 4,701 MBbls (2,405 MBbls net), respectively.

Egypt

In Egypt, our interests are spread across two regions: the Eastern Desert, which contains the West Gharib, West Bakr and North West Gharib merged concessions, and the Western Desert, which contains the South Ghazalat concession. Both of our Egyptian blocks are production sharing contracts ("PSC") among the Egyptian General Petroleum Corporation (“EGPC”), the Egyptian government and us. We are the operator and have a 100% working interest in both PSCs. During the three months ended September 30, 2023, production from the Eastern Desert was 1,076 MBbls (732 MBbls, net) as discussed below in “Results of Operations.” During the nine months ended September 30, 2023, production from the Eastern Desert was 3,032 MBbls (2,074 MBbls, net).

The SGZ-6X well in the South Ghazalat concession in the Western Desert is currently suspended pending further evaluation.

Canada

In Harmattan, Canada, we own production and working interests in the Cardium light oil and Mannville liquids-rich gas assets. This property produces oil and associated natural gas from the Cardium zone and liquids-rich natural gas from zones in the Lower Mannville and Rock Creek formations at vertical depths of 2,000 to 2,600 meters. All gas is delivered to a third party non-operated gas plant for processing. During the three months ended September 30, 2023, production from our Canadian assets was 261  thousand barrels of oil equivalent ("MBoe") to our working interest (210 MBoe, net) as discussed below in “Results of Operations." During the nine months ended September 30, 2023, production from our Canadian assets was 775 MBoe to our working interest (672 MBoe, net).

Equatorial Guinea

As of September 30, 2023, we had $10.0 million recorded for the book value of the undeveloped leasehold costs associated with the Block P license. In February of 2023, we acquired an additional 14.1% participating interest, increasing VAALCO’s participating interest in the Block to 60.0%. This increase of 14.1% participating interest increases our future payment to GEPetrol to $6.8 million at first commercial production of the Block. In March 2023, Atlas voted to participate in the Venus Development. Amendment 5 of the PSC was approved by all parties in March 2023 with this updated participating interest, and execution of the Venus development plan has been initiated. VAALCO, as operator, is in the process of working through the project charter and timing of key milestones. In addition, the amendment to the Joint Operating Agreement requires final ratification by all parties thereto.

The Block P PSC provides for a development and production period of 25 years from the date of approval of a development and production plan for the area associated with the Venus development. The PSC also includes the portions of Block P not associated with the Block P - Venus development.

CAPITAL RESOURCES AND LIQUIDITY

Cash Flows

Our cash flows for the nine months ended September 30, 2023 and 2022 are as follows:

	Nine Months Ended September 30,
	2023	2022	Increase (Decrease) in 2023 over 2022
	(in thousands)
Net cash provided by operating activities before changes in operating assets and liabilities	$117,343	$95,850	$21,493
Net change in operating assets and liabilities	54,483	33,906	20,577
Net cash provided by (used in) continuing operating activities	171,826	129,756	42,070
Net cash used in discontinued operating activities	(15)	(57)	42
Net cash provided by (used in) operating activities	171,811	129,699	42,112

Net cash provided by (used in) investing activities	(77,365)	(103,853)	26,488

Net cash provided by (used in) in financing activities	(42,382)	(8,075)	(34,307)
Effects of exchange rate changes on cash	(321)	—	(321)
Net change in cash, cash equivalents and restricted cash	$51,743	$17,771	$33,972

The $21.5 million increase in net cash provided by operating activities before changes in operating assets and liabilities during the nine months ended September 30, 2023 was due to a $73.1 million increase in depreciation expense and $42.6 million lower cash settlements on derivative contracts partially offset by a prior year $42.7 million derivative gain and a $41.8 million decrease in deferred tax expense. The net increase in changes provided by operating assets and liabilities of $20.6 million for the nine months ended September 30, 2023 compared to the same period of 2022 was primarily related to positive changes in trade receivable, receivables accounts with joint venture owners, other long-term assets and foreign income taxes payable (collectively $66.8 million). Partially offsetting these changes were negative changes in accounts payable and accrued liabilities and other (collectively negative $50.5 million).

The $26.5 million decrease in net cash used in investing activities during the nine months ended September 30, 2023 was due to capital spending costs associated with the development drilling programs in Egypt and Canada not exceeding prior year expenditures along with reduced current year expenditures for Gabon. For the nine months ended September 30, 2022, cash used in investing activities was due to increases in capital spending in 2022 for the Etame 8-H well, the Avouma 3H-ST well, ETBSM 1HB-ST well, the Etame field reconfiguration and other items to support the 2021/2022 drilling campaign.

Net cash used in financing activities during the nine months ended September 30, 2023 included $20.2 million for dividend distributions, $17.5 million for treasury stock repurchases made under our stock repurchase plan or as a result of tax withholding on options exercised and on vested restricted stock, and $5.2 million of principal payments on our finance leases partially offset by $0.6 million in proceeds from options exercised. For the nine months ended September 30, 2022, cash used in financing activities included $5.8 million for dividend distributions, $0.8 million for treasury stock repurchases, as a result of tax withholding on options exercised and vested restricted stock, $1.5 million of costs capitalized associated with our credit facility and $0.2 million of principal payments on our finance leases partially offset by $0.3 million in proceeds from options exercised.

Capital Expenditures

For the nine months ended September 30, 2023 we had accrual basis capital expenditures attributable to continuing operations of $63.3 million compared to $121.6 million accrual basis capital expenditures for the same period in 2022. For the nine months ended September 30, 2023, our cash spending primarily related to the payments for the 2023 drilling campaigns in Egypt and Canada. During the same period in 2022, our spending was concentrated on the 2021/2022 drilling campaign, Etame field reconfigurations and FSO projects.

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

Cash on Hand

At September 30, 2023, we had unrestricted cash of $103.4 million. We invest cash not required for immediate operational and capital expenditure needs in short-term money market instruments primarily with financial institutions where we determine our credit exposure is negligible. As operator of the Etame Marin block in Gabon, we enter into project-related activities on behalf of our working interest joint venture owners. We generally obtain advances from joint venture owners prior to significant funding commitments. Our cash on hand will be utilized, along with cash generated from operations, to fund our operations.

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

For the nine months ended September 30, 2023, sales to Egypt were split between Mercuria and the EGPC. Mercuria purchased oil in January and August, while the EGPC performed May, June, and September liftings. Sales to Mercuria are normally settled within 30 days.

Revenues from the sale of crude oil, natural gas, condensate and NGLs in Canada are recognized by reference to actual volumes delivered at contracted delivery points and prices. Prices are determined by reference to quoted market prices in active markets for crude oil, natural gas, condensate, and NGLs based on product, each adjusted according to specific terms and conditions applicable per the sales contracts. Revenues are recognized net of royalties and transportation costs. Revenues are measured at the fair value of the consideration received. For the three and nine months ended September 30, 2023, revenues in Canada were concentrated in three separate customers. For the nine months ended, these customers were Plains Midstream (41.9%), AltaGas (18.4%), and PetroGas Energy (28.40%). For the three months ended September 30, 2023, these customers were Plains Midstream (51.0%), AltaGas (17.5%), and PetroGas Energy (19.80%).

Settlement of accounts receivable in Canada occur on the 25th of the following month after production.

Capital Resources, Liquidity and Cash Requirements

Historically, our primary source of liquidity has been cash flows from operations and our primary use of cash has been to fund capital expenditures for development activities in the Etame Marin block. We continually monitor the availability of capital resources, including equity and debt financings that could be utilized to meet our future financial obligations, planned capital expenditure activities and liquidity requirements including those to fund opportunistic acquisitions. We believe that the Facility significantly improves our financial flexibility and our ability to achieve accretive growth by providing access to cash if required for potential future development programs or to fund inorganic acquisition opportunities. Our future success in growing proved reserves, production and balancing the long-term development of our assets with a focus on generating attractive corporate-level returns will be highly dependent on the capital resources available to us.

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

Merged Concession Agreement

On January 19, 2022, legacy subsidiaries of TransGlobe executed the Merged Concession Agreement with EGPC to update and merge the Company's three Egyptian concessions in West Bakr, West Gharib and NW Gharib (the “Merged Concession”). The modernization payments under the Merged Concession Agreement total $65.0 million and are payable over six years from the Merged Concession Effective Date. Under the Merged Concession Agreement, we will be required to pay an additional $10.0 million on February 1 for each of the next three years. In addition, we have committed to spending a minimum of $50.0 million over each five-year period for the 15 years of the primary term (totaling $150.0 million). Our ability to make scheduled payments arising from the Merged Concession Agreement will depend on our financial condition and operating performance, which is subject to then prevailing economic, industry and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control.

RBL Facility Agreement and Available Credit

Our Facility Agreement with Glencore is available to support our exploration and development programs as well as our corporate activities. As of September 30, 2023, there were no borrowings under the Facility. As of October 1, 2023, the amount available to be drawn under the facility was $43.8 million. On April 1 and October 1 of each year during the term of the Facility, committed amount available to be drawn will be reduced by $6.25 million. The Facility provides for determination of the borrowing base asset based on our proved producing reserves and a portion of our proved undeveloped reserves. The borrowing base is determined and re-determined by the Lenders on March 31 and September 30 of each year. Based on the redetermination performed during the year, there was no change in the borrowing base.  The Facility will mature on the earlier of (i) the fifth anniversary of the date on which all conditions precedent to the first utilization of the Facility have been satisfied and (ii) the Reserve Tail Date (as defined in the Facility Agreement) (the “Final Maturity Date”).

Each loan under the Facility originally bore an interest at a rate equal to LIBOR plus a margin (the “Applicable Margin”) of (i) 6.00% until the third anniversary of the Facility Agreement or (ii) 6.25% from the third anniversary of the Facility Agreement until the Final Maturity Date. On October 3, 2023 the Company signed an Amended and Restated Facility Agreement to replace the LIBOR component, in the original Facility Agreement, with a SOFR plus credit adjustment spread rate. The SOFR plus credit adjustment spread rate is intended to approximate the LIBOR component in the original Facility Agreement and the LIBOR component is was replaced due to concerns about the sustainability of LIBOR as a global reference rate.

We were in compliance with the financial covenants contained in the Facility at September 30, 2023.

Cash Requirements

Our material cash requirements generally consist of finance leases, operating leases, purchase obligations, capital projects and 3D seismic processing, dividend payments, funding of our share buyback program, merged concession agreement, future lease payments and abandonment funding, each of which is discussed below or in the footnotes to the financial statements.

Abandonment Funding – Under the terms of the Etame PSC, we have a cash funding arrangement for the eventual abandonment of all offshore wells, platforms and facilities on the Etame Marin block. As a result of the PSC Extension, annual funding payments are spread over the periods from 2018 through 2028, under the applicable abandonment study. The amounts paid will be reimbursed through the Cost Account and are non-refundable. In November 2021, a new abandonment study was done and the estimate used for this purpose is approximately $81.3 million ($47.8 million, net to VAALCO) on an undiscounted basis. The new abandonment estimate has been presented to the Gabonese Directorate of Hydrocarbons as required by the PSC. At September 30, 2023, the balance of the abandonment fund was $10.7 million ($6.3 million, net to VAALCO) on an undiscounted basis. The annual payments will be adjusted based on revisions in the abandonment estimate. This cash funding is reflected under “Other noncurrent assets” in the “Abandonment funding” line item of the consolidated balance sheets. Future changes to the anticipated abandonment cost estimate could change the asset retirement obligation and the amount of future abandonment funding payments.

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

Merged Concession Agreement – Under the Merged Concession Agreement, we will make three  annual payments of $10.0 million each to the EGPC beginning February 1, 2024, until February 1, 2026.

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

Commodity Prices – Historically, the markets for oil, natural gas and NGLs have been volatile. Oil, natural gas and NGLs prices are subject to wide fluctuations in supply and demand. Our cash flows from operations may be adversely impacted by volatility in crude oil and natural gas prices, a decrease in demand for crude oil, natural gas or NGLs and future production cuts by OPEC+. However, the Company has not received any mandate to reduce its current oil production from the Etame Marin block as a result of the OPEC+ initiatives.

ESG and Climate Change Effects – Sustainability matters continue to attract considerable public, regulatory and scientific attention. In particular, we expect continued required reporting attention on climate change issues and emissions of greenhouse gases (“GHG”), including methane (a primary component of natural gas) and carbon dioxide (a byproduct of crude oil and natural gas combustion) and freshwater use. This increased attention to climate change and environmental conservation coupled with stepped up government incentives around renewable energy sources may result in demand shifts away from crude oil and natural gas products, higher regulatory and compliance costs, additional governmental investigations and private litigation against us. For example, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of GHGs. These efforts have included consideration of cap-and-trade programs, carbon taxes, GHG reporting and tracking programs and regulations that directly limit GHG emissions from certain sources. In addition, institutional investors, proxy advisory firms and other industry participants continue to focus on ESG matters, including climate change. We expect that this heightened focus will continue to drive ESG efforts across our industry and influence investment and voting decisions, which for some investors may lead to less favorable sentiment towards carbon assets and diversion of investment to other industries. Consistent with the increased attention on ESG matters and climate change, we have prioritized and are committed to responsible environmental practices by monitoring our adherence to ESG reporting requirements, including establishing and communicating short and long-term goals and targets, furthering the reduction of our carbon footprint and measurement of GHG emissions. Sustainability remains an important topic to us, and we are in the process of developing a multi-year plan to establish and document our progress in achieving goals we set for ourselves across all areas of sustainability.  Our plans will enable us to monitor and improve matters related to ESG and climate change going forward.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies subsequent to December 31, 2022.

NEW ACCOUNTING STANDARDS

See Note 2 to the Financial Statements.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

Net income for the three months ended September 30, 2023 was $ 6.1 million compared to net income of $ 6.9 million for the same period of 2022. See discussion below for changes in revenue and expense.

Crude oil, natural gas and NGL revenues increased $38.2 million, or approximately 49%, to $ 116.3 million during the three months ended September 30, 2023 from $ 78.1 million for the same period in the prior year. The revenue increase is attributable to higher volumes sold in Gabon and the addition of the Egypt and Canada segments acquired in the TransGlobe acquisition, partially offset by significantly lower realized sales prices compared to the prior period.

	Three Months Ended September 30,
	2023	2022	Increase/(Decrease)
	(in thousands except per Boe information)
Net crude oil, natural gas and NGLs sales volume (MBoe)	1,812	731	1,081
Average crude oil, natural gas, and NGLs sales price (per Boe)	$63.41	$103.61	$(40.20)

Net crude oil, natural gas, and NGLs revenue	$116,269	$78,097	$38,172

Operating costs and expenses:
Production expense	39,956	23,312	16,644
FPSO demobilization	—	8,867	(8,867)
Exploration expense	1,194	56	1,138
Depreciation, depletion and amortization	32,538	8,963	23,575
General and administrative expense	6,216	1,979	4,237
Credit losses and other	822	1,020	(198)
Total operating costs and expenses	80,726	44,197	36,529
Other operating expense, net	5	—	5
Operating income	$35,548	$33,900	$1,648

The revenue changes in the three months ended September 30, 2023 compared to the same period in  2022 identified as related to changes in price or volume, are shown in the table below:

(in thousands)
Price	$(72,831)
Volume	111,983
Other	(980)
$38,172
(1)	The price in the table above excludes revenues attributed to carried interests

The table below shows net production, sales volumes and realized prices for both periods.

	Three Months Ended September 30,
	2023	2022
Net crude oil, natural gas and NGLs production (MBoe)	1,734	842
Net crude oil, natural gas, and NGL sales (MBoe)	1,812	731

Average realized crude oil, natural gas and NGLs price ($/Boe)	$63.41	$103.61
Average Dated Brent spot price* ($/Bbl)	86.65	99.90

*Average of daily Dated Brent spot prices posted on the U.S. Energy Information Administration website.

Crude oil, natural gas and NGL revenues increased  $38.2 million, or approximately 49%, during the three months ended September 30, 2023 compared to the same period of 2022.

Gabon

Crude oil sales in Gabon are a function of the number and size of crude oil liftings in each year and thus crude oil sales do not always coincide with volumes produced in any given year. The Company’s Gabon segment contributed $ 57.3 million of revenue to the Company’s total revenue during the three months ended September 30, 2023. This compares to the $ 78.1 million of revenue contributed by the Segment during the three months ended September 30, 2022. The total barrels lifted in Gabon for the three months ended  September 30, 2023 was slightly lower than the three months ended September 2022, mainly due to three lifting occurring in the 2022 period compared to two lifting in the 2023 period. This was compounded by the Gabon per barrel price received during the three months ended September 30, 2023 which was $19.49 less than the price received in 2022. Our share of crude oil inventory, excluding royalty barrels, was approximately 333,396 barrels and 143,972 barrels at September 30, 2023 and 2022, respectively.

Egypt

Crude oil sales in Egypt are either sold to a third party via a cargo lifting or sold directly to the government, EGPC. During the three months ended September 30, 2023, the oil sold in Egypt was through direct sales to EGPC and to Mercuria Energy. The Company’s Egypt segment contribute d $50.3 million of revenue to the Company’s total revenue for the quarter. At September 30, 2023, the Company’s Egypt segment had zero barrels in oil inventory. Since the Company acquired its Egyptian segment in the fourth quarter of 2022, there are no comparable revenues for the three months ended September 30, 2022.

Canada

Crude oil sales in Canada are normally sold through pipelines to a third party. The Company’s Canadian segment contributed $ 8.7 million of revenue to the Company’s total revenue for the quarter. Since the Company acquired its Canadian segment in the fourth quarter of 2022, there are no comparable revenues for the three months ended September 30, 2022.

Production expenses increased $16.6 million, or approximately 71%, for the three months ended September 30, 2023 to $ 40.0 million from $ 23.3 million for the same period in the prior year. The increase in production expense was primarily driven by increased production and costs associated with the TransGlobe combination as well as higher Gabon costs due to the completed 2021/2022 drilling campaign. VAALCO has seen inflationary pressure on personnel and contractor costs. On a per barrel basis, production expense, excluding workover expense and stock compensation expense, for the three months ended September 30, 2023 decreased to $ 22.04 per barrel from $31.80 per barrel for the three months ended September 30, 2022 primarily as a result of higher sales volumes for the current period. For both the three months ended September 30, 2023 and 2022, respectively, we have not experienced any material operational disruptions associated with the current worldwide COVID-19 pandemic. For the three months ended September 30, 2023 the costs associated with proactive measures related to COVID were not material. For the three months ended September 30, 2022, we incurred $0.2 million in additional costs related to the proactive measures taken in response to the pandemic.

FPSO Demobilization for the three months ended September 30, 2023  was zero.  For the three months ended September 30, 2022 , the Company recorded $8.9 million in decommissioning fees, which was reported as a separate line item on the income statement. These 2022 costs were incurred to retire the FPSO as we transitioned the block to the FSO.

Exploration expense for the three months ended September 30, 2023 was $1.2 million due to the abandonment of the East Arta - 54 appraisal well. In 2022, exploration expense  was not material to our results.

Depreciation, depletion and amortization costs increased $23.6 million, or approximately 263% for the three months ended September 30, 2023 to $ 32.5 million from $ 9.0 million for the same period in the prior year. The increase in depreciation, depletion and amortization expense is due to higher depletable costs associated with the FSO, the field reconfiguration capital costs at Etame and the step-up to fair value of the acquired TransGlobe assets. In addition, new wells were brought online in 2023 for both Egypt and Canada, which also increased depreciation, depletion and amortization expense

General and administrative expenses increased $4.2 million, or 214% for the three months ended September 30, 2023 to $ 6.2 million from $ 2.0 million for the same period in the prior year. The increase in general and administrative expenses is primarily due to higher corporate stock based compensation, professional service fees, salaries and wages, and accounting and legal fees.

Credit losses and other decreased by $0.2 million to $0.8 million for the three months ended September 30, 2023 from $1.0 million for the three months ended September 30, 2022. We adopted Accounting Standards Update 2016-13, Financial Instruments—Credit Losses (“ASU 2016-13”) on January 1, 2023. In connection with the adoption of ASU 2016-13, we established an opening balance sheet adjustment related to a receivable from a state sponsored oil refinery where we delivered oil pursuant to the domestic market needs obligation under the Etame PSC. For the three months ended September 30, 2022, no allowance was established related to this receivable as the state sponsored oil refinery made timely payments of the amounts owed to the Company.

Historically, we reported amounts currently considered as credit loss expense and other as bad debt expense and, prior to the adoption of ASU 2016-13, bad debt expense mainly related to our VAT balances under the Etame PSC. When we are invoiced by a vendor an amount is added for VAT (a cost plus VAT amount) and we pay the vendor invoice. Since we are an oil and gas company, we are exempt from VAT and therefore request reimbursement from the State of Gabon for VAT for amounts we have paid. Due to the late reimbursement nature of the VAT receivable by the State of Gabon, the Company established an allowance against the receivable. The allowance related to the VAT receivable was $8.4 million on December 31, 2022. For the three months ended September 30, 2023 we added $0.4 million to the allowance account for the current quarter's activity. We are now reporting under the condensed consolidated income statement line item “Credit losses and other” the activity related to financial assets under ASC 2016-13 and activity regarding other allowance accounts. For more information on credit losses and other allowances, see Note 1 to the Financial Statements.

Other operating expense, net for each of the three months ended September 30, 2023 and  2022 was not material to our results.

Derivative instruments gain (loss), net is attributable to our swaps and collars as discussed in Note 8 to the Financial Statements. Derivative gain (loss) decreased by $6.1 million, or approximately 161% to a loss of $2.3 million for the three months ended September 30, 2023 from a gain of $3.8 million during the same period in the prior year. Derivative gains for the three months ended September 30, 2022 are a result of the decrease in the price of Dated Brent crude oil below the initial strike price per barrel of the option over the three months ended September 30, 2022. Derivative losses for the three months ended  September 30, 2023  are a result of the increase in the price of Dated Brent crude oil over the initial strike price per barrel of the option over the three months ended   September 30, 2023. Our derivative instruments currently cover a portion of our production through June 2024.

Interest expense, net was $1.4 million for the three months ended September 30, 2023 compared to an expense of $0.2 million during the same period in 2022. The increase of net interest expense for the three months ended September 30, 2023, primarily results from our finance lease relating to the FSO, but also includes commitments fees incurred on the Facility, amortization of debt issue costs related to the Facility and interest associated with our other finance leases partially offset by interest income.

Other (expense) income increased by $7.9 million to an income of $0.2 million for the three months ended September 30, 2023 from an expense of $7.7 million for the three months ended September 30, 2022 . Other (expense) income, net normally consists of foreign currency gains and losses . However, during the three months ended September 30, 2022 there was $6.4 million of transactions costs associated with the TransGlobe acquisition in addition to the foreign currency losses. No such expenses existed during the third quarter of 2023.

Income tax expense (benefit) for the three months ended  September 30, 2023 was an expense of $ 25.8 million. This is comprised of current tax expense of $ 26.8 million and $1.0 million of deferred tax benefit. Income tax expense (benefit) for the three months ended September 30, 2022 was an expense of $ 22.8 million. This is comprised of current tax benefit of $1.2 million and $ 24.0 million of deferred tax expense.

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

Net income for the nine months ended September 30, 2023 was $16.4 million compared to net income of $34.1 million for the same period of 2022. See discussion below for changes in revenue and expense.

Crude oil, natural gas and NGLs revenues increased $48.2 million, or approximately 19%, to $305.9 million during the nine months ended September 30, 2023 from $257.7 million for the same period in the prior year. The revenue increase is attributable to the addition of the Egypt and Canada segments acquired in the TransGlobe acquisition, partially offset by lower realized sales prices.

	Nine Months Ended September 30,
	2023	2022	Increase/(Decrease)
	(in thousands except per Boe information)
Net crude oil, natural gas, and NGLs sales volume (MBoe)	4,839	2,305	2,534
Average crude oil, natural gas and NGLs sales price (per Boe)	$62.48	$109.28	$(46.80)

Net crude oil, natural gas, and NGLs revenue	$305,912	$257,738	$48,174

Operating costs and expenses:
Production expense	106,760	67,147	39,613
FPSO demobilization	5,647	8,867	(3,220)
Exploration expense	1,259	250	1,009
Depreciation, depletion and amortization	94,958	21,827	73,131
General and administrative expense	16,835	10,507	6,328
Credit losses and other	2,437	2,083	354
Total operating costs and expenses	227,896	110,681	117,215
Other operating expense, net	(298)	(5)	(293)
Operating income	$77,718	$147,052	$(69,334)

The revenue changes in the nine months ended September 30, 2023 compared to the same period in 2022 identified as related to changes in price or volume, are shown in the table below:

(in thousands)
Price	$(226,453)
Volume	276,885
Other	(2,258)
$48,174
(1)	The price in the table above excludes revenues attributed to carried interests

The table below shows net production, sales volumes and realized prices for both periods.

	Nine Months Ended September 30,
	2023	2022
Net crude oil, natural gas and NGLs production (MBoe)	5,172	2,405
Net crude oil, natural gas and NGLs sales (MBoe)	4,839	2,305

Average realized crude oil, natural gas and NGLs price ($/Boe)	$62.48	$109.28
Average Dated Brent spot price* ($/Bbl)	$81.99	$105.00

*Average of daily Dated Brent spot prices posted on the U.S. Energy Information Administration website.

Crude oil, natural gas and NGL revenues increased $48.2 million, or approximately 19%, during the nine months ended September 30, 2023 compared to the same period of 2022.

Gabon

Crude oil sales in Gabon are a function of the number and size of crude oil liftings in each year and thus crude oil sales do not always coincide with volumes produced in any given year. The Company’s Gabon segment contributed $171.9 million of revenue to the Company’s total revenue during the nine months ended September 30, 2023. This compares to the $257.7 million of revenue contributed by the Segment during the nine months ended September 30, 2022. The total barrels lifted in Gabon for the nine months ended September 30, 2023 was less than the barrels lifted during the same period in 2022, mainly due to the timing of liftings. In addition, the Gabon per barrel price received during the nine months ended September 30, 2023 was $28.80 less than the price received in 2022. Our share of crude oil inventory, excluding royalty barrels, was approximately 333,396 and 143,972 barrels at September 30, 2023 and 2022, respectively.

Egypt

Crude oil sales in Egypt are either sold to a third party via a cargo lifting or sold directly to the government, EGPC. During the nine months ended September 30, 2023, the oil sold in Egypt was through third party sales to Mercuria Energy during the first quarter, and through direct sales to EGPC during the second quarter. The company sold to both the EGPC and Mercuria during the third quarter. The Company’s Egypt segment contributed $106.4 million of revenue to the Company’s total revenue for the nine months ended September 30, 2023. At September 30, 2023, the Company’s Egypt segment had zero barrels in oil inventory. Since the Company acquired its Egyptian segment in the fourth quarter of 2022, there are no comparable revenues for the nine months ended September 30, 2022.

Canada

Crude oil sales in Canada are normally sold through pipelines to a third party. The Company’s Canadian segment contributed $27.6 million of revenue to the Company’s total revenue for the nine months ended September 30, 2023. Since the Company acquired its Canadian segment in the fourth quarter of 2022, there are no comparable revenues for the nine months ended September 30, 2022.

Production expenses increased $39.6 million, or approximately 59%, for the nine months ended September 30, 2023 to $106.8 million from $67.1 million for the same period in the prior year. The increase in production expense was primarily driven by increased production and costs associated with the TransGlobe combination as well as higher Gabon costs due to the added production from the now completed 2021/2022 drilling campaign. VAALCO has seen inflationary pressure on personnel and contractor costs. On a per barrel basis, production expense, excluding workover expense and stock compensation expense, for the nine months ended September 30, 2023 decreased to $22.32 per barrel from $29.10 per barrel for the nine months ended September 30, 2022 primarily as a result of higher sales volumes. For the nine months ended September 30, 2023, we have not experienced any material operational disruptions associated with the current worldwide COVID-19 pandemic. For the nine months ended September 30, 2023 the costs associated with proactive measures related to COVID were not material. For the nine months ended September 30, 2022, we incurred $1.6 million in higher costs related to the proactive measures taken in response to the pandemic.

FPSO Demobilization for the nine months ended September 30, 2023 was $5.7 million. In the second quarter of 2023, it was determined that there was more waste than anticipated connected to the FPSO from VAALCO's usage. As such, VAALCO incurred an additional $5.7 million in decommissioning fees, which was reported as a separate line item on the income statement. A similar expense of $8.9 million was recorded for the nine months ended September 30, 2022 for costs incurred to retire the FPSO as we transitioned the block to the FSO.

Exploration expense for the nine months ended September 30, 2023 was $1.3 million due primarily to the abandonment of the East Arta - 54 appraisal well. In 2022, exploration expense was not material to our results.

Depreciation, depletion and amortization costs increased $73.1 million, or approximately 335% for the nine months ended September 30, 2023 to $95.0 million from $21.8 million for the same period in the prior year. The increase in depreciation, depletion and amortization expense for the nine months ended September 30, 2023 compared to nine months ended September 30, 2022, is due to higher depletable costs associated with the FSO, the field reconfiguration capital costs at Etame and the step-up to fair value of the TransGlobe assets. In addition, new wells were brought online in 2023 for both Egypt and Canada, which also increased depreciation, depletion and amortization expense.

General and administrative expenses increased $6.3 million, or 60%, for the nine months ended September 30, 2023 to $16.8 million from $10.5 million for the same period in the prior year. The increase in general and administrative expenses is primarily due increased professional fees, accounting and legal services, and salaries and wages.

Credit losses and other increased by $0.3 million to $2.4 million for the nine months ended September 30, 2023 from $2.1 million for the nine months ended September 30, 2022. We adopted Accounting Standards Update 2016-13, Financial Instruments—Credit Losses (“ASU 2016-13”) on January 1, 2023. In connection with the adoption of ASU 2016-13, we established an opening balance sheet adjustment related to a receivable from a state sponsored oil refinery where we delivered oil pursuant to the domestic market needs obligation under the Etame PSC. During the nine months ended September 30, 2023, we recognized an additional amount to the credit loss allowance of $0.6 million for crude oil delivered to the refinery during the nine months. For the nine months ended September 30, 2022, no allowance was established related to this receivable as the state sponsored oil refinery made timely payments of the amounts owed to the Company.

Historically, we reported amounts currently considered as credit loss expense and other as bad debt expense and, prior to the adoption of ASU 2016-13, bad debt expense mainly related to our VAT balances under the Etame PSC. When we are invoiced by a vendor, an amount is added for VAT (a cost plus VAT amount) and we pay the vendor invoice. Since we are an oil and gas company, we are exempt from VAT and therefore request reimbursement from the State of Gabon for VAT for amounts we’ve paid. Due to the late reimbursement nature of the VAT receivable by the State of Gabon, the Company established an allowance against the receivable. The allowance related to the VAT receivable was $8.4 million on December 31, 2022. For the nine months ended September 30, 2023 we added $1.5 million to the allowance account for the current year's activity. We are now reporting under the condensed consolidated income statement line item “Credit losses and other” the activity related to financial assets under ASC 2016-13 and activity regarding other allowance accounts. For more information on credit losses and other allowances, see Note 1 to the Financial Statements.

Other operating expense, net for each of the nine months ended September 30, 2023 and 2022 was not material to our results.

Derivative instruments gain (loss), net is attributable to our swaps and collars as discussed in Note 8 to the Financial Statements. Derivative loss decreased by $35.3 million, or approximately 94.0% to a loss of $2.3 million for the nine months ended September 30, 2023 from a loss of $37.5 million during the same period in the prior year. Derivative gains (losses) for the nine months ended September 30, 2022 are a result of the increase in the price of Dated Brent crude oil over the initial strike price per barrel of the option over the nine months ended September 30, 2022. The same increase in price occurred, but to a lesser extent, in 2023. During 2022, we changed the type of our derivative instruments from swaps to costless collars. Our derivative instruments currently cover a portion of our production through June 2024.

Interest expense, net was $5.4 million for the nine months ended September 30, 2023 compared to an expense of $0.4 million during the same period in 2022. The increase of net interest expense for the nine months ended September 30, 2023, primarily results from our finance lease relating to the FSO but also includes commitments fees incurred on the Facility, amortization of debt issue costs related to the Facility and interest associated with our other finance leases partially offset by interest income.

Other (expense) income decreased by $9.0 million to an expense of $1.5 million for the nine months ended September 30, 2023 from an expense of $10.5 million for the nine months ended September 30, 2022. Other (expense) income, net normally consists of foreign currency gains and (losses). However, the nine months ended September 30, 2023, also included $1.4 million expense from a transition period adjustment of the bargain purchase gain related to the TransGlobe acquisition as discussed in Note 3 to the Financial Statements. For the nine months ended September 30, 2022, $7.6 million of transactions costs associated with the TransGlobe acquisition is the primary driver for the activity along with foreign currency losses.

Income tax expense (benefit) for the nine months ended September 30, 2023 was an expense of $52.2 million. This is comprised of current tax expense of $51.5 million and $0.7 million of deferred tax expense. Income tax expense (benefit) for the nine months ended September 30, 2022 was an expense of $64.5 million. This is comprised of current tax expense of $24.9 million and $39.5 million of deferred tax expense. The deferred income tax expense for the nine months ended September 30, 2022 included a $20.2 million deferred tax benefit from the reversal of the valuation allowance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

We are exposed to market risk, including the effects of adverse changes in commodity prices, foreign exchange rates and interest rates as described below.

FOREIGN EXCHANGE RISK

Our results of operations and financial condition are affected by currency exchange rates. While crude oil sales are denominated in U.S. dollars, portions of our costs in Gabon are denominated in the local currency (the Central African CFA Franc, or XAF), and our VAT receivable as well as certain liabilities in Gabon are also denominated in XAF. A weakening U.S. dollar will have the effect of increasing costs while a strengthening U.S. dollar will have the effect of reducing costs. For our VAT receivable in Gabon, a strengthening U.S. dollar will have the effect of decreasing the value of this receivable resulting in foreign exchange losses, and vice versa. The Gabon local currency is tied to the Euro. The exchange rate between the Euro and the U.S. dollar has historically fluctuated in response to international political conditions, general economic conditions and other factors beyond our control. As of September 30, 2023, we had net monetary assets of $29.6 million (XAF 18,384.4 million) denominated in XAF. A 10% weakening of the CFA relative to the U.S. dollar would have a $2.7 million reduction in the value of these net assets. For the three and nine months ended September 30, 2023, we had expenditures of approximately $14.3 million and $38.8 million, respectively, (net to VAALCO), denominated in XAF.

Related to our Canadian operations, our currency exchange risk relates primarily to certain cash and cash equivalents, accounts receivable, lease obligations and accounts payable and accrued liabilities denominated in Canadian dollars. We estimate that a 10% decrease in the value of the Canadian dollar against the US dollar would increase the value of the net assets for the nine months ended September 30, 2023 by approximately $0.5 million. Conversely, a 10% increase in the value of the Canadian dollar against the US dollar would decrease the value of the net assets for the nine months ended September 30, 2023 by approximately $0.6 million.

We are also exposed to foreign currency exchange risk on cash balances denominated in Egyptian pounds. Some collections of accounts receivable from the Egyptian Government are received in Egyptian pounds, and while we are generally able to use the Egyptian pounds received on accounts payable denominated in Egyptian pounds, there remains foreign currency exchange risk exposure on Egyptian pound cash balances. Using month-end cash balances converted at month-end foreign exchange rates at September 30, 2023, we estimate that a 10% increase in the value of the Egyptian pound against the US dollar would increase the cash value for the nine months ended September 30, 2023 by $0.8 million. Conversely, a 10% decrease in the value of the Egyptian pound against the US dollar would decrease our US dollar cash value for the nine months ended September 30, 2023 by $0.6 million.

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

With respect to our crude oil sales in Gabon, the price received is based on Dated Brent prices plus or minus a differential. If crude oil sales were to remain constant at the most recent quarterly sales volumes of 665 MBbls, a $5 per Bbl decrease in crude oil price would be expected to cause a $3.3 million decrease per quarter in revenues and operating income (loss) and a $3.0 million decrease per quarter in net income (loss).

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

With respect to our crude oil and NGL sales in Canada, the prices received is based on NYMEX WTI (west Texas Intermediate) prices plus or minus a differential. Natural gas sales are based on Canadian index price that whose price is based, in part. on the NYMEX Henry Hub Natural Gas futures contracts. If Canadian BOE sales were to remain constant at the most recent quarterly sales volumes of 209 MBbls, a $5 per Bbl decrease in crude oil price would be expected to cause a $1.0 million decrease per quarter in revenues and operating income (loss) and a $0.8 million decrease per quarter in net income (loss).

As of September 30, 2023, we had unexpired derivative instruments outstanding covering approximately 705 MBbls of production through June 30, 2024. These instruments were intended to be an economic hedge against declines in crude oil prices; however, they were not designated as hedges for accounting purposes. See Note 8 to the Financial Statements for further discussion.

Interest Rate RISK

Changes in market interest rates affect the amount of interest owed on outstanding balances under our Facility. However, as of September 30, 2023 we had no amounts drawn under the facility. The commitment fees on the undrawn availability under the Facility are not subject to changes in interest rates. Additionally, changes in market interest rates could impact interest costs associated with any future debt issuances.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The evaluation was performed with the participation of senior management, under the supervision of the principal executive officer and principal financial officer. Based on their evaluation as of September 30, 2023, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in control over financial reporting previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Except for the activities taken related to the remediation of the material weaknesses described above, there have been no changes in our internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sale of Equity Securities

There were no sales of unregistered securities during the quarter ended September 30, 2023 that were not previously reported on a Current Report on Form 8-K.

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

The following table represents details of the various repurchases under the Plan during the quarter ended September 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Amount that May Yet Be Used to Purchase Shares Under the Program
July 1, 2023 - July 31, 2023	505,720	$3.96	505,720	$15,504,180
August 1, 2023 - August 31, 2023	435,342	$4.61	435,342	$13,505,242
September 1, 2023 - September 30, 2023	462,300	$4.31	462,300	$11,514,870
Total	1,403,362		1,403,362

See Note 10 to the Financial Statements for further discussion.

Subsequent to September 30, 2023 and through November 3, 2023, the following table represents the details of various repurchases under the Plan:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Amount that May Yet Be Used to Purchase Shares Under the Program
October 1, 2023 - October 31, 2023	491,869	$4.07	491,869	$9,515,101
November 1, 2023 - November 3, 2023	63,873	$4.48	63,873	$9,229,122
Total	555,742		555,742

 ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act)

ITEM 6. EXHIBITS

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

Dated: November 7, 2023