Form 10-K
period 2023-12-31
VAALCO ENERGY INC /DE/
filed 2024-03-15
CIK 894627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates was approximately $396.6 million based on a closing price of $3.76 on June 30, 2023.

As of March 8, 2024, there were outstanding 103,274,173 shares of common stock, $0.10 par value per share, of the registrant.

Documents incorporated by reference: Portions of the definitive Proxy Statement of VAALCO Energy, Inc. relating to the Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, which are incorporated into Part III of this Form 10-K.

VAALCO ENERGY, INC.

Glossary of Certain Crude Oil, Natural Gas and Natural Gas Liquid ("NGL") Terms

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

RBL — Reserved based lending facility
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
•

Working Interest — A real property interest entitling the owner to receive a specified percentage of the proceeds of the sale of crude oil, natural gas and NGLs production or a percentage of the production, but requiring the owner of the working interest to bear the cost to explore for, develop and produce such crude oil, natural gas and NGLs. A working interest owner who owns a portion of the working interest may participate either as operator or by voting his percentage interest to approve or disapprove the appointment of an operator and drilling and other major activities in connection with the development and operation of a property.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are intended to be covered by the safe harbors created by those laws. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, included in this Annual Report that address activities, events or developments that we expect or anticipate may occur in the future, including without limitation, statements regarding our financial position, operating performance and results, reserve quantities and net present values, market prices, business strategy, derivative activities, the amount and nature of capital expenditures, payment of dividends and plans and objectives of management for future operations are forward-looking statements. When we use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “forecast,” “outlook,” “aim,” “target,” “will,” “could,” “should,” “may,” “likely,” “plan,” and “probably” or the negative of such terms or similar expressions, we are making forward-looking statements. Many risks and uncertainties that could affect our future results and could cause results to differ materially from those expressed in our forward-looking statements include, but are not limited to:

•	volatility of, and declines and weaknesses in crude oil and, natural gas and NGLs prices, as well as our ability to offset volatility in prices through the use of hedging transactions;
•	the discovery, acquisition, development and replacement of crude oil, natural gas and NGLs reserves;
•	impairments in the value of our crude oil, natural gas and NGLs assets;
•	future capital requirements;
•	our ability to maintain sufficient liquidity in order to fully implement our business plan;
•	our ability to generate cash flows that, along with our cash on hand, will be sufficient to support our operations and cash requirements;
•	the ability of the BWE Consortium to successfully execute its business plan;
•	our ability to attract capital or obtain debt financing arrangements;
•	our ability to pay the expenditures required in order to develop certain of our properties;
•	operating hazards inherent in the exploration for and production of crude oil, natural gas and NGLs;
•	difficulties encountered during the exploration for and production of crude oil, natural gas and NGLs;

•	the impact of competition;
•	our ability to identify and complete complementary opportunistic acquisitions;
•	our ability to effectively integrate assets and properties that we acquire into our operations;
•	weather conditions;
•	the uncertainty of estimates of crude oil, natural gas reserves and NGLs;
•	currency exchange rates and regulations;
•	unanticipated issues and liabilities arising from non-compliance with environmental regulations;
•	the ultimate resolution of our abandonment funding obligations with the government of Gabon and the audit of our operations in Gabon currently being conducted by the government of Gabon;
•	the ultimate resolution of our negotiations with EGPC relating to the Effective Date Adjustment (as defined below);
•	the availability and cost of seismic, drilling and other equipment;
•	difficulties encountered in measuring, transporting and delivering crude oil, natural gas, and NGLs to commercial markets;
•	timing and amount of future production of crude oil and, natural gas and NGLs;
•	hedging decisions, including whether or not to enter into derivative financial instruments;
•	general economic conditions, including any future economic downturn, the impact of inflation, disruption in financial of credit;
•	our ability to enter into new customer contracts;
•	changes in customer demand and producers’ supply;
•	actions by the governments of and events occurring in the countries in which we operate;
•	actions by our joint venture owners;
•	compliance with, or the effect of changes in, governmental regulations regarding our exploration, production, and well completion operations including those related to climate change;
•	the outcome of any governmental audit; and
•	actions of operators of our crude oil and, natural gas and NGLs properties.

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

Risk Factor Summary

Below is a summary of our risk factors. The risks below are those that we believe are the material risks that we currently face but are not the only risks facing us and our business. If any of these risks actually occur, our business, financial condition and results of operations could be materially adversely affected. See “Risk Factors” beginning on page 27 and the other information included elsewhere or incorporated by reference in this annual report for a discussion of factors you should carefully consider before deciding to invest in our common stock.

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

•	The proposed acquisition of Svenska (as defined below) may not be consummated and if consummated, we may not realize the anticipated benefits expected from the acquisition.
•

Our reserve information represents estimates that may turn out to be incorrect if the assumptions on which these estimates are based are inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present values of our reserves.

•	If our assumptions underlying accruals for abandonment/decommissioning costs are too low, we could be required to expend greater amounts than expected.
•	We may not generate sufficient cash to satisfy our payment obligations under the Merged Concession Agreement or be able to collect some or all of our receivables from the EGPC, which could negatively affect our operating results and financial condition.
•	The Egyptian PSCs contain assignment provisions which, if triggered or deemed to be triggered, could adversely affect our business.
•	We could lose our interest in Block P if we do not meet our commitments under the production sharing contract.
•	Commodity derivative transactions that we enter into may fail to protect us from declines in commodity prices and could result in financial losses or reduce our income.
•	We are exposed to the credit risks of the third parties with whom we contract.
•	Our business could be materially and adversely affected by security threats, including cybersecurity threats, and other disruptions.
•	Current and future geopolitical events outside of our control could adversely impact our business, results of operations, cash flows, financial condition and liquidity.
•	Production cuts mandated by the government of Gabon, a member of OPEC, could adversely affect our revenues, cash flow and results of operations.
•	We have less control over our investments in foreign properties than we would have with respect to domestic investments.
•	Our operations may be adversely affected by political and economic circumstances in the countries in which we operate.
•	Inflation could adversely impact our ability to control costs, including operating expenses and capital costs.
•	Our results of operations, financial condition and cash flows could be adversely affected by changes in currency exchange rates.
•	We operate in international jurisdictions, and we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-corruption laws.
•	There are inherent limitations in all control systems, and misstatements due to error or fraud that could seriously harm our business may occur and not be detected.
•	We may not have enough insurance to cover all of the risks we face.
•	Our business could suffer if we lose the services of, or fail to attract, key personnel.
•	We may be exposed to the risk of earthquakes in Alberta, Canada.
•	We may be adversely affected by changes in currency regulations.
•	We may be adversely affected by changes to interest rates.
•	The development of our estimated proved undeveloped reserves may take longer and may require higher levels of capital expenditures than we currently anticipate. Therefore, our estimated proved undeveloped reserves may not be ultimately developed or produced.
•	There may be valid challenges to title or legislative changes which affect our title to the oil, natural gas and NGLs properties we control in Canada.
•	Crude oil, natural gas and NGLs prices are highly volatile and a depressed price regime, if prolonged, may negatively affect our financial results.
•	Exploring for, developing, or acquiring reserves is capital intensive and uncertain.
•	Competitive industry conditions may negatively affect our ability to conduct operations.
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

We are a Houston, Texas-based, African-focused independent energy company with strong production and reserve portfolio of assets in Gabon, Egypt, Equatorial Guinea and Canada, currently engaged in the acquisition, exploration, development and production of crude oil, natural gas and NGLs.

We own a working interest in, and are the operator of, the Etame PSC related to the Etame Marin block located offshore Gabon in West Africa. The Etame Marin block covers an area of approximately 46,200 gross acres located 20 miles offshore in water depths of approximately 250 feet. Currently, our working interest in the Etame Marin block is 58.8%, and we are designated as the operator on behalf of the Etame Consortium. The block is subject to a 7.5% back-in carried interest by the government of Gabon, which they have assigned to a third party. Our working interest will decrease to 57.2% in June 2026 when the back-in carried interest increases to 10%.

We are also a member of a consortium with BW Energy and Panoro Energy (the “BWE Consortium”). The BWE Consortium has been provisionally awarded two blocks in the 12th Offshore Licensing Round in Gabon. Negotiations to finalize the commercial terms were held in 2023, however they were halted late in the year due to the presidential elections.  The negotiations were started again at the request of the Gabonese Government in early February 2024, where the consortium and the government came to an agreement on the fiscal terms on February 9, 2024. The next step is concluding the terms of PSCs with the Gabonese government. BW Energy will be the operator with a 37.5% working interest, with VAALCO (37.5% working interest) and Panoro Energy (25% working interest) as non-operating joint owners. The two blocks, G12-13 and H12-13 are adjacent to our Etame PSC as well as BW Energy and Panoro’s Dussafu PSC offshore Southern Gabon and cover an area of 2,989 square kilometers and 1,929 square kilometers, respectively.

As a result of the business combination transaction with TransGlobe Energy Corporation (“TransGlobe”) in 2022 (the “Arrangement”), we own a 100% working interest in PSCs covering two regions: the Eastern Desert, which contains the West Gharib, West Bakr and North West Gharib merged concessions (45,067 acres) and the Western Desert which contains the South Ghazalat concession (7,340 acres).  We also acquired TransGlobe’s production and working interests in Cardium light oil and Mannville liquids-rich gas assets located in Harmattan, Canada (47,400 gross acers developed).

On February 29, 2024, VAALCO Energy (Holdings), LLC (“Buyer”), a Delaware limited liability company and wholly-owned subsidiary of us, and Petroswede AB, a company incorporated in Sweden (“Seller”), entered into a Share Purchase Agreement (the “Share Purchase Agreement”) pursuant to which the Buyer will purchase all of the issued shares in the capital of Svenska Petroleum Exploration Aktiebolag, a company incorporated in Sweden (“Svenska”) for $66.5 million in cash (the “Purchase Price”), subject to adjustment as described in the Share Purchase Agreement. Pursuant to the terms and subject to the conditions of the Share Purchase Agreement, upon closing of the Acquisition (the “Closing”), Buyer will acquire Svenska and, as a result, Svenska’s primary asset: a 27.39% non-operated working interest in the deepwater producing Baobab field in Block CI-40, offshore Cote d’Ivoire in West Africa. Buyer will also acquire a 21.05% non-operated working interest in OML 145, a non-producing discovery located offshore of Nigeria that is not expected to be developed at this time.  The Purchase Price will be funded by a combination of a dividend of cash on Svenska’s balance sheet to the Seller immediately prior to the consummation of the Acquisition and a portion of VAALCO’s cash-on-hand. VAALCO estimates that cash due from VAALCO at Closing will be in the range of approximately $30 to $40 million.

At December 31, 2023, net proved reserves related to Gabon were 9.1 MBoe, net proved reserves related to Egypt were 10.6 MBoe and net proved reserves related to Canada were 9.0 MBoe.

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

As of December 31, 2023, our core areas in Gabon are illustrated below:

Egypt Segment

In Egypt, as of December 31, 2023, our interests are spread across two regions: the Eastern Desert, which contains the West Gharib, West Bakr and North West Gharib merged concessions, and the Western Desert, which contains the South Ghazalat concession. The Eastern Desert merged concession is approximately 45,067 acres and the Western Desert, South Ghazalat concession, is approximately 7,340 acres. Both of our Egyptian blocks are PSCs with the Egyptian General Petroleum Corporation (“EGPC”), the Egyptian government and VAALCO. We have an equal ownership interest, with EGPC owning the other portion, in the joint venture that has a 100% working interest in both PSCs. Our oil entitlement is the sum of cost oil, profit oil and excess cost oil, if any. The government takes their share of production based on the terms and conditions of the respective contracts. Our share of royalties is paid out of the government's share of production. Taxes are captured in the Egyptian government's net entitlement oil due and therefore there is no additional tax burden to us.

On January 20, 2022, prior to the consummation of the Arrangement, TransGlobe announced a fully executed Merged Concession Agreement with EGPC that merged the three existing Eastern Desert concessions with a 15-year primary term and improved economics. In advance of the Minister of Petroleum and Mineral Resources of the Arab Republic of Egypt (the “Minister”) executing the Merged Concession Agreement, TransGlobe paid the first modernization payment of $15.0 million and signature bonus of $1.0 million as part of the conditions precedent to the official signing ceremony on January 19, 2022. On February 1, 2022, TransGlobe paid the second modernization payment of $10.0 million. In accordance with the Merged Concession Agreement, we agreed to substitute the 2023 and 2024  payment and issue two $10.0 million credits against receivables owed from EGPC. We will make two further annual modernization payments of $10.0 million each beginning February 1, 2025 until February 1, 2026. We also have minimum financial work commitments of $50.0 million per each five-year period of the primary development term, commencing on February 1, 2020 (the "Merged Concession Effective Date"). As of December 31, 2023, the $50 million of financial work commitments had been delivered to EGPC. As the Merger Concession Agreement is effective as of February 1, 2020, there will be an effective date adjustment owed to us for the difference in the historic commercial terms and the revised commercial terms applied against the production since the Merged Concession Effective Date. The cumulative amount of the effective date adjustment was estimated at $67.5 million. However, the cumulative amount to be received as a result of the effective date adjustment is currently being finalized with EGPC and could result in a range of outcomes based on the final price per barrel negotiated. At December 31, 2023, we had received $17.2 million of the receivable and the remaining $50.3 million is recorded on our consolidated balance sheet in Receivables-Other, net.

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

The following illustrates our Merged Concession in the Eastern Desert:

The following illustrates our concession, South Ghazalat, in the Western Desert:

Canada Segment

In Harmattan, Canada, we own production and working interests in Cardium light oil and Mannville liquids-rich gas assets. Harmattan is located approximately 80 kilometers north of Calgary, Alberta. This property produces oil and associated natural gas from the Cardium zone and liquids-rich natural gas from zones in the Lower Mannville and Rock Creek formations at vertical depths of 1,200 to 2,600 meters. The Harmattan property covers 47,400 gross acres of developed land and 28,700 gross acres of undeveloped land. We also own a 100% working interest in a large oil battery and a compressor station where a majority of oil volumes are handled. All gas is delivered to a third party non-operated gas plant for processing.

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

In February of 2023, we acquired an additional 14.1% participating interest, increasing our participating interest in the Block to 60.0%. In March 2023, Atlas voted to participate in the Venus Development. Amendment 5 of the PSC was approved by all parties in March 2023 with this updated participating interest, and execution of the Venus development plan has been initiated. This increase of 14.1% participating interest increases our future payment to GEPetrol to $6.80 million at first commercial production of the Block. The Third  Amendment to the Joint Operating Agreement (“JOA”) was approved by GEPetrol and Atlas on Feb 18, 2024 and was further approved by the MMH on Feb 27, 2024. With the approval of the JOA, the work could commence on the engineering for the Venus Development to enable a Final Investment Decision (“FID”) on the Venus Development.

As of December 31, 2023, our Block P license in Equatorial Guinea is illustrated below:

DRILLING ACTIVITY

In Gabon, we commenced the  2021/2022 drilling campaign in December 2021. The following table sets forth the total number of completed exploratory and development wells in 2023, 2022 and 2021 on a gross and net basis:

	Gabon
	Gross			Net
	2023	2022	2021	2023	2022	2021
Exploratory wells
Productive	—	—	—	—	—	—
Dry	—	—	—	—	—	—
In progress	—	—	—	—	—	—
Development wells
Productive	—	4	—	—	2.4	—
Dry	—	—	—	—	—	—
In progress	—	—	1	—	—	0.6
Total wells	—	4	1	—	2.4	0.6

In December 2021, we began drilling the ETAME 8H-ST development well that was completed in February 2022. In 2022, we completed the Etame 8H-ST, North Tchibala 2H-ST, South Tchibala-1HB-ST2 and Avouma 3H-ST development wells.

The following table sets forth the total number of exploratory and development wells from the TransGlobe acquisition date in 2022 and 2023 in Egypt on a gross and net basis:

	Egypt
	Gross		Net
	2023	2022	2023	2022
Exploratory wells
Productive	—	—	—	—
Dry	2	2	2	2
In progress	—	—	—	—
Development wells
Productive	16	2	16	2
Dry	—	—	—	—
In progress	—	1	—	1
Total wells	18	5	18	5

The 18 wells drilled in 2023 along with the spud date for each were the EastArta-53 - January 15, 2023, the K-81 - February 2, 2023, the K-79 - February 21, 2023, the Arta-80 - March 10, 2023, the Arta-81 - March 21, 2023, the HE-5 Injector - April 16, 2023, the HE-3 - May 10, 2023, the Arta-82 - May 25, 2023, the Arta-84 - June 6, 2023, the NEG-5C1 - June 16, 2023, the K-80 - June 30, 2023, the K-84 - July 16, 2023, the K-85 - July 31, 2023, the M-24 - August 14, 2023, the Arta-91 - September 1, 2023, the EA-54 - September 12, 2023 and the EA-55 - October 4, 2023.  The two dry hole wells were the NWG-SC1 and the EA-54 which were abandoned during 2023.

The wells drilled in 2022 included the M-17 Development well which was spud on September 28, 2022 and rig released on October 17, 2022, the NWG-2INJ-1A planned as injector well but encountered oil and came online December 23, 2022 and the Arta-77Hz well in progress which came online in the first quarter of 2023.

The following table sets forth the total number of exploratory and development wells from the TransGlobe acquisition date in 2022 and all of 2023 in Canada on a gross and net basis:

	Canada
	Gross		Net
	2023	2022	2023	2022
Exploratory wells
Productive	—	—	—	—
Dry	—	—	—	—
In progress	—	—	—	—
Development wells
Productive	2	3	2	3
Dry	—	—	—	—
In progress	—	—	—	—
Total wells	2	3	2	3

The two wells drilled in 2023 were the 12-12-030-04W5/0 and the 16-30-029-03W5/0 with a spud date of January 28, 2023 and February 22, 2023, respectively.

The three wells drilled in 2022 were the 4-10-29-3W5, the 4-18-29-3W5 and the 4-24-29-4W5 well with a spud date of July 4, 2022, June 11, 2022 and June 23, 2022, respectively.

ACREAGE AND PRODUCTIVE WELLS

Below is the total acreage under lease or covered by the Etame PSC, Egypt PSCs, Canada PSCs and Block P and the total number of productive crude oil, natural gas and NGLs wells as of December 31, 2023:

	Developed			Undeveloped(2)		Total
Acreage in thousands	Gross		Net	Gross	Net	Gross	Net
Gabon	6.9		4.1	39.4	23.1	46.3	27.2
Canada	47.4		41.7	28.7	25.3	76.1	67.0
Egypt	29.2		29.2	23.3	23.3	52.5	52.5
Equatorial Guinea	—		—	57.3	26.3	57.3	26.3
Total acreage	83.5		75.0	148.7	97.9	232.2	173.0

Productive crude oil wells	Gross		Net
Gabon	15	(1)	8.8
Canada	63		59.5
Egypt	123		123.0
Total Productive crude oil wells	201		191.3

Productive natural gas wells	Gross		Net
Gabon	—		—
Canada	40		37.6
Egypt	—		—
Total productive natural gas wells	40		37.6

(1)  Excludes three wells shut-in due to the presence of high levels of H2S.

(2)  The expiration dates for undeveloped acreage associated with each region is as follows:

a. For Gabon the undeveloped acres expire at the end of the license contract; currently 2028 with two five-year options to extend the license contract.

b. For Egypt the undeveloped acres expire at the end of the license contracts; currently 2035 with one five-year option to extend the license contract for the West Gharib, West Bakr and North West Gharib areas and 2039 with one 5 year extension for South Ghazlat area.

c. For Canada the undeveloped acres are generally held by production by areas that are producing reserves. At December 31, 2023 approximately 82% of Canada’s net undeveloped acreage has no expiration risk. Approximately 4.3 acres have risk of expiration from 2024 through 2027.

RESERVE INFORMATION

Estimated Reserves and Estimated Future Net Revenues

Reserve Data

In accordance with the current SEC guidelines, estimates of future net cash flow from our properties and the present value thereof are made using the average of the first-day-of-the-month price for each of the twelve months of the year adjusted for quality, transportation fees and market differentials. Such prices are held constant throughout the life of the properties except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. For 2023, the average of such prices used for our reserve estimate was $83.22 per Bbl for crude oil for Gabon. Prices were $64.59 per Bbl for crude oil from Egypt and $71.67 per Bbl for crude oil from Canada. For 2022, the average of such prices used for our reserve estimates was $100.35 per Bbl for crude oil from Gabon. Prices were between $84.76 and $85.65 per Bbl for crude oil from Egypt and $89.61 per Bbl for crude oil from Canada. For Gabon, this compares to the average of such price used for 2021 of $69.10 per Bbl.

For 2023, the adjusted average price for our reserves associated with natural gas was $1.91 per MCF, $5.20 per Bbl for Ethane, $20.18 per Bbl for propane, $36.69 per Bbl for butane and $74.76 per Bbl for condensates. For 2022, the adjusted average price for our reserves associated with natural gas was $4.13 per MCF, $12.77 per Bbl for Ethane, $40.27 per Bbl for propane, $43.85 per Bbl for butane and $91.57 per Bbl for condensates.

Reserves reported below consist of net proved reserves related to the Etame Marin block located offshore Gabon in West Africa, the eastern desert and western area of Egypt and Harmattan area of west central Alberta, Canada. The tables below sets forth our estimated net proved reserve quantities for the years ended December 31, 2023, 2022 and 2021. The Gabon and Egypt information was prepared by the independent petroleum engineering firm, Netherland, Sewell & Associates, Inc. (“NSAI”). Canada information was prepared by the independent firm, GLJ Ltd. ("GLJ"). The 2021 information includes the Sasol interest in the Etame Marin block as we acquired Sasol’s interest on February 25, 2021.

	As of December 31, 2023
	Crude Oil (MBbls)	Natural Gas (MMcf)	NGLs (MBbls)	Total (MBoe)(1)
Proved developed reserves
Gabon	8,053	—	—	8,053
Egypt	10,141	—	—	10,141
Canada	1,310	9,011	1,449	4,260
Total proved developed reserves	19,504	9,011	1,449	22,454
Proved undeveloped reserves
Gabon	1,011	—	—	1,011
Egypt	451	—	—	451
Canada	2,122	7,921	1,289	4,731
Total proved undeveloped reserves	3,584	7,921	1,289	6,193
Total proved reserves	23,088	16,932	2,738	28,647

(1) To convert Natural Gas to MBoe, MMcf is divided by 6.

Standardized Measure and Changes in Proved Reserves

The following table shows changes in total proved Gabon reserves for all presented years:

Proved Reserves	As of December 31,
(MBoe)	2023	2022	2021
Proved reserves, beginning of year	10,219	11,218	3,216
Production	(3,197)	(2,971)	(2,599)
Revisions of previous estimates	2,042	1,972	7,968
Extensions and discoveries	—	—	—
Purchase of reserves	—	—	2,633
Proved reserves, end of year	9,064	10,219	11,218

In February 2021, we completed the acquisition of Sasol’s interest in the Etame Marin block. The reserves associated with the acquisition is included in the purchase of reserves category of the December 2021 balance. In 2022, we drilled four wells that were previously included in the proved undeveloped category of the 2021 reserves.

In comparing the net proved reserves of 9.1 MMBoes at December 31, 2023 to the 10.2 MMBoes at December 31, 2022, we added 2.0 MMBoes of reserves through positive revisions of previous estimates. 2.8 MMBoes of the positive revisions were due to performance offset by 0.8 MMBoes of negative revisions through price. The decrease of 17% in the average of the first-day-of-the-month prices for each of the years, adjusted for quality, transportation fees and market differentials required by SEC rules to determine reserves, was $83.22 for 2023 down from $100.35 for 2022.

The following table shows changes in total proved Egypt reserves for the year ended December 31, 2023 and the period October 14, 2022 through December 31, 2022:

Proved Reserves	As of December 31,
(MBoe)	2023	2022	2021
Proved reserves, beginning of year	8,577	—	—
Production	(2,771)	(639)	—
Revisions of previous estimates	4,693	—	—
Extensions and discoveries	93	—	—
Purchase of reserves	—	9,216	—
Proved reserves, end of year	10,592	8,577	—

In 2023, eighteen wells were drilled in Egypt as part of the 2023 drilling campaign. Two of these wells were exploratory that resulted in dry hole wells.

In comparing the net proved reserves of 10.6 MMBoes at December 31, 2023 to the 8.6 MMBoes at December 31, 2022, we added 4.7 MMBoes of reserves through positive revisions of previous estimates. 5.3 MMBoes of the positive revisions were due to performance offset by 0.6 MMBoes of negative revisions through price. The decrease of 20% in the average of the first-day-of-the-month prices for each of the years, adjusted for quality, transportation fees and market differentials required by SEC rules to determine reserves, was $64.59 for 2023 down from $85.02 for 2022.

The following table shows changes in total proved Canada reserves for the year ended December 31, 2023 and the period October 14, 2022 through December 31, 2022:

Proved Reserves	As of December 31,
(MBoe)	2023	2022	2021
Proved reserves, beginning of year	9,161	—	—
Production	(859)	(247)	—
Revisions of previous estimates	(1,163)	—	—
Extensions and discoveries	1,852	—	—
Purchase of reserves	—	9,408	—
Proved reserves, end of year	8,991	9,161	—

In comparing the net proved reserves of 9.0 MMBoes at December 31, 2023 to the 9.2 MMBoes at December 31, 2022, 1.2 MMBoes of reserves were removed through negative revisions of previous estimates. 0.9 MMBoes of the negative revisions were due to performance and 0.3 MMBoes of negative revisions were through price. The decrease of 28% in the average of the first-day-of-the-month prices for the composite MBoe equivalent each of the years, adjusted for quality, transportation fees and market differentials required by SEC rules to determine reserves, was $39.63 per Boe for 2023 down from $55.30 per Boe for 2022..

The following table sets forth the standardized measure of discounted future net cash flows:

	As of December 31,
	2023	2022	2021
	(in thousands)
Gabon	$107,824	$244,427	$99,258
Egypt	161,747	226,888	—
Canada	72,363	153,150	—
Standardized measure of discounted future net cash flows	$341,934	$624,465	$99,258

The information set forth in the tables includes revisions for certain reserve estimates attributable to proved properties included in preceding years’ estimates. Such revisions are the result of additional information from subsequent completions and production history from the properties involved or the result of an increase or decrease in the projected economic life of such properties resulting from changes in product prices, estimated operating costs and other factors. Crude oil amounts shown for Gabon are recoverable under the Etame PSC, and the reserves in place at the end of the contract remain the property of the Gabon government. Crude oil amounts shown for Egypt are recoverable under the Merged Concession and the western desert South Ghazalat concession, and the reserves in place at the end of those concessions remain the property of the Egyptian government. The reserves at the end of the contract, including extensions, are not included in the table above.

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

Proved undeveloped reserves

Historically, we have reviewed on an annual basis all of our PUDs to ensure an appropriate plan for development exists.

The following table discloses our estimated proved undeveloped (“PUD”) reserve activities:

	Proved Undeveloped Reserves	Future Development Costs
	(MBoe)	(in thousands
Beginning proved undeveloped reserves at December 31, 2022	4,322	$72,142
Undeveloped reserves converted to developed reserves	(602)	(11,212)
Revisions	891	34,570
Extensions and discoveries	1,582	23,607
Ending proved undeveloped reserves at December 31, 2023	6,193	$119,107

Our PUD reserves at December 31, 2023 increased by 1.9 MMBoe, primarily due to:

Extensions and Discoveries — Extensions and discoveries of 1.6 MMBoe are primarily due to our Canada segment where the wells drilled in 2023 proved up areas surrounding the drilling locations and future drilling locations were added in that area.

Revisions of Previous Estimates — Revision of 0.9 MMBoe are primarily due to our Gabon segment where a well future well locations was added.

Conversion to Proved Developed — Conversions of 0.6 MMBoe are attributable to our Egypt segment where five wells that were previously classified ad PUDs were converted to PDP as part of the 2023 drilling program.

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

Our controls over reserve estimation include engaging and retaining qualified independent petroleum and geological firms with respect to reserves information. We provide information to our independent reserve engineers about our crude oil, natural gas and NGLs properties in Gabon, Egypt and Canada which includes, but is not limited to, production profiles, ownership and production sharing rights, prices, costs and future drilling plans. Our independent reserve engineers prepare their own estimates of the reserves attributable to our properties. The reserves estimates for our Gabon, Egypt and Canada assets shown herein have been independently evaluated by NSAI (Gabon and Egypt), GLJ (Canada) and our Technical Reserve Committee.

NET VOLUMES SOLD, PRICES, AND PRODUCTION COSTS

Net volumes sold, average sales prices per unit, and production costs per unit for our 2023, 2022 and 2021 operations are shown in the tables below.

	Production Volumes (2)			Sales Volumes (2)			Average Sales Price (2)			Average Production Cost (2)
	Crude Oil (MBbl)	Natural Gas (MMcf)	NGLs (MBbl)	Crude Oil (MBbl)	Natural Gas (MMcf)	NGLs (MBbl)	Crude Oil (Per Bbl)	Natural Gas (per Mcf)	NGLs (Per Bbl)	Total (per BoE)

Year Ended December 31, 2023
Gabon	3,197	—	—	3,196	—	—	$79.80	$—	$—	$27.26
Egypt(1)	2,771	—	—	2,771	—	—	58.11	—	—	19.77
Canada(1)	334	1,528	270	334	1,528	270	71.88	1.93	26.58	11.02
Total	6,302	1,528	270	6,301	1,528	270	$69.84	$1.93	$26.58	$22.16

Year Ended December 31, 2022
Gabon	2,971	—	—	2,919	—	—	$103.09	$—	$—	$33.18
Egypt(1)	547	—	—	547	—	—	69.00	—	—	21.84
Canada(1)	72	396	73	93	335	63	79.56	4.00	36.12	9.33
Total	3,590	396	73	3,559	335	63	$97.24	$4.00	$36.12	$30.12

Year Ended December 31, 2021
Gabon	2,599	—	—	2,711	—	—	$70.66	—	—	$29.97

(1) Reflects sales and production costs after the acquisition date, October 13, 2022

(2) The sales volumes and per Boe information are reported on NRI basis

(3) All of the Company’s production volumes in Gabon are from the Etame Marin block, all of the Company’s production volumes in Egypt are from the Petrobakr concession and substantially all of the Company’s production volumes in Canada are from the Harmattan area.

AVAILABLE INFORMATION

VAALCO Energy, Inc. is a Delaware corporation, incorporated in 1985 and headquartered at 9800 Richmond Avenue, Suite 700, Houston, Texas 77042. Our telephone number is (713) 623-0801 and our website address is www.vaalco.com. We make available, free of charge on our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, at https://www.vaalco.com/investors/sec-filings as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. These reports and other information are also available on the SEC's website at https://www.sec.gov. Information contained on our website and the SEC’s website is not incorporated by reference into this Annual Report. We have placed on our website copies of charters for our Audit Committee, Compensation Committee and Environmental, Social and Governance Committee as well as our Code of Business Conduct and Ethics (“Code of Ethics”), Corporate Governance Principles and Code of Ethics for the CEO and Senior Financial Officers. Stockholders may request a printed copy of these governance materials by writing to the Company Secretary, VAALCO Energy, Inc., 9800 Richmond Avenue, Suite 700, Houston, Texas 77042. We intend to disclose updates or amendments to our Code of Ethics and Code of Ethics for the CEO and Senior Financial Officers on our website within four business days following the date of such update or amendment.

CUSTOMERS

Gabon

For the years ended December 31, 2023, 2022 and 2021, we sold our crude oil production from Gabon under a term contract with pricing in the month of lifting, adjusted for location and market factors. For the period of August 2022 through December 2022, revenues in Gabon were concentrated in one customer that constituted 100% of revenues in Gabon. For the year ended December 31, 2023, revenues in Gabon were concentrated in one customer that constituted 100% of revenues in Gabon.

Egypt

For the period of October 14, 2022 through December 31, 2022, revenues in Egypt were concentrated with one customer that constituted 100% of revenues in Egypt. For the year ended December 31, 2023, revenues in Egypt were concentrated in two separate customers that constituted approximately 62% and 38% of revenues in Egypt.

Canada

For the period of October 14, 2022 through December 31, 2022, revenues in Canada were concentrated in three separate customers that constituted approximately 54%, 32% and 14% of revenues in Canada. For the year ended December 31, 2023, revenues in Canada were concentrated in three separate customers that constituted approximately 52%, 37% and 7% of revenues in Canada

EMPLOYEES AND HUMAN CAPITAL RESOURCE MANAGEMENT

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

As part of our sustainability effort, we plan to conduct and publish the results of an all-employee engagement survey in 2024.

Demographics

As of December 31, 2023, we had 189 full-time employees, 91 of whom were located in Gabon, 34 in Egypt, 9 in Canada and 55 in Houston. Likewise, there are 42 contractors in Gabon, 16 contractors in Egypt, 1 contractor in Canada and 21 contractors in Houston. We are not subject to any collective bargaining agreements, although some of the national employees in Gabon are members of the NEOP (National Organization of Petroleum Workers) union. We believe relations with our employees are satisfactory.

Diversity and Inclusion

We value building diverse teams, embracing different perspectives and fostering an inclusive, empowering work environment for our employees. We have a long-standing commitment to equal employment opportunity as evidenced by our Equal Employment Opportunity policy. Approximately 16% of our management team are female employees, 96% of our Gabon workforce is Gabonese and 92% of our Egypt workforce is Egyptian.

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

As the success of our business is fundamentally connected to the well-being of our people, we offer benefits that support their physical, financial and emotional well-being. We provide our employees with access to flexible and convenient medical programs intended to meet their needs and the needs of their families. In addition to this medical coverage, we offer eligible employees dental and vision coverage, health savings and flexible spending accounts, paid time off, employee assistance programs, voluntary short-term and long-term disability insurance and term life insurance. Additionally, we offer a 401(k) Savings Plan and Deferred Compensation Plan to certain employees. Certain employees receive additional compensation for working in foreign jurisdictions.  We also plan to expand the benefit for our employees to participate in paid volunteering in company-approved activities, in certain areas of operation.  As part of this global effort, we also expect to publish details about this new benefit for employees.

Workplace environment is also crucial in attracting and retaining key talent.  Most of our offices offer a certain level of flexibility (i.e. work from home days and/or flexible core hours) to help meet the needs of the multigenerational workforce and the needs of the business. Our benefits and compensation packages vary by location and are designed to meet or exceed local laws and to be competitive in the marketplace.

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

REGULATORY

Question - is our practice to obtain any updates on country-specific regulations from local counsel? Also, there was an issue with us not filing to be regulated locally for emissions, verses federally, in Canada. Consider if that merits a mention somewhere.

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

Gabon

Our exploration and production activities offshore Gabon are subject to Gabonese regulations. Failure to comply with these laws and regulations may result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties. Moreover, these laws and regulations could change in ways that could substantially increase our costs or affect our operations. In recent years, there have been indications that authorities were working or planned to work on a Gas Code and new Hydrocarbons Law. Also, following the coup d’état of August 30, 2023, Gabon established a Transition Committee for the Restoration of Institutions, swore in General Brice Oligui Nguema as the President and appointed a Transition Government and tentatively plans to hold national, presidential and local elections in 2025.  Accordingly, the risk of legislation having a significant impact on petroleum operations being adopted during the Transition Period cannot be discarded. The following is a summary of certain applicable regulatory frameworks in Gabon.

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

In September 2014, Law No. 11/2014, of August 28, 2014, came into force in Gabon (“2014 Hydrocarbons Law”). The 2014 Hydrocarbons Law was not exhaustive; it sought to provide a framework of governing principles and rules, applicable to both the exploratory and extracting industry of hydrocarbons, as well as the downstream sector, to be complemented by implementing regulations.

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

Under the 2019 Hydrocarbons Law, the direct or indirect assignment of a Contractor’s rights or obligations to third parties (non affiliates) under the PSC is subject to approval of the Minister of Petroleum. The State and the national operator have preemption rights, that the State must exercise within 60 days and the national operator must exercise within 45 days if the State does not exercise its rights within the 60 days. The preemption right of the State and the national operator also applies in change of control situations. In February 2024, the State/national operator exercised its preemption right in a share transaction involving a number of PSCs and concessions already in effect prior to 2014.

The 2019 Hydrocarbons Law also entitles the National operator to acquire a maximum 15% stake at market value in all PSCs as of the date of signature.

In addition, the 2019 Hydrocarbons Law provides that the State of Gabon may acquire an equity stake of up to 10%, at market value, in an operator applying for or already holding an exclusive development and production authorization.

Canada

In Harmattan, Canada, we now own production and working interests in certain facilities in the Cardium light oil and Mannville liquids-rich gas assets. Harmattan is located approximately 80 kilometers north of Calgary, Alberta. This property produces oil and associated natural gas from the Cardium and liquids-rich natural gas from zones in the Lower Mannville and Rock Creek formations at vertical depths of 1,200 to 2,600 meters. The Harmattan property covers 46,100 gross acres of developed land and 29,300 gross acres of undeveloped land. We also own a 100% working interest in a large oil battery and a compressor station where a majority of oil volumes are handled. All gas is delivered to a third party non-operated gas plant for processing.

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

Pursuant to The Constitution Act, 1867 (Canada), the Canadian federal government has primary jurisdiction over interprovincial oil and gas pipelines, import and export trade in oil and gas, and offshore oil and gas exploration and production. Proposed interprovincial pipeline projects require a regulatory review by the Canada Energy Regulator under the Canadian Energy Regulator Act (Canada) to proceed. An impact assessment by the Impact Assessment Agency and a determination by Cabinet that a pipeline project is in the public interest will also likely be required under the Impact Assessment Act (Canada)(“IAA”). Certain oil and gas projects were subject to federal environmental assessments prior to the Supreme Court of Canada finding the “designated projects” component of the IAA to be unconstitutional in a judgement released on October 13, 2023. The federal government has yet to introduce legislative changes to the IAA clarifying the scope of federal environmental assessments following the Supreme Court of Canada’s ruling.

The Alberta Energy Regulator (“AER”) is the primary regulator of resource development in Alberta. It derives its authority from the Responsible Energy Development Act (Alberta) and several related statutes. AER regulatory approval is required for all oil and natural gas projects or activities in Alberta. An environmental impact assessment under the Environmental Protection and Enhancement Act (Alberta) will also likely be required.

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

Canada also has extensive climate change regulations at both the federal and provincial level mandating greenhouse gas (“GHG”) emission reductions by oil and natural gas producers. The federal government enacted the Greenhouse Gas Pollution Pricing Act (Canada) (the “GGPPA”), which came into force on January 1, 2019. One component of this regime is an emissions trading system for large industry. The GGPPA allows provinces to either develop their own carbon pollution pricing systems that meet the minimum federal benchmark, failing which the federal carbon pollution pricing system applies. Alberta’s Technology Innovation and Emissions Reduction Regulation (“TIER”), which came into effect on January 1, 2020, regulates emissions of heavy industry in line with federal standards. On December 14, 2022, the Government of Alberta introduced several amendments to TIER which became effective January 1, 2023, broadening the scope of “large emitters” subject to TIER and strengthening facility specific benchmarks, among other things. The Government of Alberta also enacted the Methane Emission Reduction Regulation (Alberta) on January 1, 2020, which, in line with AER Directive 060: Upstream Petroleum Industry Flaring, Incinerating, and Venting (“AER Directive 060”) and AER Directive 017: Measurement Requirements for Oil and Gas Operations sets vent gas limits for methane per month, which are monitored through the collection of representative measuring data.

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

Equatorial Guinea

Our exploration and production activities in Equatorial Guinea are subject to the applicable regulations of the country. Failure to comply with these laws and regulations may result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties. Moreover, these laws and regulations could change in ways that could substantially increase our costs or affect our operations. A draft of a new Hydrocarbons Law was distributed by the Ministry of Petroleum during 2023 for comment and a new General Tax Law is being reviewed by the Parliament, but it is still not possible to determine if any changes materially affecting our operations will be approved. The following is a summary of certain currently applicable regulatory frameworks in Equatorial Guinea.

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

In June 2016, the President of Equatorial Guinea appointed the EG MMH and the Minister of Industry and Energy, effectively splitting the Ministry of Mines, Industry and Energy into two ministries. However, no legislation on the organization and authority of each ministry has been enacted, and, in effect, the EG MMH has been exercising the powers contained within the Hydrocarbons Law to the Appointed EG Petroleum Ministry. This situation has not changed. Also, in early 2023, Mr. Gabriel Obiang Lima, who had been the Minister in charge of petroleum matters for several years, was moved to another Ministry and Mr. Antonio Oburu, who had been the General Director of the National Oil Company (GEPetrol), became the head of the MMH. Until now no materials changes in the enforcement of petroleum legislation has been felt.

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

ENVIRONMENTAL REGULATIONS

General

Our operations are subject to various federal, state, local and international laws and regulations, including laws and regulations in Gabon, Equatorial Guinea, Egypt and Canada, governing the discharge of materials into the environment or otherwise relating to environmental protection or pollution control. The cost of compliance could be significant. While we are currently complying in all material respects with all environmental laws and regulations, failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial and damage payment obligations, or the issuance of injunctive relief (including orders to cease operations). Environmental laws and regulations are complex and have tended to become more stringent over time. We also are subject to various environmental permit requirements. Some environmental laws and regulations may impose strict liability, which could subject us to liability for conduct that was lawful at the time it occurred or joint and several liability, which could subject us to liability for conduct or conditions caused by prior operators or third parties. To the extent laws are enacted or other governmental action is taken that prohibits or restricts drilling or imposes environmental protection requirements that result in increased costs to the crude oil, natural gas and NGLs industry in general, our business and financial results could be adversely affected. Although no assurances can be made, we believe that, absent the occurrence of an extraordinary event, compliance with existing laws, rules and regulations regulating the release of materials into the environment or otherwise relating to the protection of the environment will not have a material effect upon our capital expenditures, earnings or competitive position with respect to our existing assets and operations. We cannot predict, however, what effect future environmental regulation or legislation, enforcement policies, or claims for damages to property, employees, other persons, the environment or natural resources could have on us.

In addition, a number of governmental bodies have adopted, have introduced or are contemplating regulatory changes in response to the potential impact of climate change. Legislation, increased regulation and litigation regarding climate change could impose significant costs on us, our joint venture owners, and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting, and other costs to comply with such regulations. For example, in April 2016, 195 nations, including Gabon, Equatorial Guinea, Egypt, Canada and the U.S., signed and officially entered into an international climate change accord (the “Paris Agreement”). The Paris Agreement calls for signatory countries to set their own GHG emissions targets, make these emissions targets more stringent over time and be transparent about the GHG emissions reporting and the measures each country will use to achieve its GHG targets. A long-term goal of the Paris Agreement is to limit global temperature increase to well below two degrees Celsius from temperatures in the pre-industrial era. The Paris Agreement is effectively a successor agreement to the Kyoto Protocol treaty, an international treaty aimed at reducing emissions of GHG, to which various countries and regions are parties.

The State of Gabon and the Republic of Equatorial Guinea did not sign the Global Renewables and Energy Efficiency Pledge at COP 28. However, a few oil companies operating in Gabon signed the Oil and Gas Decarbonization Charter at COP 28. One of them is ending its operations in Equatorial Guinea upon the expiration of its petroleum contracts.

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

Given the political significance and uncertainty around the impact of climate change and how it should be dealt with, we cannot predict how legislation and regulation, including the Paris Agreement and any related GHG emissions targets, potential prices on carbon emissions, incentives to use renewable forms of energy or other requirements, will affect our financial condition and operating performance. Apart from any new legal developments, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry could harm our reputation, restrict our access to capital or impact the marketability of crude oil, natural gas and NGLs. In addition, the potential physical impacts of climate change on our operations are highly uncertain and would be particular to the geographic circumstances in areas in which we operate. These may include changes in rainfall amounts, storm patterns and storm intensities, water shortages, changing sea levels, and changing temperatures. These impacts may adversely impact the cost, production, and financial performance of our operations.

In part because they are economically developing countries, it is unclear how quickly and to what extent Gabon, Equatorial Guinea or Egypt will increase their regulation of climate change issues in the future. As of the date of this Annual Report, Equatorial Guinea has not adopted any new environmental legislation. Gabon has adopted Ordinance No. 019/2021 of September 13, 2021 on Climate Change, which ratification law has been published in the Official Gazette, with the objective of complying with the Paris Agreement (the "Ordinance on Climate Change"). The Ordinance on Climate Change particularly aims to: (a) provide a framework for targets to be set for controlling and reducing emissions and for increasing GHG absorption in the national climate change strategy and the national plans for climate change adaptation and mitigation; (b) define and develop tools and mechanisms for climate change adaptation and mitigation; (c) provide a framework for, and implement, strategies for adaptation, monitoring mitigation and assessment, action plans, policies, programs and adaptation and mitigation measures; (d) provide a framework and take effective response for adaptation and mitigation measures to facilitate the setting of specific sustainable development, security and energy efficiency goals; (e) promote and manage sustainable development through climate change mitigation and adaptation activities; (f) establish climate change financing mechanisms; and (g) complement international instruments addressing climate change. It also sets forth climate adaptation and mitigation measures for carbon intensive operators (which include petroleum companies) such as (a) the establishment of a National Plan on the Reduction of Gas Flaring with a zero flaring objective; (b) the establishment of a GHG emissions database and quota system, (c) a carbon offset register, and (d) penalties and sanctions for not complying with such measures. Egypt ratified the United Nations Framework Convention on Climate Change (UNFCCC) in 1994, signed the Paris Agreement in 2016 and ratified it in 2017. Egypt is among the top affected countries by climate change. Egypt is already implementing plans pertaining to energy resources diversification and acceleration of decreased carbon emissions, in line with its “Sustainable Development Strategy: Egypt Vision 2030”, the “Integrated Sustainable Energy Strategy 2035” and its “National Climate Change Strategy 2050”. Egypt was also host to the United Nations Climate Change Conference-COP27, during which the role of the oil and gas sector was the highlight of the “Decarbonization Day” thereof. Egypt submitted in June 2023 a revised Nationally Determined Contribution (NDC) to the United Nations Development Programme (“UNDP”), focusing on Egypt’s commitment to reduce emissions by 65% in the oil and gas sector (1.7 Mt CO2e) by 2030, increasing renewable energy capacities and alternative energy (including natural gas) sources to generate 42% of electricity by 2035, and increased policy actions and measures across key sectors including the oil and gas sector. Through 2022 to 2023, Egypt announced and signed further partnerships in the energy sector, particularly for green hydrogen and ammonia production. In December 2023, during COP28, Egypt formally launched the first African voluntary carbon marketplace.

Moreover, Gabon has recently adopted Law no. 007/2023 of November 2, 2023 on the prevention and management of disasters, which requires companies conducting activities defined as dangerous or operating at facilities that are deemed to have an impact on the environment, to obtain, as relevant, authorizations, or establish operational plans. There are no further guidelines on whether and how it will apply to the petroleum industry.

In addition, following the coup d’état on August 30, 2023 in Gabon, the establishment of a Transition Committee for the Restoration of Institutions, the swearing in of General Brice Oligui Nguema as President and the appointment of a Transition Government, with in view of holding elections in 2025 (tentative date), it is still unclear whether and how any environmental regulation having a material impact on petroleum operations will be adopted during the Transition Period, and how the current regulations will be implemented.

Any significant increase in the regulation or enforcement of environmental issues by Gabon, Equatorial Guinea or Egypt could have a material effect on us. Economically developing countries, in certain instances, have patterned environmental laws after those in the U.S. However, the extent that any environmental laws are enforced in economically developing countries varies significantly.

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

Our exploration and development activities, as well as our active pursuit of complementary opportunistic acquisitions, are capital intensive. To replace and grow our reserves, we must make substantial capital expenditures for the acquisition, exploitation, development, exploration and production of crude oil, natural gas and NGLs reserves. Historically, we have financed these expenditures primarily with cash from operations, debt, asset sales and private sales of equity. We are the operator of the Etame Marin block offshore Gabon, and are responsible for contracting on behalf of all the remaining parties participating in the project and rely on our joint venture owners to pay for 36.4% of the offshore Gabon budget. With respect to Block P, the EG MMH approved our appointment as technical operator in August 2020 and, since we were appointed, we will rely on the timely payment of cash calls by our joint venture owners to pay for 46.3% of the Equatorial Guinea budget, except during any development phases where we have agreed or will agree to carry their interests. The continued economic health of our joint venture owners could be adversely affected by low crude oil prices, thereby adversely affecting their ability to make timely payment of cash calls.

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

We do not currently have any commitments for future external funding for capital expenditures or acquisitions beyond cash generated from operating activities and our $50 million Facility Agreement (the commitments under which decreased to $43.8 million beginning October 1, 2023). Our ability to secure additional or replacement financing to finance expenditure beyond our current committed capital expenditure for the next 12 months may be limited. We cannot provide any assurances that such additional debt or equity financing or cash generated by operations will be available to meet our capital requirements and fund acquisitions. We may not be able to obtain debt or equity financing on terms favorable to us, or at all. Even if we succeed in selling additional equity securities to raise funds, at such time the ownership percentage of our existing stockholders would be diluted, and new investors may demand rights, preferences or privileges senior to those of existing stockholders. If we raise additional capital through debt financing, the financing may involve covenants that restrict our business activities or our ability to make future acquisitions. If cash generated by operations or cash available under any financing sources is not sufficient to meet our capital requirements beyond our current committed expenditure for the next 12 months, the failure to obtain additional financing could result in a curtailment of our operations relating to the development of our properties or prevent us from consummating acquisitions of additional reserves. Such a curtailment in operations or activities could lead to a decline in our estimated net proved reserves and would likely materially adversely affect our business, financial condition and results of operations.

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

On October 11, 2021, we announced our entry into a consortium with the “BWE Consortium” and that the BWE Consortium had been provisionally awarded two blocks, G12-13 and H12-13, in the 12th Offshore Licensing Round in Gabon. Negotiations to finalize the commercial terms were held in 2023, however they  were halted late in the year due to the presidential elections. The negotiations were kick started again at the request of the Gabonese Government  in early February 2024, where the consortium and the government came to an agreement on the fiscal terms on February 9, 2024. The next step is concluding the terms of the production sharing contracts with the Gabonese government. BW Energy will be the operator with a 37.5% working interest and we and Panoro Energy will have a 37.5% working interest and 25% working interest, respectively, as non-operating joint owners. The joint owners in the BWE Consortium intend to reprocess existing seismic and carry out a 3-D seismic campaign on these two blocks and have also committed to drilling exploration wells on both blocks. Our obligations within the BWE Consortium are subject to a number of conditions, including the negotiation and execution of production sharing contracts with the Gabonese government, as well the entry into joint operating agreements with our joint interest owners. There is no assurance that we will be able to agree to terms on definitive production sharing contracts with the Gabonese government nor joint operating agreements with the joint owners in the BWE Consortium. If we are unable to negotiate and enter into definitive agreements with each party, we may not be able to explore, develop and exploit new properties, and our results of operations could be materially adversely affected.

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

The proposed acquisition of Svenska may not be consummated and if consummated, we may not realize the anticipated benefits expected from the acquisition.

On February 29, 2024, Buyer and Seller, entered into the Share Purchase Agreement pursuant to which the Buyer will purchase all of the issued shares in the capital of Svenska for $66.5 million in cash, subject to adjustment as described in the Share Purchase Agreement. Pursuant to the terms and subject to the conditions of the Share Purchase Agreement, upon Closing, Buyer will acquire Svenska and, as a result, Svenska’s primary asset: a 27.39% non-operated working interest in the deepwater producing Baobab field in Block CI-40, offshore Cote d’Ivoire in West Africa. Buyer will also acquire a 21.05% non-operated working interest in OML 145, a non-producing discovery located offshore of Nigeria that is not expected to be developed at this time.  The Purchase Price will be funded by a combination of a dividend of cash on Svenska’s balance sheet to the Seller immediately prior to the consummation of the Acquisition and a portion of VAALCO’s cash-on-hand. VAALCO estimates that cash due from VAALCO at Closing will be in the range of approximately $30 to $40 million.

Closing is subject to obtaining necessarily regulatory approvals in Cote d’Ivoire and Sweden and the satisfaction of other customary closing conditions. If the closing conditions are not satisfied or waived within nine months of date of the Share Purchase Agreement, then either the Buyer or the Seller may, at its discretion, terminate the Share Purchase Agreement.  No assurance can be given that the required approvals will be obtained or that the required conditions to closing will be satisfied or waived in a timely manner or at all, and accordingly consummation of the Acquisition may be delayed or not occur at all.

If consummated, the success of the Acquisition will depend, in part, on our ability to realize the anticipated benefits from combining our business with Svenska’s business. The anticipated benefits and efficiencies of the Acquisition may not be realized fully or at all, may take longer to realize than expected, may not be realized or could have other adverse effects that we do not currently foresee. The failure to realize the anticipated benefits and synergies expected from the Acquisition could adversely affect our business, financial condition and operating results.

Our reserve information represents estimates that may turn out to be incorrect if the assumptions on which these estimates are based are inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present values of our reserves.

There are numerous uncertainties inherent in estimating quantities of proved crude oil, natural gas and NGLs reserves, including many factors beyond our control. Reserve engineering is a subjective process of estimating the underground accumulations of crude oil, natural gas and NGLs that cannot be measured in an exact manner. The estimates included in this document are based on various assumptions required by the SEC, including non-escalated prices and costs and capital expenditures subsequent to December 31, 2023, and, therefore, are inherently imprecise indications of future net revenues.

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

Our reserve estimates are prepared using an average of the first day of the month prices received for crude oil, natural gas and NGLs for the preceding twelve months. Future reductions in prices, below the average calculated for 2023, would result in the estimated quantities and present values of our reserves being reduced. The forecast prices and costs assumptions assume changes in wellhead selling prices and take into account inflation with respect to future operating and capital costs.

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

On January 19, 2022, subsidiaries of TransGlobe executed the Merged Concession Agreement with the EGPC, which is effective upon the Merged Concession Effective Date. Under the Merged Concession Agreement, VAALCO is obligated to make modernization payments that total $65 million and are payable over six years from the Merged Concession Effective Date of which $45.0 million have been paid. Under the Merged Concession Agreement, TransGlobe will be required to pay an additional $10 million on February 1st for each of the next two years. In accordance with the Merged Concession Agreement, we agreed to substitute the 2023 and 2024  payments and issue two $10.0 million credits against receivables owed from EGPC. In addition, VAALCO has also committed to spending a minimum of $50 million over each five-year period for the 15 years of the primary term (total $150 million). Our ability to make scheduled payments arising from the Merged Concession Agreement will depend on our financial condition and operating performance, which would be subject to then prevailing economic, industry and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flow sufficient to permit us to satisfy the payment obligations under the Merged Concession Agreement. If we are unable to satisfy our obligations, it is possible that the EGPC could seek to terminate the Merged Concession Agreement, which would negatively affect our operating results and financial condition.

In addition, as of the Merged Concession Effective Date, there was an adjustment of funds owed to us for the difference between historic and Merged Concession Agreement commercial terms applied against Eastern Desert production from the Merged Concession Effective Date. The cumulative amount of the effective date adjustment was estimated at $67.5 million. However, the cumulative amount of the effective date adjustment is currently being finalized with EGPC and could result in a range of outcomes based on the final price per barrel negotiated. At December 31, 2023, the remaining $50.3 million is recorded on our consolidated balance sheet in Receivables-Other, net. If the EGPC’s financial position becomes impaired or it disputes or if the EGPC refuses to pay some or all of the said amount, our ability to fully collect such receivable from the EGPC could be impaired, which could negatively affect our operating results and financial condition.

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

We do not believe the Arrangement triggered the Assignment Provisions. EGPC has not concurred that no assignment fee is payable.  We are continuing to engage in discussions with the office of the Minister of Petroleum and Mineral Resources and the EGPC for the purpose of resolving the matter. Resolution of this matter could result in a range of outcomes and no assurance can be given that such outcomes will not involve an offset of amounts owed by EGPC to VAALCO. If the Arrangement is deemed to have triggered the Assignment Provisions or VAALCO agrees to make payment to EGPC as part of a resolution, such payment could have an adverse effect on the value of our assets and could adversely affect our results of operations or financial condition.

We could lose our interest in Block P in Equatorial Guinea if we do not meet our commitments under the production sharing contract.

Our Block P production sharing contract provides for a development and production period of 25 years from the date of approval of a development and production plan. We and our Block P joint venture owners are evaluating the timing and budgeting for development and exploration activities in the block. We have completed a feasibility study of a standalone production development opportunity of the Venus discovery on Block P and on July 15, 2022 submitted to the EG MMH a plan of development for Block P which on September 16, 2022 was approved by the government of Equatorial Guinea. Due to delays by the partners in agreeing on certain terms relating to joint operations, the EG MMH delayed commencement of the Plan of Development, but on August 24, 2023, the EG MMH directed that activities relating to the Plan of Development resume.  There can be no certainty any such transaction will be completed or that we will be able to commence drilling operations in Block P. If the joint venture owners of Block P fail to meet the commitments under the production sharing contract amendment, our capitalized costs of $10 million associated with Block P interest would be impaired.

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

The following table shows the hedges outstanding at December 31, 2023:

Settlement Period	Type of Contract	Index	Average Monthly Volumes	Weighted Average Put Price	Weighted Average Call Price
			(Bbls)	(per Bbl)	(per Bbl)
January 2024 - March 2024	Collars	Dated Brent	85,000	$65.00	$97.00
April 2024 - June 2024	Collars	Dated Brent	65,000	$65.00	$100.00

The following table shows the additional hedges entered into in 2024:

Settlement Period	Type of Contract	Index	Average Monthly Volumes	Weighted Average Put Price	Weighted Average Call Price
			(Bbls)	(per Bbl)	(per Bbl)
July 2024 - September 2024	Collars	Dated Brent	80,000	$65.00	$92.00

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

We may be exposed to third-party credit risk through our contractual arrangements with government entities party to our PSCs, our current or future joint venture owners, marketers of our petroleum and natural gas production, purchasers of our oil, natural gas and NGLs products and other parties. In addition, we may be exposed to third-party credit risk from operators of properties in which we have a Working Interest or Royalty Interest. In the event such entities fail to meet their contractual obligations to us, such failures may have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, poor credit conditions in the industry generally and among our joint venture owners may affect a joint venture owner’s willingness to participate in our ongoing capital program, potentially delaying the program and the results of such program until it finds a suitable alternative partner. To the extent that any of such third parties go bankrupt, become insolvent, or make a proposal or institute any proceedings relating to bankruptcy or insolvency, it could result in our inability to collect all or a portion of any money owing from such parties. Any of these factors could materially adversely affect our financial and operational results.

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

In addition, we are and may in the future be exposed to third-party credit risk through our contractual arrangements with governmental entities in Gabon or the EGPC. Significant changes in the crude oil industry, including fluctuations in commodity prices and economic conditions, environmental regulations, government policy, royalty rates and other geopolitical factors, could adversely affect our ability to realize the full value of our accounts receivable from government entities in Gabon or the EGPC. Historically, we have had significant account receivables outstanding from governmental entities in Gabon and the EGPC. While the EGPC has made regular payments of these amounts owing, the timing of these payments has historically been longer than the normal industry standard. In addition, EGPC has at times faced difficulties in accessing foreign exchange markets for the purpose of obtaining U.S. dollars in exchange for Egyptian Pounds. In the event the Governments of Gabon or Egypt fails to meet their respective obligations or we are forced to accept payment in foreign currencies, such failures could materially adversely affect our financial and operational results.

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

Current and future geopolitical events outside of our control could adversely impact our business, results of operations, cash flows, financial condition and liquidity.

We face risks related to geopolitical events, international hostility, epidemics, outbreaks and other macroeconomic events that are outside of our control. The occurrence of certain geopolitical events, including those arising from terrorist activity, international hostility, public health crisis, and the economic impact of global trade tension and the imposition of tariffs, could significantly disrupt our business and operational plans and adversely affect our results of operations, cash flows, financial condition and liquidity. For instance, the ongoing conflicts in the Middle East and between Russia and Ukraine have and may continue to cause geopolitical instability, and adversely impact the global economy, supply chains and specific markets and industries. Although we are not able to enumerate all potential risks to our business resulting from these and other similar events, we believe that such risks include, but are not limited to, the following:

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

We cannot reasonably estimate the period of time that these conditions will persist; the full extent of the impact they will have on our business, results of operations, cash flows, financial condition and liquidity; or the pace or extent of any subsequent recovery.

Production cuts mandated by the government of Gabon, a member of OPEC, could adversely affect our revenues, cash flow and results of operations.

After terminating its membership with OPEC in 1995, Gabon re-joined OPEC as a full member in July 2016. Historically and from time to time, members of OPEC have entered into agreements to reduce worldwide production of crude oil, including the agreement reached in April 2020 among OPEC member countries and other leading allied producing countries (collectively, “OPEC+”) to reduce the gap between excess supply and demand in an effort to stabilize the international oil market. Gabon undertook measures to comply with such OPEC+ production quota agreement. As a result, the Minister of Hydrocarbons in Gabon requested that we reduce our production beginning July 2020 and continuing through April 20, 2021 in compliance with the OPEC+ mandate, and we took measures to temporarily reduce our production. In July 2021, OPEC+ agreed to increase production beginning in August 2021 and to gradually phase out prior production cuts by September 2022. The decision to increase production was reaffirmed by an OPEC+ meeting held on February 2, 2022. However, as a result of the recent decline in oil prices, on October 5, 2022, OPEC+ announced plans to reduce overall oil production by 2 MMBbls per day starting November 2022. We have not received any mandate to reduce current oil production from the Etame Marin block as a result of the OPEC+ initiative and currently, our production is not impacted by OPEC+ curtailments. However, any future reduction in our crude oil production or export activities for a substantial period could materially and adversely affect our revenues, cash flows and results of operations. Gabon remains a member of OPEC+.  There were no required curtailments in 2023.

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

Our operations require, and any future opportunistic acquisitions may require, protracted negotiations with host governments, local governments and communities, local competent authorities, national oil companies, and third parties. Host governments may also conduct audits of our operations, the results of which may have a significant negative impact on our reported earnings or cash flows. Host governments may seek to participate in oil, natural gas or NGLs projects in a manner that could be diluted to our interests. Host governments may also require us to hire a specified percentage of local citizens in our operations. In addition, if a dispute arises with respect to our foreign operations, we may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons, especially foreign crude oil ministries and national oil companies, to the jurisdiction of the U.S.

In December 2021 and during 2022, the Bank of Central African States (“BEAC”), which is the central bank for the Central African Economic and Monetary Community (CEMAC), passed new regulations and instructions for the CEMAC FX regulations, which were introduced in 2018, that only apply to the extractive industry. The intent of the new regulations is to ensure the application of the FX regulations as of January 1, 2022, without impeding the operations of the extractive industry. Due to the lack of necessary banking infrastructure and preparedness by the banking sector and the various government agencies to apply the new regulations, it is foreseeable that we will run the risk of seeing delays in paying our vendors and domiciliation of goods and services into the CEMAC region throughout 2024 and beyond.

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

We are also now subject to political, economic and other uncertainties in Egypt.

Any of the factors detailed above or similar factors could have a material adverse effect on our business, results of operations or financial condition. If our operations are disrupted and/or the economic integrity of our projects are threatened for unexpected reasons, our business may be harmed. Prolonged problems may threaten the commercial viability of our operations.

Our operations may be adversely affected by political and economic circumstances in the countries in which we operate.

Our operations are subject to risks of loss due to civil strife, acts of war, acts of terrorism, piracy, disease, guerrilla activities, insurrection, military activities and other political risks, including tension and confrontations among political parties, that may result in:

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

For example, in September 2023, Gabon experienced a largely non-violent, military coup d’état and the country’s leadership changed hands.  The group leading the coup created a Committee for the Transition and Restauration of Institutions and a new president was sworn in on the basis of a transition charter adopted by the group leading the coup. The new president has indicated that a new constitution for Gabon will be adopted and that elections will be held after a transition period. No assurance can be given that any such new constitution will be adopted or if adopted, that the content thereof will be in line with Gabon’s existing laws. Any of these developments may have an adverse effect on our operations and financial results.

While we monitor the economic and political environments of the countries in which we operate, loss of property and/or interruption of our business plans resulting from civil or political unrest could have a significant negative impact on our earnings and cash flow. In addition, losses caused by these disruptions may not be covered by insurance, or even if they are covered by insurance, we may not have enough insurance to cover all of these losses. If any violent action causes us to become involved in a dispute, we may be subject to the exclusive jurisdiction of courts outside the U.S. or may not be successful in subjecting non-U.S. persons to the jurisdiction of courts in the U.S. or international arbitration, which could adversely affect the outcome of such dispute.

Inflation could adversely impact our ability to control costs, including operating expenses and capital costs.

Inflation rose significantly in the second half of 2021 and through 2023. In addition, global and industry-wide supply chain disruptions have resulted in shortages in labor, materials and services. Such shortages have resulted in inflationary cost increases for labor, materials and services and could continue to cause costs to increase, as well as a scarcity of certain products and raw materials. To the extent inflation remains elevated, we may experience further cost increases for our operations, including oilfield services and equipment as increasing prices of oil, natural gas and NGLs, increased drilling activity in our areas of operations, as well as increased labor costs. An increase in the prices of oil, natural gas and NGLs may cause the costs of materials and services we use to rise. We cannot predict any future trends in the rate of inflation, and a significant increase in inflation, to the extent we are unable to recover higher costs through higher commodity prices and revenues, could negatively impact our business, financial condition and results of operation.

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

Our Facility Agreement is for $43.8 million, none of which had been drawn as of December 31, 2023. An increase in interest rates could result in a significant increase in the amount we pay to service any subsequently drawn, and any future other debt taken out by us, resulting in a reduced amount available to fund our exploration and development activities and, if applicable, the cash available for dividends. Such an increase could also negatively impact the market price of the shares of common stock.

The development of our estimated proved undeveloped reserves may take longer and may require higher levels of capital expenditures than we currently anticipate. Therefore, our estimated proved undeveloped reserves may not be ultimately developed or produced.

At December 31, 2023, approximately 22% of our total estimated proved reserves were undeveloped reserves. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling. Our reserves data assumes that we can and will make these expenditures and conduct these operations successfully. These assumptions, however, may not prove correct. Delays in the development of our reserves, increases in costs to drill and develop such reserves, or decreases in commodity prices will reduce the value of our estimated proved undeveloped reserves and future net revenues estimated for such reserves and may result in some projects becoming uneconomic. If we choose not to spend the capital to develop these reserves, or if we are not otherwise able to successfully develop these reserves, we will be required to write-off these reserves. In addition, under the SEC’s reserve rules, because proved undeveloped reserves may be recognized only if they relate to wells planned to be drilled within five years of the date of their initial recognition, we may be required to write-off any proved undeveloped reserves that are not developed within this five-year time frame.

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

World-wide crude oil, natural gas and NGLs prices and markets have been volatile and may continue to be volatile in the future. Prices for crude oil, natural gas and NGLs are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for crude oil, natural gas and NGLs, market uncertainty and a variety of additional factors that are beyond our control. These factors include, but are not limited to, increases in supplies from U.S. shale production, international political conditions, including war, uprisings, terrorism and political unrest in the Middle East and Africa, slowdowns to the global supply chain, the domestic and foreign supply of crude oil, natural gas and NGLs, actions by OPEC+ member countries and other state-controlled oil companies to agree upon and maintain crude oil price and production controls, the level of consumer demand that is impacted by economic growth rates; weather conditions; domestic and foreign governmental regulations and taxes; the price and availability of alternative fuels; technological advances affecting energy consumption; the health of international economic and credit markets; and changes in the level of demand resulting from global or national health epidemics and concerns. In addition, various factors including the effect of federal, state and foreign regulation of production and transportation, general economic conditions, changes in supply due to drilling by other producers and changes in demand may adversely affect our ability to market our crude oil, natural gas and NGLs production.

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

Climate change could have an effect on the severity of weather (including hurricanes, floods and wildfires), sea levels, the arability of farmland, and water availability and quality. If such effects were to occur, our exploration and production operations may be adversely affected. Potential adverse effects could include damages to our facilities, disruption of our production activities, less efficient or non-routine operating practices necessitated by climate effects or increased costs for insurance coverages in the aftermath of such effects. Significant physical effects of climate change could also have an indirect effect on our financing and operations by disrupting the transportation or process-related services provided by midstream companies, service companies or suppliers with whom we have a business relationship.

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

Our business subjects us to liability risks from litigation or government actions. We have been involved in legal proceedings from time to time and may in the future be party to various lawsuits or governmental actions. There is risk that any matter in litigation could be decided unfavorably against us, which could have a material adverse effect on our financial condition, results of operations and cash flows. Litigation can be very costly, and the costs associated with defending litigation could also have a material adverse effect on our results of operation, net cash flows and financial condition. Adverse litigation decisions or rulings may also damage our business reputation.

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

The Facility Agreement governing our Facility with Glencore contains certain affirmative and negative covenants, including, among other things, as to compliance with laws (including environmental laws and anti-corruption laws), delivery of quarterly and annual financial statements and borrowing base certificates, conduct of business, maintenance of property, maintenance of insurance, entry into certain derivatives contracts, restrictions on the incurrence of liens, indebtedness, asset dispositions, restricted payments. In addition, the Facility Agreement (i) requires us to maintain a ratio of Consolidated Total Net Debt to EBITDAX (as each term is defined in the Facility Agreement) for the trailing 12 months not exceeding 3.0x; (ii) requires us to maintain consolidated cash and cash equivalents shall not lower than $10.0 million; and (iii) restricts our ability to: dispose of assets, enter into guarantees or indemnities, enter into certain material contracts, merger or consolidate, or transfer all or substantially all of our assets and the assets of our subsidiaries, or pursue other corporate activities.  We were in compliance with covenants under the Facility Agreement as of December 31, 2023.

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

In addition, our ability to comply with the Facility Agreement's covenants could be affected by events beyond our control and we cannot assure you that we will satisfy those requirements. A prolonged period of oil and gas prices at declined levels could further increase the risk of our inability to comply with covenants to maintain specified financial ratios. A breach of any of these provisions could result in a default under the Facility, which could allow all amounts outstanding thereunder to be declared immediately due and payable. In the event of such acceleration, we cannot assure that we would be able to repay our debt or obtain new financing to refinance our debt. Even if new financing was made available to us, it may not be on terms acceptable to us. We may also be prevented from taking advantage of business opportunities that arise if we fail to meet certain ratios or because of the limitations imposed on us by the restrictive covenants under the Facility.

The borrowing base under the Facility may be reduced pursuant to the terms of the Facility Agreement, which may limit our available funding for exploration and development. We may have difficulty obtaining additional credit, which could adversely affect our operations and financial position.

In the future we may depend on the Facility for a portion of our capital needs. The initial maximum borrowing base under the Facility is $50.0 million (which maximum was reduced to $43.8 million beginning on October 1, 2023) and is re-determined on March 31 and September 30 of each year. Borrowings under the Facility are limited to a borrowing base amount calculated pursuant to the Facility Agreement based on our proved producing reserves and a portion of our proved undeveloped reserves. The lenders will re-determine the borrowing base based on forecasts of cash flow and debt service projections with respect to the borrowing base assets, which may result in a reduction of the borrowing base.

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

While we do not currently have any preferred shares outstanding, under our certificate of incorporation, we are authorized to issue up to 500,000 preferred shares. Any issuance of preferred shares would rank in priority to our shares of common stock with respect to the payment of dividends, liquidation, and other matters.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk management and strategy

Our corporate information technology, communication networks, enterprise applications, accounting and financial reporting platforms, and related systems are necessary for the operation of our business. We use these systems, among others, to manage our exploration, development and production processes, for internal communications, for accounting to operate record-keeping function, and for many other key aspects of our business. Our business operations rely on the secure collection, storage, transmission, and other processing of proprietary, confidential, and sensitive data.

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third-party hosted services, communications systems, hardware and software, and our critical data, including confidential information that is proprietary, strategic or competitive in nature (“Information Systems and Data”).

We rely on a multidisciplinary team, including our information security function, legal department, management, and third-party service providers, as described further below, to identify, assess, and manage cybersecurity threats and risks. We identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment and our risk profile using various methods including, for example, using manual and automated tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and threat actors, conducting scans of the threat environment, evaluating our industry’s risk profile, utilizing internal and external audits, and conducting threat and vulnerability assessments.

Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards, and/or policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including risk assessments, incident detection and response, vulnerability management, disaster recovery and business continuity plans, internal controls within our accounting and financial reporting functions, encryption of data, network security controls, access controls, physical security, asset management, systems monitoring, vendor risk management program, infrastructure protection technologies, disaster recovery plans, employee training, and penetration testing.

We work with third parties from time to time that assist us to identify, assess, and manage cybersecurity risks, including professional services firms, consulting firms, threat intelligence service providers and penetration testing firms.

To operate our business, we utilize certain third-party service providers to perform a variety of functions. We seek to engage reliable, reputable service providers that maintain cybersecurity programs. Depending on the nature of the services provided, the sensitivity and quantity of information processed, and the identity of the service provider, our vendor management process may include reviewing the cybersecurity practices of such provider, contractually imposing obligations on the provider, conducting security assessments, and conducting periodic reassessments during their engagement.

We are not aware of any risks from cybersecurity threats, including as a result of any cybersecurity incidents, which have materially affected or are reasonably likely to materially affect our Company, including our business strategy, results of operations, or financial condition. Refer to “Item 1A. Risk factors” in this annual report on Form 10-K, including “Our business could be materially and adversely affected by security threats, including cybersecurity threats, and other disruptions”, for additional discussion about cybersecurity-related risks.

Governance

Our Board of Directors holds oversight responsibility over the Company’s strategy and risk management, including material risks related to cybersecurity threats. This oversight is performed by the Board of Directors and its committees. The Board of Directors oversees the management of systemic risks, including cybersecurity. The Board of Directors engages in discussions with management when management identifies any significant financial risk exposures that may result from material cybersecurity threats and the measures implemented to monitor and control these risks.

Our management, represented by our Chief Financial Officer, Ron Bain, and our [Information Technology Manager], leads our cybersecurity risk assessment and management processes and oversees their implementation and maintenance.

Our IT Manager is an experienced information technology professional in our information technology department and has served as Information Technology Manager since 2014. He works with the Company’s internal information technology department and external partners to monitor and improve our cybersecurity capabilities. Our IT Manager possesses extensive experience in technology and cybersecurity, gained over his career spanning more than 10 years. Our IT Manager earned a Bachelor of Science and Bachelor of Applied Science degrees in Information Technology Specializing in Security from Colorado Technical University.

Management, in coordination with our information technology department, is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. Management is responsible for approving budgets, approving cybersecurity processes, and reviewing cybersecurity assessments and other cybersecurity-related matters.

Our cybersecurity incident response and vulnerability management processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances. Management, including the Information Technology Manager and the Chief Financial Officer, serves on the Company’s incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response processes include reporting to the Board of Directors for certain cybersecurity incidents. The Board of Directors holds regular meetings throughout the year and receives periodic reports from management, including our Chief Financial Officer, concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them.

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

As of February 29, 2024, based upon information received from our transfer agent and brokers and nominees, there were approximately 78 holders of record of VAALCO common stock. This number does not include beneficial or other owners for whom common stock may be held in “street” names.

Dividends

On February 14, 2023, we announced that our board of directors adopted a quarterly cash dividend policy of an expected $0.0625 per common share per quarter commencing in the first quarter of 2023 and continued throughout the year. The following table is a schedule of our dividends paid during 2023:

Dividend Payment Date	Amount per common share	Record Date
March 31, 2023	$0.0625	March 24, 2023
June 23, 2023	$0.0625	May 24, 2023
September 22, 2023	$0.0625	August 25, 2023
December 21, 2023	$0.0625	November 24, 2023
Aggregate per share amount paid in 2023	$0.2500

In connection with the RBL facility, we are required to provide a cash flow projection prior to any distribution, share buyback, or stock repurchase. As long as a group liquidity test is above the required ratio outlined in the RBL facility agreement, and no event of default exists, we may make distributions, buyback shares, or repurchase stock without further approval. In the event the liquidity test is not met, an approval or waiver would need to be obtained from Glencore in order to make distributions, buyback shares, or repurchase stock. For the year ended December 31, 2023, no specific approval or waivers were required to make distributions or repurchase stock.

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

Performance Graph

The following graph compares the annual percentage change in our cumulative total stockholder return on common shares with the cumulative total return of the S&P 500 Index and the SPDR S&P Oil & Gas Exploration and Production Index. The graph assumes $100 was invested on December 29, 2018 in our common stock and in each index, and that all dividends, if any, are reinvested. Stockholder returns over the indicated period may not be indicative of future stockholder returns.

$350
$300
$250
$200
$150
$100
$50
$-
2018
2019
2020
2021
2022
2023
SPDR S&P Oil & Gas Exploration and Production
S&P 500 Composite
VAALCO Energy, Inc.

	2018	2019	2020	2021	2022	2023
SPDR S&P Oil & Gas Exploration and Production	$100	$91	$58	$96	$140	$145
S&P 500 Composite	$100	$131	$155	$200	$164	$207
VAALCO Energy, Inc.	$100	$151	$120	$218	$318	$332

Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the quarter ended December 31, 2023 that were not previously reported on a Current Report on Form 8-K.

Issuer Repurchases of Common Stock

The Company has implemented a Rule 10b5-1 trading plan (the “10b5-1 Plan”) to facilitate share purchases through open market purchases, privately negotiated transactions, or otherwise under the Securities Exchange Act of 1934. The 10b5-1 Plan provides for an aggregate purchase of currently outstanding common stock up to $30 million over a maximum period of up to 20 months. Payment for shares repurchased under the share buyback program will be funded using the Company's cash on hand and cash flow from operations.

The below table shows the repurchases of equity securities related to the share repurchase program during the quarter ended December 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Amount that May Yet Be Used to Purchase Shares Under the Program
October 1, 2023 - October 31, 2023	491,869	$4.07	491,869	$9,515,101
November 1, 2023 - November 30, 2023	472,141	$4.24	472,141	$7,515,171
December 1, 2023 - December 31, 2023	449,839	$4.45	449,839	$5,515,237
Total	1,413,849		1,413,849

The below table shows the repurchases of equity securities related to the share repurchase program during the fiscal year ended December 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Amount that May Yet Be Used to Purchase Shares Under the Program
January 1, 2023 - January 31, 2023	350,832	$4.29	350,832	$25,502,669
February 1, 2023 - February 28, 2023	326,992	$4.61	326,992	$24,003,172
March 1, 2023 - March 31, 2023	303,176	$4.97	303,176	$22,503,206
April 1, 2023 - April 30, 2023	303,969	$4.94	303,969	$21,003,245
May 1, 2023 - May 31, 2023	362,843	$4.14	362,843	$19,502,740
June 1, 2023 - June 30, 2023	494,164	$4.05	494,164	$17,504,007
July 1, 2023 - July 31, 2023	505,720	$3.96	505,720	$15,504,180
August 1, 2023 - August 31, 2023	435,342	$4.61	435,342	$13,505,242
September 1, 2023 - September 30, 2023	462,300	$4.31	462,300	$11,514,870
October 1, 2023 - October 31, 2023	491,869	$4.07	491,869	$9,515,101
November 1, 2023 - November 30, 2023	472,141	$4.24	472,141	$7,515,171
December 1, 2023 - December 31, 2023	449,839	$4.45	449,839	$5,515,237
Total	4,959,187		4,959,187

The following table shows the repurchases of our equity securities related to our share repurchase program after December 31, 2023 through March 8, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Amount that May Yet Be Used to Purchase Shares Under the Program
January 1, 2024 - January 31, 2024	446,366	$4.48	446,366	$3,516,205
February 1, 2024 - February 29, 2024	474,100	$4.22	474,100	$1,516,630
March 1, 2024 - March 08, 2024	272,248	$4.32	272,248	$339,362
Total	1,192,714		1,192,714

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis describes the principal factors affecting our capital resources, liquidity, and results operations. This management’s discussion and analysis should be read in conjunction with the accompanying Financial Statements and related notes, information about our business practices, significant accounting policies, risk factors, and the transactions that underlie our financial results, which are included in various parts of this Annual Report. For discussion related to changes in financial condition and results of operations for 2022 as compared with 2021, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Form 10-K, which was filed with the SEC on April 6, 2023. Certain statements in our discussion below are forward-looking statements. These forward-looking statements involve risks and uncertainties. We caution that a number of factors could cause actual results to differ materially from those implied or expressed by the forward-looking statements. Please see “Cautionary Statement Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” for further details about these statements.

INTRODUCTION

We are a Houston, Texas-based, African-focused independent energy company with strong production and reserve portfolio of assets in Gabon, Egypt, Equatorial Guinea and Canada, currently engaged in the acquisition, exploration, development and production of crude oil, natural gas and NGLs. For further discussion of our four operating segments see “Item 1. Business – Segment and Geographical Information – “Gabon Segment”, "Egypt Segment", "Canada Segment", and “Equatorial Guinea Segment”".

We own a working interest in, and are the operator of, the Etame PSC related to the Etame Marin block located offshore Gabon in West Africa. The Etame Marin block covers an area of approximately 46,200 gross acres located 20 miles offshore in water depths of approximately 250 feet. Currently, our working interest in the Etame Marin block is 58.8%, and we are designated as the operator on behalf of the Etame Consortium. The block is subject to a 7.5% back-in carried interest by the government of Gabon, which they have assigned to a third party. Our working interest will decrease to 57.2% in June 2026 when the back-in carried interest increases to 10%.

We are also a member of a consortium with BW Energy and Panoro Energy (the “BWE Consortium”). The BWE Consortium has been provisionally awarded two blocks in the 12th Offshore Licensing Round in Gabon. Negotiations to finalize the commercial terms were held in 2023, however, they were halted late in the year due to the presidential elections. The next step is concluding the terms of PSCs with the Gabonese government. The negotiations were kick started again at the request of the Gabonese Government  in early February 2024, where the consortium and the government came to an agreement on the fiscal terms on February 9, 2024. The next step is  concluding the terms of the PSC with the Gabonese government. BW Energy will be the operator with a 37.5% working interest, with VAALCO (37.5% working interest) and Panoro Energy (25% working interest) as non-operating joint owners. The two blocks, G12-13 and H12-13 are adjacent to our Etame PSC as well as BW Energy and Panoro’s Dussafu PSC offshore Southern Gabon and cover an area of 2,989 square kilometers and 1,929 square kilometers, respectively.

As a result of the Arrangement with TransGlobe in 2022, we own a 100% working interest in PSCs covering two regions: the Eastern Desert, which contains the West Gharib, West Bakr and North West Gharib merged concessions (45,067 acres) and the Western Desert which contains the South Ghazalat concession (7,340 acres).  We also acquired TransGlobe’s production and working interests in Cardium light oil and Mannville liquids-rich gas assets located in Harmattan, Canada (47,400 gross acers developed). See Note 4 to the consolidated financial statements for further discussion regarding the Arrangement.

Recent Operational Updates

Gabon

VAALCO completed its 2021/2022 drilling campaign in the fourth quarter of 2022. We are currently evaluating locations and planning for the next drilling campaign at Etame that is expected to occur late in 2024. In October 2022, VAALCO successfully completed its transition to a Floating Storage and Offloading vessel (“FSO”) and related field reconfiguration processes. This project provides a low cost FSO solution that increases the storage capacity for the Etame block and improved operational performance. The Company will continue to focus on operational excellence, including production uptime and enhancement in 2024 to minimize decline until the next drilling campaign.

At the end of December 2023, all wells were online from the end of 2022 as the gas lift compression system was successfully commissioned. This gas lift compression system increased the production and the reliability of two subsea wells, positively impacting our volumes for the year ended December 31, 2023. Gas lift compression and subsea wells remained online with a high level of reliability through the year ended December 31, 2023.

The focus during the beginning of 2023 was continued production optimization of the new flow line configurations at the Etame Facility, as all production transits through the Etame platform for final processing before being pumped to the FSO. Since the field reconfiguration in 2022, a better understanding of the field’s operating parameters, through the new central processing facility (CPF) on Etame, has resulted in a more efficient and cost effective flow assurance program. Continued optimization and understanding of the post reconfiguration process dynamics of the Etame platform, have maintained a very high uptime availability of Etame Facility and in turn the complete Etame field during the second quarter. Combining this with individual well and facility chemical injection optimization and facility pipeline pigging adjustments both on frequency of pigging and flow path targeting, has increased production through decrease in pipeline internal buildup and resulting drop in pipeline back pressure, this in turn has provided more stable operations resulting in lower downtime. Through the fourth quarter of 2023, this continues to be a focus with positive results in production rates and uptime.

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

The demobilization of the FPSO was carried out from October 5, 2022 through to November 19, 2023. This included the cleaning and removal of waste from the Cargo and Slop Tanks.

In the fourth quarter of 2023, the joint operating group in Gabon reached a settlement agreement with Tinworth to release the joint operating group from any further obligation pertaining to the former FPSO. The signed agreement, dated December 12, 2023, called for the group to pay an additional $8 million gross ($4.7 million net to VAALCO) to Tinworth in exchange for the release. The payment was made on December 22, 2023. Based on this and the prior expense incurred earlier in the year, VAALCO reported $7.5 million in FPSO Demobilization costs on the income statement for the year ended December 31, 2023. The sail date on the FPSO was November 19, 2023.

Egypt

VAALCO continued to use the EDC-64 rig in the Eastern Desert drilling campaign. We continue to drill an average of two wells per month with the EDC-64 rig and we drilled 18 wells in year 2023.

The SGZ-6X well remains shut-in. We continue to evaluate our strategic options. There was no production from South Ghazalat due to the SGZ-6X remaining shut-in. There is a planned workover for this well in 2024 to resume production.

A summary of the Egyptian drilling campaign's impact during 2023 is presented below:

VAALCO Egypt 2023 Wells
Well	Spud date	Net Pay (ft)	Penetrated Pay Zones	Completion Zone	Perforation Interval (ft)	IP-30 Rate (BOPD)
EastArta-53	1/15/2023	14.8	Redbed	Redbed	Hydraulic Frac	35
K-81	2/2/2023	68.9	Asl-D and E	Asl-E	13.1	255
K-79	2/21/2023	190	Asl-A, B, D, E and F	Asl-B1 and B2	59	150
Arta-80	3/10/2023	33	Redbed	Redbed	32	440
Arta-81	3/21/2023	28.5	Redbed	Redbed	26	340
HE-4	4/2/2023	27.9	Asl-B1 and B2	Asl-B2	13.1	440
HE-5 Injector	4/16/2023	4.9	Asl-B2	Asl-B2	9.8	NA
HE-3	5/10/2023	9.2	Asl-B1 and B2	Asl-B2	16.4	235
Arta-82	5/25/2023	42	Redbed	Redbed	28	150
Arta-84	6/6/2023	34	Nukhul	Nukhul	Hydraulic Frac	68
NWG-5C1	6/16/2023	none	Nukhul	Temporarily Abandoned	none	none
K-80	6/30/2023	141.4	Asl-A, B, D and E	Asl-E	16.4	144
K-84	7/16/2023	98.8	Asl-D, E, F and G	Asl-G2	19.7	125
K-85	7/31/2023	63.3	Asl-D, E, F and G	Asl-E	9.8	82
M-24	8/14/2023	70.2	Asl-A, B and D	Asl-D	9.8	134
Arta-91	9/1/2023	40	Nukhul and Redbed	Redbed	20	150
EA-54	9/12/2023	none	Nukhul, Thebes and Redbed	Plugged & Abandoned	none	none
EA-55	10/4/2023	42	Redbed	Redbed	Hydraulic Frac	Pending Frac

Canada

Early in 2023, two wells, the 04-10-29-03W5 and the 04-19-29-3W5, were tied in. Both wells are now online and producing.

The 2023 drilling campaign commenced in January 2023 with the drilling of 12-12-30-4W5, spudded on January 28, 2023. The well was drilled to a total depth of 22,024 feet. The second well of the program, 16-30-29-3W5, was spudded on February 22, 2023, and drilled to a total depth of 14,446 feet. The two wells were completed between late March and early April and tied in and equipped in April and early May. 12-12-30-4W5 was put online in late April, and 16-30-29-3W5 was put online in early May with cycle times that were significantly less than historical cycle times. The wells free flowed in the months of May and June. In early July, the pump and rods were run on both wells. Both wells continue to produce and both wells continued to exceed expectations during the fourth quarter of 2023.

A summary of the Canada drilling campaign's impact during 2023 is presented below:

VAALCO Canada 2023 Wells
Well	Spud date	Net Pay (ft)	Penetrated Pay Zones	Completion Zone	Perforation Interval (ft)	IP-30 Rate (BOPD)
100/12-12	1/28/2023	14,430	Upper Bioturbated Cardium	118 Stg x 15T Hydraulic Fracture Treatment	n/a	444 BOPD ; 500 BOEPD
102/16-30	2/22/2023	7,870	Upper Bioturbated Cardium	55 Stg x 15T Hydraulic Fracture Treatment	n/a	374 BOPD ; 426 BOEPD

CAPITAL RESOURCES AND LIQUIDITY

Cash Flows

Our cash flows for the years ended December 31, 2023 and 2022 are as follows:

	Twelve Months Ended December 31,
	2023	2022	Increase (Decrease) in 2023 over 2022
	(in thousands)
Net cash provided by operating activities before changes in operating assets and liabilities	$182,745	$127,817	$54,928
Net change in operating assets and liabilities	40,867	1,101	39,766
Net cash provided by (used in) continuing operating activities	223,612	128,918	94,694
Net cash used in discontinued operating activities	(15)	(72)	57
Net cash provided by (used in) operating activities	223,597	128,846	94,751

Net cash provided by (used in) investing activities	(97,223)	(123,211)	25,988

Net cash provided by (used in) in financing activities	(56,819)	(17,955)	(38,864)
Effects of exchange rate changes on cash	(153)	(218)	(371)
Net change in cash, cash equivalents and restricted cash	$69,402	$(12,538)	$81,504

The $54.9 million increase in net cash provided by our operating activities before changes in operating assets and liabilities for the year ended December 31, 2023 compared to the same period of 2022 was due to higher pricing, more production and the increased number of producing wells. The net increase in changes provided by operating assets and liabilities of $39.8 million for the year ended December 31, 2023 compared to the same period of 2022 was primarily related to decreases in accounts with joint venture owners, other receivables and foreign income taxes receivable  partially offset by changes in accounts payable and accrued liabilities.

The $26.0 million increase in net cash used in investing activities during the year ended December 31, 2023 was due to decreases in cash capital spending in 2023. In 2022 we incurred significant capital for the 2021/2022 Etame drilling campaign and the Etame field reconfiguration. In 2023 capital spending for the drilling program in Egypt and Canada was less due to the lower per well costs for onshore wells is than Etame’s offshore wells and there were no costs associated with field reconfiguration in 2023.

Net cash used in financing activities during the year ended December 31, 2023 included $26.8 million dividends paid to common shareholders, $23.6 million for treasury stock purchases made under our stock repurchase plan, or as a result of tax withholding on options exercised and vested restricted stock as discussed in Note 17 to our consolidated financial statements, and $7.2 million related to principal finance lease payments partially offset by $0.7 million in proceeds from options exercised.

Capital Expenditures

During 2023, we had accrual basis expenditures attributable to continuing operations of $72.6 million, that includes $17.0 million for Gabon, $37.9 million for Egypt, $16.8 million for Canada and $1.0 million for the corporate offices, compared to $434.4 million for 2022. Capital expenditures in 2023 were attributable to expenditures primarily related to the payments for the 2023 drilling campaigns in Egypt and Canada. The 2022 capital expenditures include TransGlobe assets acquired for stock. The difference between capital expenditures and the property and equipment expenditures reported in the consolidated statements of cash flows is attributable to changes in accruals for costs incurred but not yet invoiced or paid on the report dates. Capital expenditures in 2022 were attributable to expenditures related to the 2021/2022 drilling program, the Etame field reconfiguration and drilling activity in Egypt and Canada.

Regulatory and Joint Interest Audits

We are subject to periodic routine audits by various government agencies, including audits of our petroleum Cost Account, customs, taxes and other operational matters, as well as audits by other members of the contractor group under our joint operating agreements. See Note 12 to the Consolidated Financial Statements for further discussion.

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

Please see Item 15, Note 10 Derivatives and Fair Value in our Consolidated Finance Statements for more information on the related hedges.

Cash on Hand

At December 31, 2023 and 2022, we had unrestricted cash of $121.0 million and $37.2 million, respectively. We invest cash not required for immediate operational and capital expenditure needs in short-term money market instruments primarily with financial institutions where we determine our credit exposure is negligible. As operator of the Etame Marin block in Gabon, we enter into project-related activities on behalf of our working interest joint venture owners. We generally obtain advances from joint venture owners prior to significant funding commitments. Our cash on hand will be utilized, along with cash generated from operations, to fund our operations.

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

Revenues associated with the sales of our crude oil in Egypt are recognized by reference to actual volumes sold and quoted market prices in active markets for Dated Brent, adjusted according to specific terms and conditions as applicable per the sales contracts. Revenue is measured at the fair value of the consideration received or receivable. For reporting purposes, we record the EGPC’s share of production as royalties which are netted against revenue. With respect to taxes in Egypt, our income taxes under the terms of the Merged Concession Agreement are the liability of TransGlobe Petroleum International ("TGPI"), a wholly-owned indirect subsidiary of VAALCO. TGPI's income taxes are paid by EGPC on behalf of TGPI out of EGPC’s production entitlement. The income taxes paid to the Arab Republic of Egypt on behalf of TGPI are recognized as oil and gas sales revenue and income tax expense for reporting purposes. Terms of settlement for sales to EGPC are within 30 days from the delivery date.

Revenues from the sale of crude oil, natural gas, condensate and NGLs in Canada are recognized by reference to actual volumes delivered at contracted delivery points and prices. Prices are determined by reference to quoted market prices in active markets for crude oil, natural gas, condensate, and NGLs based on product, each adjusted according to specific terms and conditions applicable per the sales contracts. Revenues are recognized net of royalties and transportation costs. Revenues are measured at the fair value of the consideration received or receivable. Settlement of accounts receivable in Canada occur on the 25th of the following month after production.

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

Merged Concession Agreement

For information on the Merged Concession Agreement, see Note 12 to the Consolidated Financial Statements.

RBL Facility Agreement and Available Credit

For information on our RBL Facility Agreement and Available Credit, see Note 13 to the Consolidated Financial Statements.

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

Potential Acquisition - On February 29, 2024, we entered into a Share Purchase Agreement to purchase all of the issued shares in the capital of Svenska for $66.5 million in cash, subject to adjustment as described in the Share Purchase Agreement. Pursuant to the terms and subject to the conditions of the Share Purchase Agreement, we will acquire Svenska’s primary asset: a 27.39% non-operated working interest in the deepwater producing Baobab field in Block CI-40, offshore Cote d’Ivoire in West Africa. We will also acquire a 21.05% non-operated working interest in OML 145, a non-producing discovery located offshore of Nigeria that is not expected to be developed at this time.  The purchase price will be funded by a combination of a dividend of cash on Svenska’s balance sheet to the seller immediately prior to the consummation of the acquisition and a portion of VAALCO’s cash-on-hand. We estimate that cash due from VAALCO at closing will be in the range of approximately $30 to $40 million.   The acquisition is expected to close in the second quarter of 2024, with timing dependent upon receipt of all necessary regulatory approvals.

Abandonment Funding - Under the terms of the Etame PSC, we have a cash funding arrangement for the eventual abandonment of all offshore wells, platforms and facilities on the Etame Marin block. As a result of the PSC Extension, annual funding payments are spread over the periods from 2018 through 2028, under the applicable abandonment study. The amounts paid will be reimbursed through the Cost Account and are non-refundable. In November 2021, a new abandonment study was done and the estimate used for this purpose is approximately $81.3 million ($47.8 million, net to VAALCO) on an undiscounted basis. The new abandonment estimate has been presented to the Gabonese Directorate of Hydrocarbons as required by the PSC. In the first quarter of 2023, the Directorate of Hydrocarbons in Gabon approved a $26.6 million ($15.6 million, net to VAALCO) abandonment funding payment associated with the FPSO retirement. The Company received payment of $15.6 million in March 2023. No activity was noted in the abandonment funding account during the remaining three quarters of the year. At December 31, 2023, the balance of the abandonment fund was $10.7 million ($6.3 million, net to VAALCO) on an undiscounted basis. The annual payments will be adjusted based on revisions in the abandonment estimate. This cash funding is reflected under “Other noncurrent assets” in the “Abandonment funding” line item of the consolidated balance sheets. Future changes to the anticipated abandonment cost estimate could change the asset retirement obligation and the amount of future abandonment funding payments.

Leases - We are a party to several operating and financing lease arrangements, including operating leases for the corporate office, a drilling rig, rental of marine vessels and helicopter, warehouse and storage facilities, equipment and financing lease agreements for the FSO, a marine vessel, generators and turbines used in the operations of the Etame Marin block and for equipment, offices and vehicles used in the operations of Canada and Egypt. The annual costs of these leases are significant to us. For further information see Note 14 to our consolidated financial statements.

Merged Concession Agreement - On January 20, 2022, prior to the consummation of the Arrangement, TransGlobe announced a fully executed Merged Concession Agreement with EGPC that merged the three existing Eastern Desert concessions with a 15-year primary term and improved economics. In advance of the Minister of Petroleum and Mineral Resources of the Arab Republic of Egypt (the “Minister”) executing the Merged Concession Agreement, TransGlobe paid the first modernization payment of $15.0 million and signature bonus of $1.0 million as part of the conditions precedent to the official signing ceremony on January 19, 2022. On February 1, 2022, TransGlobe paid the second modernization payment of $10.0 million. In accordance with the Merged Concession Agreement, we agreed to substitute the 2023 and 2024  payments and issue two $10.0 million credits against receivables owed from EGPC. We will make two further annual equalization payments of $10.0 million each beginning February 1, 2025 until February 1, 2026. We also have minimum financial work commitments of $50.0 million per each five-year period of the primary development term, commencing on February 1, 2020 (the "Merged Concession Effective Date"). As of December 31, 2023, the $50 million of financial work commitments had been delivered to EGPC.

FSO Agreements – On August 31, 2021, we and our Etame co-venturers approved the Bareboat Contract and Operating Agreement with World Carrier to replace the existing FPSO with an FSO unit at the Etame Marin block offshore Gabon. Pursuant to the Bareboat Charter, World Carrier will provide use of the Teli vessel to VAALCO Gabon for an initial eight-year term, subject to optional two successive one-year extensions. Pursuant to the Operating Agreement, VAALCO Gabon agreed to engage World Carrier for the purposes of maintaining and operating the FSO on its behalf in accordance with the specifications therein and to provide other services to VAALCO Gabon in connection with the operation and maintenance of the FSO. As consideration for the performance by World Carrier of the Operator Services, VAALCO Gabon agreed to pay a daily operating fee (to be paid monthly) beginning on the date of issuance of the Fit to Receive Certificate (as defined in the Operating Agreement) until the end of the term, with such term being the same as the term in the Bareboat Charter. On October 19, 2022, we issued final acceptance certificate of the FSO. On December 4, 2022, the first lifting from the FSO was successfully completed at the same time the final remaining volumes from the FPSO were removed.

BWE Consortium – On October 11, 2021, we announced our entry into a consortium with BW Energy and Panoro Energy and that the BWE Consortium has been provisionally awarded two blocks in the 12th Offshore Licensing Round in Gabon. Negotiations to finalize the commercial terms were held in 2023, however they  were halted late in the year due to the presidential elections.  The negotiations were kick started again at the request of the Gabonese Government  in early February 2024, where the consortium and the government came to an agreement on the fiscal terms on February 9, 2024. The next step is concluding the terms of the PSC with the Gabonese government. BW Energy will be the operator with a 37.5% working interest. We will have a 37.5% working interest and Panoro Energy will have a 25% working interest as non-operating joint owners. The two blocks, G12-13 and H12-13, are adjacent to our Etame PSC, as well as BW Energy and Panoro’s Dussafu PSC offshore Southern Gabon, and cover an area of 2,989 square kilometers and 1,929 square kilometers, respectively. The two blocks, held by the BWE Consortium and the PSCs over the blocks, are currently under negotiation with the Gabonese government.

Dividend Policy – On February 14, 2023, we announced that our board of directors adopted of a quarterly cash dividend policy of an expected $0.0625 per common share per quarter, which commenced in the first quarter of 2023 and continued throughout the year. Payment of future dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including current financial condition, the tax impact of repatriating cash, operating results and current and anticipated cash needs.

Share Buyback Program – On November 1, 2022, the Company announced that the Company’s board of directors formally ratified and approved a share buyback program. The board of directors also directed management to implement a Rule 10b5-1 trading plan (the “10b5-1 Plan”) to facilitate share purchases through open market purchases, privately negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The 10b5-1 Plan provides for an aggregate purchase of currently outstanding common stock up to $30 million over a maximum period of up to 20 months. Payment for shares repurchased under the share buyback program will be funded using the Company's cash on hand and cash flow from operations. As of December 31, 2023, approximately $5.5 million remained available for repurchase under current authorizations.

Trends and Uncertainties

Geopolitical Conflict and Other Market Forces – The outbreak of armed conflict between Russia and Ukraine in February 2022 and the subsequent sanctions imposed on the Russian Federation has, and may continue to have, a destabilizing effect on the European continent and the global oil and natural gas markets. The ongoing conflict has caused, and could continue to intensify, volatility in oil and natural gas prices, and the extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have a substantial negative impact on the global economy and/or our business for an unknown period of time.

For example, shortly after the outbreak of the conflict through the year ended December 31, 2023 and on-going into 2024, we noticed that the lead times associated with obtaining materials to support our operations and drilling activities has lengthened, leading to delays and, in most cases, prices for materials have increased. Management believes the ongoing war between Russia and Ukraine, the Houthis attacks on maritime vessels in the Red Sea region, conflicts in the Middle East and the related impact on the global economy are causing supply chain issues and energy concerns in parts of the global economy. In addition, increased inflation, higher interest rates and current turmoil in certain governments are impacting the global supply chain market.

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

For the past three years the Company has matured its reporting in line with the recommendations of the Task force on Climate-related Financial Disclosures (“TCFD”), which is recognized as the global standard in climate-related reporting. The full TCFD report was included within the 2023 ESG Report (rather than in this Annual Report on Form 10-K or in the annual report which was published in connection with the annual meeting), as the ESG Report details with environmental, social and governance matters which the TCFD report forms an important part of the 2023 Sustainability Report is available on the Company's website.

In summary the Company considers itself aligned with both the Governance and Strategy pillars and the recommendations therein. It does not consider itself aligned with Risk Management nor Metrics and Targets, but has made meaningful progress against certain of the underlying recommendations and provides statements of intent to address these recommendations during 2024. For further detail see the table below.

Governance	Describe the Board’s oversight of climate-related risks and opportunities	The Board is actively engaged in understanding the climate-related risks relevant to the business.
Board supported establishment of decarbonization program and receives regular updates on progress.
At each board meeting, the Director of Global Sustainability & Regulatory Reporting reports emissions performance and progress within decarbonization program.
Management receives periodic updates from the ESG Engineer and outside consultants relating to climate-related matters.

The formalized management of climate-related matters, and specifically the Company's efforts to management its emissions profile, is delivered through its decarbonization working group and steering group, for identification of emissions reduction projects and subsequent approval respectively.

	Describe management’s role in assessing and managing climate-related risks and opportunities.	The Company considers its approach to governance consistent with the recommendations.

Strategy	Describe the climate-related risks and opportunities the organization has identified over the short, medium and long term.	The Company has identified transitional and physical risks and opportunities identified over the short (<2 years), medium (2 to 10 years) and long term (>10 years) within its Sustainability Report.
	Describe the impact of climate-related risks and opportunities on the organization’s businesses, strategy, and financial planning.	The Company has indicated the potential impact of these risks and associated mitigations.
The Company continues to mature its approach to factoring in climate-related risks and opportunities into its strategy and financial planning. This also includes its diligence through M&A activity.
Describe the resilience of the organization’s strategy, taking into consideration different climate-related scenarios, including a 2°C or lower scenario

This year, the business conducted scenario analysis using the IEA’s Net Zero Emissions (NZE), Announced Pledges Scenario (APS) and Stated Policies Scenario (STEPS), the details and findings for which are enclosed in the Sustainability Report.

The Company considers its approach to Strategy consistent with the recommendations.
Risk Management	Describe the organization’s processes for identifying and assessing climate-related risks.

The Company has a defined risk management process for identifying and assessing risk, which incorporates climate-related risks. Detail to this process can be found within the Sustainability Report and this Annual Report on Form 10-K.

	Describe the organization’s processes for managing climate-related risks.	Whilst in development through the Decarbonization Program, the company considers its processes for managing climate-related risk to be inconsistent with the recommendations.
	Describe how processes for identifying, assessing, and managing climate-related risks are integrated into the organization’s overall risk management.	During 2024, the Company will continue to conduct a review of its risk management processes, particularly in view of its enlarged portfolio.
Metrics and Targets	Disclose the metrics used by the organization to assess climate-related risks and opportunities in line with its strategy and risk management process.	The Company reports its scope 1 and 2 emissions but has not yet set any targets. In 2024, the Company expects to set and communicate its short-, mid-, and long-range emission targets.
Disclose Scope 1, Scope 2 and, if appropriate Scope 3 greenhouse gas (GHG) emissions and the related risks.

The Company considers its approach to metrics and targets for all aspects of its sustainability effort inconsistent with the recommendations and, through its decarbonization program, is seeking to set targets for its GHG emissions and other material topics in its sustainability efforts going forward.

Describe the targets used by the organization to manage climate-related risks and opportunities and performance against targets

RESULTS OF OPERATIONS

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

We reported net income for the year ended December 31, 2023 of $60.4 million, compared to a net income of $51.9 million for the year ended December 31, 2022. The year-over-year increase in earnings was mainly due to increases in sales volume partially offset by increased depreciation, depletion and amortization expense, production expenses and income taxes. Further discussion of results by significant line item follows.

	Twelve Months Ended December 31,
	2023	2022	Increase/(Decrease)
	(in thousands except per Boe information)
Net crude oil, natural gas, and NGLs sales volume (MBoe)	6,832	3,677	3,155
Average crude oil, natural gas and NGLs sales price (per Boe)	$65.83	$94.77	$(28.94)

Net crude oil, natural gas, and NGLs revenue	$455,066	$354,326	$100,740

Operating costs and expenses:
Production expense	153,157	112,661	40,496
FPSO demobilization and other costs	7,484	8,867	(1,383)
Exploration expense	1,965	258	1,707
Depreciation, depletion and amortization	115,302	48,143	67,159
General and administrative expense	23,840	10,077	13,763
Credit (recovery) losses and other	(4,906)	3,082	(7,988)
Total operating costs and expenses	296,842	183,088	113,754
Other operating income (expense), net	433	38	395
Operating income	$158,657	$171,276	$(12,619)

The revenue changes between the years ended December 31, 2023 and 2022 identified as related to changes in price or volume are shown in the table below:

(in thousands)
Price (1)	$(197,741)
Volume	299,042
Other	(561)
Total net revenue	$100,740

(1) The price in the table above excludes revenues attributed to carried interests.

The table below shows net production, sales volumes and realized prices for both years.

	Twelve Months Ended December 31,
	2023	2022
Net crude oil, natural gas and NGLs production (MBoe)	6,833	3,729
Net crude oil, natural gas and NGLs sales (MBoe)	6,832	3,677

Average realized crude oil, natural gas and NGLs price ($/Boe)	$65.83	$94.77
Average Dated Brent spot price* ($/Bbl)	$82.49	$100.93

*Average of daily Dated Brent spot prices posted on the U.S. Energy Information Administration website.

Crude oil, natural gas and NGLs net revenues increased $100.7 million, or approximately 28%, during the year ended December 31, 2023 compared to the same period of 2022. This is due primarily to TransGlobe being included in revenues for only part of the fourth quarter of 2022.

Gabon

Crude oil sales in Gabon are a function of the number and size of crude oil liftings in each year and thus crude oil sales do not always coincide with volumes produced in any given year. The Company’s Gabon segment contributed $260.3 million of revenue to the Company’s total revenue during the year ended December 31, 2023. This compares to the $306.8 million of revenue contributed by the Segment during the year ended December 31, 2022. The total barrels lifted in Gabon for the year ended December 31, 2023 was less than the barrels lifted during the same period in 2022, mainly due to the timing of liftings. In addition, the Gabon per barrel price received during the year ended December 31, 2023 was $22.90 less than the price received in 2022. Our share of crude oil inventory, excluding royalty barrels, was approximately 68,766 and 76,274 barrels at December 31, 2023 and 2022, respectively.

Egypt

Crude oil sales in Egypt are either sold to a third party via a cargo lifting or sold directly to the government, EGPC. During the year ended December 31, 2023, the oil sold in Egypt was to a combination of Mercuria Energy and EGPC. The Company’s Egypt segment contributed $161.0 million of revenue to the Company’s total revenue for the year ended December 31, 2023. This compares to the $37.8 million of revenue contributed by the Segment during the year ended December 31, 2022. The increase in revenues is due to the Company acquiring its Egypt segment in the fourth quarter of 2022. At December 31, 2023, the Company’s Egypt segment had zero barrels in oil inventory.

Canada

Crude oil sales in Canada are normally sold through pipelines to a third party. The Company’s Canadian segment contributed $34.4 million of revenue to the Company’s total revenue for the year ended December 31, 2023. This compares to the $9.8 million of revenue contributed by the Segment during the year ended December 31, 2022. The increase is due to the Company acquiring its Canadian segment in the fourth quarter of 2022.

Production expensesincreased $40.5 million, or approximately 36%, in the year ended December 31, 2023 compared to the same period of 2022. The increase in production expense was primarily driven by increased production and costs associated with the TransGlobe combination as well as higher Gabon costs due to the completed 2021/2022 drilling campaign. During 2023, an unplanned maintenance issue resulted in our Gabon SENT gas line being down for a period of the year which resulted in increased diesel costs as the FSO required to be fueled by diesel rather than feed gas resulting in higher fuel costs. VAALCO has also continued to see inflationary pressure on marine support vessels, our personnel and contractor costs. On a per barrel basis, production expense, excluding workover expense and stock compensation expense, for the year ended December 31, 2023 decreased to $17.66 per barrel from $29.33 per barrel for the year ended December 31, 2022, primarily as a result of higher sales volumes. For the twelve months ended December 31, 2023, we have not experienced any material operational disruptions associated with the COVID-19 pandemic. For same period in 2022, we incurred $1.8 million, net to VAALCO, higher costs related to the proactive measures taken in response to the pandemic.

FPSO demobilization costs decreased $1.4 million, or approximately 16%, to $7.5 million in the year ended December 31, 2023 compared to the same period of 2022. In 2023, it was determined that there was additional normally occurring radioactive material (NORMs) waste than anticipated connected to the FPSO from the Contractors' usage. As such, VAALCO and JOA partners incurred an additional $7.5 million (net to VAALCO) in decommissioning fees, which was reported as a separate line item on the income statement. These costs were incurred to retire the FPSO as we transitioned the Etame block to the FSO.

Exploration expenses increased $1.7 million or approximately 662%, in the year ended December 31, 2023 compared to the same period of 2022 due primarily to the abandonment of the Egyptian East Arta - 54 appraisal well and the abandonment of the NWG-5C1 appraisal well. In 2022, exploration expense was not material to our results.

Depreciation, depletion and amortization increased $67.2 million, or approximately 139%, in the year ended December 31, 2023 compared to the same period of 2022. The increase in depreciation, depletion and amortization expense is due to higher depletable costs associated with the FSO, the field reconfiguration capital costs at Etame and fair value of the acquired TransGlobe assets. In addition, capital expenditures on new wells were brought online in 2023 for both Egypt and Canada, which also increased depreciation, depletion and amortization expense.

General and administrative expenses increased $13.8 million, or approximately 137% in the year ended December 31, 2023 compared to $10.1 million in the same period of 2022. The increase in general and administrative expenses is primarily due to professional fees, accounting and legal services, and salaries and wages.

Credit loss and other allowances - Credit loss and other expense decreased $8.0 million, or approximately 259% in the year ended December 31, 2023 compared to the same period of 2022 We adopted Accounting Standards Update 2016-13, Financial Instruments—Credit Losses (“ASU 2016-13”) on January 1, 2023. In connection with the adoption of ASU 2016-13, we established an opening balance sheet adjustment related to a receivable from a state sponsored oil refinery where we delivered oil pursuant to the domestic market needs obligation under the Etame PSC. During the year ended December 31, 2023, the decrease in credit loss and other allowances was primarily due to two credit loss and other allowance reversals in 2023. First, the Sogara receivable credit loss and other allowance was reversed for $3.1 million and second, the TVA receivable credit loss and other allowance was reversed for $7.6 million. These reversals were offset by a credit loss and other allowance adjustment in Egypt of $5.2 million.

Other operating income (expense), net had no significant change from the prior year.

Derivative instruments gain (loss), net is attributable to our commodity instruments as discussed in Note 10 to the consolidated financial statements. Derivative losses decreased $38.0 million to a gain of $0.2 million for the year ended December 31, 2023 from a loss of $37.8 million for the year ended December 31, 2022. Derivative gains (losses) for the year ended December 31, 2023, are a result of the increase in the price of Dated Brent crude oil over the initial strike price per barrel of the option over the year ended December 31, 2022. The same increase in price occurred, but to a lesser extent, in 2023. During 2022, we changed our approach and the type of derivative instruments from swaps to costless collars. Our derivative instruments currently cover a portion of our production through June 2024.

Interest (expense) income, net increased $4.4 million to an expense of $6.5 million for the year ended December 31, 2023 from expense of $2.0 million during the same period in 2022. The increase of net interest expense for the year ended December 31, 2023, primarily results from our finance lease relating to the FSO but also includes commitments fees incurred on the Facility, amortization of debt issue costs related to the Facility and interest associated with our other finance leases partially offset by interest income.

Other (expense) income, net decreased $5.8 million to an expense of $2.3 million for the year ended December 31, 2023 from an expense of $8.0 million for the year ended December 31, 2022. Other (expense) income, net normally consists of foreign currency losses as discussed in Note 2 to the consolidated financial statements. However, for the year ended December 31, 2022, other (expense) income, net, also included $14.6 million of transaction costs associated with the Arrangement with TransGlobe, $2.7 million of foreign exchange losses associated with the TransGlobe activity from October 13, through December 31, 2022 partially offset by a bargain purchase gain of $9.7 million associated with the acquisition of TransGlobe.

Income tax expense (benefit) for the year ended December 31, 2023 was an expense of $89.7 million. This is comprised of $92.6 million of current tax provision and a deferred tax benefit of $2.9 million. Income tax expense for the year ended December 31, 2022 was an expense of $71.4 million. This is comprised of $26.6 million of current tax provision and a deferred tax provision of $44.8 million. The current tax provision in both periods is primarily attributable to our operations in Gabon, Egypt and Canada.  The income tax expense is higher in 2023 than income tax for the comparable 2022 period as a result of higher revenues. See Note 8 to the Consolidated Financial Statements for further discussion.

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

Judgment is required in determining whether deferred tax assets will be realized in full or in part. Management assesses the available positive and negative evidence to estimate if existing deferred tax assets will be utilized. When it is estimated to be more-likely-than-not that all or some portion of the deferred tax assets will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are estimated to not be realizable. Factors considered include earnings generated in previous periods, forecasted earnings, the expiration period of carryovers, and overall economic conditions of the industry. As of December 31, 2023, we had deferred tax assets of $120.9 million primarily attributable to Canada, Gabon and U.S. basis differences in fixed assets, foreign tax credit carryforwards, and foreign net operating loss carryforwards. A valuation allowance of $83.9 million has been established against the deferred tax assets as of December 31, 2023, as management has concluded that it was more-likely-than-not that only some portion of the deferred tax assets would be realized. In future periods, we may determine that it is more-likely-than-not that all or some portion of the deferred tax assets will be realized, and in such period all or a portion of this valuation allowance may be reversed as the evidence warrants.

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

Management is responsible for estimating the quantities of proved crude oil, natural gas and NGLs reserves and for preparing related disclosures. Estimates and related disclosures are prepared in accordance with SEC requirements and generally accepted industry practices in the U.S. as prescribed by the Society of Petroleum Engineers. Reserve estimates are independently evaluated at least annually by our independent qualified reserves engineers, NSAI for Gabon and Egypt, while GLJ evaluates our Canadian reserves.  Equatorial Guinea will receive a Management Case Report.

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

Foreign Exchange Rate Risk

Our results of operations and financial condition are affected by currency exchange rates. While crude oil sales are denominated in U.S. dollars, portions of our costs in Gabon are denominated in the local currency (the Central African CFA Franc, or XAF), and our VAT receivable as well as certain liabilities in Gabon are also denominated in XAF. A weakening U.S. dollar will have the effect of increasing costs while a strengthening U.S. dollar will have the effect of reducing costs. For our VAT receivable in Gabon, a strengthening U.S. dollar will have the effect of decreasing the value of this receivable resulting in foreign exchange losses, and vice versa. The Gabon local currency is tied to the Euro. The exchange rate between the Euro and the U.S. dollar has historically fluctuated in response to international political conditions, general economic conditions and other factors beyond our control. As of December 31, 2023, we had net monetary assets of $5.8 million (XAF 3,463.4 million) denominated in XAF. A 10% weakening of the CFA relative to the U.S. dollar would have a $0.5 million reduction in the value of these net assets. For the year ended December 31, 2023, we had expenditures of approximately $48.8 million denominated in XAF.

Related to our Canadian operations, our currency exchange risk relates primarily to certain cash and cash equivalents, accounts receivable, lease obligations and accounts payable and accrued liabilities denominated in Canadian dollars. We estimate that a 10% increase in the value of the Canadian dollar against the US dollar would decrease net earnings for the year ended December 31, 2023 by approximately $0.2 million. Conversely, a 10% decrease in the value of the Canadian dollar against the US dollar would increase net earnings for the year ended December 31, 2023 by approximately $0.1 million.

We are also exposed to foreign currency exchange risk on cash balances denominated in Egyptian pounds. Some collections of accounts receivable from the Egyptian Government are received in Egyptian pounds, and while we are generally able to use the Egyptian pounds received on accounts payable denominated in Egyptian pounds, there remains foreign currency exchange risk exposure on Egyptian pound cash balances. Using month-end cash balances converted at month-end foreign exchange rates at December 31, 2022, we estimate that a 10% increase in the value of the Egyptian pound against the US dollar would increase net earnings for the year ended December 31, 2022 by approximately $0.3 million. Conversely, a 10% decrease in the value of the Egyptian pound against the US dollar would decrease net earnings for the year ended December 31, 2022 by approximately $0.2 million.

We do not utilize derivative instruments to manage foreign exchange risk.

We maintain nominal balances of British Pounds Sterling to pay in-country costs incurred in operating our London office. Foreign exchange risk on these funds is not considered material.

Commodity Price Risk

Our major market risk exposure continues to be the prices received for our crude oil, natural gas and NGLs production. Sales prices are primarily driven by the prevailing market prices applicable to our production. Market prices for crude oil, natural gas and NGLs have been volatile and unpredictable in recent years, and this volatility may continue. Sustained low crude oil, natural gas and NGLs prices or a resumption of the decreases in crude oil, natural gas and NGLs prices could have a material adverse effect on our financial condition, the carrying value of our proved reserves, our undeveloped leasehold interests and our ability to borrow funds and to obtain additional capital on attractive terms. If crude oil sales were to remain constant at the most recent annual sales volumes of 6,832 MBoe, a $5 per Bbl decrease in crude oil price would be expected to cause a $34.2 million decrease per year in revenues and operating income (loss) and a $25.4 million decrease per year in net income (loss).

With respect to our crude oil sales in Gabon, the price received is based on Dated Brent prices plus or minus a differential. If crude oil sales were to remain constant at the most recent annual sales volumes of 3,196 MBbls, a $5 per Bbl decrease in crude oil price would be expected to cause a $16.0 million decrease per year in revenues and operating income (loss) and a $14.3 million decrease per year in net income (loss).

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

With respect to our crude oil and NGLs sales in Canada, the prices received is based on NYMEX WTI (west Texas Intermediate) prices plus or minus a differential. Natural gas sales are based on Canadian index price that whose price is based, in part, on the NYMEX Henry Hub Natural Gas futures contracts. If Canadian BOE sales were to remain constant at the most recent yearly sales volumes of 865 MBbls, a $5 per Bbl decrease in crude oil price would be expected to cause a $4.3 million decrease per year in revenues and operating income (loss) and a $3.3 million decrease per year in net income (loss).

As of December 31, 2023, we had unexpired derivative instruments outstanding covering approximately 450 MBbls of production through June of 2024. To date in 2024, we added costless collars covering 240 MBbls covering a portion of our production from July 2024 - September 2024. During the year ended December 31, 2022, we had derivative instruments outstanding. These instruments were intended to be an economic hedge against declines in crude oil prices; however, they were not designated as hedges for accounting purposes. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Derivative instruments and hedging activities” above.

Interest Rate Risk

At both December 31, 2023 and on the filing date of this Annual Report, we had a zero balance on our Facility. Loans under the Facility will bear interest at a rate equal to SOFR plus the Applicable Margin of (i) 6.00% until the third anniversary of the Facility Agreement or (ii) 6.25% from the third anniversary of the Facility Agreement until the Final Maturity Date. On October 3, 2023, the Company signed an Amended and Restated Facility Agreement to replace the LIBOR component in the original Facility Agreement, with a SOFR plus credit adjustment spread rate. The SOFR plus credit adjustment spread rate is intended to approximate the LIBOR component in the original Facility Agreement. The LIBOR component was replaced due to the phase out of LIBOR as a global reference rate. Any increases in these interest rates can have an adverse impact on our results of operations and cash flows. For additional information on the Facility Agreements terms and conditions, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity—RBL Facility Agreement and Available Credit” above.

Item 8. Consolidated Financial Statements and Supplementary Data

The information required here begins on page F-1 as described in “Item 15. Exhibits and Financial Statement Schedules—Index to Consolidated Financial Information”.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on the evaluation, our management concluded that, the Company’s internal control over financial reporting was effective as of December 31, 2023.

REMEDIATION OF MATERIAL WEAKNESSES

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2022, our management concluded that there were material weaknesses in our internal control over financial reporting related to (i) accounting for leases, (ii) complex accounting for business combinations, (iii) financial reporting and consolidation, and (iv) accounting for income taxes.

In response to the identified material weakness at December 31, 2022, our management, with oversight from our Audit Committee, made the following changes in its financial reporting processes in 2023:

●	We added additional resources to the accounting and finance function who had relevant public company financial reporting, accounting and internal controls skillsets.
●

We redesigned our control framework related to accounting for leases, complex accounting for business combinations, financial reporting and consolidation, and the accounting for income taxes. Through this, the company redesigned the controls over the application of the proper accounting treatment for these business processes and defined the precision and the performance of our controls.

●

We enhanced documentary evidence for relevant management review controls over certain business processes including precision of review and evidence of review procedures performed to demonstrate effective operation of such controls.

After completing our testing of the design and operational effectiveness of these controls, our management concluded that we remediated the previously identified material weaknesses as of December 31, 2023.

Our internal controls over financial reporting as of December 31, 2023 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report. KPMG LLP has provided an attestation report on the Company’s internal control over financial reporting which is included in Item 8 of this Annual Report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Other than as stated above, there have been no changes in our internal control over financial reporting during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the three months ended December 31, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be included in the proxy statement for our 2024 annual meeting, which will be filed with the SEC within 120 days of December 31, 2023, and that is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this item will be included in the proxy statement for our 2024 annual meeting, which will be filed with the SEC within 120 days of December 31, 2023, and that is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item under Item 403 of Regulation S-K concerning the security ownership of certain beneficial owners and management will be included in the proxy statement for our 2024 annual meeting, which will be filed with the SEC within 120 days of December 31, 2023, and which is incorporated herein by reference.

The following table provides information as of December 31, 2023 regarding the number of shares of common stock that may be issued under our compensation plans. Please refer to Note 17 to the Financial Statements for additional information on stock-based compensation.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issues under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	780,997	$4.10	1,808,989
Total	780,997	$4.10	1,808,989

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be included in the proxy statement for our 2024 annual meeting, which will be filed with the SEC within 120 days of December 31, 2023, and that is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by this item will be included in the proxy statement for our 2024 annual meeting, which will be filed with the SEC within 120 days of December 31, 2023, and that is incorporated herein by reference.

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

2.2	Arrangement Agreement, dated as of July 13, 2022, by and among VAALCO Energy, Inc., VAALCO Energy Canada ULC and TransGlobe Energy Corporation (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 14, 2022 and incorporated herein by reference).
2.3	Share Purchase Agreement, dated February 29, 2024, by and between VAALCO Energy (Holdings), Inc., Petroswede AB (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 29, 2024 and incorporated herein by reference).
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

10.21.2*	Amendment No. 2 to Employment Agreement, by and between VAALCO Energy, Inc. and George Maxwell, effective as of November 23, 2022 (filed as Exhibit 10.21.2 to the Company’s Annual Report on Form 10-K filed on April 6, 2023, and incorporated herein by reference).
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

10.23.2*	Amendment No. 2 to Employment Agreement, effective as of November 23, 2022, by and between VAALCO Energy, Inc. and Ronald Bain (filed as Exhibit 10.23.2 to the Company’s Annual Report on Form 10-K filed on April 6, 2023, and incorporated herein by reference).
10.24*	TransGlobe Energy Corporation Amended and Restated Deferred Share Unit Plan (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed on April 6, 2023, and incorporated herein by reference).

10.25**

Bareboat Charter, by and between VAALCO Energy, Inc. and World Carrier Offshore Services Corp, dated August 31, 2021 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 3, 2021, and incorporated by reference herein).

10.25.1**	Deed of Novation and Amendment to Bareboat Charter, by and between VAALCO Gabon SA, World Carrier Offshore Services Corp. and Ocean Cloud Navigation Inc., dated as of November 15, 2022 (filed as Exhibit 10.25.1 to the Company’s Annual Report on Form 10-K filed on April 6, 2023, and incorporated herein by reference).
10.25.2**	Second Amendment to Bareboat Charter, by and between VAALCO Gabon SA and Ocean Cloud Navigation Inc., dated as of March 22, 2023 (filed as Exhibit 10.25.2 to the Company’s Annual Report on Form 10-K filed on April 6, 2023, and incorporated herein by reference).
10.26**

Operating Agreement, by and between VAALCO Energy, Inc. and World Carrier Offshore Services Corp, dated August 31, 2021 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 3, 2021, and incorporated herein by reference).

10.26.1**	Deed of Novation and Amendment to Operating Agreement, by and between VAALCO Gabon SA, World Carrier Offshore Services Corp. and Atlantic Energy Logistics SASU, dated as of November 15, 2022 (filed as Exhibit 10.26.1 to the Company’s Annual Report on Form 10-K filed on April 6, 2023, and incorporated herein by reference).
10.27

Deed of Guarantee and Indemnity, by and between VAALCO Energy, Inc. and World Carrier Offshore Services Corp., dated August 31, 2021 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 3, 2021, and incorporated herein by reference).

10.27.1	Deed of Novation and Amendment to Deed of Guarantee and Indemnity, by and between VAALCO Energy, Inc., World Carrier Offshore Services Corp. and Ocean Cloud Navigation Inc., dated as of November 15, 2022.(filed as Exhibit 10.27.1 to the Company’s Annual Report on Form 10-K filed on April 6, 2023, and incorporated herein by reference).
10.28

Deed of Guarantee and Indemnity, by and between VAALCO Energy, Inc. and World Carrier Offshore Services Corp., dated August 31, 2021 (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 3, 2021, and incorporated herein by reference)

10.28.1**	Deed of Novation and Amendment to Deed of Guarantee and Indemnity, by and between VAALCO Energy, Inc., World Carrier Offshore Services Corp. and Atlantic Energy Logistics SASU, dated as of November 15, 2022 (filed as Exhibit 10.28.1 to the Company’s Annual Report on Form 10-K filed on April 6, 2023, and incorporated herein by reference).
10.29	Concession Agreement for Petroleum Exploration, Development and Exploitation between The Arab Republic of Egypt and the Egyptian General Petroleum Corporation and TransGlobe West Bakr Inc. and TransGlobe West Gharib Inc. and TG NW Gharib Inc. in Merged Development Areas of West Bakr Area, West Gharib Area, Northwest Gharib Onshore Area, Eastern Desert, A.R.E. (furnished as Exhibit 1 to TransGlobe Energy Corporation’s Report of Foreign Private Issuer on Form 6-k furnished on March 24, 2022, and incorporated herein by reference)
10.30**	Facility Agreement, by and among VAALCO Energy, Inc., VAALCO Gabon (Etame), Inc., VAALCO Gabon, SA, Glencore Energy UK Ltd., the Law Debenture Trust Corporation P.L.C., and the other financial institutions named therein, dated May 16, 2022 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2022, and incorporated herein by reference).
10.30.1**	Amended and Restated Facility Agreement, by and among VAALCO Energy, Inc., VAALCO Gabon (Etame), Inc., VAALCO Gabon, SA, Glencore Energy UK Ltd., the Law Debenture Trust Corporation P.L.C., and the other financial institutions named therein, dated October 3, 2023 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 5, 2023, and incorporated herein by reference).
10.31**	Crude Oil Sale and Marketing Agreement, by and between VAAALCO Gabon S.A. and Glencore Energy UK Ltd., dated May 20, 2022 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2022, and incorporated herein by reference).
21.1(a)	List of subsidiaries of the Company.
23.1(a)	Consent of BDO USA, P.C.
23.2(a)	Consent of KPMG LLP
23.3(a)	Consent of Netherland, Sewell & Associates, Inc. — Independent Petroleum Engineers.
23.4(a)	Consent of GLJ Ltd. — Independent Petroleum Engineers.
31.1(a)	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.
31.2(a)	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.
32.1(b)	Sarbanes-Oxley Section 906 certification of Principal Executive Officer.
32.2(b)	Sarbanes-Oxley Section 906 certification of Principal Financial Officer.
97.1(a)	Clawback Policy.
99.1(a)	Report of Netherland, Sewell & Associates, Inc. (International Properties)- Egypt
99.2(a)	Report of Netherland, Sewell & Associates, Inc. (International Properties) - Gabon
99.3(a)	Report of GLJ Ltd.
101.INS(a)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH(a)	Inline XBRL Taxonomy Schema Document.
101.CAL(a)	Inline XBRL Calculation Linkbase Document.
101.DEF(a)	Inline XBRL Definition Linkbase Document.
101.LAB(a)	Inline XBRL Label Linkbase Document.
101.PRE(a)	Inline XBRL Presentation Linkbase Document.
104(a)	Cover Page Interactive Data File (formatted as Inline XBRL and Contained in Exhibit 101).

___________________________________

(a) Filed herewith

(b) Furnished herewith

* Management contract or compensatory plan or arrangement

**Information in this exhibit has been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VAALCO ENERGY, INC.
(Registrant)

By	/s/ George W.M. Maxwell
George W.M. Maxwell
Chief Executive Officer

Dated March 15, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 14th day of March 2024, by the following persons on behalf of the registrant and in the capacities indicated.

Signature		Title

By:	/s/ George Maxwell	Chief Executive Officer (Principal Executive Officer) and Director
George Maxwell

By:	/s/ Ron Bain	Chief Financial Officer (Principal Financial Officer)
Ron Bain

By:	/s/ Jason Doornik	Chief Accounting Officer (Principal Accounting Officer)
Jason Doornik

By:	/s/ Andrew L. Fawthrop	Chairman of the Board and Director
Andrew L. Fawthrop

By:	/s/ Catherine L. Stubbs	Director
Catherine L. Stubbs

By:	/s/ Fabrice Nze-Bekale	Director
Fabrice Nze-Bekale

By:	/s/ Edward LaFehr	Director
Edward LaFehr

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
VAALCO Energy, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of VAALCO Energy, Inc. and subsidiaries (the Company) as of December 31, 2023, the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for the year ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of the impact of estimated crude oil, natural gas and natural gas liquids (NGLs) proved reserves on depletion expense related to crude oil and natural gas properties

As discussed in Note 2 to the consolidated financial statements, the Company determines depletion of crude oil and natural gas properties on a block basis under the unit-of-production method based upon estimates of proved reserves. For the year ended December 31, 2023, the Company recorded depreciation, depletion and amortization expense of $115 million. The estimation of proved reserves requires the expertise of reserve engineer specialists, who take into consideration future production, future operating and capital costs, and historical crude oil, natural gas and NGLs prices inclusive of price differentials. The Company engages independent reserve engineer specialists to estimate proved reserves, which are an input to the calculation of depletion.

We identified the assessment of the impact of estimated crude oil, natural gas and NGLs proved reserves on depletion expense related to crude oil and natural gas properties as a critical audit matter. Changes in assumptions used to estimate the proved reserves could have had a significant impact on depletion expense. Complex auditor judgment was required in evaluating the Company’s estimate of proved reserves. Specifically, auditor judgment was required to evaluate the assumptions used by the Company related to future production and future operating and capital costs.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s depletion process, including controls over the estimation of proved reserves. We evaluated the professional qualifications and knowledge, skills, and ability of the Company’s internal reserve engineers and the independent reserve engineer specialists and the independent reserve engineering firms engaged by the Company.  We evaluated the relationship of the independent reserve engineer specialists and independent reserve engineering firms to the Company. We analyzed and assessed the determination of depletion expense for compliance with industry and regulatory standards. We assessed compliance of the methodology used by the Company’s independent reserve engineer specialists to estimate proved reserves with industry and regulatory standards. We read and considered the report of the Company’s independent reserve engineering firms in connection with our evaluation of the Company’s proved reserve estimates. We compared future production to historical production rates. We evaluated the future operating and capital costs by comparing them to historical costs.

/s/ KPMG LLP

We have served as the Company’s auditor since 2023.

Houston, Texas
March 15, 2024

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

VAALCO Energy, Inc.

Houston, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of VAALCO Energy, Inc. (the “Company”) as of December 31, 2022, the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for the years ended December 31, 2022 and 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and the results of its operations and its cash flows for the years ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ BDO USA, LLP

We served as the Company’s auditor from 2016 to 2023.

Houston, Texas

April 6, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
VAALCO Energy, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited VAALCO Energy, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2023, the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for the year ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated March 14, 2024 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ KPMG LLP

Houston, Texas
March 15, 2024

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31, 2023	As of December 31, 2022
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$121,001	$37,205
Restricted cash	114	222
Receivables:
Trade, net of allowances for credit loss and other of $0.5 and $0.0 million, respectively	44,888	52,147
Accounts with joint venture owners, net of allowance for credit losses of $0.8 and $0.3 million, respectively	1,814	15,830
Foreign income taxes receivable	—	2,769
Egypt receivables and other, net of allowances for credit loss and other of $4.6 and $0.0 million, respectively	45,942	68,519
Crude oil inventory	1,948	3,335
Prepayments and other	12,434	20,070
Total current assets	228,141	200,097

Crude oil, natural gas and NGLs properties and equipment, net	459,786	495,272
Other noncurrent assets:
Restricted cash	1,795	1,763
Value added tax and other receivables, net of allowances for credit loss and other of $0.0 million and $8.4 million, respectively	4,214	7,150
Right of use operating lease assets	2,378	2,777
Right of use finance lease assets	89,962	90,698
Deferred tax assets	29,242	35,432
Abandonment funding	6,268	20,586
Other long-term assets	1,430	1,866
Total assets	$823,216	$855,641
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$22,152	$59,886
Accounts with joint venture owners	5,990	—
Accrued liabilities and other	66,924	91,392
Operating lease liabilities - current portion	2,396	2,314
Finance lease liabilities - current portion	10,079	7,811
Foreign income taxes payable	19,261	—
Current liabilities - discontinued operations	673	687
Total current liabilities	127,475	162,090
Asset retirement obligations	47,343	41,695
Operating lease liabilities - net of current portion	33	686
Finance lease liabilities - net of current portion	78,293	78,248
Deferred tax liabilities	73,581	81,223
Other long-term liabilities	17,709	25,594
Total liabilities	344,434	389,536
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $25 par value; 500,000 shares authorized, none issued	—	—
Common stock, $0.10 par value; 160,000,000 shares authorized, 121,397,553 and 119,482,680 shares issued, 104,346,233 and 107,852,857 shares outstanding, respectively	12,140	11,948
Additional paid-in capital	357,498	353,606
Accumulated other comprehensive income	2,880	1,179
Less treasury stock, 17,051,320 and 11,629,823 shares, respectively, at cost	(71,222)	(47,652)
Retained earnings	177,486	147,024
Total shareholders' equity	478,782	466,105
Total liabilities and shareholders' equity	$823,216	$855,641

See notes to consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Twelve Months Ended December 31,
	2023	2022	2021
	(in thousands, except per share amounts)
Revenues:
Crude oil, natural gas and natural gas liquids sales	$455,066	$354,326	$199,075
Operating costs and expenses:
Production expense	153,157	112,661	81,255
FPSO demobilization and other costs	7,484	8,867	—
Exploration expense	1,965	258	1,579
Depreciation, depletion and amortization	115,302	48,143	21,060
General and administrative expense	23,840	10,077	14,766
Credit (recovery) losses and other	(4,906)	3,082	875
Total operating costs and expenses	296,842	183,088	119,535
Other operating income (expense), net	433	38	(440)
Operating income	158,657	171,276	79,100
Other income (expense):
Derivative instruments gain (loss), net	232	(37,812)	(22,826)
Interest income (expense), net	(6,452)	(2,034)	10
Other income (expense), net	(2,291)	(8,048)	3,494
Total other expense, net	(8,511)	(47,894)	(19,322)
Income from continuing operations before income taxes	150,146	123,382	59,778
Income tax expense (benefit)	89,777	71,420	(22,156)
Income from continuing operations	60,369	51,962	81,934
Loss from discontinued operations, net of tax	(15)	(72)	(98)
Net income	$60,354	$51,890	$81,836
Other comprehensive income (loss)
Currency translation adjustments	1,701	1,179	—
Comprehensive income	$62,055	$53,069	$81,836

Basic net income per share:
Income from continuing operations	$0.56	$0.74	$1.38
Loss from discontinued operations, net of tax	—	—	—
Net income per share	$0.56	$0.74	$1.38
Basic weighted average shares outstanding	106,376	69,568	58,230
Diluted net income per share:
Income from continuing operations	$0.56	$0.73	$1.37
Loss from discontinued operations, net of tax	—	—	—
Net income per share	$0.56	$0.73	$1.37
Diluted weighted average shares outstanding	106,555	69,982	58,755

See notes to consolidated financial statements

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Shares Issued	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total
	(in thousands)
Balance at January 1, 2021	67,897	(10,366)	6,790	74,437	—	(42,421)	22,652	$61,458
Shares issued - stock-based compensation	1,665	(573)	166	1,203	—	—	—	1,369
Stock-based compensation expense	—	—	—	1,060	—	—	—	1,060
Treasury stock	—	—	—	—	—	(1,426)	—	(1,426)
Net income	—	—	—	—	—	—	81,836	81,836
Balance at December 31, 2021	69,562	(10,939)	$6,956	$76,700	$—	$(43,847)	$104,488	$144,297
Shares issued - stock-based compensation	614	—	61	251	—	—	—	312
Stock-based compensation expense	—	—	—	2,105	—	—	—	2,105
Conversion of Liability Awards to Equity	—	—	—	5,336	—	—	—	5,336
Acquisition of TransGlobe	49,307	—	4,931	269,214	—	—	—	274,145
Treasury stock	—	(691)	—	—	—	(3,805)	—	(3,805)
Dividend distributions	—	—	—	—	—	—	(9,354)	(9,354)
Other comprehensive income	—	—	—	—	1,179	—	—	1,179
Net income	—	—	—	—	—	—	51,890	51,890
Balance at December 31, 2022	119,483	(11,630)	$11,948	$353,606	$1,179	$(47,652)	$147,024	$466,105
Shares issued - stock-based compensation	1,915	—	192	482	—	—	—	674
Stock-based compensation expense	—	—	—	3,410	—	—	—	3,410
Treasury stock	—	(5,421)	—	—	—	(23,570)	—	(23,570)
Dividend distributions	—	—	—	—	—	—	(26,772)	(26,772)
Cumulative effect of adjustment upon adoption of ASU 2016-13 on January 1, 2023	—	—	—	—	—	—	(3,120)	(3,120)
Other comprehensive income	—	—	—	—	1,701	—	—	1,701
Net income	—	—	—	—	—	—	60,354	60,354
Balance at December 31, 2023	121,398	(17,051)	$12,140	$357,498	$2,880	$(71,222)	$177,486	$478,782

See notes to consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended December 31,
	2023	2022	2021
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$60,354	$51,890	$81,836
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	15	72	98
Depreciation, depletion and amortization	115,302	48,143	21,060
Bargain purchase gain	1,412	(10,819)	(7,651)
Exploration expense	1,841	—	—
Deferred taxes	(2,864)	44,805	(39,978)
Unrealized foreign exchange loss	52	(1,043)	(291)
Stock-based compensation	3,323	2,200	2,459
Cash settlements paid on exercised stock appreciation rights	(378)	(827)	(3,271)
Derivative instruments (gain) loss, net	(232)	37,812	22,826
Cash settlements paid on matured derivative contracts, net	(127)	(42,935)	(18,020)
Cash settlements paid on asset retirement obligations	(6,747)	(6,577)	—
Credit (recovery) losses and other	7,543	3,082	875
Other operating loss, net	55	(38)	440
Operational expenses associated with equipment and other	3,196	2,052	2,415
Change in operating assets and liabilities:
Trade, net	6,723	18,385	(11,308)
Accounts with joint venture owners, net	19,571	(18,929)	1,594
Egypt receivables and other, net	14,802	(9,290)	(9,736)
Crude oil inventory	1,387	(1,742)	5,022
Prepayments and other	4,743	(4,387)	1,617
Value added tax and other receivables	2,427	(5,193)	(1,593)
Other long-term assets	3,830	(2,730)	(1,176)
Accounts payable	(28,102)	23,920	(922)
Foreign income taxes receivable/(payable)	22,030	(5,897)	2,268
Accrued liabilities and other	(6,544)	6,964	1,645
Net cash provided by (used in) continuing operating activities	223,612	128,918	50,209
Net cash used in discontinued operating activities	(15)	(72)	(92)
Net cash provided by (used in) operating activities	223,597	128,846	50,117
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(97,223)	(159,897)	(16,558)
Cash acquired from TransGlobe acquisition	—	36,686	—
Acquisition of crude oil and natural gas properties	—	—	(22,505)
Net cash provided by (used in) continuing investing activities	(97,223)	(123,211)	(39,063)
Net cash used in discontinued investing activities	—	—	—
Net cash provided by (used in) investing activities	(97,223)	(123,211)	(39,063)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuances of common stock	673	312	1,369
Dividend distribution	(26,772)	(9,354)	—
Treasury shares	(23,570)	(3,805)	(1,426)
Deferred financing costs	—	(2,069)	—
Payments of finance lease	(7,150)	(3,039)	—
Net cash provided by (used in) in continuing financing activities	(56,819)	(17,955)	(57)
Net cash used in discontinued financing activities	—	—	—
Net cash provided by (used in) in financing activities	(56,819)	(17,955)	(57)
Effects of exchange rate changes on cash	(153)	(218)	—
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	69,402	(12,538)	10,997
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	59,776	72,314	61,317
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$129,178	$59,776	$72,314

See notes to consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTAL DISCLOSURES

To Be Updated	Twelve Months Ended December 31,
	2023	2022	2021
	(in thousands)
Supplemental disclosure of cash flow information:
Income taxes paid in-kind with crude oil	$32,776	$26,257	$20,103
Interest paid, net of amounts capitalized	$9,122	$1,656	$—
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment additions incurred but not paid at end of period	$14,137	$41,060	$15,021
Non-cash consideration exchanged in the acquisition of TransGlobe	$—	$274,145	$—
Recognition of right-of-use operating lease assets and liabilities	$2,582	$—	$581
Recognition of right-of-use finance lease assets and liabilities	$7,875	$87,166	$—
Reclassification of other long-term assets to right-of-use finance lease assets	$—	$4,116	$—
Liability awards converted to equity	$—	$5,336	$—
Asset retirement obligations adjustments	$2,487	$—	$21,733

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

On October 13, 2022, the Company completed the business combination involving TransGlobe Energy Corporation (“TransGlobe”),

As of December 31, 2023, the Company’s consolidated subsidiaries were VAALCO Gabon (Etame), Inc., VAALCO Production (Gabon), Inc., VAALCO Gabon S.A., VAALCO Angola (Kwanza), Inc., VAALCO Energy (EG), Inc., VAALCO Energy Mauritius (EG) Limited, VAALCO Energy, Inc. (UK Branch), VAALCO Energy (USA), Inc, VAALCO Energy (International), LLC, VAALCO Energy (Holdings), LLC, VAALCO International Management, LLC, TransGlobe Energy Corporation, TransGlobe Energy UK Ltd, TransGlobe Petroleum International Inc., TransGlobe Holdings Yemen Inc., TransGlobe West Bakr Inc., TransGlobe West Gharib Inc., TransGlobe Energy Marketing Inc., TransGlobe NW Gharib Inc. and TransGlobe S Ghazalat Inc.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation – The accompanying consolidated financial statements (“Financial Statements”) include the accounts of VAALCO and its wholly owned subsidiaries. Investments in unincorporated joint ventures and undivided interests in certain operating and non-operating assets are consolidated on a pro rata basis. All intercompany transactions within the consolidated group have been eliminated in consolidation.

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

Estimates of crude oil, natural gas and NGLs reserves used to estimate depletion expense and impairment charges require significant judgments and are generally less precise than other estimates made in connection with financial disclosures. Due to inherent uncertainties and the limited nature of data, estimates are imprecise and subject to change over time as additional information becomes available.

Cash and cash equivalents – Cash and cash equivalents includes deposits and funds invested in highly liquid instruments with original maturities of three months or less at the date of purchase. The Company maintains its cash accounts in financial institutions that are insured by the Federal Deposit Insurance Corporation. From time to time, cash balances may exceed the insured amounts, however, the Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risks associated with cash and cash equivalents.

Restricted cash and abandonment funding – Restricted cash includes cash that is contractually restricted. Restricted cash is classified as a current or non-current asset based on its designated purpose and estimated timing of usage. Current amounts in restricted cash at December 31, 2023 and 2022 each include an escrow amount representing bank guarantees for customs clearance in Gabon. For Canada, approximately $0.1 million has been set aside as of December 31, 2023 related to property taxes. Long-term amounts at December 31, 2023 and 2022 include a charter payment escrow for the FPSO offshore Gabon as discussed in Note 12.

On January 22, 2024 VAALCO received notice that the final compensation payment was made for the charter payment escrow for the FPSO, which released VAALCO and its partners of any further obligation to restrict this cash amount. The remaining cash in the account is to be distributed to VAALCO and the joint operating partners. As of December 31, 2023, VAALCO's share of this restricted cash amount was $1.8 million.

In the first quarter of 2023, the Directorate of Hydrocarbons in Gabon approved a $26.6 million ($15.6 million, net to VAALCO) abandonment funding payment associated with the FPSO retirement. The Company received payment of $15.6 million in March 2023. The remaining balance of the abandonment fund was unchanged during the remainder of 2023.

The Company invests restricted and excess cash in readily redeemable money market funds. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows.

	As of December 31,
	2023	2022
	(in thousands)
Cash and cash equivalents	$121,001	$37,205
Restricted cash - current	114	222
Restricted cash - non-current	1,795	1,763
Abandonment funding	6,268	20,586
Total cash, cash equivalents and restricted cash	$129,178	$59,776

Accounts with joint venture owners, net – Accounts with joint venture owners represent the excess of charges billed over cash calls paid by the joint venture owners for exploration, development and production expenditures made by the Company as an operator. Joint owner receivables are secured through cash calls and other mechanisms for collection under the terms of the joint operating agreements. For credit loss and other allowances associated with accounts with joint venture owners, see allowance for credit loss and other below.

Trade, net – The Company’s trade accounts receivable results from sales of crude oil, natural gas and NGLs.  For credit losses associated with accounts with trade receivables, see allowance for credit losses and other below.

Egypt receivables and other, net – On  January 19, 2022, TransGlobe’s West Gharib, West Bakr and North West Gharib (collectively the “Eastern Desert”) concessions were merged into the Merged Concession Agreement with the Egyptian General Petroleum Corporation ("EGPC"). The Merged Concession includes improved cost recovery and production sharing terms scaled to oil prices with a new 15-year development term and a 5-year extension option. Upon execution of the Merged Concession, there was an effective date adjustment owed to the Company for the difference between historic and Merged Concession Agreement commercial terms applied against Eastern Desert production from the Merged Concession Effective Date,  February 1, 2020. The cumulative amount of the effective date adjustment was estimated at $67.5 million and was recorded as part of the TransGlobe arrangement. During the fourth quarter of 2022, the Company received $17.2 million. At  December 31, 2023, the remaining $45.6, net of credit loss ($4.6 million) million was recorded on the consolidated balance sheet in current receivables in the "Egypt receivables and other, net" line item.

For credit losses associated with Egypt receivables and other, net, see allowance for credit losses and other below.

Value added tax and other receivables, net – The Company incurs receivables from the government of Gabon for reimbursable Value-Added Tax (“VAT”).

As of  December 31, 2023, the outstanding VAT receivable balance was approximately $1.6 million, net to VAALCO. As of  December 31, 2022, the outstanding VAT receivable balance, excluding the allowance, was approximately $21.8 million ($13.9 million, net to VAALCO). The receivable amount, net of allowances, is reported as a non-current asset in the “Value added tax and other receivables” line item in the condensed consolidated balance sheets. Because both the VAT receivable and the related allowances are denominated in XAF, the exchange rate revaluation of these balances into U.S. dollars at the end of each reporting period also has an impact on the Company’s results of operations. Such foreign currency gains (losses) are reported separately in the “Other expense, net” line item of the consolidated statements of operations and comprehensive income. For the allowance associated with VAT, see allowance for credit losses and other below.

Allowance for credit losses and other – On  January 1, 2023, the Company adopted Accounting Standards Update 2016-13, Financial Instruments—Credit Losses (“ASU 2016-13”). ASU 2016-13 requires an entity to measure credit losses of certain financial assets, including trade receivables, utilizing a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to form credit loss estimates. All other amounts previously disclosed as allowances for bad debt were transferred to allowances for credit loss and other.

The Company estimates the current expected credit loss and other allowances based primarily using either an aging analysis or discounted cash flow methodology that incorporates consideration of current and future conditions that could impact its counterparties’ credit quality and liquidity. Uncollectible receivables are written off when a settlement is reached for an amount that is less than the outstanding historical balance or when the Company has determined that the balance will not be collected.

The Company has identified the following types of financial assets that are within the scope of ASU 2016-13:

•	Trade, net;
•	Accounts with joint venture owners, net; and
•	Egypt receivables and other, net

As a result of adopting ASU 2016-13 on  January 1, 2023, the Company recognized a $3.1 million cumulative effect adjustment within retained earnings. During the year ended December 31, 2023, the Company reversed $12.4 million of credit loss and other allowances due to recoveries from VAT and the Sogara refinery.  The Company recognized $7.5 million in credit loss and other allowances mainly due to amounts owed from EGPC.  As of  December 31, 2023, the Company has established a credit loss and other allowance for the full $0.8 million receivable from one of the non-operating partners in Block P offshore Equatorial Guinea.

The following table provides an analysis of the change in the aggregate credit loss and other allowances:

	Twelve Months Ended December 31,
	2023	2022
	(in thousands)
Allowance for credit losses and other
Balance at beginning of period	$(8,704)	$(5,741)
Credit losses and other	(7,543)	(3,380)
Credit recoveries and other	12,449	298
Adjustment associated with Sasol Acquisition	—	—
Cumulative effect of adjustment upon adoption of ASU 2016-13 on January 1, 2023	(3,120)	—
Foreign currency gain	889	119
Balance at end of period	$(6,029)	$(8,704)

Crude oil inventory – Crude oil inventories are carried at the lower of cost or net realizable value. In Gabon, inventories represent the Company's share of crude oil produced and stored on the FSO at December 31, 2023 and the FPSO at December 31, 2022, but unsold at the end of each period. In Egypt, inventory consists of the Company's entitlement crude oil barrels not yet sold.

Prepayments and other – Included in “Prepayments and other” line item of the Company’s December 31, 2023 and 2022 consolidated balance sheet are the following assets:

	As of December 31, 2023	As of December 31, 2022
	(in thousands)
Prepaid fixed asset progress payments	$2,314	$3,991
Gabon prepaid royalties	1,246	4,800
Prepaid insurance	474	117
Egypt advances to contractors	2,656	4,914
Gabon employee loans and advances	1,299	1,146
Refundable deposits	345	623
Derivative receivables	403	102
Other prepayments	3,697	4,377
Total prepayments and other	$12,434	$20,070

Crude oil, natural gas and NGLs properties, equipment and other – The Company uses the successful efforts method of accounting for crude oil, natural gas and NGLs producing activities.

•  Capitalization – Costs of successful wells, development dry holes and leases containing productive reserves are capitalized and amortized on a unit-of-production basis over the life of the related reserves. Other exploration costs, including dry exploration well costs, geological and geophysical expenses applicable to undeveloped leaseholds, leasehold expiration costs and delay rentals, are expensed as incurred. The costs of exploratory wells are initially capitalized pending a determination of whether proved reserves have been found. At the completion of drilling activities, the costs of exploratory wells remain capitalized if a determination is made that proved reserves have been found. If no proved reserves have been found, the costs of exploratory wells are charged to expense. In some cases, a determination of proved reserves cannot be made at the completion of drilling, requiring additional testing and evaluation of the wells. Cost incurred for exploratory wells that find reserves that cannot yet be classified as proved are capitalized if (a) the well has found a sufficient quantity of reserves to justify its completion as a producing well and (b) sufficient progress in assessing the reserves and the economic and operating viability of the project has been made. The status of suspended well costs is monitored continuously and reviewed quarterly. Due to the capital-intensive nature and the geographical characteristics of certain projects, it may take an extended period of time to evaluate the future potential of an exploration project and the economics associated with making a determination of its commercial viability. Costs of seismic studies that are utilized in development drilling within an area of proved reserves are capitalized as development costs.

•  Capitalized equipment spare parts – Capitalized equipment inventory represents the costs incurred in purchasing and bringing the inventory to its present location and condition and is based on purchase costs calculated on weighted average cost basis, including transportation costs. Capitalized equipment inventory is classified as long term when the Company expects to utilize the inventory beyond the normal operating cycle.

•  Depreciation, depletion and amortization – Depletion of wells, platforms, and other production facilities are calculated on a block basis under the unit-of-production method based upon estimates of total proved developed reserves. Depletion of leasehold acquisition costs are provided on a block basis under the unit-of-production method based upon estimates of total proved reserves. Support equipment (other than equipment inventory) and leasehold improvements related to crude oil, natural gas and NGLs producing activities, as well as property, plant and equipment unrelated to crude oil, natural gas and NGLs producing activities, are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, which are typically five years for office and miscellaneous equipment and five to seven years for leasehold improvements.

•  Unproved Property Cost – Significant unproved properties are assessed individually for impairment and when events or circumstances indicate that the carrying value of property may not be recovered a valuation allowance is provided if an impairment is indicated. The unproved property costs are not subject to depreciation, depletion and amortization, until they are classified as proved properties.

•  Impairment – The Company reviews the crude oil, natural gas and NGLs properties and equipment, net for impairment on a block basis whenever events or changes in circumstances indicate that the carrying amount of such properties may not be recoverable. If the sum of the expected undiscounted future cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment charge is recorded based on the fair value of the asset. This may occur if the block contains lower than anticipated reserves or periods of sustained declines in commodity prices. The fair value measurement used in the impairment test is generally calculated with a discounted cash flow model using several Level 3 inputs that are based upon estimates, the most significant of which is the estimate of net proved reserves. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the Company’s control. Reserve engineering is a subjective process of estimating underground accumulations of crude oil, natural gas and NGLs that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. The quantities of crude oil, natural gas and NGLs that are ultimately recovered, production and operating costs, the amount and timing of future development expenditures and future crude oil, natural gas and NGLs sales prices may all differ from those assumed in these estimates.

Capitalized equipment inventory is reviewed regularly for obsolescence.

When undeveloped crude oil, natural gas and NGLs leases are deemed to be impaired, exploration expense is charged. Unproved property costs consist of acquisition costs related to unproved property costs in the Etame Marin block in Gabon, Canada, Egypt and in Block P in Equatorial Guinea.

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

Asset retirement obligations (“ARO”) – The Company has legal obligations to remove tangible equipment and restore land or seabed at the end of crude oil, natural gas and NGLs production operations. The removal and restoration obligations are primarily associated with plugging and abandoning wells, removing and disposing of all or a portion of onshore or offshore crude oil, natural gas and NGLs platforms, and capping pipelines. Estimating the future restoration and removal costs requires management to make estimates and judgments. Asset removal technologies and costs are constantly changing, as are regulatory, political, environmental, safety, and public relations considerations.

A liability for ARO is recognized in the period in which the legal obligations are incurred if a reasonable estimate of fair value can be made. The ARO liability reflects the estimated present value of the amount of dismantlement, removal, site reclamation, and similar activities associated with crude oil, natural gas and NGLs properties and equipment, net. The Company uses current retirement costs to estimate the expected cash outflows for retirement obligations. Inherent in the present value calculation are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit-adjusted discount rates, timing of settlement, and changes in the legal, regulatory, environmental, and political environments. Initial recording of the ARO liability is offset by the corresponding capitalization of asset retirement cost recorded to crude oil, natural gas and NGLs properties and equipment, net. To the extent these or other assumptions change after initial recognition of the liability, the fair value estimate is revised and the recognized liability adjusted, with a corresponding adjustment made to the related capitalized asset retirement cost or through a charged to earnings, as appropriate. Depreciation of capitalized asset retirement costs and accretion of asset retirement obligations are recorded over time. Depreciation is generally determined on a units-of-production basis for crude oil, natural gas and NGLs properties and equipment, net production facilities, while accretion escalates over the lives of the assets to reach the expected settlement value. Where there is a downward revision to the ARO that exceeds the net book value of the related asset, the corresponding adjustment is limited to the amount of the net book value of the asset and the remaining amount is recognized as a gain.

Revenue recognition – The Company's revenues are derived from contracts with customers. Royalties are considered to be part of the price of the sale transaction and are therefore presented as a reduction to revenues. Revenues associated with the sale of crude oil, natural gas and NGLs are measured based on the consideration specified in contracts with customers.

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

Revenues associated with the sales of the Company’s crude oil, natural gas, condensates and natural gas liquids ("NGLs") are recognized by reference to actual volumes sold and quoted market prices in active markets for crude oil, natural gas, condensates and NGLs, adjusted according to specific terms and conditions as applicable per the sales contracts. Revenue is measured at the fair value of the consideration received or receivable.

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

The stock-based compensation expense for equity awards is recognized over the period that services are provided. For awards considered liabilities under US GAAP, awards are measured at fair value on the grant date and remeasured at fair value until the award is settled.

Foreign currency transactions – The U.S. dollar is the functional currency of the Company’s foreign operating subsidiaries except for Canada. When the Company’s subsidiaries' functional currency is the US dollar, gains and losses on foreign currency transactions are included in income. When the Company’s subsidiaries functional currency is the local currency, not the US dollar, the cumulative effects of translating the balance sheet accounts from the functional currency into the U.S. dollar at current exchange rates are included in accumulated other comprehensive income (loss). The Company recognized losses on foreign currency transactions of $0.9 million in 2023, $4.2 million in 2022 and $0.7 million in 2021.

Income taxes – The tax provision is based on expected taxable income, statutory rates and tax planning opportunities available to the Company in the various jurisdictions in which the Company operates. The determination and evaluation of the annual tax provision and tax positions involves the interpretation of the tax laws in the various jurisdictions in which the Company operates and requires significant judgment and the use of estimates and assumptions regarding significant future events such as the amount, timing and character of income, deductions and tax credits. Changes in tax laws, regulations, agreements and tax treaties or the level of operations or profitability in each jurisdiction would impact the tax liability in any given year. The Company also operates in foreign jurisdictions where the tax laws relating to the crude oil, natural gas and NGLs industry are open to interpretation, which could potentially result in tax authorities asserting additional tax liabilities. While the income tax provision (benefit) is based on the best information available at the time, a number of years may elapse before the ultimate tax liabilities in the various jurisdictions are determined. The Company also records as income tax expense the increase or decrease in the value of the government’s allocation of profit oil, which is due to changes in value from the time the allocation is originally produced to the time the allocation is actually lifted.

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their tax basis. Deferred tax assets are recognized when it is more likely than not that they will be realized. We periodically assess our deferred tax assets and reduce such assets by a valuation allowance if we deem it is more likely than not that some portion or all of the deferred tax assets will not be realized. Judgment is required in determining whether deferred tax assets will be realized in full or in part. Management assesses the available positive and negative evidence to estimate if existing deferred tax assets will be utilized, and when it is estimated to be more-likely-than-not that all or some portion of specific deferred tax assets, such as net operating loss carry forwards or foreign tax credit carryovers, will not be realized. A valuation allowance must be established for the amount of the deferred tax assets that are estimated to not be realizable. Factors considered are earnings generated in previous periods, forecasted earnings and the expiration period of carryovers.

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

Level 1 – Inputs are observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets as of the measurement date.

Level 2 – Inputs are observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3 – Inputs are unobservable inputs that are not corroborated by market data and may be used with internally developed methodologies that result in management’s best estimate of fair value.

Nonrecurring Fair Value Measurements – The Company applies fair value measurements to its nonfinancial assets and liabilities measured on a nonrecurring basis, which consist of measurements or remeasurements of impairment of crude oil, natural gas and NGLs properties and equipment, net, asset retirement assets and liabilities and assets acquired and liabilities assumed in a business combination. VAALCO uses market-observable prices for assets when comparable transactions can be identified that are similar to the asset being valued. When VAALCO is required to measure fair value and there is not a market-observable price for the asset or for a similar asset then the cost or income approach is used depending on the quality of information available to support management’s assumptions. The cost approach is based on management’s best estimate of the current asset replacement cost. The income approach is based on management’s best assumptions regarding expectations of future net cash flows. The expected cash flows are discounted using a commensurate risk-adjusted discount rate. Such evaluations involve significant judgment, and the results are based on expected future events or conditions such as sales prices, estimates of future oil and gas production or throughput, development and operating costs and the timing thereof, economic and regulatory climates and other factors, most of which are often are often outside of management's control. However, assumptions used to reflect a market participant's view of long term prices, costs and other factors and are consistent with assumptions used in VAALCO's business plans and investment decisions.

Fair value of financial instruments – The Company determines the fair value of our assets and liabilities subject to fair value measurement by using the highest possible “level” of inputs.

		As of December 31, 2023
	Balance Sheet Line	Level 1	Level 2	Level 3	Total
		(in thousands)
Assets
Derivative asset	Prepayments and other	$—	$403	$—	$403
		$—	$403	$—	$403
Liabilities
SARs liability	Accrued liabilities and other	$—	$163	$—	$163
Derivative liability	Accrued liabilities and other	—	—	—	—
		$—	$163	$—	$163

		As of December 31, 2022
	Balance Sheet Line	Level 1	Level 2	Level 3	Total
		(in thousands)
Assets
Derivative asset	Prepayments and other	$—	$102	$—	$102
		$—	$102	$—	$102
Liabilities
SARs liability	Accrued liabilities and other	$—	$556	$—	$556
		$—	$556	$—	$556

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

3. NEW ACCOUNTING STANDARDS

Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) related to the calculation of credit losses on financial instruments. All financial instruments not accounted for at fair value are impacted, including the Company’s trade and joint venture owners’ receivables. Allowances are to be measured using a current expected credit loss (“CECL”) model as of the reporting date that is based on historical experience, current conditions and reasonable and supportable forecasts. This is significantly different from the current model that increases the allowance when losses are probable. ASU 2016-13 is effective for Securities and Exchange Commission filers, excluding smaller reporting companies, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company was required to adopt the new standard for the fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU 2016-13 (“ASC 326”) on January 1, 2023 using the modified-retrospective approach. The modified-retrospective approach consists of applying the amendments in ASU 2016-13 through a cumulative-effect adjustment, if required, to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company’s current method and timing of recognizing credit loss and other allowances are in accordance with ASC 326 and is consistent with the previous method of recognizing credit loss and other allowances, except for one receivable, which now utilizes the Discounted Cash Flow method for computing its Expected Credit Loss (“ECL”). The Company recorded an ECL allowance of $3.1 million as an opening balance adjustment to retained earnings at January 1, 2023.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848),” which provides for applying U.S. GAAP to debt contracts, receivables, leases, derivatives, and other contracts impacted by reference rate reform and other transactions affected by the cessation of the LIBOR. The expiration date of ASU 2020-04 was December 31, 2022. In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, to extend the expiration date of Topic 848 through December 31, 2024. On October 3, 2023, the Company adopted the provisions of ASU 2022-06, “Reference Rate Reform Topic 848. The adoption of the standard did not have a material impact to the company.

Not Yet Adopted

In December 2023, FASB issued new guidance to improve Income Tax disclosures to provide information to assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The rules become effective for annual periods beginning after December 15, 2024. The standard modifies required income tax disclosures. VAALCO is currently evaluating the impact of adopting this guidance on the consolidated financial statements.

In November 2023, FASB issued new guidance to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The rules become effective for the fiscal years beginning after December 15, 2023. The standard requires additional disclosures about operating segments. VAALCO is currently evaluating the impact of adopting this guidance on the consolidated financial statements.

In August 2023, FASB issued new guidance to provide specific guidance on how a joint venture, upon formation, should recognize and initially measure assets contributed and liabilities assumed. The rules become effective prospectively for all joint venture formations occurring on or after January 1, 2025. VAALCO is currently assessing the impact of this guidance.

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

Prior to the Arrangement, TransGlobe was an oil and gas exploration and development company whose activities were concentrated in Egypt and Canada. The Combined Company is an African-focused operator with a portfolio of assets in Gabon, Egypt, Equatorial Guinea and Canada. The transaction qualified as a business combination under ASC 805, Business Combinations and the Company is the accounting acquiror.

During the first quarter of 2023, a measurement period adjustment was recorded impacting the deferred tax liability and bargain purchase gain. The purchase accounting for the business combination was completed by September 30, 2023. During the year ended  December 31, 2023, the deferred tax liability in Egypt was increased by $1.4 million, respectively, as of the date of the acquisition. This resulted in a decrease to the bargain purchase gain of a corresponding $1.4 million for the year ended  December 31, 2023, and is reflected in VAALCO's consolidated statements of operations in the line, “Other expense, net.”

The following table shows the 2023 adjustment as if the adjustment was made on the date of acquisition:.

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

All assets and liabilities associated with TransGlobe, including crude oil, natural gas and NGLs properties, asset retirement obligations and working capital items, were recorded at their fair value. The Company used estimated future crude oil prices as of the closing date, October 13, 2022, to apply to the estimated reserve quantities acquired and market participant assumptions to the estimated future operating and development costs to arrive at the estimates of future net revenues. The future net revenues were discounted using a weighted average cost of capital to determine the fair value at closing. The valuations to derive the purchase price included the use of both proved and unproved categories of reserves, expectation for timing and amount of future development and operating costs, projections of future rates of production, expected recovery rates, and specific risk adjustment factors based on reserve category discount rates. The purchase price allocation was finalized in the third quarter of 2023. A bargain purchase gain of $10.8 million was recognized based on the difference in the fair value of assets and liabilities assumed and the purchase price and is included in the “Other income (expense), net” in the consolidated statements of operations and comprehensive income.

For the twelve months ended December 31, 2022, included in the line item "Other income (expense), net" is $14.6 million of transactions costs associated with the Arrangement with TransGlobe.

The unaudited pro forma results presented below have been prepared to give the effect to the TransGlobe Acquisition discussed above on the Company’s results of operations for the years ended December 31, 2022 and 2021, as if the Arrangement had been consummated on January 1, 2021. The unaudited pro forma results do not purport to represent what the Company’s actual results of operations would have been if the TransGlobe arrangement had been completed on such date or to project the Company’s results of operations for any future date or period.

	Year Ended December 31, 2022		Measurement Period Adjustment		Year Ended December 31, 2022 (As Adjusted)		Year Ended December 31, 2021		Measurement Period Adjustment		Year Ended December 31, 2021 (As Adjusted)
			(in thousands)						(in thousands)
Pro forma (unaudited):
Crude oil, natural gas and natural gas liquids sales	$547,670	(a)	$—		$547,670	(a)	$367,210	(a)	$—		$367,210	(a)
Operating income	$267,582	(b)	$—		$267,582	(c)	$104,924	(c)	$—		$104,924	(c)
Net income	$130,425	(d)	$1,412	(g)	$131,837	(d)	$54,534	(e,f)	$(1,412)	(g)	$53,122	(e,f)

Basic net income per share:	$1.21		$0.01	(g)	$1.22		$0.51		$(0.02)	(g)	$0.49
Basic weighted average shares outstanding	108,206		108,206		108,206		107,537		107,537		107,537

Diluted net income per share:	$1.20		$0.01	(g)	$1.21		$0.50		$(0.01)	(g)	$0.49
Diluted weighted average shares outstanding	108,642		108,642		108,642		108,062		108,062		108,062

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

(c)

The unaudited pro forma operating income for the year ended December 31, 2021 removes the $31.5 million impairment reversal recorded by TransGlobe in 2021, adjusts costs associated with overlifts to reduce revenue, includes $10.2 million of severance costs associated with the Arrangement, reclassifies depreciation expense, for certain leases identified as operating leases, to production expense and adjusts depreciation, depletion and amortization expense related to the depletable assets and asset retirement obligations acquired in the Arrangement based on the purchase price allocation (the impairment reversal was allowable under IFRS by TransGlobe in 2021).

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

(g)	The Measurement Period Adjustment is due to an original deferred tax liability being estimated at closing. Additional information about the deferred tax liability was identified in the first part of 2023 creating the need for the $1.4 million adjustment.

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

Segment activity of continuing operations for the years ended December 31, 2023, 2022 and 2021 and long-lived assets and segment assets at December 31, 2023 and 2022 are as follows:

	Year ended December 31, 2023
(in thousands)	Gabon	Egypt	Canada	Equatorial Guinea	Corporate and Other	Total
Revenues:
Crude oil, natural gas and natural gas liquids sales	$260,346	$161,049	$33,671	$—	$—	$455,066
Operating costs and expenses:
Production expense	87,131	54,779	9,463	1,481	303	153,157
FPSO demobilization and other costs	7,484	—	—	—	—	7,484
Exploration expense	51	1,914	—	—	—	1,965
Depreciation, depletion and amortization	62,622	35,095	17,398	—	187	115,302
General and administrative expense	1,769	974	—	416	20,681	23,840
Credit (recovery) losses and other	(10,596)	5,182	—	508	—	(4,906)
Total operating costs and expenses	148,461	97,944	26,861	2,405	21,171	296,842
Other operating income (expense), net	(55)	(241)	729	—	—	433
Operating income (loss)	111,830	62,864	7,539	(2,405)	(21,171)	158,657
Other income (expense):
Derivative instruments gain (loss), net	—	—	—	—	232	232
Interest (expense) income, net	(5,563)	(2,110)	(4)	—	1,225	(6,452)
Other income (expense), net	(820)	—	2	(6)	(1,467)	(2,291)
Total other income (expense), net	(6,383)	(2,110)	(2)	(6)	(10)	(8,511)
Income (loss) from continuing operations before income taxes	105,447	60,754	7,537	(2,411)	(21,181)	150,146
Income tax expense	50,692	32,859	—	—	6,226	89,777
Income (loss) from continuing operations	54,755	27,895	7,537	(2,411)	(27,407)	60,369
Loss from discontinued operations, net of tax	—	—	—	—	(15)	(15)
Net income (loss)	$54,755	$27,895	$7,537	$(2,411)	$(27,422)	$60,354
Consolidated capital expenditures	$17,011	$37,866	$16,809	$—	$950	$72,636

	Year Ended December 31, 2022
(in thousands)	Gabon	Egypt	Canada	Equatorial Guinea	Corporate and Other	Total
Revenues:
Crude oil, natural gas and natural gas liquids sales	$306,775	$37,710	$9,841	$—	$—	$354,326
Operating costs and expenses:
Production expense	96,854	11,936	1,972	1,899	—	112,661
FPSO demobilization and other costs	8,867	—	—	—	—	8,867
Exploration expense	258	—	—	—	—	258
Depreciation, depletion and amortization	34,651	10,444	2,921	—	127	48,143
General and administrative expense	3,101	—	—	538	6,438	10,077
Credit (recovery) losses and other	2,743	—	—	339	—	3,082
Total operating costs and expenses	146,474	22,380	4,893	2,776	6,565	183,088
Other operating income (expense), net	38	—	—	—	—	38
Operating income (loss)	160,339	15,330	4,948	(2,776)	(6,565)	171,276
Other income (expense):
Derivative instruments gain (loss), net	—	—	13	—	(37,825)	(37,812)
Interest (expense) income, net	(1,446)	(596)	—	—	8	(2,034)
Other expense, net	(1,484)	—	—	—	(6,564)	(8,048)
Total other income (expense), net	(2,930)	(596)	13	—	(44,381)	(47,894)
Income (loss) from continuing operations before income taxes	157,409	14,734	4,961	(2,776)	(50,946)	123,382
Income tax (benefit) expense	68,509	6,254	-	1	(3,344)	71,420
Income (loss) from continuing operations	88,900	8,480	4,961	(2,777)	(47,602)	51,962
Loss from discontinued operations, net of tax	—	—	—	—	(72)	(72)
Net income (loss)	$88,900	$8,480	4,961	(2,777)	$(47,674)	$51,890
Consolidated capital expenditures (1)	$162,375	$168,012	103,263	—	$710	$434,360

(1) Includes assets acquired in the TransGlobe acquisition.

	Year Ended December 31, 2021
(in thousands)	Gabon	Equatorial Guinea	Corporate and Other	Total
Revenues:
Crude oil and natural gas sales	$199,075	$—	$—	$199,075
Operating costs and expenses:
Production expense	80,717	532	6	81,255
Exploration expense	1,579	—	—	1,579
Depreciation, depletion and amortization	20,972	—	88	21,060
General and administrative expense	1,301	321	13,144	14,766
Credit (recovery) losses and other	875	—	—	875
Total operating costs and expenses	105,444	853	13,238	119,535
Other operating income (expense), net	(440)	—	—	(440)
Operating income (loss)	93,191	(853)	(13,238)	79,100
Other income (expense):
Derivative instruments loss, net	—	—	(22,826)	(22,826)
Interest income, net	—	—	10	10
Other income (expense), net	6,925	(3)	(3,428)	3,494
Total other income (expense), net	6,925	(3)	(26,244)	(19,322)
Income (loss) from continuing operations before income taxes	100,116	(856)	(39,482)	59,778
Income tax (benefit) expense	12,392	1	(34,549)	(22,156)
Income (loss) from continuing operations	87,724	(857)	(4,933)	81,934
Loss from discontinued operations, net of tax	—	—	(98)	(98)
Net income (loss)	$87,724	$(857)	$(5,031)	$81,836
Consolidated capital expenditures	$79,169	$—	$52	$79,221

(in thousands)	Gabon	Egypt	Canada	Equatorial Guinea	Corporate and Other	Total
Long-lived assets from continuing operations:
As of December 31, 2023	$171,787	$171,224	$105,189	$10,000	$1,586	$459,786
As of December 31, 2022	$213,204	$168,012	$103,263	$10,000	$793	$495,272

(in thousands)	Gabon	Egypt	Canada	Equatorial Guinea	Corporate and Other	Total
Total assets from continuing operations:
As of December 31, 2023	$309,394	$263,015	$114,215	$11,327	$125,265	$823,216
As of December 31, 2022	$395,393	$293,640	$110,071	$10,861	$45,676	$855,641

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

A reconciliation of reported net income (loss) to net income (loss) used in calculating EPS as well as a reconciliation from basic to diluted shares follows:

	Twelve Months Ended December 31,
	2023	2022	2021
	(in thousands)
Net income (numerator):
Income from continuing operations	$60,369	$51,962	$81,934
Income from continuing operations attributable to unvested shares	(632)	(594)	(1,336)
Numerator for basic	59,737	51,368	80,598
Loss from continuing operations attributable to unvested shares	1	3	—
Numerator for dilutive	$59,737	$51,371	$80,598

Loss from discontinued operations, net of tax	$(15)	$(72)	$(98)
Loss from discontinued operations attributable to unvested shares	0	1	2
Numerator for basic	(15)	(71)	(96)
(Income) loss from discontinued operations attributable to unvested shares	(0)	—	—
Numerator for dilutive	$(15)	$(71)	$(96)

Net income	$60,354	$51,890	$81,836
Net income attributable to unvested shares	(632)	(593)	(1,334)
Numerator for basic	59,722	51,297	80,502
Net (income) loss attributable to unvested shares	1	3	—
Numerator for dilutive	$59,723	$51,300	$80,502

Weighted average shares (denominator):
Basic weighted average shares outstanding	106,376	69,568	58,230
Effect of dilutive securities	178	414	525
Diluted weighted average shares outstanding	106,555	69,982	58,755
Stock options and unvested restricted stock grants excluded from dilutive calculation because they would be anti-dilutive	385	189	169

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

With respect to the government’s share of Profit Oil, the Etame PSC provides that corporate income tax is satisfied through the payment of Profit Oil. In the consolidated statements of operations and comprehensive income (loss), the government’s share of revenues from Profit Oil is reported in revenues with a corresponding amount reflected in the current provision for income tax expense. The amount associated with the Profit Oil under the terms of the Etame PSC is reflected as revenue with an offsetting amount reported in current income tax expense. Payments of the income tax expense are reported in the period that the government takes its Profit Oil in-kind, i.e. the period in which it lifts the crude oil. In 2023, an in-kind payment of $32.8 million was made with the November 2023 lifting. The Company has a $18.9 million foreign income tax payable as of December 31, 2023.  In the prior year, an in-kind payment of $26.3 million was made with the December 2022 lifting. With this lifting, the government lifted more oil in-kind than what was owed to it in foreign taxes. Therefore, as of   December 31, 2022, the foreign income taxes receivable attributable to this obligation was $2.8 million.

Certain amounts associated with the carried interest in the Etame Marin block are reported as revenues. In this carried interest arrangement, the carrying parties, which include the Company and other working interest owners, are obligated to fund all of the working interest costs that would otherwise be the obligation of the carried party. The carrying parties recoup these funds from the carried interest party’s revenues.

The following table presents revenues in Gabon from contracts with customers as well as revenues associated with the obligations under the Etame PSC:

	Twelve Months Ended December 31,
	2023	2022	2021
Revenues from customer contracts:	(in thousands)
Sales under the COSPA or COSMA	$261,801	$320,522	$200,321
Other items reported in revenue not associated with customer contracts:
Gabonese government share of Profit Oil taken in-kind	32,776	26,257	20,103
Carried interest recoupment	5,301	5,843	7,517
Royalties	(39,532)	(45,847)	(28,866)
Net revenues	$260,346	$306,775	$199,075

Egypt

Revenues from sales in Egypt are generally made through direct sales to EGPC or through contracts with customers pursuant to crude oil sales and purchase agreements (“COSPAs”) or crude oil sales and marketing agreements ("COSMA or COSMAs"). EGPC and the Company each own a 50% interest, respectively, in the operating company which is a party to the Merged Concession Agreement. EGPC and the Company each also own a 50% interest, respectively, in the operating company that is a party to the South Ghazalat concession agreement.

Customer sales generally occur on daily when sales are directly to EGPC or haphazardly production is sold through a cargo lifting. Regardless of the type of sales, there is a single performance obligation (delivering crude oil to the delivery point) that gives rise to revenue recognition at the point in time when the performance obligation event takes place.

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

In some instances, the Company will borrow or loan production volumes in order to achieve a required amount of crude oil for cargo sales. In these instances, the Company can be in an overlift or underlift position. Regardless of being in an over lift or underlift position, sales are based on the Company’s working interest, less royalties. Imbalances are valued based on the actual sales proceeds and the Company will record a payable, if in an overlift position, or a receivable, if in an underlift position, based on the fair value of the consideration received or receivable.

The following table presents revenues in Egypt from contracts with customers:

	Period Ended December 31,
	2023	2022
Revenues from customer contracts:	(in thousands)
Gross sales	$272,613	$56,452
Royalties	(110,569)	(18,742)
Selling costs	(995)	—
Net revenues	$161,049	$37,710

Canada

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

Settlement of accounts receivable in Canada occur on the 25th of the following month following production.

The following table presents revenues in Canada from contracts with customers:

	Period Ended December 31,
	2023	2022
Revenues from customer contracts:	(in thousands)
Oil revenue	$28,287	$7,362
Gas revenue	3,467	1,340
NGL revenue	8,440	2,235
Other revenue	—	41
Royalties	(5,821)	(1,137)
Selling costs	(702)	—
Net revenues	$33,671	$9,841

Information about the Company’ s most significant customers -

The Company currently sells crude oil production from Gabon under a COSPA or COSMA with pricing based upon an average of Dated Brent in the month of lifting, adjusted for location and market factors.

On May 16, 2022, the Company entered into a COSMA with Glencore pursuant to which the Company agreed to make Glencore the exclusive offtaker and marketer of all of the crude oil produced from the Etame G4- 160 Block, offshore Gabon during the period from August 1, 2022 until the final maturity date of the Facility (as defined in the Facility Agreement) which is May 15, 2027 unless early terminated. Pursuant to the COSMA, Glencore agreed to buy and market the Company’s crude oil with pricing based upon an average of Dated Brent in the month of lifting, adjusted for location and market factors.

The Company entered an COSPA and amendments with ExxonMobil that covered sales from February 2020 through July  2022 with pricing based upon an average of Dated Brent in the month of lifting, adjusted for location and market factors.

For the year ended December 31, 2023, the Company had one customer that comprised 100% of its sales for Gabon. In Egypt, two customers made up 62% and 38%, respectively. In Canada, three customers made up approximately 52%, 37% and 7% of revenue.

8. INCOME TAXES

VAALCO and its domestic subsidiaries file a consolidated U.S. income tax return. Certain foreign subsidiaries also file tax returns in their respective local jurisdictions that include Canada, Egypt, Equatorial Guinea and Gabon.

Income taxes attributable to continuing operations for the years ended December 31, 2023 and December 31, 2022 are attributable to foreign taxes payable in Gabon and Egypt, whereas for the year ended December 31, 2021 the income taxes are attributable to foreign taxes payable in Gabon as well as income taxes in the U.S.

Provision for income taxes related to income (loss) from continuing operations consists of the following:

	Twelve Months Ended December 31,
	2023	2022	2021
U.S. Federal:	(in thousands)
Current	$—	$—	$—
Deferred	6,214	(3,344)	(34,548)
Foreign:
Current	92,642	26,615	20,282
Deferred	(9,079)	48,149	(7,890)
Total	$89,777	$71,420	$(22,156)

As of December 31, 2023, the Company had total deferred tax assets of $120.9 million primarily attributable to Canada, Gabon and the U.S. whereas for December 31, 2022 deferred tax assets were $99.6 million primarily attributable to Canada, Gabon and the U.S. In both years, the income taxes related to basis differences in fixed assets, foreign tax credit carryforwards, as well as foreign net operating loss carryforwards and in the December 31,2022, period U.S. net operating loss carryforward as well. In assessing the realizability of the deferred tax assets, the Company considers all available positive and negative evidence by jurisdiction and makes a determination whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future income in periods in which the deferred tax assets can be utilized. Numerous judgments and assumptions are inherent in this assessment, including the determination of future taxable income, future operating conditions, particularly as related to prevailing crude oil prices.

As of December 31, 2023, the Company determined that it is more likely than not that it would not be able to utilize its deferred tax assets in Canada and in Egypt for its South Ghazalat concession, nor its Foreign Tax Credit carryforwards in the U.S. As of December 31, 2022, the Company determined that it is more likely than not that it would not be able to utilize its deferred tax assets in Canada and in Egypt for its South Ghazalat concession, and that it is more likely than not that it would not be able to utilize a portion of its deferred tax assets in the U.S. On the basis of these evaluations, a valuation allowance of $83.9 million and $47.6 million were recorded as of December 31, 2023 and 2022, respectively. Valuation allowances reduce the deferred tax assets to the amount that is more likely than not to be realized.

The primary differences between the financial statement and tax bases of assets and liabilities resulted in deferred tax assets associated with continuing operations at December 31, 2023 and 2022 are as follows:

	As of December 31,
(in thousands)	2023	2022
Deferred tax assets:
Basis difference in fixed assets (1)	$9,132	$9,299
Foreign tax credit carryforward	55,069	14,848
Net operating losses	32,306	48,981
Asset retirement obligations	9,631	8,531
ROU lease liabilities	10,345	10,753
Basis difference in accrued liabilities	3,808	3,800
Basis difference in receivables	(146)	2,783
Other	719	622
Total deferred tax assets	120,864	99,617
Valuation allowance	(83,893)	(47,583)
Net deferred tax assets	$36,971	$52,034

Deferred tax liabilities:
Basis difference in fixed assets	(81,310)	(97,825)
Net deferred tax liabilities	$(81,310)	$(97,825)

(1) This line includes ROU lease asset.

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

The Company has NOL’s, (in '000s) in the following jurisdictions as of December 31, 2023:

Jurisdiction	Amount	Expiration Period
U.S.	$-	No expiration
Gabon	$-	No expiration
Egypt	$16,000	2024-2028
Canada	$85,407	2031-2040
Equatorial Guinea	$12,313	No expiration
UK	$7,222	No expiration

The Company recognizes the financial statement benefit of a tax position only after determining that they are more likely than not to sustain the position following an audit. The Company believes that its income tax positions and deductions will be sustained on audit, and therefore no reserves for uncertain tax positions have been established. Accordingly, no interest or penalties have been accrued as of December 31, 2023 and 2022. The Company’s policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Income (loss) from continuing operations before income taxes is attributable as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
U.S.	$(15,781)	$(56,750)	$(38,867)
Foreign	165,927	180,132	98,645
	$150,146	$123,382	$59,778

The reconciliation of income tax expense (benefit) attributable to income (loss) from continuing operations to income tax on income (loss) from continuing operations at the U.S. statutory rate is as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Tax provision computed at U.S. statutory rate	$31,530	$25,910	$12,553
Foreign taxes not offset in U.S. by foreign tax credits	25,719	53,851	35,306
Permanent differences	3,455	778	(703)
Foreign tax credit expirations	—	17,247	14,060
Increase/(decrease) in valuation allowance	27,656	(25,623)	(83,372)
Other	1,417	(743)	—
Total income tax expense (benefit)	$89,777	$71,420	$(22,156)

For the years ended December 31, 2023, 2022 and 2021, the Company is subject to foreign and U.S. federal taxes only, with no allocations made to state and local taxes. The following table summarizes the tax years that remain subject to examination by major tax jurisdictions.

Jurisdiction	Years
U.S.	2014-2023
Gabon	2019-2023
Egypt	2017-2023
Canada	2018-2023

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

On August 16, 2022, legislation commonly known as the Inflation Reduction Act was signed into law. Among other things, the Inflation Reduction Act includes a 1% excise tax on corporate stock repurchases (applicable to repurchases after December 31, 2022) as well as a new minimum tax based on book income. The Company has determined that the Inflation Reduction Act did not have a material impact on its effective tax rate in December 31, 2023 and 2022.

9. CRUDE OIL, NATURAL GAS AND NGLs PROBERTIES AND EQUIPMENT, NET

The Company’s crude oil, natural gas and NGLs properties and equipment, net is comprised of the following:

	As of December 31, 2023	As of December 31, 2022
Crude oil, natural gas and NGLs properties and equipment, net	(in thousands)

Wells, platforms and other production facilities	$1,468,542	$1,406,888
Work-in-progress	4,183	—
Undeveloped acreage	52,109	56,251
Capitalized equipment spare parts and other	47,794	38,796
	1,572,628	1,501,935
Accumulated depreciation, depletion, amortization and impairment	(1,112,842)	(1,006,663)
Crude oil, natural gas and NGLs properties and equipment, net	$459,786	$495,272

There were no triggering events in the years ended December 31, 2023 and 2022 that would cause the Company to believe the value of crude oil, natural gas and NGLs properties and equipment, net should be impaired. Factors considered included higher forward price curves for the fourth quarter of 2023 and capital expenditures in the period related to its future reserves in Gabon, Egypt and Canada.

Unproved property costs

See the table below for the list of unproved property costs at December 31, 2023 and December 31, 2022, respectively:

	As of December 31, 2023	As of December 31, 2022
Unproved Property Costs	(in thousands)

Etame Marin Block	$13,735	$13,735
Equatorial Guinea	10,000	10,000
Egypt	11,444	15,850
Canada	16,930	16,666
Unproved Property Costs	$52,109	$56,251

Capitalized equipment spare parts

Capitalized equipment is reviewed regularly for obsolescence. During the years ended December 31, 2023, 2022 and 2021, adjustments for inventory obsolescence were not material.

Exploration expense

During 2023, two appraisal wells, both in Egypt, were abandoned and also expensed to Exploration Expense. The impact resulted in $2.0 million of expense during the year ended December 31, 2023.

10. DERIVATIVES AND FAIR VALUE

Commodity swaps

Outstanding derivative contracts at  December 31, 2023 are as follows:

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

The following table sets forth the gain (loss) on derivative instruments on the Company’s consolidated statements of operations and comprehensive income (loss):

		Twelve Months Ended December 31,
Derivative Item	Statements of Operations Line	2023	2022	2021
		(in thousands)
Commodity derivatives	Cash settlements paid on matured derivative contracts, net	$(127)	$(42,935)	$(18,020)
	Unrealized gain (loss)	359	5,123	(4,806)
	Derivative instruments gain (loss), net	$232	$(37,812)	$(22,826)

11. ASSET RETIREMENT OBLIGATIONS

The following table summarizes the changes in the Company’s asset retirement obligations ("ARO's"):

(in thousands)	As of December 31, 2023	As of December 31, 2022
Beginning balance	$42,001	$40,694
Accretion	2,352	1,958
Additions	2,487	6,134
Revisions	6,889	(43)
Settlements	(6,747)	(6,577)
Foreign currency gain (loss)	361	(165)
Ending balance	$47,343	$42,001

Accretion is recorded in the line item “Depreciation, depletion and amortization” on the consolidated statements of operations and comprehensive income (loss).

In connection with the TransGlobe Arrangement in October 2022, the Company added $6.1 million of ARO for the future abandonment and reclamation costs of the Canadian assets. The Egypt concessions have no ARO.

12. COMMITMENTS AND CONTINGENCIES

Abandonment funding

Gabon

Under the terms of the Etame PSC, the Company has a cash funding arrangement for the eventual abandonment of all offshore wells, platforms and facilities on the Etame Marin block. As a result of the PSC Extension, annual funding payments are spread over the life of the Etame Marin Block, under the applicable abandonment study. The amounts paid will be reimbursed through the Cost Account and are non-refundable. In August 2023, a new abandonment study was completed and which estimated abandonment costs of approximately $77.9 million ($45.9 million, net to VAALCO) on an undiscounted basis. The new abandonment estimate has been presented to the Gabonese Directorate of Hydrocarbons as required by the PSC. At  December 31, 2023, $10.7 million ($6.3 million, net to VAALCO) on an undiscounted basis has been funded. The annual payments will be adjusted based on revisions in the abandonment estimate. This cash funding is reflected under “Other noncurrent assets” in the “Abandonment funding” line item of the consolidated balance sheets. Future changes to the anticipated abandonment cost estimate could change the asset retirement obligation and the amount of future abandonment funding payments.

In the first quarter of 2023, the Directorate of Hydrocarbons in Gabon approved a $26.6 million ($15.6 million, net to VAALCO) abandonment funding payment associated with the FPSO retirement. The Company received payment of $15.6 million in March 2023. No activity occurred in the abandonment funding account during the remainder of 2023. The Company is working with the Directorate of Hydrocarbons in Gabon to establish a payment schedule to resume funding of the abandonment fund in compliance with the Etame PSC.

FPSO charter

As operator of the Etame Marin block, the Company chartered a floating production storage and offtake vessel ("FPSO"), from Tinworth for use in its operations.  In the fourth quarter of 2023, the Company reached a settlement agreement with Tinworth to release the Company from any further obligation relating to the FPSO. The signed settlement agreement required the Company and other non-operators to pay an additional $8.0 million gross ($4.7 million net to VAALCO) to Tinworth in exchange for the release. The Company had previously accrued $4.9 million of the $8.0 million in 2022. The Company recorded an additional $3.2 million ($1.8 million net to VAALCO) in the income statement under the line item FPSO demobilization and other costs. The $8.0 million payment was made on December 22, 2023.

In connection with the above settlement, on January 22, 2024, certain funds held in escrow as part of the FPSO agreements were released to the Company and its non-operating partners. As of December 31, 2023, VAALCO's share of this restricted cash amount was $1.8 million.

Regulatory and Joint Interest Audits and Related Matters

The Company is subject to periodic audits by various government agencies in Gabon, including audits by the government of Gabon and other members of the Company's joint operating agreements.

Merged Concession Agreement

The Company is a party to the Merged Concession Agreement with the Egyptian General Petroleum Corporation (“EGPC”). In accordance with the Merged Concession Agreement, we are required to make $10.0 million annual modernization payments through February 1, 2026. The $10.0 million modernization payment due  February 1, 2024, was offset against receivables owed to the Company from EGPC. On the consolidated balance sheet, $9.9 million of the modernization payment liability was recorded in the line item "Accrued liabilities and other" and $17.7 million was recorded in "Other long-term liabilities".

The Company also has minimum financial work commitments of $50.0 million per each five-year period of the primary development term, commencing on February 1, 2020 for a total of $150 million over the 15 year license contract term. Through December 31, 2023, the Company's financial work commitments have exceeded the five-year minimum $50 million threshold and any excess carries forward to offset against subsequent five-year commitments.

The amounts that will be paid for such outstanding off-balance sheet financial work commitments as of December 31, 2023 are $10.0 million in 2024, $10.0 million in 2025, $10.0 million 2026, $10.0 million in 2027, $10.0 million in 2028 and $70.0 million in 2029 and thereafter.

Domestic Market Needs Obligation

Under Article 35 of the Etame PSC, the Company can be required to contribute to meeting the domestic market needs of Gabon by delivering to the Government, or another entity designated by the Government, an amount of its crude oil proportional to the Company’s share of production to the total production in Gabon over the year.

Potential Business Combination

On February 29, 2024, the Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) to purchase all of the issued shares in the capital of Svenska Petroleum Exploration Aktiebolag, a company incorporated in Sweden (“Svenska”) for $66.5 million in cash (the “Purchase Price”), subject to adjustment as described in the Share Purchase Agreement. There can be no assurance that the proposed arrangement will be completed.

13. DEBT

As of  December 31, 2023 and 2022, the Company had no outstanding debt.

RBL Facility

On  May 16, 2022, the Company entered into an agreement with Glencore, and other lenders, to provide a senior secured reserve-based revolving credit facility for a maximum principal amount of up to $50.0 million. Beginning  October 1, 2023 and thereafter on  April 1 and  October 1 of each year during the term of the RBL Facility, the $50 million initial commitment, will be reduced by $6.3 million. At  December 31, 2023, the amount available to be drawn under the facility was $43.8 million.

The Facility provides for determination of the borrowing base asset based on the Company’s proved producing reserves in Gabon and a portion of the Company's proved undeveloped reserves in Gabon. The borrowing base is re-determined by the Glencore and other lenders on  March 31 and  September 30 of each year.

The RBL Facility originally bore an interest at a rate equal to LIBOR plus a margin (the “Applicable Margin”) of (i) 6.00% until the third anniversary of the Facility Agreement or (ii) 6.25% from the third anniversary of the Facility Agreement until the Final Maturity Date (defined below). On  October 3, 2023 the Company signed an Amended and Restated Facility Agreement to replace the LIBOR component, in the original Facility Agreement, with a SOFR plus credit adjustment spread rate. The SOFR plus credit adjustment spread rate is intended to approximate the LIBOR component in the original Facility Agreement and the LIBOR component was replaced due to LIBOR being discontinued as a global reference rate.

Pursuant to the RBL Facility agreement, the Company shall pay to Glencore for the account of each Lender a quarterly commitment fee equal to (i) 35% per annum of the Applicable Margin on the daily amount by which the lower of the total commitments and the borrowing base amount exceeds the amount of all outstanding utilizations under the Facility, plus (ii) 20% per annum of the Applicable Margin on the daily amount by which the total commitments exceed the borrowing base amount. The Company is also required to pay customary arrangement and security agent fees.

The RBL Facility agreement contains certain debt covenants, including that, as of the last day of each calendar quarter, (i) the ratio of Consolidated Total Net Debt to EBITDAX (as each term is defined in the RBL Facility agreement) for the trailing 12 months shall not exceed 3.0x and (ii) consolidated cash and cash equivalents shall not be lower than $10.0 million at any time. The amount the Company can borrow with respect to the borrowing base is subject to compliance with the financial covenants and other provisions of the RBL Facility agreement. Regarding the requirement, the Company must deliver its annual financial statements to Glencore within 90 days of the end of each fiscal year. At December 31, 2023, the Company was in compliance with all other debt covenants and had no outstanding borrowings under the facility.

The RBL Facility will mature on the earlier of (i) the fifth anniversary of the date on which all conditions precedent to the first utilization of the RBL Facility have been satisfied and (ii) the Reserve Tail Date (as defined in the RBL Facility agreement).

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

Operating leases

The Company is currently a party to several operating lease agreements for the corporate office, rental of marine vessels and transportation equipment and a drilling rig used in the Company’s Egyptian operations. The duration for these agreements ranges from 5 to 15 months. In some cases, the lease contracts require the Company to make payments both for the use of the asset itself and for operations and maintenance services. Only the payments for the use of the asset related to the lease component are included in the calculation of ROU assets and lease liabilities. Payments for the operations and maintenance services are considered non-lease components and are not included in calculating the ROU assets and lease liabilities. For leases on ROU assets used in joint operations, generally the operator reflects the full amount of the lease component, including the amount that will be funded by the non-operators. As operator for the Etame Marin block, the ROU asset recorded for marine vessels, and certain equipment used in the joint operations includes the gross amount of the lease components.

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

Financing leases

The Company is currently a party to several financing lease agreements for the FSO and generators and marine vessels used in the operations of the Etame Marin block. The duration for these agreements ranges from 25 to 105 months. In some cases, the lease contracts require the Company to make payments both for the use of the asset itself and for operations and maintenance services. Only the payments for the use of the asset related to the lease component are included in the calculation of ROU assets and lease liabilities. Payments for the operations and maintenance services are considered non-lease components and are not included in calculating the ROU assets and lease liabilities.

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

For the years ended December 31, 2023 and 2022, the components of the lease costs and supplemental information was as follows:

	Twelve Months Ended December 31,
	2023	2022	2021
Lease cost:	(in thousands)
Finance lease cost (1)	$17,297	$3,682	$—
Operating lease cost	1,403	11,040	17,692
Short-term lease cost (2)	6,574	5,213	2,258
Variable lease cost (3)	653	4,513	6,188
Total lease expense	25,927	24,448	26,138
Lease costs capitalized	55	4,127	232
Total lease costs	$25,982	$28,575	$26,370

(1)	Represents depreciation and interest associated with financing leases.
(2)	Represents short term leases under contracts that are 1 year or less where a ROU asset and lease liability are not required to be recorded.
(3)	Variable costs represent differences between minimum lease costs and actual lease costs incurred under lease contracts.

Other information:

	Twelve Months Ended December 31,
	2023	2022	2021
Other information:	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows attributable to finance leases (in thousands)	$7,161	$3,039	$—
Weighted-average remaining lease term (in years)	8.16	9.65	—
Weighted-average discount rate	7.99%	4.59%	—

Operating cash flows attributable to operating leases (in thousands)	$505	$19,300	$23,925
Weighted-average remaining lease term (in years)	0.67	1.35	0.91
Weighted-average discount rate	8.45%	9.91%	5.91%

The table below describes the presentation of the total lease cost on the Company’s consolidated statements of operations and other comprehensive income (loss). As discussed above, the Company’s joint venture owners are required to reimburse the Company for their share of certain expenses, including certain lease costs.

	Twelve Months Ended December 31,
	2023	2022	2021
	(in thousands)
Finance lease cost	$10,231	$2,188	$—
Production expense	3,556	12,222	13,457
General and administrative expense	196	160	193
Lease costs billed to the joint venture owners	11,964	11,390	12,573
Total lease expense	25,947	25,960	26,223
Lease costs capitalized	35	2,615	147
Total lease costs	$25,982	$28,575	$26,370

The following table describes the future maturities of the Company’s operating and financing lease liabilities at December 31, 2023:

	Operating Leases	Finance Leases
Year	(in thousands)
2024	$2,414	$16,801
2025	33	18,555
2026	—	16,674
2027	—	15,023
2028	—	11,321
Thereafter	—	40,241
	2,447	118,615
Less: imputed interest	18	30,243
Total lease liabilities	$2,429	$88,372

Under the joint operating agreements, other joint venture owners are obligated to fund $49.7 million of the $121.1 million in future lease liabilities as of December 31, 2023.

15. ACCRUED LIABILITIES AND OTHER

Accrued liabilities and other balances were comprised of the following:

	As of December 31, 2023	As of December 31, 2022
	(in thousands)
Accrued accounts payable invoices	$21,225	$28,360
Gabon contractual obligations	15,794	10,509
Capital expenditures	10,136	26,618
Accrued wages and other compensation	3,746	8,161
ARO obligation	—	306
Egypt modernization payments	9,933	9,933
Other	6,090	7,505
Total accrued liabilities and other	$66,924	$91,392

16. SHAREHOLDERS’ EQUITY

Dividend Policy

In the first quarter of 2023, the Company announced that the Company's board of directors increased the cash dividend to $0.0625 per common share. The following table is a schedule of dividends paid during 2023:

Dividend Payment Date	Amount per common share	Record Date
March 31, 2023	$0.0625	March 24, 2023
June 23, 2023	$0.0625	May 24, 2023
September 22, 2023	$0.0625	August 25, 2023
December 21, 2023	$0.0625	November 24, 2023
Aggregate per share amount paid in 2023	$0.2500

Preferred stock – Authorized preferred stock consists of 500,000 shares with a par value of $25 per share. No shares of preferred stock were issued and outstanding as of December 31, 2023 or 2022.

Treasury stock

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

The below table shows the repurchases of equity securities related to the share repurchase program during the fiscal year ended December 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Amount that May Yet Be Used to Purchase Shares Under the Program
January 1, 2023 - January 31, 2023	350,832	$4.29	350,832	$25,502,669
February 1, 2023 - February 28, 2023	326,992	$4.61	326,992	$24,003,172
March 1, 2023 - March 31, 2023	303,176	$4.97	303,176	$22,503,206
April 1, 2023 - April 30, 2023	303,969	$4.94	303,969	$21,003,245
May 1, 2023 - May 31, 2023	362,843	$4.14	362,843	$19,502,740
June 1, 2023 - June 30, 2023	494,164	$4.05	494,164	$17,504,007
July 1, 2023 - July 31, 2023	505,720	$3.96	505,720	$15,504,180
August 1, 2023 - August 31, 2023	435,342	$4.61	435,342	$13,505,242
September 1, 2023 - September 30, 2023	462,300	$4.31	462,300	$11,514,870
October 1, 2023 - October 31, 2023	491,869	$4.07	491,869	$9,515,101
November 1, 2023 - November 30, 2023	472,141	$4.24	472,141	$7,515,171
December 1, 2023 - December 31, 2023	449,839	$4.45	449,839	$5,515,237
Total	4,959,187		4,959,187

17. STOCK-BASED COMPENSATION AND OTHER BENEFIT PLANS

The Company’s stock-based compensation has been granted under several stock incentive and long-term incentive plans. The plans authorize the Compensation Committee of the Company’s Board of Directors to issue various types of incentive compensation. The Company had previously issued stock options and restricted shares under the 2014 Long-Term Incentive Plan (“2014 Plan”) and stock appreciation rights under the 2016 Stock Appreciation Rights Plan. On June 25, 2020, the Company’s stockholders approved the 2020 Long-Term Incentive Plan (as amended, the “2020 Plan”) under which 5,500,000 shares are authorized for grants. In June 2021, the Company’s stockholders approved an amendment to the 2020 Plan pursuant to which an additional 3,750,000 shares were authorized for issuance pursuant to awards under the 2020 Plan. At December 31, 2023, 1,808,989 shares were available for future grants.

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

As referenced in the table below, the Company records compensation expense related to stock-based compensation as general and administrative expense associated with the issuance of stock options, restricted stock and stock appreciation rights. During the years ended December 31, 2023, 2022 and 2021, the Company settled in cash $0.4 million, $0.8 million and $3.3 million, respectively, for SARs. During the years ended December 31, 2023, 2022 and 2021, the Company received in cash $0.7 million, $0.3 million and $1.4 million, respectively from stock option exercises.

	Twelve Months Ended December 31,
	2023	2022	2021
	(in thousands)
Stock-based compensation - equity awards	$3,338	$2,045	$1,060
Stock-based compensation - liability awards	(15)	155	1,399
Total stock-based compensation	$3,323	$2,200	$2,459

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

In June 2023, the Company granted options to certain employees of the Company that are considered performance stock options to purchase an aggregate of 334,753 shares at an exercise price of $4.19 per share and a life of ten years. For each performance stock option award, one-third of the underlying shares vest on the later of the first anniversary of the grant date and the date on which the Company’s stock price, determined using a 30-day average, exceeds $4.82 per share; performance stock options with respect to one-third of the underlying shares vest on the later of the second anniversary of the grant date and the date on which the Company’s stock price, determined using a 30-day average, exceeds $5.54 per share; and performance stock options with respect to the remaining one-third of the underlying shares vest on the later of the third anniversary of the grant date and the date on which the Company’s stock price, determined using a 30-day average, exceeds $6.37 per share. These awards are option awards that contain a market condition. Compensation cost for such awards is recognized ratably over the derived service period and compensation cost related to awards with a market condition will not be reversed if the Company does not believe it is probable that such performance criteria will be met or if the service provider (employee or otherwise) fails to meet such performance criteria.

During the year ended December 31, 2023, 2022 and 2021 the weighted average assumptions shown below were used to calculate the weighted average grant date fair value of performance stock options grants under the Monte Carlo model.

	Twelve Months Ended December 31,
	2023	2022	2021
Weighted average exercise price - ($/share)	$4.19	$6.41	$3.14
Expected life in years	6.4	6.0	6.0
Average expected volatility	68%	72%	75
Risk-free interest rate	3.73%	1.98%	0.95
Expected dividend yield	5.97%	2.30%	—
Weighted average grant date fair value - ($/share)	$2.29	$2.84	$2.07

Performance stock options activity associated with the Monte Carlo model for the year ended December 31, 2023 is provided below:

	Number of Shares Underlying Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at January 1, 2023	444	$3.95
Granted	335	4.19
Exercised	(168)	(1.74)
Unvested shares forfeited	—	—
Vested shares expired	—	—
Outstanding at December 31, 2023	611	$4.69	8.72	$255
Exercisable at December 31, 2023	118	$4.56	7.60	$116

The intrinsic value of a performance stock option awards is the amount that the current market value of the underlying stock exceeds the exercise price of the award. The intrinsic performance stock option awards exercised in 2023 was $0.5 million.

As of December 31, 2023, unrecognized compensation cost related to outstanding performance stock option awards was $0.8 million, which is expected to be recognized over a weighted average period of 2.0 years.

During the year ended December 31, 2023, 5,959 shares were added to treasury as a result of tax withholding on performance stock option awards exercised.

Regular stock options (stock options without a performance condition) activity associated with the Black-Scholes model for the year ended December 31, 2023 is provided below:

	Number of Shares Underlying Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at January 1, 2023	387	$1.86
Granted	—	—
Exercised	(217)	(1.75)
Unvested shares forfeited	—	—
Vested shares expired	—	—
Outstanding at December 31, 2023	170	$1.99	0.27	$425
Exercisable at December 31, 2023	170	$1.99	0.27	$425

The intrinsic value of a stock option is the amount that the current market value of the underlying stock exceeds the exercise price of the option. The intrinsic value of stock options exercised in 2023, 2022 and 2021 was $0.6 million, $1.2 million, and $1.6 million, respectively.

There was no unrecognized stock compensation cost as of December 31, 2023 and December 31, 2022, respectively.

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

The following is the activity for the Company's restricted stock for the year ended December 31, 2023:

	Restricted Stock	Weighted Average Grant Date Fair Value
	(in thousands)
Non-vested shares outstanding at January 1, 2023	665	$4.59
Awards granted	796	4.19
Awards vested	(354)	3.92
Awards forfeited	(22)	5.35
Non-vested shares outstanding at December 31, 2023	1,085	$4.50

The total fair value of vested restricted stock awards during 2023, 2022 and 2021 was $1.5 million, $2.4 million, and $1.8 million, respectively. The weighted average grant date fair value per share of restricted stock awards, which vested during 2023, 2022 and 2021, was $3.92, $2.25 and $1.28, respectively.

As of December 31, 2023, unrecognized compensation cost related to restricted stock totaled $2.4 million and is expected to be recognized over a weighted average period of 1.5 year.

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

RSU activity for the twelve months ended December 31, 2023 is presented in the table below:

	Restricted Stock	Weighted Average Conversion Date Fair Value
	(in thousands)
Non-vested shares outstanding at January 1, 2023	383	$4.27
Awards granted	183	4.19
Awards vested	(285)	4.27
Awards forfeited	(58)	4.23
Non-vested shares outstanding at December 31, 2023	223	$4.22

The total fair value of vested RSU awards during 2023 was $1.2 million. The weighted average grant date fair value per share of RSU, which vested during 2023, was $4.27.

As of December 31, 2023, unrecognized compensation cost related to RSU’s totaled $0.7 million and is expected to be recognized over a weighted average period of 1.1 years.

During the year ended December 31, 2023, 173,738 shares were added to treasury as a result of tax withholding on the vesting of RSU’s.

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

PSU activity for the twelve months ended December 31, 2023 is presented in the table below:

	Restricted Stock	Weighted Average Conversion Date Fair Value
	(in thousands)
Non-vested shares outstanding at January 1, 2023	690	$4.27
Awards granted	—	—
Awards vested	(533)	4.27
Awards forfeited	(36)	4.27
Non-vested shares outstanding at December 31, 2023	121	$4.27

As of December 31, 2023, unrecognized compensation cost related to PSU’s totaled $0.1 million and is expected to be recognized over a weighted average period of 0.7 years.

During the twelve months ended December 31, 2023, 156,616 shares were added to treasury as a result of tax withholding on the vesting of PSU’s.

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

During the years ended December 31, 2023 and 2022, the Company did not grant SARs to employees or directors. SAR activity for the year ended December 31, 2023 is provided below:

	Number of Shares Underlying SARs	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at January 1, 2023	202	$1.87
Granted	—	—
Exercised	(126)	1.59
Unvested SARs forfeited	—	—
Vested SARs expired	—	—
Outstanding at December 31, 2023	76	$2.33	0.16	$164
Exercisable at December 31, 2023	76	$2.33	0.16	$164

The intrinsic value of a SAR is the amount that the current market value of the underlying stock exceeds the exercise price of the award. The intrinsic value of SARs exercised in 2023, 2022 and 2021 was $0.4 million, $0.8 million, and 0.8 million respectively.

SARs considered liabilities under US GAAP and the awards are measured at fair value on the grant date and remeasured at fair value until the award is settled. On February 28, 2024, all remaining SAR awards were exercised.

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

18. RELATED PARTY TRANSACTIONS

VAALCO has entered into various agreements with related parties. The Company paid approximately $0.2 million to these related parties for each of the years ended December 31, 2023 and 2022, respectively. The amounts in both 2023 and 2022 were primarily for contract engineering services paid to an entity owned and controlled by a related party of an officer of the Company.

19. OTHER COMPREHENSIVE INCOME

At December 31, 2023, the Company’s accumulated other comprehensive income was $2.9 million. All of the Company’s other comprehensive income arises from the currency translation of TransGlobe Energy Corporation to USD.

The components of accumulated other comprehensive income are as follows:

Currency Translation Adjustments
(in thousands)
Balance at December 31, 2022	$1,179
Amounts reclassified from accumulated other comprehensive income (loss)	1,701
Balance at December 31, 2023	$2,880

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

Costs Incurred for Acquisition, Exploration and Development Activities

Costs incurred during the year:	Gabon		Egypt	Canada	Total
Year Ended December 31, 2023	(in thousands)
Exploration costs - expensed	$51		$1,914	$—	$1,965
Acquisition of properties	—		—	—	—
Development costs	17,011		37,866	16,809	71,686
Total	$17,062		$39,780	$16,809	$73,651

	Gabon		Egypt	Canada	Total
Year Ended December 31, 2022	(in thousands)
Exploration costs - capitalized	$47		$—	$—	$47
Exploration costs - expensed	258		—	—	258
Acquisition of properties	—		170,982	104,390	275,372
Development costs	162,328		7,515	2,187	172,030
Total	$162,633		$178,497	$106,577	$447,707

	Gabon		Total
Year Ended December 31, 2021	(in thousands)
Exploration costs - capitalized	$254	(1)	$254
Exploration costs - expensed	1,579		1,579
Acquisition of properties	42,744		42,744
Development costs	36,223		36,223
Total	$80,800		$80,800

(1) - Primarily associated with the Southeast Etame 4P appraisal wellbore.

Capitalized Costs Relating to crude oil, natural gas and NGLs Producing Activities

Capitalized costs pertain to the producing activities in Gabon, Egypt and Canada and to undeveloped leasehold in Gabon, Egypt, Canada and Equatorial Guinea.

	As of December 31,
	2023	2022
Capitalized costs:	(in thousands)
Properties not being amortized	$79,406	$71,670
Properties being amortized	1,467,039	1,406,888
Total capitalized costs	$1,546,445	$1,478,558
Less accumulated depletion, amortization and impairment	(1,091,910)	(986,952)
Net capitalized costs	$454,535	$491,606

Results of Operations for crude oil, natural gas and NGLs Producing Activities

For Egypt and Canada, all activity pertains to the year ended December 31, 2023 and the period of October 14, 2022 - December 31, 2022, after the acquisition of TransGlobe.

	International
	Gabon	Egypt	Canada	U.S.	Total
Year Ended December 31, 2023	(In thousands)
Revenues	$260,346	$161,049	$33,671	$—	$455,066
Production costs and other expense (1)	(94,615)	(54,779)	(9,463)	—	(158,857)
Depreciation, depletion, amortization	(62,622)	(35,095)	(17,398)	—	(115,115)
Exploration expenses	(51)	(1,914)	—	—	(1,965)
Other operating expense	(55)	(241)	729	—	433
Income tax benefit (expense)	(67,982)	(37,271)	—	—	(105,253)
Results from crude oil and natural gas producing activities	$35,021	$31,749	$7,539	$—	$74,309

	International
	Gabon	Egypt	Canada	U.S.	Total
Year Ended December 31, 2022	(In thousands)
Crude oil and natural gas sales	$306,775	$37,710	$9,841	$—	$354,326
Production costs and other expense (1)	(108,701)	(11,936)	(1,972)	—	(122,609)
Depreciation, depletion, amortization	(34,651)	(10,444)	(2,921)	—	(48,016)
Exploration expenses	(258)	—	—	—	(258)
Other operating expense	38	—	—	—	38
Credit (recovery) losses and other	(2,743)	—	—	—	(2,743)
Income tax benefit (expense)	(16,641)	(6,254)	—	—	(22,895)
Results from crude oil and natural gas producing activities	$143,819	$9,076	$4,948	—	$157,843

	Gabon	U.S.	Total
Year Ended December 31, 2021	(In thousands)
Crude oil and natural gas sales	$199,075	$—	$199,075
Production costs and other expense (1)	(81,984)	-	(81,984)
Depreciation, depletion, amortization	(20,972)	—	(20,972)
Exploration expenses	(1,579)	—	(1,579)
Impairment of proved properties	—	—	—
Other operating expense	(440)	—	(440)
Credit (recovery) losses and other	(875)	—	(875)
Income tax benefit (expense)	(9,626)	—	(9,626)
Results from crude oil and natural gas producing activities	$83,599	$-	$83,599

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

For Egypt and Canada, all activity pertains to the year ended December 31, 2023 and the period of October 14, 2022 - December 31, 2022, after the acquisition of TransGlobe.

	Oil
	Gabon	Egypt	Canada	Total
Proved reserves:	(MBbls)	(MBbls)	(MBbls)	(MBbls)
Balance at January 1, 2021	3,216	—	—	3,216
Production	(2,599)	—	—	(2,599)
Purchase of reserves	2,633	—	—	2,633
Extensions and discoveries	—	—	—	-
Revisions of previous estimates	7,968	—	—	7,968
Balance at December 31, 2021	11,218	—	—	11,218
Production	(2,971)	(547)	(72)	(3,718)
Purchase of reserves	—	9,124	3,679	12,931
Extensions and discoveries	—	—	—	—
Revisions of previous estimates	1,972	—	—	1,972
Balance at December 31, 2022	10,219	8,577	3,607	22,403
Production	(3,197)	(2,771)	(334)	(6,302)
Purchase of reserves	—	—	—	-
Extensions and discoveries	—	93	810	903
Revisions of previous estimates	2,042	4,693	(652)	6,083
Balance at December 31, 2023	9,064	10,592	3,431	23,087

	Oil
	Gabon	Egypt	Canada	Total
	(MBbls)	(MBbls)	(MBbls)	(MBbls)
Year-end proved developed reserves:
2023	8,053	10,141	1,309	19,503
2022	10,219	8,001	1,722	19,942
2021	7,227	—	—	7,227
2020	3,216	—	—	3,216
Year-end proved undeveloped reserves:
2023	1,011	451	2,122	3,584
2022	—	576	1,885	2,461
2021	3,991	—	—	3,991
2020	—	—	—	—

	Natural Gas
	Gabon	Egypt	Canada	Total
Proved reserves:	(MMcf)	(MMcf)	(MMcf)	(MMcf)
Balance at December 31, 2021	—	—	—	—
Production	—	—	(396)	(396)
Purchase of reserves	—	—	16,935	16,935
Extensions and discoveries	—	—	—	—
Revisions of previous estimates	—	—	—	—
Balance at December 31, 2022	—	—	16,539	16,539
Production	—	—	(1,528)	(1,528)
Purchase of reserves	—	—	—	—
Extensions and discoveries	—	—	3,219	3,219
Revisions of previous estimates	—	—	(1,298)	(1,298)
Balance at December 31, 2023	—	—	16,932	16,932

	Natural Gas
	Gabon	Egypt	Canada	Total
	(MMcf)	(MMcf)	(MMcf)	(MMcf)
Year-end proved developed reserves:
2023	—	—	9,011	9,011
2022	—	—	11,023	11,023
Year-end proved undeveloped reserves:
2023	—	—	7,921	7,921
2022	—	—	5,516	5,516

	NGLs
	Gabon	Egypt	Canada	Total
Proved reserves:	(MBbls)	(MBbls)	(MBbls)	(MBbls)
Balance at December 31, 2021	—	—	—	—
Production	—	—	(73)	(73)
Purchase of reserves	—	—	2,870	2,870
Extensions and discoveries	—	—	—	—
Revisions of previous estimates	—	—	—	—
Balance at December 31, 2022	—	—	2,797	2,797
Production	—	—	(270)	(270)
Purchase of reserves	—	—	—	—
Extensions and discoveries	—	—	505	505
Revisions of previous estimates	—	—	(295)	(295)
Balance at December 31, 2023	—	—	2,737	2,737

	NGLs
	Gabon	Egypt	Canada	Total
	(MBbls)	(MBbls)	(MBbls)	(MBbls)
Year-end proved developed reserves:
2023	—	—	1,449	1,449
2022	—	—	1,855	1,855
Year-end proved undeveloped reserves:
2023	—	—	1,289	1,289
2022	—	—	942	942

	Total Reserves (1)
	Gabon	Egypt	Canada	Total
Proved reserves:	(MBoe)	(MBoe)	(MBoe)	(MBoe)
Balance at January 1, 2021	3,216	—	—	3,216
Production	(2,599)	—	—	(2,599)
Extensions and discoveries	—	—	—	—
Purchase of reserves	2,633	—	—	2,633
Revisions of previous estimates	7,968	—	—	7,968
Balance at December 31, 2021	11,218	—	—	11,218
Production	(2,971)	(547)	(211)	(3,729)
Extensions and discoveries	—	—	—	—
Purchase of reserves	—	9,124	9,372	18,496
Revisions of previous estimates	1,972	—	—	1,972
Balance at December 31, 2022	10,219	8,577	9,161	27,957
Production	(3,197)	(2,771)	(859)	(6,827)
Purchase of reserves	—	—	—	—
Extensions and discoveries	—	93	1,852	1,945
Revisions of previous estimates	2,042	4,693	(1,163)	5,572
Balance at December 31, 2023	9,064	10,592	8,991	28,647

(1) - To convert Natural Gas to MBoe, MMcf is divided by 6.

	Total Reserves (1)
	Gabon	Egypt	Canada	Total
	(MBoe)	(MBoe)	(MBoe)	(MBoe)
Year-end proved developed reserves:
2023	8,053	10,141	4,260	22,454
2022	10,219	8,001	5,414	23,634
2021	7,227	—	—	7,227
2020	3,216	—	—	3,216
Year-end proved undeveloped reserves:
2023	1,011	451	4,731	6,193
2022	—	576	3,746	4,322
2021	3,991	—	—	3,991
2020	—	—	—	—
(1) To convert Natural Gas to MBoe, MMcf is divided by 6.

In 2023, operations in Gabon had 2.0 MMBoes of reserves added through positive revisions of previous estimates. 2.8 MMBoes of the positive revisions were due to performance offset by 0.8 MMBoes of negative revisions through price. For Egypt at December , 31, 2023, 4.7 MMBoes of reserves were added through positive revisions of previous estimates. 5.3 MMBoes of the positive revisions were due to performance offset by 0.6 MMBoes of negative revisions through price. For Canada at December , 31, 2023, 1.2 MMBoes of reserves were removed through negative revisions of previous estimates. 0.9 MMBoes of the negative revisions were due to performance and 0.3 MMBoes of negative revisions were through price.

In 2022, operations in Gabon had 2.0 MMBoes of positive revision of reserves due to the 2021/2022 drilling campaign. 0.7 MMBoes of the positive revision was due to performance and the remaining 1.3 MMBoes of positive revisions was due to price.

In 2021, the Company added 2.6 MMBoes of reserves due the acquisition of Sasol’s interest in the Etame Marin block. In addition, the Company added 8.0 MMBoes due to positive revisions. The positive revision of 8.0 MMBoes was due to positive revision of 3.0 MMBoes due to price and positive revisions of 5.0 MMBoes due to performance.

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

In accordance with the guidelines of the SEC, the estimates of future net cash flow from the properties and the present value thereof are made using crude oil, natural gas and NGLs contract prices using a twelve month average of beginning of month prices and are held constant throughout the life of the properties except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. The future cash flows are also based on costs in existence at the dates of the projections, excluding Gabon royalties, and the interests of other Consortium members. Future production costs do not include overhead charges allowed under joint operating agreements or headquarters general and administrative overhead expenses. However, all future costs related to future property abandonment when the wells become uneconomic to produce are included in future development costs for purposes of calculating the standardized measure of discounted net cash flows. There were no discounted future net cash flows attributable to U.S. properties as of December 31, 2023, 2022 and 2021.

	International
(In thousands)	Gabon	Egypt	Canada	Total
Year Ended December 31, 2023
Future cash inflows	$761,919	$828,418	$352,666	$1,943,003
Future production costs	(410,425)	(383,957)	(129,317)	(923,699)
Future development costs (1)	(88,868)	(84,132)	(80,129)	(253,129)
Future income tax expense	(148,750)	(144,269)	—	(293,019)
Future net cash flows	113,876	216,060	143,220	473,156
Discount to present value at 10% annual rate	(6,052)	(54,313)	(70,857)	(131,222)
Standardized measure of discounted future net cash flows	$107,824	$161,747	$72,363	$341,934
Year Ended December 31, 2022
Future cash inflows	$1,035,667	$729,236	$506,247	$2,271,150
Future production costs	(450,639)	(273,260)	(135,082)	(858,981)
Future development costs (1)	(58,057)	(12,079)	(69,346)	(139,482)
Future income tax expense	(248,024)	(146,835)	—	(394,859)
Future net cash flows	278,947	297,062	301,819	877,828
Discount to present value at 10% annual rate	(34,520)	(70,174)	(148,669)	(253,363)
Standardized measure of discounted future net cash flows	$244,427	$226,888	$153,150	$624,465
Year Ended December 31, 2021
Future cash inflows	$782,006	$—	$—	$782,006
Future production costs	(416,819)	—	—	(416,819)
Future development costs (1)	(128,984)	—	—	(128,984)
Future income tax expense	(116,637)	—	—	(116,637)
Future net cash flows	119,566	—	—	119,566
Discount to present value at 10% annual rate	(20,308)	—	—	(20,308)
Standardized measure of discounted future net cash flows	$99,258	$—	$—	$99,258

(1) Includes costs expected to be incurred to abandon the properties, where applicable.

International income taxes represent amounts payable to the Government of Gabon on Profit Oil as final payment of corporate income taxes, and domestic income taxes (including other expenses treated as taxes).

Changes in Standardized Measure of Discounted Future Net Cash Flows

The following table sets forth the changes in standardized measure of discounted future net cash flows as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Balance at beginning of period	$624,465	$99,258	$14,733
Sales of crude oil and natural gas, net of production costs	(296,209)	(233,421)	(118,358)
Net changes in prices and production costs	(210,703)	264,804	126,668
Extensions and discoveries	28,849	—	—
Revisions of previous quantity estimates	139,856	95,623	158,213
Purchases	—	415,385	9,285
Changes in estimated future development costs	(92,641)	(23,243)	(39,969)
Development costs incurred during the period	—	101,495	2,629
Accretion of discount	62,447	9,926	2,752
Net change of income taxes	77,757	(121,490)	(60,218)
Change in production rates (timing) and other	8,113	16,128	3,523
Balance at end of period	$341,934	$624,465	$99,258

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

In accordance with the current SEC guidelines, estimates of future net cash flow from our properties and the present value thereof are made using the average of the first-day-of-the-month price for each of the twelve months of the year adjusted for quality, transportation fees and market differentials. Such prices are held constant throughout the life of the properties except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. For 2023, the average of such prices used for our reserve estimate was $83.22 per Bbl for crude oil for Gabon. Prices were between $64.59 per Bbl for crude oil from Egypt and $71.67 per Bbl for crude oil from Canada. For 2022, the average of such prices used for our reserve estimates was $100.35 per Bbl for crude oil from Gabon. Prices were between $84.76 and $85.65 per Bbl for crude oil from Egypt and $89.61 per Bbl for crude oil from Canada. For Gabon, this compares to the average of such price used for 2021 of $69.10 per Bbl.

For 2023, the adjusted average price for our reserves associated with natural gas was $1.91 per MCF, $5.20 per Bbl for Ethane, $20.18 per Bbl for propane, $36.69 per Bbl for butane and $74.76 per Bbl for condensates. For 2022, the adjusted average price for our reserves associated with natural gas was $4.13 per MCF, $12.77 per Bbl for Ethane, $40.27 per Bbl for propane, $43.85 per Bbl for butane and $91.57 per Bbl for condensates.

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

The PSC for Block P in Equatorial Guinea entitles the Company to receive up to 70% of any future production after royalty deduction so long as there are amounts remaining in the Cost Account. Royalty rates are 10-16% depending on production rates. The Etame Consortium pays the government an allocation of the remaining “profit oil” production from the contract area ranging from 10% to 60% of the crude oil remaining after deducting the royalty and Cost Recovery. The percentage of “profit oil” paid to the government as tax is a function of cumulative production. In addition, Equatorial Guinea imposes a 25% income tax on net profits. The Block P PSC provides for a discovery to be reclassified into a development area with a term of 25 years. At December 31, 2023, the Company has no proved reserves related to Block P in Equatorial Guinea.

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