Form 10-K/A
period 2023-12-31
VAALCO ENERGY INC /DE/
filed 2024-03-18
CIK 894627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE

On March 15, 2024, VAALCO Energy, Inc. (“VAALCO”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Original Form 10-K”). The purpose of this Amendment No. 1 to the Original Form 10-K is to amend and restate Part II, Item 9A, which contained an inadvertent typographical error. The attestation report on the Company’s internal control over financial reporting of KPMG LLP has been amended to reference the correct date of the report of the independent registered accounting firm on the consolidated financial statements of VAALCO included in the Original Form 10-K. No other items in the Original Form 10-K are being amended and this Amendment does not reflect any events occurring after the filing of the Original Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we are filing as exhibits to this Amendment new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act; however, paragraph 3 of the certifications has been omitted because this Amendment does not include financial statements. We are not including certifications under Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) (Section 906 of the Sarbanes-Oxley Act of 2002) because this Amendment does not include financial statements.

PART II

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

Our internal controls over financial reporting as of December 31, 2023 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report. KPMG LLP has provided an attestation report on the Company’s internal control over financial reporting which is included below.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2023, the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for the year ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated March 15, 2024 expressed an unqualified opinion on those consolidated financial statements.

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
PCAOB ID No. 185
Houston, Texas
March 15, 2024

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Other than as stated above, there have been no changes in our internal control over financial reporting during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 3. Exhibits:

The following documents are filed as part of this Form 10-K/A.

Exhibit No.	Description of Exhibit
31.1	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.
31.2	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Schema Document.
101.CAL	Inline XBRL Calculation Linkbase Document.
101.DEF	Inline XBRL Definition Linkbase Document.
101.LAB	Inline XBRL Label Linkbase Document.
101.PRE	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and Contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VAALCO ENERGY, INC.
(Registrant)

By	/s/ George W.M. Maxwell
George W.M. Maxwell
Chief Executive Officer

Dated March 18, 2024