Form 10-Q
period 2024-03-31
VAALCO ENERGY INC /DE/
filed 2024-05-08
CIK 894627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 3, 2024, there were outstanding 103,455,525 shares of common stock, $0.10 par value per share, of the registrant.

VAALCO ENERGY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	As of March 31, 2024	As of December 31, 2023
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$113,321	$121,001
Restricted cash	140	114
Receivables:
Trade, net of allowances for credit loss and other of $0.8 and $0.5 million, respectively	44,897	44,888
Accounts with joint venture owners, net of allowance for credit losses of $0.8 and $0.8 million, respectively	35	1,814
Egypt receivables and other, net of allowances for credit loss and other of $6.0 and $4.6 million, respectively	44,591	45,942
Crude oil inventory	2,386	1,948
Prepayments and other	12,374	12,434
Total current assets	217,744	228,141

Crude oil, natural gas and NGLs properties and equipment, net	457,419	459,786
Other noncurrent assets:
Restricted cash	—	1,795
Value added tax and other receivables, net of allowances for credit loss and other of $0.0 and $0.0 million, respectively	5,033	4,214
Right of use operating lease assets	1,444	2,378
Right of use finance lease assets	89,587	89,962
Deferred tax assets	30,329	29,242
Abandonment funding	6,268	6,268
Other long-term assets	1,323	1,430
Total assets	$809,147	$823,216
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,747	$22,152
Accounts with joint venture owners	3,836	5,990
Accrued liabilities and other	60,345	67,597
Operating lease liabilities - current portion	1,466	2,396
Finance lease liabilities - current portion	10,974	10,079
Foreign income taxes payable	37,836	19,261
Total current liabilities	131,204	127,475
Asset retirement obligations	47,644	47,343
Operating lease liabilities - net of current portion	—	33
Finance lease liabilities - net of current portion	77,802	78,293
Deferred tax liabilities	71,228	73,581
Other long-term liabilities	8,679	17,709
Total liabilities	336,557	344,434
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, $25 par value; 500,000 shares authorized, none issued	—	—
Common stock, $0.10 par value; 160,000,000 shares authorized, 121,940,831 and 121,397,553 shares issued, 103,455,525 and 104,346,233 shares outstanding, respectively	12,194	12,140
Additional paid-in capital	358,827	357,498
Accumulated other comprehensive income	426	2,880
Less treasury stock, 18,485,306 and 17,051,320 shares, respectively, at cost	(77,566)	(71,222)
Retained earnings	178,709	177,486
Total shareholders' equity	472,590	478,782
Total liabilities and shareholders' equity	$809,147	$823,216

See notes to condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2024	2023
	(in thousands, except per share amounts)
Revenues:
Crude oil, natural gas and natural gas liquids sales	$100,155	$80,403
Operating costs and expenses:
Production expense	32,089	28,200
Exploration expense	48	8
Depreciation, depletion and amortization	25,824	24,417
Transaction costs related to acquisition	1,313	—
General and administrative expense	6,710	5,224
Credit losses and other	1,812	935
Total operating costs and expenses	67,796	58,784
Other operating income (expense), net	(166)	-
Operating income	32,193	21,619
Other income (expense):
Derivative instruments gain (loss), net	(847)	21
Interest expense, net	(935)	(2,246)
Other income (expense), net	(487)	(1,153)
Total other expense, net	(2,269)	(3,378)
Income before income taxes	29,924	18,241
Income tax expense	22,238	14,771
Net income	$7,686	$3,470
Other comprehensive income (loss)
Currency translation adjustments	(2,454)	(125)
Comprehensive income	$5,232	$3,345

Basic net income per share:
Net income per share	$0.07	$0.03
Basic weighted average shares outstanding	103,659	107,387
Diluted net income per share:
Net income per share	$0.07	$0.03
Diluted weighted average shares outstanding	104,541	108,752

See notes to condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Common Shares Issued	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total
	(in thousands)
Balance at January 1, 2024	121,398	(17,051)	$12,140	$357,498	$2,880	$(71,222)	$177,486	$478,782
Shares issued - stock-based compensation	543	—	54	393	—	—	—	447
Stock-based compensation expense	—	—	—	936	—	—	—	936
Treasury stock	—	(1,434)	—	—	—	(6,344)	—	(6,344)
Dividend distributions	—	—	—	—	—	—	(6,463)	(6,463)
Other comprehensive loss	—	—	—	—	(2,454)	—	—	(2,454)
Net income	—	—	—	—	—	—	7,686	7,686
Balance at March 31, 2024	121,941	(18,485)	$12,194	$358,827	$426	$(77,566)	$178,709	$472,590

	Common Shares Issued	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total
	(in thousands)
Balance at January 1, 2023	119,483	(11,630)	$11,948	$353,606	$1,179	$(47,652)	$147,024	$466,105
Shares issued - stock-based compensation	633	(187)	64	210	—	—	—	274
Stock-based compensation expense	—	—	—	683	—	—	—	683
Treasury stock	—	(981)	—	—	—	(5,377)	—	(5,377)
Dividend distributions	—	—	—	—	—	—	(6,735)	(6,735)
Cumulative effect of adjustment upon adoption of ASU 2016-13 on January 1, 2023	—	—	—	—	—	—	(3,120)	(3,120)
Other comprehensive loss	—	—	—	—	(125)	—	—	(125)
Net income	—	—	—	—	—	—	3,470	3,470
Balance at March 31, 2023	120,116	(12,798)	$12,012	$354,499	$1,054	$(53,029)	$140,639	$455,175

See notes to condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2024	2023
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,686	$3,470
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	25,824	24,417
Bargain purchase loss	—	1,412
Deferred taxes	(3,441)	2,471
Unrealized foreign exchange loss	(102)	512
Stock-based compensation	898	649
Cash settlements paid on exercised stock appreciation rights	(154)	(233)
Derivative instruments (gain) loss, net	847	(21)
Cash settlements paid on matured derivative contracts, net	(24)	(59)
Cash settlements paid on asset retirement obligations	(29)	(123)
Credit losses and other	1,812	935
Other operating loss, net	166	13
Operational expenses associated with equipment and other	302	(640)
Change in operating assets and liabilities:
Trade, net	(9)	21,357
Accounts with joint venture owners, net	(683)	18,911
Egypt receivables and other, net	1,346	(2,309)
Crude oil inventory	(438)	(8,443)
Prepayments and other	(2,278)	983
Value added tax and other receivables	(2,734)	(1,361)
Other long-term assets	(1,017)	1,051
Accounts payable	(5,984)	(6,739)
Foreign income taxes receivable/(payable)	18,912	8,193
Deferred tax liability	—	(3,250)
Accrued liabilities and other	(19,068)	(19,190)
Net cash provided by (used in) operating activities	21,832	42,006
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(16,618)	(27,700)
Net cash provided by (used in) investing activities	(16,618)	(27,700)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuances of common stock	447	274
Dividend distribution	(6,463)	(6,735)
Treasury shares	(6,344)	(5,377)
Payments of finance lease	(2,095)	(1,701)
Net cash provided by (used in) in financing activities	(14,455)	(13,539)
Effects of exchange rate changes on cash	(208)	(309)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(9,449)	458
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	129,178	59,776
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$119,729	$60,234

See notes to condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTAL DISCLOSURES (Unaudited)

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$1,409	$1,488
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment additions incurred but not paid at end of period	$19,226	$39,584
Recognition of right-of-use finance lease assets and liabilities	$—	$1,429

See notes to condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND ACCOUNTING POLICIES

VAALCO Energy, Inc. (together with its consolidated subsidiaries “we”, “us”, “our”, “VAALCO” or the “Company”) is a Houston, Texas-based independent energy company engaged in the acquisition, exploration, development and production of crude oil, natural gas and NGLs properties. As operator, the Company has production operations and conducts exploration activities in Gabon and Canada and hold interests in two production sharing contracts ("PSCs") in Egypt and holds a non-operator interest in Cote d’Ivoire. The Company has opportunities to participate in development and exploration activities in Equatorial Guinea, West Africa.

These unaudited condensed consolidated financial statements (“Financial Statements”) reflect the opinion of management and all adjustments necessary for a fair presentation of results for the interim periods presented. All adjustments are of a normal recurring nature unless disclosed otherwise. Interim period results are not necessarily indicative of results expected for the full year.

These condensed consolidated financial statements have been prepared in accordance with rules of the Securities and Exchange Commission (“SEC”) and do not include all the information and disclosures required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. They should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which includes a summary of the significant accounting policies.

Reclassification – Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Condensed Consolidated Balance Sheet, Condensed Consolidated Statements of Operations and Comprehensive Income and Condensed Consolidated Statements of Cash Flows for fiscal year ended December 31, 2023, in the amounts of $673 thousand, $15 thousand, and $15 thousand, respectively, to reclassify the discontinued operations account balances and transactions.

Allowance for credit losses and other – The Company estimates the current expected credit losses based primarily using either an aging analysis or discounted cash flow methodology that incorporates consideration of current and future conditions that could impact its counterparties’ credit quality and liquidity. Uncollectible receivables are written off when a settlement is reached for an amount that is less than the outstanding historical balance or when the Company has determined that the balance will not be collected.

The following table provides an analysis of the change of the aggregate credit loss allowance and other allowances.

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Allowance for credit losses and other
Balance at beginning of period	$(6,029)	$(8,704)
Credit loss charges and other, net of receipts	(1,812)	(935)
Cumulative effect of adjustment upon adoption of ASU 2016-13 on January 1, 2023	—	(3,120)
Foreign currency gain (loss)	12	(73)
Balance at end of period	$(7,829)	$(12,832)

Fair value of financial instruments

		As of March 31, 2024
	Balance Sheet Line	Level 1	Level 2	Level 3	Total
		(in thousands)
Assets
Derivative asset	Prepayments and other	$—	$—	$—	$—
		$—	$—	$—	$—
Liabilities
Derivative liability	Accrued liabilities and other	$—	$420	$—	$420
		$—	$420	$—	$420

`		As of December 31, 2023
	Balance Sheet Line	Level 1	Level 2	Level 3	Total
		(in thousands)
Assets
Derivative asset	Prepayments and other	$—	$403	$—	$403
		$—	$403	$—	$403
Liabilities
SARs liability	Accrued liabilities and other	$—	$163	$—	$163
		$—	$163	$—	$163

2. NEW ACCOUNTING STANDARDS

Not Yet Adopted

In August 2023, FASB issued new guidance to provide specific guidance on how a joint venture, upon formation, should recognize and initially measure assets contributed and liabilities assumed. The rules become effective prospectively for all joint venture formations occurring on or after January 1, 2025. VAALCO is currently assessing the impact of this guidance.

In November 2023, FASB issued new guidance to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The rules become effective for annual periods beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The standard requires additional disclosures about operating segments. VAALCO is currently evaluating the impact of adopting this guidance on the consolidated financial statements.

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

3. PENDING ACQUISITION

On February 29, 2024, the Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) to purchase all of the issued shares in the capital of Svenska Petroleum Exploration Aktiebolag, a company incorporated in Sweden (“Svenska”) for $66.5 million in cash (the “Purchase Price”), subject to adjustment as described in the Share Purchase Agreement. The Company subsequently closed its acquisition of Svenska for the net purchase price of $40.2 million, on April 30, 2024 after certain regulatory and government approvals were received.  The purchase price was funded by a combination of a dividend of cash on Svenska’s balance sheet to the seller immediately prior to the consummation of the acquisition and $40.2 million of VAALCO’s cash-on-hand.

4. SEGMENT INFORMATION

The Company’s operations are based in Gabon, Egypt, Canada and Equatorial Guinea. Each of the reportable operating segments are organized and managed based upon geographic location. The Company’s Chief Executive Officer, who is the chief operating decision maker, evaluates the operation of each geographic segment separately, primarily based on Operating income (loss). The operations of all segments include exploration for and production of hydrocarbons where commercial reserves have been found and developed. Revenues are based on the location of hydrocarbon production. Corporate and other is primarily corporate and operations support costs that are not allocated to the reportable operating segments.

Segment activity of continuing operations for the three months ended March 31, 2024 and 2023 as well as long-lived assets and segment assets at March 31, 2024 and December 31, 2023 are as follows:

	Three Months Ended March 31, 2024
(in thousands)	Gabon	Egypt	Canada	Equatorial Guinea	Corporate and Other	Total
Revenues:
Crude oil, natural gas and natural gas liquids sales	$57,504	$36,961	$5,690	$—	$—	$100,155
Operating costs and expenses:
Production expense	16,713	12,751	2,379	245	1	32,089
Exploration expense	—	48	—	—	—	48
Depreciation, depletion and amortization	13,451	8,336	3,897	—	140	25,824
Transaction costs related to acquisition	—	—	—	—	1,313	1,313
General and administrative expense	634	169	12	78	5,817	6,710
Credit losses and other	20	1,634	—	158	—	1,812
Total operating costs and expenses	30,818	22,938	6,288	481	7,271	67,796
Other operating income (expense), net	(166)	—	—	—	—	(166)
Operating income	26,520	14,023	(598)	(481)	(7,271)	32,193
Other income (expense):
Derivative instruments loss, net	—	—	—	—	(847)	(847)
Interest (expense) income, net	(1,317)	(410)	24	—	768	(935)
Other (expense) income, net	(94)	—	—	(1)	(392)	(487)
Total other expense, net	(1,411)	(410)	24	(1)	(471)	(2,269)
Income (loss) before income taxes	25,109	13,613	(574)	(482)	(7,742)	29,924
Income tax (benefit) expense	16,293	7,033	—	—	(1,088)	22,238
Net income (loss)	$8,816	$6,580	$(574)	$(482)	$(6,654)	$7,686
Consolidated capital expenditures	$6,287	$4,328	$12,559	$-	$848	$24,022

	Three Months Ended March 31, 2023
(in thousands)	Gabon	Egypt	Canada	Equatorial Guinea	Corporate and Other	Total
Revenues:
Crude oil, natural gas and natural gas liquids sales	$36,737	$34,784	$8,882	$—	$—	$80,403
Operating costs and expenses:
Production expense	14,415	11,110	2,254	362	59	28,200
Exploration expense	8	—	—	—	—	8
Depreciation, depletion and amortization	9,845	10,795	3,711	—	66	24,417
General and administrative expense	618	179	—	129	4,298	5,224
Credit losses and other	935	—	—	—	—	935
Total operating costs and expenses	25,821	22,084	5,965	491	4,423	58,784
Operating income (loss)	10,916	12,700	2,917	(491)	(4,423)	21,619
Other income (expense):
Derivative instruments gain, net	—	—	—	—	21	21
Interest (expense) income, net	(1,507)	(808)	(4)	—	73	(2,246)
Other income (expense), net	517	—	—	(1)	(1,669)	(1,153)
Total other expense, net	(990)	(808)	(4)	(1)	(1,575)	(3,378)
Income (loss) before income taxes	9,926	11,892	2,913	(492)	(5,998)	18,241
Income tax expense (benefit)	6,578	4,992	—	—	3,201	14,771
Net income (loss)	$3,348	$6,900	$2,913	$(492)	$(9,199)	$3,470
Consolidated capital expenditures	$3,689	$11,571	$10,165	$—	$—	$25,425

(in thousands)	Gabon	Egypt	Canada	Equatorial Guinea	Corporate and Other	Total
Long-lived assets:
As of March 31, 2024	$166,596	$167,215	$111,313	$10,000	$2,295	$457,419
As of December 31, 2023	$171,787	$171,224	$105,189	$10,000	$1,586	$459,786

(in thousands)	Gabon	Egypt	Canada	Equatorial Guinea	Corporate and Other	Total
Total assets:
As of March 31, 2024	$302,389	$253,656	$120,598	$11,365	$121,139	$809,147
As of December 31, 2023	$309,394	$263,015	$114,215	$11,327	$125,265	$823,216

5. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is calculated using the average number of shares of common stock outstanding during each period. For the calculation of diluted shares, the Company assumes that restricted stock is outstanding on the date of vesting, and the Company assumes the issuance of shares from the exercise of stock options using the treasury stock method.

A reconciliation of reported net income to net income used in calculating EPS as well as a reconciliation from basic to diluted shares follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net income (loss) (numerator):
Net Income	$7,686	$3,470
Income attributable to unvested shares	(15)	(29)
Numerator for basic	7,671	3,441
Loss attributable to unvested shares	15	(18)
Numerator for dilutive	$7,686	$3,423

Weighted average shares (denominator):
Basic weighted average shares outstanding	103,659	107,387
Effect of dilutive securities	882	1,365
Diluted weighted average shares outstanding	104,541	108,752
Stock options and unvested restricted stock grants excluded from dilutive calculation because they would be anti-dilutive	529	195

6. REVENUE

Gabon

The Company currently sells crude oil production from Gabon under term crude oil sales and purchase agreements (“COSPAs”) or crude oil sales and marketing agreements ("COSMA or COSMAs"). The following table presents revenues from contracts with customers as well as revenues associated with the obligations under the Etame PSC.

	Three Months Ended March 31,
	2024	2023
Revenues from customer contracts:	(in thousands)
Sales under the COSPA or COSMA	$64,788	$42,601
Other items reported in revenue not associated with customer contracts:
Carried interest recoupment	1,174	—
Royalties	(8,458)	(5,864)
Net revenues	$57,504	$36,737

With respect to the government’s share of Profit Oil, the Etame PSC provides that corporate income tax is satisfied through the payment of Profit Oil. In the consolidated statements of operations and comprehensive income, the government’s share of revenues from Profit Oil is reported in revenues with a corresponding amount reflected in the current provision for income tax expense. Payments of the income tax expense are reported in the period that the government takes its Profit Oil in-kind, i.e. the period in which it lifts the crude oil. As of March 31, 2024, the Company has a $37.5 million foreign income tax payable related to Gabon. The Company had an $18.9 million foreign income tax payable as of  December 31, 2023.

Egypt

The following table presents revenues in Egypt from contracts with customers:

	Three Months Ended March 31,
	2024	2023
Revenues from customer contracts:	(in thousands)
Gross sales	$63,192	$54,621
Royalties	(26,120)	(19,340)
Selling costs	(111)	(497)
Net revenues	$36,961	$34,784

Canada

The following table presents revenues in Canada from contracts with customers:

	Three Months Ended March 31,
	2024	2023
Revenues from customer contracts:	(in thousands)
Oil revenue	$4,153	$6,654
Gas revenue	820	958
NGL revenue	1,976	2,463
Royalties	(1,117)	(1,193)
Selling costs	(143)	—
Net revenues	$5,689	$8,882

Information about the Company’s most significant customers

For the three months ended March 31, 2024 the Company had one customer that comprised 100% of its sales for Gabon. In Egypt, one customer made up 100% of revenue.  In Canada, three separate customers made up approximately  40%,  30% and  19% of revenue, respectively.

7. CRUDE OIL, NATURAL GAS and NGLs PROPERTIES AND EQUIPMENT

The Company’s crude oil, natural gas and NGLs properties and equipment is comprised of the following:

	As of March 31, 2024	As of December 31, 2023
	(in thousands)
Crude oil, natural gas and NGLs properties and equipment - successful efforts method:
Wells, platforms and other production facilities	$1,481,103	$1,468,542
Work-in-progress	7,404	4,183
Undeveloped acreage	53,683	52,109
Equipment and other	51,357	47,794
Total crude oil, natural gas and NGLs properties, equipment and other	1,593,547	1,572,628
Accumulated depreciation, depletion, amortization and impairment	(1,136,128)	(1,112,842)
Net crude oil, natural gas and NGLs properties, equipment and other	$457,419	$459,786

8. DERIVATIVES AND FAIR VALUE

The Company uses derivative financial instruments from time to time to achieve a more predictable cash flow from crude oil production by reducing the Company’s exposure to price fluctuations. See the table below for the list of outstanding contracts as of March 31, 2024:

Settlement Period	Type of Contract	Index	Average Monthly Volumes	Weighted Average Put Price	Weighted Average Call Price
			(Bbls)	(per Bbl)	(per Bbl)
April 2024 - June 2024	Collars	Dated Brent	65,000	$65.00	$100.00
July 2024 - September 2024	Collars	Dated Brent	80,000	$65.00	$92.00

The following table sets forth the loss on derivative instruments on the Company’s unaudited condensed consolidated statements of operations and comprehensive income:

		Three Months Ended March 31,
Derivative Item	Statements of Operations Line	2024	2023
		(in thousands)
Commodity derivatives	Cash settlements paid on matured derivative contracts, net	$(24)	$(59)
	Unrealized gain (loss)	(823)	80
	Derivative instruments gain (loss), net	$(847)	$21

9. CURRENT ACCRUED LIABILITIES AND OTHER

Accrued liabilities and other balances were comprised of the following:

	As of March 31, 2024	As of December 31, 2023
	(in thousands)
Accrued accounts payable invoices	$18,523	$21,225
Gabon contractual obligations	10,108	15,794
Capital expenditures	13,903	10,136
Accrued wages and other compensation	1,599	3,746
Egypt modernization payments	8,672	9,933
Other	7,542	6,763
Total accrued liabilities and other	$60,347	$67,597

10. COMMITMENTS AND CONTINGENCIES

Abandonment funding

Under the terms of the Etame PSC, the Company has a cash funding arrangement for the eventual abandonment of all offshore wells, platforms and facilities on the Etame Marin block. At March 31, 2024, $10.7 million ($6.3 million, net to VAALCO) of the abandonment fund has been funded on an undiscounted basis. The annual payments will be adjusted based on revisions in the abandonment estimate. This cash funding is reflected under “Other noncurrent assets” in the “Abandonment funding” line item of the consolidated balance sheets. Future changes to the anticipated abandonment cost estimate could change the asset retirement obligation and the amount of future abandonment funding payments.

Share Buyback Program

On November 1, 2022, the Company announced that the Company’s board of directors formally ratified and approved a share buyback program. The board of directors also directed management to implement a Rule 10b5-1 trading plan (the “10b5-1 Plan”) to facilitate share purchases through open market purchases, privately negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The 10b5-1 Plan provides for an aggregate purchase of currently outstanding common stock up to $30 million over a maximum period of 20 months. Payment for shares repurchased under the share buyback program were funded using the Company's cash on hand and cash flow from operations. The share buyback program was completed March 12, 2024.  Under the share buyback program, we purchased a total of 6,797,711 shares at an average price of $4.41 per share.

The following table shows the repurchases of equity securities related to the share repurchase program from January 1, 2024 through March 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Amount that May Yet Be Used to Purchase Shares Under the Program
January 1, 2024 - January 31, 2024	446,366	$4.48	446,366	$3,516,205
February 1, 2024 - February 29, 2024	474,100	$4.22	474,100	$1,516,630
March 1, 2024 - March 12, 2024	347,137	$4.33	347,137	$3,773
Total	1,267,603		1,267,603

Merged Concession Agreement

The Company is a party to the Merged Concession Agreement with the Egyptian General Petroleum Corporation (“EGPC”). In accordance with the Merged Concession Agreement, we are required to make $10.0 million annual modernization payments through February 1, 2026. The $10.0 million modernization payment due  February 1, 2024 was offset against receivables owed to the Company from EGPC. On the consolidated balance sheet at March 31, 2024, $9.4 million of the remaining modernization payment liability was recorded in the line item "Accrued liabilities and other" and $8.7 million was recorded in "Other long-term liabilities".

The Company also has minimum financial work commitments of $50.0 million per each five-year period of the primary development term, commencing on February 1, 2020 for a total of $150 million over the 15 year license contract term. Through March 31, 2024, the Company's financial work commitments have exceeded the five-year minimum $50 million threshold and any excess carries forward to offset against subsequent five-year commitments.

As the Merged Concession Agreement was signed in January 2022 and is effective as of  February 1, 2020, there was an effective date adjustment owed to the Company for the difference in the historic commercial terms and the revised commercial terms applied against the production since the Merged Concession Effective Date. In accordance with GAAP, the Company has recognized a receivable in connection with the effective date adjustment of $67.5 million as of  October 13, 2022, based on historical realized prices. However, the cumulative value to be received because of the effective date adjustment is currently being finalized with the EGPC and could result in a range of outcomes based on the final price per barrel negotiated. As of  March 31, 2024, the remaining $50.3 million of the original $67.5 million receivable is recorded on the unaudited condensed consolidated balance sheet in "Egypt receivables and other, net".

11. DEBT

As of  March 31, 2024 and December 31, 2023, the Company had no outstanding debt.

RBL Facility

On  May 16, 2022, the Company entered into an agreement with Glencore, and other lenders, to provide a senior secured reserve-based revolving credit facility for a maximum principal amount of up to $50.0 million. Beginning  October 1, 2023 and thereafter on  April 1 and  October 1 of each year during the term of the RBL Facility, the $50 million initial commitment, was reduced by $6.3 million. At March 31, 2024, the amount available to be drawn under the facility was $43.8 million.

The RBL Facility agreement contains certain debt covenants, including that, as of the last day of each calendar quarter, (i) the ratio of Consolidated Total Net Debt to EBITDAX (as each term is defined in the RBL Facility agreement) for the trailing 12 months shall not exceed 3.0x and (ii) consolidated cash and cash equivalents shall not be lower than $10.0 million at any time. The amount the Company can borrow with respect to the borrowing base is subject to compliance with the financial covenants and other provisions of the RBL Facility agreement. Regarding the requirement, the Company must deliver its annual financial statements to Glencore within 90 days of the end of each fiscal year. At March 31, 2024, the Company was in compliance with all debt covenants and had no outstanding borrowings under the facility.

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

During the three months ended March 31, 2024 and 2023, no stock options were granted.

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

During the three months ended March 31, 2024 and 2023, no restricted shares were granted.

13. INCOME TAXES

VAALCO and its domestic subsidiaries file a consolidated U.S. income tax return. Certain foreign subsidiaries also file tax returns in their respective local jurisdictions that include Canada, Egypt, Equatorial Guinea and Gabon.

The foreign taxes payable are attributable to Gabon for the three months ended March 31, 2024 and 2023.

The Company’s effective tax rate for the three months ended  March 31, 2024 and 2023, excluding the impact of discrete items, was 61.05% and 60.96%, respectively. For the three months ended March 31, 2024 and 2023, the Company’s overall effective tax rate was primarily impacted by tax rates in foreign jurisdictions higher than the US statutory rate and by non-deductible items associated with operations.

For the three months ended March 31, 2024, the income tax expense of $22.2 million includes a $1.6 million unfavorable oil price adjustment as a result of the change in value of the government of Gabon's allocation of Profit Oil between the time it was produced and the time it was taken in-kind. After excluding this impact, income taxes were $20.7 million for the period.

As of March 31, 2024, the Company had no material uncertain tax positions. The Company’s policy is to recognize potential interest and penalties related to unrecognized tax benefits as a component of income tax expense.

14. OTHER COMPREHENSIVE INCOME

The Company’s other comprehensive loss was $2.5 million for the three months ended March 31, 2024. The functional currency of our Canadian segment is the Canadian Dollar. All of the Company’s other comprehensive income arises from the currency translation of our Canadian segment to USD.

The components of accumulated other comprehensive income are as follows:

Currency Translation Adjustments
(in thousands)
Balance at December 31, 2023	$2,880
Other comprehensive income (loss)	(2,454)
Balance at March 31, 2024	$426

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are intended to be covered by the safe harbors created by those laws. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, included in this Quarterly Report that address activities, events or developments that we expect or anticipate may occur in the future, including without limitation, statements regarding our financial position, operating performance and results, reserve quantities and net present values, market prices, business strategy, derivative activities, the amount and nature of capital expenditures, payment of dividends and plans and objectives of management for future operations are forward-looking statements. When we use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “forecast,” “outlook,” “aim,” “target,” “will,” “could,” “should,” “may,” “likely,” “plan,” and “probably” or the negative of such terms or similar expressions, we are making forward-looking statements. Many risks and uncertainties that could affect our future results and could cause results to differ materially from those expressed in our forward-looking statements include, but are not limited to:

●

volatility of, and declines and weaknesses in crude oil, natural gas and natural gas liquids (“NGLs”) prices, as well as our ability to offset volatility in prices through the use of hedging transactions;

●	the discovery, acquisition, development and replacement of crude oil, natural gas and NGLs reserves;
●	impairments in the value of our crude oil, natural gas and NGLs assets;
●	future capital requirements;
●	our ability to maintain sufficient liquidity in order to fully implement our business plan;
●	our ability to generate cash flows that, along with our cash on hand, will be sufficient to support our operations and cash requirements;
●	our ability to attract capital or obtain debt financing arrangements;
●	our ability to pay the expenditures required in order to develop certain of our properties;
●	operating hazards inherent in the exploration for and production of crude oil, natural gas and NGLs;
●	difficulties encountered during the exploration for and production of crude oil, natural gas and NGLs;
●	the impact of competition;
●	our ability to identify and complete complementary opportunistic acquisitions;
●	our ability to effectively integrate assets and properties that we acquire into our operations;
●	weather conditions;
●	the uncertainty of estimates of crude oil, natural gas and NGLs reserves;
●	currency exchange rates and regulations;
●	unanticipated issues and liabilities arising from non-compliance with environmental regulations;
●	our limited control over the assets we do not operate;
●	our ability to extend the Block CI-40 Petroleum Production Sharing Contract in Cote d’Ivoire;
●	the impact and duration of scheduled maintenance of the floating, production, storage and offloading vessel in Cote d’Ivoire;

●	the ultimate resolution of our abandonment funding obligations with the government of Gabon and the audit of our operations in Gabon currently being conducted by the government of Gabon;
●	the ultimate resolution of our negotiations with the Egyptian General Petroleum Corporation ("EGPC") relating to amounts owed to us for the difference in the historic commercial terms and the revised commercial terms applied against the production since the Merged Concession Effective Date, February 1, 2020;
●	the availability and cost of seismic, drilling and other equipment;
●	difficulties encountered in measuring, transporting and delivering crude oil, natural gas and NGLs to commercial markets;
●	timing and amount of future production of crude oil, natural gas and NGLs;
●	hedging decisions, including whether or not to enter into derivative financial instruments;
●	general economic conditions, including any future economic downturn, the impact of inflation, and disruption in financial credit;
●	our ability to enter into new customer contracts;
●	changes in customer demand and producers’ supply;
●	actions by the governments and other significant actors with respect to events occurring in the countries in which we operate;
●	actions by our joint venture owners;
●	compliance with, or the effect of changes in, governmental regulations regarding our exploration, production, and well completion operations including those related to climate change;
●	the outcome of any governmental audit; and
●	actions of operators of our crude oil, natural gas and NGLs properties.

The information contained in this Quarterly Report and the information set forth under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”), identifies additional factors that could cause our results or performance to differ materially from those we express in forward-looking statements. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of these assumptions and therefore also the forward-looking statements based on these assumptions, could themselves prove to be inaccurate. In light of the significant uncertainties inherent in the forward-looking statements that are included in this Quarterly Report and the 2023 Form 10-K, our inclusion of this information is not a representation by us or any other person that our objectives and plans will be achieved. When you consider our forward-looking statements, you should keep in mind these risk factors and the other cautionary statements in this Quarterly Report.

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

INTRODUCTION

VAALCO is a Houston, Texas-based, African-focused independent energy company with strong production and reserve portfolio of assets in Gabon, Egypt, Equatorial Guinea and Canada, currently engaged in the acquisition, exploration, development and production of crude oil, natural gas and NGLs.

RECENT DEVELOPMENTS

Dividend Policy

On February 26, 2024, VAALCO issued a press release announcing its quarterly cash dividend of $0.0625 per share of common stock for the first quarter of 2024 ($0.25 annualized), which was paid March 28, 2024 to stockholders of record at the close of business on March 8, 2024.

Payment of future dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including current financial condition, the tax impact of repatriating cash, operating results and current and anticipated cash needs.

Recent Operational Updates

Gabon

VAALCO completed its last drilling campaign in the fourth quarter of 2022. We are currently evaluating locations and planning for the next drilling campaign at Etame that is expected to occur early in 2025. In October 2022, VAALCO successfully completed its transition to a Floating Storage and Offloading vessel (“FSO”) and related field reconfiguration processes. This project provides a low cost FSO solution that increases the storage capacity for the Etame block and improved operational performance. The Company continues to focus on operational excellence, production uptime and enhancement in 2024 to minimize decline until the next drilling campaign.

At the end of March 2024, all wells were online with expected production profiles. The gas lift compression system increased the production and the reliability of two subsea wells, positively impacting our volumes for the quarter ended March 31, 2024. Gas lift compression and subsea wells remained online with a high level of reliability through the quarter ended March 31, 2024.

We have dedicated significant efforts to optimize the new flow line configurations through the Etame Facility. These efforts to maintain high uptime availability of the Etame Facility and, in turn, the entire Etame field, during the first quarter of 2024. Combining this with focus on individual well and facility chemical injection optimization and facility pipeline pigging adjustments both on frequency of pigging as well as flow path targeting, has increased production through decrease in pipeline internal buildup and resulting drop in pipeline back pressure. This has provided more stable operations resulting in lower downtime. Through the end of 2023 and the first quarter of 2024, this continues to be a focus with positive results in production rates and uptime.

Preventative maintenance activities on facilities and facility equipment remained at scheduled levels. Equipment reliability and availability remain at high levels. The actual percentages of corrective maintenance performed versus preventative maintenance performed remain well within VAALCO and industry best practice standards.

Egypt

We have deferred 2024 drilling to work up a robust drilling program which is expected to commence in late 2024. We are in the process of contracting a second workover rig to supplement the current workover rig, which will allow us to substantially slow any decline until the 2024/25 drilling program starts.

We completed the K-81 recompletion at the start of the first quarter which was a carry-over from our 2023 drilling activity. The EA-55 well, drilled in October 2023, was completed and put online in January 2024. Three workover recompletions have been performed on H-22, K-65-ST1 and K-85. Both H-22 and K-65 ST1 had sanding issues and may need sand screens fitted to achieve peak production; whereas K-85 has come on with very strong production. The OGS-10 workover rig is currently working on the fourth workover well K-84. With the low cost of workover under $0.2 million the well economics are proving to be very good.

A summary of the Egyptian workover campaign's impact in the quarter ended March 31, 2024 is presented below:

VAALCO Egypt 2024 Workover Wells
Well	Workover date	Type	Completion Zone	Perforation Interval (ft)	IP-30 Rate (BOPD)
K-81	1-Jan-24	Recompletion	Asl-D	13.1	154
EA-55	10-Jan-24	Frac & Complete	Redbed	Hydraulic Frac	143
H-22	7-Feb-24	Recompletion	Yusr-A	9.8	82
K-65_ST1	14-Feb-24	Recompletion	Asl-D	13.1	43*
K-85	16-Mar-24	Recompletion	Asl-D	13.1	420
K-84	21-Mar-24 Under WO	Recompletion	Asl-G	16.4	In Progress

Canada

The 2024 drilling campaign commenced in January 2024 with the drilling of 9-12-30-4W5, was spud on January 17, 2024. Our four planned wells in the north of the license have since been drilled. The first well was drilled to a total depth of 22,732 feet. The second well of the program, 10-12-30-4W5, was spud on February 9, 2024, and drilled to a total depth of 21,736 feet. The third well on the program, 11-12-30-4W5 was spud on February 23, 2024, and drilled to a total depth of 21,624 feet.  The fourth well on the program was spud on March 9, 2024 and drilled to a total depth of 20,669 feet.  The drilling rig was released on March 24, 2024.  Completion of the wells was initiated in late March, and will be completed in April, followed by equipping and tie-in, with first production forecast to be in May 2024.

ACTIVITIES BY ASSET

Gabon

Offshore – Etame Marin Block

Development and Production

We operate the Etame Marin Block on behalf of a consortium of companies. As of March 31, 2024, production operations in the Etame Marin block included fifteen platform wells, plus two subsea wells tied back by pipelines to deliver crude oil and associated natural gas through a riser system to allow for delivery and processing at the Etame platform. From the Etame platform, the crude oil is pumped through a riser system to the FSO where it is stored and ultimately offloaded. The leased FSO is anchored to the seabed on the block. The Etame field currently has a combined total of seventeen producing wells. During the three months ended March 31, 2024 and 2023, production from the block was 1,437 million barrels ("MBbls") (735 MBbls, net) and 1,603 MBbls (820 MBbls, net), respectively, as discussed below in “Results of Operations”.

Egypt

In Egypt, our interests are spread across two regions: the Eastern Desert, which contains the West Gharib, West Bakr and North West Gharib merged concessions, and the Western Desert, which contains the South Ghazalat concession. Both of our Egyptian blocks are production sharing contracts ("PSC") among the Egyptian General Petroleum Corporation (“EGPC”), the Egyptian government and us. We have an equal ownership interest, with EGPC owning the other portion, in the joint venture that has a 100% working interest in both PSCs. During the three months ended March 31, 2024 and 2023, production from the Eastern Desert was 950  MBbls (641 MBbls, net) and 903 MBbls (616 MBbls, net), respectively, as discussed below in “Results of Operations.”

Canada

In Harmattan, Canada, we own production and working interests in the Cardium light oil and Mannville liquids-rich gas assets. This property produces oil and associated natural gas from the Cardium zone and liquids-rich natural gas from zones in the Lower Mannville and Rock Creek formations at vertical depths of 2,000 to 2,600 meters. All gas is delivered to a third party non-operated gas plant for processing. During the three months ended March 31, 2024 and 2023, production from our Canadian assets was 215 MBoe to our working interest (180 MBoe, net) and 239 MBoe (211 MBoe, net), respectively, as discussed below in "Results of Operations".

Equatorial Guinea

As of March 31, 2024, we had $10.0 million recorded for the book value of the undeveloped leasehold costs associated with the Block P license. In February of 2023, we acquired an additional 14.1% participating interest, increasing VAALCO’s participating interest in the Block to 60.0%. This increase of 14.1% participating interest increases our future payment to GEPetrol to $6.8 million at first commercial production of the Block. In March 2023, Atlas voted to participate in the Venus Development. Amendment 5 of the PSC was approved by all parties in March 2023 with this updated participating interest, and execution of the Venus development plan has been initiated. VAALCO, as operator, is in the process of working through the project charter and timing of key milestones. In March 2024, all partners signed the final documents, and the Government of Equatorial Guinea has approved the Joint Operating Agreement (“JOA”) related to the previously approved Venus-Block P plan of development.

The Block P PSC provides for a development and production period of 25 years from the date of approval of a development and production plan for the area associated with the Venus development. The PSC also includes the portions of Block P not associated with the Block P - Venus development.

CAPITAL RESOURCES AND LIQUIDITY

Cash Flows

Our cash flows for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,
	2024	2023	Increase (Decrease) in 2024 over 2023
	(in thousands)
Net cash provided by operating activities before changes in operating assets and liabilities	$33,785	$32,803	$982
Net change in operating assets and liabilities	(11,953)	9,203	(21,156)
Net cash provided by (used in) operating activities	21,832	42,006	(20,174)

Net cash provided by (used in) investing activities	(16,618)	(27,700)	11,082

Net cash provided by (used in) in financing activities	(14,455)	(13,539)	(916)
Effects of exchange rate changes on cash	(208)	(309)	101
Net change in cash, cash equivalents and restricted cash	$(9,449)	$458	$(9,907)

The $20.2 million decrease in net cash provided by operating activities during the three months ended March 31, 2024  compared to the three months ended March 31, 2023, was driven primarily by changes in operating assets and liabilities during the period. The net decrease in changes provided by operating assets and liabilities of $21.2 million for the three months ended March 31, 2024 compared to the same period of 2023 was related to a decrease in trade receivable and receivables accounts with joint venture owners (collectively $41.0 million). Partially offsetting these changes were increases in cash provided on changes in Egypt receivables and other, net and crude oil inventory, as well as a decrease in cash used on foreign income taxes payable (collectively positive $22.4 million).

The $11.1 million decrease in net cash used in investing activities during the three months ended March 31, 2024 was due to capital spending costs associated with the development drilling programs in Egypt and Canada not exceeding prior year expenditures along with reduced current year expenditures for Gabon. For the three months ended March 31, 2023, cash used in investing activities was due to the Etame field reconfiguration and other items to support the 2021/2022 drilling campaign.

Net cash used in financing activities during the three months ended March 31, 2024 included $6.5 million for dividend distributions, $6.4 million for treasury stock repurchases made under our stock repurchase plan or as a result of tax withholding on options exercised and on vested restricted stock, and $2.1 million of principal payments on our finance leases partially offset by $0.5 million in proceeds from options exercised. For the three months ended March 31, 2023, cash used in financing activities included $6.7 million for dividend distributions, $5.4 million for treasury stock repurchased under our stock repurchase plan, and $1.7 million of principal payments on our finance leases partially offset by $0.3 million in proceeds from options exercised.

Capital Expenditures

For the three months ended March 31, 2024 we had accrual basis capital expenditures of $24.0 million compared to $25.4 million accrual basis capital expenditures for the same period in 2023. For the three months ended March 31, 2024, our cash spending primarily related to the new wells drilled as part of the drilling campaign in Canada. During the same period in 2023, our cash spending primarily related to the payments for the 2023 drilling campaigns in both Egypt and Canada.

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

Due to the inherent volatility in crude oil prices, we use commodity derivative instruments such as swaps to hedge price risk associated with a portion of our anticipated crude oil production. These instruments allow us to reduce, but not eliminate, the potential effects of variability in cash flow from operations due to fluctuations in commodity prices. The instruments provide only partial protection against declines in crude oil prices and may limit our potential gains from future increases in prices. None of these instruments are used for trading purposes. We do not speculate on commodity prices but rather attempt to hedge physical production by individual hydrocarbon product in order to protect returns. The counterparty to our derivative swap transactions was a major oil company’s trading subsidiary, and our costless collars are with Glencore. We have not designated any of our derivative contracts as fair value or cash flow hedges. The changes in fair value of the contracts are included in the unaudited condensed consolidated statements of operations and other comprehensive income (loss). We record such derivative instruments as assets or liabilities in the unaudited condensed consolidated balance sheet.

Cash on Hand

At March 31, 2024, we had unrestricted cash of $113.3 million. We invest cash not required for immediate operational and capital expenditure needs in short-term money market instruments primarily with financial institutions where we determine our credit exposure is negligible. As operator of the Etame Marin block in Gabon, we enter into project-related activities on behalf of our working interest joint venture owners. We generally obtain advances from joint venture owners prior to significant funding commitments. Our cash on hand will be utilized, along with cash generated from operations, to fund our operations.

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

Capital Resources, Liquidity and Cash Requirements

Our primary source of liquidity has been cash flows from operations and our primary use of cash has been to fund capital expenditures for development activities in Gabon, Egypt and Canada. We continually monitor the availability of capital resources, including equity and debt financings that could be utilized to meet our future financial obligations, planned capital expenditure activities and liquidity requirements including those to fund opportunistic acquisitions. Our future success in growing proved reserves, production and balancing the long-term development of our assets with a focus on generating attractive corporate-level returns will be highly dependent on the capital resources available to us.

Based on current expectations, we believe we have sufficient liquidity through our existing cash balances and cash flow from operations, including the addition of our Egypt and Canada segments, to support our current cash requirements, including the FSO charter, drilling programs, as well as transaction expenses and capital and operational costs associated with our business segments' operations. However, our ability to generate sufficient cash flow from operations or fund any potential future acquisitions, consortiums, joint ventures or pay dividends or other similar transactions depends on operating and economic conditions, some of which are beyond our control. If additional capital is needed, we may not be able to obtain debt or equity financing on terms favorable to us, or at all. We are continuing to evaluate all uses of cash, including opportunistic acquisitions, and whether to pursue growth opportunities and whether such growth opportunities, additional sources of liquidity, including equity and/or debt financings, are appropriate to fund any such growth opportunities.

Merged Concession Agreement

For information on the Merged Concession Agreement, see Note 10 to the Condensed Consolidated Financial Statements.

RBL Facility Agreement and Available Credit

For information on our RBL Facility Agreement and Available Credit, see Note 11 to the Condensed Consolidated Financial Statements.

Cash Requirements

Our material cash requirements generally consist of finance leases, operating leases, purchase obligations, capital projects and 3D seismic processing, dividend payments, merged concession agreement, future lease payments and abandonment funding, each of which is discussed in further detail below.

Completed Acquisition - On February 29, 2024, we entered into a Share Purchase Agreement to purchase all of the issued shares in the capital of Svenska for $66.5 million in cash, subject to adjustment as described in the Share Purchase Agreement. The acquisition closed on April 30, 2024 after certain necessary regulatory approvals were obtained. Pursuant to the Share Purchase Agreement, we acquired Svenska’s primary asset: a 27.39% non-operated working interest in the deepwater producing Baobab field in Block CI-40, offshore Cote d’Ivoire in West Africa. We also acquired a 21.05% non-operated working interest in OML 145, a non-producing discovery located offshore of Nigeria that is not expected to be developed at this time.  The purchase price was funded by a combination of a dividend of cash on Svenska’s balance sheet to the seller immediately prior to the consummation of the acquisition and $40.2 million of VAALCO’s cash-on-hand.

Abandonment Funding - Under the terms of the Etame PSC, we have a cash funding arrangement for the eventual abandonment of all offshore wells, platforms and facilities on the Etame Marin block. As a result of the PSC Extension, annual funding payments are spread over the periods from 2018 through 2028, under the applicable abandonment study. The amounts paid will be reimbursed through the Cost Account and are non-refundable. At March 31, 2024, the balance of the abandonment fund was $10.7 million ($6.3 million, net to VAALCO) on an undiscounted basis. The annual payments will be adjusted based on revisions in the abandonment estimate. This cash funding is reflected under “Other noncurrent assets” in the “Abandonment funding” line item of the unaudited condensed consolidated balance sheets. Future changes to the anticipated abandonment cost estimate could change the asset retirement obligation and the amount of future abandonment funding payments.

Leases - We are a party to several operating and financing lease arrangements, including operating leases for the corporate office, a drilling rig, rental of marine vessels and a helicopter, warehouse and storage facilities, equipment and financing lease agreements for the FSO, a marine vessel, generators and turbines used in the operations of the Etame Marin block and for equipment, offices and vehicles used in the operations of Canada and Egypt. The annual costs of these leases are significant to us.

Merged Concession Agreement - On January 20, 2022, prior to the consummation of the Arrangement, TransGlobe announced a fully executed Merged Concession Agreement with EGPC that merged the three existing Eastern Desert concessions with a 15-year primary term and improved economics. As part of the agreement, the Company is required to make annual modernization payments of $10.0 million per year through February 2026. In accordance with the Merged Concession Agreement, we agreed to substitute the 2023 and 2024 payments and issue two $10.0 million credits against receivables owed from EGPC. We will make two further annual equalization payments of $10.0 million each beginning February 1, 2025 until February 1, 2026.

We also have financial work commitments of $50.0 million per each five-year period of the primary development term, commencing on February 1, 2020 for a total of $150 million over the 15 year license contract term. Through March  31, 2022, our financial work commitments have exceeded the five-year minimum $50 million threshold and any excess carries forward to offset against subsequent five-year commitments.

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

For example, shortly after the outbreak of the conflict through the year ended December 31, 2023 and on-going into 2024, we noticed that the lead times associated with obtaining materials to support our operations and drilling activities has lengthened, leading to delays and, in most cases, prices for materials have increased. Management believes the ongoing war between Russia and Ukraine, the Houthis attacks on maritime vessels in the Red Sea region, conflicts in the Middle East and the related impact on the global economy are causing supply chain issues and energy concerns in parts of the global economy, as well as destabilizing impacts on the global oil and natural gas market. In addition, increased inflation, higher interest rates and current turmoil in certain governments are impacting the global supply chain market.

Commodity Prices – Historically, the markets for oil, natural gas and NGLs have been volatile. Oil, natural gas and NGLs prices are subject to wide fluctuations in supply and demand. Our cash flows from operations may be adversely impacted by volatility in crude oil and natural gas prices, a decrease in demand for crude oil, natural gas or NGLs and future production cuts by OPEC+.

ESG and Climate Change Effects – Sustainability matters continue to attract considerable public, regulatory and scientific attention. In particular, we expect continued required reporting attention on climate change issues and emissions of greenhouse gases (“GHG”), including methane (a primary component of natural gas) and carbon dioxide (a byproduct of crude oil and natural gas combustion) and freshwater use. This increased attention to climate change and environmental stewardship coupled with stepped up government incentives around renewable energy sources may result in demand shifts away from crude oil and natural gas products, higher regulatory and compliance costs, additional governmental investigations and private litigation against us. For example, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of GHGs. These efforts have included consideration of cap-and-trade programs, carbon taxes, GHG reporting and tracking programs and regulations that directly limit GHG emissions from certain sources. In addition, institutional investors, proxy advisory firms and other industry participants continue to focus on ESG matters, including climate change. We expect that this heightened focus will continue to drive ESG efforts across our industry and influence investment and voting decisions, which for some investors may lead to less favorable sentiment towards carbon assets and diversion of investment to other industries. Consistent with the increased attention on ESG matters and climate change, we have prioritized and are committed to responsible environmental stewardship by monitoring our adherence to ESG reporting requirements, including establishing and communicating short and long-term goals and targets, furthering the reduction of our carbon footprint and measurement of GHG emissions. Sustainability remains an important topic to us, and we are in the process of developing a multi-year plan to establish and document our progress in achieving goals we set for ourselves across all areas of sustainability.  Our plans will enable us to monitor and improve matters related to ESG and climate change going forward.

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

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies subsequent to December 31, 2023.

NEW ACCOUNTING STANDARDS

See Note 2 to the Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

Net income for the three months ended March 31, 2024 was $ 7.7 million compared to net income of $ 3.5 million for the same period of 2023. See discussion below for changes in revenue and expense.

Crude oil, natural gas and NGL revenues increased $19.8 million, or approximately 24.6%, to $ 100.2 million during the three months ended March 31, 2024 from $ 80.4 million for the same period in the prior year. The revenue increase is attributable to higher volumes sold in Gabon, Egypt and Canada segments partially offset by lower realized sales prices compared to the prior period.

	Three Months Ended March 31,
	2024	2023	Increase/(Decrease)
	(in thousands except per Boe information)
Net crude oil, natural gas and NGLs sales volume (MBoe)	1,490	1,224	266
Average crude oil, natural gas, and NGLs sales price (per Boe)	$66.43	$65.68	$0.75

Net crude oil, natural gas, and NGLs revenue	$100,155	$80,403	$19,752

Operating costs and expenses:
Production expense	32,089	28,200	3,889
Exploration expense	48	8	40
Depreciation, depletion and amortization	25,824	24,417	1,407
Transaction costs related to acquisition	1,313	—	1,313
General and administrative expense	6,710	5,224	1,486
Credit losses and other	1,812	935	877
Total operating costs and expenses	67,796	58,784	9,012
Other operating expense, net	(166)	—	(166)
Operating income	$32,193	$21,619	$10,574

The revenue changes in the three months ended March 31, 2024 compared to the same period in  2023 identified as related to changes in price or volume, are shown in the table below:

(in thousands)
Price	$1,116
Volume	17,459
Other	1,177
$19,752

(1) The price in the table above excludes revenues attributed to carried interests.

The table below shows net production, sales volumes and realized prices for both periods.

	Three Months Ended March 31,
	2024	2023
Net crude oil, natural gas and NGLs production (MBoe)	1,533	1,647
Net crude oil, natural gas, and NGL sales (MBoe)	1,490	1,224

Average realized crude oil, natural gas and NGLs price ($/Boe)	$66.43	$65.68
Average Dated Brent spot price* ($/Bbl)	$83.00	81.07

*Average of daily Dated Brent spot prices posted on the U.S. Energy Information Administration website.

Crude oil, natural gas and NGL revenues:

Gabon

Crude oil sales in Gabon are a function of the number and size of crude oil liftings in each year and thus crude oil sales do not always coincide with volumes produced in any given year. The Company’s Gabon segment contributed $ 57.5 million of revenue to the Company’s total revenue during the three months ended March 31, 2024. This compares to the $ 36.7 million of revenue contributed by the Gabon segment during the three months ended March 31, 2023. The total barrels lifted in Gabon for the three months ended  March 31, 2024 was higher when compared to lifting in the 2023 period. This was compounded by the Gabon per barrel price received during the three months ended March 31, 2024 which was $3.49 more than the price received in 2023. Our share of crude oil inventory, excluding royalty barrels, was approximately 111,871  barrels and 408,543 barrels at March 31, 2024 and 2023, respectively.

Egypt

Crude oil sales in Egypt are either sold to a third party via a cargo lifting or sold directly to the government, EGPC. During the three months ended March 31, 2024, the oil sold in Egypt was through direct sales to EGPC. The Company’s Egypt segment contribute d $37.0 million of revenue to the Company’s total revenue for the quarter. At March 31, 2024, the Company’s Egypt segment had no barrels in oil inventory.

Canada

Crude oil sales in Canada are normally sold through pipelines to a third party. The Company’s Canadian segment contributed $ 5.7 million of revenue to the Company’s total revenue for the quarter.

Production expenses increased $3.9 million, or approximately 13.7%, for the three months ended March 31, 2024 to $32.1 million from $28.2 million for the same period in the prior year. The increase in production expense was primarily driven by higher operating costs. VAALCO has seen inflationary pressure on personnel and contractor costs. In February 2024, the Government in Gabon enacted a new Finance Act which has resulted in an increase to withholding taxes on foreign supplied goods and services. On a per barrel basis, production expense, excluding workover expense and stock compensation expense, for the three months ended March 31, 2024 decreased to $15.71 per barrel from $23.91 per barrel for the three months ended March 31, 2023 primarily as a result of higher sales volumes for the current period.

Exploration expense for the three months ended March 31, 2024  and 2023 was not material to our results.

Depreciation, depletion and amortization costs increased $1.4 million, or approximately 5.7% for the three months ended March 31, 2024 to $25.8 million from $24.4 million for the same period in the prior year. The increase in depreciation, depletion and amortization expense is due to higher depletable costs in Gabon, Egypt, and Canada.

Transaction costs related to acquisition  were $1.3 million for the quarter ended March 31, 2024 and relate to the Svenska Share Purchase Agreement. There were no similar expenses for the quarter ended March 31, 2023.

General and administrative expenses increased $  1.5  million, or 28.8% for the three months ended March 31, 2024 to $ 6.7 million from $ 5.2 million for the same period in the prior year. The increase in general and administrative expenses is primarily professional service fees, salaries and wages, and accounting and legal fees.

Credit losses and other increased by $0.9  million to $1.8 million for the three months ended March 31, 2024 from $0.9 million for the three months ended March 31, 2023. We adopted Accounting Standards Update 2016-13, Financial Instruments—Credit Losses (“ASU 2016-13”) on January 1, 2023. In connection with the adoption of ASU 2016-13, we established an opening balance sheet adjustment related to a receivable from a state sponsored oil refinery where we delivered oil pursuant to the domestic market needs obligation under the Etame PSC. For the three months ended March 31, 2024, no allowance was established related to this receivable as the state sponsored oil refinery made timely payments of the amounts owed to the Company.

Other operating expense, net for each of the three months ended March 31, 2024 and  2023 was not material to our results.

Derivative instruments gain (loss), net is attributable to our swaps and collars as discussed in Note 8 to the Financial Statements. Derivative loss increased by $0.8 million to a loss of $0.8 million for the three months ended March 31, 2024 from no gain or loss during the same period in the prior year. Derivative losses for the three months ended  March 31, 2024 are a result of the increase in the price of Dated Brent crude oil over the initial strike price per barrel of the option over the three months ended   March 31, 2024. Our derivative instruments currently cover a portion of our production through September 2024.

Interest expense, net was $0.9 million for the three months ended March 31, 2024 compared to an expense of $2.2 million during the same period in 2023. The decrease of net interest expense for the three months ended March 31, 2024, primarily results from a decrease in our amortization of debt issue costs and commitment fees incurred on the Facility partially offset by interest income.

Other (expense) income decreased by $0.7 million to an expense of $0.5 million for the three months ended March 31, 2024 from a $1.2 million expense for the three months ended March 31, 2023 . Other (expense) income, net normally consists of foreign currency gains and losses . However, during the three months ended March 31, 2023 there was a $1.4 million expense from a transition period adjustment of the bargain purchase gain related to the Arrangement of transactions costs associated with the TransGlobe acquisition.

Income tax expense (benefit) for the three months ended March 31, 2024 was an expense of $22.2 million. This is comprised of current tax expense of $25.7 million including a $1.6 million adverse oil price adjustment as a result of the change in value of the government of Gabon's allocation of Profit Oil between the time it was produced and the time it was taken in-kind. After excluding this impact, current income taxes were $24.1 million for the period.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

We are exposed to market risk, including the effects of adverse changes in commodity prices, foreign exchange rates and interest rates as described below.

FOREIGN EXCHANGE RISK

Our results of operations and financial condition are affected by currency exchange rates. While crude oil sales are denominated in U.S. dollars, portions of our costs in Gabon are denominated in the local currency (the Central African CFA Franc, or XAF), and our VAT receivable as well as certain liabilities in Gabon are also denominated in XAF. A weakening U.S. dollar will have the effect of increasing costs while a strengthening U.S. dollar will have the effect of reducing costs. For our VAT receivable in Gabon, a strengthening U.S. dollar will have the effect of decreasing the value of this receivable resulting in foreign exchange losses, and vice versa. The Gabon local currency is tied to the Euro. The exchange rate between the Euro and the U.S. dollar has historically fluctuated in response to international political conditions, general economic conditions and other factors beyond our control. As of March 31, 2024, we had net monetary assets of $6.0 million (XAF 3,646.2 million) denominated in XAF. A 10% weakening of the CFA relative to the U.S. dollar would have a $0.6 million reduction in the value of these net assets. For the three months ended March 31, 2024, we had expenditures of approximately $16.7 million (net to VAALCO), denominated in XAF.

Related to our Canadian operations, our currency exchange risk relates primarily to certain cash and cash equivalents, accounts receivable, lease obligations and accounts payable and accrued liabilities denominated in Canadian dollars. We estimate that a 10% decrease in the value of the Canadian dollar against the US dollar would increase the value of the net assets for the three months ended March 31, 2024 by approximately $1.2 million. Conversely, a 10% increase in the value of the Canadian dollar against the US dollar would decrease the value of the net assets for the three months ended March 31, 2024 by approximately $1.5 million.

We are also exposed to foreign currency exchange risk on cash balances denominated in Egyptian pounds. Some collections of accounts receivable from the Egyptian Government are received in Egyptian pounds, and while we are generally able to use the Egyptian pounds received on accounts payable denominated in Egyptian pounds, there remains foreign currency exchange risk exposure on Egyptian pound cash balances. Using month-end cash balances converted at month-end foreign exchange rates at March 31, 2024, we estimate that a 10% increase in the value of the Egyptian pound against the US dollar would increase the cash value for the three months ended March 31, 2024 by $31 thousand. Conversely, a 10% decrease in the value of the Egyptian pound against the US dollar would decrease our US dollar cash value for the three months ended March 31, 2024 by $26 thousand.

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

COMMODITY PRICE RISK

Our major market risk exposure continues to be the prices received for our crude oil, natural gas and NGLs production. Sales prices are primarily driven by the prevailing market prices applicable to our production. Market prices for crude oil, natural gas and NGLs have been volatile and unpredictable in recent years, and this volatility may continue. Sustained low crude oil, natural gas and NGLs prices or a resumption of the decreases in crude oil, natural gas and NGLs prices could have a material adverse effect on our financial condition, the carrying value of our proved reserves, our undeveloped leasehold interests and our ability to borrow funds and to obtain additional capital on attractive terms. If crude oil sales were to remain constant at the most recent quarterly sales volumes of 1,490 MBoe, a $5 per Bbl decrease in crude oil price would be expected to cause a $7.5 million decrease per quarter in revenues and operating income (loss) and a $5.8 million decrease per year in net income (loss).

With respect to our crude oil sales in Gabon, the price received is based on Dated Brent prices plus or minus a differential. If crude oil sales were to remain constant at the most recent annual sales volumes of 669 MBbls, a $5 per Bbl decrease in crude oil price would be expected to cause a $3.3 million decrease per quarter in revenues and operating income (loss) and a $3.0 million decrease per quarter in net income (loss).

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

With respect to our crude oil and NGLs sales in Canada, the prices received is based on NYMEX WTI (west Texas Intermediate) prices plus or minus a differential. Natural gas sales are based on Canadian index price that whose price is based, in part, on the NYMEX Henry Hub Natural Gas futures contracts. If Canadian BOE sales were to remain constant at the most recent yearly sales volumes of 180 MBbls, a $5 per Bbl decrease in crude oil price would be expected to cause a $0.9 million decrease per quarter in revenues and operating income (loss) and a $0.7 million decrease per quarter in net income (loss).

As of March 31, 2024, we had unexpired derivative instruments outstanding covering approximately 435 MBbls of production through September of 2024.

Interest Rate RISK

Changes in market interest rates affect the amount of interest owed on outstanding balances under our Facility. However, as of March 31, 2024 we had no amounts drawn under the facility. The commitment fees on the undrawn availability under the Facility are not subject to changes in interest rates. Additionally, changes in market interest rates could impact interest costs associated with any future debt issuances.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The evaluation was performed with the participation of senior management, under the supervision of the principal executive officer and principal financial officer. Based on their evaluation as of March 31, 2024, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For a discussion of our potential risks and uncertainties, see the information in Item 1A. “Risk Factors” in our 2023 Form 10-K. Except as set forth below, there have been no material changes in our risk factors from those described in our 2023 Form 10-K.

We have limited control over the assets we do not operate.

We have limited control over matters relating to development and exploitation activities, including the timing of and capital expenditures for such activities and compliance with environmental, safety, and other standards, of assets where we are not the operator. The operator and our fellow non-operating owners of these properties may act in ways that are not in our best interest. Additionally, we are dependent on the operator and our fellow non-operating owners of such projects to fund their contractual share of the capital expenditures of such projects. Our dependence on the operator and such parties could have a material adverse effect on our business, results of operations or financial condition.

There are no assurances that we will be able to extend the Block CI-40 Petroleum Production Sharing Contract (“Block CI-40 PSC”).

The Block CI-40 PSC expires in April 2028. The Block CI-40 PSC can be extended by 10 years so long as certain conditions are met. Negotiations to extend the Block CI-40 PSC began in January 2024, led by the operator, CNR International (Côte d'Ivoire) S.A.R.L (the “operator”), with the Director General of Hydrocarbons and the Government of the Côte d’Ivoire. Any extension is subject to approval of the Council of Ministers and formal approval by presidential decree. There can be no assurance that an extension will be approved or that any extension’s terms will not contain terms less favorable than our present arrangement. If the Block CI-40 PSC expires, our results of operations would be adversely affected.

The floating, production, storage and offloading vessel (the “FPSO”) in Côte d'Ivoire is scheduled to come offline for scheduled maintenance in January 2025. Our results will be adversely affected until the FPSO is returned to service which may be a time later than we expect.

As an offshore asset, we, along with the operator and contractors of the Block CI-40 PSC, depend on the FPSO to store the crude oil produced prior to sale to customers. The FPSO contract expires in December 2025. The FPSO is expected to be non-operational beginning on or around January 2025, during which time it will be put on dry dock and undergo maintenance. The FPSO is expected to return to service in 2026. During this time, production relating to the Block CI-40 PSC will be halted and we will receive no revenues from the Block CI-40 PSC.  Additionally, there can be no assurance that the FPSO will return to service in the expected timeframe or that the costs of returning it to service will not be more than expected, and in either such case our results would be adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sale of Equity Securities

There were no sales of unregistered securities during the quarter ended March 31, 2024 that were not previously reported on a Current Report on Form 8-K.

Issuer Repurchases of Common Stock

On November 1, 2022, we announced that our board of directors formally ratified and approved the share buyback program ("the Plan") that was announced on August 8, 2022 in conjunction with our business combination with TransGlobe. The board of directors also directed management to implement the Plan to facilitate share purchases through open market purchases, privately negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Exchange Act. The Plan provides for an aggregate purchase of currently outstanding common stock up to $30 million over up to 20 months. Payment for shares repurchased under the share buyback program were funded using our cash on hand and cash flow from operations. The share buyback program was completed March 12, 2024.

The following table represents details of the various repurchases under the Plan during the quarter ended March 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Amount that May Yet Be Used to Purchase Shares Under the Program
January 1, 2024 - January 31, 2024	446,366	$4.48	446,366	$3,516,205
February 1, 2024 - February 29, 2024	474,100	$4.22	474,100	$1,516,630
March 1, 2024 - March 12, 2024	347,137	$4.33	347,137	$3,773
Total	1,267,603		1,267,603

 ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act)

ITEM 6. EXHIBITS

(a) Exhibits

2.1*	Share Purchase Agreement, dated February 29, 2024, by and between VAALCO Energy (Holdings), Inc., Petroswede AB (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 29, 2024 and incorporated herein by reference).
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

10.1(a)	Amended and Restated Executive Employment, effective April 18, 2024, by and between VAALCO Energy, Inc. and Thor Pruckl.
10.2(a)	Executive Employment, effective January 18, 2024, by and between VAALCO Energy, Inc. and Matthew Powers.
31.1(a)	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.
31.2(a)	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.
32.1(b)	Sarbanes-Oxley Section 906 certification of Principal Executive Officer.
32.2(b)	Sarbanes-Oxley Section 906 certification of Principal Financial Officer.
101.INS(a)	Inline XBRL Instance Document.
101.SCH(a)	Inline XBRL Taxonomy Schema Document.
101.CAL(a)	Inline XBRL Calculation Linkbase Document.
101.DEF(a)	Inline XBRL Definition Linkbase Document.
101.LAB(a)	Inline XBRL Label Linkbase Document.
101.PRE(a)	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).

(a) Filed herewith

(b) Furnished herewith

* Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K, and portions of this exhibit have been redacted in compliance with Item 601(b)(2) and Item 601(a)(6) of Regulation S-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VAALCO ENERGY, INC.

(Registrant)

By	:	/s/ Ronald Bain
Ronald Bain
Chief Financial Officer (Principal Financial Officer)

Dated: May 8, 2024