Form 10-Q
period 2024-06-30
VAALCO ENERGY INC /DE/
filed 2024-08-09
CIK 894627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 5, 2024, there were outstanding 103,743,163 shares of common stock, $0.10 par value per share, of the registrant.

VAALCO ENERGY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	As of June 30, 2024	As of December 31, 2023
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$62,890	$121,001
Restricted cash	139	114
Receivables:
Trade, net of allowances for credit loss and other of $0.2 and $0.5 million, respectively	64,934	44,888
Accounts with joint venture owners, net of allowance for credit losses of $0.8 and $0.8 million, respectively	721	1,814
Egypt receivables and other, net of allowances for credit loss and other of $11.2 and $4.6 million, respectively	41,903	45,942
Crude oil inventory	7,311	1,948
Prepayments and other	16,889	12,434
Total current assets	194,787	228,141

Crude oil, natural gas and NGLs properties and equipment, net	548,415	459,786
Other noncurrent assets:
Restricted cash	8,788	1,795
Value added tax and other receivables, net of allowances for credit loss and other of $0.0 and $0.0 million, respectively	6,109	4,214
Right of use operating lease assets	580	2,378
Right of use finance lease assets	86,342	89,962
Deferred tax assets	64,859	29,242
Abandonment funding	6,268	6,268
Other long-term assets	1,216	1,430
Total assets	$917,364	$823,216
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$22,605	$22,152
Accounts with joint venture owners	896	5,990
Accrued liabilities and other	115,386	67,597
Operating lease liabilities - current portion	574	2,396
Finance lease liabilities - current portion	11,751	10,079
Foreign income taxes payable	12,361	19,261
Total current liabilities	163,573	127,475
Asset retirement obligations	65,373	47,343
Operating lease liabilities - net of current portion	—	33
Finance lease liabilities - net of current portion	74,388	78,293
Deferred tax liabilities	111,535	73,581
Other long-term liabilities	8,847	17,709
Total liabilities	423,716	344,434
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, $25 par value; 500,000 shares authorized, none issued	—	—
Common stock, $0.10 par value; 160,000,000 shares authorized, 122,304,124 and 121,397,553 shares issued, 103,743,163 and 104,346,233 shares outstanding, respectively	12,230	12,140
Additional paid-in capital	359,803	357,498
Accumulated other comprehensive income	(642)	2,880
Less treasury stock, 18,560,961 and 17,051,320 shares, respectively, at cost	(78,024)	(71,222)
Retained earnings	200,281	177,486
Total shareholders' equity	493,648	478,782
Total liabilities and shareholders' equity	$917,364	$823,216

See notes to condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except per share amounts)
Revenues:
Crude oil, natural gas and natural gas liquids sales	$116,778	$109,240	$216,933	$189,643
Operating costs and expenses:
Production expense	52,446	38,604	84,535	66,804
FPSO demobilization and other costs	—	5,647	—	5,647
Exploration expense	—	57	48	65
Depreciation, depletion and amortization	33,132	38,003	58,956	62,420
General and administrative expense	7,591	5,395	14,301	10,619
Credit losses and other	3,341	680	5,153	1,615
Total operating costs and expenses	96,510	88,386	162,993	147,170
Other operating income (expense), net	132	(303)	(34)	(303)
Operating income	20,400	20,551	53,906	42,170
Other income (expense):
Derivative instruments gain (loss), net	257	31	(590)	52
Interest expense, net	(1,117)	(1,703)	(2,052)	(3,949)
Bargain purchase gain	19,898	—	19,898	—
Other income (expense), net	(1,984)	(539)	(3,784)	(1,692)
Total other expense, net	17,054	(2,211)	13,472	(5,589)
Income before income taxes	37,454	18,340	67,378	36,581
Income tax expense	9,303	11,588	31,541	26,359
Net income	$28,151	$6,752	$35,837	$10,222
Other comprehensive income (loss)
Currency translation adjustments	(1,068)	2,006	(3,522)	1,881
Comprehensive income	$27,083	$8,758	$32,315	$12,103

Basic net income per share:
Net income per share	$0.27	$0.06	$0.34	$0.10
Basic weighted average shares outstanding	103,528	106,965	103,594	107,175
Diluted net income per share:
Net income per share	$0.27	$0.06	$0.34	$0.09
Diluted weighted average shares outstanding	103,676	107,613	103,677	108,050

See notes to condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Common Shares Issued	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total
	(in thousands)
Balance at January 1, 2024	121,398	(17,051)	$12,140	$357,498	$2,880	$(71,222)	$177,486	$478,782
Shares issued - stock-based compensation	543	—	54	393	—	—	—	447
Stock-based compensation expense	—	—	—	936	—	—	—	936
Treasury stock	—	(1,434)	—	—	—	(6,344)	—	(6,344)
Dividend distributions	—	—	—	—	—	—	(6,463)	(6,463)
Other comprehensive loss	—	—	—	—	(2,454)	—	—	(2,454)
Net income	—	—	—	—	—	—	7,686	7,686
Balance at March 31, 2024	121,941	(18,485)	$12,194	$358,827	$426	$(77,566)	$178,709	$472,590
Shares issued - stock-based compensation	364	—	36	(36)	—	—	—	—
Stock-based compensation expense	—	—	—	1,012	—	—	—	1,012
Treasury stock	—	(76)	—	—	—	(458)	—	(458)
Dividend distributions	—	—	—	—	—	—	(6,579)	(6,579)
Other comprehensive loss	—	—	—	—	(1,068)	—	—	(1,068)
Net income	—	—	—	—	—	—	28,151	28,151
Balance at June 30, 2024	122,305	(18,561)	$12,230	$359,803	$(642)	$(78,024)	$200,281	$493,648

	Common Shares Issued	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total
	(in thousands)
Balance at January 1, 2023	119,483	(11,630)	$11,948	$353,606	$1,179	$(47,652)	$147,024	$466,105
Shares issued - stock-based compensation	633	(187)	64	210	—	—	—	274
Stock-based compensation expense	—	—	—	683	—	—	—	683
Treasury stock	—	(981)	—	—	—	(5,377)	—	(5,377)
Dividend distributions	—	—	—	—	—	—	(6,735)	(6,735)
Cumulative effect of adjustment upon adoption of ASU 2016-13 on January 1, 2023	—	—	—	—	—	—	(3,120)	(3,120)
Other comprehensive loss	—	—	—	—	(125)	—	—	(125)
Net income	—	—	—	—	—	—	3,470	3,470
Balance at March 31, 2023	120,116	(12,798)	$12,012	$354,499	$1,054	$(53,029)	$140,639	$455,175
Shares issued - stock-based compensation	1,090	(249)	109	(1)	—	—	—	108
Stock-based compensation expense	—	—	—	708	—	—	—	708
Treasury stock	—	(1,161)	—	—	—	(6,026)	—	(6,026)
Dividend Distribution	—	—	—	—	—	—	(6,717)	(6,717)
Other comprehensive loss	—	—	—	—	2,006	—	—	2,006
Net income	—	—	—	—	—	—	6,752	6,752
Balance at June 30, 2023	121,206	(14,208)	$12,121	$355,206	$3,060	$(59,055)	$140,674	$452,006

See notes to condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2024	2023
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$35,837	$10,222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	58,956	62,420
Bargain purchase gain	(19,898)	1,412
Deferred taxes	(7,407)	1,618
Unrealized foreign exchange loss	(196)	313
Stock-based compensation	1,883	1,254
Cash settlements paid on exercised stock appreciation rights	(154)	(233)
Derivative instruments (gain) loss, net	590	(52)
Cash settlements paid on matured derivative contracts, net	(33)	(63)
Cash settlements paid on asset retirement obligations	(82)	(374)
Credit losses and other	5,474	1,615
Other operating loss, net	34	62
Operational expenses associated with equipment and other	1,029	(1,196)
Change in operating assets and liabilities:
Trade, net	(20,046)	(5,208)
Accounts with joint venture owners, net	(4,603)	21,746
Egypt receivables and other, net	32	(1,868)
Crude oil inventory	9,618	(7,465)
Prepayments and other	(3,829)	(69)
Value added tax and other receivables	(2,007)	(2,302)
Other long-term assets	699	1,508
Accounts payable	(727)	(10,897)
Foreign income taxes receivable/(payable)	(6,563)	15,344
Deferred tax liability	—	(3,081)
Accrued liabilities and other	(27,213)	(7,137)
Net cash provided by (used in) operating activities	21,394	77,569
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(49,099)	(54,832)
Cash paid in business combination, net of cash acquired	412	—
Net cash provided by (used in) investing activities	(48,687)	(54,832)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuances of common stock	447	382
Dividend distribution	(13,042)	(13,452)
Treasury shares	(6,802)	(11,403)
Deferred financing costs	(1)	(30)
Payments of finance lease	(4,169)	(3,379)
Net cash provided by (used in) in financing activities	(23,567)	(27,882)
Effects of exchange rate changes on cash	(233)	(285)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(51,093)	(5,430)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	129,178	59,776
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$78,085	$54,346

See notes to condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTAL DISCLOSURES (Unaudited)

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$3,848	$5,177
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment additions incurred but not paid at end of period	$12,351	$26,746
Recognition of right-of-use finance lease assets and liabilities	$—	$3,273

See notes to condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND ACCOUNTING POLICIES

VAALCO Energy, Inc. (together with its consolidated subsidiaries “we”, “us”, “our”, “VAALCO” or the “Company”) is a Houston, Texas-based independent energy company engaged in the acquisition, exploration, development and production of crude oil, natural gas and NGLs properties. As operator, the Company has production operations and conducts exploration activities in Gabon and Canada and hold interests in two production sharing contracts ( “PSCs”) in Egypt and holds a non-operator interest in Cote d’Ivoire. The Company has opportunities to participate in development and exploration activities in Equatorial Guinea, West Africa.

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

The following table provides an analysis of the change of the aggregate credit loss allowance and other allowances.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Allowance for credit losses and other
Balance at beginning of period	$(7,829)	$(12,832)	$(6,029)	$(8,704)
Credit loss charges and other, net of receipts	(3,341)	(680)	(5,153)	(1,615)
Cumulative effect of adjustment upon adoption of ASU 2016-13 on January 1, 2023	—	—	—	(3,120)
Foreign currency gain (loss)	(1,434)	(7)	(1,422)	(80)
Balance at end of period	$(12,604)	$(13,519)	$(12,604)	$(13,519)

Fair value of financial instruments

		As of June 30, 2024
	Balance Sheet Line	Level 1	Level 2	Level 3	Total
		(in thousands)
Assets
Derivative asset	Prepayments and other	$—	$—	$—	$—
		$—	$—	$—	$—
Liabilities
Derivative liability	Accrued liabilities and other	$—	$155	$—	$155
		$—	$155	$—	$155

`		As of December 31, 2023
	Balance Sheet Line	Level 1	Level 2	Level 3	Total
		(in thousands)
Assets
Derivative asset	Prepayments and other	$—	$403	$—	$403
		$—	$403	$—	$403
Liabilities
SARs liability	Accrued liabilities and other	$—	$163	$—	$163
		$—	$163	$—	$163

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

3. ACQUISITION

On February 29, 2024, the Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) to purchase all of the issued shares in the capital of Svenska Petroleum Exploration Aktiebolag, a company incorporated in Sweden (“Svenska”) for $66.5 million in cash (the “Purchase Price”), subject to certain adjustment as described in the Share Purchase Agreement. The Company subsequently closed its acquisition of Svenska for the net purchase price of $40.2 million, on April 30, 2024 after certain regulatory and government approvals were received.  The Purchase Price was funded with $40.2 million of VAALCO’s cash-on-hand. Cash acquired in the business combination included $31.8 million of cash and cash equivalents as well as restricted cash of $8.8 million which nets to $0.4 million cash received on the business combination as disclosed within the Condensed Consolidated Statements of Cash Flows.

April 30, 2024
(in thousands)
Purchase Consideration
Cash	$40,166
Total purchase consideration	$40,166

April 30, 2024
(in thousands)
Assets acquired:
Cash and cash equivalents	$31,789
Other receivables, net	830
Crude oil inventory	14,981
Prepayments and other	409
Crude oil, natural gas and NGLs properties and equipment, net	100,188
Restricted cash	8,788
Other LT receivables	33
Deferred tax asset	28,153
Total assets acquired	185,172
Liabilities assumed:
Accounts payable	(2,506)
State oil liability	(19,447)
Accrued tax settlement	(8,788)
Accrued accounts payable invoices	(21,692)
Accrued liabilities and other	(19,083)
Asset retirement obligations	(15,694)
Deferred tax liability	(37,897)
Total liabilities acquired	(125,107)
Bargain purchase gain	(19,898)
Total purchase price	$40,166

All assets and liabilities associated with Svenska’s interest in the producing Baobab field as well as the non-producing discovery located offshore of Nigeria, including crude oil and natural gas properties, asset retirement obligations and working capital items, were recorded at their estimated fair value. The Company used estimated future crude oil prices as of the closing date, April 30, 2024, to apply to the estimated reserve quantities acquired and market participant assumptions to the estimated future operating and development costs to arrive at the estimates of future net revenues. The future net revenues were discounted using the Company’s weighted average cost of capital to determine the fair value at closing. The valuations to derive the purchase price included the use of both proved and unproved categories of reserves, expectation for timing and amount of future development and operating costs, projections of future rates of production, expected recovery rates, and risk adjusted discount rates. Other estimates were used by the Company to determine the fair value of certain assets and liabilities. The fair value of the acquired identifiable assets and liabilities is provisional pending the final valuations for Crude oil, natural gas and NGLs properties and equipment, net, Asset retirement obligations, Accrued liabilities and other and Deferred tax assets and liabilities. Svenska is subject to the legal and regulatory requirements, including but not limited to those related to environmental matters and taxation, in each of the jurisdictions in countries in which it operates. VAALCO has conducted a preliminary assessment of liabilities arising from these matters in each of these jurisdictions and has recognized provisional amounts in its initial accounting for the acquisition of Svenska for all identified liabilities in accordance with the requirements of ASC Topic 805. However, VAALCO is continuing its review of these matters during the measurement period, and if new information obtained about facts and circumstances that existed at the acquisition date identifies adjustments to the assets and liabilities initially recognized, as well as any additional assets and liabilities that existed at the acquisition date, the acquisition accounting will be revised to reflect the resulting adjustments to the provisional amounts initially recognized. As a result of comparing the purchase price to the fair value of the assets acquired and liabilities assumed a $19.9 million bargain purchase gain was recognized. A bargain purchase gain of $19.9 million is included in “ Other, net ” under “ Other income (expense)” in the condensed consolidated statements of operations. An income tax expense of $37.8 million, related to the bargain purchase gain, is also included in the condensed consolidated statements of operations. The bargain purchase gain is primarily attributable to a stronger forward pricing curve for oil reserves than was used for the purposes of calculating the price paid for the business.

Post-Acquisition Operating Results. The table below summarizes amounts contributed by the Cote d’Ivoire assets acquired in the acquisition of Svenska to the Company's consolidated results for the period from April 30, 2024 through June 30, 2024.

April 30, 2024 through June 30, 2024
(in thousands)

Crude oil, natural gas and natural gas liquids sales	$17,240

Net loss	$(2,921)

The unaudited pro forma results presented below have been prepared to give the effect to the acquisition of Svenska discussed above on the Company’s results of operations for three and six months ended June 30, 2024 and 2023, as if the acquisition had been consummated on January 1, 2023. The unaudited pro forma results do not purport to represent what the Company’s actual results operations would have been if the acquisition of Svenska had been completed on such date or to project the Company’s results of operations for any future date or period.

	Three Months Ended June 30,			Six Months Ended June 30,
	2024		2023	2024	2023
	(in thousands)			(in thousands)
Pro forma (unaudited)
Crude oil, natural gas and natural gas liquids sales	$116,778		$158,631	$248,458	$269,547
Operating income	(7,336)		53,476	38,091	84,836
Net income (loss)	(5,842)	(a)	23,668	9,316	32,182

Basic net income (loss) per share:
Income (loss) from continuing operations	$(5,842)		$23,668	$9,316	$32,182
Net income (loss) per share	$(0.06)		$0.22	$0.09	$0.30
Basic weighted average shares outstanding	103,528		106,965	103,594	107,175
Diluted net income (loss) per share:
Income (loss) from continuing operations	$(5,842)		$23,668	$9,316	$32,182
Net income (loss) per share	$(0.06)		$0.22	$0.09	$0.30
Diluted weighted average shares outstanding	103,676		107,613	103,677	108,050

(a) The unaudited pro forma net income for the three and six months ended June 30, 2024 excludes a nonrecurring pro forma adjustment directly attributable to the Svenska Acquisition, consisting of a bargain purchase gain of $19.9 million.

4. SEGMENT INFORMATION

The Company’s operations are based in Gabon, Egypt, Canada, Equatorial Guinea and Cote d'Ivoire. Each of the reportable operating segments are organized and managed based upon geographic location. The Company’s Chief Executive Officer, who is the chief operating decision maker, evaluates the operation of each geographic segment separately, primarily based on Operating income (loss). The operations of all segments include exploration for and production of hydrocarbons where commercial reserves have been found and developed. Revenues are based on the location of hydrocarbon production. Corporate and other is primarily corporate and operations support costs that are not allocated to the reportable operating segments.

Segment activity of continuing operations for the three and six months ended June 30, 2024 and 2023 as well as long-lived assets and segment assets at June 30, 2024 and December 31, 2023 are as follows:

	Three Months Ended June 30, 2024
(in thousands)	Gabon	Egypt	Canada	Equatorial Guinea	Cote d'Ivoire	Corporate and Other	Total
Revenues:
Crude oil, natural gas and natural gas liquids sales	$53,674	$35,481	$10,383	$—	$17,240	$—	$116,778
Operating costs and expenses:
Production expense	18,486	13,424	3,359	272	16,905	—	52,446
Exploration expense	—	—	—	—	—	—	—
Depreciation, depletion and amortization	13,344	8,416	5,294	—	6,049	29	33,132
General and administrative expense	319	207	(127)	93	124	6,975	7,591
Credit losses and other	—	3,178	—	163	—	—	3,341
Total operating costs and expenses	32,149	25,225	8,526	528	23,078	7,004	96,510
Other operating income (expense), net	132	—	—	—	—	—	132
Operating income	21,657	10,256	1,857	(528)	(5,838)	(7,004)	20,400
Other income (expense):
Derivative instruments loss, net	—	—	—	—	—	257	257
Interest (expense) income, net	(1,158)	(350)	14	—	(1,540)	1,917	(1,117)
Bargain purchase gain	—	—	—	—	—	19,898	19,898
Other (expense) income, net	(137)	—	5	3	(301)	(1,554)	(1,984)
Total other expense, net	(1,295)	(350)	19	3	(1,841)	20,519	17,054
Income (loss) before income taxes	20,362	9,906	1,876	(525)	(7,679)	13,515	37,454
Income tax (benefit) expense	9,731	8,749	—	—	(3,050)	(6,127)	9,303
Net income (loss)	$10,631	$1,157	$1,876	$(525)	$(4,630)	$19,642	$28,151
Consolidated capital expenditures	$5,102	$1,868	$7,155	$—	$7,152	$1,153	$22,431

	Six Months Ended June 30, 2024
(in thousands)	Gabon	Egypt	Canada	Equatorial Guinea	Cote d'Ivoire	Corporate and Other	Total
Revenues:
Crude oil, natural gas and natural gas liquids sales	$111,178	$72,442	$16,073	$—	$17,240	$—	$216,933
Operating costs and expenses:
Production expense	35,199	26,175	5,738	517	16,905	1	84,535
Exploration expense	—	48	—	—	—	—	48
Depreciation, depletion and amortization	26,795	16,752	9,191	—	6,049	169	58,956
General and administrative expense	953	376	(115)	171	124	12,792	14,301
Credit losses and other	20	4,812	—	321	—	—	5,153
Total operating costs and expenses	62,967	48,163	14,814	1,009	23,078	12,962	162,993
Other operating income, net	(34)	—	—	—	—	—	(34)
Operating income (loss)	48,177	24,279	1,259	(1,009)	(5,838)	(12,962)	53,906
Other income (expense):
Derivative instruments gain, net	—	—	—	—	—	(590)	(590)
Interest (expense) income, net	(2,475)	(760)	38	—	(1,540)	2,685	(2,052)
Bargain purchase gain	—	—	—	—	—	19,898	19,898
Other income (expense), net	(231)	—	5	2	(301)	(3,259)	(3,784)
Total other expense, net	(2,706)	(760)	43	2	(1,841)	18,735	13,472
Income (loss) before income taxes	45,471	23,519	1,302	(1,007)	(7,679)	5,773	67,378
Income tax expense (benefit)	26,024	15,782	—	—	(3,050)	(7,215)	31,541
Net income (loss)	$19,447	$7,737	$1,302	$(1,007)	$(4,630)	$12,988	$35,837
Consolidated capital expenditures	$11,389	$6,196	$19,714	$—	$7,152	$2,001	$46,453

	Three Months Ended June 30, 2023
(in thousands)	Gabon	Egypt	Canada	Equatorial Guinea	Cote d'Ivoire	Corporate and Other	Total
Revenues:
Crude oil, natural gas and natural gas liquids sales	$77,924	$21,308	$10,008	$—	$—	$—	$109,240
Operating costs and expenses:
Production expense	23,931	11,089	3,255	386	—	(57)	38,604
FPSO demobilization and other costs	5,647	—	—	—	—	—	5,647
Exploration expense	43	14	—	—	—	—	57
Depreciation, depletion and amortization	19,457	13,757	4,747	—	—	42	38,003
General and administrative expense	318	202	—	87	—	4,788	5,395
Credit losses and other	518	—	—	162	—	—	680
Total operating costs and expenses	49,914	25,062	8,002	635	—	4,773	88,386
Other operating income, net	(62)	(241)	—	—	—	—	(303)
Operating income (loss)	27,948	(3,995)	2,006	(635)	—	(4,773)	20,551
Other income (expense):
Derivative instruments gain, net	—	—	—	—	—	31	31
Interest (expense) income, net	(1,376)	(503)	—	—	—	176	(1,703)
Other income (expense), net	(619)	—	—	1	—	79	(539)
Total other expense, net	(1,995)	(503)	—	1	—	286	(2,211)
Income (loss) before income taxes	25,953	(4,498)	2,006	(634)	—	(4,487)	18,340
Income tax expense (benefit)	16,251	4,261	—	—	—	(8,924)	11,588
Net income (loss)	$9,702	$(8,759)	$2,006	$(634)	$—	$4,437	$6,752
Consolidated capital expenditures	$1,375	$8,526	$6,491	$—	$—	$36	$16,427

	Six Months June 30, 2023
(in thousands)	Gabon	Egypt	Canada	Equatorial Guinea	Cote d'Ivoire	Corporate and Other	Total
Revenues:
Crude oil, natural gas and natural gas liquids sales	$114,661	$56,092	$18,890	$—	$—	$—	$189,643
Operating costs and expenses:
Production expense	38,346	22,199	5,509	748	—	2	66,804
FPSO demobilization and other costs	5,647	—	—	—	—	—	5,647
Exploration expense	51	14	—	—	—	—	65
Depreciation, depletion and amortization	29,302	24,552	8,458	—	—	108	62,420
General and administrative expense	936	381	—	216	—	9,086	10,619
Credit losses and other	1,453	—	—	162	—	—	1,615
Total operating costs and expenses	75,735	47,146	13,967	1,126	—	9,196	147,170
Other operating income, net	(62)	(241)	—	—	—	—	(303)
Operating income (loss)	38,864	8,705	4,923	(1,126)	—	(9,196)	42,170
Other income (expense):
Derivative instruments gain, net	—	—	—	—	—	52	52
Interest (expense) income, net	(2,883)	(1,311)	(4)	—	—	249	(3,949)
Other income (expense), net	(102)	—	1	(1)	—	(1,590)	(1,692)
Total other expense, net	(2,985)	(1,311)	(3)	(1)	—	(1,289)	(5,589)
Income (loss) before income taxes	35,879	7,394	4,920	(1,127)	—	(10,485)	36,581
Income tax expense (benefit)	22,829	9,253	—	—	—	(5,723)	26,359
Net income (loss)	$13,050	$(1,859)	$4,920	$(1,127)	$—	$(4,762)	$10,222
Consolidated capital expenditures	$5,064	$20,097	$16,656	$—	$—	$36	$41,852

(in thousands)	Gabon	Egypt	Canada	Equatorial Guinea	Cote d'Ivoire	Corporate and Other	Total
Long-lived assets:
As of June 30, 2024	$160,240	$160,668	$112,373	$10,000	$101,690	$3,444	$548,415
As of December 31, 2023	$171,787	$171,224	$105,189	$10,000	$—	$1,586	$459,786

(in thousands)	Gabon	Egypt	Canada	Equatorial Guinea	Cote d'Ivoire	Corporate and Other	Total
Total assets:
As of June 30, 2024	$289,669	$260,414	$119,229	$11,482	$145,427	$91,143	$917,364
As of December 31, 2023	$309,394	$263,015	$114,215	$11,327	$—	$125,265	$823,216

5. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is calculated using the average number of shares of common stock outstanding during each period. For the calculation of diluted shares, the Company assumes that restricted stock is outstanding on the date of vesting, and the Company assumes the issuance of shares from the exercise of stock options using the treasury stock method.

A reconciliation of reported net income to net income used in calculating EPS as well as a reconciliation from basic to diluted shares follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Net income (loss) (numerator):
Net Income	$28,151	$6,752	$35,837	$10,222
Income attributable to unvested shares	(307)	(27)	(368)	(56)
Numerator for basic	27,844	6,725	35,469	10,166
Loss attributable to unvested shares	—	27	—	(41)
Numerator for dilutive	$27,844	$6,752	$35,469	$10,125

Weighted average shares (denominator):
Basic weighted average shares outstanding	103,528	106,965	103,594	107,175
Effect of dilutive securities	148	648	83	875
Diluted weighted average shares outstanding	103,676	107,613	103,677	108,050
Stock options and unvested restricted stock grants excluded from dilutive calculation because they would be anti-dilutive	281	431	506	238

6. REVENUE

Gabon

The Company currently sells crude oil production from Gabon under term crude oil sales and purchase agreements (“COSPAs”) or crude oil sales and marketing agreements ("COSMA or COSMAs"). The following table presents revenues from contracts with customers as well as revenues associated with the obligations under the Etame PSC.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues from customer contracts:	(in thousands)
Sales under the COSPA or COSMA	$62,327	$87,478	$127,115	$130,079
Other items reported in revenue not associated with customer contracts:
Carried interest recoupment	—	2,212	1,174	2,212
Royalties	(8,653)	(11,766)	(17,111)	(17,630)
Net revenues	$53,674	$77,924	$111,178	$114,661

With respect to the government’s share of Profit Oil, the Etame PSC provides that corporate income tax is satisfied through the payment of Profit Oil. In the consolidated statements of operations and comprehensive income, the government’s share of revenues from Profit Oil is reported in revenues with a corresponding amount reflected in the current provision for income tax expense. Payments of the income tax expense are reported in the period that the government takes its Profit Oil in-kind, i.e. the period in which it lifts the crude oil. As of  June 30, 2024, the Company had a $9.7 million foreign income tax payable related to Gabon. The Company had an $18.9 million foreign income tax payable as of  December 31, 2023.

Egypt

The following table presents revenues in Egypt from contracts with customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues from customer contracts:	(in thousands)
Gross sales	$65,314	$50,201	$128,506	$104,822
Royalties	(29,716)	(28,892)	(55,836)	(48,232)
Selling costs	(117)	(1)	(228)	(498)
Net revenues	$35,481	$21,308	$72,442	$56,092

Canada

The following table presents revenues in Canada from contracts with customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues from customer contracts:	(in thousands)
Oil revenue	$9,547	$8,325	13,700	$14,979
Gas revenue	384	703	1,205	1,661
NGL revenue	1,921	1,885	3,898	4,348
Royalties	(1,151)	(905)	(2,268)	(2,098)
Selling costs	(318)	—	(461)	—
Net revenues	$10,384	$10,008	16,073	$18,890

Cote d'Ivoire

The following table presents revenues in the Cote d'Ivoire from contracts with customers:
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues from customer contracts:	(in thousands)
Revenues	$17,240	$—	$17,240	$—

Information about the Company’s most significant customers

For the three months ended June 30, 2024 the Company had one customer that comprised 100% of its sales for Gabon. In Egypt, one customer made up 100% of its sales.  In Canada, three separate customers made up approximately 45%, 24% and 20% of its sales, respectively.  In Cote d'Ivoire, one customer made up 100% of its sales.

For the six months ended June 30, 2024 the Company had one customer that comprised 100% of its sales for Gabon. In Egypt, one customer made up 100% of its sales.  In Canada, three separate customers made up approximately 35%, 30% and 24% of its sales, respectively. In Cote d'Ivoire, one customer made up 100% of its sales.

7. CRUDE OIL, NATURAL GAS and NGLs PROPERTIES AND EQUIPMENT

The Company’s crude oil, natural gas and NGLs properties and equipment is comprised of the following:

	As of June 30, 2024	As of December 31, 2023
	(in thousands)
Crude oil, natural gas and NGLs properties and equipment - successful efforts method:
Wells, platforms and other production facilities	$1,590,704	$1,468,542
Work-in-progress	9,424	4,183
Undeveloped acreage	53,758	52,109
Equipment and other	55,147	47,794
Total crude oil, natural gas and NGLs properties, equipment and other	1,709,033	1,572,628
Accumulated depreciation, depletion, amortization and impairment	(1,160,618)	(1,112,842)
Net crude oil, natural gas and NGLs properties, equipment and other	$548,415	$459,786

8. DERIVATIVES AND FAIR VALUE

The Company uses derivative financial instruments from time to time to achieve a more predictable cash flow from crude oil and gas production by reducing the Company’s exposure to price fluctuations. See the table below for the list of outstanding contracts as of June 30, 2024:

Settlement Period	Type of Contract	Index	Average Monthly Volumes	Weighted Average Put Price	Weighted Average Call Price
			(Bbls)	(per Bbl)	(per Bbl)
July 2024 - September 2024	Collars	Dated Brent	80,000	$65.00	$92.00

Settlement Period	Type of Contract	Index	Average Monthly Volumes	Weighted Average Put Price
			(Bbls)[a]	(per Bbl)
July 2024 - December 2024	Put Options	Dated Brent	125,000	$65.00

a) The premium for these options was $4.01 per barrel and was paid in October 2023.

Settlement Period	Type of Contract	Index	Average Monthly Volumes	Weighted Average SWAP Price in CAD
			(GJ)[b]	(per GJ)
November 2024 - March 2025	Swap	AECO (7A)	67,000	$2.80
b) One gigajoule (GJ) equals one billion joules (J). A gigajoule of natural gas is about 25.5 cubic metres at standard conditions.

The following table sets forth the loss on derivative instruments on the Company’s unaudited condensed consolidated statements of operations and comprehensive income:

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Item	Statements of Operations Line	2024	2023	2024	2023
		(in thousands)		(in thousands)
Commodity derivatives	Cash settlements paid on matured derivative contracts, net	$(9)	$(4)	$(33)	$(63)
	Unrealized gain (loss)	266	35	(557)	115
	Derivative instruments gain (loss), net	$257	$31	$(590)	$52

9. CURRENT ACCRUED LIABILITIES AND OTHER

Accrued liabilities and other balances were comprised of the following:

	As of June 30, 2024	As of December 31, 2023
	(in thousands)
Accrued accounts payable invoices	$41,174	$21,225
Gabon contractual obligations	11,550	15,794
Accrued tax settlement	8,788	—
State oil liability	19,447	—
Capital expenditures	8,883	10,136
Egypt modernization payments	9,555	9,933
Accrued wages and other compensation	11,754	3,746
Seismic data	2,455	—
Other	1,780	6,763
Total accrued liabilities and other	$115,386	$67,597

10. COMMITMENTS AND CONTINGENCIES

Abandonment funding

Under the terms of the Etame PSC, the Company has a cash funding arrangement for the eventual abandonment of all offshore wells, platforms and facilities on the Etame Marin block. At June 30, 2024, $10.7 million ($6.3 million, net to VAALCO) of the abandonment fund has been funded on an undiscounted basis. The annual payments will be adjusted based on revisions in the abandonment estimate. This cash funding is reflected under “Other noncurrent assets” in the “Abandonment funding” line item of the condensed consolidated balance sheets. Future changes to the anticipated abandonment cost estimate could change the asset retirement obligation and the amount of future abandonment funding payments.

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

Merged Concession Agreement

The Company is a party to the Merged Concession Agreement with the Egyptian General Petroleum Corporation (“EGPC”). In accordance with the Merged Concession Agreement, the Company is required to make $10.0 million annual modernization payments through February 1, 2026. The $10.0 million modernization payment due  February 1, 2024 was offset against receivables owed to the Company from EGPC. On the condensed consolidated balance sheet at  June 30, 2024, $9.6 million of the remaining modernization payment liability was recorded in the line item "Accrued liabilities and other" and $8.8 million was recorded in "Other long-term liabilities".

The Company also has minimum financial work commitments of $50.0 million per each five-year period of the primary development term, commencing on February 1, 2020 for a total of $150 million over the 15 year license contract term. Through June 30, 2024, the Company's financial work commitments have exceeded the five-year minimum $50 million threshold and any excess carries forward to offset against subsequent five-year commitments.

As the Merged Concession Agreement was signed in January 2022 and is effective as of  February 1, 2020, there was an effective date adjustment owed to the Company for the difference in the historic commercial terms and the revised commercial terms applied against the production since the Merged Concession Effective Date. In accordance with GAAP, the Company has recognized a receivable in connection with the effective date adjustment of $67.5 million as of  October 13, 2022, based on historical realized prices. However, the cumulative value to be received because of the effective date adjustment is currently being finalized with the EGPC and could result in a range of outcomes based on the final price per barrel negotiated. As of  June 30, 2024, the remaining $51.7 million of the original $67.5 million receivable is recorded on the unaudited condensed consolidated balance sheet in "Egypt receivables and other, net". Further, the Company received written confirmation from EGPC that $51.7 million was recognized in their June Accounts Payable as owed to Company for our Merged Concession effective date adjustment, from which they will offset $11.2 million to satisfy any obligation of VAALCO or its subsidiaries in connection with the TransGlobe combination.

11. DEBT

As of  June 30, 2024 and December 31, 2023, the Company had no outstanding debt.

RBL Facility

On  May 16, 2022, the Company entered into an agreement with Glencore, and other lenders, to provide a senior secured reserve-based revolving credit facility (the “RBL Facility”) for a maximum principal amount of up to $50.0 million. Beginning  October 1, 2023 and thereafter on  April 1 and  October 1 of each year during the term of the RBL Facility, the $50 million initial commitment, will be reduced by $6.3 million. At June 30, 2024, the amount available to be drawn under the RBL Facility was $37.5 million.

The RBL Facility agreement contains certain debt covenants, including that, as of the last day of each calendar quarter, (i) the ratio of Consolidated Total Net Debt to EBITDAX (as each term is defined in the RBL Facility agreement) for the trailing 12 months shall not exceed 3.0x and (ii) consolidated cash and cash equivalents shall not be lower than $10.0 million at any time. The amount the Company can borrow with respect to the borrowing base is subject to compliance with the financial covenants and other provisions of the RBL Facility agreement. Regarding the requirement, the Company must deliver its annual financial statements to Glencore within 90 days of the end of each fiscal year. At June 30, 2024, the Company was in compliance with all debt covenants and had no outstanding borrowings under the RBL Facility.

12. INCOME TAXES

VAALCO and its domestic subsidiaries file a consolidated U.S. income tax return. Certain foreign subsidiaries also file tax returns in their respective local jurisdictions that include Canada, Egypt, Equatorial Guinea, Gabon and Cote d'Ivoire.

The foreign taxes payable are attributable to Gabon as of the three months ended June 30, 2024 and 2023.

The Company’s effective tax rate for the three months ended  June 30, 2024 and 2023, excluding the impact of discrete items, was 43.78% and 68.42%, respectively.  The Company’s effective tax rate for the six months ended  June 30, 2024 and 2023, excluding the impact of discrete items, was 54.58% and 63.32%, respectively.  For the three and six months ended June 30, 2024 and 2023, the Company’s overall effective tax rate was primarily impacted by tax rates in foreign jurisdictions higher than the US statutory rate and by non-deductible items associated with operations.

For the three months ended June 30, 2024, the income tax expense of $9.3 million includes a $1.1 million unfavorable oil price adjustment as a result of the change in value of the government of Gabon's allocation of Profit Oil between the time it was produced and the time it was taken in-kind. After excluding this impact, income taxes were $10.4 million for the period. For the six months ended June 30, 2024, the income tax expense of $31.5 million includes a $0.6 million unfavorable oil price adjustment as a result of the change in value of the government of Gabon's allocation of Profit Oil between the time it was produced and the time it was taken in-kind. After excluding this impact, income taxes were $30.9 million for the period.

As of June 30, 2024, the Company had no material uncertain tax positions. The Company’s policy is to recognize potential interest and penalties related to unrecognized tax benefits as a component of income tax expense.

13. OTHER COMPREHENSIVE INCOME

The Company’s other comprehensive loss was $1.1 million for the three months ended June 30, 2024 and $3.5 million for the six months ended June 30, 2024. The functional currency of our Canadian segment is the Canadian Dollar. All of the Company’s other comprehensive income arises from the currency translation of our Canadian segment to USD.

The components of accumulated other comprehensive income are as follows:

Currency Translation Adjustments
(in thousands)
Balance at December 31, 2023	$2,880
Other comprehensive income (loss)	(2,454)
Balance at March 31, 2024	$426
Other comprehensive income (loss) before reclassifications	(1,068)
Balance at June 30, 2024	$(642)

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

●	the discovery, acquisition, development and replacement of crude oil, natural gas and NGLs reserves;
●	impairments in the value of our crude oil, natural gas and NGLs assets;
●	future capital requirements;
●	our ability to maintain sufficient liquidity in order to fully implement our business plan;
●	our ability to generate cash flows that, along with our cash on hand, will be sufficient to support our operations and cash requirements;
●	our ability to attract capital or obtain debt financing arrangements;
●	our ability to pay the expenditures required in order to develop certain of our properties;
●	operating hazards inherent in the exploration for and production of crude oil, natural gas and NGLs;
●	difficulties encountered during the exploration for and production of crude oil, natural gas and NGLs;
●	the impact of competition;
●	our ability to identify and complete complementary opportunistic acquisitions;
●	our ability to effectively integrate assets and properties that we acquire into our operations;
●	weather conditions;
●	the uncertainty of estimates of crude oil, natural gas and NGLs reserves;
●	currency exchange rates and regulations;
●	unanticipated issues and liabilities arising from non-compliance with environmental regulations;
●	our limited control over the assets we do not operate;
●	our ability to extend the Block CI-40 Petroleum Production Sharing Contract in Cote d'Ivoire;
●	the impact and duration of scheduled maintenance of the floating, production, storage and offloading vessel in Cote d'Ivoire;

●	the ultimate resolution of our abandonment funding obligations with the government of Gabon and the audit of our operations in Gabon currently being conducted by the government of Gabon;
●	the timing of the payment(s) from the Egyptian General Petroleum Corporation ("EGPC") to us for the difference in the historic commercial terms and the revised commercial terms applied against the production since the Merged Concession Effective Date, February 1, 2020;
●	the availability and cost of seismic, drilling and other equipment;
●	difficulties encountered in measuring, transporting and delivering crude oil, natural gas and NGLs to commercial markets;
●	timing and amount of future production of crude oil, natural gas and NGLs;
●	hedging decisions, including whether or not to enter into derivative financial instruments;
●	general economic conditions, including any future economic downturn, the impact of inflation, and disruption in financial credit;
●	our ability to enter into new customer contracts;
●	changes in customer demand and producers’ supply;
●	actions by the governments and other significant actors with respect to events occurring in the countries in which we operate;
●	actions by our joint venture owners;
●	compliance with, or the effect of changes in, governmental regulations regarding our exploration, production, and well completion operations including those related to climate change;
●	the outcome of any governmental audit; and
●	actions of operators of our crude oil, natural gas and NGLs properties.

The information contained in this Quarterly Report and the information set forth under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”) and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 (the “Q1 2024 Form 10-Q”), identifies additional factors that could cause our results or performance to differ materially from those we express in forward-looking statements. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of these assumptions and therefore also the forward-looking statements based on these assumptions, could themselves prove to be inaccurate. In light of the significant uncertainties inherent in the forward-looking statements that are included in this Quarterly Report, the Q1 2024 Form 10-Q and the 2023 Form 10-K, our inclusion of this information is not a representation by us or any other person that our objectives and plans will be achieved. When you consider our forward-looking statements, you should keep in mind these risk factors and the other cautionary statements in this Quarterly Report.

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

INTRODUCTION

VAALCO is a Houston, Texas-based, African-focused independent energy company with strong production and reserve portfolio of assets in Gabon, Egypt, Equatorial Guinea, Canada and Cote d'Ivoire, currently engaged in the acquisition, exploration, development and production of crude oil, natural gas and NGLs.

RECENT DEVELOPMENTS

Dividend Policy

On May 7, 2024, VAALCO issued a press release announcing its quarterly cash dividend of $0.0625 per share of common stock for the second quarter of 2024 ($0.25 annualized), which was paid June 21, 2024 to stockholders of record at the close of business on May 17, 2024.

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

At the end of June 2024, all wells were online with expected production profiles. The gas lift compression system increased the production and the reliability of two subsea wells, positively impacting our volumes for the quarter ended June 30, 2024. Gas lift compression and subsea wells remained online with a high level of reliability through the quarter ended June 30, 2024.

We have dedicated significant efforts to optimize the new flow line configurations through the Etame Facility. These efforts to maintain high uptime availability of the Etame Facility and, in turn, the entire Etame field, during the first half of 2024. Combining this with focus on individual well optimization as well as facility chemical injection optimization and facility pipeline pigging adjustments both on frequency of pigging as well as flow path targeting, has increased production through decrease in pipeline internal buildup and resulting drop in pipeline back pressure. This has provided more stable operations resulting in lower downtime. Through the end of 2023 and the first half of 2024, this continues to be a focus with positive results in production rates and uptime.

Preventative maintenance activities on facilities and facility equipment remained at scheduled levels. Planned maintenance shutdown activities and piping external corrosion repairs and were carried out on Avouma platform. Equipment reliability and availability remain at high levels. The actual percentages of corrective maintenance performed versus preventative maintenance performed remain well within VAALCO and industry best practice standards.

Egypt

We have deferred 2024 drilling to work up a robust drilling program which is expected to commence in September 2024. We currently have a workover rig in place which will allow us to slow any decline until the 2024/25 drilling program starts.

We completed the K-81 recompletion at the start of the first quarter which was a carry-over from our 2023 drilling activity. The EA-55 well, drilled in October 2023, was completed and put online in January 2024. Eight workover recompletions have been performed on H-22, K-65-ST1, K-85, K-84, K-74, K-77, K-84 and K-80. Both wells H-22, K-65 ST1 had sanding issues and may need sand screens fitted to achieve peak production; whereas K-85 and K-80 have come on with very strong production. Well K-84 was initially tested on Asl-G, however no notable enhancement was observed, hence the layer was temporarily isolated for further study and the well was recompleted to Asl-D to achieve peak production from the well. The well was recently recompleted and showed significant improvement in the rate.

Water shutoff was successful in well K-74 which showed a remarkable improvement in gross rate additionally by adding new zone in Asl-A, whereas well K-70 showed positive results in gross rate by adding a new zone within Asl-A horizon.

The OGS-10 workover rig is currently working on well interventions to chase the deferred oil production and maximize the daily sales figure.

A summary of the Egyptian workover campaign's impact in the quarter ended June 30, 2024 is presented below:

VAALCO Egypt 2024 Workover Wells
Well	Workover date	Type	Completion Zone	Perforation Interval (ft)	IP-30 Rate (BOPD)
K-81	1-Jan-24	Recompletion	Asl-D	13.1	154
EA-55	10-Jan-24	Frac & Complete	Redbed	Hydraulic Frac	143
H-22	7-Feb-24	Recompletion	Yusr-A	9.8	82
K-65_ST1	14-Feb-24	Recompletion	Asl-D	13.1	43*
K-85	16-Mar-24	Recompletion	Asl-D	13.1	420
K-84	27-Mar-24	Recompletion	Asl-G	16.4	58*
K-74	3-Apr-24	Water Shut-off Recompletion	Asl-A	8.2	108
K-77	7-Apr-24	Recompletion	Asl-A	26.2	100
K-84	13-Jun-24	Recompletion	Asl-D	19.7	430
K-80	19-Jun-24	Recompletion	Asl-D	13.1	188

a) Initial Production; 30 day duration

*Production - impacted by Sand production - Possible workover with Sand Screen Required

Canada

The 2024 drilling campaign commenced in January 2024 with the drilling of 9-12-30-4W5, which was spud on January 17, 2024. Our four planned wells in the north of the license have since been drilled. The first well was drilled to a total depth of 22,732 feet. The second well of the program, 10-12-30-4W5, was spud on February 9, 2024, and drilled to a total depth of 21,736 feet. The third well on the program, 11-12-30-4W5 was spud on February 23, 2024, and drilled to a total depth of 21,624 feet. The fourth well on the program 1-18-30-3W5 was spud on March 9, 2024, and drilled to a total depth of 20,669 feet. The drilling rig was released on March 24, 2024. Completion of the wells was initiated in late March, and were completed in April, and were equipped and tied-in in April and early May followed by well start-up. As of June 30, 2024, all four wells were producing.

VAALCO Canada 2024 Wells
Well	Spud date	Net Pay (ft)	Penetrated Pay Zones	Completion Zone	Perforation Interval (ft)	IP-30 Rate (BOEPD)
09-12-30-4W5	1/17/2024	2.75-Mile Hz (4,400m, 14,430ft)	Upper Bioturbated Cardium	Cardium	115 Stg x 15T Hydraulic Fracture Treatment	479
10-12-30-4W5	2/22/2024	2.75-Mile Hz (4,400m, 14,430ft)	Upper Bioturbated Cardium	Cardium	100 Stg x 15T Hydraulic Fracture Treatment	469
11-12-30-4W5	2/23/2024	2.75-Mile Hz (4,400m, 14,430ft)	Upper Bioturbated Cardium	Cardium	108 Stg x 15T Hydraulic Fracture Treatment	444
1-18-30-3W5	9/3/2024	2.75-Mile Hz (4,400m, 14,430ft)	Upper Bioturbated Cardium	Cardium	106 Stg x 15T Hydraulic Fracture Treatment	182

Cote d'Ivoire

During the three-months ended June 30, 2024, one lifting took place in May of 655,715 BOPD gross, and 211,294 barrels to VAALCO, achieving a price of $81.70 per barrel.

On the floating production storage and offloading vessel (the “FPSO”) dry dock project, the key focus for the three months ended June 30, 2024 was the continuation of the outstanding tank inspections in preparation for the dry dock.

Work with Modec, the operator of the FPSO, on the FPSO dry dock project (off station 2025), which remains pre sanction continued through the second quarter of 2024.  This included the execution of a letter of intent with Modec on April 4, 2024, which covered the key contracts to be executed, including vessel purchase, EPC and O&M amendments. Selection of the disconnect and reconnect contractor, and support for the revised yard bid from Dubai dry docks among other activities.

ACTIVITIES BY ASSET

Gabon

We operate the Etame Marin Block on behalf of a consortium of companies. As of June 30, 2024, production operations in the Etame Marin block included fifteen platform wells, plus two subsea wells tied back by pipelines to deliver crude oil and associated natural gas through a riser system to allow for delivery and processing at the Etame platform. From the Etame platform, the crude oil is pumped through a riser system to the FSO where it is stored and ultimately offloaded. The leased FSO is anchored to the seabed on the block. The Etame field currently has a combined total of seventeen producing wells. During the three months ended June 30, 2024 and 2023, production from the block was 1,324 million barrels ("MBbls") (677 MBbls, net) and 1,588 MBbls (812 MBbls, net), respectively, as discussed below in “Results of Operations”. The larger decrease in production decline from the first quarter to the second quarter is largely due to the maintenance shutdown and piping corrosion repairs completed on the Avouma platform.

Egypt

In Egypt, our interests are spread across two regions: the Eastern Desert, which contains the West Gharib, West Bakr and North West Gharib merged concessions, and the Western Desert, which contains the South Ghazalat concession. Both of our Egyptian blocks are production sharing contracts ("PSC") among the Egyptian General Petroleum Corporation (“EGPC”), the Egyptian government and us. We have an equal ownership interest, with EGPC owning the other portion, in the joint venture that has a 100% working interest in both PSCs. During the three months ended June 30, 2024 and 2023, production from the Eastern Desert was 953 MBbls (643 MBbls, net) and 1,054 MBbls (726 MBbls, net), respectively. Production from the Eastern Desert of 953 MBbls (643 MBbls, net) for the three months ended June 30, 2024 represents an increase in the production from the Eastern Desert which had production of 950 MBbls (641 MBbls, net) for the three months ended March 31, 2024.

Canada

In Harmattan, Canada, we own production and working interests in the Cardium light oil and Mannville liquids-rich gas assets. This property produces oil and associated natural gas from the Cardium zone and liquids-rich natural gas from zones in the Lower Mannville and Rock Creek formations at vertical depths of 2,000 to 2,600 meters. All gas is delivered to a third party non-operated gas plant for processing. During the three months ended June 30, 2024 and 2023, production from our Canadian assets was 277 MBoe to our working interest (232 MBoe, net) and  275 MBoe (253 MBoe, net), respectively, as discussed below in "Results of Operations". During the six months ended June 30, 2024 and 2023, production from our Canadian assets was 492 MBoe to our working interest (429 MBoe, net) and  514 MBoe (464 MBoe, net), respectively.

Equatorial Guinea

As of June 30, 2024, we had $10.0 million recorded for the book value of the undeveloped leasehold costs associated with the Block P license. In February of 2023, we acquired an additional 14.1% participating interest, increasing VAALCO’s participating interest in the Block to 60.0%. This increase of 14.1% participating interest increases our future payment to GEPetrol to $6.8 million at first commercial production of the Block. In March 2023, Atlas voted to participate in the Venus Development. Amendment 5 of the PSC was approved by all parties in March 2023 with this updated participating interest, and execution of the Venus development plan has been initiated. VAALCO, as operator, is in the process of working through the project charter and timing of key milestones.

In March 2024, all partners signed the final documents, and the Government of Equatorial Guinea has approved the Joint Operating Agreement (“JOA”) related to the previously approved Venus-Block P plan of development.

Further to the signature of the JOA, an amended budget was submitted to the partners in April for carrying out a full review of the concept, schedule and costing of the Venus POD. It consisted in moving $4.8 million from contingent to firm in the original 2024 Work Program and Budget to perform tasks associated to the FEED phase of the project over the next 6 months.

The 2024 amended budget was approved by all partners on May 10, 2024, and then approval was requested from the Ministry of Mines and Hydrocarbons. At the end of the 30-day waiting period, the budget was deemed to be approved, and the corresponding Authorization for Expenditures (AFE) was sent to partners. It was unanimously approved by June 18, 2024, and the implementation of the FEED phase was initiated.

The Block P PSC provides for a development and production period of 25 years from the date of approval of a development and production plan for the area associated with the Venus development. The PSC also includes the portions of Block P not associated with the Block P - Venus development.

Cote d'Ivoire

CI-40 Baobab field was discovered in 2001 and is located in the western half of the CI-40 license, 30km offshore Côte d’Ivoire. VAALCO holds a 27.4% non-operated WI interest (30.4% paying interest) in CI-40.  The license is operated by Canadian Natural Resources.

The field has been developed with 24 subsea production wells and 5 water injector wells tied back to a leased FPSO operated by Modec.  Second quarter production was stable with three water injectors and nine production wells online. Gross average daily production for the second quarter 2024 was 15.9 MBOPD, net WI VAALCO 4.4 MBOPD.

Due to extensive class work requirements and the necessity to change out the relevant turret bearing, the FPSO is planned to go to dry dock in 2025, returning to the field 2026.

The PSC license has initial term until April 11, 2028 with a ten-year extension option until April 2038.

CAPITAL RESOURCES AND LIQUIDITY

Cash Flows

Our cash flows for the six months ended June 30, 2024 and 2023 are as follows:

	Six Months Ended June 30,
	2024	2023	Increase (Decrease) in 2024 over 2023
	(in thousands)
Net cash provided by operating activities before changes in operating assets and liabilities	$76,033	$76,998	$(965)
Net change in operating assets and liabilities	(54,639)	571	(55,210)
Net cash provided by (used in) operating activities	21,394	77,569	(56,175)

Net cash provided by (used in) investing activities	(48,687)	(54,832)	6,145

Net cash provided by (used in) in financing activities	(23,567)	(27,882)	4,315
Effects of exchange rate changes on cash	(233)	(285)	52
Net change in cash, cash equivalents and restricted cash	$(51,093)	$(5,430)	$(45,663)

The $56.2 million decrease in net cash provided by operating activities during the six months ended June 30, 2024 compared to the six months ended June 30, 2023, was driven primarily by changes in operating assets and liabilities during the period.  The net decrease in changes provided by operating assets and liabilities of $55.2 million for the six months ended June 30, 2024 compared to the same period of 2023 was related to a decrease in cash provided by trade receivable and receivables accounts with joint venture owners (collectively $41.2 million). In addition, cash used by operating assets and liabilities increased due to decreases in the foreign income taxes payable balance that was reduced with proceeds generated from the lifting of crude oil for the Gabon Oil Company as well as a decrease in the accrued liabilities other balances (collectively $42.0 million). Partially offsetting these changes were increases in cash provided on changes in Crude oil inventory and Accounts payable (collectively positive $27.3 million).

The $6.1 million decrease in net cash used in investing activities during the six months ended June 30, 2024 compared to the six months ended June 30, 2023, was due to capital spending costs associated with the development drilling programs in Egypt and Canada not exceeding prior year expenditures along with reduced current year expenditures for Gabon. In addition, VAALCO used $40.2 million in cash for the acquisition of Svenska which is offset by the cash received from Svenska in the amount of $40.6 million. See footnote 3 for further discussion of the acquisition. For the six months ended June 30, 2023, cash used in investing activities was due to the Etame field reconfiguration and other items to support the 2021/2022 drilling campaign.

Net cash used in financing activities during the six months ended June 30, 2024 included $13.0 million for dividend distributions, $6.8 million for treasury stock repurchases made under our stock repurchase plan or as a result of tax withholding on options exercised and on vested restricted stock, and $4.2 million of principal payments on our finance leases partially offset by $0.5 million in proceeds from options exercised. For the six months ended June 30, 2023, cash used in financing activities included $13.5 million for dividend distributions, $11.4 million for treasury stock repurchased under our stock repurchase plan, and $3.4 million of principal payments on our finance leases partially offset by $0.4 million in proceeds from options exercised.

Capital Expenditures

For the six months ended June 30, 2024 we had accrual basis capital expenditures of $46.5 million compared to $41.9 million accrual basis capital expenditures for the same period in 2023. For the six months ended June 30, 2024, our cash spending primarily related to the Svenska acquisition as well as new wells drilled as part of the drilling campaign in Egypt and Canada. During the same period in 2023, our cash spending primarily related to the payments for the 2023 drilling campaigns in both Egypt and Canada.

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

Commodity Price Hedging

The price we receive for our crude oil significantly influences our revenue, profitability, liquidity, access to capital and prospects for future growth. Crude oil and gas commodities and, therefore their prices can be subject to wide fluctuations in response to relatively minor changes in supply and demand. We believe these prices will likely continue to be volatile in the future.

Due to the inherent volatility in crude oil prices, we use commodity derivative instruments such as swaps to hedge price risk associated with a portion of our anticipated crude oil and gas production. These instruments allow us to reduce, but not eliminate, the potential effects of variability in cash flow from operations due to fluctuations in commodity prices. The instruments provide only partial protection against declines in crude oil and gas prices and may limit our potential gains from future increases in prices. None of these instruments are used for trading purposes. We do not speculate on commodity prices but rather attempt to hedge physical production by individual hydrocarbon product in order to protect returns. The counterparty to our derivative swap transactions was a major oil company’s trading subsidiary, and our costless collars are with Glencore. We have not designated any of our derivative contracts as fair value or cash flow hedges. The changes in fair value of the contracts are included in the unaudited condensed consolidated statements of operations and other comprehensive income (loss). We record such derivative instruments as assets or liabilities in the unaudited condensed consolidated balance sheet.

Cash on Hand

At June 30, 2024, we had unrestricted cash of $62.9 million. During the three months ended June 30, 2024, the Company utilized cash on hand to fund the drilling campaign in Canada as well as $40.2 million that was used to fund the Svenska acquisition. Further, during the three months ended June 30, 2024, the Company had a lifting of crude oil for the Gabon Oil Company with the proceeds of $30.3 million being used to settle the foreign income taxes payable in the unaudited condensed consolidated balance sheet.

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

We currently sell our crude oil production from Gabon under a crude oil sales and marketing agreement ("COSMA") with Glencore. Under the COSMA, all oil produced from the Etame G4-160 Block offshore Gabon from August 2022 through the final maturity date of the RBL Facility, expected to be May 15, 2027, will be bought and marketed by Glencore, with pricing based upon an average of Dated Brent in the month of lifting, adjusted for location and market factors. Sales with Glencore are normally settled 30 days from the delivery date.

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

Revenues associated with the sales of our crude oil in Cote d’Ivoire are recognized by reference to actual volumes sold and prices in active markets that are quoted against world crude benchmarks, e.g. Brent and adjusted according to specific terms and conditions as applicable per the sales contracts. Revenue is measured at the fair value of the consideration received or receivable. Settlement of accounts receivable in Cote d’Ivoire is typically 30 days after bill of lading, commercial invoice and original certificates of quantity, quality and origin is received and accepted by the trader.

Capital Resources, Liquidity and Cash Requirements

Our primary source of liquidity has been cash flows from operations and our primary use of cash has been to fund capital expenditures for development activities in each of our operating segments and, in the second quarter, the acquisition of Svenska. We continually monitor the availability of capital resources, including equity and debt financings that could be utilized to meet our future financial obligations, planned capital expenditure activities and liquidity requirements including those to fund opportunistic acquisitions. Our future success in growing proved reserves, production and balancing the long-term development of our assets with a focus on generating attractive corporate-level returns will be highly dependent on the capital resources available to us.

Based on current expectations, we believe we have sufficient liquidity through our existing cash balances and cash flow from operations to support our current cash requirements, including the FSO charter, drilling programs, as well as transaction expenses and capital and operational costs associated with our business segments' operations. However, our ability to generate sufficient cash flow from operations or fund any potential future acquisitions, consortiums, joint ventures or pay dividends or other similar transactions depends on operating and economic conditions, some of which are beyond our control. If additional capital is needed, we may not be able to obtain debt or equity financing on terms favorable to us, or at all. We are continuing to evaluate all uses of cash, including opportunistic acquisitions, and whether to pursue growth opportunities and whether such growth opportunities, additional sources of liquidity, including equity and/or debt financings, are appropriate to fund any such growth opportunities.

Merged Concession Agreement

For information on the Merged Concession Agreement, see Note 10 to the Condensed Consolidated Financial Statements.

RBL Facility Agreement and Available Credit

For information on our RBL Facility agreement and available credit, see Note 11 to the Condensed Consolidated Financial Statements.

Cash Requirements

Our material cash requirements generally consist of finance leases, operating leases, purchase obligations, capital projects, dividend payments, merged concession agreement, future lease payments and abandonment funding, each of which is discussed in further detail below.

Completed Acquisition - On February 29, 2024, we entered into a Share Purchase Agreement to purchase all of the issued shares in the capital of Svenska for $66.5 million in cash, subject to adjustment as described in the Share Purchase Agreement. The acquisition closed on April 30, 2024 after certain necessary regulatory approvals were obtained. Pursuant to the Share Purchase Agreement, we acquired Svenska’s primary asset: a 27.39% non-operated working interest in the deepwater producing Baobab field in Block CI-40, offshore Cote d’Ivoire in West Africa. We also acquired a 21.05% non-operated working interest in OML 145, a non-producing discovery located offshore of Nigeria that is not expected to be developed at this time.  The purchase price was funded with $40.2 million of VAALCO’s cash-on-hand.

Abandonment Funding - Under the terms of the Etame PSC, we have a cash funding arrangement for the eventual abandonment of all offshore wells, platforms and facilities on the Etame Marin block. As a result of the PSC Extension, annual funding payments are spread over the periods from 2018 through 2028, under the applicable abandonment study. The amounts paid will be reimbursed through the Cost Account and are non-refundable. At June 30, 2024, the balance of the abandonment fund was $10.7 million ($6.3 million, net to VAALCO) on an undiscounted basis. The annual payments will be adjusted based on revisions in the abandonment estimate. This cash funding is reflected under “Other noncurrent assets” in the “Abandonment funding” line item of the unaudited condensed consolidated balance sheets. Future changes to the anticipated abandonment cost estimate could change the asset retirement obligation and the amount of future abandonment funding payments.

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

Merged Concession Agreement - On January 20, 2022, the Merged Concession Agreement was executed with EGPC that merged the three existing Eastern Desert concessions with a 15-year primary term and improved economics. As part of the agreement, the Company is required to make annual modernization payments of $10.0 million per year through February 2026. In accordance with the Merged Concession Agreement, we agreed to substitute the 2023 and 2024 payments and issue two $10.0 million credits against receivables owed from EGPC. We will make two further annual equalization payments of $10.0 million on February 1, 2025 and February 1, 2026.

We also have financial work commitments of $50.0 million per each five-year period of the primary development term, commencing on February 1, 2020 for a total of $150 million over the 15 year license contract term. Through June 30, 2024, our financial work commitments have exceeded the five-year minimum $50 million threshold and any excess carries forward to offset against subsequent five-year commitments.

BWE Consortium – On October 11, 2021, we announced our entry into a consortium with BW Energy and Panoro Energy and that the BWE Consortium has been provisionally awarded two blocks in the 12th Offshore Licensing Round in Gabon. Negotiations to finalize the commercial terms were held in 2023; however, they were halted late in the year due to the presidential elections.  The negotiations were started again at the request of the Gabonese Government in early February 2024, where the consortium and the government came to an agreement on the fiscal terms on February 9, 2024. The next step is concluding the terms of the PSC with the Gabonese government. BW Energy will be the operator with a 37.5% working interest. We will have a 37.5% working interest and Panoro Energy will have a 25% working interest as non-operating joint owners. The two blocks, G12-13 and H12-13, are adjacent to our Etame PSC, as well as BW Energy and Panoro’s Dussafu PSC offshore Southern Gabon, and cover an area of 2,989 square kilometers and 1,929 square kilometers, respectively.

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

ESG and Climate Change Effects – Sustainability matters continue to attract considerable public, political, regulatory and scientific attention. In particular, we expect continued required reporting attention on climate change issues and emissions of greenhouse gases (“GHG”), including methane (a primary component of natural gas) and carbon dioxide (a byproduct of crude oil and natural gas combustion) and freshwater use. This increased attention to climate change and environmental stewardship coupled with increasing government incentives around renewable energy sources may result in demand shifts away from crude oil and natural gas products, higher regulatory and compliance costs, additional governmental investigations and private litigation against the oil and gas industry, including VAALCO. For example, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of GHGs. These efforts have included consideration of cap-and-trade programs, carbon taxes, voluntary efforts to reduce routine flaring, GHG reporting and tracking programs and regulations that directly limit GHG emissions from certain sources. In addition, institutional investors, proxy advisory firms and other industry participants continue to focus on ESG matters, including climate change. We expect that this heightened focus will continue to drive ESG efforts across our industry and influence investment and voting decisions, which for some investors may lead to less favorable sentiment towards carbon assets and diversion of investment to other industries. Consistent with the increased attention on ESG matters and climate change, we have prioritized and are committed to responsible environmental stewardship by monitoring our adherence to ESG reporting requirements, including establishing and communicating short and long-term goals and targets, furthering the reduction of our carbon footprint and measurement of GHG emissions. Sustainability remains an important topic to us, and we are in the process of developing a multi-year plan to establish targets to reduce emissions and document our progress in achieving goals we set for ourselves.  Our plans will enable us to monitor and improve matters related to ESG and climate change going forward.

For the past three years, the Company has refined its reporting in line with the recommendations of the Task force on Climate-related Financial Disclosures (“TCFD”), which is recognized as the global standard in climate-related reporting. The full TCFD report was included within the Company's 2023 ESG Report (rather than in this Annual Report on Form 10-K or in the annual report which was published in connection with the annual meeting), as the ESG Report details with environmental, social and governance matters which the TCFD report forms an important part of the 2023 Sustainability Report is available on the Company's website.

The Company considers itself aligned with both the TCFD's Governance and Strategy pillars and the recommendations therein. It does not consider itself aligned with Risk Management nor Metrics and Targets but has made meaningful progress against certain of the underlying recommendations and provides statements of intent to address these recommendations during 2024, including communicating its short-, mid- and long-range goals for emission reductions, beginning with its operated assets.

VAALCO also is participating in the Carbon Disclosure Project (“CDP”) voluntary reporting for its 2023 performance. This is the first year VAALCO has submitted to CDP and the Company intends to continue to do so in the future.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies subsequent to December 31, 2023.

NEW ACCOUNTING STANDARDS

See Note 2 to the Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

Net income for the three months ended June 30, 2024 was $ 28.2 million compared to net income of $ 6.8 million for the same period of 2023. See discussion below for changes in revenue and expense.

Crude oil, natural gas and NGLs revenues increased  $7.5 million, or approximately 7%, to $ 116.8 million during the three months ended June 30, 2024 from $ 109.2 million for the same period in the prior year. The revenue increase is attributable to higher volumes sold in Gabon, Egypt and Canada segments partially offset by lower realized sales prices compared to the prior period. In addition, revenue was recognized within the Cote d'Ivoire segment during the three months ended June 30, 2024, that were not present in the prior period.

	Three Months Ended June 30,
	2024	2023	Increase/(Decrease)
	(in thousands except per Boe information)
Net crude oil, natural gas and NGLs sales volume (MBoe)	1,764	1,803	(39)
Average crude oil, natural gas, and NGLs sales price (per Boe)	$66.05	$59.37	$6.68

Net crude oil, natural gas, and NGLs revenue	$116,778	$109,240	$7,538

Operating costs and expenses:
Production expense	52,446	38,604	13,842
FPSO demobilization	—	5,647	(5,647)
Exploration expense	—	57	(57)
Depreciation, depletion and amortization	33,132	38,003	(4,871)
General and administrative expense	7,591	5,395	2,196
Credit losses and other	3,341	680	2,661
Total operating costs and expenses	96,510	88,386	8,124
Other operating expense, net	132	(303)	435
Operating income	$20,400	$20,551	$(151)

The revenue changes in the three months ended June 30, 2024 compared to the same period in  2023 identified as related to changes in price or volume, are shown in the table below:

(in thousands)
Price(1)	$11,784
Volume	(2,306)
Other	(1,940)
$7,538

(1) The price in the table above excludes revenues attributed to carried interests.

The table below shows net production, sales volumes and realized prices for both periods.

	Three Months Ended June 30,
	2024	2023
Net crude oil, natural gas and NGLs production (MBoe)	3,406	1,791
Net crude oil, natural gas, and NGL sales (MBoe)	3,254	1,803

Average realized crude oil, natural gas and NGLs price ($/Boe)	$66.22	$59.37
Average Dated Brent spot price* ($/Bbl)	$84.65	77.99

*Average of daily Dated Brent spot prices posted on the U.S. Energy Information Administration website.

Crude oil, natural gas and NGL revenues:

Gabon

Crude oil sales in Gabon are a function of the number and size of crude oil liftings in each year and thus crude oil sales do not always coincide with volumes produced in any given year. The Company’s Gabon segment contributed $ 53.7 million of revenue to the Company’s total revenue during the three months ended June 30, 2024. This compares to the $ 77.9 million of revenue contributed by the Gabon segment during the three months ended June 30, 2023. The total barrels lifted in Gabon for the three months ended  June 30, 2024 was higher when compared to lifting in the 2023 period. This was compounded by the Gabon per barrel price received during the three months ended June 30, 2024 which was $3.08 more than the price received in 2023. Our share of crude oil inventory, excluding royalty barrels, was approximately 129,803 barrels and 227,556 barrels at June 30, 2024 and 2023, respectively.

Egypt

Crude oil sales in Egypt are either sold to a third party via a cargo lifting or sold directly to the government, EGPC. During the three months ended June 30, 2024, the oil sold in Egypt was through direct sales to EGPC. The Company’s Egypt segment contribute d $35.5 million of revenue to the Company’s total revenue for the quarter. At June 30, 2024, the Company’s Egypt segment had no barrels in oil inventory.

Canada

Crude oil sales in Canada are normally sold through pipelines to a third party. The Company’s Canadian segment contributed $ 10.4 million of revenue to the Company’s total revenue for the quarter.

Cote d'Ivoire

Crude oil sales in Cote d’Ivoire are sold through a marketing contract with an international oil trading company which offers the cargo shipments to buyers, mainly refineries, around the world. The Company's Cote d’Ivoire segment contributed $17.2 million of revenue to the Company’s total revenue for the quarter.

Production expenses increased $13.8 million, or approximately 36%, for the three months ended June 30, 2024 to $52.4 million from $38.6 million for the same period in the prior year. The increase in production expense was primarily driven by the crude oil inventory acquired in the acquisition of Svenska that was recorded at fair value upon acquisition and lower of cost or market in subsequent periods. In addition, VAALCO has seen inflationary pressure on personnel and contractor costs. In February 2024, the government in Gabon enacted a new Finance Act which has resulted in an increase to withholding taxes on foreign supplied goods and services. On a per barrel basis, production expense, excluding workover expense and stock compensation expense, for the three months ended June 30, 2024 increased to $29.68 per barrel for the prior year from $21.51 per barrel primarily as a result of higher production volumes for the current period.

FPSO demobilization expense decreased $5.6 million for the three months ended June 30, 2024 to $0.0 million from $5.6 million for the same period in the prior year. In the second quarter of 2023, it was determined that there was more waste than anticipated connected to the FPSO from VAALCO's usage. As such, VAALCO incurred an additional $5.6 million in decommissioning fees, which was reported as a separate line item on the income statement.

Exploration expense for the three months ended June 30, 2024  and 2023 was not material to our results.

Depreciation, depletion and amortization costs decreased $4.9 million, or approximately 13% for the three months ended June 30, 2024 to $33.1 million from $38.0 million for the same period in the prior year. The decrease in depreciation, depletion and amortization expense is due to lower depletable costs in Gabon, Egypt, and Canada partially offset by the addition of Cote d'Ivoire related to the Svenska acquisition.

General and administrative expenses increased $2.2 million, or 41% for the three months ended June 30, 2024 to $7.6 million from $5.4 million for the same period in the prior year. The increase in general and administrative expenses is primarily professional service fees, salaries and wages, and accounting and legal fees.

Credit losses and other increased by $2.7 million to $3.3 million for the three months ended June 30, 2024 from $0.7 million for the three months ended June 30, 2023. We adopted Accounting Standards Update 2016-13, Financial Instruments—Credit Losses (“ASU 2016-13”) on January 1, 2023. As of June 30, 2024, we have an allowance of $11.2 million on our $51.7 million receivables balance with EGPC. The allowance of $11.2 million is an increase from our allowance of $5.2 million on the receivables balance with EGPC as of March 31, 2024. The increase in Credit losses and other for the three months ended June 30, 2024, is primarily attributable to the receivables with EGPC regarding the settlement of these receivables owed to the Company. Further, the Company received written confirmation from EGPC that $51.7 million was recognized in their June Accounts Payable as owed to Company for our Merged Concession effective date adjustment, from which they will offset $11.2 million to satisfy any obligation of VAALCO or its subsidiaries in connection with the TransGlobe combination.

Other operating expense, net for each of the three months ended June 30, 2024 and  2023 was not material to our results.

Derivative instruments gain (loss), net is attributable to our swaps and collars as discussed in Note 8 to the condensed consolidated financial statements (unaudited). Derivative gain increased by $0.2 million to a gain of $0.3 million for the three months ended June 30, 2024 from no gain or loss during the same period in the prior year. Derivative gain for the three months ended  June 30, 2024 are a result of the increase in the price of Dated Brent crude oil over the initial strike price per barrel of the option over the three months ended  June 30, 2024. Our derivative instruments gain (loss), net currently cover a portion of our production through March 2025.

Interest expense, net was $1.1 million for the three months ended June 30, 2024 compared to an expense of $1.7 million during the same period in 2023. The decrease of net interest expense for the three months ended June 30, 2024, primarily results from a decrease in our amortization of debt issue costs and commitment fees incurred on the RBL Facility partially offset by interest income.

Other income (expense), net increased by $1.4 million to an expense of $2.0 million for the three months ended June 30, 2024 from a  $0.5 million expense for the three months ended June 30, 2023 . Other income (expense) income, net normally consists of foreign currency gains and losses . However, during the three months ended  June 30, 2024 there was a $1.7 million expense for transactions costs associated with the Svenska acquisition.

Income tax expense (benefit) for the three months ended June 30, 2024 was an expense of $9.3 million. This is comprised of current tax expense of $10.4 million including a $1.1 million favorable oil price adjustment as a result of the change in value of the government of Gabon's allocation of Profit Oil between the time it was produced and the time it was taken in-kind. After excluding this impact, current income taxes were $10.4 million for the period. Income tax expense (benefit) for the three months ended June 30, 2023, was an expense of $11.6 million, which was comprised of current tax expense of $ 12.4 million and $ (0.8) million of deferred tax benefit.

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

Net income for the  six months ended June 30, 2024 was $ 216.9 million compared to net income of $ 189.6 million for the same period of 2023. See discussion below for changes in revenue and expense.

Crude oil, natural gas and NGLs revenues increased  $27.3 million, or approximately  14%, to  $216.9 million during the  six months ended June 30, 2024 from  $189.6 million for the same period in the prior year. The revenue increase is attributable to higher volumes sold in Gabon, Egypt, and Canada segments along with higher realized sales prices compared to the prior period. In addition, revenues were recognized within the Cote d'Ivoire segment during the six months ended June 30, 2024, that were not present in the prior period.

	Six Months Ended June 30,
	2024	2023	Increase/(Decrease)
	(in thousands except per Boe information)
Net crude oil, natural gas, and NGLs sales volume (MBoe)	3,254	3,027	227
Average crude oil, natural gas and NGLs sales price (per Boe)	$66.22	$61.92	$4.30

Net crude oil, natural gas, and NGLs revenue	$216,933	$189,643	$27,290

Operating costs and expenses:
Production expense	84,535	66,804	17,731
FPSO demobilization	—	5,647	(5,647)
Exploration expense	48	65	(17)
Depreciation, depletion and amortization	58,956	62,420	(3,464)
General and administrative expense	14,301	10,619	3,682
Credit losses and other	5,153	1,615	3,538
Total operating costs and expenses	162,993	147,170	15,823
Other operating expense, net	(34)	(303)	269
Operating income	$53,906	$42,170	$11,736

The revenue changes in the six months ended June 30, 2024 compared to the same period in  2023 identified as related to changes in price or volume, are shown in the table below:

(in thousands)
Price(1)	$13,995
Volume	14,078
Other	(779)
$27,294

(1) The price in the table above excludes revenues attributed to carried interests.

The table below shows net production, sales volumes and realized prices for both periods.

	Six Months Ended June 30,
	2024	2023
Net crude oil, natural gas and NGLs production (MBoe)	3,406	3,438
Net crude oil, natural gas and NGLs sales (MBoe)	3,254	3,027

Average realized crude oil, natural gas and NGLs price ($/Boe)	$66.22	$61.92
Average Dated Brent spot price* ($/Bbl)	$83.83	$79.58

*Average of daily Dated Brent spot prices posted on the U.S. Energy Information Administration website.

Crude oil, natural gas and NGL revenues:

Gabon

Crude oil sales in Gabon are a function of the number and size of crude oil liftings in each year and thus crude oil sales do not always coincide with volumes produced in any given year. The Company’s Gabon segment contributed $ 111.2 million of revenue to the Company’s total revenue during the six months ended June 30, 2024. This compares to the $ 114.7 million of revenue contributed by the Gabon segment during the  six months ended June 30, 2023. The total barrels lifted in Gabon for the six months ended  June 30, 2024 was higher when compared to lifting in the 2023 period. This was compounded by the Gabon per barrel price received during the six months ended June 30, 2024 which was $3.94 more than the price received in 2023. Gabon's share of crude oil inventory, excluding royalty barrels, was approximately 129,803 barrels and 227,566 barrels at June 30, 2024 and 2023, respectively.

Egypt

Crude oil sales in Egypt are either sold to a third party via a cargo lifting or sold directly to the government, EGPC. During the  six months ended June 30, 2024, the oil sold in Egypt was through direct sales to EGPC. The Company’s Egypt segment contribute d $72.4 million of revenue to the Company’s total revenue for the  six months ended  June 30, 2024. This compares to the $ 56.1 million of revenue contributed by the Egypt segment during the  six months ended June 30, 2023. At June 30, 2024, the Company’s Egypt segment had no barrels in oil inventory.

Canada

Crude oil sales in Canada are normally sold through pipelines to a third party. The Company’s Canadian segment contributed $ 16.1 million of revenue to the Company’s total revenue for the  six months ended  June 30, 2024. This compares to the $  18.9 million of revenue contributed by the Canadian segment during the  six months ended June 30, 2023.

Cote d'Ivoire

Crude oil sales in Cote d’Ivoire are sold through a marketing contract with an international oil trading company which offers the cargo shipments to buyers, mainly refineries, around the world. The Company's Cote d’Ivoire segment contributed $17.2 million of revenue to the Company’s total revenue during the six months ended  June 30, 2023.

Production expenses increased $17.7 million, or approximately 27%, for the six months ended June 30, 2024 to $84.5 million from $66.8 million for the same period in the prior year. The increase in production expense was primarily driven by the crude oil inventory acquired in the acquisition of Svenska that was recorded at fair value upon acquisition and lower of cost or market in subsequent periods. In addition, VAALCO has seen inflationary pressure on personnel and contractor costs. Further, in February 2024, the Government in Gabon enacted a new Finance Act which has resulted in an increase to withholding taxes on foreign supplied goods and services. On a per barrel basis, production expense, excluding workover expense and stock compensation expense, for the six months ended June 30, 2024 increased to $25.96 per barrel from $22.48 per barrel for the six months ended June 30, 2023 primarily as a result of production volumes for the current period.

FPSO demobilization expense for the six months ended June 30, 2024 and June 30, 2023 was $0.0 and $5.6 million, respectively. In the second quarter of 2023, it was determined that there was more waste than anticipated connected to the FPSO from VAALCO's usage. As such, VAALCO incurred an additional $5.6 million in decommissioning fees, which was reported as a separate line item on the income statement.

Exploration expense for the six months ended June 30, 2024 and 2023 was not material to our results.

Depreciation, depletion and amortization costs decreased $3.5 million, or approximately 6% for the six months ended June 30, 2024 to $59.0 million from $62.4 million for the same period in the prior year. The decrease in depreciation, depletion and amortization expense is due to lower depletable costs in Gabon, Egypt, and Canada partially offset by the addition of Cote d'Ivoire expense related to the Svenska acquisition.

General and administrative expenses increased  $3.7 million, or  35% for the six months ended June 30, 2024 to  $14.3 million from  $10.6 million for the same period in the prior year. The increase in general and administrative expenses is primarily professional service fees, salaries and wages, and accounting and legal fees.

Credit losses and other increased by $3.5 million to $5.2 million for the six months ended June 30, 2024 from $1.6 million for the six months ended June 30, 2023. We adopted Accounting Standards Update 2016-13, Financial Instruments—Credit Losses (“ASU 2016-13”) on January 1, 2023. The increase in Credit losses and other for the six months ended June 30, 2024, is primarily attributable to the receivables with EGPC regarding the settlement of these receivables owed to the Company. As of June 30, 2024, we have an allowance of $11.2 million on our $51.7 million receivables balance with EGPC. Further, the Company received written confirmation from EGPC that $51.7 million was recognized in their June Accounts Payable as owed to Company for our Merged Concession effective date adjustment, from which they will offset $11.2 million to satisfy any obligation of VAALCO or its subsidiaries in connection with the TransGlobe combination.

Other operating expense, net for each of the six months ended June 30, 2024 and  2023 was not material to our results.

Derivative instruments gain (loss), net is attributable to our swaps and collars as discussed in Note 8 to the Financial Statements. Derivative loss increased by  $0.6 million to a loss of  $0.6 million for the  six months ended June 30, 2024 from no gain or loss during the same period in the prior year. Derivative losses for the six months ended  June 30, 2024 are a result of the increase in the price of Dated Brent crude oil over the initial strike price per barrel of the option over the six months ended  June 30, 2024. Our derivative instruments currently cover a portion of our production through March 2025.

Interest expense, net was $2.1 million for the six months ended June 30, 2024 compared to an expense of $3.9 million during the same period in 2023. The decrease of net interest expense for the six months ended June 30, 2024, primarily results from a decrease in our amortization of debt issue costs and commitment fees incurred on the RBL Facility partially offset by interest income.

Other (expense) income, net increased by $2.1 million to an expense of $3.8 million for the  six months ended June 30, 2024 from a  $1.7 million expense for the six months ended June 30, 2023 . Other (expense) income, net, normally consists of foreign currency gains and losses . However, during the  six months ended  June 30, 2024 there was a $3.1 million expense related to transactions costs associated with the Svenska acquisition.

Income tax expense (benefit) for the  six months ended  June 30, 2024 was an expense of  $31.5 million. This is comprised of current tax expense of  $26.4 million including a $0.6 million adverse oil price adjustment as a result of the change in value of the government of Gabon's allocation of Profit Oil between the time it was produced and the time it was taken in-kind. After excluding this impact, current income taxes were $30.9 million for the period.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

We are exposed to market risk, including the effects of adverse changes in commodity prices, foreign exchange rates and interest rates as described below.

FOREIGN EXCHANGE RISK

Our results of operations and financial condition are affected by currency exchange rates. While crude oil sales are denominated in U.S. dollars, portions of our costs in Gabon are denominated in the local currency (the Central African CFA Franc, or XAF), and our VAT receivable as well as certain liabilities in Gabon are also denominated in XAF. A weakening U.S. dollar will have the effect of increasing costs while a strengthening U.S. dollar will have the effect of reducing costs. For our VAT receivable in Gabon, a strengthening U.S. dollar will have the effect of decreasing the value of this receivable resulting in foreign exchange losses, and vice versa. The Gabon local currency is tied to the Euro. The exchange rate between the Euro and the U.S. dollar has historically fluctuated in response to international political conditions, general economic conditions and other factors beyond our control. As of June 30, 2024, we had net monetary assets of $40.8 million (XAF 24,852 million) denominated in XAF. A 10% weakening of the CFA relative to the U.S. dollar would have a $3.7 million reduction in the value of these net assets.

For the three and six months ended June 30, 2024, we had expenditures of approximately $13.2 million and $29.8 million (net to VAALCO), denominated in XAF. Related to our Canadian operations, our currency exchange risk relates primarily to certain cash and cash equivalents, accounts receivable, lease obligations and accounts payable and accrued liabilities denominated in Canadian dollars. We estimate that a 10% decrease in the value of the Canadian dollar against the US dollar would increase the value of the net assets for the six months ended June 30, 2024 by approximately $0.9 million. Conversely, a 10% increase in the value of the Canadian dollar against the US dollar would decrease the value of the net assets for the six months ended June 30, 2024 by approximately $1.1 million.

We are also exposed to foreign currency exchange risk on cash balances denominated in Egyptian pounds. Some collections of accounts receivable from the Egyptian Government are received in Egyptian pounds, and while we are generally able to use the Egyptian pounds received on accounts payable denominated in Egyptian pounds, there remains foreign currency exchange risk exposure on Egyptian pound cash balances. Using month-end cash balances converted at month-end foreign exchange rates at June 30, 2024, we estimate that a 10% increase in the value of the Egyptian pound against the US dollar would increase the cash value for the six months ended June 30, 2024 by $28 thousand. Conversely, a 10% decrease in the value of the Egyptian pound against the US dollar would decrease our US dollar cash value for the six months ended June 30, 2024 by $23 thousand.

We do not utilize derivative instruments to manage foreign exchange risk.

We maintain nominal balances of British Pounds Sterling to pay in-country costs incurred in operating our London office. Foreign exchange risk on these funds is not considered material.

COUNTERPARTY RISK

We are exposed to market risk on our open derivative instruments related to potential nonperformance by our counterparties. To mitigate this risk, we enter into such derivative contracts with creditworthy financial institutions deemed by management as competent and competitive market makers.

COMMODITY PRICE RISK

Our major market risk exposure continues to be the prices received for our crude oil, natural gas and NGLs production. Sales prices are primarily driven by the prevailing market prices applicable to our production. Market prices for crude oil, natural gas and NGLs have been volatile and unpredictable in recent years, and this volatility may continue. Sustained low crude oil, natural gas and NGLs prices or a resumption of the decreases in crude oil, natural gas and NGLs prices could have a material adverse effect on our financial condition, the carrying value of our proved reserves, our undeveloped leasehold interests and our ability to borrow funds and to obtain additional capital on attractive terms. If crude oil sales were to remain constant at the most recent quarterly sales volumes of 1,763 MBoe, a $5 per Bbl decrease in crude oil price would be expected to cause a $8.8 million decrease per quarter in revenues and operating income (loss) and an $8.6 million decrease per year in net income (loss).

With respect to our crude oil sales in Gabon, the price received is based on Dated Brent prices plus or minus a differential. If crude oil sales were to remain constant at the most recent annual sales volumes of 660 MBbls, a $5 per Bbl decrease in crude oil price would be expected to cause a $3.3 million decrease per quarter in revenues and operating income (loss) and a $3.0 million decrease per quarter in net income (loss).

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

With respect to our crude oil and NGLs sales in Canada, the prices received is based on NYMEX WTI (west Texas Intermediate) prices plus or minus a differential. Natural gas sales are based on Canadian index price that whose price is based, in part, on the NYMEX Henry Hub Natural Gas futures contracts. If Canadian BOE sales were to remain constant at the most recent yearly sales volumes of 250 MBbls, a $5 per Bbl decrease in crude oil price would be expected to cause a $1.2 million decrease per quarter in revenues and operating income (loss) and a $0.9 million decrease per quarter in net income (loss).

With respect to our crude oil sales in Cote d'Ivoire, the prices received is based on Dated Brent prices plus or minus a differential. If Cote d'Ivoire sales were to remain constant at the most recent yearly sales volumes of 210 MBbls, a $5 per Bbl decrease in crude oil price would be expected to cause a $1.1 million decrease per quarter in revenues and operating income (loss) and a $0.6 million decrease per quarter in net income (loss).

As of June 30, 2024, we had unexpired derivative instruments outstanding covering approximately 1,041 MBbls of production through March of 2025.  See Note 8 for more information on our derivative contracts.

Interest Rate RISK

Changes in market interest rates affect the amount of interest owed on outstanding balances under our RBL Facility. However, as of June 30, 2024, we had no amounts drawn under the RBL Facility. The commitment fees on the undrawn availability under the RBL Facility are not subject to changes in interest rates. Additionally, changes in market interest rates could impact interest costs associated with any future debt issuances.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The evaluation was performed with the participation of senior management, under the supervision of the principal executive officer and principal financial officer. Based on their evaluation as of June 30, 2024, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For a discussion of our potential risks and uncertainties, see the information in Item 1A. “Risk Factors” in our 2023 Form 10-K and our Q1 2024 Form 10-Q. Except as set forth below, there have been no material changes in our risk factors from those described in our 2023 Form 10-K and Q1 2024 Form 10-Q.

Provisions of our agreements could discourage an acquisition of us by a third-party.

Certain provisions of our production sharing contracts, joint operating agreements and other agreements could make it more difficult or more expensive for a third-party to acquire us or our assets, or may even prevent a third-party from acquiring us or our assets. For example, some of these agreements contain restrictions on assignments of our assets, including requirements to obtain consent from applicable counterparties, preemption rights and requirements to make bonus payments. In some cases, these restrictions apply to “indirect assignments.” By discouraging an acquisition of us or our assets by a third-party, these provisions could have the effect of deterring otherwise interested third-parties from proposing or consummating these acquisitions. This could prevent the holders of our common stock of an opportunity to sell their common stock at a premium over prevailing market prices.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sale of Equity Securities

There were no sales of unregistered securities during the quarter ended June 30, 2024 that were not previously reported on a Current Report on Form 8-K.

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

 ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

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

10.1(a)	Amendment No. 3 to Executive Employment, effective June 6, 2024, by and between VAALCO Energy, Inc. and George W. M. Maxwell.
10.2(a)	Amendment No. 3 to Executive Employment, effective June 6, 2024, by and between VAALCO Energy, Inc. and Ronald Y. Bain.
10.3(a)	Amendment No. 1 to Executive Employment, effective June 6, 2024, by and between VAALCO Energy, Inc. and Thor Pruckl.
10.4(a)	Amendment No. 1 to Executive Employment, effective June 6, 2024, by and between VAALCO Energy, Inc. and Matthew Powers.
31.1(a)	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.
31.2(a)	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.
32.1(b)	Sarbanes-Oxley Section 906 certification of Principal Executive Officer.
32.2(b)	Sarbanes-Oxley Section 906 certification of Principal Financial Officer.
101.INS(a)	Inline XBRL Instance Document.
101.SCH(a)	Inline XBRL Taxonomy Schema Document.
101.CAL(a)	Inline XBRL Calculation Linkbase Document.
101.DEF(a)	Inline XBRL Definition Linkbase Document.
101.LAB(a)	Inline XBRL Label Linkbase Document.
101.PRE(a)	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).

(a) Filed herewith

(b) Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VAALCO ENERGY, INC.

(Registrant)

By	:	/s/ Ronald Bain
Ronald Bain
Chief Financial Officer (Principal Financial Officer)

Dated: August 8, 2024