Form 10-K
period 2024-12-31
VAALCO ENERGY INC /DE/
filed 2025-03-17
CIK 894627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 1-32167
__________________________________________________________________________________________________________
VAALCO Energy, Inc.
(Exact name of registrant as specified on its charter)
__________________________________________________________________________________________________________

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
Securities registered under Section 12(g) of the Exchange Act: None
__________________________________________________________________________________________________________
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2024, the aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates was approximately $641.4 million based on a closing price of $6.27 on June 30, 2024.
As of March 7, 2025, there were outstanding 103,743,163 shares of common stock, $0.10 par value per share, of the registrant.
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
•Bbl/d — Barrels per day.
•Bcf — One billion cubic feet.
•Boe — Barrel of oil equivalent. Volumes of natural gas converted to barrels of oil using a conversion factor of 6,000 cubic feet of natural gas to one barrel of oil.
•BOEPD — One Boe per day
•BOPD — One Bbl per day.
•Km2 — Square Kilometers.
•M3 — Cubic Meters.
•MBbl — One thousand Bbls.
•MMBbl — One million Bbls.
•MBoe — One thousand Boes.
•MMBoe — One million Boes.
•MBopd — One thousand Bbls per day.
•MBOEPD – One thousand Boes per day.
•MCF — One thousand cubic feet.
•MCFD — One thousand cubic feet per day.
•MMBTU – One million British Thermal Units.
•MMcf — One million cubic feet.
•NGLs — Natural Gas Liquids.
•NRI — Working interest volumes less royalty volumes, where applicable.
•WI — Working interest volumes
Terms used to describe legal ownership of crude oil, natural gas and NGLs properties, and other terms applicable to our operations
•2025 RBL Facility (or the “2025 Facility”) — our existing Reserved based lending facility.
•Arta — The Arta field in the West Gharib concession in the Egyptian Eastern Desert.
•BWE Consortium — A consortium of the Company, BW Energy and Panoro Energy provisionally awarded two blocks, Niosi Marin Block (previously G12-13) and Guduma Marin Block (previously H12-13), in the 12th Offshore Licensing Round in Gabon.
•C$ — means Canadian dollars.
•Cardium — The Cardium formation that spans a large area from southwest Alberta to northeast British Columbia, with the producing area concentrated along the eastern slopes of the Rocky Mountains to the northwest of Calgary.
•Carried Interest — Working Interest (as defined below) where the carried interest owner’s share of costs is paid by the non-carried working interest owners. The carried costs are repaid to the non-carried working interest owners from the revenues of the carried working interest owner.
•Crown Royalty — The payments to be made to the Province of Alberta pursuant to the Alberta Crown Agreement or under the generic crown royalty scheme.
•EGPC — Egyptian General Petroleum Corporation.
•Egypt — Arab Republic of Egypt.

•Etame Consortium — A consortium of four companies granted rights and obligations in the Etame Marin block offshore Gabon under the Etame PSC.
•FPSO — A floating, production, storage and offloading vessel.
•FSO – A floating storage and offloading vessel.
•Gabon — Republic of Gabon.
•Merged Concession — The modernized concession that merged the West Bakr, West Gharib and NW Gharib concessions.
•Merged Concession Agreement — The agreement with EGPC for the Merged Concession signed by the Ministry of Petroleum of Egypt at an official signing ceremony on January 19, 2022.
•NW Gharib — The North West Gharib Concession area in Egypt.
•Participating Interest — Working Interest (as defined below) attributable to a non-carried interest owner adjusted to include its relative share of the benefits and obligations attributable to carried working interest owners.
•PSC — A production sharing contract.
•RBL Facility (or the “Facility”) — our prior Reserved based lending facility
•Royalty Interest — A real property interest entitling the owner to receive a specified portion of the gross proceeds of the sale of crude oil, natural gas and NGLs production or, if the conveyance creating the interest provides, a specific portion of crude oil, natural gas and NGLs produced, without any deduction for the costs to explore for, develop or produce the crude oil and, natural gas and NGLs.
•TansGlobe Acquisition — Acquisition of TransGlobe Energy Corporation completed on October 13, 2022.
•West Bakr — The West Bakr Concession area in Egypt.
•West Gharib — The West Gharib Concession area in Egypt.
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
•$ — means U.S. dollars.
Terms used to describe interests in wells and acreage
•Gross crude oil, natural gas and NGLs wells or acres — Gross wells or gross acres represent the total number of wells or acres in which a working interest is owned, before consideration of the ownership percentage.
•Net crude oil, natural gas and NGLs wells or acres — Determined by multiplying “gross” wells or acres by the owned working interest.
Terms used to classify reserve quantities
•Proved developed crude oil, natural gas and NGLs reserves — Developed crude oil, natural gas and NGLs reserves are reserves of any category that can be expected to be recovered:
(i)Through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well; and
(ii)Through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well.
•Proved crude oil, natural gas and NGLs reserves — Proved crude oil, natural gas and NGLs reserves are those quantities of crude oil, natural gas and NGLs, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible (from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations) prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.
(i)The area of the reservoir considered as proved includes:
(A)The area identified by drilling and limited by fluid contacts, if any, and
(B)Adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible crude oil or natural gas on the basis of available geoscience and engineering data.
(ii)In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons as seen in a well penetration unless geoscience, engineering, or performance data and reliable technology establishes a lower contact with reasonable certainty.
(iii)Where direct observation from well penetrations has defined a highest known crude oil elevation and the potential exists for an associated natural gas cap, proved crude oil reserves may be assigned in the structurally higher portions of the reservoir only if geoscience, engineering, or performance data and reliable technology establish the higher contact with reasonable certainty.
(iv)Reserves that can be produced economically through application of improved recovery techniques (including, but not limited to, fluid injection) are included in the proved classification when:
(A)Successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir or an analogous reservoir, or other evidence using reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program was based; and
(B)The project has been approved for development by all necessary parties and entities, including governmental entities.
(v)Existing economic conditions include prices and costs at which economic producibility from a reservoir is to be determined. The price shall be the average price during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first day of the month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.
•Proved undeveloped crude oil, natural gas reserve and NGLs reserves (“PUDs”) — Proved undeveloped crude oil, natural gas and NGLs reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.
(i)Reserves on undrilled acreage shall be limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances.
(ii)Undrilled locations can be classified as having proved undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances, justify a longer time.
(iii)Under no circumstances shall estimates for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty.
•Reserves — Reserves are estimated remaining quantities of crude oil, natural gas, NGLs and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering crude oil, natural gas, NGLs or related substances to market, and all permits and financing required to implement the project.
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
Terms used to describe seismic operations
•Seismic data — crude oil, natural gas and NGLs companies use seismic data as their principal source of information to locate crude oil, natural gas and NGLs deposits, both to aid in exploration for new deposits and to manage or enhance production from known reservoirs. To gather seismic data, an energy source is used to send sound waves into the subsurface strata. These waves are reflected back to the surface by underground formations, where they are detected by geophones that digitize and record the reflected waves. Computers are then used to process the raw data to develop an image of underground formations.
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
As used in this Annual Report, the terms, “we,” “us,” “our,” the “Company” and “VAALCO” refer to VAALCO Energy, Inc. and its consolidated subsidiaries, unless the context otherwise requires. The Company’s consolidated subsidiaries include VAALCO Gabon (Etame), Inc., VAALCO Production (Gabon), Inc., VAALCO Gabon S.A., VAALCO Angola (Kwanza), Inc., VAALCO Energy (EG), Inc., VAALCO Energy Mauritius (EG) Limited, VAALCO Energy, Inc. (UK Branch), VAALCO Energy (USA), Inc, VAALCO Energy (International), LLC, VAALCO Energy (Holdings), LLC, VAALCO International Management, LLC, VAALCO Energy Canada, Inc., TG Energy UK Ltd, VAALCO Egypt Holdings Inc., TransGlobe Holdings Yemen Inc., VAALCO West Bakr Inc., VAALCO West Gharib Inc., TG Energy Marketing Inc., VAALCO NW Gharib Inc., VAALCO S Ghazalat Inc, VAALCO Energy Cote d'Ivoire AB, VAALCO Energy Cote d'Ivoire Holding AB, SPE Nigeria AB, VAALCO Energy Cote d'Ivoire SPE AB and Svenska Nigeria Exploration & Production Ltd.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and may also include forward-looking information within the meaning defined under applicable Canadian securities laws (collectively, “forward-looking statements”), which are intended to be covered by the safe harbors created by those laws. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, included in this Annual Report that address activities, events or developments that we expect or anticipate may occur in the future, including without limitation, statements regarding our financial position, operating performance and results, reserve quantities and net present values, market prices, business strategy, derivative activities, the amount and nature of capital expenditures, payment of dividends and plans and objectives of management for future operations are forward-looking statements. When we use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “forecast,” “outlook,” “aim,” “target,” “will,” “could,” “should,” “may,” “likely,” “plan,” and “probably” or the negative of such terms or similar expressions, we are making forward-looking statements. Many risks and uncertainties that could affect our future results and could cause results to differ materially from those expressed in our forward-looking statements include, but are not limited to:
•the impact of world health events, including any related impact on global demand for crude oil and crude oil prices, potential difficulties in obtaining additional liquidity when and if needed, disruptions in global supply chains and disruptions to our workforce;
•the impact of any future production quotas imposed by Gabon, as a member of the Organization of the Petroleum Exporting Countries (“OPEC”), as a result of agreements among OPEC, Russia and other allied producing countries with respect to crude oil production levels;
•volatility of, and declines and weaknesses in crude oil and, natural gas and NGLs prices, as well as our ability to offset volatility in prices through the use of hedging transactions;
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
•weather conditions;
•the uncertainty of estimates of crude oil, natural gas reserves and NGLs;
•currency exchange rates and regulations;
•unanticipated issues and liabilities arising from non-compliance with environmental regulations;
•the ultimate resolution of our abandonment funding obligations with the government of Gabon and the audit of our operations in Gabon currently being conducted by the government of Gabon;
•our limited control over the assets we do not operate;
•our ability to extend the Block CI-40 Petroleum Production Sharing Contract (the “Block CI-40 PSC”) in Cote d’Ivoire;

•the impact and duration of scheduled maintenance of the floating, production, storage and offloading vessel in Cote d’Ivoire;
•the timing of payment(s) from EGPC relating to the Effective Date Adjustment (as defined below);
•the availability and cost of seismic, drilling and other equipment;
•difficulties encountered in measuring, transporting and delivering crude oil, natural gas, and NGLs to commercial markets;
•timing and amount of future production of crude oil, natural gas and NGLs;
•hedging decisions, including whether or not to enter into derivative financial instruments;
•general economic conditions, including any future economic downturn, the impact of inflation or tariffs, disruptions in financial credit and other disruptions resulting from geo-political events such as the Russian invasion of Ukraine, the conflict in the Middle East, and trade tensions between the U.S. and China;
•our ability to enter into new customer contracts;
•changes in customer demand and producers’ supply;
•actions by governments and other significant actors with respect to events occurring in the countries in which we operate;
•actions by our joint venture owners;
•compliance with, or the effect of changes in, governmental regulations regarding our exploration, production, and well completion operations, including those related to climate change;
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

Risk Factor Summary
Below is a summary of our risk factors. The risks below are those that we believe are the material risks that we currently face but are not the only risks facing us and our business. If any of these risks actually occur, our business, financial condition and results of operations could be materially adversely affected. See “Item 1A.Risk Factors” beginning on page 29 and the other information included elsewhere or incorporated by reference in this annual report for a discussion of factors you should carefully consider before deciding to invest in our common stock.
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
•The Company does not always control decisions made under joint operating agreements, and the parties under such agreements may fail to meet their obligations. In addition, we have limited control over the assets we do not operate.
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
•If our assumptions underlying accruals for abandonment and decommissioning costs are too low, we could be required to expend greater amounts than expected.
•We may not generate sufficient cash to satisfy our payment obligations under the Merged Concession Agreement or be able to collect some or all of our receivables from EGPC, which could negatively affect our operating results and financial condition.
•We could lose our interest in Block P in Equatorial Guinea if we do not meet our commitments under the production sharing contract and there are no assurances that we will be able to extend Block CI-40 PSC.
•The FPSO in Côte d'Ivoire ceased hydrocarbon production on January 31, 2025 for scheduled maintenance. Our results will be adversely affected until the FPSO is returned to service which may be a time later than we expect.
•Commodity derivative transactions that we enter into may fail to protect us from declines in commodity prices and could result in financial losses or reduce our income.
•We are exposed to the credit risks of the third parties with whom we contract.
•Our business could be materially and adversely affected by security threats, including cybersecurity threats, and other disruptions.
•Current and future geopolitical events outside of our control could adversely impact our business, results of operations, cash flows, financial condition and liquidity.
•Production cuts mandated by the government of Gabon, a member of OPEC, could adversely affect our revenues, cash flow and results of operations.
•We have less control over our investments in foreign properties than we would have over our domestic investments.
•Our operations may be adversely affected by political and economic circumstances in the countries in which we operate.
•Inflation could adversely impact our ability to control costs, including operating expenses and capital costs.
•Our results of operations, financial condition and cash flows could be adversely affected by changes in currency exchange rates.
•We operate in international jurisdictions, and we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-corruption laws.

•We have identified material weaknesses in our internal control over financial reporting for the fiscal year ended December 31, 2024. If we are unable to remediate these material weaknesses or if we identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, we may not be able to accurately or timely report financial information.
•Our business could suffer if we lose the services of, or fail to attract, key personnel.
•We may be exposed to the risk of earthquakes in Alberta, Canada and risks related to hydraulic fracking.
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
•There may be valid challenges to title or legislative changes which affect our title to the oil, natural gas and NGLs properties we control in Canada.
•Crude oil, natural gas and NGLs prices are highly volatile and a depressed price regime, if prolonged, may negatively affect our financial results.
•Exploring for, developing, or acquiring reserves is capital intensive and uncertain.
•Competitive industry conditions may negatively affect our ability to conduct operations.
•Weather, unexpected subsurface conditions and other unforeseen operating hazards may adversely impact our crude oil, natural gas and NGLs activities.
•An increased societal and governmental focus on ESG and climate change issues may adversely impact our business, impact our access to investors and financing, and decrease demand for our product.
•We face various risks associated with increased opposition to and activism against crude oil, natural gas and NGLs exploration and development activities.
•Our operations are subject to risks associated with climate change and potential regulatory programs meant to address climate change; these programs may impact or limit our business plans, result in significant expenditures or reduce demand for our product.
•Compliance with applicable environmental laws and other government regulations could be costly and could negatively impact production.
•A significant level of indebtedness incurred under the 2025 Facility may limit our ability to borrow additional funds or capitalize on acquisition or other business opportunities in the future. In addition, the covenants in the 2025 Facility impose, and any successor debt agreement may impose, restrictions that may limit our ability and the ability of our subsidiaries to take certain actions. Our failure to comply with these covenants could result in the acceleration of any future outstanding indebtedness under the 2025 Facility or such successor debt agreement.
•The borrowing base under the 2025 Facility may be reduced pursuant to the terms of the 2025 Facility Agreement (defined below), which may limit our available funding for exploration and development. We may have difficulty obtaining additional credit, which could adversely affect our operations and financial position.

PART I
Item 1. Business
OVERVIEW AND STRATEGY
We are an independent energy company headquartered in Houston, Texas engaged in the acquisition, exploration, development and production of crude oil, natural gas and NGLs. We have a diversified, African-focused asset portfolio in Gabon, Egypt, Cote d'Ivoire and Equatorial Guinea, as well as producing properties in Canada.
Our overall business strategy is to maximize the value of our current resources and expand into new development opportunities across our strategically complementary asset base. We intend to accelerate shareholder returns and increase shareholder value by controlling operating costs and capital expenditures, maximizing reserve recoveries and making disciplined strategic accretive acquisitions that meet our strategic and financial objectives. Specifically, we seek to:
•Focus on maintaining production and lowering costs to increase margins and preserve optionality to capitalize on an increase in crude oil, natural gas and NGLs prices;
•Manage capital expenditures related to our drilling programs so that expenditures can be funded by cash on hand and cash from operations;
•Continue our focus on operating safely and complying with internationally accepted environmental operating standards;
•Optimize production through careful management of wells and infrastructure;
•Maximize our cash flow and income generation;
•Continue planning for additional development of our properties;
•Preserve a strong balance sheet by maintaining conservative leverage ratios and exhibiting financial discipline;
•Opportunistically hedge against exposures to changes in crude oil, natural gas or NGLs prices; and
•Actively pursue strategic, value-accretive mergers and acquisitions of similar properties to diversify our portfolio of producing assets.
We believe that our quality portfolio, strong management and technical expertise specific to the markets in which we operate, and our ongoing focus on maintaining a competitive cost structure and disciplined capital allocation framework, position us to achieve our business strategy and navigate a variety of commodity price environments. Over the past years, we have delivered on our focused strategy and believe we will continue to do so with the organic growth programs across our diversified portfolio over the coming years.

2024 ACQUISITION

On April 30, 2024, we completed the acquisition of Svenska Petroleum Exploration Aktiebolag, a company incorporated in Sweden (“Svenska”), whereby we acquired all of the issued shares in the capital of Svenska and Svenska became a direct wholly-owned subsidiary of the Company (“Svenska Acquisition”) for a net adjusted purchase price of $40.2 million. The purchase price was funded with the Company's cash on hand. As a result of the Svenska Acquisition, we acquired Svenska’s primary asset: a 27.39% non-operated working interest in the deepwater producing Baobab field in Block CI-40, offshore Cote d’Ivoire in West Africa. We also acquired a 21.05% non-operated working interest in OML 145, a non-producing discovery located offshore of Nigeria that is not expected to be developed at this time.

In March 2025, the Company farmed into the CI-705 block offshore Côte d’Ivoire. The Company will become operator of the CI-705 block with a 70% working interest and a 100% paying interest though a commercial carry arrangement and is partnering with two other parties. The CI-705 block is located in the Tano basin, west of the Company's CI-40 Block, where the Baobab and Kossipo oil fields are located. The Company has made approximately $3.0 million in cash payments related to the acquisition.

SEGMENT AND GEOGRAPHIC INFORMATION

For additional operating segment and geographic financial information, see Part IV, Item 15., Note 5. Segment Information to the Consolidated Financial Statements. Our reportable operating segments are Gabon, Egypt, Cote d'Ivoire, Canada and Equatorial Guinea.
The following table sets out a brief comparative summary of certain key data for each of the Company’s operating segments. Additional data and discussion are provided in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

	Year Ended December 31, 2024			As of December 31, 2024
	Production Volumes(1)	Percentage of Total Production	Revenue	Year-End Estimated Proved Reserves	Percentage of Total Estimated Proved Reserves
	(In MBoe)		(In thousands)	(in MBoe)
Gabon	2,783	38%	$205,954	11,063	25%
Egypt	2,585	35%	145,966	9,448	21%
Cote d'Ivoire(2)	1,058	15%	95,082	16,381	36%
Canada	870	12%	31,986	8,126	18%
Equatorial Guinea(3)	—	—%	—	—	—%
	7,296	100%	$478,988	45,018	100%
(1) Production volumes are reported on NRI basis.
(2) For the period from April 30, 2024, the close date of the Svenska Acquisition, through December 31, 2024.
(3) Undeveloped properties.
Gabon Segment
During 2024, our producing properties in Gabon produced approximately 2,783 MBoe or 38% of our total production. Our Gabon production for the period was 100% crude oil.
We own a working interest in, and are the operator of, the Etame PSC related to the Etame Marin block located offshore Gabon in West Africa. The Etame Marin block covers an area of approximately 46,200 gross acres located 20 miles offshore in water depths of approximately 250 feet. Currently, we own a 58.8% working interest in the Etame Marin block, and we are designated as the operator on behalf of the Etame Consortium. The block is subject to a 7.5% back-in carried interest by the government of Gabon, which they have assigned to a third party. Our working interest will decrease to 57.2% in June 2026 when the back-in carried interest increases to 10%.
The terms of the Etame PSC include provisions for payments to the government of Gabon for: royalties based on 13% of production at the published price and a shared portion of Profit Oil determined based on daily production rates, as well as a gross carried working interest of 7.5% (increasing to 10% beginning June 20, 2026) for all costs. The term of the Etame PSC extends through 2028 with two five-year options to extend the PSC (the “PSC Extension”). The PSC Extension provides us with the extended time horizon necessary to pursue developing the resources we have identified at Etame. The government of Gabon has currently elected to take its Profit Oil in-kind.
We are a member of the BWE Consortium that was provisionally awarded two blocks in the 12th Offshore Licensing Round in Gabon. The BWE Consortium and the government came to an agreement on the fiscal terms of the PSC on February 9, 2024. All parties to the BWE Consortium signed the PSC with the Gabonese Government during the fourth quarter of 2024. Pursuant to the terms of the PSC, BW Energy will be the operator with a 37.5% working interest, and VAALCO and Panoro Energy will have 37.5% and 25% working interests, respectively, as non-operating joint owners. The two blocks, covered by the PSC, Niosi Marin Block (previously G12-13) and the Guduma Marin Block (previously H12-13) cover an area of 2,989 square kilometers and 1,929 square kilometers, respectively, are adjacent to our Etame PSC as well as BW Energy and Panoro’s Dussafu PSC offshore Southern Gabon. In February 2025, the decree by the Gabonese government approving the PSCs for the Niosi Marin Block and the Guduma Marin Block was published.
Egypt Segment
For the year ended December 31, 2024, our Egypt Segment properties contributed approximately 2,585 MBoe or 35% of our total production. Our Egyptian production for the period was 100% crude oil.
In Egypt, our interests are spread across two regions: the Eastern Desert, which contains the West Gharib, West Bakr and North West Gharib merged concessions, and the Western Desert, which contains the South Ghazalat concession. The Eastern Desert merged concession is approximately 45,067 acres and the Western Desert, South Ghazalat concession, is approximately 7,340 acres. Both of our Egyptian blocks are subject to PSCs with EGPC, the Egyptian government and VAALCO. We have an equal ownership interest, with EGPC owning the other portion, in the joint venture that has a 100% working interest in both PSCs. The PSC for the Merged Concession has a term ending year 2035, while for South Ghazalat, we have until the end of March 2025 to extend the term of PSC depending on successful drilling activity.
Under the terms of the Merged Concession Agreement, the Company is obligated to make modernization payments to the Minister of Petroleum and Mineral Resources and is also required to deliver minimum financial work commitments. Please see Part IV, Item 15., Note 12. Commitments and Contingencies, to the Consolidated Financial Statements for further discussion on the modernization payments.
Cote d'Ivoire Segment
For the period from April 30, 2024, the closing date of the Svenska Acquisition, through December 31, 2024, the properties in Cote d'Ivoire produced approximately 1,058 MBoe or 15% of our total 2024 production. Our Cote d'Ivoire production for the period was 100% crude oil.
The Company holds a 27.4% non-operated working interest (30.4% paying interest) in CI-40 in the deepwater producing Baobab field in Block CI-40, offshore Cote d’Ivoire in West Africa. Crude oil from the Baobab field is produced to a dedicated FPSO with the associated natural gas delivered onshore via a subsea pipeline. The PSC license in Cote d’Ivoire has an initial term expiring on April 11, 2028 with a ten-year extension option that, if exercised, would extend the term until April 2038. The field has been developed with 24 subsea production wells and 5 water injector wells tied back to a leased FPSO. At year end, 9 of these wells were in production with the other 20 being shut in.
The FPSO will be in transit to dry dock in early 2025 for planned maintenance and upgrades. It has ceased hydrocarbon production as scheduled on January 31, 2025 and the final lifting of crude oil from the FPSO concluded on February 6, 2025. The project team mobilization efforts are on schedule and have significantly progressed, deploying the necessary workforce support vessels and equipment to facilitate the safe disconnection of the FPSO. The vessel is planned to be wet towed to the shipyards in Dubai for refurbishment upon departure from the field.
Significant development drilling is expected to begin in 2026 after the FPSO is expected to return to service with meaningful additions to production from the main Baobab field in CI-40.
Canada Segment
During 2024, the properties in Canada produced approximately 870 MBoe or 12% of our total production. Our Canadian production for the period was 40% crude oil, 29% natural gas and 31% NGLs.
We own production and working interests in Cardium light oil and Mannville liquids-rich gas assets in Harmattan, which is a core play in the Western Canadian Sedimentary Basis, and is located approximately 80 kilometers north of Calgary, Alberta. These properties produce oil and associated natural gas from the Cardium zone and liquids-rich natural gas from zones in the Lower Mannville and Rock Creek formations at vertical depths of 2,000 to 2,600 meters. The Harmattan property covers 49,100 gross acres of developed land and 28,900 gross acres of undeveloped land. We also own a 100% working interest in a large oil battery and a compressor station where a majority of oil volumes are processed. All gas is delivered to a third party non-operated gas plant for processing.
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
Equatorial Guinea Segment
We currently own a 60% working interest in an undeveloped portion of Block P offshore Equatorial Guinea where we are the designated operator. In the event that there is commercial production from Block P, the Company is obligated to make a potential future payment of $6.8 million to the national oil company of Equatorial Guinea, who is a party to the Block P PSC. The Block P PSC provides for a development and production period of 25 years, commencing from the first oil production from Block P. We have completed a feasibility study of a standalone production development opportunity of the Venus field discovery on Block P and submitted a plan of development (“Venus Plan of Development”) to the Equatorial Guinea Ministry of Mines and Hydrocarbons (“EG MMH”), which was approved in September 2022. After further negotiations and the agreement on certain terms relating to the joint operations were reached, the EG MMH directed that activities relating to the Venus Plan of Development resume in August 2023. These developments required a Third Amendment to the Joint Operating Agreement before proceeding.

The Third Amendment to the Joint Operating Agreement (“JOA”) was approved by all parties to the JOA, and the EG MMH in February 2024. With the approval of the JOA, the work could commence on the engineering for the Venus Development to enable a Final Investment Decision (“FID”) on the Venus Development. The 2024 amended budget was approved by all partners in May 2024, and then approval was requested from EG MMH. At the end of the 30-day waiting period, the budget was deemed to be approved, and the corresponding Authorization for Expenditures was sent to all partners. It was unanimously approved in June 2024, and the implementation of the FEED phase was initiated. The project is on schedule and focuses on key areas of drilling evaluations, facilities design, market inquiries and metocean review. The ultimate objective is to obtain an FID determination by the end of the second quarter of 2025.
Production Sharing Contracts
Exploration and production activities of our assets in Gabon, Egypt, Cote d'Ivoire, and Equatorial Guinea are generally governed by PSCs.
Our oil entitlement under the PSCs is generally the sum of cost oil, profit oil and excess cost oil, if applicable. Under the terms of the PSCs, the Company is typically the contractor partner (“Contractor”) and bears the risk and cost of exploration, development, and production activities. In return, if exploration is successful, the Contractor receives entitlement to variable physical volumes of hydrocarbons, representing recovery of the costs incurred (“Cost Oil”) and a stipulated share of production after cost recovery (“Profit Oil”).
The Contractor may be obligated to make royalty payments to the host government of each country using a variable percentage based on gross daily production levels. The remaining oil production, after deducting the gross royalty, if any, is split between Cost Oil and Profit Oil. Cost Oil is up to a maximum percentage and is allocated to recover approved operating and capital costs spent on specific projects. Excess Cost Oil, which is Cost Oil less the actual cost recovery, is further shared between the host government and the Contractor. Except as otherwise disclosed, all crude oil sales are priced at current market rates at the time of sale.
In Egypt, our share of royalties is paid out of the government's share of production, while in Gabon, the government receives a fixed royalty rate of 13%. Additionally, the income tax to which the Contractor is subject to (“Profit Oil Tax”), is deemed to have been paid to the host government as part of the payment of Profit Oil or is captured in the entitled share of Profit Oil production paid in-kind to the host government, and therefore no additional tax burden is due. Under this arrangement taxation is based on a set percentage of average daily production volume.

DRILLING ACTIVITY
The following table sets forth the total number of completed exploratory and development wells in 2024, 2023 and 2022 on a gross and net basis:

	Gross			Net
	2024	2023	2022	2024	2023	2022
Exploratory wells
Productive	—	—	—	—	—	—
Dry	—	2	2	—	2	2
In progress	—	—	—	—	—	—
Development wells
Productive	6	18	9	6	18	7.4
Dry	—	—	—	—	—	—
In progress	1	—	1	1	—	1
Total wells	7	20	12	7	20	10.4
See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Recent Operational Updates,” for additional description of Vaalco’s drilling and completion activities during the year ended December 31, 2024.

ACREAGE AND PRODUCTIVE WELLS
The following table sets forth information as of December 31, 2024 relating to our leasehold acreage.

	Developed		Undeveloped		Total
Acreage in thousands	Gross	Net	Gross	Net	Gross	Net
Gabon	6.9	4.1	39.4	23.1	46.3	27.2
Egypt	29.2	29.2	23.3	23.3	52.5	52.5
Cote d'Ivoire	3.5	1.0	43.3	11.4	46.8	12.4
Canada	49.1	44.6	28.9	24.9	78	69.5
Equatorial Guinea	—	—	57.3	34.4	57.3	34.4
Total acreage	88.7	78.9	192.2	117.1	280.9	196.0
Summary of Acreage Terms
The expiration dates of the term of our concessions associated with each operating area are as follows:

	Term	Extension Option
Gabon	2028	Two 5-Year Options
Egypt
Merged Concession	2035	5 years
Western Desert(1)	2025	—
Cote d'Ivoire	2028	10 years
Equatorial Guinea	25 years from first oil production
(1) We are currently in negotiations with EGPC to extend the term of the Western Desert concession as we continue to evaluate our strategic options in the area.

For Canada, a significant portion of undeveloped acres is generally held by production by areas that are producing reserves. At December 31, 2024, approximately 59% of Canada’s net undeveloped acreage (14,584 acres) has no expiration risk within the next three years (2025 through 2027).
The following table sets forth information at December 31, 2024 relating to the productive wells in which we owned a working interest as of that date. Gross wells are the total number of producing wells in which we have an interest, and net wells are the sum of our fractional working interests owned in gross wells.

	Productive crude oil wells		Productive natural gas wells
	Gross	Net	Gross	Net
Gabon	14	8.2	—	—
Egypt	130	130	—	—
Cote d'Ivoire	7	1.9	—	—
Canada	70	68.3	54	51.1
Total Productive crude oil wells	221	208.4	54	51.1

RESERVE INFORMATION
Estimated Reserves and Estimated Future Net Revenues
Reserve Data
The tables below sets forth our estimated net proved reserve quantities for the year ended December 31, 2024. The Gabon, Egypt and Cote d'Ivoire information was evaluated by the independent petroleum engineering firm, Netherland, Sewell & Associates, Inc. (“NSAI”). Canada information was evaluated by the independent firm, GLJ Ltd. (“GLJ”). The proved reserve quantities are calculated based on our NRI.

	Year Ended December 31, 2024
	Crude Oil (MBbls)	Natural Gas (MMcf)(1)	NGLs (MBbls)	Total (MBoe)(1)
Proved developed reserves
Gabon	6,830	—	—	6,830
Egypt	8,962	—	—	8,962
Cote d'Ivoire	118	47	—	126
Canada	1,480	10,490	1,744	4,972
Total proved developed reserves	17,390	10,537	1,744	20,890
Proved undeveloped reserves
Gabon	4,233	—	—	4,233
Egypt	486	—	—	486
Cote d'Ivoire	15,134	6,504	—	16,255
Canada	1,286	5,590	936	3,154
Total proved undeveloped reserves	21,139	12,094	936	24,128
Total proved reserves	38,529	22,631	2,680	45,018
(1)To convert Natural Gas to MBoe, MMcf is divided by 6 for Canada reserves, and MMcf is divided by 5.8 for Cote d'Ivoire reserves.
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

For 2024 and 2023, the adjusted average prices of crude oil used for our reserves estimates were as follows:

	Year Ended December 31,
	2024	2023
	Crude Oil ($/Bbl)
Gabon	$81.08	$83.22
Egypt	$65.48	$64.59
Cote d'Ivoire	$79.70	$—
Canada	$69.12	$71.67
For 2024 and 2023, the adjusted average prices for our reserves associated with natural gas and NGLs were as follows:

	Year Ended December 31,
	2024	2023
Cote d'Ivoire
Natural Gas ($/Mcf)	$2.77	$—
Canada
Natural Gas ($/Mcf)	$0.95	$1.91
Canada
Ethane ($/Bbl)	$3.52	$5.20
Propane ($/Bbl)	$19.46	$20.18
Butane ($/Bbl)	$30.68	$36.69
Condensates ($/Bbl)	$69.59	$74.76
Standardized Measure
The following table sets forth the standardized measure of discounted future net cash flows:

	As of December 31,
	2024	2023	2022
	(in thousands)
Gabon	$73,011	$107,824	$244,427
Egypt	135,139	161,747	226,888
Cote d'Ivoire	124,143	—	—
Canada	47,107	72,363	153,150
Standardized measure of discounted future net cash flows	$379,400	$341,934	$624,465
The information set forth in the tables includes revisions for certain reserve estimates attributable to proved properties included in preceding years’ estimates. Such revisions are the result of additional information from subsequent completions and production history from the properties involved or the result of an increase or decrease in the projected economic life of such properties resulting from changes in product prices, estimated operating costs and other factors. Crude oil amounts shown for Gabon, Egypt and Cote d'Ivoire are recoverable under the respective PSCs, and the reserves in place at the end of the contract remain the property of each host government. The reserves at the end of the contract, including extensions, are not included in the table above.
We do not reflect proved reserves on discoveries in our reserve estimates until such time as a development plan has been prepared and approved by our joint venture owners and the host government, where applicable.
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
The following table discloses our estimated PUD reserve activities:

Proved Undeveloped Reserves
(MBoe)
Beginning proved undeveloped reserves at December 31, 2023	6,193
Undeveloped reserves converted to developed reserves	(56)
Acquisitions	15,670
Revisions	2,698
Extensions and discoveries	(377)
Ending proved undeveloped reserves at December 31, 2024	24,128

Our PUD reserves at December 31, 2024 increased by 17.9 MMBoe, primarily due to:
Acquisition — Acquisition of reserves of 15.7 MMBoe from the Svenska Acquisition.
Conversion to Proved Developed — Conversions of 0.1 MMBoe are attributable to our Egypt segment where one well was drilled, which was previously classified as PUDs was converted to proved developed producing (“PDP”) as part of the 2024 drilling program. The Company spent approximately $11.4 million in 2024 to convert PUDs to PDPs in Egypt.
Revisions of Previous Estimates — We had positive revisions of 3.9 MMBoe primarily attributable to our Gabon segment due to increased recovery both from field performance and development activities, offset by negative revisions of 1.2 MMBoe in Canada.
Extensions and Discoveries — Extensions and discoveries of 0.4 MMBoe are primarily due to our Canada segment where the wells drilled in 2024 proved up areas surrounding the drilling locations and future drilling locations were added in that area.
Controls over Reserve Estimates
Our policies and practices regarding internal controls over the recording of reserves are structured to objectively and accurately estimate our crude oil, natural gas, and NGLs reserves quantities and present values in compliance with SEC regulations and generally accepted accounting principles in the U.S. (“GAAP”). Compliance with these rules and regulations with respect to our reserves is the responsibility of the Technical & Reserves Committee of the Board of Directors (the “Technical & Reserves Committee”) and our reservoir engineer, who is our principal engineer. Our principal engineer has over 30 years of experience in the crude oil and natural gas industry, including over 10 years as a reserve evaluator and trainer, and is a qualified reserves estimator, as defined by the Society of Petroleum Engineers’ standards. Further professional qualifications include a Master’s degree in petroleum engineering and Texas Professional Engineering (PE) certification, extensive internal and external reserve training, and asset evaluation and management. In addition, the principal engineer is an active participant in industry reserve seminars, professional industry groups and is a member of the Society of Petroleum Engineers. The Technical & Reserves Committee meets periodically with senior management to discuss matters and policies related to reserves.
Our controls over reserve estimation include engaging and retaining qualified independent petroleum and geological firms with respect to reserves information. We provide information to our independent reserve engineers about our crude oil, natural gas and NGLs properties in Gabon, Egypt, Cote d'Ivoire and Canada which includes, but is not limited to, production profiles, ownership and production sharing rights, prices, costs and future drilling plans. Our independent reserve engineers prepare their own estimates of the reserves attributable to our properties. The reserves estimates for our

Gabon, Egypt, Cote d'Ivoire and Canada assets shown herein have been independently evaluated by NSAI (Gabon, Egypt and Cote d'Ivoire), GLJ (Canada) and our Technical & Reserves Committee.
NET VOLUMES SOLD, PRICES, AND PRODUCTION COSTS
Net volumes sold, average sales prices per unit, and production costs per unit for our 2024, 2023 and 2022 operations are shown in the tables below.

	Production Volumes (3)			Sales Volumes (3)			Average Sales Price (3)			Average Production Cost (3)
	Crude Oil (MBbl)	Natural Gas (MMcf)	NGLs (MBbl)	Crude Oil (MBbl)	Natural Gas (MMcf)	NGLs (MBbl)	Crude Oil (Per Bbl)	Natural Gas (per Mcf)	NGLs (Per Bbl)	Total (per BoE)
Year Ended December 31, 2024
Gabon	2,783	—	—	2,584	—	—	$78.81	$—	$—	$24.08
Egypt	2,585	—	—	2,585	—	—	56.47	—	—	19.64
Cote d'Ivoire (1)	1,058	—	—	1,223	—	—	77.74	—	—	31.08
Canada	350	1,542	269	350	1,542	269	70.69	1.04	25.43	12.99
Total	6,776	1,542	269	6,742	1,542	269	$65.64	$1.04	$25.43	$22.51

Year Ended December 31, 2023
Gabon	3,197	—	—	3,196	—	—	$79.80	$—	$—	$27.26
Egypt	2,771	—	—	2,771	—	—	58.11	—	—	19.77
Canada	334	1,528	270	334	1,528	270	71.88	1.93	26.58	11.02
Total	6,302	1,528	270	6,301	1,528	270	$69.84	$1.93	$26.58	$22.16

Year Ended December 31, 2022
Gabon	2,971	—	—	2,919	—	—	$103.09	$—	$—	$33.18
Egypt(2)	547	—	—	547	—	—	69.00	—	—	21.84
Canada(2)	72	396	73	93	335	63	79.56	4.00	36.12	9.33
Total	3,590	396	73	3,559	335	63	$97.24	$4.00	$36.12	$30.12
(1)Reflects sales and production costs from April 30, 2024 through December 31, 2024 related to the Svenksa Acquisition.
(2)Reflects sales and production costs from October 14, 2022 through December 31, 2022 related to the TransGlobe Acquisition.
(3)The production volumes, average sales price, sales volumes and per Boe information are reported on NRI basis.

AVAILABLE INFORMATION
VAALCO Energy, Inc. is a Delaware corporation, incorporated in 1985 and headquartered at 2500 CityWest Blvd., Suite 400, Houston, Texas 77042. Our telephone number is (713) 623-0801 and our website address is www.vaalco.com. We make available, free of charge on our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, at https://www.vaalco.com/investors/sec-filings as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. These reports and other information are also available on the SEC's website at https://www.sec.gov. Information contained on our website and the SEC’s website is not incorporated by reference into this Annual Report. We have placed on our website copies of charters for our Audit Committee, Compensation Committee and Environmental, Social and Governance Committee as well as our Code of Business Conduct and Ethics (“Code of Ethics”), Corporate Governance Principles and Code of Ethics for the CEO and Senior Financial Officers. Stockholders may request a printed copy of these governance materials by writing to the Company Secretary, VAALCO Energy, Inc., 2500 CityWest Blvd., Suite 400, Houston, Texas 77042. We intend to disclose updates or amendments to our Code of Ethics and Code of Ethics for the CEO and Senior Financial Officers on our website within four business days following the date of such update or amendment.

CUSTOMERS
For the years ended December 31, 2024, 2023 and 2022, our revenue concentration by customer for each operating segment are shown on the table below.

	Year Ended December 31,
	2024 (1)	2023	2022 (2)
Gabon	100%	100%	100%
Egypt	100%	62% and 38%	100%
Cote d'Ivoire	87% and 13%	—	—
Canada	41%, 32% and 21%	52%, 37% and 7%	54%, 32% and 14%
(1)For Cote d'Ivoire, reflects sales from April 30, 2024 through December 31, 2024 related to the Svenska Acquisition.
(2)For Egypt and Canada, reflects sales from October 14, 2022 through December 31, 2022 related to the TransGlobe Acquisition.
EMPLOYEES AND HUMAN CAPITAL RESOURCE MANAGEMENT
We operate on the fundamental philosophy that people are our most valuable asset as every person who works for us has the potential to impact our success. Identifying quality talent is at the core of everything we do and our success is dependent upon our ability to attract, develop and retain highly qualified employees. Our core values include honesty/integrity, treating people fairly, high performance, efficient and effective processes, open communication and being respected in our local communities. These values establish the foundation on which our culture is built and represent the key expectations we have of our employees. We believe our culture and commitment to our employees creates an environment that allows us to attract and retain our qualified talent, while simultaneously providing significant value to us and our stockholders by helping our employees attain their highest level of creativity and efficiency.
Demographics
As of December 31, 2024, we had 230 full-time employees, 119 of whom were located in Gabon, 39 in Egypt, 11 in Canada, 1 in Cote d'Ivoire, 1 in Equatorial Guinea, 54 in Houston and 5 corporate employees based in London. We also had 61 contractors in Gabon, 14 contractors in Egypt, 6 contractors in Canada and 24 contractors in Houston as of December 31, 2024. We are not subject to any collective bargaining agreements, although some of the national employees in Gabon are members of the NEOP (National Organization of Petroleum Workers) union. We believe relations with our employees are satisfactory.
Diversity and Inclusion
We value building diverse teams, embracing different perspectives and fostering an inclusive, empowering work environment for our employees. We have a long-standing commitment to equal employment opportunity as evidenced by our Equal Employment Opportunity policy. Approximately 19% of our management team are female employees, 96% of our Gabon workforce is Gabonese and 85% of our Egypt workforce is Egyptian.
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
Professional Development, Safety and Training
We believe that key factors in employee retention are professional development, safety and training. We have training programs across all levels to meet the needs of various roles, specialized skill sets and departments across the Company. We provide compliance education as well as general workplace safety training to our employees and offer Occupational Safety and Health Administration training to key employees. We are committed to the security and confidentiality of our employees’ personal information and employ software tools and periodic employee training programs to promote security and information protection at all levels. We utilize certain employee turnover rates and productivity metrics in assessing our employee programs to ensure that they are structured to instill high levels of in-house employee tenure, low levels of voluntary turnover and the optimization of productivity and performance across our entire workforce. Additionally, we have a performance evaluation program which adopts a modern approach to valuing and strengthening individual performance through on-going interactive progress assessments related to established goals and objectives.
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
REGULATORY
General
Our operations and our ability to finance and fund our operations and growth are affected by political developments and laws and regulations in the areas in which we operate. In particular, crude oil, natural gas and NGLs production operations and economics are affected by:
•change in governments;
•civil unrest;
•price and currency controls;
•limitations on crude oil, natural gas and NGLs production;
•tax, environmental, safety and other laws relating to the petroleum industry;
•changes in laws relating to the petroleum industry;
•changes in administrative regulations and the interpretation and application of administrative rules and regulations; and
•changes in contract interpretation and policies of contract adherence.
In any country in which we may do business, the crude oil, natural gas and NGLs industry legislation and agency regulation are periodically changed, sometimes retroactively, for a variety of political, economic, environmental and other reasons, the impact of which could substantially increase our costs or affect our operations. Numerous governmental departments and agencies issue rules and regulations binding on the crude oil, natural gas and NGLs industry. Failure to comply with these laws and regulations may result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties. The regulatory burden on the crude oil, natural gas and NGLs industry increases our cost of doing business and our potential for economic loss.
Gabon
The 2019 Hydrocarbons Law in Gabon contains provisions applicable to both the upstream and downstream segments. However, despite the publication of the 2019 Hydrocarbons Law, there are various issues and matters yet to be fully enacted by implementing regulations. Under the transitory provision contained in the 2019 Hydrocarbons Law, existing PSCs and other petroleum contracts, permits and authorizations remain in full force and effect until their expiration. However, any renewal or extension of those instruments is subject to the provisions of the 2019 Hydrocarbons Law, and its implementing regulations.
The 2019 Hydrocarbons Law also provides for obligations for immediate application, irrespective of the date of signature of existing PSCs or petroleum contracts and/or granting of petroleum permits and authorizations. These include (i) the requirement for foreign producers and explorers applying for an exclusive development and production authorization to conduct their operations in Gabon through a company incorporated in Gabon rather than through branches of entities incorporated in other jurisdictions; and (ii) the obligation for all companies undertaking hydrocarbon activities to domicile their site rehabilitation funds with the Bank of Central African States, which is the Central African Economic and

Monetary Community (“CEMAC”) or a Gabonese bank or financial institution subject to the Central African Banking Commission, which supervises banks and financial institutions licensed to operate in CEMAC countries, within one year after the entry into force of the 2019 Hydrocarbons Law.
PSCs entered into between independent contractors and the State of Gabon since the implementation of the 2019 Hydrocarbons Law must include a clause providing that participation by the State of Gabon cannot exceed a 10% participating interest in the operations, to be carried by the contractor.
Under the 2019 Hydrocarbons Law, the direct or indirect assignment of a Contractor’s rights or obligations to third parties (non affiliates) under the PSC is subject to approval of the Minister of Petroleum. The State and the national operator have preemption rights, which the State must exercise within 60 days and the national operator must exercise within 45 days if the State does not exercise its rights within the 60 days. The preemption right of the State and the national operator also applies in change of control situations. In February 2024, the State/national operator exercised its preemption right in a share transaction involving a number of PSCs and concessions already in effect prior to 2014.
The 2019 Hydrocarbons Law also entitles the national operator to acquire a maximum 15% stake at market value in all PSCs as of the date of signature. Further, it also provides that the State of Gabon may acquire an equity stake of up to 10%, at market value, in an operator applying for or already holding an exclusive development and production authorization.
Egypt
Laws and Regulations
The Egyptian Ministry of Petroleum and Mineral Resources (“MOP”) is the ministerial governmental authority responsible for the regulation and development of the oil and gas industry in Egypt. Certain government agencies (“government entities”) have been set up to help the MOP achieve its objectives.
Under the Egyptian Constitution, all oil and gas resources are under the control of the State of Egypt. Accordingly, only the State can grant rights for exploration and exploitation of oil and gas resources for interested investors. The Egyptian Constitution provides that concessions for the exploitation of such resources shall be issued by virtue of a law for a period not exceeding 30 years.
Concession Agreement
The mechanism for granting a contractor the right to carry out oil and gas exploration and development activities is the concession agreement. Concession agreements have the force and privileges of law in Egypt, meaning each agreement is an Egyptian Act of Parliament. The concession agreement overrides any contradictory Egyptian laws but not the Egyptian Constitution. In the absence of any legal rule under the relevant concession agreement, the exploration and exploitation operations will be subject to the rules of the Fuel Materials Law No. 66/1953, as amended, and its executive regulation issued by Minister of Industry Decree No. 758/1972, as amended (the “Fuel Materials Law”), and related ministerial decrees, where applicable.
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

Typically, the contractor bears all the risks until a commercial discovery is made, and, following which, the joint operating committee (“JOC”) is formed. The contractor will then be entitled to recover a certain percentage of its costs related to its previous and ongoing exploration and development activities in proportion to its working interest in the concession agreement. These costs may be recovered from the total petroleum production at a rate set out under the concession agreement on a quarterly basis. If the recoverable expenditures exceed the amount recoverable from petroleum production in any period, the unrecovered portion of the expenditures can usually be carried forward to subsequent periods. Full title to fixed and movable assets that are charged to cost recovery will usually pass from the contractor to the relevant government agency when its total costs have been recovered in accordance with the concession agreement, or at the time of relinquishment of the concession agreement with respect to all assets chargeable to the operations whether recovered or not, whichever occurs earlier.
Ownership of Assets
Under the model concession agreements, the movable and immovable assets (other than lands, which become the government entities' property as of the purchase thereof) are transferred automatically and gradually from the contractor to the government entity, as they become subject to cost recovery pursuant to the cost recovery provisions of the concession. The contractor (through the JOC) only has the right to use such assets for the purpose of petroleum operations under the concession agreement.
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
Cote d'Ivoire
The Petroleum Code of Cote d'Ivoire (the “Petroleum Code”) is the main legislation governing the country's oil and gas sector. Due to the general nature of the Petroleum Code, most of the specific provisions governing petroleum exploration and production are included in petroleum contracts (the “Petroleum Contracts”) which implement the principles of the Extractive Industries Transparency Initiative, a global framework for disclosure and multi-stakeholder oversight. The Uniform Acts adopted by the Organization for the Harmonisation of Business Law in Africa (the “OHADA”), of which Cote d'Ivoire is a member state, apply to companies carrying out oil and gas activities in Cote d'Ivoire, especially the OHADA Companies Act. Oil and gas activities are subject to exchange control regulations applicable within the West African Economic and Monetary Union, which is an organization of West African states established to promote economic integration among countries that share the CFA franc as a common currency, and the Economic Community of West African States, a regional group of West African nations created to promote economic integration across the region. The main regulatory oversight bodies in Cote d'Ivoire include, among others, the Ministry of Mines, Petroleum and Energy, the Direction Générale des Hydrocarbures, the Department of Hydrocarbons, and Société Nationale d'Opérations Pétroliéres de la Cote d'Ivoire, the national oil company for oil and gas operations.
The Petroleum Code requires abandonment and rehabilitation obligations to be included in the Petroleum Contracts. In addition, the Petroleum Code provides for the obligation to include environmental provisions, in particular environmental management plans, in the Petroleum Contracts.
Canada
Pursuant to The Constitution Act, 1867 (Canada), the Canadian federal government has primary jurisdiction over interprovincial oil and gas pipelines, import and export trade in oil and gas, and offshore oil and gas exploration and production. Proposed interprovincial pipeline projects require a regulatory review by the Canada Energy Regulator under the Canadian Energy Regulator Act (Canada) to proceed. An impact assessment by the Impact Assessment Agency and a determination by the Cabinet that a pipeline project is in the public interest will also likely be required under the Impact Assessment Act (Canada)(“IAA”). Certain oil and gas projects were subject to federal environmental assessments prior to the Supreme Court of Canada finding the “designated projects” component of the IAA to be unconstitutional in a judgment released on October 13, 2023. The federal government has yet to introduce legislative changes to the IAA clarifying the scope of federal environmental assessments following the Supreme Court of Canada’s ruling.
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
Canada also has extensive climate change regulations at both the federal and provincial level mandating greenhouse gas (“GHG”) emission reductions by oil and natural gas producers. The federal government enacted the Greenhouse Gas Pollution Pricing Act (Canada) (the “GGPPA”), which came into force on January 1, 2019. One component of this regime is an emissions trading system for large industry. The GGPPA allows provinces to develop their own carbon pollution pricing systems that meet the minimum federal benchmark, failing which the federal carbon pollution pricing system applies. Alberta’s Technology Innovation and Emissions Reduction Regulation (“TIER”) regulates emissions of heavy industry in line with federal standards and has since been amended broadening the scope of “large emitters” subject to TIER and strengthening facility specific benchmarks, among other things. The Government of Alberta also enacted the Methane Emission Reduction Regulation (Alberta), which, in line with AER Directive 060: Upstream Petroleum Industry Flaring, Incinerating, and Venting and AER Directive 017: Measurement Requirements for Oil and Gas Operations sets vent gas limits for methane per month, which are monitored through the collection of representative measuring data.
In Canada, there is a general presumption against the retroactive application of legislation absent an express statutory statement to the contrary. Significant changes to oil and gas regulations impacting existing projects are also often implemented through a prospective phase-in approach.
Equatorial Guinea
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
All contracts signed with the State of Equatorial Guinea for the exploration and production of hydrocarbons have taken the form of PSCs. PSCs are subject to ratification by the President of the Republic of Equatorial Guinea and become effective only on the date the contractor is notified of presidential ratification. The powers to sign and amend PSCs and supervise their performance belong to the ministry responsible for petroleum operations (the “EG Petroleum Ministry”). In addition, the national oil company of Equatorial Guinea holds, manages and takes participations in petroleum activities on behalf of Equatorial Guinea.
The 2006 Hydrocarbons Law currently in effect in Equatorial Guinea (the “Hydrocarbons Law”) incorporates the regime applicable to the exploration, appraisal, development and production of hydrocarbons, as well as the rules on their transportation, distribution, storage, preservation, decommissioning, refining, marketing, sale and other disposal. The Hydrocarbons Law contains provisions on a number of aspects concerning exploration and production operations and contracts, such as national content obligations, unitization, transfers and abandonment. The EG MMH, which is currently the appointed EG Petroleum Ministry, has been exercising the powers contained within the Hydrocarbons Law.

ENVIRONMENTAL REGULATIONS
General
Our operations are subject to various federal, state, local and international laws and regulations, including laws and regulations in Gabon, Egypt, Cote d'Ivoire, Canada and Equatorial Guinea, governing the discharge of materials into the environment or otherwise relating to environmental protection or pollution control. The cost of compliance could be significant. While we are currently complying in all material respects with all environmental laws and regulations, failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial and damage payment obligations, or the issuance of injunctive relief (including orders to cease operations). Environmental laws and regulations are complex and have tended to become more stringent over time. We also are subject to various environmental permit requirements. Some environmental laws and regulations may impose strict liability, which could subject us to liability for conduct that was lawful at the time it occurred or joint and several liability, which could subject us to liability for conduct or conditions caused by prior operators or third parties. To the extent laws are enacted or other governmental action is taken that prohibits or restricts drilling or imposes environmental protection requirements that result in increased costs to the crude oil, natural gas and NGLs industry in general, our business and financial results could be adversely affected. Although no assurances can be made, we believe that, absent the occurrence of an extraordinary event, compliance with existing laws, rules and regulations regulating the release of materials into the environment or otherwise relating to the protection of the environment will not have a material effect upon our capital expenditures, earnings or competitive position with respect to our existing assets and operations. We cannot predict, however, what effect future environmental regulation or legislation, enforcement policies, or claims for damages to property, employees, other persons, the environment or natural resources could have on us.
In addition, a number of governmental bodies have adopted, have introduced or are contemplating regulatory changes in response to the potential impact of climate change. Legislation, increased regulation and litigation regarding climate change could impose significant costs on us, our joint venture owners, and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting, and other costs to comply with such regulations. For example, several nations, including Gabon, Egypt, Cote d'Ivoire, Canada and Equatorial Guinea, have signed and officially entered into an international climate change accord (the “Paris Agreement”). The Paris Agreement calls for signatory countries to set their own GHG emissions targets, make these emissions targets more stringent over time and be transparent about the GHG emissions reporting and the measures each country will use to achieve its GHG targets. A long-term goal of the Paris Agreement is to limit global temperature increase to well below two degrees Celsius from temperatures in the pre-industrial era. The Paris Agreement is effectively a successor agreement to the Kyoto Protocol treaty, an international treaty aimed at reducing emissions of GHG, to which various countries and regions are parties. On January 20, 2025, the US President signed an executive order to withdraw the United States from the Paris Agreement for the second time. Such executive order could impact the SEC’s adopted new rules requiring public companies to disclose extensive climate-related information in their SEC filings, which the SEC voluntarily stayed followed a number of petitions for review filed against the SEC that were consolidated before the US Court of Appeals for the Eighth Circuit.
The State of Gabon and the Republic of Equatorial Guinea did not sign the Global Renewables and Energy Efficiency Pledge at COP 28. However, a few oil companies operating in Gabon signed the Oil and Gas Decarbonization Charter at COP 28.
The United States has previously announced a target for the US to achieve a 50-52% reduction from 2005 levels in economy-wide GHG emissions by 2030. Following the Paris Agreement and its ratification in Canada, the Government of Canada also pledged to cut its emissions by 40-45% from 2005 levels by 2030. In June 2021, the Canadian federal government passed the Canadian Net-Zero Emissions Accountability Act (Canada), which provides a legal foundation and framework for Canada to achieve net-zero GHG emissions by 2050. In November 2024, the Canadian government released draft regulations aimed at capping GHG emissions from the oil and gas sector. Of note, the proposed regulations set a cap on GHG emissions within the sector, equivalent to 35% below 2019 levels by 2030 and introduce a cap-and-trade system designed to recognize better-performing companies and incentivize higher polluters to invest in cleaner production processes
Given the political significance and uncertainty around the impact of climate change and how it should be dealt with, we cannot predict how legislation and regulation, including the Paris Agreement and any related GHG emissions targets, potential prices on carbon emissions, incentives to use renewable forms of energy or other requirements, will affect our financial condition and operating performance. Apart from any new legal developments, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry could harm our reputation, restrict our access to capital or impact the marketability of crude oil, natural gas and NGLs. In addition, the potential physical impacts of climate change on our operations are highly uncertain and would be particular to the geographic circumstances in areas in which we operate. These may include changes in rainfall amounts, storm patterns and storm intensities, water shortages, changing sea levels, and changing temperatures. These impacts may adversely impact the cost, production, and financial performance of our operations.
In part because they are economically developing countries, it is unclear how quickly and to what extent Gabon, Equatorial Guinea or Egypt will increase their regulation of climate change issues in the future. As of the date of this Annual Report, Equatorial Guinea has not adopted any new environmental legislation. Gabon has adopted Ordinance No. 019/2021 of September 13, 2021 on Climate Change, which ratification law has been published in the Official Gazette, with the objective of complying with the Paris Agreement (the "Ordinance on Climate Change"). The Ordinance on Climate Change particularly aims to: (a) provide a framework for targets to be set for controlling and reducing emissions and for increasing GHG absorption in the national climate change strategy and the national plans for climate change adaptation and mitigation; (b) define and develop tools and mechanisms for climate change adaptation and mitigation; (c) provide a framework for, and implement, strategies for adaptation, monitoring mitigation and assessment, action plans, policies, programs and adaptation and mitigation measures; (d) provide a framework and take effective response for adaptation and mitigation measures to facilitate the setting of specific sustainable development, security and energy efficiency goals; (e) promote and manage sustainable development through climate change mitigation and adaptation activities; (f) establish climate change financing mechanisms; and (g) complement international instruments addressing climate change. It also sets forth climate adaptation and mitigation measures for carbon intensive operators (which include petroleum companies) such as (a) the establishment of a National Plan on the Reduction of Gas Flaring with a zero flaring objective; (b) the establishment of a GHG emissions database and quota system, (c) a carbon offset register, and (d) penalties and sanctions for not complying with such measures. Egypt ratified the United Nations Framework Convention on Climate Change (“UNFCCC”) in 1994, signed the Paris Agreement in 2016 and ratified it in 2017. Egypt is among the top affected countries by climate change. Egypt is already implementing plans pertaining to energy resources diversification and acceleration of decreased carbon emissions, in line with its “Sustainable Development Strategy: Egypt Vision 2030”, the “Integrated Sustainable Energy Strategy 2035” and its “National Climate Change Strategy 2050”. Egypt was also host to the United Nations Climate Change Conference-COP27, during which the role of the oil and gas sector was the highlight of the “Decarbonization Day” thereof. Egypt submitted in June 2023 a revised Nationally Determined Contribution (“NDC”) to the United Nations Development Programme, focusing on Egypt’s commitment to reduce emissions by 65% in the oil and gas sector (1.7 Mt CO2e) by 2030, increasing renewable energy capacities and alternative energy (including natural gas) sources to generate 42% of electricity by 2035, and increased policy actions and measures across key sectors including the oil and gas sector. In December 2023, during COP28, Egypt formally launched the first African voluntary carbon marketplace.
In addition to the ratification of the Paris Agreement, Côte d'Ivoire has implemented various climate regulations and policies to address the challenges of climate change. A Central Directorate in charge of the Fight against Climate Change was established to coordinate climate action. In 2022, Côte d'Ivoire submitted its revised NDC for 2021-2030, committing to reduce GHG emissions by 30.41% by 2030. The National Development Plan 2021-2025 includes climate change as one of its six priority areas. Other key climate-related policies include the National Gender and Climate Change Strategy, and the National REDD+ Strategy which look to develop credible carbon credit programs. Additionally, Côte d'Ivoire has joined international climate initiatives such as the Clean Development Mechanism and the Climate and Clean Air Coalition.
The Carbon Border Adjustment Mechanism (“CBAM”) is the EU's carbon pricing tool designed to reduce carbon emissions and prevent carbon leakage by imposing a carbon price on certain imported goods. It requires importers to report embedded emissions in their products and eventually purchase CBAM certificates. Currently it applies to imports of cement, iron and steel, aluminum, fertilizers, hydrogen, and electricity with the aim to create a level playing field between EU and non-EU producers while encouraging cleaner industrial production globally. CBAM is poised to significantly reshape the global oil and gas trade landscape. As the mechanism gradually expands to encompass the oil and gas sector by 2028, with full coverage expected by 2036, industry players are bracing for substantial shifts in market dynamics. Based on WoodMac Research, CBAM's implementation could potentially increase crude and refined product prices by up to $5 per barrel, translating to approximately 30 euro cents per liter at the pump for consumers. This price adjustment is likely to alter the competitive landscape, favoring low-emission intensity crudes and potentially reshaping trade flows as producers and refiners adapt their strategies to maximize value in a carbon-constrained market.

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
Any significant increase in the regulation or enforcement of environmental issues in any of our operating areas could have a material effect on us. Economically developing countries, in certain instances, have patterned environmental laws after those in the U.S. However, the extent that any environmental laws are enforced in economically developing countries varies significantly.
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
Our exploration and development activities, as well as our active pursuit of complementary opportunistic acquisitions, are capital intensive. To replace and grow our reserves, we must make substantial capital expenditures for the acquisition, exploitation, development, exploration and production of crude oil, natural gas and NGLs reserves. Historically, we have financed these expenditures primarily with cash from operations, debt, asset sales and private sales of equity. We are the operator of the Etame Marin block offshore Gabon, and are responsible for contracting on behalf of all the remaining parties participating in the project and rely on our joint venture owners to pay for 36.4% of the offshore Gabon budget. With respect to Block P, the EG MMH approved our appointment as technical operator in August 2020 and, since we were appointed, we rely on the timely payment of cash calls by our joint venture owners to pay for 46.3% of the Equatorial Guinea budget, except during any development phases where we have agreed or will agree to carry their interests. The continued economic health of our joint venture owners could be adversely affected by low crude oil prices, thereby adversely affecting their ability to make timely payment of cash calls.
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
We do not currently have any commitments for future external funding for capital expenditures or acquisitions beyond cash generated from operating activities and the agreement governing our 2025 RBL Facility (the “2025 Facility Agreement”) . Our ability to secure additional or replacement financing to finance expenditure beyond our current committed capital expenditure for the next 12 months may be limited. We cannot provide any assurances that such additional debt or equity financing or cash generated by operations will be available to meet our capital requirements and fund acquisitions. We may not be able to obtain debt or equity financing on terms favorable to us, or at all. Even if we succeed in selling additional equity securities to raise funds, at such time the ownership percentage of our existing stockholders would be diluted, and new investors may demand rights, preferences or privileges senior to those of existing stockholders. If we raise additional capital through debt financing, the financing may involve covenants that restrict our business activities or our ability to make future acquisitions. If cash generated by operations or cash available under any financing sources is not sufficient to meet our capital requirements beyond our current committed expenditure for the next 12 months, the failure to obtain additional financing could result in a curtailment of our operations relating to the development of our properties or prevent us from consummating acquisitions of additional reserves. Such a curtailment in operations or activities could lead to a decline in our estimated net proved reserves and would likely materially adversely affect our business, financial condition and results of operations.
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
There can be no assurance that our development and exploration projects and acquisition activities will result in significant additional reserves or that we will have continuing success drilling productive wells at economic finding costs. The drilling of crude oil, natural gas and NGLs wells involves a high degree of risk, especially the risk of dry holes or of wells that are not sufficiently productive to provide an economic return on the capital expended to drill the wells. Additionally, seismic and other technology does not allow us to know conclusively prior to drilling a well that crude oil, natural gas or NGLs is present or economically producible. Our drilling operations may be curtailed, delayed or cancelled as a result of numerous factors, including declines in crude oil, natural gas or NGLs prices and/or prolonged periods of historically low crude oil, natural gas and NGLs prices, weather conditions, political instability, availability of capital, economic/currency imbalances, compliance with governmental requirements, receipt of additional seismic data or the reprocessing of existing data, failure of wells drilled in similar formations, equipment failures (such as ESPs), delays in the delivery of equipment, and the availability of drilling rigs. If we are unable to increase our proved quantities, there will likely be a material impact on our cash flows, business and operations.
The Company does not always control decisions made under joint operating agreements, and the parties under such agreements may fail to meet their obligations.
The Company conducts many of its exploration and production operations through joint operating agreements with other parties under which the Company may not control decisions, either because it does not have a controlling interest or is not an operator under the agreement. Such decisions may relate to development and exploitation activities, including the timing of the capital expenditures for such activities. The success and timing of development and exploitation activities on such properties, depends upon a number of factors, including:
•the timing and amount of capital expenditures;
•the availability of suitable offshore drilling rigs, drilling equipment, support vessels, production and transportation infrastructure and qualified operating personnel;
•the operator’s expertise, financial resources and willingness to initiate exploration or development projects;
•approval of other participants in drilling wells;
•risk of a non-operator’s failure to pay its share of costs, which may require us to pay our proportionate share of the defaulting party’s share of costs;
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
There is also a risk that these parties may at any time have economic, business, or legal interests or goals that are inconsistent with the Company’s, and therefore, decisions may be made that the Company does not believe are in its best interest. Moreover, parties to these agreements may be unable to meet their economic or other obligations, and the Company may be required to fulfill those obligations alone. In either case, the value of the investment may be adversely affected.

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
•the risk that crude oil, natural gas and NGLs reserves acquired may not be of the anticipated magnitude or may not be developed as anticipated;
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
There are numerous uncertainties inherent in estimating quantities of proved crude oil, natural gas and NGLs reserves, including many factors beyond our control. Reserve engineering is a subjective process of estimating the underground accumulations of crude oil, natural gas and NGLs that cannot be measured in an exact manner. The estimates included in this document are based on various assumptions required by the SEC, including non-escalated prices and costs and capital expenditures subsequent to December 31, 2024, and, therefore, are inherently imprecise indications of future net revenues.
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
Our reserve estimates are prepared using an average of the first-day-of-the-month prices received for crude oil, natural gas and NGLs for the preceding twelve months. Future reductions in prices, below the average calculated for 2024, would result in the estimated quantities and present values of our reserves being reduced. The forecast prices and costs assumptions assume changes in wellhead selling prices and take into account inflation with respect to future operating and capital costs.
Our proved reserves are in foreign countries and are or will be subject to service contracts, production sharing contracts and other arrangements. The quantity of crude oil, natural gas and NGLs that we will ultimately receive under these arrangements will differ based on numerous factors, including the price of crude oil, natural gas and NGLs, production rates, production costs, cost recovery provisions and local tax and royalty regimes. Changes in many of these factors could affect the estimates of proved reserves in foreign jurisdictions.
If our assumptions underlying accruals for abandonment and decommissioning costs are too low, we could be required to expend greater amounts than expected.
Our estimates of the future abandonment and remediation costs are subject to change and could vary substantially from our actual costs. Under various contracts, permits and regulations, we have material legal obligations to remove tangible equipment and restore the land or seabed at the end of operations at operational sites. Our largest asset removal obligations involve plugging and abandonment of wells, removal and disposal of offshore oil and gas platforms around the world, as well as oil and gas production facilities. Estimating future asset removal costs requires significant judgment. Most of these removal obligations are many years, or decades, in the future and the contracts and regulations often have vague descriptions of what removal practices and criteria must be met when the removal event actually occurs. The carrying value of our asset retirement obligation estimate is sensitive to inputs such as asset removal technologies and costs, regulatory and other compliance considerations, expenditure timing, and other inputs into valuation of the obligation, including discount and inflation rates, which are all subject to change between the time of initial recognition of the liability and future settlement of our obligation.
If we are required to expend greater amounts than expected on abandoning or decommissioning costs or on future abandonment funding, this could materially affect our revenues and financial performance.

We may not generate sufficient cash to satisfy our payment obligations under the Merged Concession Agreement or be able to collect some or all of our receivables from EGPC, which could negatively affect our operating results and financial condition.
Under the Merged Concession Agreement, the Company is obligated to make modernization payments that total $65 million and are payable over six years from the Merged Concession Effective Date, of which $45.0 million plus a $1.0 million signing bonus have been paid as of December 31, 2024. Under the Merged Concession Agreement, the Company will be required to pay an additional $10 million on February 1st for each of the next two years. In accordance with the Merged Concession Agreement, we agreed to substitute the 2023 and 2024 payments and issue two $10.0 million credits against receivables owed from EGPC. In addition, the Company has also committed to spending a minimum of $50 million over each five-year period for the 15 years of the primary term (total $150 million). Our ability to make scheduled payments arising from the Merged Concession Agreement will depend on our financial condition and operating performance, which would be subject to then prevailing economic, industry and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flow sufficient to permit us to satisfy the payment obligations under the Merged Concession Agreement. If we are unable to satisfy our obligations, it is possible that EGPC could seek to terminate the Merged Concession Agreement, which would negatively affect our operating results and financial condition.

In addition, as of the Merged Concession Effective Date, an effective date adjustment was owed to the Company for the difference in the historic commercial terms and the revised commercial terms applied against the production since the Merged Concession Effective Date (as defined herein) (the “Effective Date Adjustment”). The Company recognized a receivable in connection with the Effective Date Adjustment of $67.5 million as of October 2022, based on historical realized prices (the “Backdated Receivable”). In 2023 and 2024, the Company received payments or provided offsets against the Backdated Receivable. As of December 31, 2024, the remaining net receivable of $33.2 million is recorded in the “Egypt receivables and other” line item on our Consolidated Balance Sheet. If EGPC’s financial position becomes impaired or if EGPC disputes or refuses to pay some or all of the said amount, our ability to fully collect such receivable from EGPC could be impaired, which could negatively affect our operating results and financial condition.
We could lose our interest in Block P in Equatorial Guinea if we do not meet our commitments under the production sharing contract.
Our Block P production sharing contract provides for a development and production period of 25 years from the first oil production. We and our Block P joint venture owners are evaluating the timing and budgeting for development and exploration activities in the block. There can be no certainty that any such transaction will be completed or that we will be able to commence drilling operations in Block P. If the joint venture owners of Block P fail to meet the commitments under the production sharing contract amendment, our capitalized costs of $10 million associated with Block P interest would be impaired.

There are no assurances that we will be able to extend the Block CI-40 PSC.

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

The FPSO in Côte d'Ivoire ceased hydrocarbon production on January 31, 2025 for scheduled maintenance. Our results will be adversely affected until the FPSO is returned to service which may be a time later than we expect.

As an offshore asset, we, along with the operator and contractors of the Block CI-40 PSC, depend on the FPSO to store the crude oil produced prior to sale to customers. The FPSO contract expires in December 2025. The FPSO will be in transit to dry dock in early 2025 for planned maintenance and upgrades. It ceased hydrocarbon production as scheduled on January 31, 2025 and the final lifting of crude oil from the FPSO concluded on February 6, 2025. The project team mobilization efforts are on schedule and have significantly progressed, deploying the necessary workforce support vessels and equipment to facilitate the safe disconnection of the FPSO. The vessel is planned to be wet towed to the shipyards in Dubai for refurbishment upon departure from the field around March 2025. During this time, production relating to the Block CI-40 PSC will be halted and we will receive no revenues from the Block CI-40 PSC. Additionally, there can be no assurance that the FPSO will return to service in the expected timeframe or that the costs of returning it to service will not be more than expected, and in either such case our results would be adversely affected.
Commodity derivative transactions that we enter into may fail to protect us from declines in commodity prices and could result in financial losses or reduce our income.

In order to reduce the impact of commodity price uncertainty and increase cash flow predictability relating to the marketing of our crude oil, natural gas and NGLs we have entered into and may continue to enter into derivative arrangements with respect to a portion of our expected production in order to hedge against potential commodity price declines.
Our derivative contracts typically consist of a series of commodity swap contracts, such as puts, collars and fixed price swaps, and are limited in duration.
The hedge counterparty will be obligated to make payments to us to the extent that the floating (market) price is below an agreed fixed (strike) price. However, hedging agreements expose us to risk of financial loss if the counterparty to a hedging contract defaults on its contract obligations. Disruptions in the market could also lead to sudden changes in the liquidity of the counterparties to our hedge transactions, which in turn limits our ability to perform under their hedging contracts with us. Even if we accurately predict sudden changes, our ability to negate the related risk may be limited depending upon market conditions. If the creditworthiness of our counterparties deteriorates and results in their non-performance, we could incur a significant loss.
Derivative arrangements also expose us to the risk of financial loss in some circumstances, including when production is less than the volume covered by the derivative instruments or when there is an increase in the differential between the underlying price and actual prices received pursuant to the derivative instrument. In addition, certain types of derivative arrangements may limit the benefit that we could receive from increases in the prices for crude oil, natural gas and NGLs, and may expose us to cash margin requirements.
We are exposed to the credit risks of the third parties with whom we contract.
We are exposed to third-party credit risk through our contractual arrangements with government entities party to our PSCs, our current or future joint venture owners, marketers of our petroleum and natural gas production, purchasers of our oil, natural gas and NGLs products and other parties. In addition, we are exposed to third-party credit risk from operators of properties in which we have a Working Interest or Royalty Interest. In the event such entities fail to meet their contractual obligations to us, such failures may have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, poor credit conditions in the industry generally and among our joint venture owners may affect a joint venture owner’s willingness to participate in our ongoing capital program, potentially delaying the program and the results of such program until we find a suitable alternative partner. To the extent that any of such third parties go bankrupt, become insolvent, or make a proposal or institute any proceedings relating to bankruptcy or insolvency, it could result in our inability to collect all or a portion of any money owing from such parties. Any of these factors could materially adversely affect our financial and operational results.
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
In addition, we are and may in the future be exposed to third-party credit risk through our contractual arrangements with governmental entities in countries where we operate. Significant changes in the crude oil industry, including fluctuations in commodity prices and economic conditions, environmental regulations, government policy, royalty rates and other geopolitical factors, could adversely affect our ability to realize the full value of our accounts receivable from government entities in countries where we operate. Historically, we have had significant account receivables outstanding from governmental entities in countries where we operate. For example, while EGPC has made regular payments of these amounts owing, the timing of these payments has historically been longer than the normal industry standard. In addition, EGPC has at times faced difficulties in accessing foreign exchange markets for the purpose of obtaining U.S. dollars in exchange for Egyptian pounds. In the event the governments of the countries where we operate fail to meet their respective obligations or we are forced to accept payment in foreign currencies, such failures could materially adversely affect our financial and operational results.

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
Cybersecurity attacks in particular are becoming more sophisticated, and geopolitical tensions or conflicts, such as Russia’s invasion of Ukraine or the ongoing conflicts in the Middle East, may further heighten the risk of such attacks. We rely extensively on information technology systems, including internet sites, computer software, data hosting facilities and other hardware and platforms, some of which are hosted by third parties, to assist in conducting our business. Our technologies systems and networks, and those of our business associates may become the target of cybersecurity attacks, including without limitation malicious software, attempts to gain unauthorized access to data and systems, and other electronic security breaches that could lead to disruptions in critical systems and materially and adversely affect our business in a variety of ways, including the following:
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
•unauthorized access to and release of personal identifying information of employees and vendors, which could expose us to allegations that we did not sufficiently protect that information and potential liabilities under domestic and international data and privacy laws;
•a cybersecurity attack on a vendor or service provider, which could result in supply chain disruptions that could delay or halt operations;
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
We face risks related to geopolitical events, international hostility, epidemics, outbreaks and other macroeconomic events that are outside of our control. The occurrence of certain geopolitical events, including those arising from terrorist activity, international hostility, public health crises, and the economic impact of global trade tensions and the imposition of tariffs, could significantly disrupt our business and operational plans and adversely affect our results of operations, cash flows, financial condition and liquidity. For instance, the ongoing conflicts in the Middle East and between Russia and Ukraine have and may continue to cause geopolitical instability, and adversely impact the global economy, supply chains and specific markets and industries. Although we are not able to enumerate all potential risks to our business resulting from these and other similar events, we believe that such risks include, but are not limited to, the following:
•disruption to our supply chain for materials essential to our business, including restrictions on importing and exporting products;
•customers, suppliers and other third parties arguing that their non-performance under our contracts with them is permitted as a result of force majeure or other reasons;
•cybersecurity attacks, particularly as digital technologies may become more vulnerable and experience a higher rate of cyberattacks in the current environment of remote connectivity;
•any reductions of our workforce to adjust to market conditions, including severance payments, retention issues, and possible inability to hire employees when market conditions improve;
•logistical challenges, including those resulting from border closures and travel restrictions, as well as the possibility that our ability to continue production may be interrupted, limited or curtailed if workers and/or materials are unable to reach our offshore platforms and FSO charter vessel or our counterparties are unable to lift crude oil from our FSO charter vessel;
•economic, political and regulatory conditions domestically and internationally, including imposition of tariffs or other tax incentives or disincentives;
•we may be materially adversely affected by the effects of sanctions and other penalties imposed on Russia by the U.S., the European Union and other countries; and
•we may experience a structural shift in the global economy and our demand for crude oil, natural gas and NGLs as a result of changes in the way people work, travel and interact, or in connection with a global recession or depression.
In early 2025, the new U.S. presidential administration announced wide-ranging policy changes and issued numerous executive actions on topics including international trade, energy resources, corporate taxes, global climate change initiatives, employment practices, corporate compliance programs, environmental regulations, as well as other matters. Further, the new presidential administration has indicated an intent to make structural changes to the executive branch of the federal government, including significant reductions in the federal workforce. Continuing legal challenges to many of the policy changes and executive actions are expected. Such actions may directly or indirectly impact our industry and could lead to increased regulatory uncertainty and volatility. We cannot predict how these policy changes and executive actions will be implemented and interpreted, or the ultimate effect they will have on our business, financial condition and results of operations.
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
Historically and from time to time, members of OPEC and other leading allied producing countries (collectively, “OPEC+”) have entered into agreements to reduce worldwide production of crude oil to reduce the gap between excess supply and demand in an effort to stabilize the international oil market. As a member of OPEC+, Gabon may take measures to comply with such OPEC+ production quota agreements. As a result, the Minister of Hydrocarbons may request us to limit our production for a period of time in compliance with the OPEC+ mandate.

The ability of the OPEC+ to agree on and to maintain crude oil price and production controls has also had, and is likely to continue to have, a significant impact on the market prices of crude oil.
We have not received any mandate to reduce current oil production from the Etame Marin block as a result of an OPEC+ initiative and currently, our production is not impacted by OPEC+ curtailments. However, any future reduction in our crude oil production or export activities for a substantial period could materially and adversely affect our revenues, cash flows and results of operations. Gabon remains a member of OPEC+.
We have less control over our investments in foreign properties than we would have over our domestic investments.
Our exploration, development and production activities are subject to various political, economic and other uncertainties, including but not limited to changes, sometimes frequent or marked, in energy policies or the personnel administering them, expropriation of property, cancellation or modification of contract rights, changes in laws and policies governing operations of foreign-based companies, unilateral renegotiation of contracts by governmental entities, uncertainties as to whether laws and regulations will be applicable in any particular circumstance, uncertainty as to whether we will be able to demonstrate to the satisfaction of the applicable governing authorities compliance with governmental or contractual requirements, redefinition of international boundaries or boundary disputes, foreign exchange restrictions, currency fluctuations, foreign currency availability, royalty and tax increases, changes to tax legislation or the imposition of new taxes, the imposition of production bonuses or other charges and other risks arising out of governmental sovereignty over the areas in which our operations are conducted.
Our operations require, and any future opportunistic acquisitions may require, protracted negotiations with host governments, local governments and communities, local competent authorities, national oil companies, and third parties. Host governments may also conduct audits of our operations, the results of which may have a significant negative impact on our reported earnings or cash flows. Host governments may seek to participate in oil, natural gas or NGLs projects in a manner that could be dilutive to our interests. Host governments may also require us to hire a specified percentage of local citizens in our operations. In addition, if a dispute arises with respect to our foreign operations, we may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons, especially foreign crude oil ministries and national oil companies, to the jurisdiction of the U.S.
Private ownership of crude oil reserves under crude oil leases in the U.S. differs distinctly from our rights in foreign reserves where the state generally retains ownership of the minerals and, in many cases participates in, the exploration and production of hydrocarbon reserves. Accordingly, operations outside the U.S. may be materially affected by host governments. While the laws of each of Gabon, Cote d'Ivoire and Equatorial Guinea recognize private and public property and the right to own property is protected by law, the laws of each country reserve, at the respective government’s discretion, the right to expropriate property and terminate contracts (including the Etame PSC, the Block CI-40 PSC, and the Block P PSC) for reasons of public interest, subject to reasonable compensation, determinable by the respective government in our discretion. The terms of the Etame PSC include provisions for, among other things, payments to the government of Gabon for a 13% Royalty Interest based on crude oil production at published prices and payments for a shared portion of Profit Oil, based on daily production rates, which such Profit Oil has been and can continue to be taken in-kind through taking crude oil barrels rather than making cash payments. In Canada, majority of the mineral rights are usually held by a provincial government, also known as the Crown, but a small portion, called the freehold mineral rights, may be held by others such as individuals, families or businesses. In exchange for the right to develop oil and natural gas resources, companies make royalty payments to the Crown, which are calculated by taking a percentage of revenues generated from the sale of oil and natural gas.
We have operated in Gabon since 1995 and believe we have good relations with the current Gabonese government. However, there can be no assurance that present or future administrations or governmental regulations in Gabon will not materially adversely affect our operations or cash flows.
The respective applicable laws governing the exploration and production of hydrocarbons in Gabon, Cote d'Ivoire and Equatorial Guinea (Law No. 002/2019 in Gabon, Law No. 96-669 in Cote d'Ivoire, and Law No. 8/2006 in Equatorial Guinea) each provide their respective government officials with significantly broad regulatory, inspective and auditing powers with respect to the performance of petroleum operations, which include the powers to negotiate, sign, amend and perform all contracts entered into between the respective governments and independent contractors. The executive branches of each respective government also retain significant discretionary powers, giving considerable control over the executive, judiciary and legislative branches of each government, and the ability to adopt measures with a direct impact on private investments and projects, including the right to appoint ministers responsible for petroleum operations. Further, in

Equatorial Guinea, any new PSC or equivalent agreement for the exploration and exploitation of hydrocarbons is subject to presidential ratification before it can become effective.
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
•the inability of our personnel or supplies to enter or exit the countries where we are conducting operations;
•disruption of our operations due to evacuation of personnel;
•the inability to deliver our production due to disruption or closing of transportation routes;
•a reduced ability to export our production due to efforts of countries to conserve domestic resources;
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
•the inability of our service and equipment providers to deliver items necessary for us to conduct our operations resulting in a halt or delay in our planned exploration activities, delayed development of major projects, or shut-in of producing fields;
•a lack of availability of drilling rig, oilfield equipment or services if third party providers decide to exit the region;
•the imposition of U.S. government or international sanctions that limit our ability to conduct our business;
•a shutdown of a financial system, communications network, or power grid causing a disruption to our business activities; and
•a capital market reassessment of risk and reduction of available capital, making it more difficult for us and our joint owners to obtain financing for potential development projects.
Some of these risks may be higher in the developing countries in which we conduct our activities, namely, Gabon, Cote d'Ivoire, Equatorial Guinea and Egypt.
For example, in September 2023, Gabon experienced a largely non-violent, military coup d’état and the country’s leadership changed hands. The group leading the coup created a Committee for the Transition and Restoration of Institutions and a new president was sworn in on the basis of a transition charter adopted by the group leading the coup. The new president has indicated that a new constitution for Gabon will be adopted and that elections will be held after a transition period. No assurance can be given that any such new constitution will be adopted or if adopted, that the content thereof will be in line with Gabon’s existing laws. Any of these developments may have an adverse effect on our operations and financial results.
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

The U.S. inflation rate steadily rose in 2021 and into 2022 before eventually declining throughout 2023. During 2024, the U.S. inflation rate remained stable when compared to the last half of 2023, yet remained slightly higher than historical averages. However, the U.S. inflation rate rose slightly in January 2025 and the U.S. inflation rate could rise significantly again in the future. In addition, global and industry-wide supply chain disruptions have resulted in shortages in labor, materials and services. Such shortages have resulted in inflationary cost increases for labor, materials and services and could continue to cause costs to increase, or cause a scarcity of certain products and raw materials. To the extent inflation remains elevated, we may experience further cost increases for our operations, including oilfield services and equipment as a result of increasing prices of oil, natural gas and NGLs, increased drilling activity in our areas of operations, and increased labor costs. An increase in the prices of oil, natural gas and NGLs may cause the costs of materials and services we use to rise. We cannot predict any future trends in the rate of inflation, and a significant increase in inflation, to the extent we are unable to recover higher costs through higher commodity prices and revenues, could negatively impact our business, financial condition and results of operation.
Our results of operations, financial condition and cash flows could be adversely affected by changes in currency exchange rates.
We are exposed to foreign currency risk from our foreign operations. While crude oil sales are denominated in U.S. dollars, portions of our costs in Gabon and Cote d'Ivoire are denominated in the local currency. A weakening U.S. dollar will have the effect of increasing costs, while a strengthening U.S. dollar will have the effect of reducing operating costs. The Gabonese and Ivorian local currency is tied to the Euro. The exchange rate between the Euro and the U.S. dollar has fluctuated widely in recent years in response to international political conditions, general economic conditions, the European sovereign debt crisis and other factors beyond our control. Our financial statements, presented in U.S. dollars, may be affected by foreign currency fluctuations through both translation risk and transaction risk. In addition, currency devaluation can result in a loss to us for any deposits of that currency, such as our deposits in the Etame PSC abandonment account, which have been converted from U.S. dollars to the Gabonese local currency.
We are also exposed to foreign currency exchange risk related to certain cash, accounts receivable, lease obligations and accounts payable and accrued liabilities denominated in Canadian dollars, and on cash balances denominated in Egyptian pounds. Some collections of our accounts receivable from the Egyptian Government are received in Egyptian pounds, and while we are generally able to spend the Egyptian pounds received on accounts payable denominated in Egyptian pounds, there remains foreign currency exchange risk exposure on Egyptian pound cash balances.
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
Our failure to comply with anti-bribery and anti-corruption legislation, or investigations by governmental authorities, could result in severe criminal or civil sanctions and may subject us to other liabilities, including fines, prosecution, potential debarment from public procurement and reputational damage, all of which could have a material adverse effect on our business, results of operations and financial condition.
We have identified material weaknesses in our internal control over financial reporting for the fiscal year ended December 31, 2024. If we are unable to remediate these material weaknesses or if we identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, we may not be able to accurately or timely report financial information.
As disclosed in Part II, Item 9A, “Controls and Procedures,” we have identified material weaknesses in our internal control over financial reporting related to general information technology controls, effectiveness of control environment, risk assessment and design and process-level controls. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's financial statements will not be prevented or detected on a timely basis. As a result of the material weaknesses, we concluded that our internal control over financial reporting and related disclosure controls and procedures were not effective as of December 31, 2024. We cannot be certain that the measures we may take in the future will be sufficient to remediate the control deficiencies that led to our material weaknesses in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, an evaluation of controls can only provide reasonable assurance that all material control issues and instances of fraud, if any, have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistakes. Further, controls can be circumvented by the individual acts of some persons or by two or more persons acting in collusion. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of inherent limitations in any control system designed under a cost-effective approach, misstatements due to error or fraud may occur and not be detected. A failure of the controls and procedures to detect error or fraud could seriously harm our business and results of operations.
If we are unable to remediate our existing or any future material weaknesses in our internal control over financial reporting, our ability to record, process or report financial information accurately and to prepare financial statements in an accurate and timely manner could adversely be affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price.
Our business could suffer if we lose the services of, or fail to attract, key personnel.
We are highly dependent upon the efforts of our senior management and other key employees. The loss of the services of our Chief Executive Officer, Chief Operating Officer or Chief Financial Officer, as well as any loss of the services of one or more other members of our senior management, could delay or prevent the achievement of our objectives. We do not maintain any “key-man” insurance policies on any of our senior management, and do not intend to obtain such insurance. In addition, due to the specialized nature of our business, we are highly dependent upon our ability to attract and retain qualified personnel with extensive experience and expertise in evaluating and analyzing drilling prospects and producing crude oil, natural gas and NGLs from proved properties and maximizing production from crude oil, natural gas and NGLs properties. There is competition for qualified personnel in the areas of our activities, and we may be unsuccessful in attracting and retaining these personnel.
We are subject to relinquishment obligations under certain of our title documents.
We are subject to relinquishment obligations under certain of our title documents that oblige us to relinquish certain proportions of our concession lease and license areas and thereby reduce our acreage. Additionally, we may be unable to drill all of our prospects or satisfy our minimum work commitments prior to relinquishment and may be unable to meet our obligations under the title documents. Failure to meet such obligations could result in concessions, leases and licenses being suspended, revoked or terminated which could have a material adverse effect on our business.
We may be exposed to the risk of earthquakes in Alberta, Canada.
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
In December 2021 and during 2022, the Bank of Central African States (“BEAC”), which is the central bank for the Central African Economic and Monetary Community (“CEMAC”), passed new regulations and instructions for the CEMAC FX regulations, which were introduced in 2018, that only apply to the extractive industry. The intent of the new regulations is to ensure the application of the FX regulations as of January 1, 2022, without impeding the operations of the extractive industry. Due to the lack of necessary banking infrastructure and preparedness by the banking sector and the various government agencies to apply the new regulations, it is foreseeable that we will run the risk of seeing delays in paying our vendors and domiciliation of goods and services into the CEMAC region throughout 2024 and beyond.
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
As of December 31, 2024, the amount available to be drawn under our Facility Agreement was $31.3 million, none of which had been drawn. An increase in interest rates could result in a significant increase in the amount we pay to service any subsequently drawn, and any future other debt taken out by us, resulting in a reduced amount available to fund our exploration and development activities and, if applicable, the cash available for dividends. Such an increase could also negatively impact the market price of the shares of common stock.

The development of our estimated proved undeveloped reserves may take longer and may require higher levels of capital expenditures than we currently anticipate. Therefore, our estimated proved undeveloped reserves may not be ultimately developed or produced.
At December 31, 2024, approximately 54% of our total estimated proved reserves were undeveloped reserves. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling. Our reserves data assumes that we can and will make these expenditures and conduct these operations successfully. These assumptions, however, may not prove correct. Delays in the development of our reserves, increases in costs to drill and develop such reserves, or decreases in commodity prices will reduce the value of our estimated proved undeveloped reserves and future net revenues estimated for such reserves and may result in some projects becoming uneconomic. If we choose not to spend the capital to develop these reserves, or if we are not otherwise able to successfully develop these reserves, we will be required to write-off these reserves. In addition, under the SEC’s reserve rules, because proved undeveloped reserves may be recognized only if they relate to wells planned to be drilled within five years of the date of their initial recognition, we may be required to write off any proved undeveloped reserves that are not developed within this five-year time frame.
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
World-wide crude oil, natural gas and NGLs prices and markets have been volatile and may continue to be volatile in the future. Prices for crude oil, natural gas and NGLs are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for crude oil, natural gas and NGLs, market uncertainty and a variety of additional factors that are beyond our control. These factors include, but are not limited to, increases in supplies from U.S. shale production; international political conditions, including war, uprisings, terrorism and political unrest in the Middle East and Africa; slowdowns to the global supply chain; the domestic and foreign supply of crude oil, natural gas and NGLs; actions by OPEC+ member countries and other state-controlled oil companies to agree upon and maintain crude oil price and production controls; the level of consumer demand that is impacted by economic growth rates; weather conditions; domestic and foreign governmental regulations and taxes; the price and availability of alternative fuels; technological advances affecting energy consumption; the health of international economic and credit markets; and changes in the level of demand resulting from global or national health epidemics and concerns. In addition, various factors including the effect of federal, state and foreign regulation of production and transportation, general economic conditions, changes in supply due to drilling by other producers and changes in demand may adversely affect our ability to market our crude oil, natural gas and NGLs production.

In a period of depressed or declining crude oil, natural gas and NGLs prices, we are subject to numerous risks, including but not limited to the following:
•our revenues, cash flows and profitability may decline substantially, which could also indirectly impact expected production by reducing the amount of funds available to engage in exploration, drilling and production;
•third-party confidence in our commercial or financial ability to explore and produce crude oil, natural gas and NGLs could erode, which could impact our ability to execute on our business strategy;
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
If crude oil, natural gas or NGLs prices decline, we expect that the estimated quantities and present values of our reserves will be reduced, which may necessitate further write-downs. Any future write-downs or impairments could have a material adverse impact on our results of operations. A material decline in prices could also result in a reduction of our net production revenue. Any substantial and extended decline in the price of oil, natural gas and NGLs would have an adverse effect on the carrying value of our reserves, borrowing capacity, revenues, profitability and cash flows from operations and may have a material adverse effect on our business, financial condition, results of operations and prospects. Volatile oil, natural gas and NGLs prices make it difficult to estimate the value of producing properties for acquisitions and often cause disruption in the market for oil, natural gas and NGLs producing properties, as buyers and sellers have difficulty agreeing on such values. Price volatility also makes it difficult to budget for, and project the return on, acquisitions and development and exploitation projects.
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
The crude oil, natural gas and NGLs business involves a variety of operating risks, including fire, explosions, blow-outs, pipe failure, casing collapse, abnormally pressured formations; and environmental hazards such as crude oil spills, natural gas leaks, ruptures and discharges of toxic gases, underground migration, and surface spills or mishandling of well fluids, including chemical additives. The occurrence of any of these or other related events could result in substantial losses due to injury and loss of life, severe damage to and destruction of property, natural resources and equipment, pollution and other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations.
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
Approaches to climate change and the transition to a lower-carbon economy, including government regulation, company policies, and consumer behavior, are continuously evolving. At this time, we cannot predict how such approaches may develop or otherwise reasonably or reliably estimate their impact on our financial condition, results of operations and ability to compete. However, any long-term material adverse effect on the oil and gas industry may adversely affect our financial condition, results of operations and cash flows.
In Canada, opposition by Indigenous groups to the conduct of our operations, development or exploratory activities in any of the jurisdictions in which we conduct business may negatively impact us in terms of public perception, diversion of management’s time and resources, legal and other advisory expenses, and could adversely impact our progress and ability to explore and develop properties.
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
Canadian federal and provincial governments have a duty to consult with Indigenous people when contemplating actions that may adversely affect asserted or proven Indigenous treaty or title rights and, in certain circumstances, accommodate their concerns. The scope of the duty to consult by federal and provincial governments varies with the circumstances and is often the subject of litigation. The fulfillment of the duty to consult Indigenous people and any associated duties of accommodation may adversely affect our ability, or increase the time required to obtain or renew, permits, leases, licenses and other approvals, or to meet the terms and conditions of those approvals.
Continued development of common law precedent regarding existing laws relating to Indigenous consultation and accommodation as well as the adoption of new laws are expected to continue to add uncertainty to the ability of entities operating in the Canadian oil and gas industry to execute on major resource development and infrastructure projects, including, among other projects, pipelines that could adversely impact our progress and ability to explore and develop properties in Canada. For example, Canada is a signatory to the United Nations Declaration of the Rights of Indigenous Peoples (“UNDRIP”) and the principles set forth therein may continue to influence the role of Indigenous engagement in the development of the oil and gas industry in Western Canada. In June 2021, the United Nations Declaration on the Rights of Indigenous Peoples Act (Canada) (“UNDRIP Act”) came into force in Canada. The UNDRIP Act requires the Government of Canada to take all measures necessary to ensure the laws of Canada are consistent with the principles of UNDRIP and to implement an action plan to address UNDRIP’s objectives. Adding further uncertainty, on June 29, 2021, the British Columbia Supreme Court issued a judgment in Yahey v British Columbia (the “Blueberry Decision”), in which it determined that the cumulative impacts of industrial development on the traditional territory of the Blueberry River First Nation (“BRFN”) in northeast British Columbia had breached BRFN’s treaty rights. The Blueberry Decision may lead to similar claims of cumulative effects across Canada in other areas covered by treaties.
In February 2025, the European Commission adopted a package of proposals to simplify EU rules and boost competitiveness. Among other things, the package proposes to apply the Corporate Sustainability Reporting Directive only to the largest companies (those with more than 1000 employees), focusing the sustainability reporting obligations on the companies which are more likely to have the biggest impacts on people and the environment. Moreover, it seeks to ensure that reporting requirements on large companies do not burden smaller companies in their value chains.
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
Climate change continues to be the focus of political and societal attention. Numerous proposals have been made and are likely to be forthcoming on the international, national, regional, state and local levels to reduce the emissions of GHG emissions. These efforts have included or may include cap-and-trade programs, carbon taxes, GHG emissions reporting obligations and other regulatory programs that limit or require control of GHG emissions from certain sources. These programs may limit our ability to produce crude oil, natural gas and NGLs, limit our ability to explore in new areas, or may make it more expensive to produce. In addition, these programs may reduce demand for our product either by incentivizing or mandating the use of other alternative energy sources, by prohibiting the use of our product, by requiring equipment using our product to shift to alternative energy sources, or by directly increasing the cost of fossil fuels to consumers. Additionally, in March 2024, the SEC adopted final rules intended to enhance and standardize climate-related disclosures by public companies and in public offerings; these rules are stayed pending the outcome of consolidated legal challenges in the Eighth Circuit Court of Appeals.
Compliance with applicable environmental laws and other government regulations could be costly and could negatively impact production.
The laws and regulations of countries where we have activities control our current business. These laws and regulations may require that we obtain permits for our development activities, limit or prohibit drilling activities in certain protected or sensitive areas or restrict the substances that can be released in connection with our operations.
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
We are also subject to a wide variety of laws relating to health and safety, taxes, employment, labor standards, money laundering, terrorist financing, and other matters in the jurisdictions in which we operate.
These laws and other governmental regulations, which cover matters including drilling operations, taxation and environmental protection, may be changed from time to time in response to economic or political conditions and could have a significant impact on our operating costs, as well as the crude oil, natural gas and NGLs industry in general. The compliance mechanisms and monitoring programs that we have adopted and implemented may not adequately prevent or detect possible violations of such applicable laws. Our failure to comply with any such legislation could result in severe criminal or civil sanctions and may subject us to other liabilities, including fines, prosecution and reputational damage, all of which could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.
While we believe that we are currently in compliance with environmental laws and other government regulations applicable to our operations, no assurances can be given that we will be able to continue to comply with such environmental laws and regulations without incurring substantial costs.
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
Risks Relating to the 2025 Facility Agreement
A significant level of indebtedness incurred under the 2025 Facility may limit our ability to borrow additional funds or capitalize on acquisition or other business opportunities in the future. In addition, the covenants in the 2025 Facility impose restrictions that may limit our ability and the ability of our subsidiaries to take certain actions. Our failure to comply with these covenants could result in the acceleration of any future outstanding indebtedness under the 2025 Facility.

The 2025 Facility Agreement governing our 2025 Facility with The Standard Bank of South Africa Limited, Isle of Man Branch, The Standard Bank of South Africa Limited, and the other financial institutions contains certain affirmative and negative covenants, including, among other things, as to compliance with laws (including environmental laws and anti-corruption laws), delivery of quarterly and annual financial statements and compliance certificates, no change of business, no merger and maintenance of corporate existence, field preservations and related contracts relating to the Borrowing Base Assets (as defined in the 2025 Facility Agreement), maintenance of insurance, entry into certain derivatives contracts which are regulated by the 2025 Facility Agreement and the Hedging Policy (as defined in the 2025 Facility Agreement), restrictions on the incurrence of liens, indebtedness, asset dispositions, acquisitions, restricted payments, entry into offtake agreements with Qualifying Offtakers (as defined in the 2025 Facility Agreement) and other customary covenants. The 2025 Facility Agreement also contains certain financial covenants and other covenants that restrict our ability to pay dividends and to enter into certain acquisitions and disposition transactions. We were in compliance with covenants under the 2025 Facility Agreement as of the date hereof.
Restrictions contained in the 2025 Facility Agreement governing any future indebtedness may reduce our ability to incur additional indebtedness, engage in certain transactions or capitalize on proposed acquisition or other business opportunities. Any future indebtedness under the 2025 Facility and other financial obligations and restrictions could have financial consequences. For example, they could:
•impair our ability to obtain additional financing in the future for capital expenditures, potential acquisitions, general business activities or other purposes;
•increase our vulnerability to general adverse economic and industry conditions;
•require us to dedicate a substantial portion of future cash flows to payments of our indebtedness and other financial obligations, thereby reducing the availability of our cash flows to fund working capital, capital expenditures and other general corporate requirements;
•limit our flexibility in planning for, or reacting to, changes in our business and industry; and
•place us at a competitive disadvantage to those who have proportionately less debt.

In addition, our ability to comply with the 2025 Facility Agreement's covenants could be affected by events beyond our control and we cannot assure you that we will satisfy those requirements. A prolonged period of oil and gas prices at declined levels could further increase the risk of our inability to comply with covenants to maintain specified financial ratios. A breach of any of these provisions could result in a default under the 2025 Facility, which could allow all amounts outstanding thereunder to be declared immediately due and payable. In the event of such acceleration, we cannot assure that we would be able to repay our debt or obtain new financing to refinance our debt. Even if new financing was made available to us, it may not be on terms acceptable to us. We may also be prevented from taking advantage of business opportunities that arise if we fail to meet certain ratios or because of the limitations imposed on us by the covenants under the 2025 Facility.
The borrowing base under the 2025 Facility may be reduced pursuant to the terms of the 2025 Facility Agreement, which may limit our available funding for exploration and development. We may have difficulty obtaining additional credit, which could adversely affect our operations and financial position.
In the future we may depend on the 2025 Facility for a portion of our capital needs. The 2025 Facility has aggregate commitments of $190 million and an initial borrowing base of $182 million. Subject to certain conditions, we may request, at any time prior to the date falling 30 months after the date of the 2025 Facility Agreement to increase the total commitments available under the 2025 Facility by an aggregate principal amount not to exceed $110 million. The total amount of loans which may be drawn under the 2025 Facility is limited to the lower of the amount of the aggregate commitments and the Borrowing Base Amount at the relevant time. The Borrowing Base Amount is calculated pursuant to the 2025 Facility Agreement and redetermined on March 31 and September 30 of each year beginning June 30, 2025 and other interim triggers set out in the 2025 Facility Agreement.
In the future, we may not be able to access adequate funding under the 2025 Facility as a result of (i) a decrease in our borrowing base due to the outcome of a subsequent borrowing base redetermination, or (ii) an unwillingness or inability on the part of the lenders to meet their funding obligations. As a result, we may be unable to obtain adequate funding under the 2025 Facility. If funding is not available when needed, or is available only on unfavorable terms, it could adversely affect our development plans as currently anticipated, which could have a material adverse effect on our production, revenues and results of operations.
Risks Relating to Ownership of Our Common Stock
The price of our Common Stock may fluctuate significantly.

Our common stock currently trades on the New York Stock Exchange (“NYSE”) and the London Stock Exchange (“LSE”), but an active trading market for our common stock may not be sustained. The market price of our common stock could fluctuate significantly as a result of:
•dilutive issuances of our common stock;
•announcements relating to our business or the business of our competitors;
•changes in expectations as to our future financial performance or changes in financial estimates of public market analysis;
•actual or anticipated quarterly variations in our operating results;
•conditions generally affecting the crude oil, natural gas and NGLs industry;
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

We currently intend to pay dividends on our common stock; however, no assurance can be given that we will be able to pay dividends to our stockholders in the future at indicated levels or at all.
On February 14, 2023, we announced that our Board of Directors adopted a quarterly cash dividend policy of an expected $0.0625 per share of common stock commencing in the first quarter of 2023. To the extent we have adequate cash on hand and cash flows from operations, we will consider continuing to pay dividends on our common stock in the future. Payment of future dividends, if any, and the establishment of future record and payment dates will be at the discretion of our Board of Directors after taking into account various factors, including current financial condition, the tax impact of repatriating cash, operating results and current and anticipated cash needs. As a result, no assurance can be given that we will be able to continue to pay dividends to our stockholders or that the level of any future dividends will achieve a market yield or increase or even be maintained over time, any of which could materially and adversely affect the market price of our common stock.
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
We cannot predict what effect, if any, future sales of our common stock, or the availability of our common stock for future sale, or the offer of additional shares of our common stock in the future, will have on the market price of our common stock. Sales or an additional offering of substantial number of shares of our common stock in the public market, or the perception or any announcement that such sales or an additional offering could occur, could adversely affect the market price of our common stock and may make it more difficult for stockholders to sell their common stock at a time and price that they deem appropriate and could also impede our ability to raise capital through the issuance of equity securities.
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
Our stockholders do not have pre-emptive rights and we, without stockholder consent, may issue additional shares of common stock, preferred shares, warrants, rights, units and debt securities for general corporate purposes, including, but not limited to, working capital, capital expenditures, investments, acquisitions and repayment or refinancing of borrowings. We actively seek to expand our business through complementary or strategic acquisitions and may issue additional shares of common stock in connection with those acquisitions. We also issue shares of our common stock to our executive officers, employees and independent directors as part of their compensation. This may have the effect of diluting the interests of existing stockholders. Additionally, to the extent that pre-emptive rights are granted, stockholders in certain jurisdictions may experience difficulties in exercising or the inability to exercise their pre-emptive rights.
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
We work with third parties from time to time that assist us in identifying, assessing, and managing cybersecurity risks, including professional services firms, consulting firms, threat intelligence service providers and penetration testing firms.
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
Governance

Our Board of Directors holds oversight responsibility over the Company’s strategy and risk management, including the management of systemic risks and material risks related to cybersecurity threats. This oversight is performed by the Board of Directors and its committees. The Board of Directors engages in discussions with management when management identifies any significant financial risk exposures that may result from material cybersecurity threats and the measures implemented to monitor and control these risks.
Our management, represented by our Chief Financial Officer, Ron Bain, and our Information Technology Director (the “IT Director”), Perry Pasloski, leads our cybersecurity risk assessment and management processes and oversees their implementation and maintenance.
Our IT Director is an experienced information technology professional in our information technology department and has served as IT Director since 2024. He works with the Company’s internal information technology department and external partners to monitor and improve our cybersecurity capabilities. Our IT Director possesses extensive experience in technology and cybersecurity, gained over his career spanning more than 25 years.
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
Our cybersecurity incident response and vulnerability management processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances. Management, including the Information Technology Director and the Chief Financial Officer, serves on the Company’s incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response processes include reporting to the Board of Directors for certain cybersecurity incidents. The Board of Directors holds regular meetings throughout the year and receives periodic reports from management, including our Chief Financial Officer, concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them.
Item 2. Properties

The location and general character of our principal crude oil, natural gas and NGLs assets, production facilities, and other important physical properties have been described by segment under Item 1. “Business.” Information about crude oil, natural gas and NGLs reserves, including the basis for their estimation, is discussed in Item 1. “Business.” Our principal executive office is located at 2500 CityWest Boulevard, Houston, Texas 77042. As of December 31, 2024, we maintained offices in Houston, Texas; London, United Kingdom; Port-Gentil, Gabon; Calgary, Alberta; Cairo, Egypt; Abidjan, Cote d’Ivoire; and Malabo, Equatorial Guinea. All of our office space is leased. While we may in the future require additional office space as our business expands, we believe that our existing facilities are adequate to meet our needs for the immediate future and that additional facilities will be available on commercially reasonable terms as needed. For information regarding the Company’s obligations under its office leases, see Part IV, Item 15., Note 14. Leases to the Consolidated Financial Statements.

Item 3. Legal Proceedings

We are subject to litigation claims and governmental and regulatory proceedings arising in the ordinary course of business. While we cannot predict the occurrence or outcome of these proceedings with certainty, it is management’s opinion that all claims and litigation we are currently involved in are not likely to have a material adverse effect on our consolidated financial position, cash flows or results of operations.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange and London Stock Exchange under the symbol “EGY”.
As of February 28, 2025, based upon information received from our transfer agent and brokers and nominees, there were approximately 93 holders of record of VAALCO common stock. This number does not include beneficial or other owners for whom common stock may be held in “street” names.
Dividends
On February 14, 2023, we announced that our board of directors adopted a quarterly cash dividend policy of an expected $0.0625 per common share per quarter commencing in the first quarter of 2023 and continued throughout the years 2023 and 2024. The following table is a schedule of our dividends paid during 2024:

Dividend Payment Date	Amount per common share	Record Date
March 28, 2024	$0.0625	March 8, 2024
June 21, 2024	$0.0625	May 17, 2024
September 20, 2024	$0.0625	August 23, 2024
December 20, 2024	$0.0625	November 22, 2024
Aggregate per share amount paid in 2024	$0.2500

In connection with the 2025 RBL Facility, we are required to provide a group liquidity forecast prior to any distribution, share buyback, or stock repurchase (each, a “Distribution”). The forecast must include the amount of Distribution expected in the forecast period. Provided there is no borrowing base deficiency, and no event of default results or exists, we may make Distributions without further approval as long as (1) the current forecast is above the required ratio and the proposed Distribution, aggregated with the amount declared or paid in any three months within the forecast period, does not exceed 110% of the estimated amount for that period, or (2) we provide an updated forecast that is above the required threshold taking into account the proposed Distribution and the expected Distribution in any three-month period within the relevant forecast period. In the event the liquidity test is not met, an approval or waiver would need to be obtained from the Lenders to make a Distribution. Cash dividends during the expected period of the refurbishment of the FPSO in Cote d’Ivoire, if any are declared, shall not be more than $0.26 per share. For the year ended December 31, 2024, no specific approval or waivers were required to make Distributions.

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
Performance Graph
The following graph compares the annual percentage change in our cumulative total stockholder return on common shares with the cumulative total return of the S&P 500 Index and the SPDR S&P Oil & Gas Exploration and Production Index. The graph assumes $100 was invested on December 31, 2019 in our common stock and in each index, and that all dividends, if any, are reinvested. Stockholder returns over the indicated period may not be indicative of future stockholder returns.

350
300
250
200
150
100
50
-
2019
2020
2021
2022
2023
2024
SPDR S&P Oil & Gas Exploration and Production
S&P 500 Composite
VAALCO Energy, Inc.

	2019	2020	2021	2022	2023	2024
SPDR S&P Oil & Gas Exploration and Production	$100	$62	$104	$151	$156	$152
S&P 500 Composite	$100	$118	$152	$125	$158	$198
VAALCO Energy, Inc.	$100	$80	$145	$210	$220	$217
Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered securities during the year ended December 31, 2024 that were not previously reported on a Current Report on Form 8-K.

Issuer Repurchases of Common Stock
The Company previously implemented a Rule 10b5-1 trading plan (the “10b5-1 Plan”) to facilitate share purchases through open market purchases, privately negotiated transactions, or otherwise under the Exchange Act. The 10b5-1 Plan provided for an aggregate purchase of currently outstanding common stock of up to $30 million over a maximum period of up to 20 months. Payment for shares repurchased under the share buyback program were funded using the Company's cash on hand and cash flow from operations. The share buyback program was completed on March 12, 2024.
The below table shows the repurchases of equity securities related to the share repurchase program during the fiscal year ended December 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Amount that May Yet Be Used to Purchase Shares Under the Program
January 1, 2024 - January 31, 2024	446,366	$4.48	446,366	$3,516,205
February 1, 2024 - February 29, 2024	474,100	$4.22	474,100	$1,516,630
March 1, 2024 - March 12, 2024	347,137	$4.33	347,137	$—
Total	1,267,603		1,267,603

Item 6. [Reserved].
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis describes the principal factors affecting our capital resources, liquidity, and results of operations. This management’s discussion and analysis should be read in conjunction with the accompanying Financial Statements and related notes, information about our business practices, significant accounting policies, risk factors, and the transactions that underlie our financial results, which are included in various parts of this Annual Report. For discussion related to changes in financial condition and results of operations for 2023 as compared with 2022, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Form 10-K, which was filed with the SEC on March 15, 2024. Certain statements in our discussion below are forward-looking statements. These forward-looking statements involve risks and uncertainties. We caution that a number of factors could cause actual results to differ materially from those implied or expressed by the forward-looking statements. Please see “Cautionary Statement Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” for further details about these statements.
INTRODUCTION
We are an independent energy company headquartered in Houston, Texas engaged in the acquisition, exploration, development and production of crude oil, natural gas and NGLs. We have a diversified African-focused asset portfolio in Gabon, Egypt, Cote d'Ivoire, Equatorial Guinea and Nigeria, as well as producing properties in Canada. For further discussion of our five operating segments see “Item 1. Business – Segment and Geographical Information.”
We intend to accelerate shareholder returns and increase shareholder value by controlling operating costs and capital expenditures, maximizing reserve recoveries and making disciplined strategic accretive acquisitions that meet our strategic and financial objectives.
We believe that our quality portfolio, strong management and technical expertise specific to the markets in which we operate, and our ongoing focus on maintaining a competitive cost structure and disciplined capital allocation framework position us to achieve our business strategy and navigate a variety of commodity price environments. Over the past years, we have delivered on our focused strategy and believe we will continue to do so with the organic growth programs across our diversified portfolio over the coming years.
Recent Developments and Outlook
2024 Acquisition
On April 30, 2024, we completed the acquisition of Svenska Petroleum Exploration Aktiebolag, a company incorporated in Sweden whereby we acquired all of the issued shares in the capital of Svenska and Svenska became a direct, wholly-owned subsidiary of the Company (“Svenska Acquisition”) for a net adjusted purchase price of $40.2 million. The purchase price was funded with the Company's cash on hand. As a result of the Svenska Acquisition, we acquired Svenska’s primary asset: a 27.39% non-operated working interest in the deepwater producing Baobab field in Block CI-40, offshore Cote d’Ivoire in West Africa. We also acquired a 21.05% non-operated working interest in OML 145, a non-producing discovery located offshore of Nigeria that is not expected to be developed at this time.
Capital Program
We expect our 2025 capital program to range between $270 million to $330 million, assuming normal operating conditions, that prioritizes free cash flow generation and meaningful return of capital to shareholders. The program includes estimated spending of approximately between $115 million to $135 million for Gabon, $30 million to $40 million for Egypt, $8 million to $13 million for Canada, $1 million to $3 million for Equatorial Guinea, $115 million to $135 million for Cote d'Ivoire for oil and natural gas development and $1 million related to corporate and other capital costs. The foregoing amounts related to Etame projects in Gabon do not include amounts funded by the non-operating partners. See further discussion below under “Capital Resources, Liquidity and Cash Requirements” for further discussion on the capital spending for each of our operating segments.
Commodity Prices
Prices for crude oil and condensate, NGLs and natural gas have historically been volatile. This volatility is expected to continue due to the many uncertainties associated with the worldwide political and economic environment and the global supply of, and demand for, crude oil, NGLs and natural gas and the availability of other energy supplies, the relative competitive relationships of the various energy sources in the view of consumers and other factors. Significant changes in oil and natural gas prices have a material impact on our liquidity. Declining commodity prices negatively affect our operating cash flow but have a positive indirect effect on operating expenses. The inverse is also true during periods of rising commodity prices. To mitigate some of the risk inherent in oil and natural gas prices, we have utilized various derivative instruments to hedge commodity price risk.

RESULTS OF OPERATIONS
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
We reported net income for the year ended December 31, 2024 of $58.5 million compared to a net income of $60.4 million for the year ended December 31, 2023. The year-over-year decrease in net income was due to higher depreciation, depletion and amortization expense, production expenses and credit losses during the year, partially offset by the increase in revenues and a bargain purchase gain related to the Svenska acquisition. Further discussion of results by significant line item follows.

	Year Ended December 31,		Increase/
	2024	2023	(Decrease)
	(in thousands except per Boe information)
Net crude oil, natural gas, and NGLs sales volume (MBoe)	7,262	6,832	430
Average crude oil, natural gas and NGLs sales price (per Boe)	$65.64	$65.83	$(0.19)

Net crude oil, natural gas, and NGLs revenue	$478,988	$455,066	$23,922

Operating costs and expenses:
Production expense	163,500	153,157	10,343
FPSO demobilization and other costs	—	7,484	(7,484)
Exploration expense	48	1,965	(1,917)
Depreciation, depletion and amortization	143,034	115,302	27,732
General and administrative expense	29,684	23,840	5,844
Credit (recovery) losses and other	6,304	(4,906)	11,210
Total operating costs and expenses	342,570	296,842	45,728
Other operating income (expense), net	78	433	(355)
Operating income	$136,496	$158,657	$(22,161)
The revenue changes between the years ended December 31, 2024 and 2023 identified as related to changes in price or volume are shown in the table below:

(in thousands)
Price	$(1,376)
Volume	28,338
Other (1)	(3,040)
Total net revenue	$23,922
(1)The Other in the table above includes revenues attributed to carried interests.
The table below shows net production, sales volumes and realized prices for both years.

	Year Ended December 31,
	2024	2023
Net crude oil, natural gas and NGLs production (MBoe)	7,296	6,833
Net crude oil, natural gas and NGLs sales (MBoe)	7,262	6,832

Average realized crude oil, natural gas and NGLs price ($/Boe)	$65.64	$65.83
Average Dated Brent spot price* ($/Bbl)	$80.52	$82.49
*Average of daily Dated Brent spot prices posted on the U.S. Energy Information Administration website.

Costs and Expenses	2024	2023	% Change 2024 vs. 2023
Production expense, excluding offshore workovers ($/BOE)	$22.50	$22.42	—%
Depreciation, depletion and amortization ($/BOE)	$19.69	$16.88	17%
General and administrative expense, excluding stock-based compensation ($/BOE)	$3.48	$3.49	—%
Crude oil, natural gas and NGLs net revenues increased $23.9 million, or approximately 5%, during the year ended December 31, 2024 compared to the same period of 2023. The revenue increase is primarily attributable to revenues recognized within the Cote d'Ivoire segment during the year ended December 31, 2024 that were not present in the prior period.
Gabon
Crude oil sales in Gabon are a function of the number and size of crude oil liftings in each year and thus crude oil sales do not always coincide with volumes produced in any given year. The Company’s Gabon segment contributed $206.0 million of revenue to the Company’s total revenue during the year ended December 31, 2024. This compares to the $260.3 million of revenue contributed by the segment during the year ended December 31, 2023. The decrease in revenues is primarily due to lower sales volume in Gabon. The total sales volume in Gabon for the year ended December 31, 2024 was 2,584 MBbls or 612 MBbls lower than the sales volumes of 3,196 MBbls in the same period in 2023. Further, we had a decrease in the Gabon average realized price per barrel received during the year ended December 31, 2024 of $78.81 per barrel (Bbl) compared to the price received in 2023 of $79.80 per Bbl. Our share of crude oil inventory, excluding royalty barrels, was approximately 267,754 barrels and 68,766 barrels at December 31, 2024 and 2023, respectively.
Egypt
Crude oil sales in Egypt are either sold to a third party via a cargo lifting or sold directly to the government, EGPC. The Company’s Egypt segment contributed $146.0 million of revenue to the Company’s total revenue for the year ended December 31, 2024. This compares to the $161.0 million of revenue contributed by the segment during the year ended December 31, 2023. The decrease in revenues was primarily due to the decrease in sales volumes during the year ended December 31, 2024 to 2,585 MBbls compared to 2,771 MBbls during the same period in 2023. The average realized price received in Egypt was $56.47 per Bbl during the year ended December 31, 2024, which was also lower compared to the $58.11 per barrel received in 2023. At December 31, 2024, the Company’s Egypt segment had zero barrels in oil inventory.
Canada
Crude oil sales in Canada are normally sold through pipelines to a third party. The Company’s Canadian segment contributed $32.0 million of revenue to the Company’s total revenue for the year ended December 31, 2024. This compares to the $33.7 million of revenue contributed by the Canada Segment during the year ended December 31, 2023. The decrease in revenues is due to the lower average realized sales price received during the year ended December 31, 2024 of $36.77 per MBoe or a decrease of $1.79 per Boe from the $38.92 per Boe received during the same period in 2023. The decrease in the average realized price was offset by the increase in sales volumes during the same period. In Canada, the total sales volumes for the year ended December 31, 2024 was 870 MBoe or 5 MBoe higher than the 865 MBoe sold during the year ended December 31, 2023.
Cote d'Ivoire
Crude oil sales in Cote d’Ivoire are sold through a marketing contract with an international oil trading company which offers the cargo shipments to buyers, mainly refineries, around the world. The Company's Cote d’Ivoire Segment contributed $95.1 million of revenue to the Company’s total revenue during the year ended December 31, 2024. Total sales volumes in Cote d'Ivoire for the year ended December 31, 2024 was 1,223 MBbls and the average realized sales price received was $77.74 per barrel.

Production expenses increased $10.3 million, or approximately 7%, to $163.5 million in the year ended December 31, 2024 compared to the same period of 2023. The increase in production expense was primarily driven by the crude oil inventory acquired in the Svenska Acquisition that was recorded at fair value upon acquisition and lower of cost or net realizable value in subsequent periods. In addition, VAALCO has seen inflationary pressure on personnel and contractor costs. In February 2024, the government in Gabon enacted new regulation which has resulted in an increase to withholding taxes on foreign supplied goods and services. On a per barrel basis, production expense, excluding workover expense and stock compensation expense, for the year ended December 31, 2024 decreased to $22.48 per barrel from the prior year of $22.59 per barrel primarily as a result of higher production volumes for the current period.
FPSO demobilization costs decreased $7.5 million, or 100%, to zero in the year ended December 31, 2024 compared to the same period of 2023. In 2023, it was determined that there was additional normally occurring radioactive material (NORMs) waste than anticipated connected to the FPSO from the Contractors' usage. As such, VAALCO and JOA partners incurred an additional $7.5 million (net to VAALCO) in decommissioning fees, which was reported as a separate line item on the income statement. These costs were incurred to retire the FPSO as we transitioned the Etame block to the FSO.
Exploration expenses decreased $1.9 million, or approximately 98%, in the year ended December 31, 2024 compared to the same period of 2023 due primarily to the abandonment of the Egyptian East Arta - 54 appraisal well and the abandonment of the NWG-5C1 appraisal well in 2023.

Depreciation, depletion and amortization increased $27.7 million, or approximately 24%, in the year ended December 31, 2024 compared to the same period of 2023. The increase in depreciation, depletion and amortization expense is due primarily to the addition of Cote d'Ivoire related to the Svenska Acquisition partially offset by lower depletable costs in Gabon, Egypt, and Canada.
General and administrative expenses increased $5.8 million, or approximately 25%, in the year ended December 31, 2024 compared to the same period of 2023. The increase in general and administrative expenses is primarily due to professional fees, accounting and legal services, and salaries and wages.

Credit loss and other allowances - Credit loss and other expense increased $11.2 million, or approximately 228%, in the year ended December 31, 2024 compared to the same period of 2023. The increase in credit losses and other for the year ended December 31, 2024, is primarily attributable to the receivables with EGPC regarding the settlement of these receivables owed to the Company. During the year ended December 31, 2023, the decrease in credit loss and other allowances was primarily due to two credit loss and other allowance reversals in 2023. These two reversals were partially offset by a credit loss and other allowance adjustment in Egypt.

Derivative instruments gain (loss), net is attributable to our commodity instruments as discussed in Part IV, Item 15., Note 10. Derivatives and Fair Value to the Consolidated Financial Statements. During the years ended December 31, 2024 and 2023, we recognized net realized losses of $0.5 million and $0.1 million, respectively, and unrealized losses of $0.2 million and an unrealized gain of $0.4 million, respectively, or a total net derivative losses of $0.7 million and net derivative gain of $0.2 million, respectively. Derivative losses for 2024 are a result of the increase in the price of Dated Brent crude oil over the initial strike price per barrel of the option over the year ended December 31, 2024. Our derivative instruments currently cover a portion of our production through September 2025.

Interest (expense) income, net decreased $2.7 million to an expense of $3.7 million for the year ended December 31, 2024 from an expense of $6.5 million during the same period in 2023. The decrease of net interest expense for the year ended December 31, 2024 primarily results from a decrease in our amortization of debt issue costs and commitment fees incurred on the RBL Facility partially offset by interest income.

Other (expense) income, net increased $4.9 million to an expense of $5.8 million for the year ended December 31, 2024 from an expense of $0.9 million for the year ended December 31, 2023. Other (expense) income, net normally consists of foreign currency losses as discussed in Part IV, Item 15., Note 2. Summary of Significant Accounting Policies to the Consolidated Financial Statements. However, for the year ended December 31, 2024, other (expense) income, net, also included $3.9 million of transaction costs associated with the Svenska Acquisition.
Income tax expense (benefit) for the year ended December 31, 2024 was an expense of $81.3 million. This is comprised of $98.9 million of current tax expense and a deferred tax benefit of $17.6 million. Income tax expense for the year ended December 31, 2023 was an expense of $89.7 million. This was comprised of $92.6 million of current tax expense and a deferred tax benefit of $2.9 million. The current tax expense in both periods is primarily attributable to our operations in Gabon, Egypt, Canada and Cote d'Ivoire. The income tax expense is higher in 2024 than income tax for the comparable 2023 period as a result of higher revenues. See Part IV, Item 15., Note 8. Income Taxes to the Consolidated Financial Statements for further discussion.
CAPITAL RESOURCES AND LIQUIDITY

Capital Expenditures
During 2024, we had accrual basis expenditures attributable to operations of $109.4 million, that includes $22.6 million for Gabon, $11.4 million for Egypt, $25.8 million for Canada, $44.4 million for Cote d'Ivoire, $0.6 million for Equatorial Guinea and $4.6 million for the corporate offices, compared to $72.6 million for 2023. Capital expenditures in 2024 were attributable to expenditures primarily related to the new wells drilled as part of the drilling campaign in Canada, the workover and drilling program in Egypt and the expenditures associated with the preparation of the FPSO dry dock project in Cote d'Ivoire. Capital expenditures in 2023 were primarily related to the payments for the 2023 drilling campaigns in Egypt and Canada.
Recent Operational Updates
Gabon
The Company secured a drilling rig in December 2024 in conjunction with its 2025/2026 drilling program, which is planned to begin in mid-2025 to drill multiple development wells, and appraisal or exploration wells, as well as to perform workovers, with options to drill additional wells. We are planning on multiple wells in both the Etame field and at our SEENT platform, and a re-drill and several workovers in the Ebouri field to access production and reserves that were previously shut in and removed from proved reserves due to the presence of hydrogen sulfide.
Egypt
The Company focused on enhancing production in 2024 through a series of planned workovers. The EA-55 well, drilled in October 2023, was completed and put online in January 2024. During the year, the planned workover program for 2024 was completed for 12 wells, including the K-81 well recompletion at the start of the first quarter of 2024, which was a carry-over from our 2023 drilling activity. The focus of the workover activities was to achieve peak production from the wells, significant improvements on the rate of production, and enhance production efficiency.
The Company deferred its 2024 drilling during the year to work up a robust drilling program. We have contracted a rig and commenced with the drilling of two wells December 2024. The first of the two wells was also successfully completed in December 2024, while the second well is expected to come on line in early 2025.
Cote d'Ivoire

As previously discussed, the FPSO will be placed in dry dock in early 2025 for planned maintenance and upgrades. It ceased hydrocarbon production as scheduled on January 31, 2025 and the final lifting of crude oil from the FPSO took place on February 5, 2025. The project team has commenced mobilization efforts, deploying the necessary workforce support vessels and equipment to facilitate the safe disconnection of the FPSO. The vessel is planned to be wet towed to the shipyards in Dubai for refurbishment upon departure from the field around March 2025. Significant development drilling is expected to begin in 2026 after the FPSO is expected to return to service with meaningful additions to production from the main Baobab field in CI-40, as well as a potential future development of the Kossipo field, which is also on the license.

Canada

We successfully drilled and completed four wells in 2024, all of which have been producing during the year. The wells were drilled with longer 2.75 mile laterals to improve the economics of the program. The new wells drilled resulted in a change in the production mix in Canada from about 60% liquids during the first quarter to about 75% after the wells came online with a lower gas-oil ratio. In early November 2024, a fifth well was drilled and we plan to put the well online in early 2025.

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
Please see Part IV, Item 15., Note 10. Derivatives and Fair Value in our Consolidated Financial Statements for more information on the related hedges.
Cash on Hand
At December 31, 2024 and 2023, we had unrestricted cash of $82.6 million and $121.0 million, respectively, which as of certain dates, exceeded Federal Deposit Insurance Corporation insurance limits. We invest cash not required for immediate operational and capital expenditure needs in short-term money market instruments primarily with financial institutions where we determine our credit exposure is negligible. As operator of the Etame Marin block in Gabon, we enter into project-related activities on behalf of our working interest joint venture owners. We generally obtain advances from joint venture owners prior to significant funding commitments. Our cash on hand will be utilized, along with cash generated from operations, to fund our operations.

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

Based on current expectations, we believe we have sufficient liquidity through our existing cash balances, cash flow from operations and our 2025 RBL Facility to support our current cash requirements during the next 12 months and beyond, including the FSO charter, drilling programs, as well as transaction expenses and capital and operational costs associated with our business segments' operations. However, our ability to generate sufficient cash flow from operations or fund any potential future acquisitions, consortiums, joint ventures or pay dividends for other similar transactions depends on operating and economic conditions, some of which are beyond our control. If additional capital is needed, we may not be able to obtain debt or equity financing on terms favorable to us, or at all. We are continuing to evaluate all uses of cash, including opportunistic acquisitions, and whether to pursue growth opportunities and whether such growth opportunities, additional sources of liquidity, including equity and/or debt financings, are appropriate to fund any such growth opportunities.
Merged Concession Agreement
For information on the Merged Concession Agreement, see Part IV, Item 15., Note 12. Commitments and Contingencies to the Consolidated Financial Statements.

RBL Facility Agreement and Available Credit
For information on our RBL Facility Agreement and Available Credit, see Part IV, Item 15., Note 13. Debt to the Consolidated Financial Statements. For information on our 2025 Facility Agreement and Available Credit, see Part IV, Item 15., Note 13. Debt and Note 20. Subsequent Events to the Consolidated Financial Statements.
Cash Requirements
Our material cash requirements generally consist of the FPSO refurbishment, finance and operating leases, capital projects, dividend payments, Merged Concession Agreement and abandonment funding, each of which is discussed in further detail below.
Abandonment Funding - Under the terms of the Etame PSC, we have a cash funding arrangement for the eventual abandonment of all offshore wells, platforms and facilities on the Etame Marin block. As a result of the PSC Extension, annual funding payments are spread over the periods from 2018 through 2028, under the applicable abandonment study. The amounts paid will be reimbursed through the Cost Account and are non-refundable. In August 2023, a new abandonment study was completed and such study estimated abandonment costs of approximately $77.9 million ($45.9 million, net to VAALCO) on an undiscounted basis. The new abandonment estimate was presented to the Gabonese Directorate of Hydrocarbons as required by the PSC. In the first quarter of 2023, the Directorate of Hydrocarbons in Gabon approved a $26.6 million ($15.6 million, net to VAALCO) abandonment funding payment associated with the FPSO retirement. The Company received payment of $15.6 million in March 2023. No additional activity was noted in the abandonment funding account during the remainder of 2023 and in 2024. At December 31, 2024, the balance of the abandonment fund was $10.7 million ($6.3 million, net to VAALCO) on an undiscounted basis. The annual payments will be adjusted based on revisions in the abandonment estimate. This cash funding is reflected under “Other noncurrent assets” in the “Abandonment funding” line item of the consolidated balance sheets. The Company is working with the Directorate of Hydrocarbons in Gabon to establish a payment schedule to resume funding of the abandonment fund. Future changes to the anticipated abandonment cost estimate could change the asset retirement obligation and the amount of future abandonment funding payments.
Capital Projects - In December 2024, Vaalco secured a rig for the 2025/26 drilling campaign at Etame. Vaalco is currently finalizing locations and planning for the next drilling campaign, which is expected to commence in Q3 2025. We currently have a 10 to 15 well drilling campaign in Egypt, where we have completed the drilling of two wells. In Canada, we continue to drill, recomplete and workover wells adding to our production base and cash flows.

Leases - We are a party to several operating and financing lease arrangements, including operating leases, which may include corporate offices, drilling rigs, rental of marine vessels and helicopter, warehouse and storage facilities, equipment and financing lease agreements for the FSO, and equipment and vehicles used in operations. The annual costs of these leases are significant to us. For further information see Part IV, Item 15., Note 14. Leases to our Consolidated Financial Statements.

Merged Concession Agreement - On January 20, 2022, prior to the consummation of the TransGlobe Acquisition, TransGlobe announced a fully executed Merged Concession Agreement with EGPC that merged the three existing Eastern Desert concessions with a 15-year primary term and improved economics. In advance of the Minister of Petroleum and Mineral Resources of the Arab Republic of Egypt (the “Minister”) executing the Merged Concession Agreement, TransGlobe paid the first modernization payment of $15.0 million and signing bonus of $1.0 million as part of the conditions precedent to the official signing ceremony on January 19, 2022. On February 1, 2022, TransGlobe paid the second modernization payment of $10.0 million. In accordance with the Merged Concession Agreement, we agreed to substitute the 2023, 2024 and 2025 payments and issue three $10.0 million credits against receivables owed from EGPC. We plan to make the final annual equalization payment of $10.0 million on or before February 1, 2026. We also have minimum financial work commitments of $50.0 million per each five-year period of the primary development term, commencing on February 1, 2020 (the “Merged Concession Effective Date”). As of December 31, 2024, the $50.0 million of financial work commitments had been delivered to EGPC.

FSO Agreements – On August 31, 2021, we and our Etame co-venturers approved the Bareboat Contract and Operating Agreement (the “Bareboat Charter”) with World Carrier to replace the existing FPSO with an FSO unit at the Etame Marin block offshore Gabon. Pursuant to the Bareboat Charter, World Carrier will provide use of the Teli vessel to VAALCO Gabon for an initial eight-year term, subject to optional two successive one-year extensions. Pursuant to the Bareboat Charter, VAALCO Gabon agreed to engage World Carrier for the purposes of maintaining and operating the FSO on its behalf in accordance with the specifications therein and to provide other services to VAALCO Gabon in connection with the operation and maintenance of the FSO. As consideration for the performance by World Carrier of the Operator

Services, VAALCO Gabon agreed to pay a daily operating fee (to be paid monthly) beginning on the date of issuance of the Fit to Receive Certificate (as defined in the Bareboat Charter) until the end of the term, with such term being the same as the term in the Bareboat Charter. On October 19, 2022, we issued final acceptance certificate of the FSO. On December 4, 2022, the first lifting from the FSO was successfully completed at the same time the final remaining volumes from the FPSO were removed.

FPSO Maintenance – The FPSO will be in transit to dry dock in early 2025 for planned maintenance and upgrades. It ceased hydrocarbon production as scheduled on January 31, 2025 and the final lifting of crude oil from the FPSO concluded on February 6, 2025. The project team mobilization efforts are on schedule and have significantly progressed, deploying the necessary workforce support vessels and equipment to facilitate the safe disconnection of the FPSO. The vessel is planned to be wet towed to the shipyards in Dubai for refurbishment upon departure from the field around March 2025.
BWE Consortium – We are a member of the BWE Consortium with BW Energy and Panoro Energy, which was awarded the two blocks in the 12th Offshore Licensing Round in Gabon. The BWE Consortium and the Gabonese government came to an agreement on the commercial terms in February 2024. All parties to the BWE Consortium signed the PSC with the Gabonese Government during the fourth quarter of 2024. Pursuant to the terms of the PSC, BW Energy will be the operator with a 37.5% working interest, and VAALCO will have a 37.5% working interest and Panoro Energy will have a 25% working interest as non-operating joint owners. The two blocks, Niosi Marin Block (previously G12-13) and the Guduma Marin Block (previously H12-13), are adjacent to our Etame PSC as well as BW Energy and Panoro’s Dussafu PSC offshore Southern Gabon and cover an area of 2,989 square kilometers and 1,929 square kilometers, respectively. The two blocks, held by the BWE Consortium and the PSCs over the blocks, are currently under negotiation with the Gabonese government.
Dividend Policy – On February 14, 2023, we announced that our Board of Directors adopted a quarterly cash dividend policy of an expected $0.0625 per common share per quarter, which commenced in the first quarter of 2023 and continued throughout 2024. Payment of future dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including current financial condition, the tax impact of repatriating cash, operating results and current and anticipated cash needs.
Trends and Uncertainties
Geopolitical Conflict and Other Market Forces – Global conflicts, including Russia’s invasion of Ukraine, conflicts in the Middle East, and heightened tensions in the Pacific region, have significantly elevated global geopolitical tensions and security concerns. Economic sanctions, export controls, and other trade restrictions, for instance those that the U.S. Government and other nations implemented against Russia in light of its invasion of Ukraine or those relating to the conflict in the Middle East, could directly and indirectly continue to have, a destabilizing effect on the European continent and the global oil and natural gas markets. The extended war between Russia and Ukraine and increasing hostilities in the Middle East, could continue to intensify and may cause prolonged uncertainty and volatility in commodity prices. The extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have a substantial negative impact on the global economy and/or our business for an unknown period of time. In addition, increased inflation, higher interest rates and current turmoil in certain governments are impacting the global supply chain market.
Commodity Prices – Historically, the markets for oil, natural gas and NGLs have been volatile. Oil, natural gas and NGLs prices are subject to wide fluctuations in supply and demand. Our cash flows from operations may be adversely impacted by volatility in crude oil and natural gas prices, a decrease in demand for crude oil, natural gas or NGLs and future production cuts by OPEC+.

ESG and Climate Change Effects – Sustainability matters continue to attract considerable public, regulatory and scientific attention. In particular, we expect continued required reporting attention on climate change issues and emissions of GHG, including methane (a primary component of natural gas) and carbon dioxide (a byproduct of crude oil and natural gas combustion) and freshwater use.

For example, in March 2024, the SEC adopted final rules under SEC Release No. 33-11275: The Enhancement and Standardization of Climate-Related Disclosures for Investors, which requires registrants to provide certain climate-related information in their registration statements and annual reports. The rules require information about a registrant’s climate-related risks that are reasonably likely to have a material impact on its business, results of operations, or financial condition. These requirements are effective for the Company in various fiscal years, starting with its fiscal year beginning November 1, 2026. On April 4, 2024, the SEC determined to voluntarily stay the final rules pending certain legal challenges. The Company believes that the impact of these final rules on its consolidated financial statements and disclosures are not material. This increased attention to climate change and environmental conservation coupled with stepped up government incentives around renewable energy sources may result in demand shifts away from crude oil and natural gas products, higher regulatory and compliance costs, additional governmental investigations and private litigation against us. For example, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of GHGs. These efforts have included consideration of cap-and-trade programs, carbon taxes, GHG reporting and tracking programs and regulations that directly limit GHG emissions from certain sources. In addition, institutional investors, proxy advisory firms and other industry participants continue to focus on ESG matters, including climate change. We expect that this heightened focus will continue to drive ESG efforts across our industry and influence investment and voting decisions, which for some investors may lead to less favorable sentiment towards carbon assets and diversion of investment to other industries. Consistent with the increased attention on ESG matters and climate change, we have prioritized and are committed to responsible environmental practices by monitoring our adherence to ESG reporting requirements, including establishing and communicating short and long-term goals and targets, furthering the reduction of our carbon footprint and measurement of GHG emissions. Sustainability remains an important topic to us, and we are in the process of developing a multi-year plan to establish and document our progress in achieving goals we set for ourselves across all areas of sustainability. Our plans will enable us to monitor and improve matters related to ESG and climate change going forward.

For the past four years the Company has matured its reporting in line with the recommendations of the Task force on Climate-related Financial Disclosures (“TCFD”), which is recognized as the global standard in climate-related reporting. The full TCFD report was included within the 2023 Sustainability Report (rather than in this Annual Report on Form 10-K or in the annual report which was published in connection with the annual meeting), as the 2023 Sustainability Report details environmental, social and governance matters which the TCFD report forms an important part. The 2023 Sustainability Report is available on the Company's website, which is not incorporated by reference hereto.
Cash Flows
Our cash flows for the years ended December 31, 2024 and 2023 are as follows:

	Year Ended December 31,
	2024	2023	Increase (Decrease) in 2024 over 2023
	(in thousands)
Net cash provided by operating activities before changes in operating assets and liabilities	$184,312	$182,730	$1,582
Net change in operating assets and liabilities	(70,594)	40,867	(111,461)
Net cash provided by (used in) operating activities	113,718	223,597	(109,879)

Net cash provided by (used in) investing activities	(102,119)	(97,223)	(4,896)

Net cash provided by (used in) in financing activities	(43,048)	(56,819)	13,771
Effects of exchange rate changes on cash	(3)	(153)	150
Net change in cash, cash equivalents and restricted cash	$(31,452)	$69,402	$(100,854)
The $109.9 million decrease in net cash provided by operating activities during the year ended December 31, 2024 compared to the year ended December 31, 2023, was driven primarily by changes in operating assets and liabilities during the period. The net decrease in changes provided by operating assets and liabilities of $111.5 million for the year ended December 31, 2024 compared to the same period of 2023 was related to a decrease in cash provided by trade receivable, Accounts with joint venture owners, net and Egypt receivables and other, net (collectively $86.1 million). In addition, cash used by operating assets and liabilities increased due to a decrease in the accrued liabilities and other balances of $27.0 million. Partially offsetting these changes was an increase in cash provided on a decrease in cash used in Accounts Payable of $14.9 million.
The $4.9 million increase in net cash used in investing activities during the year ended December 31, 2024 was due to the increase in cash capital spending in 2024. In 2023 we incurred significant capital for the 2021/2022 Etame drilling campaign and the Etame field reconfiguration. In 2024 capital spending was primarily attributable to the costs associated with the recompletion and drilling program. In addition, VAALCO used $40.2 million in cash for the acquisition of

Svenska which is offset by the cash received from Svenska in the amount of $41.0 million. See Part IV, Item 15., Note 4. Acquisitions to the Consolidated Financial Statements for further discussion of the acquisition.
Net cash used in financing activities during the year ended December 31, 2024 included $26.2 million for dividend distributions, $6.8 million for treasury stock repurchases made under our stock repurchase plan or as a result of tax withholding on options exercised and on vested restricted stock, and $10.5 million of principal payments on our finance leases partially offset by $0.4 million in proceeds from options exercised. For the twelve months ended December 31, 2023, cash used in financing activities included $26.8 million for dividend distributions, $23.6 million for treasury stock repurchased under our stock repurchase plan, and $7.2 million of principal payments on our finance leases partially offset by $0.7 million in proceeds from options exercised.
Regulatory and Joint Interest Audits
We are subject to periodic routine audits by various government agencies, including audits of our petroleum Cost Account, customs, taxes and other operational matters, as well as audits by other members of the contractor group under our joint operating agreements. See Part IV, Item 15., Note 12. Commitment and Contingencies to the Consolidated Financial Statements for further discussion.
CRITICAL ACCOUNTING ESTIMATES
The preparation of Financial Statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the Financial Statements and the reported amounts of revenues and expenses during the respective reporting periods. Accounting estimates are considered to be critical if (1) the nature of the estimates and assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and (2) the impact of the estimates and assumptions on financial condition or operating performance is material. Actual results could differ from the estimates and assumptions used. Further, in some cases, GAAP allows more than one alternative accounting method for reporting. In those cases, our reported results of operations would be different should we employ an alternative accounting method. See Part IV, Item 15., Note 2. Summary of Significant Accounting Policies to the Consolidated Financial Statements for our accounting policy elections.
Asset Retirement Obligations
The Company has significant obligations to remove tangible equipment and restore land or seabed at the end of oil and gas production operations. Estimating the future plugging and abandonment costs requires management to make estimates and judgments inherent in the present value calculation of the future obligation. These include ultimate plugging and abandonment costs, inflation factors, credit adjusted discount rates, and timing of settlement and changes in the legal, regulatory, environmental and political environments.
We account for asset retirement obligations as required by ASC 410 — Asset Retirement and Environmental Obligations. Under these standards, the fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. If a reasonable estimate of fair value cannot be made in the period the asset retirement obligation is incurred, the liability is recognized when a reasonable estimate of fair value can be made. If a tangible long‑lived asset with an existing asset retirement obligation is acquired, a liability for that obligation is recognized at the asset’s acquisition or in service date. In addition, a liability for the fair value of a conditional asset retirement obligation is recorded if the fair value of the liability can be reasonably estimated. We capitalize the asset retirement costs by increasing the carrying amount of the related long‑lived asset by the same amount as the liability. We record increases in the discounted abandonment liability resulting from the passage of time in depletion, depreciation and amortization in the consolidated statement of operations. To the extent future revisions to these assumptions impact the present value of the existing asset retirement obligation liability, a corresponding adjustment is made to the oil and natural gas property balance.
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
Judgment is required in determining whether deferred tax assets will be realized in full or in part. Management assesses the available positive and negative evidence to estimate if existing deferred tax assets will be utilized. When it is estimated to be more-likely-than-not that all or some portion of the deferred tax assets will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are estimated to not be realizable. Factors considered include earnings generated in previous periods, forecasted earnings, the expiration period of carryovers, and overall economic conditions of the industry. As of December 31, 2024, we had deferred tax assets of $266.5 million primarily attributable to Canada, Gabon and U.S. basis differences in fixed assets, foreign tax credit carryforwards, and foreign net operating loss carryforwards. A valuation allowance of $173.1 million has been established against the deferred tax assets as of December 31, 2024, as management has concluded that it was more-likely-than-not that only some portion of the deferred tax assets would be realized. In future periods, we may determine that it is more-likely-than-not that all or some portion of the deferred tax assets will be realized, and in such period all or a portion of this valuation allowance may be reversed as the evidence warrants.
In certain jurisdictions, we may deem the likelihood of realizing deferred tax assets as remote where we expect that, due to the structure of operations and applicable law, the operations in such jurisdictions will not give rise to future tax consequences. Should our expectations change regarding the expected future tax consequences, we may be required to record additional deferred taxes that could have a material effect on our consolidated financial position and results of operations. For further discussion, see Part IV, Item 15., Note 8. Income Taxes to the Consolidated Financial Statements.
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
•future crude oil, natural gas and NGLs quality differentials;
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
Management is responsible for estimating the quantities of proved crude oil, natural gas and NGLs reserves and for preparing related disclosures. Estimates and related disclosures are prepared in accordance with SEC requirements and generally accepted industry practices in the U.S. as prescribed by the Society of Petroleum Engineers. Reserve estimates are independently evaluated at least annually by our independent qualified reserves engineers, NSAI for Gabon, Egypt and Cote d'Ivoire, while GLJ evaluates our Canadian reserves. Equatorial Guinea will receive a Management Case Report.
Our Board of Directors has established the Technical & Reserves Committee with the authority, responsibility and primary purpose of assisting the board of directors in its oversight responsibilities relating to evaluating and reporting on oil and gas reserves. The Technical & Reserves Committee, to the extent it deems necessary or appropriate, will oversee (i) annual review of oil and gas reserves, (ii) procedures for evaluating and reporting oil and gas producing activities, and (iii) compliance with applicable regulatory and securities laws relating to the preparation and disclosure of information with respect to oil and gas reserves and shall consult with the Audit Committee on such matters relating to oil and gas reserves which impact our financial statements.
Our senior executives and reserve engineers oversee the preparation of our crude oil, natural gas and NGLs reserves and related disclosures by our appointed independent reserve engineers. The Technical & Reserves Committee and senior management meet with the reserve engineers periodically to review the reserves process and results, and to confirm that the independent reserve engineers have had access to sufficient information, including the nature and satisfactory resolution of any material differences of opinion between us and the independent reserve engineers.
Reserves estimates are critical to many of our accounting estimates, including:
•determining whether or not an exploratory well has found economically producible reserves;
•calculating our unit-of-production depletion rates. Proved developed reserves estimates are used to determine rates that are applied to each unit-of-production in calculating our depletion expense; and
•assessing, when necessary, our crude oil, natural gas and NGLs assets for impairment using undiscounted future cash flows based on management’s estimates. If impairment is indicated, discounted values will be used to determine the fair value of the assets. The critical estimates used to assess impairment, including the impact of changes in reserves estimates, are discussed below.
See “Item 15. Exhibits and Financial Statement Schedules – Supplemental Information on crude oil, natural gas and NGLs Producing Activities (unaudited).”
Impairment of crude oil, natural gas and NGLs producing properties

We review the crude oil, natural gas and NGLs producing properties for impairment quarterly or whenever events or changes in circumstances indicate that the carrying amount of such properties may not be recoverable. When a crude oil, natural gas and NGLs property’s undiscounted estimated future net cash flows are not sufficient to recover its carrying amount, an impairment charge is recorded to reduce the carrying amount of the asset to its fair value. Our assessment involves a high degree of estimation uncertainty as it requires us to make assumptions and apply judgment to estimate undiscounted future net cash flows related to proved reserves. Such assumptions include commodity prices, capital spending, production and abandonment costs and reservoir data. The fair value of the asset is measured using a discounted cash flow model relying primarily on Level 3 inputs to estimate the undiscounted future net cash flows. The undiscounted estimated future net cash flows used in the impairment evaluations at each quarter end are based upon the most recently prepared reserve reports evaluated by independent reserve engineers adjusted to use forecasted prices from the forward strip price curves near each quarter end and adjusted as necessary for drilling and production results. For further discussion, see Part IV, Item 15., Note 9. Crude Oil, Natural Gas and NGLs Properties and Equipment, net to the Consolidated Financial Statements.
Impairment of Unproved Property
We evaluate our undeveloped crude oil, natural gas and NGLs leases for impairment on at least a quarterly basis by considering numerous factors that could include nearby drilling results, seismic interpretations, market values of similar assets, existing contracts and future plans for exploration or development. When undeveloped crude oil, natural gas and NGLs leases are deemed to be impaired, exploration expense is charged. Unproved property costs consist mainly of acquisition costs related to undeveloped acreage in the Etame Marin block in Gabon and to Block P in Equatorial Guinea. In connection with the TransGlobe Acquisition as discussed under Part IV, Item 15., Note 4. Acquisitions to the Consolidated Financial Statements, reserves in Egypt and Canada were also attributed to undeveloped properties and leasehold costs.
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
In estimating the fair values of assets acquired and liabilities assumed in a business combination, various assumptions are made. The most significant assumptions relate to the estimated fair values assigned to proved and unproved crude oil, natural gas and NGLs properties. If sufficient market data is not available regarding the fair values of proved and unproved properties, estimates of the fair value of crude oil and gas reserves are prepared. Estimates of future prices to apply to the estimated reserves quantities acquired and estimates of future operating and capital costs are used to estimate future net cash flows. For estimated proved reserves, the future net cash flows are discounted using a market-based discount rate and risk adjustment factors determined appropriate at the time of the acquisition. Estimated deferred taxes are based on available information concerning the tax basis of assets acquired and liabilities assumed and loss carryforwards at the acquisition date, although such estimates may change in the future as additional information becomes known.
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
ACCOUNTING STANDARDS

See Part IV, Item 15., Note 3. New Accounting Standards to the Consolidated Financial Statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks, including the effects of adverse changes in foreign exchange rates and commodity prices as described below.
Foreign Exchange Rate Risk
Our results of operations and financial condition are affected by currency exchange rates. While crude oil sales are denominated in U.S. dollars, portions of our costs in Gabon are denominated in the local currency (the Central African CFA Franc, or XAF), and our VAT receivable as well as certain liabilities in Gabon are also denominated in XAF. A weakening U.S. dollar will have the effect of increasing costs while a strengthening U.S. dollar will have the effect of reducing costs. For our VAT receivable in Gabon, a strengthening U.S. dollar will have the effect of decreasing the value of this receivable resulting in foreign exchange losses, and vice versa. The Gabon local currency is tied to the Euro. The exchange rate between the Euro and the U.S. dollar has historically fluctuated in response to international political conditions, general economic conditions and other factors beyond our control. As of December 31, 2024, we had net monetary assets of $35 million (XAF 22.0 million) denominated in XAF. A 10% weakening of the CFA relative to the U.S. dollar would have a $3.2 million reduction in the value of these net assets. For the year ended December 31, 2024, we had expenditures of approximately $64 million denominated in XAF.
Related to our Canadian operations, our currency exchange risk relates primarily to certain cash and cash equivalents, accounts receivable, lease obligations and accounts payable and accrued liabilities denominated in Canadian dollars. We estimate that a 10% increase in the value of the Canadian dollar against the US dollar would decrease net earnings for the year ended December 31, 2024 by approximately $0.5 million. Conversely, a 10% decrease in the value of the Canadian dollar against the US dollar would increase net earnings for the year ended December 31, 2024 by approximately $0.4 million.
We are also exposed to foreign currency exchange risk on cash balances denominated in Egyptian pounds. Some collections of accounts receivable from the Egyptian Government are received in Egyptian pounds, and while we are generally able to use the Egyptian pounds received on accounts payable denominated in Egyptian pounds, there remains foreign currency exchange risk exposure on Egyptian pound cash balances. Using month-end cash balances converted at month-end foreign exchange rates at December 31, 2024, we estimate that a 10% increase in the value of the Egyptian pound against the US dollar would increase net earnings for the year ended December 31, 2024 by approximately $0.2 million. Conversely, a 10% decrease in the value of the Egyptian pound against the US dollar would decrease net earnings for the year ended December 31, 2024 by approximately $0.1 million.
In Cote d'Ivoire, our currency exchange risk also relates primarily to certain cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities denominated in Swedish Krona. We estimate that a 10% decrease in the value of the Swedish Krona against the US dollar would decrease the value of the net liabilities for the year ended December 31, 2024 by approximately $2.1 million. Conversely, a 10% increase in the value of the Swedish Krona against the US dollar would decrease the value of the net liabilities for the year ended December 31, 2024 by approximately $2.6 million.

We do not utilize derivative instruments to manage foreign exchange risk. We maintain nominal balances of British Pounds Sterling to pay in-country costs incurred in operating our London office. Foreign exchange risk on these funds is not considered material.
Commodity Price Risk
Our major market risk exposure continues to be the prices received for our crude oil, natural gas and NGLs production. Sales prices are primarily driven by the prevailing market prices applicable to our production. Market prices for crude oil, natural gas and NGLs have been volatile and unpredictable in recent years, and this volatility may continue. Sustained low crude oil, natural gas and NGLs prices or a presumption of the decreases in crude oil, natural gas and NGLs prices could have a material adverse effect on our financial condition, the carrying value of our proved reserves, our undeveloped leasehold interests and our ability to borrow funds and to obtain additional capital on attractive terms.
Oil and gas properties are assessed for impairment annually as well as whenever events or changes in circumstances indicate that a property’s carrying amount may not be recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company would estimate the fair value of its properties and record an impairment charge for any excess of the carrying amount of the properties over the estimated fair value of the properties. Factors used to estimate fair value may include estimates of proved reserves, estimated future commodity prices, future production estimates, and anticipated capital and operating expenditures, using a commensurate discount rate. Unfavorable changes in any of these assumptions could result in a reduction in undiscounted future cash flows and could indicate property impairment. Uncertainties related to the primary assumptions could affect the timing of an impairment. In most cases, the assumption that generates the most variability in undiscounted future net cash flows is future oil and gas prices. We observed a decline in commodity prices during the year ended December 31, 2024 which prompted us to evaluate the recoverability of the carrying value of our assets and whether an other than temporary impairment occurred for certain oil and gas properties. As a result of these tests, no impairments were recorded during the year ended December 31, 2024; however, certain oil and gas properties may be at risk for impairment if the estimates of future cash flows decline.
It is also reasonably possible that prolonged low or further decline in commodity prices, negative reserve revisions, changes to the Company's drilling plans in response to lower prices or increases in drilling or operating costs could result in material future impairment charges.
If crude oil sales were to remain constant at the most recent annual sales volumes, a $5 per Bbl decrease in crude oil price would decrease our revenues and operating income or increase our operating loss for the year as follows:

	2024 Sales Volumes (Mbls)	Decrease in Revenues (In Millions)	Decrease in Operating Income (Increase in Operating Loss) (In Millions)
Gabon	2,584	$12.9	$11.6
Egypt	2,585	$12.9	$7.7
Cote d'Ivoire	1,223	$6.1	$3.2
Canada	870	$4.3	$3.3
Consolidated	7,262
With respect to our crude oil sales in Gabon, Egypt and Cote d'Ivoire the price received is based on Dated Brent prices plus or minus a differential. With respect to our crude oil and NGLs sales in Canada, the prices received is based on NYMEX WTI (West Texas Intermediate) prices plus or minus a differential. Natural gas sales are based on Canadian index price that whose price is based, in part, on the NYMEX Henry Hub Natural Gas futures contracts.
Egypt production is shared with the Egyptian government through PSCs. When the price of oil increases, it takes fewer barrels to recover costs (Cost Oil or cost recovery barrels) which are assigned 100% to the Company. The PSCs provide for cost recovery per quarter up to a maximum percentage of total production. Timing differences often exist between the Company’s recognition of costs and their recovery as the Company accounts for costs on an accrual basis, whereas cost recovery is determined on a cash basis. If the eligible cost recovery is less than the maximum defined cost recovery, the difference is defined as “excess”. In Egypt, depending on the PSCs, our share of excess ranges between 5% and 15%. If the eligible cost recovery exceeds the maximum allowed percentage, the unclaimed cost recovery is carried forward to the next quarter. Typically, maximum Cost Oil ranges from 25% to 40% in Egypt. The balance of the production after maximum cost recovery is shared with the government as Profit Oil. Depending on the contract, the Egyptian government receives 67% to 84% of the Profit Oil. Production sharing splits are set in each contract for the life of the contract. Typically, the government’s share of Profit Oil increases when production exceeds pre-set production levels in the respective contracts. During times of high oil prices, the Company may receive less Cost Oil and may receive more Profit Oil. During times of lower oil prices, the Company receives more Cost Oil and may receive less Profit Oil.
Outstanding derivative contracts at December 31, 2024 are as follows:

Settlement Period	Type of Contract	Index	Average Monthly Volumes	Weighted Average Put Price	Weighted Average Call Price
			(Bbls)	(per Bbl)	(per Bbl)
January 2025 - March 2025	Collars	Dated Brent	70,000	$65.00	$85.00
April 2025 - June 2025	Collars	Dated Brent	70,000	$65.00	$81.00

Settlement Period	Type of Contract	Index	Average Monthly Volumes	Weighted Average SWAP Price in CAD
			(GJ)(a)	(per GJ)
January 2025 - March 2025	Swap	AECO (7A)	67,000	$2.80
(a) One gigajoule (GJ) equals one billion joules (J). A gigajoule of natural gas is about 25.5 cubic metres at standard conditions.

Subsequent to December 31, 2024, the Company entered into the following additional derivative contracts to cover its future anticipated production:

Settlement Period	Type of Contract	Index	Average Monthly Volumes	Weighted Average Put Price	Weighted Average Call Price
			(Bbls)	(per Bbl)	(per Bbl)
July 2025 - September 2025	Collars	Dated Brent	60,000	$65.00	$80.00

Interest Rate Risk

At both December 31, 2024 and on the filing date of this Annual Report, we had a zero balance outstanding on our Facility. Subsequent to December 31, 2024, we entered into the 2025 Facility Agreement, which governs the 2025 Facility. Loans under the 2025 Facility will bear interest at a rate equal to Term SOFR (as defined in the 2025 Facility Agreement) plus the applicable margin (the “Applicable Margin”) of (i) 6.50%, from the date of the 2025 Facility Agreement until the date on which the renovation and repair of the floating production storage and offloading tanker facility named Baobab Ivorian MV10 FPSO for use in connection with the development of the Baobab field meets certain completion tests defined in the 2025 Facility Agreement and (ii) thereafter, 6.00% until the Final Maturity Date (as defined in the 2025 Facility Agreement). Any increases in these interest rates can have an adverse impact on our results of operations and cash flows. For additional information on the 2025 Facility Agreements terms and conditions, see Part IV, Item 15., Note 13. Debt and Note 20. Subsequent Events to the Consolidated Financial Statements.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer (“CEO”) and principal financial officer (“CFO”), to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Management, including our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2024 due to the material weaknesses in our internal control over financial reporting described below.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management, including our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed under the supervision of our CEO and our CFO, overseen by our Board of Directors and Audit Committee, and effected by management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes using the framework in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”). Such internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. The Company’s management, with participation of the CEO and CFO, under the oversight of our Board of Directors, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 using the COSO framework. Based on that evaluation, our management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2024 due to the material weaknesses in internal control over financial reporting described below. Management identified the following material weaknesses in internal control over financial reporting as of December 31, 2024.

•The Company had ineffective general information technology controls (“GITCs”) that support the consistent operation of the Company’s information technology (“IT”) systems, specific to its procure-to-pay system. As a result, automated process-level controls and manual controls dependent upon the accuracy and completeness of information derived from that IT system were also ineffective because they could have been adversely impacted; and
•The Company did not effectively design, implement, or operate process-level control activities related to its financial reporting process, specific to its procure-to-pay process.

Management concluded that these material weaknesses were primarily due to an ineffective control environment that resulted in ineffective risk assessment:

•The Company did not have a sufficient number of trained resources with expertise in and responsibility and accountability for the design, implementation, operation and documentation of internal control over financial reporting and IT systems.

•The Company did not have an effective risk assessment process as we did not adequately assess and manage the risks to our operations following the implementation of the procure-to-pay system, which affected our financial reporting, and we did not establish effective internal control over the procurement process, including risks resulting from the reliance on a third-party service provider, or changes in the external environment and business operations, at a sufficient level of detail to identify all relevant risks of material misstatement to the consolidated financial statements and design and implement internal controls that responded to those risks.

The material weaknesses identified did not result in any misstatements in the consolidated financial statements or disclosures for any interim periods during or for the annual period ended December 31, 2024; however, a reasonable possibility exists that material misstatements in the Company’s financial statements will not be prevented or detected on a timely basis.

The Company’s independent registered public accounting firm, KPMG LLP (“KPMG”), who audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting. KPMG’s report appears beginning on page F-5 of this Annual Report on Form 10-K.

As previously disclosed, on April 30, 2024, we completed the acquisition of Svenska, which is operated under its own set of internal controls. We are currently integrating this acquisition into our control environment. In executing this integration, we are analyzing, evaluating and, where appropriate, making changes in controls and procedures in a manner commensurate with the size, complexity and scale of operations subsequent to the acquisition. We expect to complete the Svenska integration in fiscal year 2025. SEC guidance permits management to omit an assessment of an acquired business’s internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year from date of acquisition. Consequently, we excluded Svenska from our assessment of internal control over financial reporting as of December 31, 2024. Svenska accounted for 20% of our consolidated total assets at December 31, 2024 and 20% of our consolidated operating revenue for the year ended December 31, 2024.

Remediation Activities

We have strengthened our internal control over financial reporting for our year-end closing and reporting process and are committed to ensuring that our controls continue to mature and operate effectively. Our Board of Directors and management have prioritized the implementation of a remediation plan, taking the necessary actions to address the root causes that contributed to our material weaknesses and other deficiencies identified and to establish and maintain effective internal control over financial reporting. The following actions and plans have been undertaken or are being undertaken:

•We continued to hire and train our employees to reinforce the importance of a strong control environment and clearly communicate expectations to emphasize responsibilities and the technical requirements for internal controls.
•We continued to enhance the design of existing control activities and implemented additional process-level control activities, including related GITCs.
•We enhanced user access provisioning and monitoring controls for certain IT systems to enforce appropriate system access as well as controls supporting change management.

We are committed to ensuring that our internal control over financial reporting is designed and operating effectively. Management believes the efforts taken to date to enhance the design and effectiveness of controls have been robust and have increased our overall ability to mitigate material financial risk. In fiscal year 2025 we expect to continue to enhance our internal control over financial reporting, including the following:

•Continuing to recruit key positions within our technology, accounting, business operations and other support functions with appropriate qualified experience and IT knowledge to enhance our risk assessment processes and internal control capabilities, allow for appropriate change management, and provide appropriate oversight and reviews.
•Designing and implementing a continuous risk assessment process to identify and assess risks of material misstatement and ensure that the impacted financial reporting processes and related internal controls are properly designed and in place to respond to those risks in our financial reporting.
•Working to establish a comprehensive GITC risk evaluation process and invest in people and technology to address gaps in IT Systems Security controls, IT Systems Change Management controls, and IT Systems Batch/Program Monitoring controls, including design of controls to address gaps over our GITC’s for our procure-to-pay system, which we plan to start implementing in first quarter of 2025.

Although we intend to complete the remediation process as promptly as possible, we cannot at this time estimate how long it will take to remediate the material weaknesses described above. We may discover additional material weaknesses that require additional time and resources to remediate, and we may decide to take additional measures to address the material weaknesses or modify the remediation steps described above.

In addition, while certain of the activities described above have continued to enhance our internal control over financial reporting, certain of these newly designed controls have not operated effectively for a sufficient period of time to be able to conclude on effectiveness. We remain committed to continue investing significant time and resources and taking actions to remediate the material weaknesses in our internal control over financial reporting as we work to further enhance our control environment. Until these material weaknesses are remediated, we plan to continue to perform additional analyses and other procedures to ensure that our consolidated financial statements are prepared in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

Other than the material weaknesses discussed above, no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During the year ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this item will be included in our proxy statement for our 2025 annual meeting, which will be filed with the SEC within 120 days of December 31, 2024, and that is incorporated herein by reference.
Item 11. Executive Compensation
Information required by this item will be included in our proxy statement for our 2025 annual meeting, which will be filed with the SEC within 120 days of December 31, 2024, and that is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item under Item 403 of Regulation S-K concerning the security ownership of certain beneficial owners and management will be included in our proxy statement for our 2025 annual meeting, which will be filed with the SEC within 120 days of December 31, 2024, and which is incorporated herein by reference.

The following table provides information as of December 31, 2024 regarding the number of shares of common stock that may be issued under our compensation plans. Please refer to Part IV, Item 15., Note 17. Stock-based Compensation and Other Benefit Plans to the Consolidated Financial Statements for additional information on stock-based compensation.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issues under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	1,118,048	$5.32	4,022,832
Total	1,118,048	$5.32	4,022,832
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this item will be included in our proxy statement for our 2025 annual meeting, which will be filed with the SEC within 120 days of December 31, 2024, and that is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information required by this item will be included in our proxy statement for our 2025 annual meeting, which will be filed with the SEC within 120 days of December 31, 2024, and that is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) 1.The following is an index to the Financial Statements that are filed as part of this Form 10-K.
(a) 2.Other schedules are omitted because they are not required, not applicable or the required information is included in the Financial Statements or notes thereto.
(a) 3.Exhibits:

2.1
Sale and Purchase Agreement, dated as of November 17, 2020, by and between Sasol Gabon S.A. and VAALCO Gabon S.A. (filed as Exhibit 2.1 to the Company's Annual Report on Form 10-K filed on March 9, 2021, and incorporated herein by reference).

2.2**
Arrangement Agreement, dated as of July 13, 2022, by and among VAALCO Energy, Inc., VAALCO Energy Canada ULC and TransGlobe Energy Corporation (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 14, 2022 and incorporated herein by reference).

2.3**
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

3.1.1
Certificate of Amendment to Restated Certificate of Incorporation of VAALCO, dated October 14, 2022 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 13, 2022 and incorporated herein by reference).

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
10.18*
Amendment No. 2 to the VAALCO Energy, Inc. 2020 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2024, and incorporated herein by reference).

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

10.22*
Employment Agreement, by and between VAALCO Energy, Inc. and George Maxwell, effective as of April 19, 2021 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 12, 2021, and incorporated herein by reference).

10.22.1*
Amendment No. 1 to Employment Agreement, by and between VAALCO Energy, Inc. and George Maxwell, effective as of January 27, 2022 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 28, 2022, and incorporated herein by reference).

10.22.2*
Amendment No. 2 to Employment Agreement, by and between VAALCO Energy, Inc. and George Maxwell, effective as of November 23, 2022 (filed as Exhibit 10.21.2 to the Company’s Annual Report on Form 10-K filed on April 6, 2023, and incorporated herein by reference).

10.22.3*
Amendment No. 3 to Executive Employment, effective June 6, 2024, by and between VAALCO Energy, Inc. and George W. M. Maxwell (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2024, and incorporated herein by reference).

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

10.23.3*
Amendment No. 3 to Executive Employment, effective June 6, 2024, by and between VAALCO Energy, Inc. and Ronald Y. Bain (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2024, and incorporated herein by reference).

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

10.29
Concession Agreement for Petroleum Exploration, Development and Exploitation between The Arab Republic of Egypt and the Egyptian General Petroleum Corporation and TransGlobe West Bakr Inc. and TransGlobe West Gharib Inc. and TG NW Gharib Inc. in Merged Development Areas of West Bakr Area, West Gharib Area, Northwest Gharib Onshore Area, Eastern Desert, A.R.E. (furnished as Exhibit 1 to TransGlobe Energy Corporation’s Report of Foreign Private Issuer on Form 6-k furnished on March 24, 2022, and incorporated herein by reference)

10.30**
Amended and Restated Facility Agreement, by and among VAALCO Energy, Inc., VAALCO Gabon (Etame), Inc., VAALCO Gabon, SA, Glencore Energy UK Ltd., the Law Debenture Trust Corporation P.L.C., and the other financial institutions named therein, dated October 3, 2023 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2023, and incorporated herein by reference).

10.31**
Crude Oil Sale and Marketing Agreement, by and between VAAALCO Gabon S.A. and Glencore Energy UK Ltd., dated May 20, 2022 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2022, and incorporated herein by reference).

10.32*
Amended and Restated Executive Employment, effective April 18, 2024, by and between VAALCO Energy, Inc. and Thor Pruckl (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2024, and incorporated herein by reference).

10.32.1*
Amendment No. 1 to Executive Employment, effective June 6, 2024, by and between VAALCO Energy, Inc. and Thor Pruckl (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2024, and incorporated herein by reference).

10.33*
Executive Employment Agreement, effective January 18, 2024, by and between VAALCO Energy, Inc. and Matthew Powers (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2024, and incorporated herein by reference).

10.33.1*
Amendment No. 1 to Executive Employment, effective June 6, 2024, by and between VAALCO Energy, Inc. and Matthew Powers (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2024, and incorporated herein by reference).

10.34(a)**
Borrowing Base Facility Agreement by and among VAALCO Energy, Inc., as the Original Borrower, The Financial Institutions listed in Schedule 1 thereto, as the Original Lenders, The Standard Bank of South Africa Limited, Isle of Man Branch, as the Mandated Lead Arranger, and The Standard Bank of South Africa Limited, as the Agent, dated March 4, 2025.

19.1(a)	Insider Trading Policy.
21.1(a)	List of subsidiaries of the Company.
23.1(a)	Consent of BDO USA, P.C.
23.2(a)	Consent of KPMG LLP
23.3(a)	Consent of Netherland, Sewell & Associates, Inc. — Independent Petroleum Engineers.
23.4(a)	Consent of GLJ Ltd. — Independent Petroleum Engineers.
31.1(a)	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.
31.2(a)	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.
32.1(b)	Sarbanes-Oxley Section 906 certification of Principal Executive Officer.
32.2(b)	Sarbanes-Oxley Section 906 certification of Principal Financial Officer.
97.1(a)	Clawback Policy.
99.1(a)	Report of Netherland, Sewell & Associates, Inc. (International Properties)- Egypt
99.2(a)	Report of Netherland, Sewell & Associates, Inc. (International Properties) - Gabon
99.3(a)	Report of Netherland, Sewell & Associates, Inc. (International Properties) - Cote d'Ivoire
99.4(a)	Report of GLJ Ltd.
101.INS(a)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH(a)	Inline XBRL Taxonomy Schema Document.
101.CAL(a)	Inline XBRL Calculation Linkbase Document.
101.DEF(a)	Inline XBRL Definition Linkbase Document.
101.LAB(a)	Inline XBRL Label Linkbase Document.
101.PRE(a)	Inline XBRL Presentation Linkbase Document.
104(a)	Cover Page Interactive Data File (formatted as Inline XBRL and Contained in Exhibit 101).
_________________________________________
(a)Filed herewith
(b)Furnished herewith
*Management contract or compensatory plan or arrangement
**Information in this exhibit has been omitted pursuant to Item 601 of Regulation S-K.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VAALCO ENERGY, INC.
(Registrant)

By	/s/ George W.M. Maxwell
George W.M. Maxwell
Chief Executive Officer
Dated March 17, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 17th day of March 2025, by the following persons on behalf of the registrant and in the capacities indicated.

Signature		Title

By:	/s/ George Maxwell	Chief Executive Officer (Principal Executive Officer) and Director
George Maxwell

By:	/s/ Ron Bain	Chief Financial Officer (Principal Financial Officer)
Ron Bain

By:	/s/ Lynn Willis	Chief Accounting Officer (Principal Accounting Officer)
Lynn Willis

By:	/s/ Andrew L. Fawthrop	Chairman of the Board and Director
Andrew L. Fawthrop

By:	/s/ Catherine L. Stubbs	Director
Catherine L. Stubbs

By:	/s/ Fabrice Nze-Bekale	Director
Fabrice Nze-Bekale

By:	/s/ Edward LaFehr	Director
Edward LaFehr

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
VAALCO Energy, Inc.:
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of VAALCO Energy, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited the adjustments to the 2022 consolidated financial statements to retrospectively apply the change in accounting due to the adoption of Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, as described in Note 3. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2022 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2022 consolidated financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 17, 2025 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Assessment of the impact of estimated crude oil, natural gas and natural gas liquids (NGLs) proved reserves on depletion expense related to crude oil and natural gas properties

As discussed in Note 2 to the consolidated financial statements, the Company determines depletion of crude oil and natural gas properties on a block basis under the unit-of-production method based upon estimates of proved reserves. For the year ended December 31, 2024, the Company recorded depreciation, depletion and amortization expense of $143 million. The estimation of proved reserves requires the expertise of reserve engineer specialists, who take into consideration future production, future operating and capital costs, and historical crude oil, natural gas and NGLs prices inclusive of price differentials. The Company engages independent reserve engineer specialists to estimate proved reserves, which are an input to the calculation of depletion.

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

Fair value of oil and gas properties acquired in the Svenska business combination

As discussed in Note 4 to the consolidated financial statements, on April 30, 2024, the Company completed an acquisition of Svenska Petroleum Exploration Aktiebolag (Svenska acquisition), for a total consideration of $40.2 million. The transaction was accounted for as a business combination using the acquisition method. Under the acquisition method, the assets acquired and liabilities assumed were recorded at their acquisition date fair values. As a result of the transaction the Company acquired oil and gas properties, which were recognized at their acquisition date fair value of $99.2 million. The fair value of oil and gas properties were valued using the income approach. The estimation of oil and gas reserves requires the expertise of reserve engineer specialists, who take into consideration future production, future operating and capital costs, and forecasted commodity prices inclusive of price differentials. The Company engages independent reserve engineer specialists to estimate oil and gas reserves, which are an input to the fair value of the acquired oil and gas properties.

We identified the evaluation of the acquisition-date fair value of the oil and gas properties acquired in the Svenska acquisition as a critical audit matter. Complex auditor judgment was required in evaluating the key assumptions used to estimate the fair value of the oil and gas properties as changes to those assumptions could have had a significant effect on the fair value. The income approach utilized a risk adjusted discounted cash flow model, which included key assumptions related to future production, future operating and capital costs, forecasted commodity prices inclusive of price differentials, risk adjustment factors, and the discount rate. Estimating oil and gas reserves requires the expertise of independent reserve engineer specialists. Additionally, the audit effort associated with evaluating the forecasted commodity prices, risk adjustment factors, and the discount rate required specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s acquisition-date valuation process, including controls related to the determination of the key assumptions, as noted above, used to measure the fair value of the acquired oil and gas properties. We assessed compliance of the methodology used by the Company’s independent reserve engineer specialists to estimate oil and gas reserves with industry and regulatory standards. We compared the future production to historical Svenska production rates. We evaluated the future operating and capital costs used by the Company by comparing them to Svenska’s historical costs incurred. We evaluated the relevant price differentials used by the Company by comparing them to historical results. We evaluated the professional qualifications and knowledge, skills, and ability of the Company’s internal reserve engineers, the independent reserve engineer specialists, and the independent reserve engineering firm. We evaluated the relationship of the independent reserve engineer specialists and the independent reserve engineering firm to the Company. We read and considered the report of the Company’s independent reserve engineering firm in connection with our evaluation of the Company’s oil and gas reserve estimates. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:

•evaluating the forecasted commodity prices by comparing them to an independently developed range of forward price estimates using data from analysts and other industry sources
•evaluating the risk adjustment factors by comparing them to third party publications of risk adjustment factors utilized by market participants
•evaluating the discount rate by comparing it to a discount rate range that was independently developed using publicly available market data for comparable entities.

/s/ KPMG LLP
We have served as the Company’s auditor since 2023.
Houston, Texas
March 17, 2025

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
VAALCO Energy, Inc.
Houston, Texas
Opinion on the Consolidated Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting due to the adoption of Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), as described in Notes 3 and 5, the accompanying consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows of VAALCO Energy, Inc. (the “Company”) for the year ended December 31, 2022 (the 2022 consolidated financial statements before the effects of the change in accounting due to the adoption of ASU 2023-07 described in Notes 3 and 5 are not presented herein). In our opinion, the 2022 consolidated financial statements, before the effects of the adjustments to retrospectively apply the change in accounting due to the adoption of ASU 2023-07 described in Notes 3 and 5, present fairly, in all material respects, the Company’s results of operations and cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting due to the adoption of ASU 2023-07 described in Notes 3 and 5 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by KPMG LLP.
Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
Opinion on Internal Control Over Financial Reporting
We have audited VAALCO Energy, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated March 17, 2025 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to control deficiencies in general information technology controls and process-level controls within the accounts payable financial reporting process which were caused by an ineffective control environment that resulted in ineffective risk assessment, which has been identified and included in management’s assessment. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

The Company acquired Svenska Petroleum Exploration Aktiebolag during 2024, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, Svenska Petroleum Exploration Aktiebolag’s internal control over financial reporting associated with 20% of total assets and 20% of total revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2024. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Svenska Petroleum Exploration Aktiebolag.

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
/s/ KPMG LLP
Houston, Texas
March 17, 2025

VAALCO ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$82,650	$121,001
Restricted cash	143	114
Receivables:
Trade, net of allowances for credit loss and other of $0.2 million and $0.5 million, respectively	94,778	44,888
Accounts with joint venture owners, net of allowance for credit losses of $1.5 million and $0.8 million, respectively	179	1,814
Egypt receivables and other, net of allowances for credit loss and other of $0.0 million and $4.6 million, respectively	35,763	45,942
Crude oil inventory	9,441	1,948
Prepayments and other	14,973	12,434
Total current assets	237,927	228,141
Crude oil, natural gas and NGLs properties and equipment, net	538,103	459,786
Other noncurrent assets:
Restricted cash	8,665	1,795
Value added tax and other receivables, net of allowances for credit loss and other of $0.8 million and $0.0 million, respectively	10,094	4,214
Right of use operating lease assets	17,254	2,378
Right of use finance lease assets	79,849	89,962
Deferred tax assets	55,581	29,242
Abandonment funding	6,268	6,268
Other long-term assets	1,209	1,430
Total assets	$954,950	$823,216
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,756	$22,152
Accounts with joint venture owners	3,324	5,990
Accrued liabilities and other	107,710	67,597
Operating lease liabilities - current portion	3,512	2,396
Finance lease liabilities - current portion	13,383	10,079
Foreign income taxes payable	42,043	19,261
Total current liabilities	181,728	127,475
Asset retirement obligations	78,592	47,343
Operating lease liabilities - net of current portion	13,903	33
Finance lease liabilities - net of current portion	67,377	78,293
Deferred tax liabilities	93,904	73,581
Other long-term liabilities	17,863	17,709
Total liabilities	453,367	344,434
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $25 par value; 500,000 shares authorized, none issued	—	—
Common stock, $0.10 par value; 160,000,000 shares authorized, 122,304,124 and 121,397,553 shares issued, 103,743,163 and 104,346,233 shares outstanding, respectively	12,230	12,140
Additional paid-in capital	362,578	357,498
Accumulated other comprehensive income (loss)	(4,962)	2,880
Less treasury stock, 18,560,931 and 17,051,320 shares, respectively, at cost	(78,024)	(71,222)
Retained earnings	209,761	177,486
Total shareholders' equity	501,583	478,782
Total liabilities and shareholders' equity	$954,950	$823,216
See notes to consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2024	2023	2022
	(in thousands, except per share amounts)
Revenues:
Crude oil, natural gas and natural gas liquids sales	$478,988	$455,066	$354,326
Operating costs and expenses:
Production expense	163,500	153,157	112,661
FPSO demobilization and other costs	—	7,484	8,867
Exploration expense	48	1,965	258
Depreciation, depletion and amortization	143,034	115,302	48,143
General and administrative expense	29,684	23,840	10,077
Credit (recovery) losses and other	6,304	(4,906)	3,082
Total operating costs and expenses	342,570	296,842	183,088
Other operating expense, net	78	433	38
Operating income	136,496	158,657	171,276
Other income (expense):
Derivative instruments gain (loss), net	(745)	232	(37,812)
Interest expense, net	(3,732)	(6,452)	(2,034)
Bargain purchase gain	13,532	(1,412)	10,819
Other income (expense), net	(5,754)	(894)	(18,939)
Total other income (expense), net	3,301	(8,526)	(47,966)
Income before income taxes	139,797	150,131	123,310
Income tax expense	81,307	89,777	71,420
Net income	$58,490	$60,354	$51,890
Other comprehensive income (loss)
Currency translation adjustments	(7,842)	1,701	1,179
Comprehensive income	$50,648	$62,055	$53,069

Basic net income per share:
Net income per share	$0.56	$0.56	$0.74
Basic weighted average shares outstanding	103,669	106,376	69,568
Diluted net income per share:
Net income per share	$0.56	$0.56	$0.73
Diluted weighted average shares outstanding	103,747	106,555	69,982
See notes to consolidated financial statements

VAALCO ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Shares Issued	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total
	(in thousands)
Balance at January 1, 2022	69,562	(10,939)	6,956	76,700	—	(43,847)	104,488	$144,297
Shares issued - stock-based compensation	614	—	61	251	—	—	—	312
Stock-based compensation expense	—	—	—	2,105	—	—	—	2,105
Conversion of Liability Awards to Equity	—	—	—	5,336	—	—	—	5,336
Acquisition of TransGlobe	49,307	—	4,931	269,214	—	—	—	274,145
Treasury stock	—	(691)	—	—	—	(3,805)	—	(3,805)
Dividend distributions	—	—	—	—	—	—	(9,354)	(9,354)
Other comprehensive income	—	—	—	—	1,179	—	—	1,179
Net income	—	—	—	—	—	—	51,890	51,890
Balance at December 31, 2022	119,483	(11,630)	$11,948	$353,606	$1,179	$(47,652)	$147,024	$466,105
Shares issued - stock-based compensation	1,915	—	192	482	—	—	—	674
Stock-based compensation expense	—	—	—	3,410	—	—	—	3,410
Treasury stock	—	(5,421)	—	—	—	(23,570)	—	(23,570)
Dividend distributions	—	—	—	—	—	—	(26,772)	(26,772)
Cumulative effect of adjustment upon adoption of ASU 2016-13 on January 1, 2023	—	—	—	—	—	—	(3,120)	(3,120)
Other comprehensive income	—	—	—	—	1,701	—	—	1,701
Net income	—	—	—	—	—	—	60,354	60,354
Balance at December 31, 2023	121,398	(17,051)	$12,140	$357,498	$2,880	$(71,222)	$177,486	$478,782
Shares issued - stock-based compensation	906	—	90	357	—	—	—	447
Stock-based compensation expense	—	—	—	4,723	—	—	—	4,723
Treasury stock	—	(1,510)	—	—	—	(6,802)	—	(6,802)
Dividend distributions	—	—	—	—	—	—	(26,215)	(26,215)
Other comprehensive loss	—	—	—	—	(7,842)	—	—	(7,842)
Net income	—	—	—	—	—	—	58,490	58,490
Balance at December 31, 2024	122,304	(18,561)	$12,230	$362,578	$(4,962)	$(78,024)	$209,761	$501,583
See notes to consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$58,490	$60,354	$51,890
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	143,034	115,302	48,143
Bargain purchase gain	(13,532)	1,412	(10,819)
Exploration expense	48	1,841	—
Deferred taxes	(16,785)	(2,864)	44,805
Unrealized foreign exchange loss	8	52	(1,043)
Stock-based compensation	4,435	3,323	2,200
Cash settlements paid on exercised stock appreciation rights	(154)	(378)	(827)
Derivative instruments (gain) loss, net	745	(232)	37,812
Cash settlements paid on matured derivative contracts, net	(453)	(127)	(42,935)
Cash settlements paid on asset retirement obligations	(368)	(6,747)	(6,577)
Credit losses and other	6,304	7,543	3,082
Other operating loss, net	34	55	(38)
Equipment and other expensed in operations	2,505	3,196	2,052
Change in operating assets and liabilities:
Trade receivables, net	(49,890)	6,723	18,385
Accounts with joint venture owners, net	(757)	19,571	(18,929)
Egypt receivables and other, net	5,644	14,802	(9,290)
Crude oil inventory	7,488	1,387	(1,742)
Prepayments and other	(4,817)	4,743	(4,387)
Value added tax and other receivables	(7,110)	2,427	(5,193)
Other long-term assets	2,869	3,830	(2,730)
Accounts payable	(13,198)	(28,102)	23,920
Foreign income taxes receivable (payable)	22,682	22,030	(5,897)
Accrued liabilities and other	(33,504)	(6,544)	6,964
Net cash provided by operating activities	113,718	223,597	128,846
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(102,996)	(97,223)	(159,897)
Acquisition of crude oil and natural gas properties	877	—	36,686
Net cash used in investing activities	(102,119)	(97,223)	(123,211)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuances of common stock	447	673	312
Dividend distribution	(26,216)	(26,772)	(9,354)
Treasury shares	(6,802)	(23,570)	(3,805)
Deferred financing costs	—	—	(2,069)
Payments of finance lease	(10,477)	(7,150)	(3,039)
Net cash used in in financing activities	(43,048)	(56,819)	(17,955)
Effects of exchange rate changes on cash	(3)	(153)	(218)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(31,452)	69,402	(12,538)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	129,178	59,776	72,314
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$97,726	$129,178	$59,776
See notes to consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTAL DISCLOSURES

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Supplemental disclosure of cash flow information:
Income taxes paid in-kind with crude oil	$37,469	$32,776	$26,257
Interest paid, net of amounts capitalized	$6,714	$9,122	$1,656
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment additions incurred but not paid at end of period	$9,479	$14,137	$41,060
Non-cash consideration exchanged in the acquisition of TransGlobe	$—	$—	$274,145
Recognition of right-of-use operating lease assets and liabilities	$17,649	$2,582	$—
Recognition of right-of-use finance lease assets and liabilities	$—	$7,875	$87,166
Reclassification of other long-term assets to right-of-use finance lease assets	$—	$—	$4,116
Liability awards converted to equity	$—	$—	$5,336
Asset retirement obligations adjustments	$27,424	$2,487	$—
See notes to consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION
VAALCO Energy, Inc. (together with its consolidated subsidiaries “we”, “us”, “our”, “VAALCO” or the “Company”) is a Houston, Texas-based independent energy company engaged in the acquisition, exploration, development and production of crude oil, natural gas and NGLs properties. We have a diversified African-focused asset portfolio in Gabon, Egypt, Cote d'Ivoire, Nigeria and Equatorial Guinea, as well as producing properties in Canada.
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
Estimates of crude oil, natural gas and NGLs reserves used to estimate depletion expense and impairment charges, as well as to estimate the fair value of assets and liabilities acquired in business combinations, require significant judgments and are generally less precise than other estimates made in connection with financial disclosures. Due to inherent uncertainties and the limited nature of data, estimates are imprecise and subject to change over time as additional information becomes available.
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
Restricted cash and abandonment funding – Restricted cash includes cash that is contractually restricted. Restricted cash is classified as a current or non-current asset based on its designated purpose and estimated timing of usage. Current amounts in restricted cash at December 31, 2024 and 2023 each include an escrow amount representing bank guarantees for customs clearance in Gabon. Long-term amounts at December 31, 2024 and 2023 include a charter payment escrow for the FPSO offshore Gabon as discussed in Note 12. Restricted cash also includes a $8.9 million balance for the settlement of a tax audit related to the Svenska Acquisition with a corresponding accrued tax settlement liability recorded and included in Other long-term liabilities in the Consolidated Balance Sheet.
In the first quarter of 2023, the Directorate of Hydrocarbons in Gabon approved a $26.6 million ($15.6 million, net to VAALCO) abandonment funding payment associated with the FPSO retirement. The Company received payment of $15.6 million in March 2023. The remaining balance of the abandonment fund was unchanged during the remainder of 2024.

The Company invests restricted and excess cash in readily redeemable money market funds. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows.

	As of December 31,
	2024	2023
	(in thousands)
Cash and cash equivalents	$82,650	$121,001
Restricted cash - current	143	114
Restricted cash - non-current	8,665	1,795
Abandonment funding	6,268	6,268
Total cash, cash equivalents and restricted cash	$97,726	$129,178
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
Egypt receivables and other, net – On January 19, 2022, TransGlobe’s West Gharib, West Bakr and North West Gharib (collectively the “Eastern Desert”) concessions were merged into the Merged Concession Agreement with the Egyptian General Petroleum Corporation (“EGPC”). The Merged Concession includes improved cost recovery and production sharing terms scaled to oil prices with a new 15-year development term and a 5-year extension option. In addition, as of the Merged Concession Effective Date, an effective date adjustment was owed to the Company for the difference in the historic commercial terms and the revised commercial terms applied against the production since the Merged Concession Effective Date (as defined herein) (the “Effective Date Adjustment”). The Company recognized a receivable in connection with the Effective Date Adjustment of $67.5 million as of October 2022, based on historical realized prices (the “Backdated Receivable”). In 2023 and 2024, the Company received payments or provided offsets against the Backdated Receivable. As of December 31, 2024, the remaining net receivable of $33.2 million is recorded in the “Egypt receivables and other” line item on our Consolidated Balance Sheet.
For credit losses associated with Egypt receivables and other, net, see allowance for credit losses and other below.
Value added tax and other receivables, net – The Company incurs receivables from the government of Gabon for reimbursable Value-Added Tax (“VAT”).
As of December 31, 2024 and 2023, the outstanding VAT receivable balance was approximately $6.4 million and $1.6 million, net to VAALCO, respectively. The receivable amount, net of allowances, is reported as a non-current asset in the “Value added tax and other receivables” line item in the consolidated balance sheets. Because both the VAT receivable and the related allowances are denominated in XAF, the exchange rate revaluation of these balances into U.S. dollars at the end of each reporting period also has an impact on the Company’s results of operations. Such foreign currency gains (losses) are reported separately in the “Other expense, net” line item of the consolidated statements of operations and comprehensive income. For the allowance associated with VAT, see allowance for credit losses and other below.
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
The Company has identified the following types of financial assets that are within the scope of ASU 2016-13:
•Trade, net;
•Accounts with joint venture owners, net;
•Egypt receivables and other, net; and
•Loans to employees.
As a result of adopting ASU 2016-13 on January 1, 2023, the Company recognized a $3.1 million cumulative effect adjustment within retained earnings. During the year ended December 31, 2023, the Company reversed $12.4 million of credit loss and other allowances due to recoveries from VAT and the Sogara refinery. During the year ended December 31, 2024, the Company recognized $7.7 million in credit loss and other allowances mainly due to amounts owed from EGPC, VAT receivables and receivables from joint venture partners.
The following table provides an analysis of the change in the aggregate credit loss and other allowances:

	Year Ended December 31,
	2024	2023
	(in thousands)
Allowance for credit losses and other
Balance at beginning of period	$(6,029)	$(8,704)
Credit losses and other	(6,304)	(7,543)
Credit recoveries and other	(1,421)	12,449
Reversal of allowance resulting from the settlement of the related receivable	11,200	—
Cumulative effect of adjustment upon adoption of ASU 2016-13 on January 1, 2023	—	(3,120)
Foreign currency gain	—	889
Balance at end of period	$(2,554)	$(6,029)
Crude oil inventory – Crude oil inventories are carried at the lower of cost or net realizable value. In Gabon and Cote d'Ivoire, inventories represent the Company's share of crude oil produced and stored on the FSO at December 31, 2024 and the FPSO at December 31, 2023, but unsold at the end of each period. In Egypt, inventory consists of the Company's entitlement crude oil barrels not yet sold.
Prepayments and other – Included in “Prepayments and other” line item of the Company’s December 31, 2024 and 2023 consolidated balance sheet are the following assets:

	2024	2023
	(in thousands)
Egypt advances to contractors	$3,665	$2,656
Gabon prepaid royalties	3,089	1,246
Deposits	2,933	726
Employee loans and advances	1,430	1,305
Prepaid insurance	650	474
Derivative receivables	119	403
Prepaid fixed asset progress payments	9	2,314
Other prepayments	3,078	3,310
Total prepayments and other	$14,973	$12,434
Crude oil, natural gas and NGLs properties, equipment, net – The Company uses the successful efforts method of accounting for crude oil, natural gas and NGLs producing activities.

•Capitalization – Costs of successful wells, development dry holes and leases containing productive reserves are capitalized and amortized on a unit-of-production basis over the life of the related reserves. Other exploration costs, including dry exploration well costs, geological and geophysical expenses applicable to undeveloped leaseholds, leasehold expiration costs and delay rentals, are expensed as incurred. The costs of exploratory wells are initially capitalized pending a determination of whether proved reserves have been found. At the completion of drilling activities, the costs of exploratory wells remain capitalized if a determination is made that proved reserves have been found. If no proved reserves have been found, the costs of exploratory wells are charged to expense. In some cases, a determination of proved reserves cannot be made at the completion of drilling, requiring additional testing and evaluation of the wells. Cost incurred for exploratory wells that find reserves that cannot yet be classified as proved are capitalized if (a) the well has found a sufficient quantity of reserves to justify its completion as a producing well and (b) sufficient progress in assessing the reserves and the economic and operating viability of the project has been made. The status of suspended well costs is monitored continuously and reviewed quarterly. Due to the capital-intensive nature and the geographical characteristics of certain projects, it may take an extended period of time to evaluate the future potential of an exploration project and the economics associated with making a determination of its commercial viability. Costs of seismic studies that are utilized in development drilling within an area of proved reserves are capitalized as development costs.
•Capitalized equipment, spare parts and other – Capitalized equipment, spare parts and other represents the costs incurred in purchasing and bringing the inventory to its present location and condition and is based on purchase costs calculated on weighted average cost basis, including transportation costs. Inventory is classified as long term when the Company expects to utilize the inventory beyond the normal operating cycle.
•Depreciation, depletion and amortization – Depletion of wells, platforms, and other production facilities are calculated on a block basis under the unit-of-production method based upon estimates of total proved developed reserves. Depletion of leasehold acquisition costs are provided on a block basis under the unit-of-production method based upon estimates of total proved reserves. Support equipment (other than equipment inventory) and leasehold improvements related to crude oil, natural gas and NGLs producing activities, as well as property, plant and equipment unrelated to crude oil, natural gas and NGLs producing activities, are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, which are typically five years for office and miscellaneous equipment and five to seven years for leasehold improvements.
•Unproved Property Cost – Significant unproved properties are assessed individually for impairment and when events or circumstances indicate that the carrying value of property may not be recovered a valuation allowance is provided if an impairment is indicated. The unproved property costs are not subject to depreciation, depletion and amortization, until they are classified as proved properties.
•Impairment – The Company reviews the crude oil, natural gas and NGLs properties and equipment, net for impairment on a block basis whenever events or changes in circumstances indicate that the carrying amount of such properties may not be recoverable. If the sum of the expected undiscounted future cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment charge is recorded based on the fair value of the asset. This may occur if the block contains lower than anticipated reserves or periods of sustained declines in commodity prices. The fair value measurement used in the impairment test is generally calculated with a discounted cash flow model using several Level 3 inputs that are based upon estimates, the most significant of which is the estimate of net proved reserves. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the Company’s control. Reserve engineering is a subjective process of estimating underground accumulations of crude oil, natural gas and NGLs that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. The quantities of crude oil, natural gas and NGLs that are ultimately recovered, production and operating costs, the amount and timing of future development expenditures and future crude oil, natural gas and NGLs sales prices may all differ from those assumed in these estimates.
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
A liability for ARO is recognized in the period in which the legal obligations are incurred if a reasonable estimate of fair value can be made. The ARO liability reflects the estimated present value of the amount of dismantlement, removal, site reclamation, and similar activities associated with crude oil, natural gas and NGLs properties and equipment, net. The Company uses current retirement costs to estimate the expected cash outflows for retirement obligations. Inherent in the present value calculation are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit-adjusted discount rates, timing of settlement, and changes in the legal, regulatory, environmental, and political environments. Initial recording of the ARO liability is offset by the corresponding capitalization of asset retirement cost recorded to crude oil, natural gas and NGLs properties and equipment, net. To the extent these or other assumptions change after initial recognition of the liability, the fair value estimate is revised and the recognized liability adjusted, with a corresponding adjustment made to the related capitalized asset retirement cost or through a charged to earnings, as appropriate. Depreciation of capitalized asset retirement costs and accretion of asset retirement obligations are recorded over time. Depreciation is determined on a units-of-production basis for crude oil, natural gas and NGLs properties and equipment, net production facilities, while accretion escalates over the lives of the assets to reach the expected settlement value. Where there is a downward revision to the ARO that exceeds the net book value of the related asset, the corresponding adjustment is limited to the amount of the net book value of the asset and the remaining amount is recognized as a gain.
Revenue recognition – The Company's revenues are derived from contracts with customers. Royalties are considered to be part of the price of the sale transaction and are therefore presented as a reduction to revenues. Revenues associated with the sale of crude oil, natural gas and NGLs are measured based on the consideration specified in contracts with customers.
Revenues from contracts with customers are recognized when the Company satisfies a performance obligation by transferring a good or service to a customer. A good or service is transferred when the customer obtains control of the good or service. The transfer of control of oil, natural gas and NGLs usually coincides with title passing to the customer and the customer taking physical possession. VAALCO mainly satisfies its performance obligations at a point in time. Sales and delivery costs associated with certain sales are netted against revenue in accordance with the Company’s policy regarding classification of these type of expenses. The Company has utilized the practical expedient in ASC Topic 606-10-50-14(a), which states that the Company is not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation.
Revenues associated with the sales of the Company’s crude oil, natural gas, condensates and natural gas liquids (“NGLs”) are recognized by reference to actual volumes sold and quoted market prices in active markets for crude oil, natural gas, condensates and NGLs, adjusted according to specific terms and conditions as applicable per the sales contracts. Revenue is measured at the fair value of the consideration received or receivable.
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
Legal Contingencies – We are subject to legal proceedings, claims, and liabilities that arise in the ordinary course of business. We accrue losses associated with legal claims when such losses are probable and reasonably estimable. If we determine that a loss is probable and cannot estimate a specific amount for that loss but can estimate a range of loss, the best estimate within the range is accrued. If no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. Estimates are adjusted as additional information becomes available or circumstances change. Legal defense costs associated with loss contingencies are expensed in the period incurred.
Foreign currency transactions – The U.S. dollar is the functional currency of the Company’s foreign operating subsidiaries except for Canada which has a functional currency of the Canadian dollar. When the Company’s subsidiaries' functional currency is the US dollar, gains and losses on foreign currency transactions are included in income. When the Company’s subsidiaries functional currency is the local currency, not the US dollar, the cumulative effects of translating the balance sheet accounts from the functional currency into the U.S. dollar at current exchange rates are included in accumulated other comprehensive income (loss). The Company recognized losses on foreign currency transactions of $1.8 million in 2024, $0.9 million in 2023 and $4.2 million in 2022.
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
Nonrecurring Fair Value Measurements – The Company applies fair value measurements to its nonfinancial assets and liabilities measured on a nonrecurring basis, which consist of measurements or remeasurements of impairment of crude oil, natural gas and NGLs properties and equipment, net, asset retirement assets and liabilities and assets acquired and liabilities assumed in a business combination. VAALCO uses market-observable prices for assets when comparable transactions can be identified that are similar to the asset being valued. When VAALCO is required to measure fair value and there is not a market-observable price for the asset or for a similar asset then the cost or income approach is used depending on the quality of information available to support management’s assumptions. The cost approach is based on management’s best estimate of the current asset replacement cost. The income approach is based on management’s best assumptions regarding expectations of future net cash flows. The expected cash flows are discounted using a commensurate risk-adjusted discount rate. Such evaluations involve significant judgment, and the results are based on expected future events or conditions such as sales prices, estimates of future oil and gas production or throughput, development and operating costs and the timing thereof, economic and regulatory climates and other factors, most of which are often outside of management's control. However, assumptions used to reflect a market participant's view of long term prices, costs and other factors and are consistent with assumptions used in VAALCO's business plans and investment decisions.
Fair value of financial instruments – The Company determines the fair value of our assets and liabilities subject to fair value measurement by using the highest possible “level” of inputs.

		As of December 31, 2024
	Balance Sheet Line	Level 1	Level 2	Level 3	Total

		(in thousands)
Assets
Derivative asset	Prepayments and other	$—	$119	$—	$119
Derivative asset L-T	Other long term assets	—	1,209	—	1,209
		$—	$1,328	$—	$1,328
Liabilities
SARs liability	Accrued liabilities and other	$—	$—	$—	$—
Derivative liability	Accrued liabilities and other	—	17	—	17
		$—	$17	$—	$17

		As of December 31, 2023
	Balance Sheet Line	Level 1	Level 2	Level 3	Total

		(in thousands)
Assets
Derivative asset	Prepayments and other	$—	$403	$—	$403
		$—	$403	$—	$403
Liabilities
SARs liability	Accrued liabilities and other	$—	$163	$—	$163
		$—	$163	$—	$163
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
3. NEW ACCOUNTING STANDARDS
Adopted
In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires public entities to disclose information about the reportable segments’ significant expenses on an interim and annual basis to enable investors to develop more decision-useful financial analyses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Entities must adopt the changes to the segment reporting guidance on a retrospective basis. We have adopted ASU 2023-07 herein for the fiscal year ended December 31, 2024. See Note 5, “Segment Information” for our process in determining reportable segments and certain financial data of each segment. During the fourth quarter of 2024, the Company adopted this ASU, which modified the Company’s disclosures but did not have an impact on the Company’s consolidated balance sheets, or statements of income or cash flows in its consolidated financial statements.
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

In November 2024, the FASB issued ASU 2024-03, Accounting Standards Update 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses to improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. VAALCO is currently evaluating the impact of adopting this ASU to our notes to the consolidated financial statements.

4. ACQUISITIONS

Svenska Acquisition

On February 29, 2024, the Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) to purchase all of the issued shares in the capital of Svenska Petroleum Exploration Aktiebolag, a company incorporated in Sweden (“Svenska”) for $66.5 million in cash (the “Purchase Price”), subject to certain adjustment as described in the Share Purchase Agreement (the “Svenska Acquisition”). The Company subsequently closed the Svenska Acquisition for the net purchase price of $40.2 million, on April 30, 2024 after certain regulatory and government approvals were received. The Purchase Price was funded with $40.2 million of the Company’s cash-on-hand. Cash acquired in the business combination included $31.8 million of cash and cash equivalents as well as restricted cash of $8.8 million which nets to $0.4 million cash received on the business combination as disclosed within the consolidated statements of cash flows.

The Svenska Acquisition added to the Company’s diversified African-focused asset portfolio.

The Svenska Acquisition qualified as a business combination and was accounted for using the acquisition method of accounting. The following tables summarize the cash paid for the purchase price and the final purchase price allocation of the acquisition consideration.

	April 30, 2024	Measurement Period Adjustment	April 30, 2024 (As Adjusted)
	(in thousands)
Purchase Consideration
Cash	$40,166	$—	$40,166
Total purchase consideration	$40,166	$—	$40,166

	April 30, 2024	Measurement Period Adjustment	April 30, 2024 (As Adjusted)
	(in thousands)
Assets acquired:
Cash and cash equivalents	$31,789	$466	$32,255
Other receivables, net	830	—	830
Crude oil inventory	14,981	—	14,981
Prepayments and other	409	—	409
Crude oil, natural gas and NGLs properties and equipment, net	100,188	6,901	107,089
Restricted cash	8,788	—	8,788
Other LT receivables	33	—	33
Deferred tax asset	28,153	(12,095)	16,058
Total assets acquired	185,171	(4,728)	180,443
Liabilities assumed:
Accounts payable	(2,506)	—	(2,506)
State oil liability	(19,447)	—	(19,447)
Accrued tax settlement	(8,788)	—	(8,788)
Accrued accounts payable invoices	(21,692)	—	(21,692)
Accrued liabilities and other	(19,083)	(301)	(19,384)
Asset retirement obligations	(15,694)	(11,617)	(27,311)
Deferred tax liability	(37,897)	10,280	(27,617)
Total liabilities acquired	(125,107)	(1,638)	(126,745)
Bargain purchase gain	(19,898)	6,366	(13,532)
Total purchase price	$40,166	$—	$40,166

All assets and liabilities associated with Svenska’s interest in the producing Baobab field as well as the non-producing discovery located offshore of Nigeria, including crude oil and natural gas properties, asset retirement obligations and working capital items, were recorded at their estimated fair value. The crude oil and natural gas properties and asset retirement obligations were valued using an income approach, which are considered Level 3 fair value estimates. The Company used estimated future crude oil prices as of the closing date, April 30, 2024, to apply to the estimated reserve quantities acquired and market participant assumptions to the estimated future operating and development costs to arrive at the estimates of future net revenues. The future net revenues were discounted using the Company’s weighted average cost of capital to determine the fair value at closing. The valuations to derive the purchase price included the use of both proved and unproved categories of reserves, expectation for timing and amount of future development and operating costs, projections of future rates of production, and risk adjusted discount rates. Other estimates were used by the Company to determine the fair value of certain assets and liabilities. The purchase price allocation was finalized in the fourth quarter of 2024. As a result of comparing the purchase price to the fair value of the assets acquired and liabilities assumed, a $19.9 million bargain purchase gain was recognized as of the close date. The bargain purchase gain is primarily attributable to a stronger forward pricing curve for oil and gas reserves on the date of the closing of the acquisition than was used for the purposes of the negotiations of the purchase price paid for Svenska.

During the year ended December 31, 2024, the Company made adjustments to the amounts assigned to the net assets acquired based on new information obtained about facts and circumstances that existed as of the Svenska Acquisition date. As a result, the bargain purchase gain was reduced by $6.4 million This adjustment is included in “Bargain purchase gain” under “Other income (expense)” in the consolidated statements of operations and comprehensive income.

Post-Acquisition Operating Results. The table below summarizes amounts contributed by the Cote d’Ivoire assets acquired in the Svenska Acquisition to the Company's consolidated results for the period from April 30, 2024 through December 31, 2024.

April 30, 2024 through December 31, 2024
(in thousands)
Crude oil, natural gas and natural gas liquids sales	$95,082
Net income	12,143

The unaudited pro forma results presented below have been prepared to give effect to the Svenska Acquisition discussed above on the Company’s results of operations for the years ended December 31, 2024 and 2023, as if the acquisition had been consummated on January 1, 2023. The unaudited pro forma results do not purport to represent what the Company’s actual results of operations would have been if the Svenska Acquisition had been completed on such date or to project the Company’s results of operations for any future date or period.

	Year Ended December 31,
	2024	2023

	(in thousands)
Pro forma (unaudited)
Crude oil, natural gas and natural gas liquids sales	$510,513	$632,514
Operating income	$120,681	243,228
Net income (loss) (a)(b)	$38,336	95,740

Basic net income (loss) per share:
Net income (loss)	$38,336	$95,740
Net income (loss) per share	$0.37	$0.90
Basic weighted average shares outstanding	103,669	106,376
Diluted net income (loss) per share:
Net income (loss)	$38,336	$95,740
Net income (loss) per share	$0.37	$0.90
Diluted weighted average shares outstanding	103,747	106,555
(a)The unaudited pro forma net income (loss) for the year ended December 31, 2024 excludes a nonrecurring pro forma adjustment directly attributable to the Svenska Acquisition, consisting of a bargain purchase gain of $13.5 million.
(b) The unaudited pro forma net income (loss) for the year ended December 31, 2023 excludes a nonrecurring pro forma adjustment attributable to the TransGlobe Acquisition, consisting of a bargain purchase gain adjustment of $1.4 million.
TransGlobe Acquisition
On October 13, 2022, the Company completed the business combination with TransGlobe Energy Corporation (“TransGlobe”), pursuant to an Arrangement Agreement previously entered into between the Company and TransGlobe (the “Arrangement Agreement”), whereby we acquired all of the issued and outstanding common shares of TransGlobe (the “TransGlobe Acquisition”), for a final adjusted purchase price of $274.1 million. As a result, TransGlobe became a direct wholly-owned subsidiary of the Company. We recognized an adjusted bargain purchase gain of $9.4 million from the transaction based on the difference in the fair value of assets and liabilities assumed and the purchase price and is included in the “Other income (expense), net” in the consolidated statements of operations and comprehensive income. We acquired our assets in Egypt and Canada through the TransGlobe Acquisition.
For the year ended December 31, 2022, included in the line item “Other income (expense), net” is $14.6 million of transactions costs associated with the TransGlobe Acquisition.
The unaudited pro forma results presented below have been prepared to give the effect to the TransGlobe Acquisition discussed above on the Company’s results of operations for the years ended December 31, 2022, as if the TransGlobe Acquisition had been consummated on January 1, 2021. The unaudited pro forma results do not purport to represent what the Company’s actual results of operations would have been if the TransGlobe Acquisition had been completed on such date or to project the Company’s results of operations for any future date or period.

	Year Ended December 31, 2022		Measurement Period Adjustment		Year Ended December 31, 2022 (As Adjusted)
	(in thousands)
Pro forma (unaudited):
Crude oil, natural gas and natural gas liquids sales	$547,670	(a)	$—		$547,670	(a)
Operating income	$267,582	(b)	$—		$267,582	(b)
Net income	$130,425	(c)	$1,412	(d)	$131,837	(c)

Basic net income per share:	$1.21		$0.01	(d)	$1.22
Basic weighted average shares outstanding	108,206		108,206		108,206

Diluted net income per share:	$1.20		$0.01	(d)	$1.21
Diluted weighted average shares outstanding	108,642		108,642		108,642
(a)The unaudited pro forma net revenues associated with Crude oil, natural gas and natural gas liquids sales have been adjusted for shipping and handling costs based on the Company’s historical policy and revenue recognition is based on the Company’s working interest, less royalties, the entitlement method.
(b)The unaudited pro forma operating income for the year ended December 31, 2022 removes the $23.7 million impairment reversal recorded by TransGlobe in 2022, excludes $10.2 million of severance costs associated with the TransGlobe Acquisition, excludes $6.5 million of TransGlobe Acquisition transaction costs, reclassifies depreciation expense, for certain leases identified as operating leases, to production expense and adjusts depreciation, depletion and amortization expense related to the depletable assets and asset retirement obligations acquired in the TransGlobe Acquisition based on the purchase price allocation.
(c)The unaudited pro forma net income for the year ended December 31, 2022 excludes $14.6 million of transaction costs incurred by the Company associated with the TransGlobe Acquisition, excludes the bargain purchase gain of $10.8 million and reclassifies interest expense, for certain leases identified as operating leases, as production expense.
(d)The Measurement Period Adjustment is due to an original deferred tax liability being estimated at closing. Additional information about the deferred tax liability was identified in the first part of 2023 creating the need for the $1.4 million adjustment.

5. SEGMENT INFORMATION
The Company’s operations are based in Gabon, Egypt, Cote d'Ivoire, Canada and Equatorial Guinea. Each of the reportable operating segments are organized and managed based upon geographic location. The Company’s Chief Executive Officer, who is the chief operating decision maker (“CODM”) evaluates segment performance based on the operation of each geographic segment separately primarily based on Operating income (loss) and allocates financial and capital resources for each segment predominantly in the annual budget and forecasting process. The CODM also considers budget-to-actual variances on a quarterly basis for the performance measure when making decisions about allocating capital and personnel to the segments.

The operations of all segments include exploration for and production of hydrocarbons where commercial reserves have been found and developed. Revenues are based on the location of hydrocarbon production. Corporate and other is primarily corporate and operations support costs that are not allocated to the reportable operating segments and are shown in the tables to reconcile the business segments to consolidated totals. No transactions occurred between operating segments. “Other operating income (expense)” below are those items that are included in Net income (loss) but are not regularly provided to the CODM, or are reported to the CODM but are not considered to be significant segment expenses.

Due to the quantity of active oil and natural gas purchasers in the markets where it produces hydrocarbons, the Company does not foresee any difficulty with selling its hydrocarbon production at fair market prices.
Segment activity of continuing operations for the years ended December 31, 2024, 2023 and 2022 and long-lived assets and segment assets at December 31, 2024 and 2023 are as follows:

	Year ended December 31, 2024
(in thousands)	Gabon	Egypt	Canada	Equatorial Guinea	Cote d'Ivoire	Corporate and Other	Total
Revenues:
Crude oil, natural gas and natural gas liquids sales	$205,954	$145,966	$31,986	$—	$95,082	$—	$478,988
Operating costs and expenses:
Production expense	62,234	50,770	11,301	1,173	38,017	5	163,500
Exploration expense	—	48	—	—	—	—	48
Depreciation, depletion and amortization	50,679	33,458	19,309	—	38,771	817	143,034
General and administrative expense	1,679	70	(206)	305	1,701	26,135	29,684
Credit (recovery) losses and other	812	4,813	—	679	—	—	6,304
Total operating costs and expenses	115,404	89,159	30,404	2,157	78,489	26,957	342,570
Other operating income (expense), net	(24)	—	102	—	—	—	78
Operating income (loss)	90,526	56,807	1,684	(2,157)	16,593	(26,957)	136,496
Other income (expense):
Derivative instruments gain (loss), net	—	—	—	—	(533)	(212)	(745)
Interest (expense) income, net	(4,694)	(1,489)	(46)	—	313	2,184	(3,732)
Bargain purchase gain	—	—	—	—	—	13,532	13,532
Other income (expense), net	(1,635)	(204)	225	(7)	(1)	(4,132)	(5,754)
Total other income (expense), net	(6,329)	(1,693)	179	(7)	(221)	11,372	3,301
Income (loss) before income taxes	84,197	55,114	1,863	(2,164)	16,372	(15,585)	139,797
Income tax expense	48,026	30,648	—	—	4,229	(1,596)	81,307
Net income (loss)	$36,171	$24,466	$1,863	$(2,164)	$12,143	$(13,989)	$58,490
Consolidated capital expenditures	$22,579	$11,364	$25,828	$641	$44,435	$4,592	$109,438

	Year Ended December 31, 2023
(in thousands)	Gabon	Egypt	Canada	Equatorial Guinea	Corporate and Other	Total
Revenues:
Crude oil, natural gas and natural gas liquids sales	$260,346	$161,049	$33,671	$—	$—	$455,066
Operating costs and expenses:
Production expense	87,131	54,779	9,463	1,481	303	153,157
FPSO demobilization and other costs	7,484	—	—	—	—	7,484
Exploration expense	51	1,914	—	—	—	1,965
Depreciation, depletion and amortization	62,622	35,095	17,398	—	187	115,302
General and administrative expense	1,769	974	—	416	20,681	23,840
Credit (recovery) losses and other	(10,596)	5,182	—	508	—	(4,906)
Total operating costs and expenses	148,461	97,944	26,861	2,405	21,171	296,842
Other operating income (expense), net	(55)	(241)	729	—	—	433
Operating income (loss)	111,830	62,864	7,539	(2,405)	(21,171)	158,657
Other income (expense):
Derivative instruments gain (loss), net	—	—	—	—	232	232
Interest (expense) income, net	(5,563)	(2,110)	(4)	—	1,225	(6,452)
Other expense, net	(820)	—	2	(6)	(1,482)	(2,306)
Total other income (expense), net	(6,383)	(2,110)	(2)	(6)	(25)	(8,526)
Income (loss) before income taxes	105,447	60,754	7,537	(2,411)	(21,196)	150,131
Income tax (benefit) expense	50,692	32,859	-	—	6,226	89,777
Net income (loss)	$54,755	$27,895	7,537	(2,411)	$(27,422)	$60,354
Consolidated capital expenditures (1)	$17,011	$37,866	16,809	—	$950	$72,636
(1)Includes assets acquired in the TransGlobe acquisition.

	Year Ended December 31, 2022
(in thousands)	Gabon	Egypt	Canada	Equatorial Guinea	Corporate and Other	Total
Revenues:
Crude oil, natural gas and natural gas liquids sales	$306,775	$37,710	$9,841	$—	$—	$354,326
Operating costs and expenses:
Production expense	96,854	11,936	1,972	1,899	—	112,661
FPSO demobilization and other costs	8,867	—	—	—	—	8,867
Exploration expense	258	—	—	—	—	258
Depreciation, depletion and amortization	34,651	10,444	2,921	—	127	48,143
General and administrative expense	3,101	—	—	538	6,438	10,077
Credit (recovery) losses and other	2,743	—	—	339	—	3,082
Total operating costs and expenses	146,474	22,380	4,893	2,776	6,565	183,088
Other operating income (expense), net	38	—	—	—	—	38
Operating income (loss)	160,339	15,330	4,948	(2,776)	(6,565)	171,276
Other income (expense):
Derivative instruments loss, net	—	—	13	—	(37,825)	(37,812)
Interest income, net	(1,446)	(596)	—	—	8	(2,034)
Other income (expense), net	(1,484)	—	—	—	(6,636)	(8,120)
Total other income (expense), net	(2,930)	(596)	13	—	(44,453)	(47,966)
Income (loss) before income taxes	157,409	14,734	4,961	(2,776)	(51,018)	123,310
Income tax (benefit) expense	68,509	6,254	—	1	(3,344)	71,420
Net income (loss)	$88,900	$8,480	$4,961	$(2,777)	$(47,674)	$51,890
Consolidated capital expenditures	$162,375	$168,012	$103,263	$—	$710	$434,360

(in thousands)	Gabon	Egypt	Canada	Equatorial Guinea	Cote d'Ivoire	Corporate and Other	Total
Long-lived assets:
As of December 31, 2024	$153,576	$149,129	$104,891	$10,641	$114,756	$5,110	$538,103
As of December 31, 2023	$171,787	$171,224	$105,189	$10,000	$—	$1,586	$459,786

(in thousands)	Gabon	Egypt	Canada	Equatorial Guinea	Cote d'Ivoire	Corporate and Other	Total
Total assets:
As of December 31, 2024	$300,568	$269,905	$113,310	$12,331	$187,264	$71,572	$954,950
As of December 31, 2023	$309,394	$263,015	$114,215	$11,327	$—	$125,265	$823,216

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
A reconciliation of reported net income (loss) to net income (loss) used in calculating EPS as well as a reconciliation from basic to diluted shares follows:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Net income (numerator):
Net income	$58,490	$60,354	$51,890
Income attributable to unvested shares	(714)	(632)	(593)
Numerator for basic	57,776	59,722	51,297
Loss attributable to unvested shares	—	1	3
Numerator for dilutive	$57,776	$59,723	$51,300

Weighted average shares (denominator):
Basic weighted average shares outstanding	103,669	106,376	69,568
Effect of dilutive securities	78	179	414
Diluted weighted average shares outstanding	103,747	106,555	69,982
Stock options and unvested restricted stock grants excluded from dilutive calculation because they would be anti-dilutive	516	385	189
7. REVENUE
Production Sharing Contracts
Exploration and production activities of our assets in Gabon, Egypt, Cote d'Ivoire, and Equatorial Guinea are generally governed by PSCs.
Our oil entitlement under the PSCs is generally the sum of cost oil, profit oil and excess cost oil, if applicable. Under the terms of the PSCs, the Company is typically the contractor partner (“Contractor”) and bears the risk and cost of exploration, development, and production activities. In return, if exploration is successful, the Contractor receives entitlement to variable physical volumes of hydrocarbons, representing recovery of the costs incurred (“Cost Oil”) and a stipulated share of production after cost recovery (“Profit Oil”).
The Contractor may be obligated to make royalty payments to the host government of each country using a variable percentage based on gross daily production levels. The remaining oil production, after deducting the gross royalty, if any, is split between Cost Oil and Profit Oil. Cost Oil is up to a maximum percentage and is allocated to recover approved operating and capital costs spent on specific projects. Excess Cost Oil, which is Cost Oil less the actual cost recovery, is further shared between the host government and the Contractor. Except as otherwise disclosed, all crude oil sales are priced at current market rates at the time of sale.
Our share of royalties is paid out of the government's share of production. Additionally, the income tax to which the Contractor is subject to (“Profit Oil Tax”), is deemed to have been paid to the host government as part of the payment of Profit Oil or is captured in the entitled share of Profit Oil production paid in-kind to the host government, and therefore no additional tax burden is due. Under this arrangement taxation is based on a set percentage of average daily production volume.

Gabon
Revenues from contracts with customers are generated from sales in Gabon pursuant to crude oil sales and purchase agreements (“COSPAs”) or crude oil sales and marketing agreements (“COSMA or COSMAs”). Except for internal costs, which are expensed as incurred, there are no upfront costs associated with obtaining a new COSPA or COSMA.
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
The terms of the Etame PSC includes provisions for payments to the government of Gabon for: royalties based on 13% of production at the published price and a shared portion of Profit Oil determined based on daily production rates, as well as a gross carried working interest of 7.5% (increasing to 10% beginning June 20, 2026) for all costs. For both royalties and Profit Oil, the Etame PSC provides that the government of Gabon may settle these obligations in-kind, i.e. taking crude oil barrels, rather than with cash payments.
To date, the government of Gabon has not elected to take its royalties in-kind, and this obligation is settled through a monthly cash payment. Payments for royalties are reflected as a reduction in revenues from customers.
With respect to the government’s share of Profit Oil, the Etame PSC provides that corporate income tax is satisfied through the payment of Profit Oil. In the consolidated statements of operations and comprehensive income (loss), the government’s share of revenues from Profit Oil is reported in revenues with a corresponding amount reflected in the current provision for income tax expense. The amount associated with the Profit Oil under the terms of the Etame PSC is reflected as revenue with an offsetting amount reported in current income tax expense. Payments of the income tax expense are reported in the period that the government takes its Profit Oil in-kind, which is the period in which it lifts the crude oil. In 2024, an in-kind payment of $30.3 million was made with the May 2024 lifting. The Company has a $40.0 foreign income tax payable as of December 31, 2024. In the prior year, an in-kind payment of $32.8 million was made with the November 2023 lifting. As of December 31, 2023, there was a foreign income tax payable of $18.9 million.
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
The following table presents revenues in Gabon from contracts with customers as well as revenues associated with the obligations under the Etame PSC:

	Year Ended December 31,
	2024	2023	2022
Revenues from customer contracts:	(in thousands)
Sales under the COSPA or COSMA	$205,965	$261,801	$320,522
Other items reported in revenue not associated with customer contracts:
Gabonese government share of Profit Oil taken in-kind	30,256	32,776	26,257
Carried interest recoupment	2,276	5,301	5,843
Royalties	(32,543)	(39,532)	(45,847)
Net revenues	$205,954	$260,346	$306,775
Egypt
Revenues from sales in Egypt are generally made through direct sales to EGPC or through contracts with customers pursuant to crude oil sales and purchase agreements (“COSPAs”) or crude oil sales and marketing agreements (“COSMA or COSMAs”). EGPC and the Company each own a 50% interest, respectively, in the operating company which is a party to the Merged Concession Agreement. EGPC and the Company each also own a 50% interest, respectively, in the operating company that is a party to the South Ghazalat concession agreement.
Customer sales generally occur when sales are directly to EGPC or haphazardly production is sold through a cargo lifting. The Company records EGPC’s share of production as royalties which are netted against revenue, whether EGPC’s share of production arises from EGPC’s share of Profit Oil or excess Cost Oil.
With respect to Egyptian income taxes, these taxes are paid by EGPC on behalf of the Company out of EGPC’s share of production entitlement. The income taxes paid to the Arab Republic of Egypt on behalf of the Company are recognized as crude oil revenue and income tax expense for reporting purposes.
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
The following table presents revenues in Egypt from contracts with customers:

	Year Ended December 31,
	2024	2023	2022

Revenues from customer contracts:	(in thousands)
Gross sales	$250,946	$272,613	$56,452
Royalties	(104,449)	(110,569)	(18,742)
Selling costs	(531)	(995)	—
Net revenues	$145,966	$161,049	$37,710
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
Settlement of accounts receivable in Canada occur on the 25th of the following month following production.
The following table presents revenues in Canada from contracts with customers:

	Year Ended December 31,
	2024	2023	2022

Revenues from customer contracts:	(in thousands)
Oil revenue	$28,418	$28,287	$7,362
Gas revenue	1,849	3,467	1,340
NGL revenue	7,646	8,440	2,235
Other revenue	213	—	41
Royalties	(5,009)	(5,821)	(1,137)
Selling costs	(1,131)	(702)	—
Net revenues	$31,986	$33,671	$9,841
Cote d'Ivoire

The Company owns a 27.39% non-operated working interest in the deepwater producing Baobab field in Block CI-40, offshore Cote d’Ivoire in West Africa. Production generated from the Baobab field is shared under a PSC (the “Cote d'Ivoire PSC”).
Revenues from contracts with customers are generated from sales in Cote d'Ivoire pursuant to crude oil sales and purchase agreements and revenues are recognized when a lifting, as defined below, is completed.
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
For each lifting completed under the sales and purchase agreement, payment is made by the customer in U.S. dollars by electronic transfer 30 days after the date of the bill of lading. For each lifting of crude oil, pricing is based upon an average of Dated Brent in the month of lifting, adjusted for location and market factors.

Cost Oil allows the Company to recover its capital and production costs and the costs carried by the Company on behalf of the government state oil company. Profit oil is allocated to the joint venture partners in accordance with their respective equity interests, after a portion has been allocated to the government of Cote d'Ivoire (the “Ivorian Government”). The Ivorian Governments’ share of Profit oil attributable to the Company’s equity interest is reported in revenues with a corresponding amount reflected in the current provision for income tax expense. In addition, under the terms of the Cote d'Ivoire PSC, the tax payments to the Ivorian Government are deemed satisfied by its share of the Profit Oil.

The following table presents revenues in Cote d'Ivoire from contracts with customers:

Year Ended December 31,
2024
Revenues from customer contracts:	(in thousands)
Sales under the sales and purchase agreements	$87,870
Other item reported in revenue not associated with customer contracts:
Cote d’Ivoire government share of Profit Oil taken in-kind	7,212
Net revenues	$95,082
Information about the Company’s most significant customers -
For the years ended December 31, 2024, 2023 and 2022, our revenue concentration by customer for each operating segment are shown on the table below.

	Year Ended December 31,
	2024 (1)	2023	2022 (2)
Gabon	100%	100%	100%
Egypt	100%	62% and 38%	100%
Cote d'Ivoire	87% and 13%	—%	—%
Canada	41%, 32% and 21%	52%, 37% and 7%	54%, 32% and 14%
(1)For Cote d'Ivoire, reflects sales from April 30, 2024 through December 31, 2024 related to the Svenska Acquisition.
(2)For Egypt and Canada, reflects sales from October 14, 2022 through December 31, 2022 related to the TransGlobe Acquisition.
8. INCOME TAXES
Income (loss) before income taxes is attributable as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
U.S.	$(26,337)	$(15,781)	$(56,750)
Foreign	166,134	165,927	180,132
	$139,797	$150,146	$123,382
Provision for income taxes related to income (loss) consists of the following:

	Year Ended December 31,
	2024	2023	2022
U.S. Federal:	(in thousands)
Current	$—	$—	$—
Deferred	(1,698)	6,214	(3,344)
Foreign:
Current	98,882	92,642	26,615
Deferred	(15,877)	(9,079)	48,149
Total	$81,307	$89,777	$71,420

The reconciliation of income tax expense (benefit) to income tax at the U.S. statutory rate is as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Tax provision computed at U.S. statutory rate	$29,360	$31,530	$25,910
Foreign taxes not offset in U.S. by foreign tax credits	14,833	25,719	53,851
Permanent differences	932	3,455	778
Foreign tax credit expirations	—	—	17,247
Increase/(decrease) in valuation allowance	34,281	27,656	(25,623)
Bargain purchase gain	(2,842)	—	—
Other	4,743	1,417	(743)
Total income tax expense (benefit)	$81,307	$89,777	$71,420

Deferred tax assets and liabilities, which are computed on the estimated income tax effect of temporary differences between financial and tax bases in assets and liabilities, are determined using the tax rates expected to be in effect when taxes are actually paid or recovered.
In assessing the realizability of the deferred tax assets, the Company considers all available positive and negative evidence by jurisdiction to estimate whether it is more likely than not that sufficient future taxable income will be generated to permit the use of the existing deferred tax assets. The ultimate realization of the deferred tax assets is dependent upon the generation of future income in periods in which the deferred tax assets can be utilized. Numerous judgments and assumptions are inherent in this assessment, including the determination of future taxable income, future operating conditions, particularly as related to prevailing crude oil prices.

On the basis of this evaluation, as of December 31, 2024, a valuation allowance of $173.1 million has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income are reduced or increased.
The tax effects of significant temporary differences giving rise to deferred tax assets and liabilities are as follows:

	December 31,
(in thousands)	2024	2023
Deferred tax assets:
Fixed assets(1)	$35,541	$9,132
Foreign tax credit carryforward	123,660	55,069
Net operating losses	56,317	32,306
Asset retirement obligations	20,384	9,631
ROU lease liabilities	9,973	10,345
Accrued liabilities	19,686	3,808
Receivables	(1,788)	(146)
Other	2,682	719
Total deferred tax assets	266,455	120,864
Valuation allowance	(173,140)	(83,893)
Net deferred tax assets	$93,315	$36,971

Deferred tax liabilities:
Basis difference in fixed assets	(131,639)	(81,310)
Net deferred tax liabilities	$(131,639)	$(81,310)
(1)This line includes ROU lease asset.

The Corporation’s undistributed earnings from subsidiary companies outside the United States include amounts that have been retained to fund prior and future capital project expenditures. Deferred income taxes have not been recorded for potential future tax obligations, such as foreign withholding tax and state tax, as these undistributed earnings are expected to be indefinitely reinvested for the foreseeable future. As of December 31, 2024, it is not practicable to estimate the unrecognized deferred tax liability. However, unrecognized deferred taxes on remittance of these funds are not expected to be material.
The Company has NOL’s, in the following jurisdictions as of December 31, 2024:

Jurisdiction	Amount (in thousands)	Expiration Period
U.S.	$—	No expiration
Gabon	$—	No expiration
Egypt	$18,322	2025-2029
Canada	$77,132	2032-2041
Equatorial Guinea	$124,589	No expiration
UK	$—	No expiration
The Company recognizes the financial statement benefit of a tax position only after determining that they are more likely than not to sustain the position following an audit. The Company believes that its income tax positions and deductions will be sustained on audit, and therefore no reserves for uncertain tax positions have been established. Accordingly, no interest or penalties have been accrued as of December 31, 2024 and 2023. The Company’s policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense.

For the years ended December 31, 2024, 2023 and 2022, the Company is subject to foreign and U.S. federal taxes only, with no allocations made to state and local taxes. The following table summarizes the tax years that remain subject to examination by major tax jurisdictions.

Jurisdiction	Years
U.S.	2014-2024
Gabon	2020-2024
Egypt	2019-2024
Canada	2019-2024
Sweden	2018-2024
Cote d'Ivoire	2020-2024
9. CRUDE OIL, NATURAL GAS AND NGLs PROPERTIES AND EQUIPMENT, NET
The Company’s crude oil, natural gas and NGLs properties and equipment, net, at December 31, 2024 and 2023, respectively, is comprised of the following:

	2024	2023
	(in thousands)
Crude oil, natural gas and NGLs properties and equipment, net
Wells, platforms and other production facilities	$1,593,243	$1,468,542
Work-in-progress	44,517	4,183
Unproved properties	60,761	52,109
Capitalized equipment, spare parts and other	75,581	47,794
	1,774,102	1,572,628
Accumulated depreciation, depletion, amortization and impairment	(1,235,999)	(1,112,842)
Crude oil, natural gas and NGLs properties and equipment, net	$538,103	$459,786

Unproved property costs
See the table below for the list of unproved property costs at December 31, 2024 and 2023, respectively:

	2024	2023
	(in thousands)
Unproved Property Costs
Etame Marin Block	$13,735	$13,735
Equatorial Guinea	10,000	10,000
Egypt	11,542	11,444
Cote d'Ivoire	12,775	—
Canada	12,709	16,930
Unproved Property Costs	$60,761	$52,109
Exploration expense
During 2024, we had minimal exploration expenses. During 2023, two appraisal wells, both in Egypt, were abandoned and also expensed to Exploration Expense. The impact resulted in $2.0 million of expense during the year ended December 31, 2023.
10. DERIVATIVES AND FAIR VALUE
Commodity swaps
Outstanding derivative contracts at December 31, 2024 are as follows:

Settlement Period	Type of Contract	Index	Average Monthly Volumes	Weighted Average Put Price	Weighted Average Call Price
			(Bbls)[b]	(per Bbl)	(per Bbl)
January 2025 - March 2025	Collars	Dated Brent	70,000	$65.00	$85.00
April 2025 - June 2025	Collars	Dated Brent	70,000	$65.00	$81.00

Settlement Period	Type of Contract	Index	Average Monthly Volumes	Weighted Average SWAP Price in CAD
			(GJ)[b]	(per GJ)
January 2025 - March 2025	Swap	AECO (7A)	67,000	$2.80
b)One gigajoule (GJ) equals one billion joules (J). A gigajoule of natural gas is about 25.5 cubic metres at standard conditions.

The following table sets forth the gain (loss) on derivative instruments on the Company’s consolidated statements of operations and comprehensive income (loss):

		Year Ended December 31,
Derivative Item	Statements of Operations Line	2024	2023	2022

		(in thousands)
Commodity derivatives	Cash settlements paid on matured derivative contracts, net	$(453)	$(127)	$(42,935)
	Unrealized gain (loss)	(292)	359	5,123
	Derivative instruments gain (loss), net	$(745)	$232	$(37,812)
11. ASSET RETIREMENT OBLIGATIONS
The following table summarizes the changes in the Company’s asset retirement obligations:

	Year Ended December 31,
(in thousands)	2024	2023
Asset retirement obligation	$47,343	$42,001
Accretion	4,753	2,352
Additions	27,424	2,487
Revisions	981	6,889
Settlements	(368)	(6,747)
Foreign currency gain (loss)	(367)	361
Total asset retirement obligation	79,766	47,343
Less: current obligations	(1,174)	—
Long-term asset retirement obligation	$78,592	$47,343
Accretion is recorded in the line item “Depreciation, depletion and amortization” on the consolidated statements of operations and comprehensive income (loss).
12. COMMITMENTS AND CONTINGENCIES
Abandonment funding
Gabon
Under the terms of the Etame PSC, the Company has a cash funding arrangement for the eventual abandonment of all offshore wells, platforms and facilities on the Etame Marin block. As a result of the PSC Extension, annual funding payments are spread over the life of the Etame Marin Block, under the applicable abandonment study. The amounts paid will be reimbursed through the Cost Account and are non-refundable. In August 2023, a new abandonment study was completed and such study estimated abandonment costs of approximately $77.9 million ($45.9 million, net to VAALCO) on an undiscounted basis. The new abandonment estimate was presented to the Gabonese Directorate of Hydrocarbons as required by the PSC. At December 31, 2024, $10.7 million ($6.3 million, net to VAALCO) on an undiscounted basis has been funded. The annual payments will be adjusted based on revisions in the abandonment estimate. This cash funding is reflected under “Other noncurrent assets” in the “Abandonment funding” line item of the consolidated balance sheets. Future changes to the anticipated abandonment cost estimate could change the asset retirement obligation and the amount of future abandonment funding payments.
In the first quarter of 2023, the Directorate of Hydrocarbons in Gabon approved a $26.6 million ($15.6 million, net to VAALCO) abandonment funding payment associated with the FPSO retirement. The Company received payment of $15.6 million in March 2023. No other activity occurred in the abandonment funding account during the remainder of 2023 and in 2024. The Company is working with the Directorate of Hydrocarbons in Gabon to establish a payment schedule to resume funding of the abandonment fund in compliance with the Etame PSC.
FPSO charter
As operator of the Etame Marin block, the Company chartered a floating production storage and offtake vessel (“FPSO”), from Tinworth for use in its operations. In the fourth quarter of 2023, the Company reached a settlement agreement with Tinworth to release the Company from any further obligation relating to the FPSO. The signed settlement agreement required the Company and other non-operators to pay an additional $8.0 million gross ($4.7 million net to VAALCO) to Tinworth in exchange for the release. The $8.0 million payment was made on December 22, 2023.
In connection with the above settlement, on January 22, 2024, certain funds held in escrow as part of the FPSO agreements were released to the Company and its non-operating partners. VAALCO's share of this restricted cash amount was $1.8 million.
Regulatory and Joint Interest Audits and Related Matters
The Company is subject to periodic audits by various government agencies from the international jurisdictions where we operate, including audits by the respective governments and other members of the Company's joint operating agreements.
Merged Concession Agreement
The Company is a party to the Merged Concession Agreement with the Egyptian General Petroleum Corporation (“EGPC”). In accordance with the Merged Concession Agreement, we are required to make $10.0 million annual modernization payments through February 1, 2026. The $10.0 million modernization payment due February 1, 2024, was offset against receivables owed to the Company from EGPC. On the consolidated balance sheet, $9.9 million of the modernization payment liability was recorded in the line item "Accrued liabilities and other" and $9.2 million was recorded in “Other long-term liabilities”.
In accordance with the Merged Concession Agreement, we agreed to substitute the 2023 and 2024 payment and issue two $10.0 million credits against receivables owed from EGPC.
The Company also has minimum financial work commitments of $50.0 million per each five-year period of the primary development term, commencing on February 1, 2020 for a total of $150 million over the 15 year license contract term. Through December 31, 2024, the Company's financial work commitments have exceeded the five-year minimum $50 million threshold and any excess carries forward to offset against subsequent five-year commitments.
The amounts that will be paid for such outstanding off-balance sheet financial work commitments as of December 31, 2024 are $10.0 million in 2025, $10.0 million in 2026, $10.0 million in 2027, $10.0 million in 2028, $10.0 million in 2029 and $60.0 million in 2030 and thereafter.
Domestic Market Obligation
Under the terms of the respective PSCs in Gabon and Cote d'Ivoire, the Company can be required to sell to the Government or another entity designated by the Government, a certain percentage of its Profit Oil to meet the needs of the domestic market.
13. DEBT
As of December 31, 2024 and 2023, the Company had no outstanding debt.
RBL Facility
On May 16, 2022, the Company entered into an agreement with Glencore, and other lenders, to provide a senior secured reserve-based revolving credit facility for a maximum principal amount of up to $50.0 million. Beginning October 1, 2023 and thereafter on April 1 and October 1 of each year during the term of the RBL Facility, the $50.0 million initial commitment, will be reduced by $6.3 million. At December 31, 2024, the amount available to be drawn under the facility was $31.3 million.
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
The RBL Facility agreement contains certain debt covenants, including that, as of the last day of each calendar quarter, (i) the ratio of Consolidated Total Net Debt to EBITDAX (as each term is defined in the RBL Facility agreement) for the trailing 12 months shall not exceed 3.0x and (ii) consolidated cash and cash equivalents shall not be lower than $10.0 million at any time. The amount the Company can borrow with respect to the borrowing base is subject to compliance with the financial covenants and other provisions of the RBL Facility agreement. Regarding the requirement, the Company must deliver its annual financial statements to Glencore within 90 days of the end of each fiscal year. At December 31, 2024, the Company was in compliance with all other debt covenants and had no outstanding borrowings under the facility.
The RBL Facility will mature on the earlier of (i) the fifth anniversary of the date on which all conditions precedent to the first utilization of the RBL Facility have been satisfied and (ii) the Reserve Tail Date (as defined in the RBL Facility agreement).
On March 4, 2025, the Company and certain of its subsidiaries, entered into a reserves based facility agreement (the “2025 Facility Agreement”) providing for a senior secured reserve-based revolving credit facility (the “2025 RBL Facility”) with aggregate commitments of $190.0 million and an initial borrowing base of $182.0 million. See Note 20. Subsequent Events for additional discussion on the terms of the 2025 Facility Agreement.
14. LEASES
Under the leasing standard that became effective January 1, 2019, there are two types of leases: finance and operating. Regardless of the type of lease, the initial measurement of the lease results in recording a ROU asset and a lease liability at the present value of the future lease payments.
Operating leases
The Company is currently a party to two operating lease agreements for the corporate office and transportation equipment. The remaining lease term for these agreements ranges from 47 to 65 months. In some cases, the lease contracts require the Company to make payments both for the use of the asset itself and for operations and maintenance services. Only the payments for the use of the asset related to the lease component are included in the calculation of ROU assets and lease liabilities. Payments for the operations and maintenance services are considered non-lease components and are not included in calculating the ROU assets and lease liabilities. For leases on ROU assets used in joint operations, generally the operator reflects the full amount of the lease component, including the amount that will be funded by the non-operators. As operator for the Etame Marin block, the ROU asset recorded for certain equipment used in the joint operations includes the gross amount of the lease components.
The transportation equipment leases include provisions for variable lease payments, under which the Company is required to make additional payments based on the number of days or hours the asset is deployed. Because the Company does not know the extent that the Company will be required to make such payments, they are excluded from the calculation of ROU assets and lease liabilities.
Financing leases
The Company is currently a party to several financing lease agreements for the FSO and generators and marine vessels used in the operations of the Etame Marin block. The remaining lease term for these agreements ranges from 13 to 93 months. In some cases, the lease contracts require the Company to make payments both for the use of the asset itself and for operations and maintenance services. Only the payments for the use of the asset related to the lease component are included in the calculation of ROU assets and lease liabilities. Payments for the operations and maintenance services are considered non-lease components and are not included in calculating the ROU assets and lease liabilities.
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
For the years ended December 31, 2024, 2023 and 2022, the components of the lease costs and supplemental information was as follows:

	Year Ended December 31,
	2024	2023	2022
Lease cost:	(in thousands)
Finance lease cost (1)	$19,198	$17,297	$3,682
Operating lease cost	5,100	1,403	11,040
Short-term lease cost (2)	893	6,574	5,213
Variable lease cost (3)	1	653	4,513
Total lease expense	25,192	25,927	24,448
Lease costs capitalized	—	55	4,127
Total lease costs	$25,192	$25,982	$28,575
(1)Represents depreciation and interest associated with financing leases.
(2)Represents short term leases under contracts that are 1 year or less where a ROU asset and lease liability are not required to be recorded.
(3)Variable costs represent differences between minimum lease costs and actual lease costs incurred under lease contracts.
Other information:

	Year Ended December 31,
	2024	2023	2022
Other information:	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows attributable to finance leases (in thousands)	$10,477	$7,161	$3,039
Weighted-average remaining lease term (in years)	7.36	8.16	9.65
Weighted-average discount rate	7.16%	7.99%	4.59%

Operating cash flows attributable to operating leases (in thousands)	$2,127	$505	$19,300
Weighted-average remaining lease term (in years)	4.09	0.67	1.33
Weighted-average discount rate	6.14%	8.45%	9.91%

The table below describes the presentation of the total lease cost on the Company’s consolidated statements of operations and other comprehensive income (loss). As discussed above, the Company’s joint venture owners are required to reimburse the Company for their share of certain expenses, including certain lease costs.

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Finance lease cost	$11,290	$10,231	$2,188
Production expense	3,517	3,556	12,222
General and administrative expense	346	196	160
Lease costs billed to the joint venture owners	10,039	11,964	11,390
Total lease expense	25,192	25,947	25,960
Lease costs capitalized	—	35	2,615
Total lease costs	$25,192	$25,982	$28,575
The following table describes the future maturities of the Company’s operating and financing lease liabilities at December 31, 2024:

	Operating Leases	Finance Leases
Year	(in thousands)
2025	$4,368	$18,755
2026	4,842	16,674
2027	5,008	15,023
2028	4,780	11,321
2029	520	11,315
Thereafter	220	28,925
	19,738	102,013
Less: imputed interest	2,323	21,253
Total lease liabilities	$17,415	$80,760
Under the joint operating agreements, other joint venture owners are obligated to fund $49.2 million of the $121.8 million in future lease liabilities as of December 31, 2024.

15. ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other balances were comprised of the following:

	As of December 31
	2024	2023
	(in thousands)
Accrued accounts payable invoices	$48,913	$21,225
State oil liability	19,616	—
Capital expenditures	8,923	10,136
Egypt modernization payments	9,933	9,933
Gabon contractual obligations	6,977	15,794
Accrued wages and other compensation	4,956	3,746
Seismic data	2,455	—
Asset retirement obligation, current portion	1,174	—
Other	4,763	6,763
Total accrued liabilities and other	$107,710	$67,597
16. SHAREHOLDERS’ EQUITY
Dividend Policy
The following table is a schedule of dividends paid during 2024:

Dividend Payment Date	Amount per common share	Record Date
March 28, 2024	$0.0625	March 8, 2024
June 21, 2024	$0.0625	May 17, 2024
September 20, 2024	$0.0625	August 23, 2024
December 20, 2024	$0.0625	November 22, 2024
Aggregate per share amount paid in 2024	$0.2500
Preferred stock – Authorized preferred stock consists of 500,000 shares with a par value of $25 per share. No shares of preferred stock were issued and outstanding as of December 31, 2024 or 2023.
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
The below table shows the repurchases of equity securities related to the share repurchase program during the fiscal year ended December 31, 2024. The share buyback program was completed on March 12, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Amount that May Yet Be Used to Purchase Shares Under the Program
January 1, 2024 - January 31, 2024	446,366	$4.48	446,366	$3,516,205
February 1, 2024 - February 29, 2024	474,100	$4.22	474,100	$1,516,630
March 1, 2024 - March 12, 2024	347,137	$4.33	347,137	$—
Total	1,267,603		1,267,603
17. STOCK-BASED COMPENSATION AND OTHER BENEFIT PLANS
The Company’s stock-based compensation has been granted under several stock incentive and long-term incentive plans. The plans authorize the Compensation Committee of the Company’s Board of Directors to issue various types of incentive compensation. The Company had previously issued stock options and restricted shares under the 2014 Long-Term Incentive Plan and stock appreciation rights under the 2016 Stock Appreciation Rights Plan. On June 25, 2020, the Company’s stockholders approved the 2020 Long-Term Incentive Plan (as amended, the “2020 Plan”) under which 5,500,000 shares are authorized for grants. In June 2021, the Company’s stockholders approved an amendment to the 2020 Plan pursuant to which an additional 3,750,000 shares were authorized for issuance pursuant to awards under the 2020 Plan. At December 31, 2024, 5,140,880 shares were available for future grants.
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
As referenced in the table below, the Company records compensation expense related to stock-based compensation as general and administrative expense associated with the issuance of stock options, restricted stock and stock appreciation rights. During the years ended December 31, 2024, 2023 and 2022, the Company settled in cash $0.2 million, $0.4 million and $0.8 million, respectively, for SARs. During the years ended December 31, 2024, 2023 and 2022, the Company received in cash $0.4 million, $0.7 million and $0.3 million, respectively from stock option exercises.

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Stock-based compensation - equity awards	$4,567	$3,338	$2,045
Stock-based compensation - liability awards	(9)	(15)	155
Total stock-based compensation	$4,558	$3,323	$2,200
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
In June 2024, the Company granted options to certain employees of the Company that are considered performance stock options to purchase an aggregate of 549,495 shares at an exercise price of $5.96 per share and a life of ten years. For each performance stock option award, one-third of the underlying shares vest on the later of the first anniversary of the grant date and the date on which the Company’s stock price, determined using a 30-day average, exceeds $6.85 per share; performance stock options with respect to one-third of the underlying shares vest on the later of the second anniversary of the grant date and the date on which the Company’s stock price, determined using a 30-day average, exceeds $7.88 per share; and performance stock options with respect to the remaining one-third of the underlying shares vest on the later of the third anniversary of the grant date and the date on which the Company’s stock price, determined using a 30-day average, exceeds $9.09 per share. These awards are option awards that contain a market condition. Compensation cost for such awards is recognized ratably over the derived service period and compensation cost related to awards with a market condition will not be reversed if the Company does not believe it is probable that such performance criteria will be met or if the service provider (employee or otherwise) fails to meet such performance criteria.
During the year ended December 31, 2024, 2023 and 2022 the weighted average assumptions shown below were used to calculate the weighted average grant date fair value of performance stock options grants under the Monte Carlo model.

	Year Ended December 31,
	2024	2023	2022
Weighted average exercise price - ($/share)	$5.96	$4.19	$6.41
Expected life in years	6.7	6.4	6.0
Average expected volatility	71%	68%	72%
Risk-free interest rate	4.28%	3.73%	1.98%
Expected dividend yield	4.19%	5.97%	2.30%
Weighted average grant date fair value - ($/share)	$3.27	$2.29	$2.84
Performance stock options activity associated with the Monte Carlo model for the year ended December 31, 2024 is provided below:

	Number of Shares Underlying Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at January 1, 2024	611	$4.69
Granted	549	5.96
Exercised	(24)	4.54
Unvested shares forfeited	(18)	4.19
Vested shares expired	—	—
Outstanding at December 31, 2024	1,118	$5.32	8.6	$185
Exercisable at December 31, 2024	228	$4.22	7.4	$147
The intrinsic value of a performance stock option awards is the amount that the current market value of the underlying stock exceeds the exercise price of the award. The intrinsic performance stock option awards exercised in 2024 was $43.1 thousand.
As of December 31, 2024, unrecognized compensation cost related to outstanding performance stock option awards was $1.6 million, which is expected to be recognized over a weighted average period of two years.
Regular stock options (stock options without a performance condition) activity associated with the Black-Scholes model for the year ended December 31, 2024 is provided below:

	Number of Shares Underlying Options	Weighted Average Exercise Price Per Share
	(in thousands)
Outstanding at January 1, 2024	170	$1.99
Exercised	(170)	1.99
Outstanding at December 31, 2024	—	$—
The intrinsic value of a stock option is the amount that the current market value of the underlying stock exceeds the exercise price of the option. The intrinsic value of stock options exercised in 2024, 2023 and 2022 was $0.5 million, $0.6 million, and $1.2 million, respectively.
There was no unrecognized stock compensation cost as of December 31, 2024 and December 31, 2023, respectively.
During the year ended December 31, 2024, 72,864 shares were added to treasury as a result of tax withholding on the stock option awards exercised.
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
The following is the activity for the Company's restricted stock for the year ended December 31, 2024:

	Restricted Stock	Weighted Average Grant Date Fair Value
	(in thousands)
Non-vested shares outstanding at January 1, 2024	1,085	$4.50
Awards granted	838	5.96
Awards vested	(508)	4.42
Awards forfeited	(63)	5.14
Non-vested shares outstanding at December 31, 2024	1,352	$5.41
The total fair value of vested restricted stock awards during 2024, 2023 and 2022 was $5.0 million, $1.5 million, and $2.4 million, respectively. The weighted average grant date fair value per share of restricted stock awards, which vested during 2024, 2023 and 2022, was $4.42, $3.92 and $2.25, respectively.
As of December 31, 2024, unrecognized compensation cost related to restricted stock totaled $3.8 million and is expected to be recognized over a weighted average period of less than two years.
In connection with the TransGlobe Acquisition and pursuant to the Arrangement Agreement, at the effective time of the TransGlobe Acquisition, certain awards previously issued to TransGlobe’s key employees and board members who continued their relationship as employees or board members of the Company following the TransGlobe Acquisition, will continue to be governed by the applicable TransGlobe plan, provided that each such applicable plan has been amended to provide that the Company common stock shall be issuable in lieu of cash or TransGlobe common stock with respect to TransGlobe’s deferred share units (“DSU”s), performance share units (“PSU”s) and restricted stock units (“RSU”s), in each case, based on the exchange ratio in the Arrangement Agreement. For the PSUs that will remain outstanding following the effective time of the TransGlobe Acquisition as described in the immediately preceding sentence, the applicable vesting percentage was determined by the TransGlobe board of directors to be 200% for PSUs granted in 2021 and 2022; and 64.4% for PSUs granted in 2023.
As of October 13, 2022, the effective date of the TransGlobe Acquisition, the combined fair value of the DSUs, PSU's and RSU's liability from TransGlobe was $6.0 million. On December 16, 2022, the Compensation Committee determined that the awards would be settled in shares from the 2021 Plan, thereby converting all the awards from cash-settled liability awards to equity awards. On the date of this conversion, the awards were revalued based on the Company’s share price, and the Company recognized a gain of $0.6 million in its consolidated statements of operations and comprehensive income (loss).
RSUs were issued to directors, officers and employees of TransGlobe in the ordinary course of business prior to the TransGlobe Acquisition. Each RSU vests annually over a three-year period. On December 16, 2022, the Compensation Committee determined that the awards would be settled in shares from the 2020 Plan, thereby converting all the awards to equity awards instead of cash-settled liability awards.
RSU activity for the year ended December 31, 2024 is presented in the table below:

	Restricted Stock	Weighted Average Conversion Date Fair Value
	(in thousands)
Non-vested shares outstanding at January 1, 2024	223	$4.22
Awards granted	80	5.96
Awards vested	(102)	4.23
Awards forfeited	(27)	4.20
Non-vested shares outstanding at December 31, 2024	174	$5.01
The total fair value of vested RSU awards during 2024 was $0.6 million. The weighted average grant date fair value per share of RSU, which vested during 2024, was $4.23.
As of December 31, 2024, unrecognized compensation cost related to RSU’s totaled $1.3 million and is expected to be recognized over a weighted average period of 0.5 years.
During the year ended December 31, 2024, 30,189 shares were added to treasury as a result of tax withholding on the vesting of RSU’s.
PSUs are similar to RSUs except that they originally contained a performance factor affecting the vesting percentage. For the PSUs that remained outstanding following the effective time of the TransGlobe Acquisition, the applicable vesting percentage was determined by the TransGlobe board of directors to be 200% for PSUs granted in 2021 and 2022; and 64.4% for PSUs granted in 2023. All PSUs granted vest on the third anniversary of their grant date. On December 16, 2022, the Compensation Committee determined that the awards would be settled in shares from the 2020 Plan, thereby converting all the awards to equity awards instead of cash-settled liability awards.

PSU activity for the year ended December 31, 2024 is presented in the table below:

	Restricted Stock	Weighted Average Conversion Date Fair Value
	(in thousands)
Non-vested shares outstanding at January 1, 2024	121	$4.27
Awards granted	—	—
Awards vested	(103)	4.27
Awards forfeited	(9)	4.27
Non-vested shares outstanding at December 31, 2024	9	$4.27

As of December 31, 2024, unrecognized compensation cost related to PSU’s totaled $0.00 million.
During the year ended December 31, 2024, 19,742 shares were added to treasury as a result of tax withholding on the vesting of PSU’s.
DSUs are similar to RSUs, except that they become fully vested on the date of grant and are only issued to directors of the Company. Distributions under the DSU plan do not occur until the retirement of the DSU holder from the Company's Board of Directors. On December 16, 2022, the Compensation Committee determined that the awards would be settled in shares from the 2020 Plan, thereby converting all the awards to equity awards instead of cash-settled liability awards. At December 31, 2024, there are approximately 101,313 DSUs outstanding, which are vested but not converted.
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
During the years ended December 31, 2024 and 2023, the Company did not grant SARs to employees or directors. SAR activity for the year ended December 31, 2024 is provided below:

	Number of Shares Underlying SARs	Weighted Average Exercise Price Per Share
	(in thousands)
Outstanding at January 1, 2024	76	$2.33
Exercised	(76)	2.33
Outstanding at December 31, 2024	—
The intrinsic value of a SAR is the amount that the current market value of the underlying stock exceeds the exercise price of the award. The intrinsic value of SARs exercised in 2024, 2023 and 2022 was $0.2 million, $0.4 million, and 0.8 million respectively.
SARs are considered liabilities under US GAAP and the awards are measured at fair value on the grant date and remeasured at fair value until the award is settled. On February 28, 2024, all remaining SAR awards were exercised.

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
18. RELATED PARTY TRANSACTIONS
VAALCO has entered into various agreements with related parties. The Company paid approximately $0.2 million to these related parties for each of the years ended December 31, 2024 and 2023, respectively. The amounts in both 2024 and 2023 were primarily for contract engineering services paid to an entity owned and controlled by a related party of an officer of the Company.
19. OTHER COMPREHENSIVE INCOME
At December 31, 2024, the Company’s accumulated other comprehensive loss was $5.0 million. All of the Company’s other comprehensive income (loss) arises from the currency translation of VAALCO Energy Canada, Inc. to USD.
The components of accumulated other comprehensive income (loss) are as follows:

Currency Translation Adjustments
(in thousands)
Balance at December 31, 2022	$1,179
Amounts reclassified from accumulated other comprehensive income (loss)	1,701
Balance at December 31, 2023	$2,880
Amounts reclassified from accumulated other comprehensive income (loss)	(7,842)
Balance at December 31, 2024	$(4,962)

20. SUBSEQUENT EVENTS
2025 RBL Facility
On March 4, 2025, the Company and certain of its subsidiaries, entered into the 2025 Facility Agreement with The Standard Bank of South Africa Limited, Isle of Man Branch, The Standard Bank of South Africa Limited, and the other financial institutions, providing for the 2025 RBL Facility.

The 2025 RBL Facility has aggregate commitments of $190.0 million as of March 4, 2025, with an initial borrowing base of $182.0 million. The Initial Total Commitments reduce semi-annually starting from September 30, 2026. The Borrowing base amount is calculated pursuant to the 2025 Facility Agreement and redetermined on March 31 and September 30 of each year beginning June 30, 2025 and other interim triggers set out in the 2025 Facility Agreement.

FPSO Acquisition
In February 2025, the Company, through the JOA Operator, completed the acquisition of the FPSO in Cote d'Ivoire for a total purchase price of $20.0 million, or approximately $5.5 million net cost to the Company.
Acquisition of Interest in CI-705 Block
In March 2025, the Company farmed into the CI-705 block offshore Côte d’Ivoire. The Company will become operator of the CI-705 block with a 70% working interest and a 100% paying interest though a commercial carry arrangement and is partnering with two other parties. The CI-705 block is located in the Tano basin, west of the Company's CI-40 Block, where the Baobab and Kossipo oil fields are located. Acquisition costs for this transaction is approximately over $3.0 million.
SUPPLEMENTAL INFORMATION ON CRUDE OIL, NATURAL GAS AND NGLs PRODUCING ACTIVITIES (UNAUDITED)
This supplemental information is presented in accordance with certain provisions of ASC Topic 932 – Extractive Activities- Oil and Natural Gas. The geographic areas reported are the U.S. (North America), which includes the producing properties in offshore Gabon and Cote d'Ivoire (Africa), and onshore in Egypt and Canada.
Costs Incurred for Acquisition, Exploration and Development Activities

Costs incurred during the year:	Gabon	Egypt	Canada	Cote d'Ivoire	Total
Year Ended December 31, 2024(1)	(in thousands)
Exploration costs - expensed	$—	$48	$—	$—	$48
Acquisition of properties	—	—	—	107,089	107,089
Development costs	22,579	11,364	25,828	44,435	104,205
Total	$22,579	$11,412	$25,828	$151,524	$211,342

	Gabon	Egypt	Canada	Total
Year Ended December 31, 2023	(in thousands)
Exploration costs - expensed	$51	$1,914	$—	$1,965
Acquisition of properties	—	—	—	—
Development costs	17,011	37,866	16,809	71,686
Total	$17,062	$39,780	$16,809	$73,651

	Gabon	Egypt	Canada	Total
Year Ended December 31, 2022(2)	(in thousands)
Exploration costs - capitalized	$47	$—	$—	$47
Exploration costs - expensed	258	—	—	258
Acquisition of properties	—	170,982	104,390	275,372
Development costs	162,328	7,515	2,187	172,030
Total	$162,633	$178,497	$106,577	$447,707
(1)For Cote d'Ivoire, all activity pertains to the period from April 30, 2024 to December 31, 2024 related to the Svenska Acquisition.
(2)For Egypt and Canada, all activity pertains to the period from October 14, 2022 to December 31, 2022 related to the TransGlobe Acquisition.

Capitalized Costs Relating to crude oil, natural gas and NGLs Producing Activities
Capitalized costs pertain to the producing activities in Gabon, Egypt, Cote d'Ivoire and Canada and to undeveloped leasehold in Gabon, Egypt, Cote d'Ivoire, Canada and Equatorial Guinea.

	As of December 31,
	2024	2023
Capitalized costs:	(in thousands)
Properties not being amortized	$155,825	$79,406
Properties being amortized	1,588,699	1,467,039
Total capitalized costs	$1,744,524	$1,546,445
Less accumulated depletion, amortization and impairment	(1,214,465)	(1,091,910)
Net capitalized costs	$530,059	$454,535
Results of Operations for crude oil, natural gas and NGLs Producing Activities

	Gabon	Egypt	Canada	Cote d'Ivoire	Total
Year Ended December 31, 2024(2)	(In thousands)
Revenues	$205,954	$145,966	$31,986	$95,082	$478,988
Production costs and other expense (1)	(62,234)	(50,770)	(11,301)	(38,017)	(162,322)
Depreciation, depletion, amortization	(50,679)	(33,458)	(19,309)	(38,771)	(142,217)
Exploration expenses	—	(48)	—	—	(48)
Other operating expense	(24)	—	102	—	78
Income tax benefit (expense)	(80,488)	(34,300)	—	(2,587)	(117,375)
Results from crude oil and natural gas producing activities	$12,529	$27,390	$1,478	$15,707	$57,104

	Gabon	Egypt	Canada	Total
Year Ended December 31, 2023	(In thousands)
Crude oil and natural gas sales	$260,346	$161,049	$33,671	$455,066
Production costs and other expense (1)	(94,615)	(54,779)	(9,463)	(158,857)
Depreciation, depletion, amortization	(62,622)	(35,095)	(17,398)	(115,115)
Exploration expenses	(51)	(1,914)	—	(1,965)
Other operating expense	(55)	(241)	729	433
Income tax benefit (expense)	(67,982)	(37,271)	—	(105,253)
Results from crude oil and natural gas producing activities	$35,021	$31,749	$7,539	$74,309

	Gabon	Egypt	Canada	Total
Year Ended December 31, 2022 (3)	(In thousands)
Crude oil and natural gas sales	$306,775	$37,710	$9,841	$354,326
Production costs and other expense (1)	(108,701)	(11,936)	(1,972)	(122,609)
Depreciation, depletion, amortization	(34,651)	(10,444)	(2,921)	(48,016)
Exploration expenses	(258)	—	—	(258)
Other operating expense	38	—	—	38
Credit (recovery) losses and other	(2,743)	—	—	(2,743)
Income tax benefit (expense)	(16,641)	(6,254)	—	(22,895)
Results from crude oil and natural gas producing activities	$143,819	$9,076	$4,948	$157,843
(1)Includes local general and administrative expenses but excludes corporate general and administrative expenses and allocated corporate overhead.
(2)For Cote d'Ivoire, all activity pertains to the period from April 30, 2024 to December 31, 2024 related to the Svenska Acquisition.
(3)For Egypt and Canada, all activity pertains to the period from October 14, 2022 to December 31, 2022 related to the TransGlobe Acquisition.

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

	Oil
Proved reserves:	Gabon (MBbls)	Egypt (MBbls)	Canada (MBbls)	Cote d'Ivoire (MBbls)	Total (MBbls)
Balance at January 1, 2022	11,218	—	—	—	11,218
Production	(2,971)	(547)	(72)	—	(3,590)
Purchase of reserves	—	9,124	3,679	—	12,803
Extensions and discoveries	—	—	—	—	—
Revisions of previous estimates	1,972	—	—	—	1,972
Balance at December 31, 2022	10,219	8,577	3,607	—	22,403
Production	(3,197)	(2,771)	(334)	—	(6,302)
Purchase of reserves	—	—	—	—	—
Extensions and discoveries	—	93	810	—	903
Revisions of previous estimates	2,042	4,693	(652)	—	6,083
Balance at December 31, 2023	9,064	10,592	3,431	—	23,087
Production	(2,783)	(2,585)	(348)	(1,054)	(6,770)
Purchase of reserves	—	—	—	15,288	15,288
Extensions and discoveries	—	—	(93)	—	(93)
Revisions of previous estimates	4,782	1,441	(225)	1,018	7,016
Balance at December 31, 2024	11,063	9,448	2,765	15,252	38,528

	Oil
	Gabon (MBbls)	Egypt (MBbls)	Canada (MBbls)	Cote d'Ivoire (MBbls)	Total (MBbls)
Year-end proved developed reserves:
2024	6,830	8,962	1,480	118	17,390
2023	8,053	10,141	1,309	—	19,503
2022	10,219	8,001	1,722	—	19,942
2021	7,227	—	—	—	7,227
Year-end proved undeveloped reserves:
2024	4,233	486	1,286	15,134	21,139
2023	1,011	451	2,122	—	3,584
2022	—	576	1,885	—	2,461
2021	3,991	—	—	—	3,991

	Natural Gas
Proved reserves:	Gabon (MMcf)	Egypt (MMcf)	Canada (MMcf)	Cote d'Ivoire (MMcf)	Total (MMcf)
Balance at December 31, 2022	—	—	16,539	—	16,539
Production	—	—	(1,528)	—	(1,528)
Purchase of reserves	—	—	—	—	—
Extensions and discoveries	—	—	3,219	—	3,219
Revisions of previous estimates	—	—	(1,298)	—	(1,298)
Balance at December 31, 2023	—	—	16,932	—	16,932
Production	—	—	(1,532)	(26)	(1,558)
Purchase of reserves	—	—	—	6,830	6,830
Extensions and discoveries	—	—	234	—	234
Revisions of previous estimates	—	—	446	(253)	193
Balance at December 31, 2024	—	—	16,080	6,551	22,631

	Natural Gas
	Gabon (MMcf)	Egypt (MMcf)	Canada (MMcf)	Cote d'Ivoire (MMcf)	Total (MMcf)
Year-end proved developed reserves:
2024	—	—	10,490	47	10,537
2023	—	—	9,011	—	9,011
2022	—	—	11,023	—	11,023
Year-end proved undeveloped reserves:
2024	—	—	5,590	6,504	12,094
2023	—	—	7,921	—	7,921
2022	—	—	5,516	—	5,516

	NGLs
Proved reserves:	Gabon (MBbls)	Egypt (MBbls)	Canada (MBbls)	Cote d'Ivoire (MBbls)	Total (MBbls)
Balance at December 31, 2022	—	—	2,797	—	2,797
Production	—	—	(270)	—	(270)
Purchase of reserves	—	—	—	—	—
Extensions and discoveries	—	—	505	—	505
Revisions of previous estimates	—	—	(295)	—	(295)
Balance at December 31, 2023	—	—	2,737	—	2,737
Production	—	—	(267)	—	(267)
Purchase of reserves	—	—	—	—	—
Extensions and discoveries	—	—	40	—	40
Revisions of previous estimates	—	—	170	—	170
Balance at December 31, 2024	—	—	2,680	—	2,680

	NGLs
	Gabon (MBbls)	Egypt (MBbls)	Canada (MBbls)	Cote d'Ivoire (MBbls)	Total (MBbls)
Year-end proved developed reserves:
2024	—	—	1,744	—	1,744
2023	—	—	1,449	—	1,449
2022	—	—	1,855	—	1,855
Year-end proved undeveloped reserves:
2024	—	—	936	—	936
2023	—	—	1,289	—	1,289
2022	—	—	942	—	942

	Total Reserves (1)
Proved reserves:	Gabon (MBoe)	Egypt (MBoe)	Canada (MBoe)	Cote d'Ivoire (MBoe)	Total (MBoe)
Balance at January 1, 2022	11,218	—	—	—	11,218
Production	(2,971)	(547)	(211)	—	(3,729)
Extensions and discoveries	—	—	—	—	—
Purchase of reserves	—	9,124	9,372	—	18,496
Revisions of previous estimates	1,972	—	—	—	1,972
Balance at December 31, 2022	10,219	8577	9161	—	27,957
Production	(3,197)	(2,771)	(859)	—	(6,827)
Extensions and discoveries	—	—	—	—	—
Purchase of reserves	—	93	1,852	—	1,945
Revisions of previous estimates	2,042	4,693	(1,163)	—	5,572
Balance at December 31, 2023	9,064	10,592	8,991	—	28,647
Production	(2,783)	(2,585)	(870)	(1,058)	(7,296)
Purchase of reserves	—	—	—	16,465	16,465
Extensions and discoveries	—	—	(14)	—	(14)
Revisions of previous estimates	4,782	1,441	19	974	7,216
Balance at December 31, 2024	11,063	9,448	8,126	16,381	45,018
(1) To convert Natural Gas to MBoe, MMcf is divided by 6 for Canada reserves, and MMcf is divided by 5.8 for Cote d'Ivoire reserves.

	Total Reserves (1)
	Gabon (MBoe)	Egypt (MBoe)	Canada (MBoe)	Cote d'Ivoire (MBoe)	Total (MBoe)
Year-end proved developed reserves:
2024	6,830	8,962	4,972	126	20,890
2023	8,053	10,141	4,260	—	22,454
2022	10,219	8,001	5,414	—	23,634
2021	7,227	—	—	—	7,227
Year-end proved undeveloped reserves:
2024	4,233	486	3,154	16,255	24,128
2023	1,011	451	4,731	—	6,193
2022	—	576	3,746	—	4,322
2021	3,991	—	—	—	3,991
(1) To convert Natural Gas to MBoe, MMcf is divided by 6 for Canada reserves, and MMcf is divided by 5.8 for Cote d'Ivoire reserves.
In 2024, operations in Gabon had 4.8 MMBoe of reserves added through positive revisions of previous estimates mainly due to performance and development activities. For Egypt, we had 1.4 MMBoe of reserves added through positive revisions of previous estimates primarily as a result of our workover programs. In 2024, we also added 16.5 MMBoe of reserves from our Svenska Acquisition.
In 2023, operations in Gabon had 2.0 MMBoe of reserves added through positive revisions of previous estimates. 2.8 MMBoes of the positive revisions were due to performance offset by 0.8 MMBoe of negative revisions through price. For Egypt at December 31, 2023, 4.7 MMBoe of reserves were added through positive revisions of previous estimates. 5.3 MMBoe of the positive revisions were due to performance offset by 0.6 MMBoe of negative revisions through price.
In 2022, operations in Gabon had 2.0 MMBoe of positive revision of reserves due to the 2021/2022 drilling campaign. 0.7 MMBoe of the positive revision was due to performance and the remaining 1.3 MMBoe of positive revisions was due to price.
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

In accordance with the guidelines of the SEC, the estimates of future net cash flow from the properties and the present value thereof are made using crude oil, natural gas and NGLs contract prices using a twelve month average of beginning of month prices and are held constant throughout the life of the properties except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. The future cash flows are also based on costs in existence at the dates of the projections, excluding Gabon royalties, and the interests of other Consortium members. Future production costs do not include overhead charges allowed under joint operating agreements or headquarters general and administrative overhead expenses. However, all future costs related to future property abandonment when the wells become uneconomic to produce are included in future development costs for purposes of calculating the standardized measure of discounted net cash flows. There were no discounted future net cash flows attributable to U.S. properties as of December 31, 2024, 2023 and 2022.

	International
(In thousands)	Gabon	Egypt	Canada	Cote d'Ivoire	Total
Year Ended December 31, 2024
Future cash inflows	$912,914	$782,814	$269,195	$1,423,441	$3,388,364
Future production costs	(470,775)	(370,085)	(123,367)	(446,645)	(1,410,872)
Future development costs (1)	(221,743)	(93,426)	(62,629)	(466,407)	(844,205)
Future income tax expense	(134,216)	(144,883)	—	(205,167)	(484,266)
Future net cash flows	86,180	174,420	83,199	305,222	649,021
Discount to present value at 10% annual rate	(13,169)	(39,281)	(36,092)	(181,079)	(269,621)
Standardized measure of discounted future net cash flows	$73,011	$135,139	$47,107	$124,143	$379,400
Year Ended December 31, 2023
Future cash inflows	$761,919	$828,418	$352,666	$—	$1,943,003
Future production costs	(410,425)	(383,957)	(129,317)	—	(923,699)
Future development costs (1)	(88,868)	(84,132)	(80,129)	—	(253,129)
Future income tax expense	(148,750)	(144,269)	—	—	(293,019)
Future net cash flows	113,876	216,060	143,220	—	473,156
Discount to present value at 10% annual rate	(6,052)	(54,313)	(70,857)	—	(131,222)
Standardized measure of discounted future net cash flows	$107,824	$161,747	$72,363	$—	$341,934
Year Ended December 31, 2022
Future cash inflows	$1,035,667	$729,236	$506,247	$—	$2,271,150
Future production costs	(450,639)	(273,260)	(135,082)	—	(858,981)
Future development costs (1)	(58,057)	(12,079)	(69,346)	—	(139,482)
Future income tax expense	(248,024)	(146,835)	—	—	(394,859)
Future net cash flows	278,947	297,062	301,819	—	877,828
Discount to present value at 10% annual rate	(34,520)	(70,174)	(148,669)	—	(253,363)
Standardized measure of discounted future net cash flows	$244,427	$226,888	$153,150	$—	$624,465
(1)Includes costs expected to be incurred to abandon the properties, where applicable.
International income taxes represent amounts payable to the Government of Gabon on Profit Oil as final payment of corporate income taxes, and domestic income taxes (including other expenses treated as taxes).

Changes in Standardized Measure of Discounted Future Net Cash Flows
The following table sets forth the changes in standardized measure of discounted future net cash flows as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Balance at beginning of period	$341,934	$624,465	$99,258
Sales of crude oil and natural gas, net of production costs	(316,667)	(296,209)	(233,421)
Net changes in prices and production costs	19,018	(210,703)	264,804
Extensions and discoveries	8,318	28,849	—
Revisions of previous quantity estimates	144,956	139,856	95,623
Purchases	175,849	—	415,385
Changes in estimated future development costs	(94,004)	(92,641)	(23,243)
Development costs incurred during the period	28,676	—	101,495
Accretion of discount	45,917	62,447	9,926
Net change of income taxes	21,053	77,757	(121,490)
Change in production rates (timing) and other	4,350	8,113	16,128
Balance at end of period	$379,400	$341,934	$624,465
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
For 2024 and 2023, the average of such prices for crude oil used for our reserve estimate were as follows:

	Year Ended December 31,
	2024	2023
	Crude Oil ($/Bbl)
Gabon	$81.08	$83.22
Egypt	$65.48	$64.59
Cote d'Ivoire	$79.70	$—
Canada	$69.12	$71.67

For 2024 and 2023, the adjusted average prices for our reserves associated with natural gas and NGLs were as follows:

	Year Ended December 31,
	2024	2023
Cote d'Ivoire
Natural Gas ($/Mcf)	$2.77	$—
Canada
Natural Gas ($/Mcf)	$0.95	$1.91
Canada
Ethane ($/Bbl)	$3.52	$5.20
Propane ($/Bbl)	$19.46	$20.18
Butane ($/Bbl)	$30.68	$36.69
Condensates ($/Bbl)	$69.59	$74.76
Production Sharing Contracts
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
The Etame PSC allows for exploitation period through the carve-out of development areas, which include all producing fields in the Etame Marin block as well as additional undeveloped areas where reserves may exist. The PSC Extension extends the term for each of the three exploitation areas in the Etame Marin block for a period of ten years with effect from September 17, 2018, the effective date of the PSC Extension. The PSC Extension also grants the Etame Consortium the right for two additional extension periods of five years each. This compares to the economic end date of reserves under the current reserve report evaluated by the independent reserve engineering firm of Netherland, Sewell & Associates, Inc.
The PSC for Block P in Equatorial Guinea entitles the Company to receive up to 70% of any future production after royalty deduction so long as there are amounts remaining in the Cost Account. Royalty rates are 10-16% depending on production rates. The Etame Consortium pays the government an allocation of the remaining Profit Oil production from the contract area ranging from 10% to 60% of the crude oil remaining after deducting the royalty and Cost Recovery. The percentage of Profit Oil paid to the government as tax is a function of cumulative production. In addition, Equatorial Guinea imposes a 25% income tax on net profits. The Block P PSC provides for a discovery to be reclassified into a development area with a term of 25 years. At December 31, 2024, the Company has no SEC proved reserves related to Block P in Equatorial Guinea.
Egypt production is based on Dated Brent prices, less a quality differential and is shared with the Egyptian government through PSCs. When the price of oil increases, it takes fewer barrels to recover costs (Cost Oil or cost recovery barrels) which are assigned 100% to the Company. The PSCs provide for cost recovery per quarter up to a maximum percentage of total production. Timing differences often exist between the Company's recognition of costs and their recovery as the

Company accounts for costs on an accrual basis, whereas cost recovery is determined on a cash basis. If the eligible cost recovery is less than the maximum defined cost recovery, the difference is defined as “excess”. In Egypt, depending on the PSCs, the Contractor's share of excess ranges between 5% and 15%. If the eligible cost recovery exceeds the maximum allowed percentage, the unclaimed cost recovery is carried forward to the next quarter. Typically maximum Cost Oil ranges from 25% to 40% in Egypt. The balance of the production after maximum cost recovery is shared with the government (Profit Oil). Depending on the contract, the Egyptian government receives 67% to 84% of the profit oil. Production sharing splits are set in each contract for the life of the contract.
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
The Company owns a 27.39% non-operated working interest in the deepwater producing Baobab field in Block CI-40, offshore Cote d’Ivoire in West Africa. Production generated from the Baobab field is shared under a PSC (the “Cote d'Ivoire PSC”). Under the Cote d'Ivoire PSC, the Company is entitled to a Cost Oil recovery percentage of up to 80% of total production. Profit Oil percentage ranges from 30% to 53% based on the range of daily total production. Cost Oil allows the Company to recover its capital and production costs and the costs carried by the Company on behalf of the government state oil company. Profit oil is allocated to the joint venture partners in accordance with their respective equity interests, after a portion has been allocated to the government of Cote d'Ivoire. In addition, under the terms of the Cote d'Ivoire PSC, the tax payments to the Ivorian Government are deemed satisfied by its share of the Profit Oil.