Form 10-Q
period 2025-03-31
VAALCO ENERGY INC /DE/
filed 2025-05-12
CIK 894627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐   No  ☒
As of May 6, 2025, there were outstanding 103,819,046 shares of common stock, $0.10 par value per share, of the registrant.

VAALCO ENERGY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

VAALCO ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	As of March 31, 2025	As of December 31, 2024
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$40,914	$82,650
Restricted cash	9,717	143
Receivables:
Trade, net of allowances for credit loss and other of $0.2 million and $0.2 million, respectively	120,252	94,778
Accounts with joint venture owners, net of allowance for credit losses of $1.8 million and $1.5 million, respectively	2,847	179
Egypt receivables and other	3,235	35,763
Crude oil inventory	7,990	9,441
Prepayments and other	15,883	14,973
Total current assets	200,838	237,927
Crude oil, natural gas and NGLs properties and equipment, net	562,926	538,103
Other noncurrent assets:
Restricted cash	—	8,665
Value added tax and other receivables, net of allowances for credit loss and other of $0.5 million and $0.8 million, respectively	5,379	10,094
Right of use operating lease assets	16,303	17,254
Right of use finance lease assets	78,862	79,849
Deferred tax assets	48,364	55,581
Abandonment funding	6,268	6,268
Other long-term assets	8,163	1,209
Total assets	$927,103	$954,950
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,793	$11,756
Accounts with joint venture owners	2,462	3,324
Accrued liabilities and other	115,017	107,710
Operating lease liabilities - current portion	3,724	3,512
Finance lease liabilities - current portion	13,526	13,383
Foreign income taxes payable	24,153	42,043
Total current liabilities	177,675	181,728
Asset retirement obligations	81,053	78,592
Operating lease liabilities - net of current portion	12,915	13,903
Finance lease liabilities - net of current portion	66,198	67,377
Deferred tax liabilities	85,168	93,904
Other long-term liabilities	—	17,863
Total liabilities	423,009	453,367
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, $25 par value; 500,000 shares authorized, none issued	—	—
Common stock,$0.10 par value; 160,000,000 shares authorized, 122,419,929 and 122,304,124 shares issued, 103,819,046 and 103,743,163 shares outstanding, respectively	12,242	12,230
Additional paid-in capital	363,955	362,578
Accumulated other comprehensive income (loss)	(4,845)	(4,962)
Less treasury stock, 18,600,883 and 18,560,931 shares, respectively, at cost	(78,179)	(78,024)
Retained earnings	210,921	209,761
Total shareholders' equity	504,094	501,583
Total liabilities and shareholders' equity	$927,103	$954,950
See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2025	2024
	(in thousands, except per share amounts)
Revenues:
Crude oil, natural gas and natural gas liquids sales	$110,329	$100,155
Operating costs and expenses:
Production expense	44,806	32,089
Exploration expense	—	48
Depreciation, depletion and amortization	30,305	25,824
General and administrative expense	9,051	8,023
Credit (recovery) losses and other	(27)	1,812
Total operating costs and expenses	84,135	67,796
Other operating expense, net	—	(166)
Operating income	26,194	32,193
Other income (expense):
Derivative instruments loss, net	(74)	(847)
Interest expense, net	(1,295)	(935)
Other expense, net	(1,012)	(487)
Total other income (expense), net	(2,381)	(2,269)
Income before income taxes	23,813	29,924
Income tax expense	16,083	22,238
Net income	$7,730	$7,686
Other comprehensive income (loss)
Currency translation adjustments	117	(2,454)
Comprehensive income	$7,847	$5,232

Basic net income per share:
Net income per share	$0.07	$0.07
Basic weighted average shares outstanding	103,758	103,659
Diluted net income per share:
Net income per share	$0.07	$0.07
Diluted weighted average shares outstanding	103,785	104,541
See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Common Shares Issued	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total
	(in thousands)
Balance at January 1, 2025	122,304	(18,561)	$12,230	$362,578	$(4,962)	$(78,024)	$209,761	$501,583
Shares issued - stock-based compensation	116	—	12	(12)	—	—	—	—
Stock-based compensation expense	—	—	—	1,389	—	—	—	1,389
Treasury stock	—	(40)	—	—	—	(155)	—	(155)
Dividend distributions	—	—	—	—	—	—	(6,570)	(6,570)
Other comprehensive loss	—	—	—	—	117	—	—	117
Net income	—	—	—	—	—	—	7,730	7,730
Balance at March 31, 2025	122,420	(18,601)	$12,242	$363,955	$(4,845)	$(78,179)	$210,921	$504,094

See notes to unaudited condensed consolidated financial statements.

	Common Shares Issued	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total
	(in thousands)
Balance at January 1, 2024	121,398	(17,051)	$12,140	$357,498	$2,880	$(71,222)	$177,486	$478,782
Shares issued - stock-based compensation	543	—	54	393	—	—	—	447
Stock-based compensation expense	—	—	—	936	—	—	—	936
Treasury stock	—	(1,434)	—	—	—	(6,344)	—	(6,344)
Dividend distributions	—	—	—	—	—	—	(6,463)	(6,463)
Other comprehensive loss	—	—	—	—	(2,454)	—	—	(2,454)
Net income	—	—	—	—	—	—	7,686	7,686
Balance at March 31, 2024	121,941	(18,485)	$12,194	$358,827	$426	$(77,566)	$178,709	$472,590
See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2025	2024
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,730	$7,686
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	30,305	25,824
Amortization of deferred financing costs	146	—
Deferred tax benefit	(1,519)	(3,441)
Unrealized foreign exchange loss	1,673	(102)
Stock-based compensation expense	1,475	898
Cash settlements paid on exercised stock appreciation rights	—	(154)
Derivative instruments loss, net	74	847
Cash settlements paid on matured derivative contracts, net	123	(24)
Cash settlements paid on asset retirement obligations	—	(29)
Credit losses and other	(27)	1,812
Other operating loss, net	—	166
Equipment and other expensed in operations	972	302
Change in operating assets and liabilities:
Trade receivables, net	(34,671)	(9)
Accounts with joint venture owners, net	(2,234)	(683)
Egypt receivables and other, net	32,230	1,346
Crude oil inventory	1,451	(438)
Prepayments and other	(769)	(2,278)
Value added tax and other receivables	5,310	(2,734)
Other long-term assets	—	(1,017)
Accounts payable	7,219	(5,984)
Foreign income taxes receivable/(payable)	(18,035)	18,912
Accrued liabilities and other	1,253	(19,068)
Net cash provided by (used in) operating activities	32,706	21,832
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(58,527)	(16,618)
Acquisition of oil and gas properties	(247)	—
Net cash provided by (used in) investing activities	(58,774)	(16,618)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuances of common stock	—	447
Dividend distribution	(6,570)	(6,463)
Payments for treasury shares	(155)	(6,344)
Deferred financing costs paid	(5,118)	—
Payments of finance lease	(2,943)	(2,095)
Net cash provided by (used in) in financing activities	(14,786)	(14,455)
Effects of exchange rate changes on cash	27	(208)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(40,827)	(9,449)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	97,726	129,178
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$56,899	$119,729
See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTAL DISCLOSURES (Unaudited)

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Supplemental disclosure of cash flow information:
Income taxes paid in-kind with crude oil	$30,284	$—
Interest paid, net of amounts capitalized	$1,398	$1,409
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment additions incurred but not paid at end of period	$6,366	$19,226
Recognition of right-of-use finance lease assets and liabilities	$2,372	$—
Asset retirement obligation revisions	$126	$—
See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION AND ACCOUNTING POLICIES

Vaalco Energy, Inc. (together with its consolidated subsidiaries “we”, “us”, “our”, “Vaalco” or the “Company”) is a Houston, Texas-based independent energy company engaged in the acquisition, exploration, development and production of crude oil, natural gas and natural gas liquids (“NGLs”) properties. We have a diversified African-focused asset portfolio in Gabon, Egypt, Côte d'Ivoire, Nigeria and Equatorial Guinea, as well as producing properties in Canada.
These unaudited condensed consolidated financial statements (“Financial Statements”) reflect the opinion of management and all adjustments necessary for a fair presentation of results for the interim periods presented. All adjustments are of a normal recurring nature unless disclosed otherwise. Interim period results are not necessarily indicative of results expected for the full year.
These Financial Statements have been prepared in accordance with rules of the Securities and Exchange Commission (“SEC”) and do not include all the information and disclosures required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. They should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which includes a summary of the significant accounting policies.
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
The following table provides an analysis of the change of the aggregate credit loss allowance and other allowances.

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Balance at beginning of period	$(2,554)	$(6,029)
Credit losses and other	(311)	(1,812)
Credit recoveries and other	338	—
Foreign currency gain	—	12
Balance at end of period	$(2,527)	$(7,829)

Fair value of financial instruments

		As of March 31, 2025
	Balance Sheet Line	Level 1	Level 2	Level 3	Total
		(in thousands)
Liabilities
Derivative liability	Accrued liabilities and other	$—	$96	$—	$96
		$—	$96	$—	$96

		As of December 31, 2024
	Balance Sheet Line	Level 1	Level 2	Level 3	Total
		(in thousands)
Assets
Derivative asset	Prepayments and other	$—	$119	$—	$119
Derivative asset, noncurrent	Other long term assets	$—	$1,209	$—	$1,209
		$—	$1,328	$—	$1,328
Liabilities
Derivative liability	Accrued liabilities and other	$—	$17	$—	$17
		$—	$17	$—	$17
2. NEW ACCOUNTING STANDARDS
Adopted

In August 2023, the Financial Accounting Standards Board (“FASB”) issued new guidance to provide specific guidance on how a joint venture, upon formation, should recognize and initially measure assets contributed to and liabilities assumed by such joint venture. The rules became effective prospectively for all joint venture formations occurring on or after January 1, 2025. The Company did not enter into new joint ventures during the three months ended March 31, 2025 and therefore, the adoption of this standard had no impact on the Company’s consolidated financial statements.

Not Yet Adopted
In December 2023, FASB issued new guidance to improve income tax disclosures to provide information to assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The rules became effective for annual periods beginning after December 15, 2024. The standard modifies required income tax disclosures. The Company continues to evaluate the impact of adopting this guidance on the consolidated financial statements and processes.

In November 2024, the FASB issued ASU 2024-03, Accounting Standards Update 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses to improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU to our notes to the consolidated financial statements and processes.
3. ACQUISITIONS

Acquisition of Interest in CI-705 Block
In March 2025, the Company farmed into the CI-705 block offshore Côte d’Ivoire. The Company is the operator of the CI-705 block with a 70% working interest and a 100% paying interest through a commercial carry arrangement and is partnering with two other parties. The CI-705 block is located in the Tano basin, west of the Company's CI-40 Block, where the Baobab and Kossipo oil fields are located. The total amount of acquisition costs for this transaction is approximately $3.0 million.

FPSO Acquisition
In February 2025, the Company, through the joint operating agreement operator, completed the acquisition of the Baobab floating, production, storage and offloading vessel (the “Baobab FPSO”) in Côte d'Ivoire for a total purchase price of $20.0 million, or approximately $5.5 million net cost to the Company.

Svenska Acquisition

On April 30, 2024, the Company completed the acquisition of all of the issued shares in the capital of Svenska Petroleum Exploration Aktiebolag, a company incorporated in Sweden (“Svenska”) for a net adjusted purchase price of $40.2 million (the “Svenska Acquisition”). The Purchase Price was funded with $40.2 million of Vaalco’s cash-on-hand. Cash acquired in the business combination included $31.8 million of cash and cash equivalents as well as restricted cash of $8.8 million which nets to $0.4 million cash received on the business combination within the purchase price allocation.

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

All assets and liabilities associated with Svenska’s interest in the producing Baobab field as well as the non-producing discovery located offshore of Nigeria, including crude oil and natural gas properties, asset retirement obligations and working capital items, were recorded at their estimated fair value. The crude oil and natural gas properties and asset retirement obligations were valued using an income approach, which are considered Level 3 fair value estimates. The Company used estimated future crude oil prices as of the closing date, April 30, 2024, to apply to the estimated reserve quantities acquired and market participant assumptions to the estimated future operating and development costs to arrive at the estimates of future net revenues. The future net revenues were discounted using the Company’s weighted average cost of capital to determine the fair value at closing. The valuations to derive the purchase price included the use of both proved and unproved categories of reserves, expectations for timing and amount of future development and operating costs, projections of future rates of production, and risk adjusted discount rates. Other estimates were used by the Company to determine the fair value of certain assets and liabilities. The purchase price allocation was finalized in the fourth quarter of 2024. As a result of comparing the purchase price to the fair value of the assets acquired and liabilities assumed, an initial $19.9 million bargain purchase gain was recognized as of the close date. The bargain purchase gain is primarily attributable to a stronger forward pricing curve for oil and gas reserves on the date of the closing of the acquisition than was used for the purposes of the negotiations of the purchase price paid for Svenska.
In 2024, the Company made adjustments to the amounts assigned to the net assets acquired based on new information obtained about facts and circumstances that existed as of the Svenska Acquisition date. As a result, the bargain purchase gain was reduced by $6.4 million.

The unaudited pro forma results presented below have been prepared to give effect to the Svenska Acquisition discussed above on the Company’s results of operations for the three months ended March 31, 2024, as if the acquisition had been consummated on January 1, 2024. The unaudited pro forma results do not purport to represent what the Company’s actual results of operations would have been if the Svenska Acquisition had been completed on such date or to project the Company’s results of operations for any future date or period.

Three Months Ended March 31,
2024

(in thousands)
Pro forma (unaudited)
Crude oil, natural gas and natural gas liquids sales	$131,680
Operating income	$45,425
Net income	$13,822

Basic net income per share:
Net income	$13,822
Net income per share	$0.13
Basic weighted average shares outstanding	103,659
Diluted net income per share:
Net income	$13,822
Net income per share	$0.13
Diluted weighted average shares outstanding	104,541

4. SEGMENT INFORMATION

The Company’s operations are based in Gabon, Egypt, Côte d'Ivoire, Canada, Nigeria and Equatorial Guinea. Each of the reportable operating segments are organized and managed based upon geographic location. The Company’s Chief Executive Officer, who is the chief operating decision maker (“CODM”) evaluates segment performance based on the operation of each geographic segment separately primarily based on Operating income (loss) and allocates financial and capital resources for each segment predominantly in the annual budget and forecasting process. The CODM also considers budget-to-actual variances on a quarterly basis for the performance measure when making decisions about allocating capital and personnel to the segments.

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

Segment activity of continuing operations for the three months ended March 31, 2025 and 2024, as well as long-lived assets and segment assets at March 31, 2025 and December 31, 2024 are as follows:

	Three Months Ended March 31, 2025
(in thousands)	Gabon	Egypt	Canada	Equatorial Guinea	Côte d'Ivoire	Corporate and Other	Total
Revenues:
Crude oil, natural gas and natural gas liquids sales	$52,187	$33,920	$6,180	$—	$18,042	$—	$110,329
Operating costs and expenses:
Production expense	24,323	12,001	2,123	300	6,059	—	44,806
Depreciation, depletion and amortization	11,421	8,051	3,390	—	7,420	23	30,305
General and administrative expense	245	41	(8)	64	626	8,083	9,051
Credit (recovery) losses and other	(338)	—	—	311	—	—	(27)
Total operating costs and expenses	35,651	20,093	5,505	675	14,105	8,106	84,135
Operating income (loss)	16,536	13,827	675	(675)	3,937	(8,106)	26,194
Other income (expense):
Derivative instruments gain (loss), net	—	—	—	—	—	(74)	(74)
Interest (expense) income, net	(1,036)	(244)	—	—	108	(123)	(1,295)
Other income (expense), net	(632)	4	(32)	(4)	(177)	(171)	(1,012)
Total other income (expense), net	(1,668)	(240)	(32)	(4)	(69)	(368)	(2,381)
Income (loss) before income taxes	14,868	13,587	643	(679)	3,868	(8,474)	23,813
Income tax (benefit) expense	8,888	5,187	—	—	(4,095)	6,103	16,083
Net income (loss)	$5,980	$8,400	$643	$(679)	$7,963	$(14,577)	$7,730
Consolidated capital expenditures	$7,106	$6,247	$1,307	$253	$36,420	$(19)	$51,314

	Three Months Ended March 31, 2024
(in thousands)	Gabon	Egypt	Canada	Equatorial Guinea	Corporate and Other	Total
Revenues:
Crude oil, natural gas and natural gas liquids sales	$57,504	$36,961	$5,690	$—	$—	$100,155
Operating costs and expenses:
Production expense	16,713	12,751	2,379	245	1	32,089
Exploration expense	—	48	—	—	—	48
Depreciation, depletion and amortization	13,451	8,336	3,897	—	140	25,824
General and administrative expense	634	169	12	78	7,130	8,023
Credit (recovery) losses and other	20	1,634	—	158	—	1,812
Total operating costs and expenses	30,818	22,938	6,288	481	7,271	67,796
Other operating income (expense), net	(166)	—	—	—	—	(166)
Operating income (loss)	26,520	14,023	(598)	(481)	(7,271)	32,193
Other income (expense):
Derivative instruments gain (loss), net	—	—	—	—	(847)	(847)
Interest (expense) income, net	(1,317)	(410)	24	—	768	(935)
Other income (expense), net	(94)	—	—	(1)	(392)	(487)
Total other income (expense), net	(1,411)	(410)	24	(1)	(471)	(2,269)
Income (loss) before income taxes	25,109	13,613	(574)	(482)	(7,742)	29,924
Income tax (benefit) expense	16,293	7,033	—	—	(1,088)	22,238
Net income (loss)	$8,816	$6,580	$(574)	$(482)	$(6,654)	$7,686
Consolidated capital expenditures	$6,287	$4,328	$12,559	$—	$848	$24,022

(in thousands)	Gabon	Egypt	Canada	Equatorial Guinea	Côte d'Ivoire	Corporate and Other	Total
Long-lived assets:
As of March 31, 2025	$151,836	$147,325	$103,049	$10,894	$144,754	$5,068	$562,926
As of December 31, 2024	$153,576	$149,129	$104,891	$10,641	$114,756	$5,110	$538,103

(in thousands)	Gabon	Egypt	Canada	Equatorial Guinea	Côte d'Ivoire	Corporate and Other	Total
Total assets:
As of March 31, 2025	$300,699	$269,503	$109,582	$12,840	$179,661	$54,818	$927,103
As of December 31, 2024	$300,568	$269,905	$113,310	$12,331	$187,264	$71,572	$954,950

5. EARNINGS PER SHARE
Basic earnings per share (“EPS”) is calculated using the average number of shares of common stock outstanding during each period. For the calculation of diluted shares, the Company assumes that restricted stock is outstanding on the date of vesting, and the Company assumes the issuance of shares from the exercise of stock options using the treasury stock method.
A reconciliation of reported net income to net income used in calculating EPS as well as a reconciliation from basic to diluted shares follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net income (numerator):
Net income	$7,730	$7,686
Income attributable to unvested shares	(98)	(15)
Numerator for basic	7,632	7,671
Loss attributable to unvested shares	—	15
Numerator for dilutive	$7,632	$7,686

Weighted average shares (denominator):
Basic weighted average shares outstanding	103,758	103,659
Effect of dilutive securities	27	882
Diluted weighted average shares outstanding	103,785	104,541
Stock options and unvested restricted stock grants excluded from dilutive calculation because they would be antidilutive	1,330	529
6. REVENUE
Production Sharing Contracts
Exploration and production activities of our assets in Gabon, Egypt, Côte d'Ivoire, and Equatorial Guinea are generally governed by PSCs.
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
Our share of royalties are paid out of the government's share of production. Additionally, the income tax to which the Contractor is subject to (“Profit Oil Tax”), is deemed to have been paid to the host government as part of the payment of Profit Oil or is captured in the entitled share of Profit Oil production paid in-kind to the host government, and therefore no additional tax burden is due. Under this arrangement taxation is based on a set percentage of average daily production volume.
Gabon

The following table presents revenues from contracts with customers as well as revenues associated with the obligations under the Etame PSC.

	Three Months Ended March 31,
	2025	2024
Revenues from customer contracts:	(in thousands)
Sales under the COSPA or COSMA(1)	$31,450	$64,788
Other items reported in revenue not associated with customer contracts:
Gabonese government share of Profit Oil taken in-kind	28,414	—
Carried interest recoupment	—	1,174
Royalties	(7,677)	(8,458)
Net revenues	$52,187	$57,504
(1) Crude oil sales and purchase agreements (“COSPAs”) or crude oil sales and marketing agreements (“COSMA or COSMAs”).
With respect to the government’s share of Profit Oil, the Etame PSC provides that corporate income tax is satisfied through the payment of Profit Oil. In the unaudited consolidated statements of operations and comprehensive income, the government’s share of revenues from Profit Oil is reported in revenues with a corresponding amount reflected in the current provision for income tax expense. Payments of the income tax expense are reported in the period that the government takes its Profit Oil in-kind, which is the period in which it lifts the crude oil. As of March 31, 2025 and December 31, 2024, the Company had $20.8 million and $37.5 million, respectively, of foreign income tax payable, respectively.
Egypt
The following table presents revenues in Egypt from contracts with customers:

	Three Month Ended March 31,
	2025	2024
Revenues from customer contracts:	(in thousands)
Gross sales	$57,656	$63,192
Royalties	(23,587)	(26,120)
Selling costs	(149)	(111)
Net revenues	$33,920	$36,961

Canada
The following table presents revenues in Canada from contracts with customers:

	Three Month Ended March 31,
	2025	2024
Revenues from customer contracts:	(in thousands)
Oil revenue	$5,325	$4,153
Gas revenue	636	820
NGL revenue	1,759	1,976
Other revenue	49	—
Royalties	(1,357)	(1,117)
Selling costs	(232)	(143)
Net revenues	$6,180	$5,689
Côte d'Ivoire
Revenues from contracts with customers are generated from sales in Côte d'Ivoire pursuant to crude oil sales and purchase agreements and revenues are recognized when a lifting is completed.
The following table presents revenues in Cote d'Ivoire from contracts with customers:

Three Months Ended March 31,
2025
Revenues from customer contracts:	(in thousands)
Sales under the sales and purchase agreements	$16,173
Other item reported in revenue not associated with customer contracts:
Cote d'Ivoire government share of Profit Oil taken in-kind	1,869
Net revenues	$18,042
Similar to Gabon, the government’s share of Profit Oil attributable to the Company’s equity interest is reported in revenues with a corresponding amount reflected in the current provision for income tax expense. In addition, under the terms of the Côte d'Ivoire PSC, the tax payments to the Ivorian Government are deemed satisfied by its share of the Profit Oil. Payments of the income tax expense are reported in the period that the government takes its Profit Oil in-kind, which is the period in which it lifts the crude oil. As of March 31, 2025 and December 31, 2024, the Company had $0.4 million and $1.7 million of foreign income tax payable.
Information about the Company’s most significant customers
For the three months ended March 31, 2025 and 2024, our revenue concentration by major customers are shown on the table below.

	Three Months Ended March 31,
	2025	2024
Gabon	100%	100%
Egypt	100%	100%
Côte d'Ivoire	100%	—%
Canada	52%, 23% and 18%	40%, 30% and 19%

7. CRUDE OIL, NATURAL GAS AND NGLs PROPERTIES AND EQUIPMENT, NET
The Company’s crude oil, natural gas and NGLs properties and equipment is comprised of the following:

	As of March 31, 2025	As of December 31, 2024
	(in thousands)
Crude oil, natural gas and NGLs properties and equipment, net
Wells, platforms and other production facilities	$1,629,464	$1,593,243
Work-in-progress	47,241	44,517
Unproved properties	61,273	60,761
Capitalized equipment, spare parts and other	87,913	75,581
	1,825,891	1,774,102
Accumulated depreciation, depletion, amortization and impairment	(1,262,965)	(1,235,999)
Crude oil, natural gas and NGLs properties and equipment, net	$562,926	$538,103
8. DERIVATIVES AND FAIR VALUE
The Company uses derivative financial instruments from time to time to achieve a more predictable cash flow from crude oil and gas production by reducing the Company’s exposure to price fluctuations. See table below for the list of outstanding contracts as of March 31, 2025:

Settlement Period	Type of Contract	Index	Average Monthly Volumes	Weighted Average Put Price	Weighted Average Call Price
			(Bbls)	(per Bbl)	(per Bbl)
April 2025 - June 2025	Collars	Dated Brent	70,000	$65.00	$81.00
July 2025 - September 2025	Collars	Dated Brent	60,000	$65.00	$80.00

The following table sets forth the gain (loss) on derivative instruments on the Company’s unaudited condensed consolidated statements of operations and comprehensive income:

		Three Months Ended March 31,
Derivative Item	Statements of Operations Line	2025	2024
		(in thousands)
Commodity derivatives	Cash settlements paid on matured derivative contracts, net	$123	$(24)
	Unrealized loss	(197)	(823)
	Derivative instruments loss, net	$(74)	$(847)

9. CURRENT ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other balances were comprised of the following:

	As of March 31, 2025	As of December 31, 2024
	(in thousands)
Accrued accounts payable invoices	$42,324	$48,913
State oil liability	18,712	19,616
Accrued capital expenditures	15,809	8,923
Accrued tax settlement liability	9,534	—
Egypt modernization payable	9,373	9,933
Gabon contractual obligations	8,136	6,977
Accrued wages and other compensation	2,537	4,956
Seismic data	2,455	2,455
Asset retirement obligation, current portion	346	1,174
Other	5,791	4,763
Total accrued liabilities and other	$115,017	$107,710
10. COMMITMENTS AND CONTINGENCIES
Abandonment funding
Under the terms of the Etame PSC, the Company has a cash funding arrangement for the eventual abandonment of all offshore wells, platforms and facilities on the Etame Marin block. At March 31, 2025, $10.7 million ($6.3 million, net to Vaalco) of the abandonment fund has been funded on an undiscounted basis. The annual payments will be adjusted based on revisions in the abandonment estimate. This cash funding is reflected under “Other noncurrent assets” in the “Abandonment funding” line item of the unaudited condensed consolidated balance sheets. Future changes to the anticipated abandonment cost estimate could change the asset retirement obligation and the amount of future abandonment funding payments.
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
Merged Concession Agreement
The Company is a party to the Merged Concession Agreement with the Egyptian General Petroleum Corporation (“EGPC”). In accordance with the Merged Concession Agreement, the Company is required to make a $10.0 million annual modernization payment to EGPC each year through February 1, 2026. The $10.0 million modernization payment due February 1, 2025 was offset against receivables owed to the Company from EGPC. On the unaudited condensed consolidated balance sheet as of March 31, 2025, the remaining modernization payment liability of $9.4 million was recorded in the line item “Accrued liabilities and other.”
The Company also has minimum financial work commitments of $50 million per each five-year period of the primary development term, commencing on February 1, 2020 for a total of $150 million over the 15-year license contract term. Through March 31, 2025, the Company's financial work commitments have exceeded the five-year minimum $50 million threshold and any excess carries forward to offset against subsequent five-year commitments.

In addition, as of February 1, 2020 (the “Merged Concession Effective Date”), an effective date adjustment was owed to the Company for the difference in the historic commercial terms and the revised commercial terms applied against the production since the Merged Concession Effective Date (the “Effective Date Adjustment”). The Company recognized a receivable in connection with the Effective Date Adjustment of $67.5 million as of October 2022, based on historical realized prices (the “Backdated Receivable”). During the three months ended March 31, 2025, the Company received additional payments or provided offsets against the remaining balance of the Backdated Receivable.
11. DEBT
As of March 31, 2025 and December 31, 2024, the Company had no outstanding borrowings. In addition, as of March 31, 2025 and December 31, 2024, we were in compliance with all of our debt covenants.
2025 RBL Facility

On March 4, 2025, the Company and certain of its subsidiaries, entered into a reserves based facility agreement (the “2025 Facility Agreement”) providing for a senior secured reserve-based revolving credit facility (the “2025 RBL Facility”) with The Standard Bank of South Africa Limited (acting through its Corporate and Investment Banking Division) as agent and security agent, The Standard Bank of South Africa Limited, Isle of Man Branch and the other financial institutions named in the 2025 Facility Agreement (the “Lenders”), providing for the 2025 RBL Facility.

The 2025 RBL Facility has aggregate commitments of $190.0 million (the “Initial Total Commitments”) as of March 4, 2025, with an initial borrowing base of $182.0 million. The Initial Total Commitments reduce semi-annually by $19.0 million starting from September 30, 2026. The borrowing base amount is calculated pursuant to the 2025 Facility Agreement and redetermined on March 31 and September 30 of each year beginning June 30, 2025 and in certain circumstances, other interim triggers set out in the 2025 Facility Agreement. As of March 31, 2025, we had $190.0 million of aggregate commitments and $182.0 million of available borrowing capacity under the 2025 RBL Facility. The Company may, at any time prior to the date falling 30 months from the date of the 2025 Facility Agreement and subject to the conditions and process set out in the 2025 Facility Agreement give notice to the agent to increase the Initial Total Commitment by a maximum amount of $110.0 million.
Each loan under the 2025 RBL Facility will bear interest at a rate equal to Term Secured Overnight Financing Rate (“SOFR”) plus the applicable margin (the “Applicable Margin”) of (i) 6.50%, from the date of the 2025 Facility Agreement until the date on which the renovation and repair of the floating production storage and offloading tanker facility named Baobab Ivorian MV10 FPSO for use in connection with the development of the Baobab field (the “Baobab FPSO Renovation”) meets certain completion tests defined in the 2025 Facility Agreement and (ii) thereafter, 6.00% until the Final Maturity Date (defined below). We shall pay the accrued interest on the last day of each applicable interest period, which interest period may be, at our option, one, three or six months or such other period as agreed between us and the Lenders.
The 2025 RBL Facility will mature on the earlier of (i) March 4, 2031, which is the sixth anniversary of the date of the 2025 Facility Agreement and (ii) the Reserve Tail Date (the “Final Maturity Date”). The Reserve Tail Date is the last day of the calculation period immediately preceding the first calculation period in which the aggregate remaining reserves for all of the borrowing base assets are projected in the then current banking case to be less than 25% of the initial approved reserves.
The 2025 RBL Facility is secured against certain assets of the Company and the other obligors under the 2025 Facility Agreement. The security package includes security over the shares in the obligors (other than in the Company), hedging agreements, intercompany loans, insurances, offtake agreements relating to the borrowing base assets and project accounts.

The 2025 Facility Agreement contains certain financial covenants, including that, beginning on June 30, 2025 and then as of each March 31 and September 30 until the Final Maturity Date, the ratio of Total Net Indebtedness to EBITDAX (each defined in the 2025 Facility Agreement) for the trailing 12 months shall not exceed 3.0x. Additionally, following the Baobab FPSO renovation completion date, the debt service cover ratio for the trailing 12 months commencing on the day immediately following each March 31 and September 30 (and any interim redetermination date) until the Final Maturity Date shall be at least 1.2:1. The Company also provides a liquidity forecast for the Vaalco Energy Group which shall demonstrate that the total corporate sources equal or exceed the total corporate uses. The liquidity forecast is delivered quarterly during the Baobab FPSO renovation period and otherwise on each redetermination of the banking case and any proposed distribution.

The Company is required to pay a quarterly commitment fee equal to (i) 35% per annum of the Applicable Margin on the daily amount of the difference (if any) by which the borrowing base amount exceeds the then outstanding amount of loans, plus (ii) 20% per annum of the Applicable Margin on the daily amount by which the then total commitments exceeds the higher of the total outstanding amount of loans and the borrowing base amount. The Company is also required to pay customary technical and modelling bank fees, agency fees and security agent fees. The 2025 Facility Agreement also contains customary information covenants as well as affirmative and negative covenants subject to customary threshold and materiality which include, among others, compliance with laws (including environmental laws, sanctions and anti-corruption laws), delivery of quarterly and annual financial statements and compliance certificates, no change of business, no merger and maintenance of corporate existence, field preservations and related contracts relating to the borrowing base assets, maintenance of insurance, entry into certain derivatives contracts which are regulated by the 2025 Facility Agreement and the hedging policy, restrictions on the incurrence of liens, indebtedness, asset dispositions, acquisitions, restricted payments, entry into offtake agreements and other customary covenants. If the aggregate borrowings exceeds 35% of the lower of (a) the available total commitments and (b) the applicable borrowing base amount, we are also required to enter into commodity price hedge positions covering certain volumes of anticipated future production set out in the banking case. There are other covenants that make the Company’s ability to pay dividends and to enter into certain acquisitions and disposition transactions subject to certain conditions. These covenants are subject to a number of limitations and exceptions.

Additionally, the 2025 Facility Agreement contains customary events of default, including non-payment and borrowing base deficiency, funding shortfall subject to certain liquidity cure rights, breach of financial covenants, misrepresentation, insolvency, changes in ownership or business, litigation, cross default, expropriation of any borrowing base assets, political events, cessation of production and the occurrence of a material adverse effect. The 2025 Facility Agreement also contains events of default related to the failure to complete the Baobab FPSO Renovation by the Baobab FPSO renovation long stop date determined in the 2025 Facility Agreement and the failure to renew any field license on substantially the same terms three months before the expiration of such field license and if a change of operator occurs. The events of default contains thresholds and remedy periods customary for credit facilities of this nature. If the obligors do not comply with the financial and other covenants relating to non-payment, sanctions, anti-corruption, loans and guarantee or tax in the 2025 Facility Agreement, the Lenders may require immediate payment of all amounts outstanding under the 2025 Facility Agreement and any outstanding unfunded commitments may be terminated. In addition, if any principal amount payable is not paid upon due date, interest shall accrue on the overdue amount from the due date up to the date of the actual payment at an additional interest rate of 2% per annum, and such interest shall be immediately payable on demand.
Glencore RBL Facility

On March 17, 2025, in connection with the execution of the 2025 Facility Agreement, Vaalco Gabon (Etame), Inc. voluntarily delivered a notice of cancellation to Glencore Energy UK Ltd. (“Glencore”), and its security agent, related to the senior secured reserve-based revolving credit facility agreement dated May 16, 2022, as amended and restated on October 3, 2023 (as amended, the “Glencore RBL Facility”).
On March 17, 2025, no amounts were drawn under the Glencore RBL Facility, which was terminated and liens associated therewith were released effective March 18, 2025.

12. INCOME TAXES
Vaalco and its domestic subsidiaries file a consolidated U.S. federal income tax return. Certain foreign subsidiaries also file tax returns in their respective local jurisdictions including Canada, Egypt, Equatorial Guinea, Gabon, Côte d'Ivoire and Nigeria.
The foreign taxes payable are attributable to Gabon and Côte d'Ivoire for the three months ended March 31, 2025, and to Gabon for the three months ended March 31, 2024.
The Company’s effective tax rate for the three months ended March 31, 2025, and 2024, excluding the impact of discrete items, was 62.58% and 61.05%, respectively. For the three months ended March 31, 2025, and 2024, the Company’s overall effective tax rate was primarily impacted by tax rates in foreign jurisdictions higher than the US statutory rate and by non-deductible items associated with operations.

For the three months ended March 31, 2025, the income tax expense of $16.1 million includes a $0.7 million favorable oil price adjustment as a result of the change in value of the government of Gabon's allocation of Profit Oil between the time it was produced and the time it was taken in-kind. After excluding this impact, income taxes were $15.4 million for the period.

As of March 31, 2025, the Company had no material uncertain tax positions. The Company’s policy is to recognize potential interest and penalties related to unrecognized tax benefits as a component of income tax expense.
13. OTHER COMPREHENSIVE INCOME
The Company’s other comprehensive loss was $0.1 million for the three months ended March 31, 2025. The functional currency of our Canadian segment is the Canadian Dollar. All of the Company’s other comprehensive income arises from the currency translation of our Canadian segment to USD.
The components of accumulated other comprehensive income are as follows:

Currency Translation Adjustments
(in thousands)
Balance at December 31, 2024	$(4,962)
Amounts reclassified from accumulated other comprehensive income	117
Balance at March 31, 2025	$(4,845)

14. SUBSEQUENT EVENTS
In April 2025, the Company drew down $60.0 million under the 2025 RBL Facility. The borrowing accrues interest at a rate of 10.8% per annum which is based on the Term SOFR plus the applicable margin of 6.5% per annum. In addition, the borrowing is due to be repaid within three months from the drawdown date with, subject to certain conditions, the option to rollover the debt upon maturity.

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
•the impact of the wide-ranging policy changes and numerous executive actions issued by the current U.S. presidential administration on topics including international trade, imposition of trade tariffs, energy resources, corporate taxes, global climate change initiatives, employment practices, corporate compliance programs, environmental regulations, as well as other matters;
•our ability to remediate our material weaknesses;
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
•the impact and duration of scheduled maintenance of the floating, production, storage and offloading (“FPSO”) vessel in Côte d'Ivoire;
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
The information contained in this Quarterly Report and the information set forth under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”), identifies additional factors that could cause our results or performance to differ materially from those we express in forward-looking statements. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of these assumptions and therefore also the forward-looking statements based on these assumptions, could themselves prove to be inaccurate. In light of the significant uncertainties inherent in the forward-looking statements that are included in this Quarterly Report, and the 2024 Form 10-K, our inclusion of this information is not a representation by us or any other person that our objectives and plans will be achieved. When you consider our forward-looking statements, you should keep in mind these risk factors and the other cautionary statements in this Quarterly Report.
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
INTRODUCTION
Vaalco is a Houston, Texas-based, African-focused independent energy company with strong production and reserve portfolio of assets in Gabon, Egypt, Equatorial Guinea, Canada, Nigeria and Côte d'Ivoire, currently engaged in the acquisition, exploration, development and production of crude oil, natural gas and NGLs.

RECENT DEVELOPMENTS

Quarterly Cash Dividends

The Company paid a quarterly cash dividend of $0.0625 per share of common stock for the first quarter of 2025 ($0.25 annualized) on March 28, 2025 to stockholders of record at the close of business on February 28, 2025. The Company also announced its next quarterly cash dividend of $0.0625 per share of common stock for the second quarter of 2025 ($0.25 annualized) to be paid on June 27, 2025 to stockholders of record at close of business on May 23, 2025. Payment of future dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including current financial condition, the tax impact of repatriating cash, operating results and current and anticipated cash needs.

2025 RBL Facility

On March 4, 2025, the Company and certain of its subsidiaries, entered into the 2025 Facility Agreement with The Standard Bank of South Africa Limited, Isle of Man Branch, The Standard Bank of South Africa Limited, and the other financial institutions named in the 2025 Facility Agreement, providing for the 2025 RBL Facility.

The 2025 RBL Facility has aggregate commitments of $190.0 million (the “Initial Total Commitments”) as of March 4, 2025, with an initial borrowing base of $182.0 million. The Initial Total Commitments reduce semi-annually starting from September 30, 2026. The Borrowing base amount is calculated pursuant to the 2025 Facility Agreement and redetermined on March 31 and September 30 of each year beginning June 30, 2025 and other interim triggers set out in the 2025 Facility Agreement. See Part I, Item 1, Note 11. Debt to the unaudited condensed consolidated financial statements for more information on the 2025 RBL Facility. As of March 31, 2025, the Company had no outstanding borrowings, $190.0 million of aggregate commitments, and we had $182.0 million of available borrowing capacity under the 2025 RBL Facility. In April 2025, the Company drew down $60.0 million under the 2025 RBL Facility.

Glencore RBL Facility

On March 17, 2025, in connection with the execution of the 2025 Facility Agreement, Vaalco Gabon (Etame), Inc. voluntarily delivered a notice of cancellation to Glencore Energy UK Ltd. (“Glencore”), and its security agent, related to the senior secured reserve-based revolving credit facility agreement dated May 16, 2022, as amended and restated on October 3, 2023 (as amended, the “Glencore RBL Facility”).

On March 17, 2025, no amounts were drawn under the Glencore RBL Facility, which was terminated and liens associated therewith were released effective March 18, 2025.

FPSO Acquisition

In February 2025, the Company, through the joint operating agreement operator, completed the acquisition of the FPSO in Côte d'Ivoire for a total purchase price of $20.0 million, or approximately $5.5 million net cost to the Company.

Acquisition of Interest in CI-705 Block

In March 2025, the Company farmed into the CI-705 block offshore Côte d’Ivoire. The Company is operator of the CI-705 block with a 70% working interest and a 100% paying interest through a commercial carry arrangement and is partnering with two other parties. The CI-705 block is located in the Tano basin, west of the Company's CI-40 Block, where the Baobab and Kossipo oil fields are located. The total purchase price for this transaction is approximately $3.0 million.

Recent Operational Updates

Gabon

The Company secured a drilling rig in December 2024 in conjunction with its 2025/2026 drilling program, which is planned to begin in late 2025 to drill multiple development wells, and appraisal or exploration wells, as well as to perform workovers, with options to drill additional wells. We plan to drill the wells at both the Etame platform and at our Seent platform, and a re-drill and several workovers in the Ebouri field to access production and reserves that were previously shut in and removed from proved reserves due to the presence of hydrogen sulfide.

Egypt

The start of the 2024 drilling campaign was deferred until late 2024. In Q4 2024, we completed one well. In Q1 2025, we completed an additional five wells. Four of the five wells that were completed in Q1 2025 were brought online and had an average initial production rate for the first 30 days of approximately 135 barrels of oil per day (“BOPD”). The fifth well was brought online in early Q2 2025. In addition to all new wells successfully increasing production levels, new reserves and a new production zone were discovered in the Bakr formation. The Company is reviewing several options to improve flow as the reservoir contains heavier oil.

The Company continues to perform detailed technical reviews of its newly drilled and existing wells while also continuing to work on enhancing production through a series of planned workovers and recompletions.

Canada

In 2024, Vaalco drilled and completed four 2.75 mile lateral wells in Canada. These wells continue to meet production expectations and the Company is monitoring their longer-term performance for future drilling opportunities. In 2025, Vaalco has decided to defer the drilling of additional wells in Canada to reduce the Company's overall capital expenditures.

Côte d'Ivoire

As part of the planned dry dock refurbishment, the Baobab FPSO ceased hydrocarbon production on January 31, 2025 and the final lifting of crude oil from the FPSO took place in February 2025. The vessel departed from the field in late March 2025 and is now currently under tow to the shipyard in Dubai for the refurbishment. Significant development drilling is expected to begin in 2026 after the FPSO is expected to return to service with meaningful additions to production from the main Baobab field in CI-40, as well as a potential future development of the Kossipo field, which is also on the license.

Equatorial Guinea

We own a 60% working interest in an undeveloped portion of Block P offshore Equatorial Guinea where we are the designated operator. We have an existing plan of development of the Venus field discovery on Block P (the “Venus Plan of Development”), which is currently on schedule and focuses on key areas of drilling evaluations, facilities design, market inquiries and metocean review. The Company is currently targeting to make a Final Investment Decision by the end of the second quarter of 2025.

CAPITAL RESOURCES AND LIQUIDITY
Cash Flows
Our cash flows for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31,
	2025	2024	Change in 2025 over 2024
	(in thousands)
Net cash provided by operating activities before changes in operating assets and liabilities	$40,952	$33,785	$7,167
Net change in operating assets and liabilities	(8,246)	(11,953)	3,707
Net cash provided by operating activities	32,706	21,832	10,874

Net cash used in investing activities	(58,774)	(16,618)	(42,156)

Net cash used in in financing activities	(14,786)	(14,455)	(331)
Effects of exchange rate changes on cash	27	(208)	235
Net change in cash, cash equivalents and restricted cash	$(40,827)	$(9,449)	$(31,378)
The $10.9 million increase in net cash provided by operating activities during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, was driven primarily by changes in operating assets and liabilities during the period. The net increase in changes provided by operating assets and liabilities of $3.7 million for the three months ended March 31, 2025 compared to the same period of 2024 was primarily related to the overall decrease in accrued liabilities and the foreign income taxes payable balance that was reduced with proceeds generated from the lifting of crude oil for the Gabon Oil Company as well as a decrease in the accrued liabilities other balances.

The $42.2 million change in net cash used in investing activities during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, was due to costs associated with the development drilling programs in Egypt and Canada, as well as maintenance, project costs and long lead items for Gabon and Côte d'Ivoire. For the three months ended March 31, 2024, cash used in investing activities was due to capital spending costs associated with the development drilling programs in Egypt and Canada not exceeding prior year expenditures along with reduced current year expenditures for Gabon.

Net cash used in financing activities during the three months ended March 31, 2025 included $6.6 million for dividend distributions, $5.1 million of payments for deferred financing costs and $2.9 million of principal payments on our finance leases. For the three months ended March 31, 2024, cash used in financing activities included $6.5 million for dividend distributions, $6.4 million for treasury stock repurchases made under our stock repurchase plan or as a result of tax withholding on options exercised and on vested restricted stock, and $2.1 million of principal payments on our finance leases partially offset by $0.5 million in proceeds from options exercised.
Capital Expenditures
For the three months ended March 31, 2025, we had accrual basis capital expenditures of $51.3 million compared to $24.0 million accrual basis capital expenditures for the same period in 2024. For the three months ended March 31, 2025, our cash spending primarily related to the new wells drilled as part of the drilling campaign in Egypt as well as expenditures associated with the preparation of the FPSO dry dock project in Côte d'Ivoire. During the same period in 2024, our cash spending primarily related to the payments for the 2024 drilling campaigns in both Egypt and Canada.
See discussion below in “Capital Resources, Liquidity and Cash Requirements” for further information.
Commodity Price Hedging
The price we receive for our crude oil significantly influences our revenue, profitability, liquidity, access to capital and prospects for future growth. Crude oil and natural gas commodities, and therefore their prices, can be subject to wide fluctuations in response to relatively minor changes in supply and demand. We believe these prices will likely continue to be volatile in the future.

Due to the inherent volatility in crude oil prices, we use commodity derivative instruments such as swaps, costless collars and put options to hedge price risk associated with a portion of our anticipated crude oil and gas production. These instruments allow us to reduce, but not eliminate, the potential effects of variability in cash flow from operations due to fluctuations in commodity prices. The instruments provide only partial protection against declines in crude oil and gas prices and may limit our potential gains from future increases in prices. None of these instruments are used for trading purposes. We do not speculate on commodity prices, but rather attempt to hedge physical production by individual hydrocarbon product in order to protect returns. The counterparty to our derivative swap transactions was a major oil company’s trading subsidiary, and our costless collars are with Glencore. We have not designated any of our derivative contracts as fair value or cash flow hedges. The changes in fair value of the contracts are included in the unaudited condensed consolidated statements of operations and other comprehensive income. We record such derivative instruments as assets or liabilities in the unaudited condensed consolidated balance sheets. Our 2025 RBL Facility requires us to enter into commodity price hedge positions establishing certain minimum fixed prices for anticipated future production. See Part I, Item 1, Note 8. Derivatives and Fair Value to the unaudited condensed consolidated financial statements for further discussion.
Cash on Hand
At March 31, 2025, we had unrestricted cash of $40.9 million. We invest cash not required for immediate operational and capital expenditure needs in short-term money market instruments primarily with financial institutions where we determine our credit exposure is negligible. As operator of the Etame Marin block in Gabon, we enter into project-related activities on behalf of our working interest joint venture owners. We generally obtain advances from joint venture owners prior to significant funding commitments. Our cash on hand will be utilized, along with cash generated from operations, to fund our operations and capital expenditures.
Capital Resources, Liquidity and Cash Requirements
Our primary source of liquidity has been cash flows from operations and our primary use of cash has been to fund capital expenditures for development activities. We continually monitor the availability of capital resources, including equity and debt financings that could be utilized to meet our future financial obligations, planned capital expenditure activities and liquidity requirements including those to fund opportunistic acquisitions. Our future success in growing proved reserves, production and balancing the long-term development of our assets with a focus on generating attractive corporate-level returns will be highly dependent on the capital resources available to us.
Based on current expectations, we believe we have sufficient liquidity through our existing cash balances, cash flow from operations and our 2025 RBL Facility to support our current cash requirements during the next 12 months and beyond, including the FPSO charter, drilling programs, as well as transaction expenses and capital and operational costs associated with our business segments' operations. However, our ability to generate sufficient cash flow from operations or fund any potential future acquisitions, consortiums, joint ventures or pay dividends for other similar transactions depends on operating and economic conditions, some of which are beyond our control. If additional capital is needed, we may not be able to obtain debt or equity financing on terms favorable to us, or at all. We are continuing to evaluate all uses of cash, including opportunistic acquisitions, and whether to pursue growth opportunities and whether such growth opportunities, additional sources of liquidity, including equity and/or debt financings, are appropriate to fund any such growth opportunities.
Merged Concession Agreement

For information on the Merged Concession Agreement, see Part I, Item 1, Note 10. Commitments and Contingencies to the unaudited condensed consolidated financial statements.
2025 Facility Agreement and Available Credit
For information on our 2025 Facility Agreement and available credit, see Part I, Item 1., Note 11. Debt, to the unaudited condensed consolidated financial statements.

Cash Requirements
Our material cash requirements generally consist of the FPSO refurbishment, finance and operating leases, capital projects, dividend payments, Merged Concession Agreement and abandonment funding, each of which is discussed in further detail below.
Abandonment Funding - Under the terms of the Etame PSC, we have a cash funding arrangement for the eventual abandonment of all offshore wells, platforms and facilities on the Etame Marin block. As a result of the extension of the Etame PSC, annual funding payments are spread over the periods from 2018 through 2028, under the applicable abandonment study. The amounts paid will be reimbursed through the Cost Account and are non-refundable. At March 31, 2025, the balance of the abandonment fund was $10.7 million ($6.3 million, net to Vaalco) on an undiscounted basis. The annual payments will be adjusted based on revisions in the abandonment estimate. This cash funding is reflected under “Other noncurrent assets” in the “Abandonment funding” line item of the unaudited condensed consolidated balance sheets. Future changes to the anticipated abandonment cost estimate could change the asset retirement obligation and the amount of future abandonment funding payments.
Capital Projects - In December 2024, Vaalco secured a rig for the 2025/26 drilling campaign at Etame and is currently finalizing locations and planning for the next drilling campaign, which is expected to commence in the third quarter of 2025. We currently have a 10 to 15 well drilling campaign in Egypt, where we have completed the drilling of six wells.
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
Merged Concession Agreement - On January 20, 2022, the Merged Concession Agreement was executed with EGPC that merged the three existing Eastern Desert concessions with a 15-year primary term and improved economics. As part of the agreement, the Company is required to make an annual modernization payment of $10.0 million per year to EGPC through February 2026. In accordance with the Merged Concession Agreement, we agreed to substitute the 2023, 2024 and 2025 payments and issue three $10.0 million credits against receivables owed from EGPC. We will make one further annual modernization payment of $10.0 million on February 1, 2026. For information on the Merged Concession Agreement, see Part I, Item 1, Note 10. Commitments and Contingencies to the unaudited condensed consolidated financial statements.
Financial Work Commitments - In Egypt, we also have financial work commitments of $50.0 million per each five-year period of the primary development term, commencing on February 1, 2020 for a total of $150 million over the 15 year license contract term. Through March 31, 2025, our financial work commitments have exceeded the five-year minimum $50 million threshold and any excess carries forward to offset against subsequent five-year commitments.
FPSO Maintenance – The Baobab FPSO is in transit to dry dock for planned maintenance and upgrades. It ceased hydrocarbon production as scheduled on January 31, 2025 and the final lifting of crude oil from the FPSO concluded in February 2025.

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
For example, shortly after the outbreak of the conflict through the year ended December 31, 2024 and ongoing into 2025, we noticed that the lead times associated with obtaining materials to support our operations and drilling activities have lengthened, leading to delays and, in most cases, prices for materials have increased. Management believes the ongoing war between Russia and Ukraine, the Houthis attacks on maritime vessels in the Red Sea region, conflicts in the Middle East and the related impact on the global economy are causing supply chain issues and energy concerns in parts of the global economy, as well as destabilizing impacts on the global oil and natural gas market. In addition, increased inflation, higher interest rates and current turmoil in certain governments are impacting the global supply chain market.

In early 2025, the new U.S. presidential administration announced wide-ranging policy changes and issued numerous executive actions on topics including international trade, energy resources, corporate taxes, global climate change initiatives, employment practices, corporate compliance programs, environmental regulations, as well as other matters. Further, the new U.S. presidential administration has indicated its intent to make structural changes to the executive branch of the federal government, including significant reductions in the federal workforce. Continuing legal challenges to many of the policy changes and executive actions are expected. Such actions may directly or indirectly impact our industry and could lead to increased regulatory uncertainty and volatility. We cannot predict how these policy changes and executive actions will be implemented and interpreted, or the ultimate effect they will have on our business, financial condition and results of operations.
Commodity Prices – Historically, the markets for oil, natural gas and NGLs have been volatile. Oil, natural gas and NGLs prices are subject to wide fluctuations in supply and demand. Our cash flows from operations may be adversely impacted by volatility in crude oil and natural gas prices, a decrease in demand for crude oil, natural gas or NGLs and future production cuts by OPEC.
ESG and Climate Change Effects – Sustainability matters continue to attract considerable public, political, regulatory and scientific attention. In particular, we expect continued required reporting attention on climate change issues and emissions of greenhouse gases (“GHG”), including methane (a primary component of natural gas) and carbon dioxide (a byproduct of crude oil and natural gas combustion) and freshwater use. This increased attention to climate change and environmental stewardship coupled with increasing government incentives around renewable energy sources may result in demand shifts away from crude oil and natural gas products, higher regulatory and compliance costs, additional governmental investigations and private litigation against the oil and gas industry, including Vaalco. For example, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of GHGs. These efforts have included consideration of cap-and-trade programs, carbon taxes, voluntary efforts to reduce routine flaring, GHG reporting and tracking programs and regulations that directly limit GHG emissions from certain sources. In addition, institutional investors, proxy advisory firms and other industry participants continue to focus on environmental, social and governance (“ESG”) matters, including climate change. We expect that this heightened focus will continue to drive ESG efforts across our industry and influence investment and voting decisions, which for some investors may lead to less favorable sentiment towards carbon assets and diversion of investment to other industries. Consistent with the increased attention on ESG matters and climate change, we have prioritized and are committed to responsible environmental stewardship by monitoring our adherence to ESG reporting requirements, including establishing and communicating short and long-term goals and targets, furthering the reduction of our carbon footprint and measurement of GHG emissions. Sustainability remains an important topic to us, and we are in the process of developing a multi-year plan to establish targets to reduce emissions and document our progress in achieving goals we set for ourselves. Our plans will enable us to monitor and improve matters related to ESG and climate change going forward.
Climate-Related Disclosures – On March 27, 2025, the SEC ended its defense of the final rules on climate-related disclosures, effectively withdrawing its support for the regulation. The rules, which were adopted in March 2024, require publicly traded companies to disclose climate-related risks and greenhouse gas emissions. The SEC's decision to end its defense was made after a change in administration and a shift in policy, with Acting Chairman Mark Uyeda expressing concerns about the rule's costs and intrusiveness. While the rules remain on hold pending legal challenges, the SEC's withdrawal of support signals a potential shift in direction for climate disclosure regulations.
US activity notwithstanding, for the past three years, the Company has refined its reporting in line with the recommendations of the Task Force on Climate-related Financial Disclosures (“TCFD”), which is recognized as the global standard in climate-related reporting and required by Vaalco to report against through its listing on the London Stock Exchange. The full TCFD report was included within the Company's 2024 Sustainability Report (rather than in the Annual Report on Form 10-K or in the annual report which was published in connection with the annual meeting), as the Sustainability Report details environmental, social and governance matters of which the TCFD report forms an important part. The 2024 Sustainability Report is available on the Company's website.
The Company considers itself aligned with both the TCFD's Governance and Strategy pillars and the recommendations therein. It does not consider itself aligned with Risk Management nor Metrics and Targets but has made meaningful progress against certain of the underlying recommendations and provides statements of intent to address these recommendations during 2025, including communicating its short-, mid- and long-range goals for emission reductions, beginning with its operated assets.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to our critical accounting policies and estimates subsequent to December 31, 2024. For a discussion of the Company's critical accounting policies for the fiscal year ended December 31, 2024, please see our 2024 Form 10-K.
NEW ACCOUNTING STANDARDS
See Part I, Item 1, Note 2. New Accounting Standards to the unaudited condensed consolidated financial statements.
RESULTS OF OPERATIONS

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024
Net income for the three months ended March 31, 2025 was $7.7 million compared to net income of $7.7 million during the same period of 2024. See discussion below for changes in revenue and expense.
Crude oil, natural gas and NGLs revenues increased $10.2 million, or approximately 10%, to $110.3 million during the three months ended March 31, 2025 from $100.2 million during the same period in 2024. The revenue increase is attributable to revenues recognized within the Côte d'Ivoire segment during the three months ended March 31, 2025 that were not present in the prior period.

	Three Months Ended March 31,		Increase/(Decrease)
	2025	2024
	(in thousands except per Boe information)
Net crude oil, natural gas, and NGLs revenue	$110,329	$100,155	$10,174
Operating costs and expenses:
Production expense	44,806	32,089	12,717
Exploration expense	—	48	(48)
Depreciation, depletion and amortization	30,305	25,824	4,481
General and administrative expense	9,051	8,023	1,028
Credit (recovery) losses and other	(27)	1,812	(1,839)
Total operating costs and expenses	84,135	67,796	16,339
Other operating income (expense), net	—	(166)	166
Operating income	26,194	32,193	(5,999)
Other expense, net	(2,381)	(2,269)	(112)
Income before income taxes	23,813	29,924	(6,111)
Income tax expense	16,083	22,238	(6,155)
Net income	$7,730	$7,686	$44
The revenue changes in the three months ended March 31, 2025 compared to the same period in 2024 identified as related to changes in price or volume, are shown in the table below:

(in thousands)
Price	$(3,707)
Volume	15,056
Other(1)	(1,175)
$10,174
(1) Other in the table above includes revenues attributed to carried interests.

The table below shows net production, sales volumes and realized prices for both periods.

	Three Months Ended March 31,
	2025	2024
Net crude oil, natural gas and NGLs production (MBoe)	1,599	1,533
Net crude oil, natural gas and NGLs sales (MBoe)	1,717	1,490

Average realized crude oil, natural gas and NGLs price ($/Boe)	$64.27	$66.43
Average Dated Brent spot price* ($/Bbl)	$75.87	$83.00
*Average of daily Dated Brent spot prices posted on the U.S. Energy Information Administration website.

Crude oil, natural gas and NGL revenues:

Gabon

Crude oil sales in Gabon are a function of the number and size of crude oil liftings in each year and thus crude oil sales do not always coincide with volumes produced in any given year. The Company’s Gabon segment contributed $52.2 million of revenue to the Company’s total revenue during the three months ended March 31, 2025, a decrease of $5.3 million from the $57.5 million of revenue reported during the three months ended March 31, 2024. The decrease in revenues is primarily due to the lower average realized sales price received in Gabon of $79.25 per Bbl for three months ended March 31, 2025 compared to the $84.14 per Bbl average realized sales price received during the same period in 2024. In addition, sales volume in Gabon slightly decreased to 658 MBbls for the three months ended March 31, 2025 from the 669 MBbls sales volumes reported during the first quarter of 2024. Gabon's share of crude oil inventory, excluding royalty barrels, was approximately 276,299 barrels and 111,871 barrels at three months ended March 31, 2025 and 2024, respectively.

Egypt

Crude oil sales in Egypt are either sold to a third party via a cargo lifting or sold directly to the government, through EGPC. During the three months ended March 31, 2025, the oil sold in Egypt was through direct sales to EGPC. The Company’s Egypt segment contributed $33.9 million of revenue to the Company’s total revenue for the three months ended March 31, 2025, which is $3.1 million lower than the $37.0 million of revenue reported during the three months ended March 31, 2024. The decrease in revenues was primarily due to a decrease in average realized sales price from $57.68 per Bbl during the three months ended March 31, 2024 to $52.85 per Bbl during the same period in 2025. Sales volumes in Egypt remained relatively consistent at 642 MBbls and 641 MBbls, during the three months ended March 31, 2025 and 2024, respectively.

Canada

Crude oil sales in Canada are normally sold through pipelines to a third party. The Company’s Canadian segment contributed $6.2 million of revenue to the Company’s total revenue for the three months ended March 31, 2025, or an increase of $0.5 million compared to $5.7 million of revenue reported during the three months ended March 31, 2024. The increase in revenues was primarily due to higher average realized sales price received of $34.61 per Boe during the three months ended March 31, 2025 compared to the $31.63 per Boe received during the first three months of 2024. Sales volumes in Canada were relatively flat during the three months ended March 31, 2025 at 179 MBoe in comparison to 180 MBoe in the same period in 2024.

Côte d'Ivoire

Crude oil sales in Côte d’Ivoire are sold through a marketing contract with an international oil trading company which offers the cargo shipments to buyers, mainly refineries, around the world. The Company's Côte d’Ivoire segment contributed $18.0 million of revenue to the Company’s total revenue during the three months ended March 31, 2025. Total sales volumes in Côte d'Ivoire for the three months ended March 31, 2025 was 238 MBbls and the average realized sales price received was $75.87 per barrel. The assets in Cote d’Ivoire were acquired through the Svenska Acquisition which was completed in April 2024 and as such, there is not a comparable amount in the same period of 2024. See Part I, Item 1,

Note 3. Acquisitions to the unaudited condensed consolidated financial statements for further details on the Svenska Acquisition

Production expenses increased $12.7 million, or approximately 40%, for the three months ended March 31, 2025 to $44.8 million from $32.1 million for the same period in the prior year. The increase was primarily driven by higher expenses in Gabon related to government audit settlements of approximately $4.7 million (net to Vaalco), additional chemical costs associated with the H2S treatment and to the increased sales associated with the purchase of the Côte d'Ivoire asset. On a per barrel basis, production expense, excluding workover expense and stock compensation expense, for the three months ended March 31, 2025 increased to $26.05 per barrel from $21.56 per barrel for the three months ended March 31, 2024.

Depreciation, depletion and amortization costs increased $4.5 million, or approximately 17%, for the three months ended March 31, 2025 to $30.3 million from $25.8 million during the same period in 2024. The increase in depreciation, depletion and amortization expense is primarily related to the Svenska Acquisition partially offset by lower depletable costs in Gabon and Egypt.

General and administrative expenses slightly increased $1.0 million, or 13%, for the three months ended March 31, 2025 to $9.1 million from $8.0 million during the same period in 2024. The increase in general and administrative expenses is primarily due to an increase in professional service fees, salaries and wages, and accounting and legal fees.

Credit losses and other decreased by approximately $1.8 million during the three months ended March 31, 2025 compared to the same period in 2024. The decrease in credit losses and other for the three months ended March 31, 2025, is primarily attributable to the higher allowance calculated during the first quarter of 2024 related to the Backdated Receivables, defined in Part I, Item 1, Note 10. Commitments and Contingencies to the unaudited condensed consolidated financial statements. The Backdated Receivables were settled as of March 31, 2025.

Derivative instruments gain (loss), net is attributable to our swaps and collars as discussed in Part I, Item 1, Note 8. Derivatives and Fair Value to the unaudited condensed consolidated financial statements. Derivative loss decreased by $0.7 million to a loss of $0.1 million for the three months ended March 31, 2025 from a loss of $0.8 million during the same period in 2024. Derivative losses for the three months ended March 31, 2025 are a result of the increase in the price of Dated Brent crude oil over the initial strike price per barrel of the option over the three months ended March 31, 2025. Our derivative instruments currently cover a portion of our production through September 2025 for oil and through October 2025 for gas.

Interest expense, net was $1.3 million for the three months ended March 31, 2025 compared to an expense of $0.9 million during the same period in 2024. The increase of net interest expense for the three months ended March 31, 2025 primarily results from an increase in our amortization of debt issue costs and commitment fees incurred on the 2025 RBL Facility partially offset by interest income.

Other income (expense), net increased by $0.5 million to an expense of $1.0 million for the three months ended March 31, 2025 from a $0.5 million expense during the same period in 2024. Other income (expense), net, normally consists of foreign currency gains and losses.

Income tax expense (benefit) for the three months ended March 31, 2025 was an expense of $16.1 million which includes a $0.7 million unfavorable oil price adjustment as a result of the change in value of the government of Gabon's allocation of Profit Oil between the time it was produced and the time it was taken in-kind. After excluding this impact, income taxes were $15.4 million for the period. Income tax expense for the three months ended March 31, 2024 was an expense of $22.2 million, this is comprised of current tax expense of $25.7 million including a $1.6 million adverse oil price adjustment as a result of the change in value of the government of Gabon's allocation of Profit Oil between the time it was produced and the time it was taken in-kind. After excluding this impact, current income taxes were $24.1 million for the period.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
MARKET RISK
We are exposed to market risk, including the effects of adverse changes in commodity prices, foreign exchange rates and interest rates as described below.
FOREIGN EXCHANGE RISK
Our results of operations and financial condition are affected by currency exchange rates. While crude oil sales are denominated in U.S. dollars, portions of our costs in Gabon are denominated in the local currency (the “Central African CFA Franc” or “XAF”), and our VAT receivable as well as certain liabilities in Gabon are also denominated in XAF. A weakening U.S. dollar will have the effect of increasing costs while a strengthening U.S. dollar will have the effect of reducing costs. For our VAT receivable in Gabon, a strengthening U.S. dollar will have the effect of decreasing the value of this receivable resulting in foreign exchange losses, and vice versa. The Gabon local currency is tied to the Euro. The exchange rate between the Euro and the U.S. dollar has historically fluctuated in response to international political conditions, general economic conditions and other factors beyond our control. As of March 31, 2025, we had net monetary liabilities of $21.3 million (XAF $12.9 billion) denominated in XAF. A 10% weakening of the CFA relative to the U.S. dollar would have a $1.9 million reduction in the value of these net liabilities. For the three months ended March 31, 2025, we had expenditures of approximately $24.6 million (net to Vaalco), denominated in XAF.
Related to our Canadian operations, our currency exchange risk relates primarily to certain cash and cash equivalents, accounts receivable, lease obligations and accounts payable and accrued liabilities denominated in Canadian dollars. We estimate that a 10% decrease in the value of the Canadian dollar against the US dollar would decrease the value of the net assets for the three months ended March 31, 2025 by approximately $0.2 million. Conversely, a 10% increase in the value of the Canadian dollar against the US dollar would increase the value of the net assets for the three months ended March 31, 2025 by approximately $0.2 million.
We are also exposed to foreign currency exchange risk on cash balances denominated in Egyptian pounds. Some collections of accounts receivable from the Egyptian Government are received in Egyptian pounds, and while we are generally able to use the Egyptian pounds received on accounts payable denominated in Egyptian pounds, there remains foreign currency exchange risk exposure on Egyptian pound cash balances. Using month-end cash balances converted at month-end foreign exchange rates at March 31, 2025, we estimate that a 10% increase in the value of the Egyptian pound against the US dollar would increase the cash value for the three months ended March 31, 2025 by $0.5 million. Conversely, a 10% decrease in the value of the Egyptian pound against the US dollar would decrease our US dollar cash value for the three months ended March 31, 2025 by $0.4 million.
In Côte d'Ivoire, our currency exchange risk also relates primarily to certain cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities denominated in Swedish Krona. We estimate that a 10% increase in the value of the Swedish Krona against the US dollar would increase the value of the net liabilities for the three months ended March 31, 2025 by approximately $5.1 million. Conversely, a 10% decrease in the value of the Swedish Krona against the US dollar would decrease the value of the net liabilities for the three months ended March 31, 2025 by approximately $4.2 million.
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
Outstanding derivative contracts as of March 31, 2025 are as follows:

		Type of Contract		Average Monthly Volumes	Weighted Average Hedge Price
Settlement Period	Commodity		Index		Floor	Ceiling
				(Bbls)	(per Bbl)	(per Bbl)
April 2025 - June 2025	Oil	Collars	Dated Brent	70,000	$65.00	$81.00
July 2025 - September 2025	Oil	Collars	Dated Brent	60,000	$65.00	$80.00
The table below represents commodity swaps entered into subsequent to March 31, 2025.

Settlement Period	Commodity	Type of Contract	Index	Average Monthly Volumes	Weighted Average SWAP Price in CAD
				(GJ)(a)	(per GJ)
May 2025 - October 2025	Natural Gas	Swap	AECO (7A)	114,000	$2.15
a) One gigajoule (GJ) equals one billion joules (J). A gigajoule of natural gas is approximately 25.5 cubic meters standard conditions.

Settlement Period	Commodity	Type of Contract	Index	Average Monthly Volumes	Weighted Average Put Price
				(Bbls)	(per Bbl)
July 1, 2025 - July 31, 2025	Oil	Swap	Dated Brent	100,000	$65.45
Commodity swaps are intended to be an economic hedge to mitigate the impact of a decline in NGL prices, the Company has not elected hedge accounting. The contracts are being measured at fair value each period, with changes in fair value recognized in net income.
Oil and gas properties are assessed for impairment annually as well as whenever events or changes in circumstances indicate that a property’s carrying amount may not be recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company would estimate the fair value of its properties and record an impairment charge for any excess of the carrying amount of the properties over the estimated fair value of the properties. Factors used to estimate fair value may include estimates of proved reserves, estimated future commodity prices, future production estimates, and anticipated capital and operating expenditures, using a commensurate discount rate. Unfavorable changes in any of these assumptions could result in a reduction in undiscounted future cash flows and could indicate property impairment. Uncertainties related to the primary assumptions could affect the timing of an impairment. In most cases, the assumption that generates the most variability in undiscounted future net cash flows is future oil and gas prices. We observed volatility in commodity prices during the three months ended March 31, 2025; however as of March 31, 2025 commodity spot prices were consistent with pricing as of December 31, 2024. As a result, no triggering events were identified and therefore no impairments were recorded during the three months ended March 31, 2025. However, a continued decline in commodity prices will result in declined future cash flows which would lead to oil and gas properties to be at risk for future impairment.
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
If crude oil sales were to remain constant at the most recent annual sales volumes, a $5 per Bbl decrease in crude oil price would decrease our revenues and operating income or increase our operating loss for the year as follows:

	2025 Sales Volumes (Mbls)	Decrease in Revenues (In Millions)	Decrease in Operating Income (Increase in Operating Loss) (In Millions)
Gabon	658	$3.3	$3.0
Egypt	642	$3.2	$1.9
Côte d'Ivoire	238	$1.2	$0.6
Canada	179	$0.9	$0.7
Consolidated	1,717
With respect to our crude oil sales in Gabon, Egypt and Côte d'Ivoire the price received are based on Dated Brent prices plus or minus a differential. With respect to our crude oil and NGLs sales in Canada, the prices received are based on NYMEX WTI (West Texas Intermediate) prices plus or minus a differential. Natural gas sales are based on Canadian index price whose price is based, in part, on the NYMEX Henry Hub Natural Gas futures contracts.
Egypt production is based on Dated Brent prices, less a quality differential and is shared with the Egyptian government through PSCs. When the price of oil increases, it takes fewer barrels to recover costs (cost oil or cost recovery barrels) which are assigned 100% to the Company. The PSCs provide for cost recovery per quarter up to a maximum percentage of total production. Timing differences often exist between Vaalco’s recognition of costs and their recovery as Vaalco accounts for costs on an accrual basis, whereas cost recovery is determined on a cash basis. If the eligible cost recovery is less than the maximum defined cost recovery, the difference is defined as “excess”. In Egypt, depending on the PSCs, our share of excess ranges between 5% and 15%. If the eligible cost recovery exceeds the maximum allowed percentage, the unclaimed cost recovery is carried forward to the next quarter. Typically, maximum cost oil ranges from 25% to 40% in Egypt. The balance of the production after maximum cost recovery is shared with the government (“Profit Oil”). Depending on the contract, the Egyptian government receives 67% to 84% of the Profit Oil. Production sharing splits are set in each contract for the life of the contract. Typically, the government’s share of Profit Oil increases when production exceeds pre-set production levels in the respective contracts. During times of high oil prices, the Company may receive less cost oil and may receive more profit-sharing oil. During times of lower oil prices, the Company receives more cost oil and may receive less Profit Oil.
INTEREST RATE RISK
Changes in market interest rates affect the amount of interest owed on outstanding balances under our 2025 RBL Facility. However, as of March 31, 2025, we had no amounts drawn under the 2025 RBL Facility. The commitment fees on the undrawn availability under the 2025 RBL Facility are not subject to changes in interest rates. Additionally, changes in market interest rates could impact interest costs associated with any future debt issuances.
ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, including our Principal Executive Officer and Principal Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on the evaluation of our disclosure controls and procedures, our Principal Executive Officer and Principal Financial Officer have concluded that, as a result of material weaknesses in our internal control over financial reporting identified in connection with the preparation and audit of our consolidated financial statements for the year ended December 31, 2024, our disclosure controls and procedures were not effective as of March 31, 2025.
MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, Management previously identified the following material weaknesses in internal control over financial reporting.
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
After giving full consideration to the material weakness, and the additional analyses and other procedures we performed to ensure that our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared in accordance with GAAP, our management has concluded that our unaudited consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with GAAP. We have developed and are implementing a remediation plan for the material weakness, which is described below.

MANAGEMENT’S PLAN FOR REMEDIATION OF THE MATERIAL WEAKNESS
As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, we began implementing a remediation plan to address the material weaknesses mentioned above. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Except for the activities taken related to the remediation of the material weaknesses described above, there have been no changes in our internal control over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are subject to litigation claims and governmental and regulatory proceedings arising in the ordinary course of business. It is management’s opinion that none of the claims and litigation we are currently involved in is material to our business.
ITEM 1A. RISK FACTORS
Our business faces many risks. Any of the risks discussed elsewhere in this Quarterly Report and our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.
For a discussion of our potential risks and uncertainties, see the information in Item 1A. “Risk Factors” in our 2024 Form 10-K. Except as set forth below, there have been no material changes in our risk factors from those described in our 2024 Form 10-K.
Provisions of our agreements could discourage an acquisition of us by a third-party.
Certain provisions of our production sharing contracts, joint operating agreements and other agreements could make it more difficult or more expensive for a third-party to acquire us or our assets, or may even prevent a third-party from acquiring us or our assets. For example, some of these agreements contain restrictions on assignments of our assets, including requirements to obtain consent from applicable counterparties, preemption rights and requirements to make bonus payments. In some cases, these restrictions apply to “indirect assignments.” By discouraging an acquisition of us or our assets by a third-party, these provisions could have the effect of deterring otherwise interested third-parties from proposing or consummating these acquisitions. This could deprive the holders of our common stock of an opportunity to sell their common stock at a premium over prevailing market prices.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sale of Equity Securities
There were no sales of unregistered securities during the quarter ended March 31, 2025 that were not previously reported on a Current Report on Form 8-K.
ITEM 5. OTHER INFORMATION
During the three months ended March 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

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

10.1*
Borrowing Base Facility Agreement by and among VAALCO Energy, Inc., as the Original Borrower, The Financial Institutions listed in Schedule 1 thereto, as the Original Lenders, The Standard Bank of South Africa Limited, Isle of Man Branch, as the Mandated Lead Arranger, and The Standard Bank of South Africa Limited, as the Agent, dated March 4, 2025 (filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on March 17, 2025 and incorporated herein by reference).

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
___________________________________
(a)Filed herewith
(b)Furnished herewith

* Information in this exhibit has been omitted pursuant to Item 601 of Regulation S-K.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
VAALCO ENERGY, INC.
(Registrant)

By:	/s/ Ronald Bain
Ronald Bain Chief Financial Officer (Duly authorized officer and Principal Financial Officer)
Dated: May 12, 2025