Form 10-Q
period 2025-06-30
VAALCO ENERGY INC /DE/
filed 2025-08-11
CIK 894627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐   No  ☒
As of August 5, 2025, there were outstanding 104,258,253 shares of common stock, $0.10 par value per share, of the registrant.

VAALCO ENERGY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

VAALCO ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	As of June 30, 2025	As of December 31, 2024
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$67,871	$82,650
Restricted cash	194	143
Receivables:
Trade, net of allowances for credit loss and other of $0.2 million and $0.2 million, respectively	132,879	94,778
Accounts with joint venture owners, net of allowance for credit losses of $2.2 million and $1.5 million, respectively	351	179
Egypt receivables and other	3,991	35,763
Crude oil inventory	1,261	9,441
Prepayments and other	17,182	14,973
Total current assets	223,729	237,927
Crude oil, natural gas and NGLs properties and equipment, net	587,263	538,103
Other noncurrent assets:
Restricted cash	—	8,665
Value added tax and other receivables, net of allowances for credit loss and other of $0.2 million and $0.8 million, respectively	5,177	10,094
Right of use operating lease assets	15,340	17,254
Right of use finance lease assets	75,447	79,849
Deferred tax assets	43,659	55,581
Abandonment funding	6,268	6,268
Other long-term assets	8,039	1,209
Total assets	$964,922	$954,950
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$21,972	$11,756
Accounts with joint venture owners	2	3,324
Accrued liabilities and other	99,893	107,710
Operating lease liabilities - current portion	3,901	3,512
Finance lease liabilities - current portion	13,171	13,383
Foreign income taxes payable	21,978	42,043
Total current liabilities	160,917	181,728
Asset retirement obligations	82,798	78,592
Operating lease liabilities - net of current portion	11,903	13,903
Finance lease liabilities - net of current portion	63,162	67,377
Deferred tax liabilities	74,583	93,904
Long-term debt	60,000	—
Other long-term liabilities	—	17,863
Total liabilities	453,363	453,367
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, $25 par value; 500,000 shares authorized, none issued	—	—
Common stock,$0.10 par value; 160,000,000 shares authorized, 123,017,656 and 122,304,124 shares issued, 104,258,253 and 103,743,163 shares outstanding, respectively	12,302	12,230
Additional paid-in capital	365,332	362,578
Accumulated other comprehensive loss	(86)	(4,962)
Less treasury stock, 18,759,403 and 18,560,931 shares, respectively, at cost	(78,733)	(78,024)
Retained earnings	212,744	209,761
Total shareholders' equity	511,559	501,583
Total liabilities and shareholders' equity	$964,922	$954,950
See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except per share amounts)
Revenues:
Crude oil, natural gas and natural gas liquids sales	$96,893	$116,778	$207,222	$216,933
Operating costs and expenses:
Production expense	40,393	52,446	85,198	84,535
Exploration expense	2,520	—	2,520	48
Depreciation, depletion and amortization	28,273	33,132	58,578	58,956
General and administrative expense	8,496	7,591	17,548	14,301
Credit losses and other	29	3,341	2	5,153
Total operating costs and expenses	79,711	96,510	163,846	162,993
Other operating income (expense), net	—	132	—	(34)
Operating income	17,182	20,400	43,376	53,906
Other income (expense):
Derivative instruments gain (loss), net	400	257	326	(590)
Interest expense, net	(2,572)	(1,117)	(3,866)	(2,052)
Bargain purchase gain	—	19,898	—	19,898
Other income (expense), net	353	(1,984)	(659)	(3,784)
Total other income (expense), net	(1,819)	17,054	(4,199)	13,472
Income before income taxes	15,363	37,454	39,177	67,378
Income tax expense	6,983	9,303	23,066	31,541
Net income	$8,380	$28,151	$16,111	$35,837
Other comprehensive income (loss)
Currency translation adjustments	4,759	(1,068)	4,876	(3,522)
Comprehensive income	$13,139	$27,083	$20,987	$32,315

Basic net income per share:
Net income per share	$0.08	$0.27	$0.15	$0.34
Basic weighted average shares outstanding	103,936	103,528	103,848	103,594
Diluted net income per share:
Net income per share	$0.08	$0.27	$0.15	$0.34
Diluted weighted average shares outstanding	103,958	103,676	103,872	103,677
See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Common Shares Issued	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total
	(in thousands)
Balance at January 1, 2025	122,304	(18,561)	$12,230	$362,578	$(4,962)	$(78,024)	$209,761	$501,583
Shares issued - stock-based compensation	116	—	12	(12)	—	—	—	—
Stock-based compensation expense	—	—	—	1,389	—	—	—	1,389
Treasury stock	—	(40)	—	—	—	(155)	—	(155)
Dividend distributions	—	—	—	—	—	—	(6,570)	(6,570)
Other comprehensive loss	—	—	—	—	117	—	—	117
Net income	—	—	—	—	—	—	7,730	7,730
Balance at March 31, 2025	122,420	(18,601)	$12,242	$363,955	$(4,845)	$(78,179)	$210,921	$504,094
Shares issued - stock-based compensation	598	—	60	(60)	—	—	—	—
Stock-based compensation expense	—	—	—	1,437	—	—	—	1,437
Treasury stock	—	(158)	—	—	—	(554)	—	(554)
Dividend distributions	—	—	—	—	—	—	(6,557)	(6,557)
Other comprehensive loss	—	—	—	—	4,759	—	—	4,759
Net income	—	—	—	—	—	—	8,380	8,380
Balance at June 30, 2025	123,018	(18,759)	$12,302	$365,332	$(86)	$(78,733)	$212,744	$511,559

See notes to unaudited condensed consolidated financial statements.

	Common Shares Issued	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total
	(in thousands)
Balance at January 1, 2024	121,398	(17,051)	$12,140	$357,498	$2,880	$(71,222)	$177,486	$478,782
Shares issued - stock-based compensation	543	—	54	393	—	—	—	447
Stock-based compensation expense	—	—	—	936	—	—	—	936
Treasury stock	—	(1,434)	—	—	—	(6,344)	—	(6,344)
Dividend distributions	—	—	—	—	—	—	(6,463)	(6,463)
Other comprehensive loss	—	—	—	—	(2,454)	—	—	(2,454)
Net income	—	—	—	—	—	—	7,686	7,686
Balance at March 31, 2024	121,941	(18,485)	$12,194	$358,827	$426	$(77,566)	$178,709	$472,590
Shares issued - stock-based compensation	364	—	36	(36)	—	—	—	—
Stock-based compensation expense	—	—	—	1,012	—	—	—	1,012
Treasury stock	—	(76)	—	—	—	(458)	—	(458)
Dividend Distribution	—	—	—	—	—	—	(6,579)	(6,579)
Other comprehensive loss	—	—	—	—	(1,068)	—	—	(1,068)
Net income	—	—	—	—	—	—	28,151	28,151
Balance at June 30, 2024	122,305	(18,561)	12,230	$359,803	(642)	$(78,024)	200,281	$493,648
See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2025	2024
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,111	$35,837
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	58,578	58,956
Bargain purchase gain	—	(19,898)
Amortization of deferred financing costs	461	—
Deferred tax benefit	(7,399)	(7,407)
Unrealized foreign exchange (gain) loss	305	(196)
Stock-based compensation expense	2,976	1,883
Cash settlements paid on exercised stock appreciation rights	—	(154)
Derivative instruments loss, net	(326)	590
Cash settlements paid on matured derivative contracts, net	214	(33)
Credit losses and other	2	5,508
Equipment and other expensed in operations	2,448	1,029
Change in operating assets and liabilities:
Trade receivables, net	(47,137)	(20,046)
Accounts with joint venture owners, net	(853)	(4,603)
Egypt receivables and other, net	31,200	32
Crude oil inventory	8,180	9,618
Prepayments and other	(1,673)	(3,829)
Value added tax and other receivables	6,178	(2,007)
Other long-term assets	—	699
Accounts payable	11,212	(727)
Foreign income taxes payable	(20,118)	(6,563)
Accrued liabilities and other	(9,310)	(27,295)
Net cash provided by operating activities	51,049	21,394
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(104,426)	(49,099)
Cash acquired in business combination, net of cash paid	—	412
Acquisition of oil and gas properties	(3,034)	—
Net cash used in investing activities	(107,460)	(48,687)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuances of common stock	—	447
Proceeds from borrowings	60,000	—
Dividend distribution	(13,127)	(13,042)
Payments for treasury shares	(709)	(6,802)
Deferred financing costs paid	(6,910)	(1)
Payments of finance lease	(6,332)	(4,169)
Net cash provided by (used in) in financing activities	32,922	(23,567)
Effects of exchange rate changes on cash	96	(233)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(23,393)	(51,093)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	97,726	129,178
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$74,333	$78,085
See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTAL DISCLOSURES (Unaudited)

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Supplemental disclosure of cash flow information:
Income taxes paid in-kind with crude oil	$32,263	$—
Interest paid, net of amounts capitalized	$3,160	$3,848
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment additions incurred but not paid at end of period	$9,491	$12,351
Recognition of right-of-use finance lease assets and liabilities	$2,372	$—
Asset retirement obligation revisions	$126	$—
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
The following table provides an analysis of the change of the aggregate credit loss allowance and other allowances.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Balance at beginning of period	$(2,527)	$(7,829)	$(2,554)	$(6,029)
Credit losses and other	(326)	(3,341)	(637)	(5,153)
Credit recoveries and other	297	—	635	—
Foreign currency gain	—	(1,434)	—	(1,422)
Balance at end of period	$(2,556)	$(12,604)	$(2,556)	$(12,604)

Fair value of financial instruments

		As of June 30, 2025
	Balance Sheet Line	Level 1	Level 2	Level 3	Total
		(in thousands)
Assets
Derivative asset	Prepayments and other	$—	$634	$—	$634
		$—	$634	$—	$634
Liabilities
Derivative liability	Accrued liabilities and other	$—	$417	$—	$417
		$—	$417	$—	$417

		As of December 31, 2024
	Balance Sheet Line	Level 1	Level 2	Level 3	Total
		(in thousands)
Assets
Derivative asset	Prepayments and other	$—	$119	$—	$119
Derivative asset, noncurrent	Other long term assets	$—	$1,209	$—	$1,209
		$—	$1,328	$—	$1,328
Liabilities
Derivative liability	Accrued liabilities and other	$—	$17	$—	$17
		$—	$17	$—	$17
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

Svenska Acquisition

On April 30, 2024, the Company completed the acquisition of all of the issued shares in the capital of Svenska Petroleum Exploration Aktiebolag, a company incorporated in Sweden (“Svenska”) for a net adjusted purchase price of $40.2 million (the “Svenska Acquisition”). The total purchase price consideration was $40.2 million and was funded with Vaalco’s cash-on-hand. Cash acquired in the business combination included $31.8 million of cash and cash equivalents as well as restricted cash of $8.8 million which nets to $0.4 million cash received on the business combination within the purchase price allocation.

As a result of comparing the purchase price to the fair value of the assets acquired and liabilities assumed, an initial $19.9 million bargain purchase gain was recognized as of the close date. The purchase price allocation was finalized in the fourth quarter of 2024 and the Company made adjustments to the amounts assigned to the net assets acquired based on new information obtained about facts and circumstances that existed as of the Svenska Acquisition date. As a result, the bargain purchase gain was reduced by $6.4 million. The bargain purchase gain is primarily attributable to a stronger forward pricing curve for oil and gas reserves on the date of the closing of the acquisition than was used for the purposes of the negotiations of the purchase price paid for Svenska.

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

The unaudited pro forma results presented below have been prepared to give effect to the Svenska Acquisition discussed above on the Company’s results of operations for the three and six months ended June 30, 2024, as if the acquisition had been consummated on January 1, 2024. The unaudited pro forma results do not purport to represent what the Company’s actual results of operations would have been if the Svenska Acquisition had been completed on such date or to project the Company’s results of operations for any future date or period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024		2024

	(in thousands)		(in thousands)
Pro forma (unaudited)
Crude oil, natural gas and natural gas liquids sales	$116,778		$248,458
Operating income	$(7,336)		$38,091
Net income	$(5,842)	(a)	$9,316

Basic net income per share:
Net income	$(5,842)		$9,316
Net income per share	$(0.06)		$0.09
Basic weighted average shares outstanding	103,528		103,594
Diluted net income per share:
Net income	$(5,842)		$9,316
Net income per share	$(0.06)		$0.09
Diluted weighted average shares outstanding	103,676		103,677
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

Segment activity of continuing operations for the three and six months ended June 30, 2025 and 2024, as well as long-lived assets and segment assets at June 30, 2025 and December 31, 2024 are as follows:

	Three Months Ended June 30, 2025
(in thousands)	Gabon	Egypt	Canada	Equatorial Guinea	Côte d'Ivoire	Corporate and Other	Total
Revenues:
Crude oil, natural gas and natural gas liquids sales	$58,568	$33,257	$4,715	$—	$353	$—	$96,893
Operating costs and expenses:
Production expense	23,332	13,130	2,488	386	1,056	1	40,393
Exploration expense	—	—	—	—	2,520	—	2,520
Depreciation, depletion and amortization	14,673	9,220	3,160	—	968	252	28,273
General and administrative expense	202	62	39	86	237	7,870	8,496
Credit (recovery) losses and other	(297)	—	—	326	—	—	29
Total operating costs and expenses	37,910	22,412	5,687	798	4,781	8,123	79,711
Other operating income (expense), net	—	—	—	—	—	—	—
Operating income (loss)	20,658	10,845	(972)	(798)	(4,428)	(8,123)	17,182
Other income (expense):
Derivative instruments gain (loss), net	—	—	—	—	—	400	400
Interest (expense) income, net	(835)	(180)	—	—	(1,396)	(161)	(2,572)
Other income (expense), net	(132)	57	430	(1)	116	(117)	353
Total other income (expense), net	(967)	(123)	430	(1)	(1,280)	122	(1,819)
Income (loss) before income taxes	19,691	10,722	(542)	(799)	(5,708)	(8,001)	15,363
Income tax (benefit) expense	5,356	3,343	—	—	(6,139)	4,423	6,983
Net income (loss)	14,335	7,379	(542)	(799)	431	(12,424)	8,380
Consolidated capital expenditures	$9,199	$7,593	$210	$306	$23,521	$37	$40,866

	Six Months Ended June 30, 2025
(in thousands)	Gabon	Egypt	Canada	Equatorial Guinea	Côte d'Ivoire	Corporate and Other	Total
Revenues:
Crude oil, natural gas and natural gas liquids sales	$110,754	$67,177	$10,895	$—	$18,396	$—	$207,222
Operating costs and expenses:
Production expense	47,655	25,131	4,611	686	7,114	1	85,198
Exploration expense	—	—	—	—	2,520	—	2,520
Depreciation, depletion and amortization	26,094	17,271	6,550	—	8,388	275	58,578
General and administrative expense	446	103	31	150	863	15,955	17,548
Credit (recovery) losses and other	(635)	—	—	637	—	—	2
Total operating costs and expenses	73,560	42,505	11,192	1,473	18,885	16,231	163,846
Operating income (loss)	37,194	24,672	(297)	(1,473)	(489)	(16,231)	43,376
Other income (expense):
Derivative instruments gain (loss), net	—	—	—	—	—	326	326
Interest (expense) income, net	(1,871)	(423)	—	—	(1,287)	(285)	(3,866)
Other income (expense), net	(764)	61	398	(5)	(61)	(288)	(659)
Total other income (expense), net	(2,635)	(362)	398	(5)	(1,348)	(247)	(4,199)
Income (loss) before income taxes	34,559	24,310	101	(1,478)	(1,837)	(16,478)	39,177
Income tax (benefit) expense	14,244	8,530	—	—	(10,234)	10,526	23,066
Net income (loss)	$20,315	$15,780	$101	$(1,478)	$8,397	$(27,004)	$16,111
Consolidated capital expenditures	$16,305	$13,840	$1,517	$559	$59,941	$19	$92,181

	Three Months Ended June 30, 2024
(in thousands)	Gabon	Egypt	Canada	Equatorial Guinea	Cote d'Ivoire	Corporate and Other	Total
Revenues:
Crude oil, natural gas and natural gas liquids sales	$53,674	$35,481	$10,383	$—	$17,240	$—	$116,778
Operating costs and expenses:
Production expense	18,486	13,424	3,359	272	16,905	—	52,446
Depreciation, depletion and amortization	13,344	8,416	5,294	—	6,049	29	33,132
General and administrative expense	319	207	(127)	93	124	6,975	7,591
Credit losses and other	—	3,178	—	163	—	—	3,341
Total operating costs and expenses	32,149	25,225	8,526	528	23,078	7,004	96,510
Other operating income, net	132	—	—	—	—	—	132
Operating income (loss)	21,657	10,256	1,857	(528)	(5,838)	(7,004)	20,400
Other income (expense):
Derivative instruments gain, net	—	—	—	—	—	257	257
Interest (expense) income, net	(1,158)	(350)	14	—	(1,540)	1,917	(1,117)
Bargain Purchase Gain	—	—	—	—	—	19,898	19,898
Other income (expense), net	(137)	—	5	3	(301)	(1,554)	(1,984)
Total other income (expense), net	(1,295)	(350)	19	3	(1,841)	20,519	17,054
Income (loss) before income taxes	20,362	9,906	1,876	(525)	(7,679)	13,515	37,454
Income tax (benefit) expense	9,731	8,749	—	—	(3,050)	(6,127)	9,303
Net income (loss)	$10,631	$1,157	$1,876	$(525)	$(4,630)	$19,642	$28,151
Consolidated capital expenditures	$5,102	$1,868	$7,155	$—	$7,152	$1,153	$22,431

	Six Months Ended June 30, 2024
(in thousands)	Gabon	Egypt	Canada	Equatorial Guinea	Côte d'Ivoire	Corporate and Other	Total
Revenues:
Crude oil, natural gas and natural gas liquids sales	$111,178	$72,442	$16,073	$—	$17,240	$—	$216,933
Operating costs and expenses:
Production expense	35,199	26,175	5,738	517	16,905	1	84,535
Exploration expense	—	48	—	—	—	—	48
Depreciation, depletion and amortization	26,795	16,752	9,191	—	6,049	169	58,956
General and administrative expense	953	376	(115)	171	124	12,792	14,301
Credit (recovery) losses and other	20	4,812	—	321	—	—	5,153
Total operating costs and expenses	62,967	48,163	14,814	1,009	23,078	12,962	162,993
Other operating income (expense), net	(34)	—	—	—	—	—	(34)
Operating income (loss)	48,177	24,279	1,259	(1,009)	(5,838)	(12,962)	53,906
Other income (expense):
Derivative instruments loss, net	—	—	—	—	—	(590)	(590)
Interest (expense) income, net	(2,475)	(760)	38	—	(1,540)	2,685	(2,052)
Bargain Purchase Gain	—	—	—	—	—	19,898	19,898
Other income (expense), net	(231)	—	5	2	(301)	(3,259)	(3,784)
Total other income (expense), net	(2,706)	(760)	43	2	(1,841)	18,734	13,472
Income (loss) before income taxes	45,471	23,519	1,302	(1,007)	(7,679)	5,772	67,378
Income tax (benefit) expense	26,024	15,782	—	—	(3,050)	(7,215)	31,541
Net income (loss)	$19,447	$7,737	$1,302	$(1,007)	$(4,630)	$12,988	$35,837
Consolidated capital expenditures	$11,389	$6,196	$19,714	$—	$7,152	$2,001	$46,453

(in thousands)	Gabon	Egypt	Canada	Equatorial Guinea	Côte d'Ivoire	Corporate and Other	Total
Long-lived assets:
As of June 30, 2025	$148,979	$145,698	$105,467	$11,200	$171,062	$4,857	$587,263
As of December 31, 2024	$153,576	$149,129	$104,891	$10,641	$114,756	$5,110	$538,103

(in thousands)	Gabon	Egypt	Canada	Equatorial Guinea	Côte d'Ivoire	Corporate and Other	Total
Total assets:
As of June 30, 2025	$294,795	$268,867	$110,430	$13,288	$223,593	$53,949	$964,922
As of December 31, 2024	$300,568	$269,905	$113,310	$12,331	$187,264	$71,572	$954,950

5. EARNINGS PER SHARE
Basic earnings per share (“EPS”) is calculated using the average number of shares of common stock outstanding during each period. For the calculation of diluted shares, the Company assumes that restricted stock is outstanding on the date of vesting, and the Company assumes the issuance of shares from the exercise of stock options using the treasury stock method.
A reconciliation of reported net income to net income used in calculating EPS as well as a reconciliation from basic to diluted shares follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Net income (numerator):
Net income	$8,380	$28,151	$16,111	$35,837
Income attributable to unvested shares	(100)	(307)	(197)	(368)
Numerator for basic	8,280	27,844	15,914	35,469
Loss attributable to unvested shares	—	—	—	—
Numerator for dilutive	$8,280	$27,844	$15,914	$35,469

Weighted average shares (denominator):
Basic weighted average shares outstanding	103,936	103,528	103,848	103,594
Effect of dilutive securities	22	148	24	83
Diluted weighted average shares outstanding	103,958	103,676	103,872	103,677
Stock options and unvested restricted stock grants excluded from dilutive calculation because they would be antidilutive	1,312	281	1,321	506
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
Gabon

The following table presents revenues from contracts with customers as well as revenues associated with the obligations under the Etame PSC.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues from customer contracts:	(in thousands)
Sales under the COSPA or COSMA(1)	$65,984	$62,327	$97,434	$127,115
Other items reported in revenue not associated with customer contracts:
Gabonese government share of Profit Oil taken in-kind	1,980	—	30,394	—
Carried interest recoupment	65	—	65	1,174
Royalties	(9,462)	(8,653)	(17,139)	(17,111)
Net revenues	$58,567	$53,674	$110,754	$111,178
(1) Crude oil sales and purchase agreements (“COSPAs”) or crude oil sales and marketing agreements (“COSMA or COSMAs”).
With respect to the government’s share of Profit Oil, the Etame PSC provides that corporate income tax is satisfied through the payment of Profit Oil. In the unaudited condensed consolidated statements of operations and comprehensive income, the government’s share of revenues from Profit Oil is reported in revenues with a corresponding amount reflected in the current provision for income tax expense. Payments of the income tax expense are reported in the period that the government takes its Profit Oil in-kind, which is the period in which it lifts the crude oil. As of June 30, 2025 and December 31, 2024, the Company had $21.9 million and $37.5 million, of foreign income tax payable, respectively.
Egypt
The following table presents revenues in Egypt from contracts with customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues from customer contracts:	(in thousands)
Gross sales	$55,188	$65,314	$112,844	$128,506
Royalties	(21,752)	(29,716)	(45,339)	(55,836)
Selling costs	(179)	(117)	(328)	(228)
Net revenues	$33,257	$35,481	$67,177	$72,442

Canada
The following table presents revenues in Canada from contracts with customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues from customer contracts:	(in thousands)
Oil revenue	$3,751	$9,547	$9,076	$13,700
Gas revenue	572	384	1,208	1,205
NGL revenue	1,259	1,896	3,019	3,850
Other revenue	39	26	87	47
Royalties	(666)	(1,151)	(2,022)	(2,268)
Selling costs	(240)	(318)	(473)	(461)
Net revenues	$4,715	$10,384	$10,895	$16,073
Côte d'Ivoire
Revenues from contracts with customers are generated from sales in Côte d'Ivoire pursuant to crude oil sales and purchase agreements and revenues are recognized when a lifting is completed.
The following table presents revenues in Cote d'Ivoire from contracts with customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues from customer contracts:	(in thousands)
Sales under the sales and purchase agreements	$353	$17,240	$16,527	$17,240
Other item reported in revenue not associated with customer contracts:
Cote d'Ivoire government share of Profit Oil taken in-kind	—	—	1,869	—
Net revenues	$353	$17,240	$18,396	$17,240
Similar to Gabon, the government’s share of Profit Oil attributable to the Company’s equity interest is reported in revenues with a corresponding amount reflected in the current provision for income tax expense. In addition, under the terms of the Côte d'Ivoire PSC, the tax payments to the Ivorian Government are deemed satisfied by its share of the Profit Oil. Payments of the income tax expense are reported in the period that the government takes its Profit Oil in-kind, which is the period in which it lifts the crude oil. As of June 30, 2025 and December 31, 2024, the Company had $0.4 million and $1.7 million of foreign income tax payable, respectively.
Information about the Company’s most significant customers
For the three and six months ended June 30, 2025 and 2024, our revenue concentration by major customers are shown on the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Gabon	100%	100%	100%	100%
Egypt	100%	100%	100%	100%
Côte d'Ivoire	100%	100%	100%	100%
Canada	59%, 17% and 11%	45%, 24% and 20%	55%, 20% and 15%	35%, 30% and 24%

7. CRUDE OIL, NATURAL GAS AND NGLs PROPERTIES AND EQUIPMENT, NET
The Company’s crude oil, natural gas and NGLs properties and equipment is comprised of the following:

	As of June 30, 2025	As of December 31, 2024
	(in thousands)
Crude oil, natural gas and NGLs properties and equipment, net
Wells, platforms and other production facilities	$1,617,365	$1,593,243
Work-in-progress	105,131	44,517
Unproved properties	66,576	60,761
Capitalized equipment, spare parts and other	90,165	75,581
	1,879,237	1,774,102
Accumulated depreciation, depletion, amortization and impairment	(1,291,974)	(1,235,999)
Crude oil, natural gas and NGLs properties and equipment, net	$587,263	$538,103
8. DERIVATIVES AND FAIR VALUE
We have entered into derivative contracts primarily with counterparties that are also lenders under the 2025 RBL Facility (defined below) to hedge price risk associated with a portion of our oil, natural gas and NGLs production. Pricing for these derivative contracts are based on certain market indexes and prices at our primary sales points. See table below for the list of outstanding contracts as of June 30, 2025:

		Settlement Period
Instrument	Index	July 2025 to September 2025	October 2025 to December 2025	January 2026 to March 2026	April 2026 to June 2026
Crude oil:
Swaps	Dated Brent
Total volumes (Bbls)		100,000	—	—	—
Weighted average fixed price ($/Bbl)		$65.45	$—	$—	$—

Collars	Dated Brent
Total volumes (Bbls)		405,000	480,000	400,000	360,000
Weighted average floor price ($/Bbl)		$63.02	$60.83	$62.29	$61.88
Weighted average ceiling price ($/Bbl)		$74.36	$67.81	$68.63	$67.95

Natural Gas:
Swaps	AECO 7A
Total volumes (GJs)(a)		342,000	114,000	—	—
Weighted average fixed price (CAD/GJ)		$2.15	$2.15	$—	$—
(a) One gigajoule (GJ) equals one billion joules (J). A gigajoule of natural gas is approximately 25.5 cubic meters standard conditions.

The following table sets forth the gain (loss) on derivative instruments on the Company’s unaudited condensed consolidated statements of operations and comprehensive income:

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Item	Statements of Operations Line	2025	2024	2025	2024
		(in thousands)		(in thousands)
Commodity derivatives	Cash settlements received (paid) on matured derivative contracts, net	$91	$(9)	$214	$(33)
	Unrealized gain (loss)	309	266	112	(557)
	Derivative instruments gain (loss), net	$400	$257	$326	$(590)
9. CURRENT ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other balances were comprised of the following:

	As of June 30, 2025	As of December 31, 2024
	(in thousands)
Accrued accounts payable invoices	$33,429	$48,913
State oil liability	18,244	19,616
Accrued capital expenditures	14,763	8,923
Egypt modernization payable	9,555	9,933
Gabon contractual obligations	7,611	6,977
Accrued wages and other compensation	4,496	4,956
Seismic data	4,975	2,455
Asset retirement obligation, current portion	183	1,174
Other	6,637	4,763
Total accrued liabilities and other	$99,893	$107,710
10. COMMITMENTS AND CONTINGENCIES
Abandonment funding
Under the terms of the Etame PSC, the Company has a cash funding arrangement for the eventual abandonment of all offshore wells, platforms and facilities on the Etame Marin block. At June 30, 2025, $10.7 million ($6.3 million, net to Vaalco) of the abandonment fund has been funded on an undiscounted basis. The annual payments will be adjusted based on revisions in the abandonment estimate. This cash funding is reflected under “Other noncurrent assets” in the “Abandonment funding” line item of the unaudited condensed consolidated balance sheets. Future changes to the anticipated abandonment cost estimate could change the asset retirement obligation and the amount of future abandonment funding payments.
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

Merged Concession Agreement
The Company is a party to the Merged Concession Agreement with the Egyptian General Petroleum Corporation (“EGPC”). In accordance with the Merged Concession Agreement, the Company is required to make a $10.0 million annual modernization payment to EGPC each year through February 1, 2026. The $10.0 million modernization payment due February 1, 2025 was fully offset against receivables owed to the Company from EGPC. On the unaudited condensed consolidated balance sheet as of June 30, 2025, the remaining modernization payment liability of $9.6 million was recorded in the line item “Accrued liabilities and other.”
The Company also has minimum financial work commitments of $50 million per each five-year period of the primary development term, commencing on February 1, 2020 for a total of $150 million over the 15-year license contract term. Through June 30, 2025, the Company's financial work commitments have exceeded the five-year minimum $50 million threshold and any excess carries forward to offset against subsequent five-year commitments.
In addition, as of February 1, 2020 (the “Merged Concession Effective Date”), an effective date adjustment was owed to the Company for the difference in the historic commercial terms and the revised commercial terms applied against the production since the Merged Concession Effective Date (the “Effective Date Adjustment”). The Company recognized a receivable in connection with the Effective Date Adjustment of $67.5 million as of October 2022, based on historical realized prices (the “Backdated Receivable”). The Backdated Receivable was fully settled as of March 31, 2025.
11. DEBT
In April 2025, the Company drew down $60.0 million under the 2025 RBL Facility. The borrowing accrues interest at a rate of 10.8% per annum which is based on the Term SOFR plus the applicable margin of 6.5% per annum. In addition, the borrowing is due to be repaid within three months from the drawdown date with, subject to certain conditions, the option to rollover the debt upon maturity.
As of June 30, 2025, there were $60.0 million of outstanding borrowings under the 2025 RBL Facility. There were no outstanding borrowings as of December 31, 2024.
In addition, as of June 30, 2025 and December 31, 2024, we were in compliance with all of our debt covenants.
2025 RBL Facility

On March 4, 2025, the Company and certain of its subsidiaries (the “Vaalco Energy Group”), entered into a reserves based facility agreement (the “2025 Facility Agreement”) providing for a senior secured reserve-based revolving credit facility (the “2025 RBL Facility”) with The Standard Bank of South Africa Limited (acting through its Corporate and Investment Banking Division) as agent and security agent, The Standard Bank of South Africa Limited, Isle of Man Branch and the other financial institutions named in the 2025 Facility Agreement (the “Lenders”), providing for the 2025 RBL Facility.

The 2025 RBL Facility had aggregate commitments of $190.0 million (the “Initial Total Commitments”) as of March 4, 2025, with an initial borrowing base of $182.0 million. In accordance with the conditions that were met subsequent to entering into the 2025 Facility Agreement, the initial borrowing base was increased to $184.0 million in April 2025. The Initial Total Commitments will reduce semi-annually by $19.0 million starting from September 30, 2026. The borrowing base amount is calculated pursuant to the 2025 Facility Agreement and redetermined on March 31 and September 30 of each year beginning June 30, 2025 and in certain circumstances, other interim triggers set out in the 2025 Facility Agreement. As of June 30, 2025, we had $190.0 million of aggregate commitments and $126.6 million of available borrowing capacity under the 2025 RBL Facility. The Company may, at any time prior to the date falling 30 months from the date of the 2025 Facility Agreement and subject to the conditions and process set out in the 2025 Facility Agreement give notice to the agent to increase the Initial Total Commitment up to a maximum amount of $300.0 million.
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

Fair Value Measurement

The fair value of the 2025 RBL Facility approximates its respective carrying amount as its interest rate is variable and reflective of market rates. The fair value measurement for the 2025 RBL Facility represents Level 2 inputs.

12. INCOME TAXES
Vaalco and its domestic subsidiaries file a consolidated U.S. federal income tax return. Certain foreign subsidiaries also file tax returns in their respective local jurisdictions including Canada, Egypt, Equatorial Guinea, Gabon, Côte d'Ivoire and Nigeria.
The foreign taxes payable are attributable to Gabon and Côte d'Ivoire as of June 30, 2025 and 2024.
The Company’s effective tax rate for the three months ended June 30, 2025, and 2024, excluding the impact of discrete items, was 52.91% and 43.78%, respectively. The Company’s effective tax rate for the six months ended June 30, 2025 and 2024, excluding the impact of discrete items, was 58.36% and 54.58%, respectively. For the three and six months ended June 30, 2025 and 2024, the Company’s overall effective tax rate was primarily impacted by tax rates in foreign jurisdictions higher than the US statutory rate and by non-deductible items associated with operations.

For the three months ended June 30, 2025, the income tax expense of $7.0 million includes a $3.1 million favorable oil price adjustment as a result of the change in value of the government of Gabon's allocation of Profit Oil between the time it was produced and the time it was taken in-kind. After excluding this impact, income taxes were $10.1 million for the period. For the six months ended June 30, 2025, the income tax expense of $23.1 million includes a $2.4 million favorable oil price adjustment as a result of the change in value of the government of Gabon's allocation of Profit Oil between the time it was produced and the time it was taken in-kind. After excluding this impact, income taxes were $25.4 million for the period.

As of June 30, 2025, the Company had no material uncertain tax positions. The Company’s policy is to recognize potential interest and penalties related to unrecognized tax benefits as a component of income tax expense.
13. OTHER COMPREHENSIVE INCOME
The Company’s other comprehensive loss was $4.8 million and $4.9 million for the three and six months ended June 30, 2025, respectively. The functional currency of our Canadian segment is the Canadian Dollar. All of the Company’s other comprehensive income arises from the currency translation of our Canadian segment to USD.
The components of accumulated other comprehensive income are as follows:

Currency Translation Adjustments
(in thousands)
Balance at December 31, 2024	$(4,962)
Amounts reclassified from accumulated other comprehensive income	117
Balance at March 31, 2025	$(4,845)
Amounts reclassified from accumulated other comprehensive income	4,759
Balance at June 30, 2025	$(86)
14. SUBSEQUENT EVENT

Enactment of the One Big Beautiful Bill Act of 2025

On July 4, 2025, the budget reconciliation bill known as the One Big Beautiful Bill Act of 2025 (“OBBBA”) was signed into law, which includes significant changes to federal tax law and other regulatory provisions that may impact the Company. Among other provisions, the OBBBA makes permanent key elements of the Tax Cuts and Jobs Act of 2017. We are currently evaluating the provisions of the OBBBA law and the potential effects on our financial position, results of operations, and cash flows, however we do not anticipate any material financial impact from the passage of the OBBBA.

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
•the outcome of any governmental audit;
•the anticipated impact on our business and operations of the OBBBA; and
•actions of operators of our crude oil, natural gas and NGLs properties.
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
INTRODUCTION
Vaalco is a Houston, Texas-based, African-focused independent energy company with strong production and reserve portfolio of assets in Gabon, Egypt, Equatorial Guinea, Nigeria, Côte d'Ivoire, as well as Canada. We are currently engaged in the acquisition, exploration, development and production of crude oil, natural gas and NGLs.

RECENT DEVELOPMENTS

Quarterly Cash Dividends

The Company paid a quarterly cash dividend of $0.0625 per share of common stock for the second quarter of 2025 ($0.25 annualized) on June 27, 2025 to stockholders of record at the close of business on May 23, 2025. The Company also announced its next quarterly cash dividend of $0.0625 per share of common stock for the third quarter of 2025 ($0.25 annualized) to be paid on September 19, 2025 to stockholders of record at close of business on August 22, 2025. Payment of future dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including current financial condition, the tax impact of repatriating cash, operating results and current and anticipated cash needs.

Recent Operational Updates

Gabon

The Company secured a drilling rig in December 2024 in conjunction with its 2025/2026 drilling program, which is expected to begin near the end of the third quarter of 2025, as we wait for the drilling rig to complete its current commitments. The program includes drilling multiple development wells, and appraisal or exploration wells, and perform workovers, with options to drill additional wells. We plan to drill the wells at both the Etame platform and at our Seent platform, as well as a re-drill and several workovers in the Ebouri field to access production and reserves that were previously removed from proved reserves due to the presence of hydrogen sulfide.

In July 2025, the Company performed planned, staged shutdowns of the Gabon platforms to perform safety inspections and necessary maintenance to increase the integrity and reliability of the assets.

Egypt

The drilling campaign in Egypt, which commenced in December 2024, continued through the second quarter of 2025. During the second quarter of 2025, we completed six wells. Three of the wells drilled in the second quarter of 2025 will be hydraulically fractured in the third quarter of 2025. Based on detailed analysis completed in the first quarter of 2025 to evaluate the well inventory potential, a series of workover re-completions, re-activations and well optimizations have also been carried out resulting in an incremental production gain.

Canada

In 2024, Vaalco drilled and completed five horizontal wells in Canada, with all laterals being greater than two miles long. These wells continue to meet production expectations and the Company is monitoring their longer-term performance for future drilling opportunities. In 2025, the Company has decided to defer the drilling of additional wells in Canada based on a reassessment of capital allocation priorities across the portfolio, ensuring that investment is directed toward projects with the highest expected returns.

Côte d'Ivoire

As part of the planned dry dock refurbishment, the Baobab FPSO ceased hydrocarbon production on January 31, 2025 and the final lifting of crude oil from the FPSO took place in February 2025. The vessel departed from the field in late March 2025 and arrived at the shipyard in Dubai ahead of schedule in mid-May 2025. The FPSO refurbishment is now underway in the shipyard. A rig has been secured for significant development drilling which is expected to begin in 2026 after the FPSO returns to service bringing meaningful additions to production from the main Baobab field in CI-40. The Company is also evaluating the anticipated impact of the potential future development of the Kossipo field, which is also on the CI-40 license.

Equatorial Guinea

We own a 60% working interest in an undeveloped portion of Block P offshore Equatorial Guinea where we are the designated operator. We have an existing plan of development of the Venus field discovery on Block P, which focuses on key areas of drilling evaluations, facilities design, market inquiries and metocean review. The Company is still reviewing a Front End Engineering and Design study and is currently targeting a Final Investment Decision by the end of 2025.

CAPITAL RESOURCES AND LIQUIDITY
Cash Flows
Our cash flows for the six months ended June 30, 2025 and 2024 are as follows:

	Six Months Ended June 30,
	2025	2024	Change in 2025 over 2024
	(in thousands)
Net cash provided by operating activities before changes in operating assets and liabilities	$73,370	$76,033	$(2,663)
Net change in operating assets and liabilities	(22,321)	(54,639)	32,318
Net cash provided by operating activities	51,049	21,394	$29,655

Net cash used in investing activities	(107,460)	(48,687)	(58,773)

Net cash used in in financing activities	32,922	(23,567)	56,489
Effects of exchange rate changes on cash	96	(233)	329
Net change in cash, cash equivalents and restricted cash	$(23,393)	$(51,093)	$27,700
The $29.7 million increase in net cash provided by operating activities during the six months ended June 30, 2025 compared to the six months ended June 30, 2024, was driven primarily by changes in operating assets and liabilities during the period. The net increase in changes provided by operating assets and liabilities of $32.3 million for the six months ended June 30, 2025 compared to the same period of 2024 was primarily related to the overall decrease in accrued liabilities and accounts payable, as well as the increase in collections from the Egypt receivables, value added tax and other receivables.

The $58.8 million change in net cash used in investing activities during the six months ended June 30, 2025 compared to the six months ended June 30, 2024, was due to costs associated with the development drilling programs in Egypt, as well as maintenance, project costs and long lead items for Gabon and Côte d'Ivoire. For the six months ended June 30, 2024, cash used in investing activities was due to capital spending costs associated with the development drilling programs in Egypt and Canada not exceeding prior year expenditures along with reduced current year expenditures for Gabon. In addition, Vaalco used $40.2 million in cash for the acquisition of Svenska which is offset by the cash received from Svenska in the amount of $40.6 million.

Net cash used in financing activities during the six months ended June 30, 2025 included $13.1 million for dividend distributions, $6.9 million of payments for deferred financing costs and $6.3 million of principal payments on our finance leases, offset by $60.0 million in proceeds from borrowings under the 2025 RBL Facility. For the six months ended June 30, 2024, cash used in financing activities included $13.0 million for dividend distributions, $6.8 million for treasury stock repurchases made under our stock repurchase plan or as a result of tax withholding on options exercised and on vested restricted stock, and $4.2 million of principal payments on our finance leases partially offset by $0.5 million in proceeds from options exercised.

Capital Expenditures
For the six months ended June 30, 2025, we had accrual basis capital expenditures of $92.2 million compared to $46.5 million accrual basis capital expenditures for the same period in 2024. For the six months ended June 30, 2025, our cash spending primarily related to the new wells drilled as part of the drilling campaign in Egypt as well as expenditures associated with the preparation of the FPSO dry dock project in Côte d'Ivoire. During the same period in 2024, our cash spending primarily related to the Svenska acquisition as well as payments for the 2024 drilling campaigns in both Egypt and Canada.
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
Cash on Hand
At June 30, 2025, we had unrestricted cash of $67.9 million. We invest cash not required for immediate operational and capital expenditure needs in short-term money market instruments primarily with financial institutions where we determine our credit exposure is negligible. As operator of the Etame Marin block in Gabon, we enter into project-related activities on behalf of our working interest joint venture owners. We generally obtain advances from joint venture owners prior to significant funding commitments. Our cash on hand will be utilized, along with cash generated from operations, to fund our operations and capital expenditures.
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
Based on current expectations, we believe we have sufficient liquidity through our existing cash balances, cash flow from operations and our 2025 RBL Facility to support our current cash requirements during the next 12 months and beyond, including the FPSO refurbishment, drilling programs, as well as transaction expenses and capital and operational costs associated with our business segments' operations. However, our ability to generate sufficient cash flow from operations or fund any potential future acquisitions, consortiums, joint ventures or pay dividends for other similar transactions depends on operating and economic conditions, some of which are beyond our control. If additional capital is needed, we may not be able to obtain debt or equity financing on terms favorable to us, or at all. We are continuing to evaluate all uses of cash, including opportunistic acquisitions, and whether to pursue growth opportunities and whether such growth opportunities, additional sources of liquidity, including equity and/or debt financings, are appropriate to fund any such growth opportunities.
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
Abandonment Funding - Under the terms of the Etame PSC, we have a cash funding arrangement for the eventual abandonment of all offshore wells, platforms and facilities on the Etame Marin block. As a result of the extension of the Etame PSC, annual funding payments are spread over the periods from 2018 through 2028, under the applicable abandonment study. The amounts paid will be reimbursed through the Cost Account and are non-refundable. At June 30, 2025, the balance of the abandonment fund was $10.7 million ($6.3 million, net to Vaalco) on an undiscounted basis. The annual payments will be adjusted based on revisions in the abandonment estimate. This cash funding is reflected under “Other noncurrent assets” in the “Abandonment funding” line item of the unaudited condensed consolidated balance sheets. Future changes to the anticipated abandonment cost estimate could change the asset retirement obligation and the amount of future abandonment funding payments.
Capital Projects - In December 2024, Vaalco secured a rig for the 2025/26 drilling campaign at Etame and is currently finalizing locations and planning for the next drilling campaign, which is expected to begin near the end of the third quarter of 2025. In Egypt, additional drilling and completion activity is expected in the second half of 2025.
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
Financial Work Commitments - In Egypt, we also have financial work commitments of $50.0 million per each five-year period of the primary development term, commencing on February 1, 2020 for a total of $150 million over the 15 year license contract term. Through June 30, 2025, our financial work commitments have exceeded the five-year minimum $50 million threshold and any excess carries forward to offset against subsequent five-year commitments.
FPSO Maintenance – The Baobab FPSO arrived at the shipyard in Dubai ahead of schedule in mid-May for planned maintenance and upgrades. The FPSO refurbishment is now underway in the shipyard. The FPSO is expected to return to service in 2026.

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

U.S. Tariffs and Global Trade Policies – In 2025, the U.S. administration enacted sweeping trade legislation, including significant tariff increases on industrial goods, energy-related equipment, and certain critical minerals, with a stated intent to prioritize domestic manufacturing and energy security. While there is significant uncertainty as to the duration of these and any further tariffs, and the impacts these tariffs and any corresponding retaliatory tariffs will have on the oil and gas industry and on commodity prices, these tariffs, along with anticipated retaliatory measures from affected trading partners, have introduced new volatility into the global supply chain for energy infrastructure. While we do not maintain U.S. based production assets, our operations in Canada and on the continent of Africa rely on equipment, services, and materials that are often sourced, engineered, or consolidated through the United States or through U.S. aligned trading routes. As a result, we may experience increased costs and longer lead times for the procurement and delivery of drilling and production equipment, particularly if suppliers adjust pricing in response to increased duties or if we are required to diversify sourcing channels. These impacts could affect the timing, cost structure and execution risk of certain development activities, especially in frontier offshore environments.

Additionally, the evolving global trade environment may increase compliance complexity and affect the cost efficiency of international operations. Enhanced documentation requirements and new rules of origin associated with U.S. trade actions could impact our ability to efficiently move materials through international logistics hubs, such as those in Houston, Texas and could necessitate additional internal resources to maintain compliance.

Enactment of the One Big Beautiful Bill Act of 2025 – On July 4, 2025, the budget reconciliation bill known as the One Big Beautiful Bill Act of 2025 (“OBBBA”) was signed into law, which includes significant changes to federal tax law and other regulatory provisions that may impact the Company. Among other provisions, the OBBBA makes permanent key elements of the Tax Cuts and Jobs Act of 2017. We are currently evaluating the provisions of the OBBBA law and the potential effects on our financial position, results of operations, and cash flows, however we do not anticipate any material financial impact from the passage of the OBBBA.

Moreover, to the extent U.S. policy shifts create uncertainty in bilateral relations or disrupt traditional trade partnerships, there could be indirect effects on our ability to manage risk and maintain favorable operating conditions in host countries. While we continue to monitor the evolving regulatory and trade landscape, we cannot predict the full impact of current or future tariffs, trade restrictions or retaliatory actions on our operations, financial condition or future capital deployment decisions.

Commodity Prices – Historically, the markets for oil, natural gas and NGLs have been volatile. Oil, natural gas and NGLs prices are subject to wide fluctuations in supply and demand. Our cash flows from operations may be adversely impacted by volatility in crude oil and natural gas prices, a decrease in demand for crude oil, natural gas or NGLs and future production cuts by OPEC. In addition, recent U.S. energy policy changes that prioritize domestic production and energy security, including through tax credits and development incentives, may influence global supply dynamics and capital flows, potentially altering the competitive landscape for international assets.
ESG and Climate Change Effects – Sustainability matters continue to attract public, political, regulatory and scientific attention.

While 2025 has seen a deceleration in the adoption of sustainability-oriented regulation, particularly in the U.S., and a noticeable shift by some financial institutions away from explicitly “ESG” or “Net Zero” branded initiatives due to perceived political or reputational sensitivities, we believe the underlying trend of focusing on sustainability remains consistent. Long-term structural pressures, including stakeholder expectations, evolving global market standards, and transition-related investment priorities, continue to support the integration of sustainability considerations into corporate strategy and capital markets.

We expect continued required reporting attention on climate change issues and emissions of greenhouse gases (“GHG”), including methane (a primary component of natural gas) and carbon dioxide (a byproduct of crude oil and natural gas combustion) and freshwater use as and when the UK Government confirms that UK listed businesses shall be required to comply with IFRS S2 Climate-Related Disclosures. These requirements replace the Task Force on Climate-related Financial Disclosures (“TCFD”) reporting requirements noted below.
The attention to climate change and environmental stewardship coupled with increasing government incentives around renewable energy sources may result in demand shifts away from crude oil and natural gas products, higher regulatory and compliance costs, additional governmental investigations and private litigation against the oil and gas industry, including Vaalco. For example, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of GHGs. These efforts have included consideration of cap-and-trade programs, carbon taxes, voluntary efforts to reduce routine flaring, GHG reporting and tracking programs and regulations that directly limit GHG emissions from certain sources. In addition, institutional investors, proxy advisory firms and other industry participants continue to focus on environmental, social and governance (“ESG”) matters, including climate change. We expect that this heightened focus will continue to drive ESG efforts across our industry and influence investment and voting decisions, which for some investors may lead to less favorable sentiment towards carbon assets and diversion of investment to other industries.

Climate-Related Disclosures – On March 27, 2025, the SEC ended its defense of the final rules on climate-related disclosures, effectively withdrawing its support for the regulation. The rules, which were adopted in March 2024, require publicly traded companies to disclose climate-related risks and greenhouse gas emissions. The SEC's decision to end its defense was made after a change in administration and a shift in policy, with Acting Chairman Mark Uyeda expressing concerns about the rule's costs and intrusiveness. While the rules remain on hold pending legal challenges, the SEC's withdrawal of support signals a potential shift in direction for climate disclosure regulations. Despite this regulatory shift in the U.S., we remain committed to maintaining transparency and aligning with industry standards for similarly situated companies.
US activity notwithstanding, for the past three years, the Company has refined its reporting in line with the recommendations of the TCFD, which is recognized as the global standard in climate-related reporting and required by Vaalco to report against through its listing on the London Stock Exchange. The full TCFD report was included within the Company's 2024 Sustainability Report (rather than in the Annual Report on Form 10-K or in the annual report which was published in connection with the annual meeting), as the Sustainability Report details environmental, social and governance matters of which the TCFD report forms an important part. The 2024 Sustainability Report is available on the Company's website.

The Company considers itself aligned with both the TCFD's Governance and Strategy pillars and the recommendations therein. During 2025, the Company has made meaningful progress against certain of the underlying recommendations of the TCFD’s Governance and Strategy pillars and provides statements of intent to address these recommendations, including communicating its short-, mid- and long-range goals for emission reductions, beginning with its operated assets.

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
NEW ACCOUNTING STANDARDS
See Part I, Item 1, Note 2. New Accounting Standards to the unaudited condensed consolidated financial statements.
RESULTS OF OPERATIONS

Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024
Net income for the three months ended June 30, 2025 was $8.4 million compared to a net income of $28.2 million during the same period of 2024. See discussion below for changes in revenues and expenses.

Crude oil, natural gas and NGLs revenues decreased $19.9 million, or approximately 17%, to $96.9 million during the three months ended June 30, 2025 from $116.8 million during the same period in 2024. The revenue decrease is primarily attributable to lower revenues in our Côte d'Ivoire and Canada segments.

	Three Months Ended June 30,		Increase/(Decrease)
	2025	2024
	(in thousands)
Net crude oil, natural gas, and NGLs revenue	$96,893	$116,778	$(19,885)
Operating costs and expenses:
Production expense	40,393	52,446	(12,053)
Exploration expense	2,520	—	2,520
Depreciation, depletion and amortization	28,273	33,132	(4,859)
General and administrative expense	8,496	7,591	905
Credit losses and other	29	3,341	(3,312)
Total operating costs and expenses	79,711	96,510	(16,799)
Other operating income, net	—	132	(132)
Operating income	17,182	20,400	(3,218)
Other expense, net	(1,819)	17,054	(18,873)
Income before income taxes	15,363	37,454	(22,091)
Income tax expense	6,983	9,303	(2,320)
Net income	$8,380	$28,151	$(19,771)
The revenue changes in the three months ended June 30, 2025 compared to the same period in 2024 identified as related to changes in price or volume, are shown in the table below:

(in thousands)
Price	$(20,036)
Volume	50
Other(1)	101
(19,885)
(1) Other in the table above includes revenues attributed to carried interests.
The table below shows net production, sales volumes and realized prices for both periods.

	Three Months Ended June 30,
	2025	2024
Net crude oil, natural gas and NGLs production (MBoe)	1,543	1,874
Net crude oil, natural gas and NGLs sales (MBoe)	1,765	1,764

Average realized crude oil, natural gas and NGLs price ($/Boe)	$54.87	$66.22
Average Dated Brent spot price* ($/Bbl)	$68.07	$84.65
*Average of daily Dated Brent spot prices posted on the U.S. Energy Information Administration website.

Crude oil, natural gas and NGL revenues:

Gabon

Crude oil sales in Gabon are a function of the number and size of crude oil liftings in each year and thus crude oil sales do not always coincide with volumes produced in any given year. The Company’s Gabon segment contributed $58.6 million of revenue to the Company’s total revenue during the three months ended June 30, 2025, an increase of $4.9 million from the $53.7 million of revenue reported during the three months ended June 30, 2024. The increase in revenues is primarily due to a sales volume increase in Gabon from the 660 MBbls reported during the second quarter of 2024 to 900 MBbls for the three months ended June 30, 2025, offset by a lower average realized sales price received in Gabon of $65.02 per Bbl for three months ended June 30, 2025 compared to the $81.29 per Bbl average realized sales price received during the same period in 2024. Gabon's share of crude oil inventory, excluding royalty barrels, was approximately 54,776 barrels and 129,803 barrels at June 30, 2025 and 2024, respectively.

Egypt

Crude oil sales in Egypt are either sold to a third party via a cargo lifting or sold directly to the government, through EGPC. During the three months ended June 30, 2025, the oil sold in Egypt was through direct sales to EGPC. The Company’s Egypt segment contributed $33.3 million of revenue to the Company’s total revenue for the three months ended June 30, 2025, which is slightly lower than the $35.5 million of revenue reported during the three months ended June 30, 2024. The decrease in revenues was primarily due to a decrease in average realized sales price from $55.19 per Bbl during the three months ended June 30, 2024 to $48.01 per Bbl during the same period in 2025. Sales volumes in Egypt remained relatively consistent at 693 MBbls and 643 MBbls, during the three months ended June 30, 2025 and 2024, respectively.

Canada

Crude oil sales in Canada are normally sold through pipelines to a third party. The Company’s Canadian segment contributed $4.7 million of revenue to the Company’s total revenue for the three months ended June 30, 2025, or a decrease of $5.7 million compared to $10.4 million of revenue reported during the three months ended June 30, 2024. The decrease in revenues was primarily due to lower average realized sales price received of $27.35 per Boe during the three months ended June 30, 2025 compared to the $41.68 per Boe received during the same period in 2024. Sales volumes in Canada decreased during the three months ended June 30, 2025 to 172 MBoe in comparison to 249 MBoe in the same period in 2024.

Côte d'Ivoire

Crude oil sales in Côte d’Ivoire are sold through a marketing contract with an international oil trading company which offers the cargo shipments to buyers, mainly refineries, around the world. The Company's Côte d’Ivoire segment contributed $0.4 million of revenue to the Company’s total revenue during the three months ended June 30, 2025. As previously noted, the FPSO refurbishment is now underway in the shipyard. The FPSO is expected to return to service in 2026.

Production expenses decreased $12.1 million, or approximately 23%, for the three months ended June 30, 2025 to $40.4 million from $52.4 million for the same period in the prior year. The decrease was primarily driven by a reduction in production expenses in our Côte d’Ivoire segment. On a per barrel basis, production expense, excluding workover expense and stock compensation expense, for the three months ended June 30, 2025 decreased to $22.85 per barrel from $29.68 per barrel for the three months ended June 30, 2024.

Exploration expense for the three months ended June 30, 2025 of $2.5 million was attributable to the purchase of seismic data to be used in Block 705 in Cote d’Ivoire. There were no exploration costs incurred during the same period in 2024.

Depreciation, depletion and amortization costs decreased $4.9 million, or approximately 15%, for the three months ended June 30, 2025 to $28.3 million from $33.1 million during the same period in 2024. Since there was no production during the three months ended June 30, 2025 in Côte d’Ivoire, there was also no depletion expense recorded and therefore resulted in the decrease in the overall depletion expense for the period.

General and administrative expenses slightly increased $0.9 million, or 12%, for the three months ended June 30, 2025 to $8.5 million from $7.6 million during the same period in 2024. The increase in general and administrative expenses is primarily due to an increase in professional service fees, salaries and wages, and accounting and legal fees.

Credit losses and other decreased by approximately $3.3 million during the three months ended June 30, 2025 compared to the same period in 2024. The decrease in credit losses and other is primarily attributable to the higher allowance calculated during the second quarter of 2024 related to the Backdated Receivables, defined in Part I, Item 1, Note 10. Commitments and Contingencies to the unaudited condensed consolidated financial statements. The Backdated Receivables were settled as of March 31, 2025.

Derivative instruments gain (loss), net is attributable to our swaps and collars as discussed in Part I, Item 1, Note 8. Derivatives and Fair Value to the unaudited condensed consolidated financial statements. Derivative gain increased by $0.1 million to a gain of $0.4 million for the three months ended June 30, 2025 from a gain of $0.3 million during the same period in 2024. Derivative gains for the three months ended June 30, 2025 are a result of the decrease in the price of Dated Brent crude oil over the initial strike price per barrel of the option over the three months ended June 30, 2025. Our derivative instruments currently cover a portion of our production through July 2026 for oil and through March 2026 for natural gas.

Interest expense, net was $2.6 million for the three months ended June 30, 2025 compared to an expense of $1.1 million during the same period in 2024. The increase in net interest expense for the three months ended June 30, 2025 primarily resulted from an increase in our amortization of debt issue costs, commitment fees incurred and interest incurred on our borrowing under the 2025 RBL Facility, partially offset by interest income.

Other income (expense), net decreased by $2.3 million to an income of $0.4 million for the three months ended June 30, 2025 from a $2.0 million expense during the same period in 2024. Other income (expense), net, normally consists primarily of foreign currency gains and losses. However, during the three months ended June 30, 2024, there was a $1.7 million expense related to transactions costs associated with the Svenska acquisition.

Income tax expense (benefit) for the three months ended June 30, 2025 was an expense of $7.0 million which includes a $3.1 million favorable oil price adjustment as a result of the change in value of the government of Gabon's allocation of Profit Oil between the time it was produced and the time it was taken in-kind. After excluding this impact, income taxes were $10.1 million for the period. Income tax expense for the three months ended June 30, 2024 was an expense of $9.3 million. This expense is comprised of current tax expense of $10.4 million including a $1.1 million favorable oil price adjustment as a result of the change in value of the government of Gabon's allocation of Profit Oil between the time it was produced and the time it was taken in-kind. After excluding this impact, current income taxes were $10.4 million for the period.

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024
Net income for the six months ended June 30, 2025 was $16.1 million compared to a net income of $35.8 million during the same period of 2024. See discussion below for changes in revenues and expenses.
Crude oil, natural gas and NGLs revenues decreased $9.7 million, or approximately 4%, to $207.2 million during the six months ended June 30, 2025 from $216.9 million during the same period in 2024. The revenue decrease is primarily due to lower revenues in Egypt and Canada.

	Six Months Ended June 30,		Increase/(Decrease)
	2025	2024
	(in thousands)
Net crude oil, natural gas, and NGLs revenue	$207,222	$216,933	$(9,711)
Operating costs and expenses:
Production expense	85,198	84,535	663
Exploration expense	2,520	48	2,472
Depreciation, depletion and amortization	58,578	58,956	(378)
General and administrative expense	17,548	14,301	3,247
Credit losses and other	2	5,153	(5,151)
Total operating costs and expenses	163,846	162,993	853
Other operating expense, net	—	(34)	34
Operating income	43,376	53,906	(10,530)
Other income (expense), net	(4,199)	13,472	(17,671)
Income before income taxes	39,177	67,378	(28,201)
Income tax expense	23,066	31,541	(8,475)
Net income	$16,111	$35,837	$(19,726)

The revenue changes in the six months ended June 30, 2025 compared to the same period in 2024 identified as related to changes in price or volume, are shown in the table below:

(in thousands)
Price	$(24,948)
Volume	15,160
Other(1)	77
$(9,711)
(1) Other in the table above includes revenues attributed to carried interests.
The table below shows net production, sales volumes and realized prices for both periods.

	Six Months Ended June 30,
	2025	2024
Net crude oil, natural gas and NGLs production (MBoe)	3,142	3,406
Net crude oil, natural gas and NGLs sales (MBoe)	3,481	3,254

Average realized crude oil, natural gas and NGLs price ($/Boe)	$59.50	$66.67
Average Dated Brent spot price* ($/Bbl)	$72.03	$83.83
*Average of daily Dated Brent spot prices posted on the U.S. Energy Information Administration website.

Crude oil, natural gas and NGL revenues:

Gabon

Crude oil sales in Gabon are a function of the number and size of crude oil liftings in each year and thus crude oil sales do not always coincide with volumes produced in any given year. The Company’s Gabon segment contributed $110.8 million of revenue to the Company’s total revenue during the six months ended June 30, 2025, a slight decrease of $0.4 million from the $111.2 million of revenue reported during the six months ended June 30, 2024. The decrease in revenues is primarily due to the lower average realized sales price received in Gabon of $71.04 per Bbl for six months ended June 30, 2025 compared to $83.61 per Bbl average realized sales price received during the same period in 2024 offset by an increase in sales volume in Gabon to 1,558 MBbls for the six months ended June 30, 2025 from the 1,330 MBbls sales volume during the same period of 2024. Gabon's share of crude oil inventory, excluding royalty barrels, was approximately 54,776 barrels and 129,803 barrels at six months ended June 30, 2025 and 2024, respectively.

Egypt

Crude oil sales in Egypt are either sold to a third party via a cargo lifting or sold directly to the government, through EGPC. During the six months ended June 30, 2025, the oil sold in Egypt was through direct sales to EGPC. The Company’s Egypt segment contributed $67.2 million of revenue to the Company’s total revenue for the six months ended June 30, 2025, which is $5.2 million lower than the $72.4 million of revenue reported during the six months ended June 30, 2024. The decrease in revenues was primarily due to a decrease in average realized sales price from $56.43 per Bbl during the six months ended June 30, 2024 to $50.34 per Bbl during the same period in 2025. Sales volumes in Egypt remained relatively consistent at 1,334 MBbls and 1,284 MBbls during the six months ended June 30, 2025 and 2024, respectively.

Canada

Crude oil sales in Canada are normally sold through pipelines to a third party. The Company’s Canadian segment contributed $10.9 million of revenue to the Company’s total revenue for the six months ended June 30, 2025, or a decrease of $5.2 million, compared to $16.1 million of revenue reported during the six months ended June 30, 2024. The decrease in revenues was primarily due to lower average realized sales price received of $31.04 per Boe during the six months ended June 30, 2025 compared to $37.46 per Boe received during the same period in 2024. Sales volumes in Canada decreased during the six months ended June 30, 2025 to 351 MBoe in comparison to 429 MBoe in the same period in 2024.

Côte d'Ivoire

Crude oil sales in Côte d’Ivoire are sold through a marketing contract with an international oil trading company which offers the cargo shipments to buyers, mainly refineries, around the world. The Company's Côte d’Ivoire segment contributed $18.4 million of revenue to the Company’s total revenue for the six months ended June 30, 2025, or an increase of $1.2 million, compared to $17.2 million of revenue reported during the six months ended June 30, 2024. The increase in revenues was primarily due to an increase in sales volumes from 211 MBbls during six months ended June 30, 2024 to 238 MBbls during the same period in 2025. The increase in sales volumes is offset by lower average realized sales price received of $77.36 per Boe during the six months ended June 30, 2025 compared to $81.59 per Boe received during the same period in 2024.

Production expenses increased $0.7 million for the six months ended June 30, 2025 to $85.2 million from $84.5 million for the same period in the prior year. The increase was primarily driven by higher expenses in Gabon which includes customs costs of approximately $4.7 million and increased maintenance costs to enhance well productivity partially offset by a decrease in expenses in the Cote d’Ivoire segment. On a per barrel basis, production expense, excluding workover expense and stock compensation expense, for the six months ended June 30, 2025 decreased to $24.43 per barrel from $25.96 per barrel for the six months ended June 30, 2024.

Exploration expense for the six months ended June 30, 2025 of $2.5 million was attributable to the purchase of seismic data to be used in Block 705 in Cote d’Ivoire. Exploration costs incurred during the same period in 2024 was minimal.

Depreciation, depletion and amortization costs decreased $0.4 million, or approximately 1%, for the six months ended June 30, 2025 to $58.6 million from $59.0 million during the same period in 2024. The decrease in depreciation, depletion and amortization expense is primarily related to the lower depletable costs in Gabon and Egypt.

General and administrative expenses slightly increased $3.2 million, or 23%, for the six months ended June 30, 2025 to $17.5 million from $14.3 million during the same period in 2024. The increase in general and administrative expenses is primarily due to an increase in professional service fees, salaries and wages, and accounting and legal fees.

Credit losses and other decreased by approximately $5.2 million during the six months ended June 30, 2025 compared to the same period in 2024. The decrease in credit losses and other for the six months ended June 30, 2025, is primarily attributable to the higher allowance calculated during the first six months of 2024 related to the Backdated Receivables, defined in Part I, Item 1, Note 10. Commitments and Contingencies to the unaudited condensed consolidated financial statements. The Backdated Receivables were settled as of March 31, 2025.

Derivative instruments gain (loss), net is attributable to our swaps and collars as discussed in Part I, Item 1, Note 8. Derivatives and Fair Value to the unaudited condensed consolidated financial statements. Derivative loss decreased by $0.9 million to a gain of $0.3 million for the six months ended June 30, 2025 from a loss of $0.6 million during the same period in 2024. Derivative gains for the six months ended June 30, 2025 are a result of the decrease in the price of Dated Brent crude oil over the initial strike price per barrel of the option over the six months ended June 30, 2025. Our derivative instruments currently cover a portion of our production through July 2026 for oil and through March 2026 for gas.

Interest expense, net was $3.9 million for the six months ended June 30, 2025 compared to an expense of $2.1 million during the same period in 2024. The increase in net interest expense for the six months ended June 30, 2025 primarily resulted from an increase in our amortization of debt issue costs, commitment fees incurred and interest incurred on our borrowings under the 2025 RBL Facility, partially offset by interest income.

Other income (expense), net decreased by $3.1 million compared to an expense of $0.7 million for the six months ended June 30, 2025 from a $3.8 million expense during the same period in 2024. The decrease in other income (expense) was substantially due to transactions costs associated with the Svenska acquisition of $3.1 million that were incurred during the six months ended June 30, 2024.

Income tax expense (benefit) for the six months ended June 30, 2025 was an expense of $23.1 million which includes a $2.4 million favorable oil price adjustment as a result of the change in value of the government of Gabon's allocation of Profit Oil between the time it was produced and the time it was taken in-kind. After excluding this impact, income taxes were $25.4 million for the period. Income tax expense for the six months ended June 30, 2024 was an expense of $31.5 million. This expense is comprised of current tax expense of $26.4 million including a $0.6 million adverse oil price adjustment as a result of the change in value of the government of Gabon's allocation of Profit Oil between the time it was produced and the time it was taken in-kind. After excluding this impact, current income taxes were $30.9 million for the period.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
MARKET RISK
We are exposed to market risk, including the effects of adverse changes in commodity prices, foreign exchange rates and interest rates as described below.
FOREIGN EXCHANGE RISK
Our results of operations and financial condition are affected by currency exchange rates. While crude oil sales are denominated in U.S. dollars, portions of our costs in Gabon are denominated in the local currency (the “Central African CFA Franc” or “XAF”), and our VAT receivable as well as certain liabilities in Gabon are also denominated in XAF. A weakening U.S. dollar will have the effect of increasing costs while a strengthening U.S. dollar will have the effect of reducing costs. For our VAT receivable in Gabon, a strengthening U.S. dollar will have the effect of decreasing the value of this receivable resulting in foreign exchange losses, and vice versa. The Gabon local currency is tied to the Euro. The exchange rate between the Euro and the U.S. dollar has historically fluctuated in response to international political conditions, general economic conditions and other factors beyond our control. As of June 30, 2025, we had net monetary liabilities of $145.6 million (XAF $81.5 billion) denominated in XAF. Using month-end cash balances converted at month-end foreign exchange rates at June 30, 2025, we estimate that a 10% weakening of the CFA relative to the U.S. dollar would have a $13.2 million reduction in the value of these net liabilities. For the six months ended June 30, 2025, we had expenditures of approximately $48.1 million net to Vaalco), denominated in XAF.
Related to our Canadian operations, our currency exchange risk relates primarily to certain cash and cash equivalents, accounts receivable, lease obligations and accounts payable and accrued liabilities denominated in Canadian dollars. Using month-end cash balances converted at month-end foreign exchange rates at June 30, 2025, we estimate that a 10% decrease in the value of the Canadian dollar against the US dollar would decrease the value of the net assets for the three months ended June 30, 2025 by approximately $0.6 million. Conversely, a 10% increase in the value of the Canadian dollar against the US dollar would increase the value of the net assets for the six months ended June 30, 2025 by approximately $0.8 million.
We are also exposed to foreign currency exchange risk on cash balances denominated in Egyptian pounds. Some collections of accounts receivable from the Egyptian Government are received in Egyptian pounds, and while we are generally able to use the Egyptian pounds received on accounts payable denominated in Egyptian pounds, there remains foreign currency exchange risk exposure on Egyptian pound cash balances. Using month-end cash balances converted at month-end foreign exchange rates at June 30, 2025, we estimate that a 10% increase in the value of the Egyptian pound against the US dollar would increase the cash value for the six months ended June 30, 2025 by $7.5 million. Conversely, a 10% decrease in the value of the Egyptian pound against the US dollar would decrease our US dollar cash value for the six months ended June 30, 2025 by $6.1 million.
In Côte d'Ivoire, our currency exchange risk also relates primarily to certain cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities denominated in Swedish Krona. We estimate that a 10% increase in the value of the Swedish Krona against the US dollar would increase the value of the net liabilities for the six months ended June 30, 2025 by approximately $9.7 million. Conversely, a 10% decrease in the value of the Swedish Krona against the US dollar would decrease the value of the net liabilities for the six months ended June 30, 2025 by approximately $7.9 million.
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
At June 30, 2025, the Company had open commodity derivative contracts covering our anticipated future production as follows:

		Settlement Period
Instrument	Index	July 2025 to September 2025	October 2025 to December 2025	January 2026 to March 2026	April 2026 to June 2026
Crude oil:
Swaps	Dated Brent
Total volumes (Bbls)		100,000	—	—	—
Weighted average fixed price ($/Bbl)		$65.45	$—	$—	$—

Collars	Dated Brent
Total volumes (Bbls)		405,000	480,000	400,000	360,000
Weighted average floor price ($/Bbl)		$63.02	$60.83	$62.29	$61.88
Weighted average ceiling price ($/Bbl)		$74.36	$67.81	$68.63	$67.95

Natural Gas:
Swaps	AECO 7A
Total volumes (GJs)(a)		342,000	114,000	—	—
Weighted average fixed price (CAD/GJ)		$2.15	$2.15	$—	$—
(a) One gigajoule (GJ) equals one billion joules (J). A gigajoule of natural gas is approximately 25.5 cubic meters standard conditions.

The table below presents commodity swaps entered into subsequent to June 30, 2025.

		Settlement Period
Instrument	Index	October 2025 to December 2025	January 2026 to March 2026	July 2026
Crude oil:
Collars	Dated Brent
Total volumes (Bbls)		—	—	75,000
Weighted average floor price ($/Bbl)		$—	$—	$65.00
Weighted average ceiling price ($/Bbl)		$—	$—	$71.00
Natural Gas:
Swaps	AECO 7A
Total volumes (GJs)(a)		100,000	150,000	—
Weighted average fixed price (CAD/GJ)		$2.86	$2.86	$—
a) One gigajoule (GJ) equals one billion joules (J). A gigajoule of natural gas is approximately 25.5 cubic meters standard conditions.

Oil and gas properties are assessed for impairment annually as well as whenever events or changes in circumstances indicate that a property’s carrying amount may not be recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company would estimate the fair value of its properties and record an impairment charge for any excess of the carrying amount of the properties over the estimated fair value of the properties. Factors used to estimate fair value may include estimates of proved reserves, estimated future commodity prices, future production estimates, and anticipated capital and operating expenditures, using a commensurate discount rate. Unfavorable changes in any of these assumptions could result in a reduction in undiscounted future cash flows and could indicate property impairment. Uncertainties related to the primary assumptions could affect the timing of an impairment. In most cases, the assumption that generates the most variability in undiscounted future net cash flows is future oil and gas prices. We observed volatility in commodity prices during the three months and six months ended June 30, 2025, however, no triggering events were identified and therefore no impairment was recorded at June 30, 2025. However, further decline in commodity prices will result in declined future cash flows which would lead to oil and gas properties to be at risk for future impairment.
It is also reasonably possible that prolonged low or further decline in commodity prices, negative reserve revisions, changes to the Company's drilling plans in response to lower prices or increases in drilling or operating costs would result in material future impairment charges.
If crude oil sales were to remain constant at the most recent annual sales volumes, a $5 per Bbl decrease in crude oil price would decrease our revenues and operating income or increase our operating loss for the six months ended June 30, 2025 as follows:

	2025 Sales Volumes (Mbls)	Decrease in Revenues (In Millions)	Decrease in Operating Income (Increase in Operating Loss) (In Millions)
Gabon	1,558	$7.8	$7.0
Egypt	1,334	$6.7	$4.0
Côte d'Ivoire	238	$1.2	$0.6
Canada	351	$1.8	$1.4
Consolidated	3,481
With respect to our crude oil sales in Gabon, Egypt and Côte d'Ivoire the price received are based on Dated Brent prices plus or minus a differential. With respect to our crude oil and NGLs sales in Canada, the prices received are based on NYMEX WTI (West Texas Intermediate) prices plus or minus a differential. Natural gas sales are based on Canadian index price whose price is based, in part, on the NYMEX Henry Hub Natural Gas futures contracts. Egypt production is based on Dated Brent prices, less a quality differential and is shared with the Egyptian government. When the price of oil increases, it takes fewer barrels to recover costs (cost oil or cost recovery barrels) which are assigned 100% to the Company.
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
INTEREST RATE RISK

As of June 30, 2025, our primary exposure to interest rate risk resulted from our $60.0 million of outstanding borrowings under our 2025 RBL Facility. The borrowing accrues interest at a rate of 10.8% per annum which is based on the Term SOFR plus the applicable margin of 6.5% per annum. We currently do not hedge our interest rate exposure. We estimate that a 10% increase in the applicable average interest rates during the time from the date the debt was drawn through June 30, 2025 would have resulted in an increase in interest expense of $0.06 million. There were no outstanding borrowings during the year ended December 31, 2024. Additionally, changes in market interest rates could impact interest costs associated with any future indebtedness.
ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, including our Principal Executive Officer and Principal Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on the evaluation of our disclosure controls and procedures, our Principal Executive Officer and Principal Financial Officer have concluded that, as a result of material weaknesses in our internal control over financial reporting identified in connection with the preparation and audit of our consolidated financial statements for the year ended December 31, 2024, our disclosure controls and procedures were not effective as of June 30, 2025.
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
After giving full consideration to the material weakness, and the additional analyses and other procedures we performed to ensure that our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared in accordance with GAAP, our management has concluded that our unaudited condensed consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with GAAP. We have developed and are implementing a remediation plan for the material weakness, which is described below.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Except for the activities taken related to the remediation of the material weaknesses described above, there have been no changes in our internal control over financial reporting during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

We are subject to litigation claims and governmental and regulatory proceedings arising in the ordinary course of business. While we cannot predict the occurrence or outcome of these proceedings with certainty, it is management’s opinion that all claims and litigation we are currently involved in are not likely to have a material adverse effect on our unaudited condensed consolidated financial position, cash flows or results of operations.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sale of Equity Securities
There were no sales of unregistered securities during the three months ended June 30, 2025 that were not previously reported on a Current Report on Form 8-K.
ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

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

10.1(a)*	Form of Restricted Stock Award Agreement under the VAALCO Energy, Inc. 2020 Long Term Incentive Plan
31.1(a)	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.
31.2(a)	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.
32.1(b)	Sarbanes-Oxley Section 906 certification of Principal Executive Officer.
32.2(b)	Sarbanes-Oxley Section 906 certification of Principal Financial Officer.
101.INS(a)	Inline XBRL Instance Document.
101.SCH(a)	Inline XBRL Taxonomy Schema Document.
101.CAL(a)	Inline XBRL Calculation Linkbase Document.
101.DEF(a)	Inline XBRL Definition Linkbase Document.
101.LAB(a)	Inline XBRL Label Linkbase Document.
101.PRE(a)	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).
___________________________________
(a)Filed herewith
(b)Furnished herewith
* Management contract or compensatory plan or arrangement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
VAALCO ENERGY, INC.
(Registrant)

By:	/s/ Ronald Bain
Ronald Bain Chief Financial Officer (Duly authorized officer and Principal Financial Officer)
Dated: August 11, 2025