Form 10-Q
period 2025-09-30
VAALCO ENERGY INC /DE/
filed 2025-11-10
CIK 894627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐   No  ☒
As of November 4, 2025, there were outstanding 104,258,253 shares of common stock, $0.10 par value per share, of the registrant.

VAALCO ENERGY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

VAALCO ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	As of September 30, 2025	As of December 31, 2024
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$23,984	$82,650
Restricted cash	203	143
Receivables:
Trade, net of allowances for credit loss and other of $0.2 million and $0.2 million, respectively	109,473	94,778
Accounts with joint venture owners, net of allowance for credit losses of $2.5 million and $1.5 million, respectively	6,665	179
Egypt receivables and other	2,726	35,763
Crude oil inventory	8,958	9,441
Prepayments and other	21,729	14,973
Total current assets	173,738	237,927
Crude oil, natural gas and NGLs properties and equipment, net	623,736	538,103
Other noncurrent assets:
Restricted cash	1,659	8,665
Value added tax and other receivables, net of allowances for credit loss and other of $0.4 million and $0.8 million, respectively	6,550	10,094
Right of use operating lease assets	14,364	17,254
Right of use finance lease assets	72,031	79,849
Deferred tax assets	44,304	55,581
Abandonment funding	6,268	6,268
Other long-term assets	7,783	1,209
Total assets	$950,433	$954,950
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,007	$11,756
Accounts with joint venture owners	1,489	3,324
Accrued liabilities and other	107,317	107,710
Operating lease liabilities - current portion	4,002	3,512
Finance lease liabilities - current portion	12,649	13,383
Foreign income taxes payable	23,774	42,043
Total current liabilities	166,238	181,728
Asset retirement obligations	84,259	78,592
Operating lease liabilities - net of current portion	10,862	13,903
Finance lease liabilities - net of current portion	60,235	67,377
Deferred tax liabilities	62,966	93,904
Long-term debt	60,000	—
Other long-term liabilities	—	17,863
Total liabilities	444,560	453,367
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, $25 par value; 500,000 shares authorized, none issued	—	—
Common stock,$0.10 par value; 160,000,000 shares authorized, 123,017,656 and 122,304,124 shares issued, 104,258,253 and 103,743,163 shares outstanding, respectively	12,302	12,230
Additional paid-in capital	367,023	362,578
Accumulated other comprehensive loss	(1,885)	(4,962)
Less treasury stock, 18,759,403 and 18,560,931 shares, respectively, at cost	(78,733)	(78,024)
Retained earnings	207,166	209,761
Total shareholders' equity	505,873	501,583
Total liabilities and shareholders' equity	$950,433	$954,950
See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except per share amounts)
Revenues:
Crude oil, natural gas and natural gas liquids sales	$61,007	$140,334	$268,230	$357,267
Operating costs and expenses:
Production expense	29,872	42,324	115,070	126,859
Exploration expense	353	—	2,873	48
Depreciation, depletion and amortization	20,555	47,031	79,133	105,987
General and administrative expense	8,845	6,929	26,393	21,230
Credit losses and other	484	69	485	5,222
Total operating costs and expenses	60,109	96,353	223,954	259,346
Other operating income, net	—	102	—	68
Operating income	898	44,083	44,276	97,989
Other income (expense):
Derivative instruments gain (loss), net	(1,093)	210	(767)	(380)
Interest expense, net	(2,333)	(588)	(6,199)	(2,640)
Bargain purchase gain	—	—	—	19,898
Other income (expense), net	33	(141)	(628)	(3,925)
Total other income (expense), net	(3,393)	(519)	(7,594)	12,953
Income (loss) before income taxes	(2,495)	43,564	36,682	110,942
Income tax expense (benefit)	(3,596)	32,574	19,470	64,115
Net income	$1,101	$10,990	$17,212	$46,827
Other comprehensive income (loss)
Currency translation adjustments	(1,799)	1,655	3,077	(1,867)
Comprehensive income (loss)	$(698)	$12,645	$20,289	$44,960

Basic net income per share:
Net income per share	$0.01	$0.10	$0.16	$0.45
Basic weighted average shares outstanding	104,258	103,743	103,986	103,644
Diluted net income per share:
Net income per share	$0.01	$0.10	$0.16	$0.45
Diluted weighted average shares outstanding	104,283	103,842	104,010	103,728
See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Common Shares Issued	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total
	(in thousands)
Balance at January 1, 2025	122,304	(18,561)	$12,230	$362,578	$(4,962)	$(78,024)	$209,761	$501,583
Shares issued - stock-based compensation	116	—	12	(12)	—	—	—	—
Stock-based compensation expense	—	—	—	1,389	—	—	—	1,389
Treasury stock	—	(40)	—	—	—	(155)	—	(155)
Dividend distributions	—	—	—	—	—	—	(6,570)	(6,570)
Other comprehensive income	—	—	—	—	117	—	—	117
Net income	—	—	—	—	—	—	7,730	7,730
Balance at March 31, 2025	122,420	(18,601)	$12,242	$363,955	$(4,845)	$(78,179)	$210,921	$504,094
Shares issued - stock-based compensation	598	—	60	(60)	—	—	—	—
Stock-based compensation expense	—	—	—	1,437	—	—	—	1,437
Treasury stock	—	(158)	—	—	—	(554)	—	(554)
Dividend distributions	—	—	—	—	—	—	(6,557)	(6,557)
Other comprehensive income	—	—	—	—	4,759	—	—	4,759
Net income	—	—	—	—	—	—	8,380	8,380
Balance at June 30, 2025	123,018	(18,759)	$12,302	$365,332	$(86)	$(78,733)	$212,744	$511,559
Stock-based compensation expense	—	—	—	1,691	—	—	—	1,691
Dividend distributions	—	—	—	—	—	—	(6,679)	(6,679)
Other comprehensive loss	—	—	—	—	(1,799)	—	—	(1,799)
Net income	—	—	—	—	—	—	1,101	1,101
Balance at September 30, 2025	123,018	(18,759)	$12,302	$367,023	$(1,885)	$(78,733)	$207,166	$505,873

See notes to unaudited condensed consolidated financial statements.

	Common Shares Issued	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total
	(in thousands)
Balance at January 1, 2024	121,398	(17,051)	$12,140	$357,498	$2,880	$(71,222)	$177,486	$478,782
Shares issued - stock-based compensation	543	—	54	393	—	—	—	447
Stock-based compensation expense	—	—	—	936	—	—	—	936
Treasury stock	—	(1,434)	—	—	—	(6,344)	—	(6,344)
Dividend distributions	—	—	—	—	—	—	(6,463)	(6,463)
Other comprehensive loss	—	—	—	—	(2,454)	—	—	(2,454)
Net income	—	—	—	—	—	—	7,686	7,686
Balance at March 31, 2024	121,941	(18,485)	$12,194	$358,827	$426	$(77,566)	$178,709	$472,590
Shares issued - stock-based compensation	364	—	36	(36)	—	—	—	—
Stock-based compensation expense	—	—	—	1,012	—	—	—	1,012
Treasury stock	—	(76)	—	—	—	(458)	—	(458)
Dividend distributions	—	—	—	—	—	—	(6,579)	(6,579)
Other comprehensive loss	—	—	—	—	(1,068)	—	—	(1,068)
Net income	—	—	—	—	—	—	28,151	28,151
Balance at June 30, 2024	122,305	(18,561)	12,230	$359,803	(642)	$(78,024)	200,281	$493,648
Stock-based compensation expense	—	—	—	1,344	—	—	—	1,344
Dividend distributions	—	—	—	—	—	—	(6,605)	(6,605)
Other comprehensive loss	—	—	—	—	1,655	—	—	1,655
Net income	—	—	—	—	—	—	10,990	10,990
Balance at September 30, 2024	122,305	(18,561)	$12,230	$361,147	$1,013	$(78,024)	$204,666	$501,032
See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,212	$46,827
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	79,133	105,987
Bargain purchase gain	—	(19,898)
Amortization of deferred financing costs	809	—
Deferred tax benefit	(19,569)	(7,762)
Unrealized foreign exchange gain	(347)	(613)
Stock-based compensation expense	4,683	3,208
Derivative instruments loss, net	767	209
Cash settlements paid on matured derivative contracts, net	(141)	(15)
Credit losses and other	485	5,304
Equipment and other expensed in operations	3,937	1,589
Change in operating assets and liabilities:
Trade receivables, net	(23,772)	(39,456)
Accounts with joint venture owners, net	(4,292)	(4,739)
Egypt receivables and other, net	32,159	(394)
Crude oil inventory	483	12,153
Prepayments and other	(7,258)	(1,847)
Value added tax and other receivables	5,643	(5,713)
Other long-term assets	—	1,808
Accounts payable	7,120	(9,034)
Foreign income taxes payable	(18,328)	24,327
Accrued liabilities and other	(11,230)	(42,756)
Net cash provided by operating activities	67,494	69,185
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(152,728)	(61,530)
Cash acquired in business combination, net of cash paid	—	412
Acquisition of oil and gas properties	(3,034)	—
Net cash used in investing activities	(155,762)	(61,118)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuances of common stock	—	447
Proceeds from borrowings	60,000	—
Dividend distribution	(19,807)	(19,647)
Payments for treasury shares	(709)	(6,803)
Deferred financing costs paid	(7,100)	—
Payments of finance lease	(9,781)	(6,261)
Net cash provided by (used in) in financing activities	22,603	(32,264)
Effects of exchange rate changes on cash	53	(4)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(65,612)	(24,201)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	97,726	129,178
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$32,114	$104,977
See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTAL DISCLOSURES (Unaudited)

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Supplemental disclosure of cash flow information:
Income taxes paid in-kind with crude oil	$32,263	$—
Interest paid, net of amounts capitalized	$5,043	$4,900
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment additions incurred but not paid at end of period	$1,260	$8,894
Recognition of right-of-use finance lease assets and liabilities	$2,372	$—
Recognition of right-of-use operating lease assets and liabilities	$—	$2,035
Asset retirement obligation revisions	$58	$15,796
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
The following table provides an analysis of the change of the aggregate credit loss allowance and other allowances.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Balance at beginning of period	$(2,556)	$(12,604)	$(2,554)	$(6,029)
Credit losses and other	(288)	(69)	(925)	(5,222)
Credit recoveries and other	(196)	—	439	—
Reversal of allowance resulting from the settlement of the related receivable	—	11,200	—	11,200
Foreign currency loss	—	(425)	—	(1,847)
Balance at end of period	$(3,040)	$(1,898)	$(3,040)	$(1,898)

Fair Value of Derivative Instruments – The following table, set forth by level within the fair value hierarchy, shows the Company’s derivatives that were accounted for at fair value as of September 30, 2025 and December 31, 2024.

		As of September 30, 2025
	Balance Sheet Line	Level 1	Level 2	Level 3	Total
		(in thousands)
Assets
Derivative asset	Prepayments and other	$—	$89	$—	$89
		$—	$89	$—	$89
Liabilities
Derivative liability	Accrued liabilities and other	$—	$613	$—	$613
		$—	$613	$—	$613

		As of December 31, 2024
	Balance Sheet Line	Level 1	Level 2	Level 3	Total
		(in thousands)
Assets
Derivative asset	Prepayments and other	$—	$119	$—	$119
Derivative asset, noncurrent	Other long term assets	$—	$1,209	$—	$1,209
		$—	$1,328	$—	$1,328
Liabilities
Derivative liability	Accrued liabilities and other	$—	$17	$—	$17
		$—	$17	$—	$17
The Company’s commodity price derivatives primarily represent crude oil collar contracts and fixed price swap contracts and differential swap contracts. The asset and liability measurements for the Company’s commodity price derivative contracts are determined using Level 2 inputs. The asset and liability values attributable to the Company’s commodity price derivatives were determined based on inputs that include, but not limited to, the contractual price of the underlying position, current market prices, crude oil forward curves, discount rates, and volatility factors.

2. NEW ACCOUNTING STANDARDS

Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued new guidance to improve income tax disclosures to provide information to assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The rules became effective for annual periods beginning after December 15, 2024. The standard modifies required income tax disclosures. This ASU is not expected to have a material impact on our consolidated financial statements other than increased disclosure requirements.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU introduces a practical expedient and, for non-public business entities, an accounting policy election to simplify the application of credit loss guidance to short-term receivables and contract assets by allowing consideration of post-balance-sheet collections. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU to our notes to the consolidated financial statements and processes.
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

Svenska Acquisition

On April 30, 2024, the Company completed the acquisition of all of the issued shares in the capital of Svenska Petroleum Exploration Aktiebolag, a company incorporated in Sweden (the “Svenska Acquisition”). The total purchase price consideration was $40.2 million and was funded with Vaalco’s cash-on-hand. Cash acquired in the business combination included $31.8 million of cash and cash equivalents as well as restricted cash of $8.8 million which nets to $0.4 million cash received on the business combination within the purchase price allocation.

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

4. SEGMENT INFORMATION

The Company’s operations are based in Gabon, Egypt, Côte d'Ivoire, Canada, Nigeria and Equatorial Guinea. Each of the reportable operating segments are organized and managed based upon geographic location. The Company’s Chief Executive Officer, who is the chief operating decision maker (“CODM”), evaluates segment performance based on the operation of each geographic segment separately primarily based on Operating income (loss) and allocates financial and capital resources for each segment predominantly in the annual budget and forecasting process. The CODM also considers budget-to-actual variances on a quarterly basis for the performance measure when making decisions about allocating capital and personnel to the segments.

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

Segment activity of continuing operations for the three and nine months ended September 30, 2025 and 2024, as well as long-lived assets and segment assets at September 30, 2025 and December 31, 2024 are as follows:

	Three Months Ended September 30, 2025
(in thousands)	Gabon	Egypt	Canada	Equatorial Guinea	Côte d'Ivoire	Corporate and Other	Total
Revenues:
Crude oil, natural gas and natural gas liquids sales	$21,271	$35,696	$4,040	$—	$—	$—	$61,007
Operating costs and expenses:
Production expense	12,092	13,767	1,922	587	1,504	—	29,872
Exploration expense	167	—	—	—	186	—	353
Depreciation, depletion and amortization	7,145	9,308	2,832	—	861	409	20,555
General and administrative expense	779	296	46	63	572	7,089	8,845
Credit losses and other	196	—	—	288	—	—	484
Total operating costs and expenses	20,379	23,371	4,800	938	3,123	7,498	60,109
Operating income (loss)	892	12,325	(760)	(938)	(3,123)	(7,498)	898
Other income (expense):
Derivative instruments loss, net	—	—	—	—	—	(1,093)	(1,093)
Interest expense, net	(809)	(184)	—	—	(1,085)	(255)	(2,333)
Other income (expense), net	(154)	80	(60)	3	242	(78)	33
Total other income (expense), net	(963)	(104)	(60)	3	(843)	(1,426)	(3,393)
Income (loss) before income taxes	(71)	12,221	(820)	(935)	(3,966)	(8,924)	(2,495)
Income tax (benefit) expense	(3,902)	5,671	—	—	(5,077)	(288)	(3,596)
Net income (loss)	3,831	6,550	(820)	(935)	1,111	(8,636)	1,101
Consolidated capital expenditures	$14,074	$7,113	$490	$(61)	$33,484	$309	$55,409

	Nine Months Ended September 30, 2025
(in thousands)	Gabon	Egypt	Canada	Equatorial Guinea	Côte d'Ivoire	Corporate and Other	Total
Revenues:
Crude oil, natural gas and natural gas liquids sales	$132,026	$102,873	$14,935	$—	$18,396	$—	$268,230
Operating costs and expenses:
Production expense	59,746	38,898	6,533	1,274	8,618	1	115,070
Exploration expense	167	—	—	—	2,706	—	2,873
Depreciation, depletion and amortization	33,239	26,579	9,382	—	9,249	684	79,133
General and administrative expense	1,224	399	77	212	1,435	23,046	26,393
Credit (recovery) losses and other	(440)	—	—	925	—	—	485
Total operating costs and expenses	93,936	65,876	15,992	2,411	22,008	23,731	223,954
Operating income (loss)	38,090	36,997	(1,057)	(2,411)	(3,612)	(23,731)	44,276
Other income (expense):
Derivative instruments loss, net	—	—	—	—	—	(767)	(767)
Interest expense, net	(2,680)	(608)	—	—	(2,373)	(538)	(6,199)
Other income (expense), net	(917)	141	338	(2)	181	(369)	(628)
Total other income (expense), net	(3,597)	(467)	338	(2)	(2,192)	(1,674)	(7,594)
Income (loss) before income taxes	34,493	36,530	(719)	(2,413)	(5,804)	(25,405)	36,682
Income tax (benefit) expense	10,341	14,201	—	—	(15,312)	10,240	19,470
Net income (loss)	$24,152	$22,329	$(719)	$(2,413)	$9,508	$(35,645)	$17,212
Consolidated capital expenditures	$30,379	$20,954	$2,006	$499	$93,425	$326	$147,589

	Three Months Ended September 30, 2024
(in thousands)	Gabon	Egypt	Canada	Equatorial Guinea	Cote d'Ivoire	Corporate and Other	Total
Revenues:
Crude oil, natural gas and natural gas liquids sales	$47,608	$34,544	$8,387	$—	$49,795	$—	$140,334
Operating costs and expenses:
Production expense	13,932	12,477	3,015	195	12,701	4	42,324
Exploration expense	—	—	—	—	—	—	—
Depreciation, depletion and amortization	12,796	8,729	6,106	—	19,184	216	47,031
General and administrative expense	241	(79)	(4)	62	1,061	5,648	6,929
Credit losses and other	—	—	—	69	—	—	69
Total operating costs and expenses	26,969	21,127	9,117	326	32,946	5,868	96,353
Other operating income, net	—	—	102	—	—	—	102
Operating income (loss)	20,639	13,417	(628)	(326)	16,849	(5,868)	44,083
Other income (expense):
Derivative instruments gain (loss), net	—	—	—	—	(169)	379	210
Interest (expense) income, net	(964)	(360)	—	—	2,029	(1,293)	(588)
Bargain Purchase Gain	—	—	—	—	—	—	—
Other income (expense), net	(72)	(101)	669	(4)	(37)	(597)	(141)
Total other income (expense), net	(1,036)	(461)	670	(4)	1,823	(1,511)	(519)
Income (loss) before income taxes	19,603	12,956	42	(330)	18,672	(7,379)	43,564
Income tax expense	12,932	3,613	—	—	8,454	7,575	32,574
Net income (loss)	$6,671	$9,343	$42	$(330)	$10,218	$(14,953)	$10,990
Consolidated capital expenditures	$8,859	$1,698	$3,014	$38	$11,158	$1,839	26,606

	Nine Months Ended September 30, 2024
(in thousands)	Gabon	Egypt	Canada	Equatorial Guinea	Côte d'Ivoire	Corporate and Other	Total
Revenues:
Crude oil, natural gas and natural gas liquids sales	$158,786	$106,986	$24,460	$—	$67,035	$—	$357,267
Operating costs and expenses:
Production expense	49,131	38,652	8,753	712	29,606	5	126,859
Exploration expense	—	48	—	—	—	—	48
Depreciation, depletion and amortization	39,591	25,481	15,297	—	25,233	385	105,987
General and administrative expense	1,194	297	(119)	233	1,185	18,440	21,230
Credit losses and other	20	4,812	—	390	—	—	5,222
Total operating costs and expenses	89,936	69,290	23,931	1,335	56,024	18,830	259,346
Other operating income (expense), net	(34)	—	102	—	—	—	68
Operating income (loss)	68,816	37,696	631	(1,335)	11,011	(18,830)	97,989
Other income (expense):
Derivative instruments loss, net	—	—	—	—	(169)	(211)	(380)
Interest (expense) income, net	(3,439)	(1,120)	38	—	489	1,392	(2,640)
Bargain purchase gain	—	—	—	—	—	19,898	19,898
Other income (expense), net	(303)	(101)	674	(2)	(338)	(3,856)	(3,925)
Total other income (expense), net	(3,742)	(1,221)	713	(2)	(18)	17,223	12,953
Income (loss) before income taxes	65,074	36,475	1,344	(1,337)	10,993	(1,608)	110,942
Income tax expense	38,956	19,395	—	—	5,404	360	64,115
Net income (loss)	$26,118	$17,080	$1,344	$(1,337)	$5,589	$(1,967)	$46,827
Consolidated capital expenditures	$20,248	$7,894	$22,728	$38	$18,310	$3,840	$73,058

(in thousands)	Gabon	Egypt	Canada	Equatorial Guinea	Côte d'Ivoire	Corporate and Other	Total
Long-lived assets:
As of September 30, 2025	$158,534	$143,504	$101,256	$11,140	$204,546	$4,756	$623,736
As of December 31, 2024	$153,576	$149,129	$104,891	$10,641	$114,756	$5,110	$538,103

(in thousands)	Gabon	Egypt	Canada	Equatorial Guinea	Côte d'Ivoire	Corporate and Other	Total
Total assets:
As of September 30, 2025	$290,380	$258,128	$105,756	$13,547	$237,578	$45,044	$950,433
As of December 31, 2024	$300,568	$269,905	$113,310	$12,331	$187,264	$71,572	$954,950

5. EARNINGS PER SHARE
Basic earnings per share (“EPS”) is calculated using the average number of shares of common stock outstanding during each period. For the calculation of diluted shares, the Company assumes that restricted stock is outstanding on the date of vesting, and the Company assumes the issuance of shares from the exercise of stock options using the treasury stock method.
A reconciliation of reported net income to net income used in calculating EPS as well as a reconciliation from basic to diluted shares follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Net income (numerator):
Net income	$1,101	$10,990	$17,212	$46,827
Income attributable to unvested shares	7	(145)	(319)	(491)
Numerator for basic	1,108	10,845	16,893	46,336
Loss attributable to unvested shares	—	—	—	—
Numerator for dilutive	$1,108	$10,845	$16,893	$46,336

Weighted average shares (denominator):
Basic weighted average shares outstanding	104,258	103,743	103,986	103,644
Effect of dilutive securities	25	99	24	84
Diluted weighted average shares outstanding	104,283	103,842	104,010	103,728
Stock options and unvested restricted stock grants excluded from dilutive calculation because they would be antidilutive	1,030	734	1,049	437
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
Our share of royalties are paid out of the government's share of production. Additionally, the income tax to which the Contractor is subject (“Profit Oil Tax”) is deemed to have been paid to the host government as part of the payment of Profit Oil or is captured in the entitled share of Profit Oil production paid in-kind to the host government, and therefore no additional tax burden is due. Under this arrangement taxation is based on a set percentage of average daily production volume.
Gabon

The following table presents revenues from contracts with customers as well as revenues associated with the obligations under the Etame PSC.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues from customer contracts:	(in thousands)
Sales under the COSPA or COSMA(1)	$24,287	$54,933	$121,722	$182,048
Gabonese government share of Profit Oil taken in-kind	—	—	30,394	—
Carried interest recoupment	495	652	561	1,826
Royalties	(3,511)	(7,977)	(20,651)	(25,088)
Net revenues	$21,271	$47,608	$132,026	$158,786
(1) Crude oil sales and purchase agreements (“COSPAs”) or crude oil sales and marketing agreements (“COSMA or COSMAs”).
With respect to the government’s share of Profit Oil, the Etame PSC provides that corporate income tax is satisfied through the payment of Profit Oil. In the unaudited condensed consolidated statements of operations and comprehensive income, the government’s share of revenues from Profit Oil is reported in revenues with a corresponding amount reflected in the current provision for income tax expense. Payments of the income tax expense are reported in the period that the government takes its Profit Oil in-kind, which is the period in which it lifts the crude oil. As of September 30, 2025 and December 31, 2024, the Company had $23.4 million and $40.0 million, of foreign income tax payable, respectively.
Egypt
The following table presents revenues in Egypt from contracts with customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues from customer contracts:	(in thousands)
Gross sales	$58,271	$63,432	$171,115	$191,938
Royalties	(22,392)	(28,714)	(67,731)	(84,550)
Selling costs	(183)	(174)	(511)	(402)
Net revenues	$35,696	$34,544	$102,873	$106,986

Canada
The following table presents revenues in Canada from contracts with customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues from customer contracts:	(in thousands)
Oil revenue	$3,278	$8,039	$12,354	$21,739
Gas revenue	196	224	1,404	1,429
NGL revenue	1,386	1,984	4,405	5,835
Other revenue	32	24	119	70
Royalties	(666)	(1,533)	(2,688)	(3,801)
Selling costs	(186)	(351)	(659)	(812)
Net revenues	$4,040	$8,387	$14,935	$24,460
Côte d'Ivoire
Revenues from contracts with customers are generated from sales in Côte d'Ivoire pursuant to crude oil sales and purchase agreements and revenues are recognized when a lifting is completed.
The following table presents revenues in Cote d'Ivoire from contracts with customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues from customer contracts:	(in thousands)
Sales under the sales and purchase agreements	$—	$49,795	$16,527	$67,035
Cote d'Ivoire government share of Profit Oil taken in-kind	—	—	1,869	—
Net revenues	$—	$49,795	$18,396	$67,035
Similar to Gabon, the government’s share of Profit Oil attributable to the Company’s equity interest is reported in revenues with a corresponding amount reflected in the current provision for income tax expense. In addition, under the terms of the Côte d'Ivoire PSC, the tax payments to the Ivorian Government are deemed satisfied by its share of the Profit Oil. Payments of the income tax expense are reported in the period that the government takes its Profit Oil in-kind, which is the period in which it lifts the crude oil. As of September 30, 2025 and December 31, 2024, the Company had $0.4 million and $1.7 million of foreign income tax payable, respectively.
Information about the Company’s most significant customers
For the three and nine months ended September 30, 2025 and 2024, our revenue concentration by major customers are shown on the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Gabon	100%	100%	100%	100%
Egypt	100%	100%	100%	100%
Côte d'Ivoire	—%	100%	100%	100%
Canada	49%, 18% and 18%	59%, 22% and 16%	53%, 20% and 15%	44%, 30% and 21%

7. CRUDE OIL, NATURAL GAS AND NGLs PROPERTIES AND EQUIPMENT, NET
The Company’s crude oil, natural gas and NGLs properties and equipment is comprised of the following:

	As of September 30, 2025	As of December 31, 2024
	(in thousands)
Crude oil, natural gas and NGLs properties and equipment, net
Wells, platforms and other production facilities	$1,627,851	$1,593,243
Work-in-progress	143,598	44,517
Unproved properties	66,954	60,761
Capitalized equipment, spare parts and other	92,850	75,581
	1,931,253	1,774,102
Accumulated depreciation, depletion, amortization and impairment	(1,307,517)	(1,235,999)
Crude oil, natural gas and NGLs properties and equipment, net	$623,736	$538,103
8. DERIVATIVES
We have entered into derivative contracts primarily with counterparties that are also lenders under the 2025 RBL Facility (defined below) to hedge price risk associated with a portion of our oil, natural gas and NGLs production. Pricing for these derivative contracts is based on certain market indexes and prices at our primary sales points. See table below for the list of outstanding contracts as of September 30, 2025:

		Settlement Period
Instrument	Index	October 2025 to December 2025	January 2026 to March 2026	April 2026 to June 2026	July 2026 to September 2026
Crude oil:
Collars	Dated Brent
Total volumes (Bbls)		480,000	400,000	360,000	75,000
Weighted average floor price ($/Bbl)		$60.83	$62.29	$61.88	$65.00
Weighted average ceiling price ($/Bbl)		$67.81	$68.63	$67.95	$71.00

Natural Gas:
Swaps	AECO 7A
Total volumes (GJs)(a)		214,000	150,000	—	—
Weighted average fixed price (CAD/GJ)		$2.48	$2.86	$—	$—
(a) One gigajoule (GJ) equals one billion joules (J). A gigajoule of natural gas is approximately 25.5 cubic meters standard conditions.

The following table sets forth the gain (loss) on derivative instruments on the Company’s unaudited condensed consolidated statements of operations and comprehensive income:

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Item	Statements of Operations Line	2025	2024	2025	2024
		(in thousands)		(in thousands)
Commodity derivatives	Cash settlements received (paid) on matured derivative contracts, net	$(355)	$18	$(141)	$(15)
	Unrealized gain (loss)	(738)	192	(626)	(365)
	Derivative instruments gain (loss), net	$(1,093)	$210	$(767)	$(380)

9. CURRENT ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other balances were comprised of the following:

	As of September 30, 2025	As of December 31, 2024
	(in thousands)
Accrued accounts payable invoices	$39,395	$48,913
State oil liability	18,244	19,616
Accrued capital expenditures	17,759	8,923
Egypt modernization payable	9,742	9,933
Gabon contractual obligations	8,193	6,977
Accrued wages and other compensation	6,014	4,956
Seismic data	2,485	2,455
Asset retirement obligation, current portion	92	1,174
Other	5,393	4,763
Total accrued liabilities and other	$107,317	$107,710
10. COMMITMENTS AND CONTINGENCIES
Abandonment funding
Under the terms of the Etame PSC, the Company has a cash funding arrangement for the eventual abandonment of all offshore wells, platforms and facilities on the Etame Marin block. At September 30, 2025, $10.7 million ($6.3 million, net to Vaalco) of the abandonment fund has been funded on an undiscounted basis. The annual payments will be adjusted based on revisions in the abandonment estimate. This cash funding is reflected under “Other noncurrent assets” in the “Abandonment funding” line item of the unaudited condensed consolidated balance sheets. Future changes to the anticipated abandonment cost estimate could change the asset retirement obligation and the amount of future abandonment funding payments.
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
Merged Concession Agreement
The Company is a party to the Merged Concession Agreement with the Egyptian General Petroleum Corporation (“EGPC”). In accordance with the Merged Concession Agreement, the Company is required to make a $10.0 million annual modernization payment to EGPC each year through February 1, 2026. The $10.0 million modernization payment due February 1, 2025 was fully offset against receivables owed to the Company from EGPC. On the unaudited condensed consolidated balance sheet as of September 30, 2025, the remaining modernization payment liability of $9.7 million was recorded in the line item “Accrued liabilities and other.”
The Company also has minimum financial work commitments of $50 million per each five-year period of the primary development term, commencing on February 1, 2020 for a total of $150 million over the 15-year license contract term. Through September 30, 2025, the Company's financial work commitments have exceeded the five-year minimum $50 million threshold and any excess carries forward to offset against subsequent five-year commitments.

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

Drilling Rig Commitment
The Company entered into a bareboat charter agreement (the “Bareboat Charter”) during the fourth quarter of 2024 to charter a drilling rig for its drilling program in Gabon that is expected to commence during the fourth quarter of 2025. Pursuant to the Bareboat Charter, the Company also entered into a service agreement with a third party for purposes of maintaining and operating the drilling rig on its behalf. The Bareboat Charter is expected to commence once the mobilization of the drilling rig towards the Company’s first well has commenced and has a noncancellable period of 300 days plus five single well options. The Bareboat Charter stipulates fixed day rates and other variable payments.
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
As of September 30, 2025, there were $60.0 million of outstanding borrowings under the 2025 RBL Facility. There were no outstanding borrowings as of December 31, 2024.
In addition, as of September 30, 2025 and December 31, 2024, we were in compliance with all of our debt covenants.
2025 RBL Facility

On March 4, 2025, the Company and certain of its subsidiaries (the “Vaalco Energy Group”), entered into a reserves-based facility agreement (the “2025 Facility Agreement”) providing for a senior secured reserve-based revolving credit facility (the “2025 RBL Facility”) with The Standard Bank of South Africa Limited (acting through its Corporate and Investment Banking Division) as agent and security agent, The Standard Bank of South Africa Limited, Isle of Man Branch and the other financial institutions named in the 2025 Facility Agreement (the “Lenders”), providing for the 2025 RBL Facility.

The 2025 RBL Facility had initial aggregate commitments of $190.0 million (the “Initial Total Commitments”) as of March 4, 2025, with an initial borrowing base of $182.0 million. In accordance with the conditions that were met subsequent to entering into the 2025 Facility Agreement, the initial borrowing base was increased to $184.0 million in April 2025. The Initial Total Commitments originally would reduce semi-annually by $19.0 million starting from September 30, 2026. The borrowing base amount is calculated pursuant to the 2025 Facility Agreement and redetermined on March 31 and September 30 of each year beginning June 30, 2025 and in certain circumstances, other interim triggers set out in the 2025 Facility Agreement. The Company may, at any time prior to the date falling 30 months from the date of the 2025 Facility Agreement and subject to the conditions and process set out in the 2025 Facility Agreement, give notice to the agent to increase the Initial Total Commitment up to a maximum amount of $300.0 million. On June 30, 2025, the initial borrowing base redetermination was completed pursuant to the terms of the RBL Facility Agreement, which resulted in an increase to the borrowing base from $184.0 million to $186.6 million. As of September 30, 2025, we had $190.0 million of aggregate facility commitments and $126.6 million of available borrowing capacity under the 2025 RBL Facility.

Effective October 17, 2025, the Lenders unanimously approved an increase in the Company’s borrowing base under the 2025 RBL Facility from $186.6 million to $190.0 million after the Company completed its semi-annual borrowing base redetermination process. In addition, the Lenders approved to (i) extend the first date on which the Initial Total Commitments will be reduced from September 30, 2026 to March 31, 2027, and (ii) update the semi-annual commitment reduction amounts from $19.0 million to $10.0 million on March 31, 2027, and $22.5 million starting on September 30, 2027.

In addition, on November 7, 2025, subject to certain conditions precedent, certain existing Lenders under the 2025 RBL Facility agreed to increase their initial commitment effective January 23, 2026 (the “Effective Increase Date”) so that the aggregate borrowing base under the 2025 RBL Facility as of the Effective Increase Date would increase from

$190.0 million to $240.0 million. The increase in commitments was undertaken with the existing accordion feature included in the 2025 RBL Facility.

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

The 2025 Facility Agreement contains certain financial covenants, including that, beginning on June 30, 2025 and then as of each March 31 and September 30 until the Final Maturity Date, the ratio of Total Net Indebtedness to EBITDAX (each defined in the 2025 Facility Agreement) for the trailing 12 months shall not exceed 3.0x. Additionally, following the Baobab FPSO renovation completion date, the debt service coverage ratio for the trailing 12 months commencing on the day immediately following each March 31 and September 30 (and any interim redetermination date) until the Final Maturity Date shall be at least 1.2:1. The Company also provides a liquidity forecast for the Vaalco Energy Group which shall demonstrate that the total corporate sources equal or exceed the total corporate uses. The liquidity forecast is delivered quarterly during the Baobab FPSO renovation period and otherwise on each redetermination of the banking case and any proposed distribution.

The Company is required to pay a quarterly commitment fee equal to (i) 35% per annum of the Applicable Margin on the daily amount of the difference (if any) by which the borrowing base amount exceeds the then-outstanding amount of loans, plus (ii) 20% per annum of the Applicable Margin on the daily amount by which the then-total commitments exceeds the higher of the total outstanding amount of loans and the borrowing base amount. The Company is also required to pay customary technical and modelling bank fees, agency fees and security agent fees. The 2025 Facility Agreement also contains customary information covenants as well as affirmative and negative covenants subject to customary threshold and materiality which include, among others, compliance with laws (including environmental laws, sanctions and anti-corruption laws), delivery of quarterly and annual financial statements and compliance certificates, no change of business, no merger and maintenance of corporate existence, field preservations and related contracts relating to the borrowing base assets, maintenance of insurance, entry into certain derivatives contracts which are regulated by the 2025 Facility Agreement and the hedging policy, restrictions on the incurrence of liens, indebtedness, asset dispositions, acquisitions, restricted payments, entry into offtake agreements and other customary covenants. If the aggregate borrowings exceeds 35% of the lower of (a) the available total commitments and (b) the applicable borrowing base amount, we are also required to enter into commodity price hedge positions covering certain volumes of anticipated future production set out in the banking case. There are other covenants that make the Company’s ability to pay dividends and to enter into certain acquisitions and disposition transactions subject to certain conditions. These covenants are subject to a number of limitations and exceptions.

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
The foreign taxes payable are attributable to Gabon and Côte d'Ivoire as of September 30, 2025 and 2024.
The Company’s effective tax rate for the three months ended September 30, 2025, and 2024, excluding the impact of discrete items, was (81.21)% and 64.85%, respectively. The Company’s effective tax rate for the nine months ended September 30, 2025 and 2024, excluding the impact of discrete items, was 59.48% and 59.10%, respectively. For the three and nine months ended September 30, 2025 and 2024, the Company’s overall effective tax rate was primarily impacted by tax rates in foreign jurisdictions higher than the US statutory rate and by non-deductible items associated with operations.

For the three months ended September 30, 2025, the income tax benefit of $3.6 million includes a $3.9 million favorable oil price adjustment as a result of the change in value of the government of Gabon's allocation of Profit Oil between the time it was produced and the time it was taken in-kind. After excluding this impact, income taxes were $0.3 million for the period. For the nine months ended September 30, 2025, the income tax expense of $19.5 million includes a $6.4 million favorable oil price adjustment as a result of the change in value of the government of Gabon's allocation of Profit Oil between the time it was produced and the time it was taken in-kind. After excluding this impact, income taxes were $25.9 million for the period.

As of September 30, 2025, the Company had no material uncertain tax positions. The Company’s policy is to recognize potential interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Enactment of the One Big Beautiful Bill Act of 2025

On July 4, 2025, the budget reconciliation bill known as the One Big Beautiful Bill Act of 2025 (“OBBBA”) was signed into law, which includes significant changes to federal tax law and other regulatory provisions that may impact the Company. Among other provisions, the OBBBA makes permanent key elements of the Tax Cuts and Jobs Act of 2017. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The impact of provisions effective in 2025 are not material and the Company is still assessing the impact of provisions that are not yet effective.
13. RELATED PARTY TRANSACTIONS
The Company has entered into various agreements with related parties. The Company paid approximately $0.1 million and $0.2 million to these related parties for the three and nine months ended September 30, 2025, respectively. The amounts were primarily for contract engineering services paid to an entity owned and controlled by a related party of an officer of the Company.
14. OTHER COMPREHENSIVE INCOME (LOSS)
The functional currency of our Canadian segment is the Canadian Dollar. All of the Company’s other comprehensive income arises from the currency translation of our Canadian segment to USD.

The components of accumulated other comprehensive income are as follows:

Currency Translation Adjustments
(in thousands)
Balance at December 31, 2024	$(4,962)
Amounts reclassified from accumulated other comprehensive income (loss)	117
Balance at March 31, 2025	(4,845)
Amounts reclassified from accumulated other comprehensive income (loss)	4,759
Balance at June 30, 2025	(86)
Amounts reclassified from accumulated other comprehensive income (loss)	(1,799)
Balance at September 30, 2025	$(1,885)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and may also include forward-looking information within the meaning defined under applicable Canadian securities laws (collectively, “forward-looking statements”), which are intended to be covered by the safe harbors created by those laws. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, included in this Quarterly Report that address activities, events or developments that we expect or anticipate may occur in the future, including, without limitation, statements regarding our financial position, operating performance and results, reserve quantities and net present values, market prices, business strategy, derivative activities, the amount and nature of capital expenditures, payment of dividends and plans and objectives of management for future operations are forward-looking statements. When we use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “forecast,” “outlook,” “aim,” “target,” “will,” “could,” “should,” “may,” “likely,” “plan” and “probably” or the negative of such terms or similar expressions, we are making forward-looking statements. Many risks and uncertainties that could affect our future results and could cause results to differ materially from those expressed in our forward-looking statements include, but are not limited to:
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
•general economic conditions, including any future economic downturn, the impact of inflation, and disruption in financial credit and other disruptions resulting from geo-political events such as the Russian invasion of Ukraine, conflicts in the Middle East, and trade tensions between the U.S. and China;
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

RECENT DEVELOPMENTS

Quarterly Cash Dividends

The Company paid a quarterly cash dividend of $0.0625 per share of common stock for the third quarter of 2025 ($0.25 annualized) on September 19, 2025 to stockholders of record at the close of business on August 22, 2025. The Company also announced its next quarterly cash dividend of $0.0625 per share of common stock for the fourth quarter of 2025 ($0.25 annualized) to be paid on December 24, 2025 to stockholders of record at close of business on November 21, 2025. Payment of future dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including current financial condition, the tax impact of repatriating cash, operating results and current and anticipated cash needs.

Recent Operational Updates

Gabon

The Company secured a drilling rig in December 2024 in conjunction with its 2025/2026 drilling program, which is expected to begin during the fourth quarter of 2025, once the drilling rig completes its current commitments. The program includes drilling multiple development wells, and appraisal or exploration wells, and perform workovers, with options to drill additional wells. We plan to drill wells at both the Etame platform and at its Seent platform, as well as a re-drill and a number of workovers in the Ebouri field to access production and reserves that were previously removed from proved reserves due to the presence of hydrogen sulfide.

In July 2025, the Company performed planned, staged shutdowns of the Gabon platforms to perform safety inspections and necessary maintenance to increase the integrity and reliability of the assets. This is the first full field maintenance shutdown that the Company has performed since the new Floating Storage and Offloading vessel (“FSO”) was brought online in 2022. All fields were successfully brought back online and the planned turnaround was completed on budget and with no safety or environmental incidents.

Egypt

The current drilling campaign in Egypt began in December 2024 and has continued through the third quarter of 2025. During the third quarter of 2025, four development wells were drilled in the Eastern Desert, of which three were completed during the same period and the fourth well was completed in October 2025. Also, during the third quarter of 2025, we drilled one exploration well in the Western Desert which was completed in October 2025. Additionally, continuous well interventions, workovers and optimization activities were carried out throughout the third quarter of 2025 to enhance production levels.

Canada

In 2025, the Company decided to defer the drilling of additional wells in Canada based on a reassessment of capital allocation priorities across the portfolio and to ensure that investment is directed toward projects with the highest expected returns. Therefore, the Canadian division is looking towards lower-cost optimization projects to enhance productivity by year-end.

Côte d'Ivoire

As part of the planned dry dock refurbishment, the Baobab FPSO ceased hydrocarbon production on January 31, 2025 and the final lifting of crude oil from the FPSO took place in February 2025. The vessel departed from the field in late March 2025 and arrived at the shipyard in Dubai ahead of schedule in mid-May 2025. The FPSO refurbishment is progressing well and has now been underway for the last five months in the shipyard. A rig has been secured for significant development drilling which is expected to begin in 2026 after the FPSO returns to service, bringing meaningful additions to production from the main Baobab field in CI-40. The Company is also evaluating the anticipated impact of the potential future development of the Kossipo field, which is also on the CI-40 license.

Equatorial Guinea

We own a 60% working interest in an undeveloped portion of Block P offshore Equatorial Guinea where we are the designated operator. We have an existing plan of development of the Venus field discovery on Block P, which focuses on key areas of drilling evaluations, facilities design, market inquiries and metocean review. The Company has completed the initial Front End Engineering and Design study that confirmed the viability of the development concept and is currently evaluating alternative technical solutions which may deliver enhanced economic value.

CAPITAL RESOURCES AND LIQUIDITY
Cash Flows
Our cash flows for the nine months ended September 30, 2025 and 2024 are as follows:

	Nine Months Ended September 30,
	2025	2024	Change in 2025 over 2024
	(in thousands)
Net cash provided by operating activities before changes in operating assets and liabilities	$86,969	$134,521	$(47,552)
Net change in operating assets and liabilities	(19,475)	(65,336)	45,861
Net cash provided by operating activities	67,494	69,185	$(1,691)

Net cash used in investing activities	(155,762)	(61,118)	(94,644)

Net cash provided by (used in) financing activities	22,603	(32,264)	54,867
Effects of exchange rate changes on cash	53	(4)	57
Net change in cash, cash equivalents and restricted cash	$(65,612)	$(24,201)	$(41,411)
The $1.7 million decrease in net cash provided by operating activities during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was driven primarily by changes in operating assets and liabilities during the period. The net increase in changes provided by operating assets and liabilities of $45.9 million for the nine months ended September 30, 2025 compared to the same period of 2024 was primarily related to the overall decrease in accrued liabilities and accounts payable, decrease in trade receivables due to the settlement of the Egypt backdated receivables and improvement of trade receivables, value added tax and other receivables. The favorable changes in the cash flows from operating activities are offset primarily by a decrease in foreign taxes payable.

The $94.6 million change in net cash used in investing activities during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, was due to costs associated with the development drilling programs in Egypt, as well as maintenance, project costs and long lead items for Gabon and Côte d'Ivoire. For the nine months ended September 30, 2024, cash used in investing activities was due to capital spending costs associated with the development drilling programs in Egypt and Canada not exceeding prior year expenditures along with reduced current year expenditures for Gabon. In addition, Vaalco used $40.2 million in cash for the acquisition of Svenska which is offset by the cash received from Svenska in the amount of $40.6 million.

Net cash provided by financing activities during the nine months ended September 30, 2025 primarily consists of $60.0 million in proceeds from borrowings under the 2025 RBL Facility, offset by cash used of $19.8 million for dividend distributions, $7.1 million of payments for deferred financing costs and $9.8 million of principal payments on our finance leases. For the nine months ended September 30, 2024, cash used in financing activities included $19.6 million for dividend distributions, $6.8 million for treasury stock repurchases made under our stock repurchase plan or as a result of tax withholding on options exercised and on vested restricted stock, and $6.3 million of principal payments on our finance leases partially offset by $0.4 in proceeds from options exercised.

Capital Expenditures
For the nine months ended September 30, 2025, we had accrual basis capital expenditures of $147.6 million compared to $73.1 million accrual basis capital expenditures for the same period in 2024. For the nine months ended September 30, 2025, our cash spending primarily related to the new wells drilled as part of the drilling campaign in Egypt as well as expenditures associated with the refurbishment of the FPSO in Côte d'Ivoire. During the same period in 2024, our cash spending primarily related to the Svenska acquisition as well as payments for the 2024 drilling campaigns in both Egypt and Canada.
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
Due to the inherent volatility in crude oil prices, we use commodity derivative instruments such as swaps, costless collars and put options to hedge price risk associated with a portion of our anticipated crude oil and gas production. These instruments allow us to reduce, but not eliminate, the potential effects of variability in cash flow from operations due to fluctuations in commodity prices. The instruments provide only partial protection against declines in crude oil and gas prices and may limit our potential gains from future increases in prices. None of these instruments are used for trading purposes. We do not speculate on commodity prices, but rather attempt to hedge physical production by individual hydrocarbon product in order to protect returns. The counterparty to our derivative swap transactions was a major oil company’s trading subsidiary, and our costless collars are with Glencore. We have not designated any of our derivative contracts as fair value or cash flow hedges. The changes in fair value of the contracts are included in the unaudited condensed consolidated statements of operations and other comprehensive income. We record such derivative instruments as assets or liabilities in the unaudited condensed consolidated balance sheets. Our 2025 RBL Facility requires us to enter into commodity price hedge positions establishing certain minimum fixed prices for anticipated future production. See Part I, Item 1, Note 8. Derivatives to the unaudited condensed consolidated financial statements for further discussion.
Cash on Hand
At September 30, 2025, we had unrestricted cash of $24.0 million. We invest cash not required for immediate operational and capital expenditure needs in short-term money market instruments primarily with financial institutions where we determine our credit exposure is negligible. As operator of the Etame Marin block in Gabon, we enter into project-related activities on behalf of our working interest joint venture owners. We generally obtain advances from joint venture owners prior to significant funding commitments. Our cash on hand will be utilized, along with cash generated from operations, to fund our operations and capital expenditures.
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
Based on current expectations, we believe we have sufficient liquidity through our existing cash balances, cash flow from operations and our 2025 RBL Facility to support our current cash requirements during the next 12 months and beyond, including the FPSO refurbishment, drilling programs, dividend payments, Merged Concession Agreement, abandonment funding, as well as transaction expenses and capital and operational costs associated with our business segments' operations. However, our ability to generate sufficient cash flow from operations or fund any potential future acquisitions, consortiums, joint ventures or pay dividends for other similar transactions depends on operating and economic conditions, some of which are beyond our control. If additional capital is needed, we may not be able to obtain debt or equity financing on terms favorable to us, or at all. We are continuing to evaluate all uses of cash, including opportunistic acquisitions, and whether to pursue growth opportunities and whether such growth opportunities, additional sources of liquidity, including equity and/or debt financings, are appropriate to fund any such growth opportunities.
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
Abandonment Funding - Under the terms of the Etame PSC, we have a cash funding arrangement for the eventual abandonment of all offshore wells, platforms and facilities on the Etame Marin block. As a result of the extension of the Etame PSC, annual funding payments are spread over the periods from 2018 through 2028, under the applicable abandonment study. The amounts paid will be reimbursed through the Cost Account and are non-refundable. At September 30, 2025, the balance of the abandonment fund was $10.7 million ($6.3 million, net to Vaalco) on an undiscounted basis. The annual payments will be adjusted based on revisions in the abandonment estimate. This cash funding is reflected under “Other noncurrent assets” in the “Abandonment funding” line item of the unaudited condensed consolidated balance sheets. Future changes to the anticipated abandonment cost estimate could change the asset retirement obligation and the amount of future abandonment funding payments.
Capital Projects - In December 2024, Vaalco secured a rig for the 2025/26 drilling campaign at Etame and is currently finalizing locations and planning for the next drilling campaign, which is expected to begin during the fourth quarter of 2025. In Egypt, additional drilling and completion activities are expected to continue during the last quarter of 2025.
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
Financial Work Commitments - In Egypt, we also have financial work commitments of $50.0 million per each five-year period of the primary development term, commencing on February 1, 2020 for a total of $150 million over the 15 year license contract term. Through September 30, 2025, our financial work commitments have exceeded the five-year minimum $50 million threshold and any excess carries forward to offset against subsequent five-year commitments.
FPSO Maintenance – The Baobab FPSO arrived at the shipyard in Dubai ahead of schedule in mid-May for planned maintenance and upgrades. The FPSO refurbishment is now underway in the shipyard. The FPSO is expected to return to service in 2026.
Drilling Rig Commitment - The Company entered into a bareboat charter agreement (the “Bareboat Charter”) during the fourth quarter of 2024 to charter a drilling rig for its drilling program in Gabon that is expected to commence during the fourth quarter of 2025. Pursuant to the Bareboat Charter, the Company also entered into a service agreement with a third party for purposes of maintaining and operating the drilling rig on its behalf. The Bareboat Charter is expected to commence once the mobilization of the drilling rig towards the Company’s first well has commenced and has a noncancellable period of 300 days plus five single well options. The Bareboat Charter stipulates fixed day rates and other variable payments.

Trends and Uncertainties

Geopolitical Conflict and Other Market Forces – The Company continues to monitor geopolitical developments globally, and specifically in Europe, the Middle East, Africa, and North America, where they have the potential to impact operational continuity and market dynamics. On October 9, 2025, Israel, Hamas, the United States and other countries in the region agreed to a framework for a ceasefire in Gaza between Israel and Hamas, which if sustained, could reduce regional instability in the Eastern Mediterranean, and improve security conditions affecting Egypt operations and related energy supply chains. However, whether the ceasefire will be sustained or will result in a lasting de-escalation of tensions in the region is unknown. Additionally, geopolitical tensions and localized disruptions persist in parts of West Africa, where we hold significant producing and development interests, require ongoing vigilance regarding political, economic, and security risks.

Additionally, global market forces including inflation, supply chain constraints due to lingering impacts from conflicts such as the Russia-Ukraine war, and shifts in U.S. trade policy including tariffs on energy-related goods, continue to increase costs and extend lead times for equipment and materials essential to drilling and production activities. These factors could affect project timing, cost structures, and overall operational efficiency. The Company also notes ongoing volatility in commodity prices driven by dynamic supply and demand fundamentals, energy transition policies, and broader macroeconomic uncertainties. Vaalco actively manages exposure to these risks through operational flexibility, diversified sourcing, and prudent financial planning to safeguard long-term growth and value creation.

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

Additionally, the evolving global trade environment may increase compliance complexity and affect the cost efficiency of international operations. Enhanced documentation requirements and new rules of origin associated with U.S. trade actions could impact our ability to efficiently move materials through international logistics hubs, such as those in Houston, Texas and could necessitate additional internal resources to maintain compliance. These complexities necessitate additional internal resources to ensure sustained compliance and efficient material flow.

The broader geopolitical trade environment, including retaliatory tariffs and ongoing trade tensions with key partners, continues to inject volatility into the global supply network, necessitating vigilant risk management and strategic sourcing to mitigate operational disruptions and cost impacts.

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

Climate-Related Disclosures – On March 27, 2025, the SEC ended its defense of the final rules on climate-related disclosures, effectively withdrawing its support for the regulation. The rules, which were adopted in March 2024, require publicly traded companies to disclose climate-related risks and greenhouse gas emissions. The SEC's decision to end its defense was made after a change in administration and a shift in policy, with Acting Chairman Mark Uyeda expressing concerns about the rule's costs and intrusiveness. While the rules remain on hold pending legal challenges, which, as of September 2025, have been held in abeyance by the Eighth Circuit Court of Appeals until such time as the SEC reconsiders the challenged rules by notice-and-comment rulemaking or renews its defense of the rules, the SEC's withdrawal of support signals a potential shift in direction for climate disclosure regulations. Despite this regulatory shift in the U.S., we remain committed to maintaining transparency and aligning with industry standards for similarly situated companies.
U.S. activity notwithstanding, for the past three years, the Company has refined its reporting in line with the recommendations of the Task Force on Climate-Related Disclosures (“TCFD”), which is recognized as the global standard in climate-related reporting and required by Vaalco to report against through its listing on the London Stock Exchange. The full TCFD report was included within the Company's 2024 Sustainability Report (rather than in the Annual Report on Form 10-K or in the annual report which was published in connection with the annual meeting), as the Sustainability Report details environmental, social and governance matters of which the TCFD report forms an important part. The 2024 Sustainability Report is available on the Company's website.
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

In June 2025, the UK government advanced its endorsement process for sustainability reporting standards by publishing exposure drafts for UK Sustainability Reporting Standards (“UK SRS”) S1 and S2, derived from the International Financial Reporting Standards (“IFRS”) S1 and S2 frameworks, and initiated a public consultation scheduled to conclude in autumn 2025. Pending final government approval and subsequent Financial Conduct Authority (FCA) rulemaking, UK listed businesses will be subject to phased implementation starting with climate-related disclosures, excluding Scope 3 greenhouse gas emissions in the first period, transitioning to full coverage in subsequent years. The UK approach eliminates fixed commencement dates and offers regulatory flexibility, with transitional reliefs supporting issuer compliance and a “climate-first” methodology for initial reports, ensuring a measured shift from existing TCFD requirements to the new UK SRS/IFRS-aligned disclosure regime. UK listed entities are advised to prepare for mandatory reporting in line with IFRS S1 and S2, anticipated from accounting periods beginning in 2026, subject to the outcomes of the consultation and final government direction.

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
NEW ACCOUNTING STANDARDS
See Part I, Item 1, Note 2. New Accounting Standards to the unaudited condensed consolidated financial statements.
RESULTS OF OPERATIONS

Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024
Net income for the three months ended September 30, 2025 was $1.1 million compared to a net income of $11.0 million during the same period of 2024. See discussion below for changes in revenues and expenses.
Crude oil, natural gas and NGLs revenues decreased $79.3 million, or approximately 57%, to $61.0 million during the three months ended September 30, 2025 from $140.3 million during the same period in 2024. The revenue decrease is primarily attributable to lower revenues in our Côte d'Ivoire and Canada segments.

	Three Months Ended September 30,		Increase/(Decrease)
	2025	2024
	(in thousands)
Net crude oil, natural gas, and NGLs revenue	$61,007	$140,334	$(79,327)
Operating costs and expenses:
Production expense	29,872	42,324	(12,452)
Exploration expense	353	—	353
Depreciation, depletion and amortization	20,555	47,031	(26,476)
General and administrative expense	8,845	6,929	1,916
Credit losses and other	484	69	415
Total operating costs and expenses	60,109	96,353	(36,244)
Other operating income, net	—	102	(102)
Operating income	898	44,083	(43,185)
Other expense, net	(3,393)	(519)	(2,874)
Income before income taxes	(2,495)	43,564	(46,059)
Income tax expense	(3,596)	32,574	(36,170)
Net income	$1,101	$10,990	$(9,889)

The revenue changes in the three months ended September 30, 2025 compared to the same period in 2024 identified as related to changes in price or volume, are shown in the table below:

(in thousands)
Price	$(16,704)
Volume	(62,369)
Other(1)	(254)
(79,327)
(1) Other in the table above includes revenues attributed to carried interests.
The table below shows net production, sales volumes and realized prices for both periods.

	Three Months Ended September 30,
	2025	2024
Net crude oil, natural gas and NGLs production (MBoe)	1,417	2,004
Net crude oil, natural gas and NGLs sales (MBoe)	1,180	2,134

Average realized crude oil, natural gas and NGLs price ($/Boe)	$51.26	$65.41
Average Dated Brent spot price* ($/Bbl)	$69.04	$80.01
*Average of daily Dated Brent spot prices posted on the U.S. Energy Information Administration website.

Crude oil, natural gas and NGL revenues:

Gabon

Crude oil sales in Gabon are a function of the number and size of crude oil liftings in each year and thus crude oil sales do not always coincide with volumes produced in any given year. The Company’s Gabon segment contributed $21.3 million of revenue to the Company’s total revenue during the three months ended September 30, 2025, a decrease of $26.3 million from the $47.6 million of revenue reported during the three months ended September 30, 2024. The decrease in revenues is primarily due to a sales volume decrease in Gabon from the 617 MBbls reported during the third quarter of 2024 to 333 MBbls for the three months ended September 30, 2025 combined with a lower average realized sales price received in Gabon of $62.40 per Bbl for three months ended September 30, 2025 compared to the $77.16 per Bbl average realized sales price received during the same period in 2024. The lower sales and production volumes is primarily a result of a planned and successful full field maintenance shutdown which occurred in July 2025. Gabon's share of crude oil inventory, excluding royalty barrels, was approximately 292 MBbls to 217 MBbls at September 30, 2025 and 2024, respectively.

Egypt

Crude oil sales in Egypt are either sold to a third party via a cargo lifting or sold directly to the government, through EGPC. During the three months ended September 30, 2025, the oil sold in Egypt was through direct sales to EGPC. The Company’s Egypt segment contributed $35.7 million of revenue to the Company’s total revenue for the three months ended September 30, 2025, which is higher than the $34.5 million of revenue reported during the three months ended September 30, 2024. The increase in revenues was primarily due to an increase in sales volumes to 693 MBbls during the three months ended September 30, 2025 compared to 657 MBbls, during the three months ended September 30, 2024 partially offset by a decrease in average realized sales price from $52.58 per Bbl during the three months ended September 30, 2024 to $51.51 per Bbl during the same period in 2025.

Canada

Crude oil sales in Canada are normally sold through pipelines to a third party. The Company’s Canadian segment contributed $4.0 million of revenue to the Company’s total revenue for the three months ended September 30, 2025, or a decrease of $4.4 million compared to $8.4 million of revenue reported during the three months ended September 30, 2024. The decrease in revenues was primarily due to lower average realized sales price received of $26.13 per Boe during the three months ended September 30, 2025 compared to the $36.95 per Boe received during the same period in 2024. Sales volumes in Canada decreased during the three months ended September 30, 2025 to 155 MBoe in comparison to 227 MBoe in the same period in 2024.

Côte d'Ivoire

Crude oil sales in Côte d’Ivoire are sold through a marketing contract with an international oil trading company which offers the cargo shipments to buyers, mainly refineries, around the world. As previously noted, the FPSO ceased production in January 2025 and its refurbishment is currently underway in the shipyard. The FPSO is expected to return to service in 2026. As such, there were no revenues from the Company's Côte d’Ivoire segment during the three months ended September 30, 2025. Revenues during the three months ended September 30, 2024 were $49.8 million with total sales volumes of 632 MBbls and an average sales price received of $78.75 per Bbl.

Production expenses decreased $12.5 million, or approximately 29%, for the three months ended September 30, 2025 to $29.9 million from $42.3 million for the same period in the prior year. The decrease was primarily driven by a reduction in production expenses in our Côte d’Ivoire segment. On a per barrel basis, production expense, excluding workover expense and stock compensation expense, for the three months ended September 30, 2025 increased to $25.23 per barrel from $19.80 per barrel for the three months ended September 30, 2024.

Exploration expense for the three months ended September 30, 2025 of $0.4 million was attributable to the purchase of additional seismic data to be used in Block 705 in Cote d’Ivoire and to expenses related to Blocks G and H in Gabon. There were no exploration costs incurred during the same period in 2024.

Depreciation, depletion and amortization costs decreased by $26.5 million, or approximately 56%, for the three months ended September 30, 2025 to $20.6 million from $47.0 million during the same period in 2024. Since there was no production during the three months ended September 30, 2025 in Côte d’Ivoire, there was also no depletion expense recorded and therefore resulted in the decrease in the overall depletion expense for the period.

General and administrative expenses increased by $1.9 million, or 28%, for the three months ended September 30, 2025 to $8.8 million from $6.9 million during the same period in 2024. The increase in general and administrative expenses is primarily due to an increase in professional service fees and salaries and wages.

Credit losses and other increased by approximately $0.4 million for the three months ended September 30, 2025 compared to the same period in 2024. The increase in credit losses and other is primarily attributable to allowance charges related to the joint venture partners and value added tax receivables. Credit losses and other for the same period in 2024 was an insignificant amount due to a smaller joint venture partner receivable.

Derivative instruments gain (loss), net is attributable to our swaps and collars as discussed in Part I, Item 1, Note 8. Derivatives to the unaudited condensed consolidated financial statements. Derivative loss increased by $1.3 million to a loss of $1.1 million for the three months ended September 30, 2025 from a gain of $0.2 million during the same period in 2024. Derivative loss for the three months ended September 30, 2025 are a result of the decrease in the price of Dated Brent crude oil over the initial strike price per barrel of the option over the three months ended September 30, 2025. Our derivative instruments currently cover a portion of our production through September 2026 for oil and through December 2026 for natural gas.

Interest expense, net was $2.3 million for the three months ended September 30, 2025 compared to an expense of $0.6 million during the same period in 2024. The increase in net interest expense for the three months ended September 30, 2025 primarily resulted from an increase in our amortization of debt issue costs, commitment fees incurred and interest incurred on our borrowing under the 2025 RBL Facility, partially offset by interest income.

Other income (expense), net increased by $0.2 million to an income of less than $0.1 million for the three months ended September 30, 2025 from a $0.1 million expense during the same period in 2024. Other income (expense), net, normally consists primarily of foreign currency gains and losses.

Income tax expense (benefit) for the three months ended September 30, 2025 was a benefit of $3.6 million which includes a $3.9 million favorable oil price adjustment as a result of the change in value of the government of Gabon's allocation of Profit Oil between the time it was produced and the time it was taken in-kind. After excluding this impact, income taxes were $0.3 million for the period. Income tax expense for the three months ended September 30, 2024 was an expense of $32.6 million. This expense is comprised of current tax expense of $33.7 million including a $1.8 million favorable oil price adjustment as a result of the change in value of the government of Gabon's allocation of Profit Oil between the time it was produced and the time it was taken in-kind. After excluding this impact, current income taxes were $35.5 million for the period.

Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024
Net income for the nine months ended September 30, 2025 was $17.2 million compared to a net income of $46.8 million during the same period of 2024. See discussion below for changes in revenues and expenses.
Crude oil, natural gas and NGLs revenues decreased $89.0 million, or approximately 25%, to $268.2 million during the nine months ended September 30, 2025 from $357.3 million during the same period in 2024. The revenue decrease is primarily due to lower revenues in Gabon and Côte d’Ivoire.

	Nine Months Ended September 30,		Increase/(Decrease)
	2025	2024
	(in thousands)
Net crude oil, natural gas, and NGLs revenue	$268,230	$357,267	$(89,037)
Operating costs and expenses:
Production expense	115,070	126,859	(11,789)
Exploration expense	2,873	48	2,825
Depreciation, depletion and amortization	79,133	105,987	(26,854)
General and administrative expense	26,393	21,230	5,163
Credit losses and other	485	5,222	(4,737)
Total operating costs and expenses	223,954	259,346	(35,392)
Other operating expense, net	—	68	(68)
Operating income	44,276	97,989	(53,713)
Other income (expense), net	(7,594)	12,953	(20,547)
Income before income taxes	36,682	110,942	(74,260)
Income tax expense	19,470	64,115	(44,645)
Net income	$17,212	$46,827	$(29,615)
The revenue changes in the nine months ended September 30, 2025 compared to the same period in 2024 identified as related to changes in price or volume, are shown in the table below:

(in thousands)
Price	$(39,969)
Volume	(47,917)
Other(1)	(1,151)
$(89,037)
(1) Other in the table above includes revenues attributed to carried interests.

The table below shows net production, sales volumes and realized prices for both periods.

	Nine Months Ended September 30,
	2025	2024
Net crude oil, natural gas and NGLs production (MBoe)	4,559	5,410
Net crude oil, natural gas and NGLs sales (MBoe)	4,662	5,388

Average realized crude oil, natural gas and NGLs price ($/Boe)	$57.42	$65.99
Average Dated Brent spot price* ($/Bbl)	$71.01	$82.50
*Average of daily Dated Brent spot prices posted on the U.S. Energy Information Administration website.

Crude oil, natural gas and NGL revenues:

Gabon

Crude oil sales in Gabon are a function of the number and size of crude oil liftings in each year and thus crude oil sales do not always coincide with volumes produced in any given year. The Company’s Gabon segment contributed $132.0 million of revenue to the Company’s total revenue during the nine months ended September 30, 2025, a decrease of $26.8 million from the $158.8 million of revenue reported during the nine months ended September 30, 2024. The decrease in revenues is primarily due to the lower average realized sales price received in Gabon of $69.52 per Bbl for nine months ended September 30, 2025 compared to $81.55 per Bbl average realized sales price received during the same period in 2024. Additionally, there was a decrease in sales volume in Gabon to 1,891 MBbls for the nine months ended September 30, 2025 from the 1,947 MBbls sales volume during the same period of 2024. Gabon's share of crude oil inventory, excluding royalty barrels, was approximately 292 MBbls and 217 MBbls at September 30, 2025 and 2024, respectively.

Egypt

Crude oil sales in Egypt are either sold to a third party via a cargo lifting or sold directly to the government, through EGPC. During the nine months ended September 30, 2025, the oil sold in Egypt was through direct sales to EGPC. The Company’s Egypt segment contributed $102.9 million of revenue to the Company’s total revenue for the nine months ended September 30, 2025, which is $4.1 million lower than the $107.0 million of revenue reported during the nine months ended September 30, 2024. The decrease in revenues was primarily due to a decrease in average realized sales price from $55.12 per Bbl during the nine months ended September 30, 2024 to $50.74 per Bbl during the same period in 2025. Sales volumes in Egypt remained relatively consistent at 2,027 MBbls and 1,941 MBbls during the nine months ended September 30, 2025 and 2024, respectively.

Canada

Crude oil sales in Canada are normally sold through pipelines to a third party. The Company’s Canadian segment contributed $14.9 million of revenue to the Company’s total revenue for the nine months ended September 30, 2025, or a decrease of $9.6 million, compared to $24.5 million of revenue reported during the nine months ended September 30, 2024. The decrease in revenues was primarily due to lower average realized sales price received of $29.54 per Boe during the nine months ended September 30, 2025 compared to $37.29 per Boe received during the same period in 2024. Sales volumes in Canada decreased during the nine months ended September 30, 2025 to 506 MBoe in comparison to 656 MBoe in the same period in 2024.

Côte d'Ivoire

Crude oil sales in Côte d’Ivoire are sold through a marketing contract with an international oil trading company which offers the cargo shipments to buyers, mainly refineries, around the world. As previously noted, the FPSO ceased production in January 2025 and its refurbishment is currently underway in the shipyard. The FPSO is expected to return to service in 2026. The Company's Côte d’Ivoire segment contributed $18.4 million of revenue to the Company’s total revenue for the nine months ended September 30, 2025, or a decrease of $48.6 million, compared to $67.0 million of revenue reported during the nine months ended September 30, 2024. The decrease in revenues was primarily due to a decrease in sales volumes from 844 MBbls during nine months ended September 30, 2024 to 238 MBbls during the same period in 2025. In addition, the average realized sales price received of $77.36 per Bbl during the nine months ended September 30, 2025 was lower compared to $79.43 per Bbl received during the same period in 2024.

Production expenses decreased $11.8 million for the nine months ended September 30, 2025 to $115.1 million from $126.9 million for the same period in the prior year. The decrease was primarily driven by higher expenses in Gabon which includes customs costs and increased maintenance costs to enhance well productivity offset by a decrease in expenses in the Cote d’Ivoire segment. On a per barrel basis, production expense, excluding workover expense and stock compensation expense, for the nine months ended September 30, 2025 increased to $24.63 per barrel from $23.51 per barrel for the nine months ended September 30, 2024.

Exploration expense for the nine months ended September 30, 2025 of $2.9 million was attributable to the purchase of seismic data to be used in Block 705 in Cote d’Ivoire and the costs associated with Blocks G and H in Gabon. Exploration costs incurred during the same period in 2024 was minimal.

Depreciation, depletion and amortization costs decreased $26.9 million, or approximately 25%, for the nine months ended September 30, 2025 to $79.1 million from $106.0 million during the same period in 2024. The decrease in depreciation, depletion and amortization expense is primarily related to the lower depletable costs in Gabon and Egypt. Also, since there was no production since January 2025 in Côte d’Ivoire, there was also no depletion expense recorded and therefore resulted in the decrease in the overall depletion expense for the period.

General and administrative expenses increased $5.2 million, or 24%, for the nine months ended September 30, 2025 to $26.4 million from $21.2 million during the same period in 2024. The increase in general and administrative expenses is primarily due to an increase in professional service fees, salaries and wages, and accounting and legal fees.

Credit losses and other decreased by approximately $4.7 million during the nine months ended September 30, 2025 compared to the same period in 2024. The decrease in credit losses and other for the nine months ended September 30, 2025, is primarily attributable to the higher allowance calculated during the first nine months of 2024 related to the Backdated Receivables, defined in Part I, Item 1, Note 10. Commitments and Contingencies to the unaudited condensed consolidated financial statements. The Backdated Receivables were settled as of March 31, 2025.

Derivative instruments gain (loss), net is attributable to our swaps and collars as discussed in Part I, Item 1, Note 8. Derivatives to the unaudited condensed consolidated financial statements. Derivative loss increased by $0.4 million to a loss of $0.8 million for the nine months ended September 30, 2025 from a loss of $0.4 million during the same period in 2024. Derivative losses for the nine months ended September 30, 2025 are a result of the decrease in the price of Dated Brent crude oil over the initial strike price per barrel of the option over the nine months ended September 30, 2025. Our derivative instruments currently cover a portion of our production through September 2026 for oil and through December 2026 for gas.

Interest expense, net was $6.2 million for the nine months ended September 30, 2025 compared to an expense of $2.6 million during the same period in 2024. The increase in net interest expense for the nine months ended September 30, 2025 primarily resulted from an increase in our amortization of debt issue costs, commitment fees incurred and interest incurred on our borrowings under the 2025 RBL Facility, partially offset by interest income.

Other income (expense), net was an expense of $0.6 million for the nine months ended September 30, 2025 compared with an expense of $3.9 million during the same period in 2024. The decrease in other income (expense) was substantially due to transactions costs associated with the Svenska acquisition of $3.4 million that were incurred during the nine months ended September 30, 2024.

Income tax expense (benefit) for the nine months ended September 30, 2025 was an expense of $19.5 million which includes a $6.4 million favorable oil price adjustment as a result of the change in value of the government of Gabon's allocation of Profit Oil between the time it was produced and the time it was taken in-kind. After excluding this impact, income taxes were $25.9 million for the period. Income tax expense for the nine months ended September 30, 2024 was $64.1 million. This expense is comprised of current tax expense of $72.7 million including a $1.2 million favorable oil price adjustment as a result of the change in value of the government of Gabon's allocation of Profit Oil between the time it was produced and the time it was taken in-kind. After excluding this impact, current income taxes were $73.9 million for such period.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
MARKET RISK
We are exposed to market risk, including the effects of adverse changes in commodity prices, foreign exchange rates and interest rates as described below.
FOREIGN EXCHANGE RISK
Our results of operations and financial condition are affected by currency exchange rates. While crude oil sales are denominated in U.S. dollars, portions of our costs in Gabon are denominated in the local currency (the “Central African CFA Franc”, or “XAF”), and our VAT receivable as well as certain liabilities in Gabon are also denominated in XAF. A weakening U.S. dollar will have the effect of increasing costs while a strengthening U.S. dollar will have the effect of reducing costs. For our VAT receivable in Gabon, a strengthening U.S. dollar will have the effect of decreasing the value of this receivable resulting in foreign exchange losses, and vice versa. The Gabon local currency is tied to the Euro. The exchange rate between the Euro and the U.S. dollar has historically fluctuated in response to international political conditions, general economic conditions and other factors beyond our control. As of September 30, 2025, we had net monetary liabilities of $88.4 million (XAF $49.4 billion) denominated in XAF. At September 30, 2025, we estimate that a 10% weakening of the CFA relative to the U.S. dollar would have a $8.0 million reduction in the value of these net liabilities. For the nine months ended September 30, 2025, we had expenditures of approximately $61.0 million net to Vaalco), denominated in XAF.
Related to our Canadian operations, our currency exchange risk relates primarily to certain cash and cash equivalents, accounts receivable, lease obligations and accounts payable and accrued liabilities denominated in Canadian dollars. At September 30, 2025, we estimate that a 10% decrease in the value of the Canadian dollar against the US dollar would decrease the value of the net monetary assets for the three months ended September 30, 2025 by approximately $0.2 million. Conversely, a 10% increase in the value of the Canadian dollar against the US dollar would increase the value of the net assets for the nine months ended September 30, 2025 by approximately $0.2 million.
We are also exposed to foreign currency exchange risk on cash balances denominated in Egyptian pounds. Some collections of accounts receivable from the Egyptian Government are received in Egyptian pounds, and while we are generally able to use the Egyptian pounds received on accounts payable denominated in Egyptian pounds, there remains foreign currency exchange risk exposure on Egyptian pound cash balances. At September 30, 2025, we estimate that a 10% increase in the value of the Egyptian pound against the US dollar would decrease the cash value for the nine months ended September 30, 2025 of the net liabilities by $5.8 million. Conversely, a 10% decrease in the value of the Egyptian pound against the US dollar would decrease our US dollar cash value for the nine months ended September 30, 2025 by $4.8 million.
In Côte d'Ivoire, our currency exchange risk also relates primarily to certain cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities denominated in Swedish Krona. We estimate that a 10% increase in the value of the Swedish Krona against the US dollar would decrease the value of the net liabilities for the nine months ended September 30, 2025 by approximately $2.5 million. Conversely, a 10% decrease in the value of the Swedish Krona against the US dollar would decrease the value of the net liabilities for the nine months ended September 30, 2025 by approximately $2.0 million.
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
At September 30, 2025, the Company had open commodity derivative contracts covering our anticipated future production as follows:

		Settlement Period
Instrument	Index	October 2025 to December 2025	January 2026 to March 2026	April 2026 to June 2026	July 2026 to September 2026
Crude oil:
Collars	Dated Brent
Total volumes (Bbls)		480,000	400,000	360,000	75,000
Weighted average floor price ($/Bbl)		$60.83	$62.29	$61.88	$65.00
Weighted average ceiling price ($/Bbl)		$67.81	$68.63	$67.95	$71.00

Natural Gas:
Swaps	AECO 7A
Total volumes (GJs)(a)		214,000	150,000	—	—
Weighted average fixed price (CAD/GJ)		$2.48	$2.86	$—	$—
(a) One gigajoule (GJ) equals one billion joules (J). A gigajoule of natural gas is approximately 25.5 cubic meters standard conditions.

The table below presents commodity swaps entered into subsequent to September 30, 2025.

		Settlement Period
Instrument	Index	October 2025 to December 2025	January 2026 to March 2026	April 2026 to June 2026	July 2026 to September 2026	October 2026 to December 2026
Natural Gas:
Swaps	AECO 7A
Total volumes (GJs)(a)		25,000	75,000	150,000	150,000	50,000
Weighted average fixed price (CAD/GJ)		$3.26	$3.26	$2.80	$2.80	$2.80
a) One gigajoule (GJ) equals one billion joules (J). A gigajoule of natural gas is approximately 25.5 cubic meters standard conditions.
Oil and gas properties are assessed for impairment annually as well as whenever events or changes in circumstances indicate that a property’s carrying amount may not be recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company would estimate the fair value of its properties and record an impairment charge for any excess of the carrying amount of the properties over the estimated fair value of the properties. Factors used to estimate fair value may include estimates of proved and probable reserves, estimated future commodity prices, future production estimates, and anticipated capital and operating expenditures, using a commensurate discount rate. Unfavorable changes in any of these assumptions could result in a reduction in undiscounted future cash flows and could indicate property impairment. Uncertainties related to the primary assumptions could affect the timing of an impairment. In most cases, the assumption that generates the most variability in undiscounted future net cash flows is future oil and gas prices. We observed volatility in commodity prices during the three months and nine months ended September 30, 2025, however, no triggering events were identified and therefore no impairment was recorded at September 30, 2025.

The Company estimates that a $5 decline in oil prices (with all other assumptions unchanged) could result in a non-cash impairment in excess of $100 million for certain asset groups. It is also reasonably possible that significant or prolonged declines in commodity prices, negative reserve revisions, further changes to the Company’s drilling plans in response to lower prices, or increases in drilling or operating costs could result in material future impairment charges.
If crude oil sales were to remain constant at the most recent annual sales volumes, a $5 per Bbl decrease in crude oil price would decrease our revenues and operating income or increase our operating loss for the nine months ended September 30, 2025 as follows:

	2025 Sales Volumes (Mbls)	Decrease in Revenues (In Millions)	Decrease in Operating Income (Increase in Operating Loss) (In Millions)
Gabon	1,891	$9.5	$8.5
Egypt	2,027	$10.1	$6.0
Côte d'Ivoire	238	$1.2	$0.6
Canada	506	$2.5	$1.9
Consolidated	4,662
With respect to our crude oil sales in Gabon, Egypt and Côte d'Ivoire, the prices received are based on Dated Brent prices plus or minus a differential. With respect to our crude oil and NGLs sales in Canada, the prices received are based on NYMEX WTI (West Texas Intermediate) prices plus or minus a differential. Natural gas sales are based on Canadian index price whose price is based, in part, on the NYMEX Henry Hub Natural Gas futures contracts. Egypt production is based on Dated Brent prices, less a quality differential and is shared with the Egyptian government. When the price of oil increases, it takes fewer barrels to recover costs (cost oil or cost recovery barrels) which are assigned 100% to the Company.
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
INTEREST RATE RISK

As of September 30, 2025, our primary exposure to interest rate risk resulted from our $60.0 million of outstanding borrowings under our 2025 RBL Facility. The borrowing accrues interest at a rate of 10.8% per annum which is based on the Term SOFR plus the applicable margin of 6.5% per annum. We currently do not hedge our interest rate exposure. We estimate that a 10% increase in the applicable average interest rates during the time from the date the debt was drawn through September 30, 2025 would have resulted in an increase in interest expense of $0.2 million. There were no outstanding borrowings during the year ended December 31, 2024. Additionally, changes in market interest rates could impact interest costs associated with any future indebtedness.
ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, including our Principal Executive Officer and Principal Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on the evaluation of our disclosure controls and procedures, our Principal Executive Officer and Principal Financial Officer have concluded that, as a result of material weaknesses in our internal control over financial reporting identified in connection with the preparation and audit of our consolidated financial statements for the year ended December 31, 2024, our disclosure controls and procedures were not effective as of September 30, 2025.

MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, Management previously identified the following material weaknesses in internal control over financial reporting:
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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Except for the activities taken related to the remediation of the material weaknesses described above, there have been no changes in our internal control over financial reporting during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sale of Equity Securities
There were no sales of unregistered securities during the three months ended September 30, 2025 that were not previously reported on a Current Report on Form 8-K.
ITEM 5. OTHER INFORMATION

10b5-1 Trading Arrangements
During the three months ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

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
Ronald Bain Chief Financial Officer (Duly authorized officer and Principal Financial Officer)
Dated: November 10, 2025