Form 10-K
period 2025-12-31
VAALCO ENERGY INC /DE/
filed 2026-03-16
CIK 894627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2025, the aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates was approximately $366.0 million based on a closing price of $3.61 on June 30, 2025.
As of March 10, 2026, there were outstanding 104,258,253 shares of common stock, $0.10 par value per share, of the registrant.
Documents incorporated by reference: Portions of the definitive Proxy Statement of VAALCO Energy, Inc. relating to the Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, which are incorporated into Part III of this Form 10-K.

VAALCO ENERGY, INC.

Glossary of Certain Crude Oil, Natural Gas and Natural Gas Liquid (“NGL”) Terms
Terms used to describe quantities of crude oil, natural gas and NGLs
•Bbl — One stock tank barrel, or 42 United States (“U.S.”) gallons liquid volume, of crude oil or other liquid hydrocarbons.
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
•MBOEPD — One thousand Boes per day.
•MCF — One thousand cubic feet.
•MCFD — One thousand cubic feet per day.
•MMBTU – One million British Thermal Units.
•MMcf — One million cubic feet.
•NGLs — Natural Gas Liquids.
•NRI — Working interest volumes less royalty volumes, where applicable.
•WI — Working interest volumes
Terms used to describe legal ownership of crude oil, natural gas and NGLs properties, and other terms applicable to our operations
•2025 RBL Facility (or the “2025 Facility”) — our existing Reserves based lending facility.
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
•FSO — A floating storage and offloading vessel.
•Gabon — Republic of Gabon.

•Merged Concession — The modernized concession that merged the West Bakr, West Gharib and NW Gharib concessions.
•Merged Concession Agreement — The agreement with the Egyptian General Petroleum Corporation (“EGPC”) for the Merged Concession signed by the Ministry of Petroleum of Egypt at an official signing ceremony on January 19, 2022.
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
•TransGlobe Acquisition — Acquisition of TransGlobe Energy Corporation (“TransGlobe”) completed on October 13, 2022.
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
•the macroeconomic, regulatory or other potential effects of a prolonged U.S. government shutdown;
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
•our ability to generate cash flows that, along with our cash on hand and our 2025 RBL facility, will be sufficient to support our operations and cash requirements;
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
•the ability of the FPSO in Cote d’Ivoire to return to service at the expected timeframe;
•the availability and cost of seismic, drilling and other equipment;
•difficulties encountered in measuring, transporting and delivering crude oil, natural gas, and NGLs to commercial markets;
•timing and amount of future production of crude oil, natural gas and NGLs;
•hedging decisions, including whether or not to enter into derivative financial instruments;
•general economic conditions, including any future economic downturn, the impact of inflation or tariffs, disruptions in financial credit and other disruptions resulting from geo-political events such as the Russian invasion of Ukraine, conflicts in the Middle East, including the United States-Israel-Iran war, trade tensions between the U.S. and China and U.S. military operations in Venezuela;
•our ability to enter into new customer contracts;
•changes in customer demand and producers’ supply;
•actions by governments and other significant actors with respect to events occurring in the countries in which we operate;
•actions by our joint venture partners;
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
•Provisions of our agreements could discourage an acquisition of us by a third-party.
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
•An increased societal and governmental focus on Environmental, Social, and Governance (“ESG”) matters, including climate change issues may adversely impact our business, hinder our access to investors and financing, and decrease demand for our product.
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

PART I
Item 1. Business
OVERVIEW AND STRATEGY
We are an independent energy company headquartered in Houston, Texas engaged in the acquisition, exploration, development and production of crude oil, natural gas and NGLs. We have a diversified, African-focused portfolio of production, development and exploration assets located in Gabon, Egypt, Cote d'Ivoire, Equatorial Guinea, Nigeria, as well as, prior to the Canada Asset Divestment (defined below), producing properties in Canada.
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

Divestment of Non-Core Assets

On February 4, 2026, the Company entered into an asset purchase agreement (the “Canada APA”) to sell all the operating assets in Canada (the “Canada Asset Divestment”) to a third party purchaser for a purchase price of approximately $24.4 million (C$33.4 million), subject to customary adjustments. The Canada Asset Divestment closed on February 19, 2026 with an effective date of February 1, 2026 for an adjusted purchase price of $25.5 million (C$34.9 million), subject to additional customary post-closing adjustments. The Canada Asset Divestment represents the Company’s complete exit of its Canadian oil and gas operations. Please see Part IV, Item 15., Note 4. Acquisitions and Divestiture and Note 20. Subsequent Events, to the Consolidated Financial Statements for further discussion on the Canada Asset Divestment.

SEGMENT AND GEOGRAPHIC INFORMATION

For additional operating segment and geographic financial information, see Part IV, Item 15., Note 19. Segment Information to the Consolidated Financial Statements. Our reportable operating segments are Gabon, Egypt, Cote d'Ivoire, Equatorial Guinea and, prior to the Canada Asset Divestment, Canada.

The following table sets out a brief comparative summary of certain key data for each of the Company’s operating segments. Additional data and discussion are provided in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

	Year Ended December 31, 2025			As of December 31, 2025
	Production Volumes(1)	Percentage of Total Production	Revenue	Year-End Estimated Proved Reserves	Percentage of Total Estimated Proved Reserves
	(In MBoe)		(In thousands)	(in MBoe)
Gabon	2,535	42%	$181,738	10,001	23%
Egypt	2,730	45%	139,963	8,614	20%
Cote d'Ivoire	111	2%	18,397	18,210	43%
Canada	667	11%	19,174	6,158	14%
Equatorial Guinea(2)	—	—%	—	—	—%
	6,043	100%	$359,272	42,983	100%
(1) Production volumes are reported on NRI basis.
(2) Undeveloped properties.
Gabon Segment
For the year ended December 31, 2025, our producing properties in Gabon produced approximately 2,535 MBoe or 42% of our total 2025 production. Our Gabon production for the period was 100% crude oil.
We own a 58.8% working interest in the Etame Marin block and we are the designated operator on behalf of the Etame Consortium. The Etame Marin block is located offshore Gabon in West Africa and covers an area of approximately 46,200 gross acres located 20 miles offshore in water depths of approximately 250 feet. The block is subject to a 7.5% back-in carried interest by the government of Gabon, which they have assigned to a third party. Our working interest will decrease to 57.2% beginning June 20, 2026 when the back-in carried interest increases to 10%.
The terms of the Etame PSC include provisions for payments to the government of Gabon for: royalties based on 13% of production at the published price and a shared portion of Profit Oil determined based on daily production rates, as well as a gross carried working interest of 7.5% (increasing to 10% beginning June 20, 2026) for all costs. The term of the Etame PSC extends through 2028 with two five-year options to extend the PSC (the “PSC Extension”). The PSC Extension provides us with the extended time horizon necessary to pursue developing the resources we have identified at Etame. The government of Gabon has elected to take its Profit Oil in-kind in all years presented.

We are a member of the BWE Consortium that was awarded the licenses for the Niosi Marin and the Guduma Marin exploration blocks in Gabon. These licenses are covered by PSCs entered into with the Gabonese Government (the “BWE Consortium PSC”). The PSC covering the Niosi block has an initial exploration period of five years ending in 2029 with a work commitment to acquire new 3D seismic data and drill one well, while the PSC covering the Guduma block has an initial exploration period of three years ending in 2027 with a work commitment to carry out geological and geophysical studies. The Niosi and Guduma blocks cover an area of 2,989 square kilometers and 1,929 square kilometers, respectively, and are adjacent to our Etame PSC. The Company holds a 37.5% non-operating working interest in these licenses.
Egypt Segment
For the year ended December 31, 2025, our Egypt Segment properties contributed approximately 2,730 MBoe or 45% of our total 2025 production. Our Egyptian production for the period was 100% crude oil.
In Egypt, our interests are spread across two regions: the Eastern Desert, which contains the Merged Concession, and the Western Desert, which contains the South Ghazalat concession. The Merged Concession is approximately 45,067 acres and the South Ghazalat concession is approximately 7,340 acres. Both of our Egyptian blocks are subject to PSCs with EGPC, the Egyptian government and VAALCO. We have an equal ownership interest, with EGPC owning the other portion, in the joint venture that has a 100% working interest in both PSCs. The PSC for the Merged Concession has a term ending in 2035. The term of the South Ghazalat PSC is scheduled to expire in 2039, subject to periodic evaluations and contingent upon continued successful drilling activities. Following the latest assessment and agreed-upon commitments, the South Ghazalat license is currently set to expire in 2027.
Cote d'Ivoire Segment
For the year ended December 31, 2025, the properties in Cote d'Ivoire produced approximately 111 MBoe or 2% of our total 2025 production. Our Cote d'Ivoire production for the period was 100% crude oil.
The Company holds a 27.4% non-operated working interest (30.4% paying interest) in CI-40 in the deepwater producing Baobab field in Block CI-40, offshore Cote d’Ivoire in West Africa. Crude oil from the Baobab field is produced to a dedicated FPSO with the associated natural gas delivered onshore via a subsea pipeline. The PSC license in Cote d’Ivoire has a term expiring in April 2038. The field has been developed with 24 subsea production wells and five water injector wells tied back to the FPSO. At year end, all production wells were shut in as the FPSO was off station in dry dock. Prior to shut in of the field, seven of these wells were in production, two were injecting and the other 20 were shut in. We also own a 21.05% non-operated working interest in OML 145, a non-producing discovery located offshore of Nigeria that is not expected to be developed at this time.

In connection with the planned dry dock refurbishment, the Baobab FPSO ceased hydrocarbon production on January 31, 2025, with the final crude oil lifting in February 2025. The vessel departed the field in late March 2025 for Dubai for the refurbishment work, which was completed in February 2026. The Baobab FPSO has commenced mobilization back to Cote d’Ivoire and is expected to return to offshore Cote d’Ivoire by late March 2026, with field production expected to restart in the second quarter of 2026. A rig has been secured for the planned development drilling program, which is expected to begin during the fourth quarter of 2026 following the FPSO’s return to service. The drilling campaign is anticipated to bring meaningful additions to production from the main Baobab field in CI-40.

In February 2026, the Company became the operator with a 60% working interest in the Kossipo field on the CI-40 Block with a field development plan to be completed in the second half of 2026.

In March 2025, the Company farmed into the CI-705 block offshore Côte d’Ivoire as the operator with a 70% working interest and a 100% paying interest though a commercial carry arrangement with two other parties. The CI-705 block is located in the Ivorian Basin, west of the Company’s CI-40 Block, where the Baobab and Kossipo oil fields are located. The block’s first exploration period ends in May 2026. Entering into the block’s second exploration period will require the commitment to reprocess seismic data and drill a well.
Canada Segment
For the year ended December 31, 2025, the properties in Canada produced approximately 667 MBoe or 11% of our total 2025 production. Our Canadian production for the period was 32% crude oil, 36% natural gas and 32% NGLs.
Prior to the Canada Asset Divestment, we owned production and working interests in Cardium light oil and Mannville liquids-rich gas assets in Harmattan, which is a core play in the Western Canadian Sedimentary Basis, and is located approximately 80 kilometers north of Calgary, Alberta. Prior to the Canada Asset Divestment, we also owned a 100% working interest in a large oil battery and a compressor station where a majority of oil volumes was processed. All gas was delivered to a third party non-operated gas plant for processing.
Following the Canada Asset Divestment, the Company plans to wind down its subsidiary in Canada.
Equatorial Guinea Segment

We currently own a 60% working interest in an undeveloped portion of Block P offshore Equatorial Guinea where we are the designated operator. In the event that there is commercial production from Block P, the Company is obligated to make a one-time potential future payment of $6.8 million to the national oil company of Equatorial Guinea, who is a party to the Block P PSC. The Block P PSC provides for a development and production period of 25 years, commencing from the first oil production from Block P. We have completed a feasibility study of a standalone production development opportunity of the Venus field discovery on Block P and submitted a plan of development (“Venus Plan of Development”) to the Equatorial Guinea Ministry of Mines and Hydrocarbons (“EG MMH”), which was approved in September 2022.

After further negotiations and the agreement on certain terms relating to the joint operations were reached, the EG MMH directed that activities relating to the Venus Plan of Development resume in August 2023. These developments required a Third Amendment to the Joint Operating Agreement (“JOA”), which was approved by all parties to the JOA, and the EG MMH in February 2024. In late 2024, work commenced on the Front End Engineering and Design (“FEED”) to enable a Final Investment Decision (“FID”) on the Venus Plan of Development. In the second quarter of 2025, the Company completed the initial FEED study that confirmed the viability of the development concept and is currently evaluating alternative technical solutions which may deliver enhanced economic value. We currently have an existing plan of development of the Venus field discovery on Block P, which focuses on key areas of drilling evaluations, facilities design, market inquiries and metocean review.
Production Sharing Contracts
Exploration and production activities of our assets in Gabon, Egypt, Cote d'Ivoire, Nigeria and Equatorial Guinea are generally governed by PSCs.
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
DRILLING ACTIVITY
The drilling campaign in Egypt, which started in late 2024 and continued into 2025, contributed to consistent production growth. In the fourth quarter of 2025, the Company commenced its Phase Three Drilling Program in Gabon with the drilling of one well in the Etame field. After completing our drillings at the Etame platform, we expect to move the drilling rig to the SEENT and Ebouri platforms where we have several wells and workovers planned to enhance production and potentially add reserves. Significant development drilling is also expected to begin in Cote d’Ivoire in the fourth quarter of 2026 after the FPSO returns to service following the completion of the rig refurbishment.

The following table sets forth the number of net exploratory and development wells drilled in the last three years:

	2025			2024			2023
	Productive	Dry	In Progress	Productive	Dry	In Progress	Productive	Dry	In Progress
Gabon
Exploratory wells	—	—	—	—	—	—	—	—	—
Development wells	—	—	1	—	—	—	—	—	—
Egypt
Exploratory wells	1	1	—	—	—	—	—	2	—
Development wells	16	—	1	2	—	—	16	—	—
Cote d'Ivoire
Exploratory wells	—	—	—	—	—	—	—	—	—
Development wells	—	—	—	—	—	—	—	—	—
Canada
Exploratory wells	—	—	—	—	—	—	—	—	—
Development wells	—	—	—	4	—	1	2	—	—
See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Recent Operational Updates,” for additional description of Vaalco’s drilling and completion activities during the year ended December 31, 2025.
PRODUCTIVE WELLS
The following table sets forth information at December 31, 2025 relating to the productive wells in which we owned a working interest as of that date. Gross wells are the total number of producing wells in which we have an interest, and net wells are the sum of our fractional working interests owned in gross wells.

	Productive crude oil wells		Productive natural gas wells
	Gross	Net	Gross	Net
Gabon	14	8.2	—	—
Egypt	147	147	—	—
Cote d'Ivoire	7	1.9	—	—
Canada	70	68.3	54	51.1
Total Productive crude oil wells	238	225.4	54	51.1
ACREAGE
The following table sets forth information as of December 31, 2025 relating to our leasehold acreage.

	Developed		Undeveloped		Total
Acreage in thousands	Gross	Net	Gross	Net	Gross	Net
Gabon	6.9	4.1	1,250.4	477.2	1,257.3	481.3
Egypt	29.2	29.2	23.3	23.3	52.5	52.5
Cote d'Ivoire	3.5	1.0	611.6	409.2	615.1	410.2
Canada	48.5	44.5	26.6	22.6	75.1	67.1
Equatorial Guinea	—	—	57.3	34.4	57.3	34.4
Total acreage	88.1	78.8	1,969.2	966.7	2,057.3	1,045.5

Summary of Acreage Terms
The expiration dates of the term of our concessions associated with each operating area are as follows:

	Term	Extension Option
Gabon
Etame Marin	2028	Two 5-year options
Niosi Marin	2029	3 years
Guduma Marin	2027	3-year and 2-year options
Egypt
Merged Concession	2035	5 years
Western Desert	2027	—
Cote d'Ivoire
Block CI-40	2038	—
Block CI-705	2026	30-month and 24-month options
Equatorial Guinea	25 years from first oil production
For Canada, a significant portion of undeveloped acres is generally held by production by areas that are producing reserves. At December 31, 2025, approximately 67% of Canada’s net undeveloped acreage (15,102 acres) has no expiration risk within the next five years (2026 through 2030).

RESERVE INFORMATION
Estimated Reserves and Estimated Future Net Revenues
Reserve Data
The tables below set forth our estimated net proved reserve quantities for the year ended December 31, 2025. Our reserves information was evaluated by the independent petroleum engineering firm, Netherland, Sewell & Associates, Inc. (“NSAI”). Prior to 2025, reserves information for Canada was independently evaluated by GLJ Ltd. (“GLJ”). The proved reserve quantities are calculated based on our NRI.

	Year Ended December 31, 2025
	Crude Oil (MBbls)	Natural Gas (MMcf)(1)	NGLs (MBbls)	Total (MBoe)(1)
Proved developed reserves
Gabon	5,287	—	—	5,287
Egypt	8,177	—	—	8,177
Cote d'Ivoire	—	—	—	—
Canada(2)	1,179	9,059	1,329	4,018
Total proved developed reserves	14,643	9,059	1,329	17,482
Proved undeveloped reserves
Gabon	4,714	—	—	4,714
Egypt	437	—	—	437
Cote d'Ivoire	17,011	6,954	—	18,210
Canada(2)	1,163	3,150	452	2,140
Total proved undeveloped reserves	23,325	10,104	452	25,501
Total proved reserves	37,968	19,163	1,781	42,983
(1)To convert Natural Gas to MBoe, MMcf is divided by 6 for Canada reserves, and MMcf is divided by 5.8 for Cote d'Ivoire reserves.
(2)Proved developed and proved undeveloped reserves in Canada attributed to assets held for sale as of December 31, 2025.

In accordance with the current SEC guidelines, estimates of future net cash flows from our properties and the present value thereof are made using the average of the first-day-of-the-month price for each of the twelve months of the year adjusted for quality, transportation fees and market differentials. Such prices are held constant throughout the life of the properties except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations.
For 2025 and 2024, the adjusted average prices used for our reserves estimates were as follows:

	Year Ended December 31,
	2025	2024
Crude Oil ($/Bbl)
Gabon	$66.60	$81.08
Egypt	$57.66	$65.48
Cote d'Ivoire	$68.95	$79.70
Canada	$61.61	$69.12
Natural Gas ($/Mcf)
Cote d'Ivoire	$2.77	$2.77
Canada	$1.07	$0.95
Natural Gas Liquids ($/Bbl)
Canada
Ethane	$2.90	$3.52
Propane	$19.67	$19.46
Butane	$25.88	$30.68
Condensates	$62.44	$69.59
Standardized Measure
The following table sets forth the standardized measure of discounted future net cash flows:

	As of December 31,
	2025	2024	2023
	(in thousands)
Gabon	$31,561	$73,011	$107,824
Egypt	118,052	135,139	161,747
Cote d'Ivoire	232,625	124,143	—
Canada(1)	27,771	47,107	72,363
Standardized measure of discounted future net cash flows	$410,009	$379,400	$341,934
(1) Discounted future net cash flows in Canada attributed to assets held for sale as of December 31, 2025.
The information set forth in the tables includes revisions for certain reserve estimates attributable to proved properties included in preceding years’ estimates. Such revisions are the result of additional information from subsequent completions and production history from the properties involved or the result of an increase or decrease in the projected economic life of such properties resulting from changes in product prices, estimated operating costs and other factors. Crude oil amounts shown for Gabon, Egypt and Cote d’Ivoire are recoverable under the respective PSCs, and the reserves in place at the end of the contract remain the property of each host government. The reserves at the end of the contract, including extensions, are not included in the table above.
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
The following table discloses our estimated PUD reserve activities:

Proved Undeveloped Reserves
(MBoe)
Beginning proved undeveloped reserves at December 31, 2024	24,128
Undeveloped reserves converted to developed reserves	(1,172)
Revisions	1,326
Extensions and discoveries	1,219
Ending proved undeveloped reserves at December 31, 2025	25,501

Our PUD reserves at December 31, 2025 increased by 1.4 MMBoe, primarily due to:
Conversion to Proved Developed — Conversions of 1.2 MMBoe are attributable to our Egypt segment where we had four wells, which were previously classified as PUDs, were drilled and converted to proved developed producing (“PDP”) as part of the 2025 drilling program. We also had one well in our Gabon segment, which was previously classified as PUD and was converted to PDP due to operational optimization where the reserves were confirmed to be accessible through existing infrastructure. The Company spent approximately $19.0 million in 2025 to convert PUDs to PDPs.
Revisions of Previous Estimates — We had total net positive revisions of 1.3 MMBoe in 2025. We had an increase of 1.9 MMBoe from our Cote d’Ivoire segment which includes increased recovery expectations from the upcoming Phase 5 drilling program supported by additional technical analysis. We also had an additional total upward revision of 0.4 MMBoe due to future well performance expectations in Egypt and updates to the gas supply in Gabon. These positive revisions were offset by negative revisions of 1.0 MMBoe in Canada due to wells that were not reasonably expected to be developed within the five-year timeframe in accordance with the SEC guidance.
Extensions and Discoveries — Extensions and discoveries of 1.2 MMBoe are associated with the drilling program in Gabon that extended the Etame Field and added new, proved undeveloped locations on the Company’s existing acreage in the Etame block.
As of December 31, 2025, we plan to drill all scheduled PUD locations within the next five years and within the five years following the initial disclosure of the PUDs as proved reserves. All PUDs are tracked with respect to the year the reserves were initially booked to verify compliance. The PUD schedule of the Company is reviewed and approved by management as part of our reserves control process and the schedule is also reviewed by our independent petroleum engineers.
Controls over Reserve Estimates
Our policies and practices regarding internal controls over the recording of reserves are structured to objectively and accurately estimate our crude oil, natural gas, and NGLs reserves quantities and present values in compliance with SEC regulations and generally accepted accounting principles in the U.S. (“GAAP”). Compliance with these rules and regulations with respect to our reserves is the responsibility of the Technical & Reserves Committee of the Board of Directors (the “Technical & Reserves Committee”) and our reservoir engineer, who is our principal engineer. Our principal engineer has over 25 years of experience in the crude oil and natural gas industry, including over five years as a reserve evaluator and trainer, and is a qualified reserves estimator, as defined by the Society of Petroleum Engineers’ standards. Further professional qualifications include degrees in geological engineering and petroleum engineering, with a Master’s degree in petroleum engineering, extensive internal and external reserve training, and asset evaluation and management. In addition, the principal engineer is an active participant in industry reserve seminars, professional industry groups and is a member of the Society of Petroleum Engineers. The Technical & Reserves Committee meets periodically with senior management to discuss matters and policies related to reserves.

Our reserves estimation process involves methods generally accepted in the industry to assess our proved reserves, including production decline curve analysis methods, and may include volumetric methods, material balance methods, and reservoir simulation methods, or a combination of these methods, as well as taking into account economic parameters and considerations in finalizing these assessments, as appropriate. Technical information used by us to assess our proved reserves estimates may include geological, geophysical, engineering and financial data as well as other relevant static and dynamic data. In order to satisfy the requirements for establishing a reasonable certainty for proved reserves, including material increase in proved reserves estimates, we adopt field-tested repeatable and consistent reliable technologies, which may include, among others, logging, 3D and 4D seismic data, rock core analyses, static or dynamic pressure tests and production well testing, as appropriate. Where appropriate analogous reservoirs are available, we will use analogous reservoir parameters to enhance the quality of our reserve assessment results so as to be consistent with the reliable results required for proved reserves assessment as specified in applicable SEC rules.
Our controls over reserve estimation include engaging and retaining qualified independent petroleum and geological firms with respect to reserves information. We provide information to our independent reserve engineers about our crude oil, natural gas and NGLs properties in Gabon, Egypt, Cote d'Ivoire and Canada which includes, but is not limited to, production profiles, ownership and production sharing rights, prices, costs and future drilling plans. Our independent reserve engineers prepare their own estimates of the reserves attributable to our properties. The reserves estimates for our Gabon, Egypt, Cote d'Ivoire and Canada assets shown herein have been independently evaluated by NSAI and our Technical & Reserves Committee. Reserves estimates for Canada assets prior to 2025 had been independently evaluated by GLJ.
NET VOLUMES SOLD, PRICES, AND PRODUCTION COSTS
Net volumes sold, average sales prices per unit, and production costs per unit for our 2025, 2024 and 2023 operations are shown in the tables below.

	Production Volumes (2)			Sales Volumes (2)			Average Sales Price (2)			Average Production Cost (2)
	Crude Oil (MBbl)	Natural Gas (MMcf)	NGLs (MBbl)	Crude Oil (MBbl)	Natural Gas (MMcf)	NGLs (MBbl)	Crude Oil (Per Bbl)	Natural Gas (per Mcf)	NGLs (Per Bbl)	Total (per BoE)
Year Ended December 31, 2025
Gabon	2,535	—	—	2,735	—	—	$65.76	$—	$—	$30.96
Egypt	2,730	—	—	2,730	—	—	51.27	—	—	19.61
Cote d'Ivoire	111	—	—	238	—	—	77.36	—	—	41.80
Canada	214	1,449	212	214	1,449	212	61.65	1.78	20.12	12.68
Total	5,590	1,449	212	5,917	1,449	212	$56.11	$1.78	$20.12	$24.83

Year Ended December 31, 2024
Gabon	2,783	—	—	2,584	—	—	$78.81	$—	$—	$24.08
Egypt	2,585	—	—	2,585	—	—	56.47	—	—	19.64
Cote d'Ivoire (1)	1,058	—	—	1,223	—	—	77.74	—	—	31.08
Canada	350	1,542	269	350	1,542	269	70.69	1.04	25.43	12.99
Total	6,776	1,542	269	6,742	1,542	269	$65.64	$1.04	$25.43	$22.51

Year Ended December 31, 2023
Gabon	3,197	—	—	3,196	—	—	$79.80	$—	$—	$27.26
Egypt	2,771	—	—	2,771	—	—	58.11	—	—	19.77
Canada	334	1,528	270	334	1,528	270	71.88	1.93	26.58	11.02
Total	6,302	1,528	270	6,301	1,528	270	$69.84	$1.93	$26.58	$22.16
(1)Reflects sales and production costs from April 30, 2024 through December 31, 2024 related to the Svenska Acquisition.
(2)The production volumes, average sales price, sales volumes and per Boe information are reported on NRI basis.

AVAILABLE INFORMATION
VAALCO Energy, Inc. is a Delaware corporation, incorporated in 1985 and headquartered at 2500 CityWest Blvd., Suite 400, Houston, Texas 77042. Our telephone number is (713) 623-0801 and our website address is www.vaalco.com. We make available, free of charge on our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, at https://www.vaalco.com/investors/sec-filings as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. These reports and other information are also available on the SEC's website at https://www.sec.gov. Information contained on our website and the SEC’s website is not incorporated by reference into this Annual Report. We have placed on our website copies of charters for our Audit Committee, Compensation Committee and Environmental, Social and Governance Committee as well as our Code of Business Conduct and Ethics (“Code of Ethics”), Corporate Governance Principles and Code of Ethics for the CEO and Senior Financial Officers. Stockholders may request a printed copy of these governance materials by writing to the Company Secretary, VAALCO Energy, Inc., 2500 CityWest Blvd., Suite 400, Houston, Texas 77042. We intend to disclose updates, waivers or amendments to our Code of Ethics and Code of Ethics for the CEO and Senior Financial Officers on our website within four business days following the date of such update, waiver or amendment.
CUSTOMERS
For the years ended December 31, 2025, 2024 and 2023, our revenue concentration by customer for each operating segment are shown on the table below.

	Year Ended December 31,
	2025	2024 (1)	2023
Gabon	100%	100%	100%
Egypt	100%	100%	62% and 38%
Cote d'Ivoire	100%	87% and 13%	—%
Canada	51%, 20% and 15%	41%, 32% and 21%	52%, 37% and 7%
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
Demographics
As of December 31, 2025, we had 281 full-time employees, 159 of whom were located in Gabon, 44 in Egypt, 11 in Canada, 1 in Cote d’Ivoire, 1 in Equatorial Guinea, 61 in Houston and 4 corporate employees based in the United Kingdom. We also had 44 contractors in Gabon, 17 contractors in Egypt, 2 contractors in Equatorial Guinea, 2 contractors in Cote d’Ivoire, 5 contractors in the United Kingdom, 8 contractors in Canada and 24 contractors in Houston as of December 31, 2025. We are not subject to any collective bargaining agreements, although some of the national employees in Gabon are members of the National Organization of Petroleum Workers union. We believe relations with our employees are satisfactory.
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
PSCs entered into between independent contractors and the State of Gabon (“State”) since the implementation of the 2019 Hydrocarbons Law must include a clause providing that participation by the State cannot exceed a 10% participating interest in the operations, to be carried by the contractor.
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
Of critical note, the Government of Gabon announced in October 2025 its intention to replace the current 2019 Hydrocarbons Law with a new dual legal framework, comprising separate Oil and Gas Codes. This new legislation, expected to be implemented during the third quarter of 2026, aims to enhance transparency, improve fiscal terms, and provide greater legal clarity for investors in the Gabonese oil and gas sector. While existing contracts are generally expected to be honored under transitional provisions, any future renewals, extensions, or new agreements will be subject to the provisions of this forthcoming framework, which could introduce changes to current operating conditions, fiscal regimes, and regulatory requirement.
Egypt
Laws and Regulations
The Egyptian Ministry of Petroleum and Mineral Resources (“MOP”) is the ministerial governmental authority responsible for the regulation and development of the oil and gas industry in Egypt. Certain government entities have been set up to help the MOP achieve its objectives.
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

Cote d'Ivoire
The Petroleum Code of Cote d'Ivoire (the “Petroleum Code”) is the main legislation governing the country's oil and gas sector. Due to the general nature of the Petroleum Code, most of the specific provisions governing petroleum exploration and production are included in petroleum contracts (the “Petroleum Contracts”) which implement the principles of the Extractive Industries Transparency Initiative, a global framework for disclosure and multi-stakeholder oversight. The Uniform Acts adopted by the Organization for the Harmonisation of Business Law in Africa (the “OHADA”), of which Cote d'Ivoire is a member state, apply to companies carrying out oil and gas activities in Cote d'Ivoire, especially the OHADA Companies Act. Oil and gas activities are subject to exchange control regulations applicable within the West African Economic and Monetary Union, which is an organization of West African states established to promote economic integration among countries that share the CFA franc as a common currency, and the Economic Community of West African States, a regional group of West African nations created to promote economic integration across the region. The main regulatory oversight bodies in Cote d'Ivoire include, among others, the Ministry of Mines, Petroleum and Energy, the Direction Générale des Hydrocarbures, and Société Nationale d'Opérations Pétroliéres de la Cote d'Ivoire (PETROCI), the national oil company for oil and gas operations.
The Petroleum Code requires abandonment and rehabilitation obligations to be included in the Petroleum Contracts. In addition, the Petroleum Code provides for the obligation to include environmental provisions, in particular environmental management plans, in the Petroleum Contracts.
Canada
Pursuant to The Constitution Act, 1867 (Canada), the Canadian federal government has primary jurisdiction over interprovincial oil and gas pipelines, import and export trade in oil and gas, and offshore oil and gas exploration and production. Proposed interprovincial pipeline projects require a regulatory review by the Canada Energy Regulator under the Canadian Energy Regulator Act (Canada) to proceed. An impact assessment by the Impact Assessment Agency and a determination by the Cabinet that a pipeline project is in the public interest will also likely be required under the Impact Assessment Act (Canada)(“IAA”). On October 13, 2023, the Supreme Court of Canada found the “designated projects” component of the IAA to be largely unconstitutional, ruling that it exceeded federal legislative jurisdiction. In response, the federal government introduced and passed legislative amendments to the IAA, and one of such amendments came into force on June 20, 2024. The amended IAA aims to align the legislation with the Supreme Court’s decision by focusing on areas of clear federal jurisdiction for impact assessments.
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
Canada also has extensive climate change regulations at both the federal and provincial level mandating greenhouse gas (“GHG”) emission reductions by oil and natural gas producers. The federal government enacted the Greenhouse Gas Pollution Pricing Act (Canada) (the “GGPPA”), which came into force on January 1, 2019. While the GGPPA previously included a fuel charge, Regulations Amending Schedule 2 to the GGPPA and the Fuel Charge Regulations (SOR/2025-107) effectively removed the fuel charge by setting applicable rates to zero, effective April 1, 2025. The federal government intends to permanently repeal the fuel charge framework under Part 1 of the GGPPA, refocusing federal carbon pollution pricing requirements on industrial emissions. One component of the GGPPA regime that remains is an emissions trading system for large industry (the Output-Based Pricing System). The GGPPA allows provinces to develop their own carbon pollution pricing systems that meet the minimum federal benchmark, failing which the federal carbon pollution pricing system applies.

Alberta’s Technology Innovation and Emissions Reduction Regulation (“TIER”) regulates emissions of heavy industry in line with federal standards. TIER was significantly amended on December 3, 2025, through Order in Council 369/2025. Key changes include the introduction of investment credits as a new compliance pathway, allowing facilities to meet up to 90% of their compliance obligation through direct investments in on-site emission reductions. The amendments also provide flexibility for smaller emitters to opt out of the TIER system for 2025. The TIER fund price was frozen at C$95/tonne in May 2025, and the regulation's automatic review and expiry dates have been extended to December 31, 2030, and December 31, 2035, respectively.

The Government of Alberta also enacted the Methane Emission Reduction Regulation (Alberta), which, in line with AER Directive 060: Upstream Petroleum Industry Flaring, Incinerating, and Venting and AER Directive 017: Measurement Requirements for Oil and Gas Operations, sets vent gas limits for methane per month, monitored through representative measuring data. Furthermore, the federal government announced new enhanced oil and gas methane regulations on December 16, 2025, expected to take effect in January 2028, with a target to reduce methane emissions by at least 75% below 2012 levels by 2030.
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
The 2006 Hydrocarbons Law currently in effect in Equatorial Guinea (the “Hydrocarbons Law”) incorporates the regime applicable to the exploration, appraisal, development and production of hydrocarbons, as well as the rules on their transportation, distribution, storage, preservation, decommissioning, refining, marketing, sale and other disposal. The Hydrocarbons Law contains provisions on a number of aspects concerning exploration and production operations and contracts, such as national content obligations, unitization, transfers and abandonment. The EG MHMD, which is currently the appointed EG Petroleum Ministry, has been exercising the powers contained within the Hydrocarbons Law.

Equatorial Guinea enforces national content regulations, established under its Hydrocarbons Law, with the primary goal of maximizing local participation and economic benefits from its oil and gas sector. Furthermore, they aim to increase the domiciliation of materials, equipment, and services within the country, fostering technology transfer and curbing capital outflow. Specific obligations also include the registration of all sector companies with the Ministry and the construction of prestigious office buildings by contractors after a commercial discovery.

In a move to bolster investor confidence and increase foreign investment, the Government of Equatorial Guinea passed Decree No. 100/2024 in early 2025. This decree introduces key regulations for the enforcement of judicial rulings against oil companies operating within the country, aiming to ensure procedural consistency and fairness in the execution of judgments. It reflects the government's commitment to safeguarding national interests while maintaining an attractive and predictable environment for international investors.
ENVIRONMENTAL REGULATIONS
General
Our operations are subject to various federal, state, local and international laws and regulations, including laws and regulations in Gabon, Egypt, Cote d'Ivoire, Canada (prior to the Canada Asset Divestment), Nigeria and Equatorial Guinea, governing the discharge of materials into the environment or otherwise relating to environmental protection or pollution control. The cost of compliance could be significant. While we are currently complying in all material respects with all environmental laws and regulations, failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial and damage payment obligations, or the issuance of injunctive relief (including orders to cease operations). Environmental laws and regulations are complex and have tended to become more stringent over time. We also are subject to various environmental permit requirements. Some environmental laws and regulations may impose strict liability, which could subject us to liability for conduct that was lawful at the time it occurred or joint and several liability, which could subject us to liability for conduct or conditions caused by prior operators or third parties. To the extent laws are enacted or other governmental action is taken that prohibits or restricts drilling or imposes environmental protection requirements that result in increased costs to the crude oil, natural gas and NGLs industry in general, our business and financial results could be adversely affected. Although no assurances can be made, we believe that, absent the occurrence of an extraordinary event, compliance with existing laws, rules and regulations regulating the release of materials into the environment or otherwise relating to the protection of the environment will not have a material effect upon our capital expenditures, earnings or competitive position with respect to our existing assets and operations. We cannot predict, however, what effect future environmental regulation or legislation, enforcement policies, or claims for damages to property, employees, other persons, the environment or natural resources could have on us.
In addition, a number of governmental bodies have adopted, have introduced or are contemplating regulatory changes in response to the potential impact of climate change. Legislation, increased regulation and litigation regarding climate change could impose significant costs on us, our joint venture owners, and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting, and other costs to comply with such regulations. For example, several nations, including Gabon, Egypt, Cote d'Ivoire, Canada and Equatorial Guinea, have signed and officially entered into an international climate change accord (the “Paris Agreement”). The Paris Agreement calls for signatory countries to set their own GHG emissions targets, make these emissions targets more stringent over time and be transparent about the GHG emissions reporting and the measures each country will use to achieve its GHG targets. A long-term goal of the Paris Agreement is to limit global temperature increase to well below two degrees Celsius from temperatures in the pre-industrial era. The Paris Agreement is effectively a successor agreement to the Kyoto Protocol treaty, an international treaty aimed at reducing emissions of GHG, to which various countries and regions are parties. On January 20, 2025, the US President signed an executive order to withdraw the United States from the Paris Agreement for the second time, with the withdrawal taking effect in January 2026. Such executive order could impact the SEC’s adopted new rules requiring public companies to disclose extensive climate-related information in their SEC filings, which the SEC voluntarily stayed followed a number of petitions for review filed against the SEC that were consolidated before the US Court of Appeals for the Eighth Circuit.
The State of Gabon and the Republic of Equatorial Guinea did not sign the Global Renewables and Energy Efficiency Pledge at COP28. However, a few oil companies operating in Gabon signed the Oil and Gas Decarbonization Charter at COP28.
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
In part, because they are economically developing countries, it is unclear how quickly and to what extent Gabon, Equatorial Guinea or Egypt will increase their regulation of climate change issues in the future. As of the date of this Annual Report, Equatorial Guinea has not adopted any new environmental legislation. Gabon has adopted Ordinance No. 019/2021 of September 13, 2021 on Climate Change, which ratification law has been published in the Official Gazette, with the objective of complying with the Paris Agreement (the "Ordinance on Climate Change"). The Ordinance on

Climate Change particularly aims to: (a) provide a framework for targets to be set for controlling and reducing emissions and for increasing GHG absorption in the national climate change strategy and the national plans for climate change adaptation and mitigation; (b) define and develop tools and mechanisms for climate change adaptation and mitigation; (c) provide a framework for, and implement, strategies for adaptation, monitoring mitigation and assessment, action plans, policies, programs and adaptation and mitigation measures; (d) provide a framework and take effective response for adaptation and mitigation measures to facilitate the setting of specific sustainable development, security and energy efficiency goals; (e) promote and manage sustainable development through climate change mitigation and adaptation activities; (f) establish climate change financing mechanisms; and (g) complement international instruments addressing climate change. It also sets forth climate adaptation and mitigation measures for carbon intensive operators (which include petroleum companies) such as (a) the establishment of a National Plan on the Reduction of Gas Flaring with a zero flaring objective; (b) the establishment of a GHG emissions database and quota system, (c) a carbon offset register, and (d) penalties and sanctions for not complying with such measures. Egypt ratified the United Nations Framework Convention on Climate Change (“UNFCCC”) in 1994, signed the Paris Agreement in 2016 and ratified it in 2017. Egypt is among the top affected countries by climate change. Egypt is already implementing plans pertaining to energy resources diversification and acceleration of decreased carbon emissions, in line with its “Sustainable Development Strategy: Egypt Vision 2030”, the “Integrated Sustainable Energy Strategy 2035” and its “National Climate Change Strategy 2050”. Egypt hosted the United Nations Climate Change Conference-COP27, during which the role of the oil and gas sector was the highlight of the “Decarbonization Day” thereof. Egypt submitted in June 2023 a revised Nationally Determined Contribution (“NDC”) to the United Nations Development Programme, focusing on Egypt’s commitment to reduce emissions by 65% in the oil and gas sector (1.7 Mt CO2e) by 2030, increasing renewable energy capacities and alternative energy (including natural gas) sources to generate 42% of electricity by 2035, and increased policy actions and measures across key sectors including the oil and gas sector. In December 2023, during COP28, Egypt formally launched the first African voluntary carbon marketplace.
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
The Carbon Border Adjustment Mechanism (“CBAM”) is the EU’s carbon pricing tool designed to reduce carbon emissions and prevent carbon leakage by imposing a carbon price on certain imported goods. It requires importers to report embedded emissions in their products and eventually purchase CBAM certificates. Currently it applies to imports of cement, iron and steel, aluminum, fertilizers, hydrogen, and electricity with the aim to create a level playing field between EU and non-EU producers while encouraging cleaner industrial production globally. CBAM is poised to significantly reshape the global oil and gas trade landscape. As the mechanism gradually expands to encompass the oil and gas sector by 2028, with full coverage expected by 2036, industry players are bracing for substantial shifts in market dynamics. Based on WoodMac Research, CBAM's implementation could potentially increase crude and refined product prices by up to $5 per barrel, translating to approximately 30 euro cents per liter at the pump for consumers. This price adjustment is likely to alter the competitive landscape, favoring low-emission intensity crudes and potentially reshaping trade flows as producers and refiners adapt their strategies to maximize value in a carbon-constrained market.
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
Our exploration and development activities, as well as our active pursuit of complementary opportunistic acquisitions, are capital intensive. To replace and grow our reserves, we must make substantial capital expenditures for the acquisition, exploitation, development, exploration and production of crude oil, natural gas and NGLs reserves. Historically, we have financed these expenditures primarily with cash from operations, debt, asset sales and private sales of equity. We are the operator of the Etame Marin block offshore Gabon, and are responsible for contracting on behalf of all the remaining parties participating in the project and rely on our joint venture owners to pay for 36.4% of the offshore Gabon budget. With respect to Block P, as the appointed technical operator, we rely on the timely payment of cash calls by our joint venture owners to pay for 46.3% of the Equatorial Guinea budget, except during any development phases where we have agreed or will agree to carry their interests. The continued economic health of our joint venture owners could be adversely affected by low crude oil prices, thereby adversely affecting their ability to make timely payment of cash calls.
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
There are numerous uncertainties inherent in estimating quantities of proved crude oil, natural gas and NGLs reserves, including many factors beyond our control. Reserve engineering is a subjective process of estimating the underground accumulations of crude oil, natural gas and NGLs that cannot be measured in an exact manner. The estimates included in this document are based on various assumptions required by the SEC, including non-escalated prices and costs and capital expenditures subsequent to December 31, 2025, and, therefore, are inherently imprecise indications of future net revenues.

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
Our reserve estimates are prepared using an average of the first-day-of-the-month prices received for crude oil, natural gas and NGLs for the preceding twelve months. Future reductions in prices, below the average calculated for 2025, would result in the estimated quantities and present values of our reserves being reduced. The forecast prices and costs assumptions assume changes in wellhead selling prices and take into account inflation with respect to future operating and capital costs.
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

The FPSO in Côte d’Ivoire ceased hydrocarbon production on January 31, 2025 for scheduled maintenance. Our results will be adversely affected until the FPSO is returned to service which may be a time later than we expect.

As an offshore asset, we, along with the operator and contractors of the Block CI-40 PSC, depend on the FPSO to store the crude oil produced prior to sale to customers. As part of the planned dry dock refurbishment, the Baobab FPSO ceased hydrocarbon production on January 31, 2025, with the final crude oil lifting in February 2025. The vessel departed from the field in late March 2025 and arrived at the shipyard in Dubai in May 2025. Although, the refurbishment work was completed in February 2026 and the Baobab FPSO has commenced its mobilization back to Cote d’Ivoire, there can be no assurance that the FPSO will return to service in the expected timeframe or that the costs of returning it to service will not be more than expected, and in either such case our results would be adversely affected. In addition, there can be no assurance that wells that are currently shut in will be returned to production on a timely basis, if at all, or at historical or anticipated production levels.
Commodity derivative transactions that we enter into may fail to protect us from declines in commodity prices and could result in financial losses or reduce our income.

In order to reduce the impact of commodity price uncertainty and increase cash flow predictability relating to the marketing of our crude oil, natural gas and NGLs we have entered into and may continue to enter into derivative arrangements with respect to a portion of our expected production in order to hedge against potential commodity price declines. In addition, under the 2025 RBL Facility agreement, if the aggregate borrowings under the 2025 RBL Facility exceeds 35% of the lower of (a) the available total commitments and (b) the applicable borrowing base amount, we are also required to enter into commodity price hedge positions covering certain volumes of anticipated future production set out in the banking case.
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

Our ability to collect payments from the sale of crude oil, natural gas and NGLs from our customers depends on the payment ability of our customer base, which may include a small number of significant customers. For example, our revenue concentration by customer for each of the Gabon, Egypt, and Cote d’Ivoire operating segments for the year ended December 31, 2025, was with a single respective significant customer. If our significant customers fail to pay for any reason, we could experience a material loss. In addition, if our significant customers cease to purchase or reduce the volume they purchase of our crude oil, natural gas or NGLs, the loss or reduction could have a detrimental effect on our production volumes and may cause a temporary interruption in sales of, or a lower price for, our crude oil, natural gas and NGLs.
In addition, we are and may in the future be exposed to third-party credit risk through our contractual arrangements with governmental entities in countries where we operate. Significant changes in the crude oil industry, including fluctuations in commodity prices and economic conditions, environmental regulations, government policy, royalty rates and other geopolitical factors, could adversely affect our ability to realize the full value of our accounts receivable from government entities in countries where we operate. Historically, we have had significant account receivables outstanding from governmental entities in countries where we operate. For example, while EGPC has made regular payments of these amounts, the timing of these payments have historically been longer than the normal industry standard. In addition, EGPC has at times faced difficulties in accessing foreign exchange markets for the purpose of obtaining U.S. dollars in exchange for Egyptian pounds. In the event the governments of the countries where we operate fail to meet their respective obligations or we are forced to accept payment in foreign currencies, such failures could materially adversely affect our financial and operational results.
We are also exposed to third-party credit risk through our banking relationships in the jurisdictions in which we operate. In 2023, macroeconomic conditions caused turmoil in the banking sector in the United States and elsewhere. We were not impacted by such turmoil. However, if similar conditions arise in the banking sector again and if any of the banks in which we keep our deposits is affected by such turmoil, we could be materially and adversely affected.
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
We face risks related to geopolitical events, international hostility, epidemics, outbreaks and other macroeconomic events that are outside of our control. The occurrence of certain geopolitical events, including those arising from terrorist activity, international hostility, public health crises, and the economic impact of global trade tensions and the imposition of tariffs, could significantly disrupt our business and operational plans and adversely affect our results of operations, cash flows, financial condition and liquidity. For instance, the ongoing conflicts in the Middle East, including the United States-Israel-Iran war and between Russia and Ukraine have and may continue to cause geopolitical instability, and adversely impact the global economy, supply chains and specific markets and industries. Although we are not able to enumerate all potential risks to our business resulting from these and other similar events, we believe that such risks include, but are not limited to, the following:
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
•logistical challenges, including those resulting from border closures and travel restrictions, as well as the possibility that our ability to continue production may be interrupted, limited or curtailed if workers and/or materials are unable to reach our offshore platforms, our FPSO vessel and our FSO charter vessel or our counterparties are unable to lift crude oil from our FPSO vessel or our FSO charter vessel;
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

In 2025 and continuing into 2026, the current U.S. presidential administration has implemented wide-ranging policy changes and issued numerous executive actions on topics including international trade, energy resources, corporate taxes, global climate change initiatives, employment practices, corporate compliance programs and environmental regulations, among other matters. In addition, the administration has continued to pursue structural changes to the executive branch of the federal government, including significant reductions in the federal workforce and reorganization of certain regulatory agencies. Ongoing legal challenges to many of these policy changes and executive actions remain unresolved, contributing to increased regulatory uncertainty.
In addition, any disruption in the operations of the U.S. federal government, including as a result of any future temporary or prolonged shutdowns resulting from the failure of Congress to enact appropriations bills, raise the federal debt ceiling or otherwise, could adversely affect our business, operations and financial condition. Recently, beginning on October 1, 2025 through November 12, 2025, the U.S. federal government shut down, during which time certain regulatory agencies, such as the SEC, furloughed large numbers of employees and stopped routine activities and operations. Additionally, on October 10, 2025, the U.S. federal government implemented substantial layoffs and workforce reductions in connection with the federal government shutdown, which resulted in the suspension or delay of various government-funded programs. Furthermore, the recent federal government shutdown resulted in reduced availability of government services, and the suspension or delay of activities by key agencies that regulate or otherwise interact with our business, including the SEC. As a result, review and approval of our filings, applications, and submissions could be delayed, and we may be unable to access or rely upon certain government data or systems. Any U.S. federal government shutdown or prolonged budget negotiation uncertainty may further adversely affect the broader U.S. economy, investor confidence, and capital markets. Such conditions could negatively impact the liquidity or trading volume of our securities, which in turn could have a material adverse effect on our business, results of operations, and stock price.
Furthermore, geopolitical events, including the recent developments in Venezuela and Iran and changing U.S. foreign policy priorities, have heightened volatility in the regulatory environment affecting our industry. We cannot predict how these policy changes, executive actions, and geopolitical events will be implemented or interpreted or the impact of a possible U.S. federal government shutdown or prolonged budget negotiation, or the ultimate effect they will have on our business, financial condition, and results of operations.
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
Private ownership of crude oil reserves under crude oil leases in the U.S. differs distinctly from our rights in foreign reserves where the state generally retains ownership of the minerals and, in many cases participates in, the exploration and production of hydrocarbon reserves. In the foreign countries in which we may do business, the state generally retains ownership of the minerals and consequently retains control of, and in many cases participates in, the exploration and production of hydrocarbon reserves. Accordingly, operations outside the U.S. may be materially affected by host governments.
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
Some of these risks may be higher in the developing countries in which we conduct our activities, namely, Gabon, Egypt, Cote d'Ivoire, Nigeria and Equatorial Guinea.
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

The U.S. inflation rate has fluctuated throughout 2024 and 2025, and it remains close to the historic levels over the past several decades. Although the current outlook is uncertain, heightened inflation may persist in the near to medium-term, particularly in the U.S., with the possibility that monetary policy may tighten in response. In addition, global and industry-wide supply chain disruptions have resulted in shortages in labor, materials and services. Such shortages have resulted in inflationary cost increases for labor, materials and services and could continue to cause costs to increase, or cause a scarcity of certain products and raw materials. To the extent inflation remains elevated, we may experience further cost increases for our operations, including oilfield services and equipment as a result of increasing prices of oil, natural gas and NGLs, increased drilling activity in our areas of operations, and increased labor costs. An increase in the prices of oil, natural gas and NGLs may cause the costs of materials and services we use to rise. We cannot predict any future trends in the rate of inflation, and a significant increase in inflation, to the extent we are unable to recover higher costs through higher commodity prices and revenues, could negatively impact our business, financial condition and results of operation.
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
We currently do not utilize derivative instruments to manage these foreign currency risks. As a result, our consolidated earnings and cash flows may be impacted by movements in the exchange rates.
We operate in international jurisdictions, and we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-corruption laws.
We are subject to the provisions of the U.S. Foreign Corrupt Practices Act, the UK Bribery Act and other similar laws. The foregoing laws prohibit companies and their intermediaries from making improper payments to officials for the purpose of obtaining or retaining business. In addition, such laws require the maintenance of records relating to transactions and an adequate system of internal controls over accounting. There can be no assurance that our internal control policies and procedures, compliance mechanisms or monitoring programs will protect us from recklessness, fraudulent behavior, dishonesty or other inappropriate acts or adequately prevent or detect possible violations under applicable anti-bribery and anti-corruption legislation.
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
In December 2021 and during 2022, the Bank of Central African States (“BEAC”), which is the central bank for the CEMAC, passed new regulations and instructions for the CEMAC FX regulations, which were introduced in 2018, that only apply to the extractive industry. The intent of the new regulations is to ensure the application of the FX regulations as of January 1, 2022, without impeding the operations of the extractive industry. Due to the lack of necessary banking infrastructure and preparedness by the banking sector and the various government agencies to apply the new regulations, it is foreseeable that we will run the risk of seeing delays in paying our vendors and domiciliation of goods and services into the CEMAC region throughout 2026 and beyond.
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

As of December 31, 2025, we had $190.0 million of aggregate facility commitments, $130.0 million of available borrowing capacity and $60.0 million of outstanding borrowings under the 2025 RBL Facility. An increase in interest rates could result in a significant increase in the amount we pay to service any subsequently drawn, and any future other debt taken out by us, resulting in a reduced amount available to fund our exploration and development activities and, if applicable, the cash available for dividends. Such an increase could also negatively impact the market price of the shares of common stock.
The development of our estimated proved undeveloped reserves may take longer and may require higher levels of capital expenditures than we currently anticipate. Therefore, our estimated proved undeveloped reserves may not be ultimately developed or produced.
At December 31, 2025, approximately 59% of our total estimated proved reserves were undeveloped reserves. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling. Our reserves data assumes that we can and will make these expenditures and conduct these operations successfully. These assumptions, however, may not prove correct. Delays in the development of our reserves, increases in costs to drill and develop such reserves, or decreases in commodity prices will reduce the value of our estimated proved undeveloped reserves and future net revenues estimated for such reserves and may result in some projects becoming uneconomic. If we choose not to spend the capital to develop these reserves, or if we are not otherwise able to successfully develop these reserves, we will be required to write-off these reserves. In addition, under the SEC’s reserve rules, because proved undeveloped reserves may be recognized only if they relate to wells planned to be drilled within five years of the date of their initial recognition, we may be required to write off any proved undeveloped reserves that are not developed within this five-year time frame.
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
If crude oil, natural gas or NGLs prices decline, we expect that the estimated quantities and present values of our reserves will be reduced, which may necessitate write-downs. Any future write-downs or impairments could have a material adverse impact on our results of operations. A material decline in prices could also result in a reduction of our net production revenue. Any substantial and extended decline in the price of oil, natural gas and NGLs would have an adverse effect on the carrying value of our reserves, borrowing capacity, revenues, profitability and cash flows from operations and may have a material adverse effect on our business, financial condition, results of operations and prospects. Volatile oil, natural gas and NGLs prices make it difficult to estimate the value of producing properties for acquisitions and often cause disruption in the market for oil, natural gas and NGLs producing properties, as buyers and sellers have difficulty agreeing on such values. Price volatility also makes it difficult to budget for, and project the return on, acquisitions and development and exploitation projects.
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
An increased societal and governmental focus on ESG matters, including climate change issues, may adversely impact our business, hinder access to investors and financing, and decrease demand for our product.

Heightened expectations for companies to address ESG matters, including climate change, social license to operate, human rights, and governance, have a myriad of potential impacts on our business. Investors, lenders, and other stakeholders are increasingly factoring these issues into investment, financing, and business decisions, often relying on ESG ratings from third-party agencies. Unfavorable ESG ratings, coupled with growing activism around fossil fuels, could dissuade investors or lenders from engaging with us, potentially impacting our share price or access to capital across all of our operating jurisdictions (Gabon, Egypt, Cote d'Ivoire and Equatorial Guinea). Furthermore, the European Commission, in February 2025, adopted proposals to focus the Corporate Sustainability Reporting Directive (CSRD) primarily on the largest companies (those with over 1000 employees), which, while potentially easing burdens on smaller entities, reinforces the global trend towards increased sustainability reporting requirements and scrutiny for significant market participants.

While we may issue voluntary disclosures regarding ESG matters, these are often based on hypothetical expectations and assumptions that may not fully represent current or future risks, due to the inherent uncertainties, long timelines, and evolving methodologies for identifying, measuring, and reporting on many ESG topics. The approaches to climate change and the transition to a lower-carbon economy, including governmental regulations, corporate policies, and consumer behavior, are continuously evolving globally. Our operating countries, including Gabon, Egypt, Cote d'Ivoire, and Equatorial Guinea, are signatories to the Paris Agreement and are developing or implementing various climate-related strategies, NDCs, and regulations, including those aimed at reducing flaring, capping emissions, and promoting energy efficiency. We cannot reliably estimate the full impact of these evolving approaches on our financial condition, results of operations, and ability to compete.

Operational activities across our global footprint, including exploration and development, are increasingly subject to stringent social and environmental review. Certain social license risks, involving community engagement, land access, and local content requirements, are pertinent in all our operating countries and can affect our ability to obtain or renew necessary permits and approvals.

Any long-term material adverse effect on the global oil and gas industry, whether driven by climate policies, social pressures, or other ESG factors, may adversely affect our financial condition, results of operations, and cash flows. Such impacts could also arise from increased awareness and adverse publicity, restricting our access to capital or impacting the marketability of our crude oil, natural gas, and NGLs. The physical impacts of climate change, such as changes in weather patterns, sea levels, and temperatures, also pose highly uncertain but potentially significant risks to our operations in specific geographic areas. We cannot predict the full extent of how these multifaceted ESG and climate change considerations will ultimately affect us.
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

Climate change continues to be the focus of political and societal attention. Numerous proposals have been made and are likely to be forthcoming on the international, national, regional, state and local levels to reduce the emissions of GHG emissions. These efforts have included or may include cap-and-trade programs, carbon taxes, GHG emissions reporting obligations and other regulatory programs that limit or require control of GHG emissions from certain sources. These programs may limit our ability to produce crude oil, natural gas and NGLs, limit our ability to explore in new areas, or may make it more expensive to produce. In addition, these programs may reduce demand for our product either by incentivizing or mandating the use of other alternative energy sources, by prohibiting the use of our product, by requiring equipment using our product to shift to alternative energy sources, or by directly increasing the cost of fossil fuels to consumers. Additionally, in March 2024, the SEC adopted final rules intended to enhance and standardize climate-related disclosures by public companies and in public offerings. Immediately after the SEC’s release of the final rules, several lawsuits were filed to challenge their legality, and the rules were stayed pending judicial review. On March 27, 2025, the SEC ended its defense of the final rules on climate-related disclosures, effectively withdrawing its support for the regulation; however, the rules remain on hold pending such legal challenges, which are currently held in abeyance by the Eighth Circuit Court of Appeals until such time as the SEC determines whether the rules will be rescinded, repealed, modified or defended in litigation.
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
In addition, our ability to comply with the 2025 Facility Agreement's covenants could be affected by events beyond our control and we cannot assure you that we will satisfy those requirements. A prolonged period of oil and gas prices at depressed levels could further increase the risk of our inability to comply with covenants to maintain specified financial ratios. A breach of any of these provisions could result in a default under the 2025 Facility, which could allow all amounts outstanding thereunder to be declared immediately due and payable. In the event of such acceleration, we cannot assure that we would be able to repay our debt or obtain new financing to refinance our debt. Even if new financing was made available to us, it may not be on terms acceptable to us. We may also be prevented from taking advantage of business opportunities that arise if we fail to meet certain ratios or because of the limitations imposed on us by the covenants under the 2025 Facility.
The borrowing base under the 2025 RBL Facility may be reduced pursuant to the terms of the 2025 Facility Agreement, which may limit our available funding for exploration and development. We may have difficulty obtaining additional credit, which could adversely affect our operations and financial position.
In the future we may depend on the 2025 RBL Facility for a portion of our capital needs. The 2025 RBL Facility had initial aggregate commitments of $190 million and an initial borrowing base of $182 million. Subject to certain conditions, we may request, at any time prior to the date falling 30 months after the date of the 2025 Facility Agreement to increase the total commitments available under the 2025 RBL Facility to an aggregate principal amount not to exceed $300 million. In addition, subject to certain conditions precedent, certain existing Lenders under the 2025 RBL Facility agreed to increase their initial commitment effective January 23, 2026 (the “Effective Increase Date”) so that the aggregate borrowing base under the 2025 RBL Facility as of the Effective Increase Date increased from $190.0 million to $255.0 million. The increase in commitments was undertaken with the existing accordion feature included in the 2025 RBL Facility.
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
In the future, we may not be able to access adequate funding under the 2025 RBL Facility as a result of (i) a decrease in our borrowing base due to the outcome of a subsequent borrowing base redetermination, or (ii) an unwillingness or inability on the part of the lenders to meet their funding obligations. As a result, we may be unable to obtain adequate funding under the 2025 RBL Facility. If funding is not available when needed, or is available only on unfavorable terms, it could adversely affect our development plans as currently anticipated, which could have a material adverse effect on our production, revenues and results of operations.
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
Our management, represented by our Chief Financial Officer, Ron Bain, and our Information Technology Director (the “IT Director”), Ryan Fernandez, leads our cybersecurity risk assessment and management processes and oversees their implementation and maintenance.
Our IT Director is an experienced information technology professional in our information technology department and has served as IT Director since November 2025. He works with the Company’s internal information technology department and external partners to monitor and improve our cybersecurity capabilities. Our IT Director possesses extensive experience in technology and cybersecurity, gained over his career spanning more than 25 years. Our previous IT Director, Perry Pasloski, led our IT department since 2024 prior to transitioning out of his role in November 2025 and leaving the Company in February 2026.
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
Our cybersecurity incident response and vulnerability management processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances. Management, including the IT Director and the Chief Financial Officer, serves on the Company’s incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response processes include reporting to the Board of Directors for certain cybersecurity incidents. The Board of Directors holds regular meetings throughout the year and receives periodic reports from management, including our Chief Financial Officer, concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them.
Item 2. Properties

The location and general character of our principal crude oil, natural gas and NGLs assets, production facilities, and other important physical properties have been described by segment under Item 1. “Business.” Information about crude oil, natural gas and NGLs reserves, including the basis for their estimation, is discussed in Item 1. “Business.” Our principal executive office is located at 2500 CityWest Boulevard, Houston, Texas 77042. As of December 31, 2025, we maintained offices in Houston, Texas; London, United Kingdom; Port-Gentil, Gabon; Calgary, Alberta; Cairo, Egypt; Abidjan, Cote d’Ivoire; and Malabo, Equatorial Guinea. All of our office space is leased. While we may in the future require additional office space as our business expands, we believe that our existing facilities are adequate to meet our needs for the immediate future and that additional facilities will be available on commercially reasonable terms as needed. For information regarding the Company’s obligations under its office leases, see Part IV, Item 15., Note 13. Leases to the Consolidated Financial Statements.

Item 3. Legal Proceedings

We are subject to litigation claims and tax, governmental and regulatory proceedings arising in the ordinary course of business. While we cannot predict the occurrence or outcome of these proceedings with certainty, it is management’s opinion that all claims and litigation we are currently involved in are not likely to have a material adverse effect on our consolidated financial position, cash flows or results of operations.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange and London Stock Exchange under the symbol “EGY”.
As of February 28, 2026, based upon information received from our transfer agent and brokers and nominees, there were approximately 101 holders of record of VAALCO common stock. This number does not include beneficial or other owners for whom common stock may be held in “street” names.
Dividends
Our Board of Directors adopted a quarterly cash dividend policy of an expected $0.0625 per common share per quarter commencing in the first quarter of 2023. The following table is a schedule of our dividends paid during 2025:

Dividend Payment Date	Amount per common share	Record Date
March 28, 2025	$0.0625	February 28, 2025
June 27, 2025	$0.0625	May 23, 2025
September 19, 2025	$0.0625	August 22, 2025
December 24, 2025	$0.0625	November 21, 2025
Aggregate per share amount paid in 2025	$0.2500

In connection with the 2025 RBL Facility, we are required to provide a group liquidity forecast prior to any distribution, share buyback, or stock repurchase (each, a “Distribution”). The forecast must include the amount of Distribution expected in the forecast period. Provided there is no borrowing base deficiency, and no event of default results or exists, we may make Distributions without further approval as long as (1) the current forecast is above the required ratio and the proposed Distribution, aggregated with the amount declared or paid in any three months within the forecast period, does not exceed 110% of the estimated amount for that period, or (2) we provide an updated forecast that is above the required threshold taking into account the proposed Distribution and the expected Distribution in any three-month period within the relevant forecast period. In the event the liquidity test is not met, an approval or waiver would need to be obtained from the Lenders to make a Distribution. Cash dividends during the expected period of the refurbishment of the FPSO in Cote d’Ivoire, if any are declared, shall not be more than $0.26 per share. For the year ended December 31, 2025, no specific approval or waivers were required to make Distributions.
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

Performance Graph
The following graph compares the annual percentage change in our cumulative total stockholder return on common shares with the cumulative total return of the S&P 500 Index and the SPDR S&P Oil & Gas Exploration and Production Index. The graph assumes $100 was invested on December 31, 2020 in our common stock and in each index, and that all dividends, if any, are reinvested. Stockholder returns over the indicated period may not be indicative of future stockholder returns.

350
300
250
200
150
100
50
-
2020
2021
2022
2023
2024
2025
SPDR S&P Oil & Gas Exploration and Production
S&P 500 Composite
VAALCO Energy, Inc.

	2020	2021	2022	2023	2024	2025
SPDR S&P Oil & Gas Exploration and Production	$100	$167	$242	$251	$248	$243
S&P 500 Composite	$100	$129	$105	$133	$166	$196
VAALCO Energy, Inc.	$100	$181	$264	$275	$281	$251
Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered securities during the year ended December 31, 2025 that were not previously reported on a Current Report on Form 8-K.
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
Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis describes the principal factors affecting our capital resources, liquidity, and results of operations. This management’s discussion and analysis should be read in conjunction with the accompanying Financial Statements and related notes, information about our business practices, significant accounting policies, risk factors, and the transactions that underlie our financial results, which are included in various parts of this Annual Report. For discussion related to changes in financial condition and results of operations for 2024 as compared with 2023, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Form 10-K, which was filed with the SEC on March 17, 2025. Certain statements in our discussion below are forward-looking statements. These forward-looking statements involve risks and uncertainties. We caution that a number of factors could cause actual results to differ materially from those implied or expressed by the forward-looking statements. Please see “Cautionary Statement Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” for further details about these statements.
INTRODUCTION
We are an independent energy company headquartered in Houston, Texas engaged in the acquisition, exploration, development and production of crude oil, natural gas and NGLs. We have a diversified African-focused portfolio of production, development and exploration assets located in Gabon, Egypt, Cote d'Ivoire, Equatorial Guinea, Nigeria, as well as, prior to the Canada Asset Divestment, producing properties in Canada. For further discussion of our five operating segments see “Item 1. Business – Segment and Geographical Information.”
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
Recent Developments and Outlook
2025 Acquisition
In March 2025, the Company farmed into the CI-705 block offshore Côte d’Ivoire as the operator with a 70% working interest and a 100% paying interest though a commercial carry arrangement with two other parties inclusive of the State Oil Company. The CI-705 block is located in the Tano basin, west of the Company’s CI-40 Block, where the Baobab and Kossipo oil fields are located. The total amount of acquisition costs for this transaction is approximately $3.0 million.
Divestment of Non-Core Assets

On February 4, 2026, the Company entered into an asset purchase agreement (the “Canada APA”) to sell all its operating assets in Canada (the “Canada Asset Divestment”) for a purchase price of $24.4 million (C$33.4 million Canadian dollars), subject to customary adjustments. The Canada Asset Divestment closed on February 19, 2026 with an effective date of February 1, 2026 for an adjusted purchase price of $25.5 million. The Canada Asset Divestment represents the Company’s complete exit of its Canadian oil and gas operations. Please see Part IV, Item 15., Note 4. Acquisitions and Divestiture and Note 20. Subsequent Events, to the Consolidated Financial Statements for further discussion on the Canada Asset Divestment.
Capital Program
We expect our 2026 capital program to range between $290.0 million to $360.0 million, assuming normal operating conditions, which prioritizes free cash flow generation and meaningful return of capital to shareholders. The program includes estimated spending of approximately between $110.0 million to $135.0 million for Gabon, $9.0 million to $12.0 million for Egypt, $0.5 million to $1.5 million for Equatorial Guinea, $170.0 million to $210.0 million for Cote d'Ivoire for oil and natural gas development and $0.5 to $1.5 million related to corporate and other capital costs. The foregoing amounts related to Etame projects in Gabon do not include amounts funded by the non-operating partners. See below under

“Capital Resources, Liquidity and Cash Requirements” for further discussion on the capital spending for each of our operating segments.
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

Trends and Uncertainties
Geopolitical Conflict and Other Market Forces – The Company continues to monitor geopolitical developments globally, and specifically in Europe, the Middle East, Africa, and North America, where they have the potential to impact operational continuity and market dynamics. On October 9, 2025, Israel, Hamas, the United States and other countries in the region agreed to a framework for a ceasefire in Gaza between Israel and Hamas, which if sustained, could reduce regional instability in the Eastern Mediterranean, and improve security conditions affecting Egypt operations and related energy supply chains. However, such ceasefire has not progressed beyond the first phase, and whether the ceasefire will be sustained or will result in a lasting de-escalation of tensions in the region is unknown. Additionally, geopolitical tensions and localized disruptions persist in parts of West Africa, where we hold significant producing and development interests, require ongoing vigilance regarding political, economic, and security risks.

Global markets are also experiencing volatility and uncertainty connected to the United States-Israel-Iran war and U.S intervention in Venezuela. Following the February 2026 missile strikes in Iran, there has been increased instability, including airspace closures in the Middle East, damage to airports and the de facto closure of Strait of Hormuz, a waterway that transports approximately 20% of the world’s petroleum. The duration and impact of these ongoing armed conflicts, and the potential of these conflicts spreading to more regions is uncertain and could adversely affect the global economy, financial markets, our customers and in turn us.

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

U.S. Tariffs and Global Trade Policies – In 2025, the U.S. administration enacted sweeping trade legislation, including significant tariff increases on industrial goods, energy-related equipment, and certain critical minerals, with a stated intent to prioritize domestic manufacturing and energy security. Global trade policy continues to evolve and the ultimate impact of recent developments with respect to U.S. tariffs is unclear. On February 20, 2026, the United States Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”). Following the Supreme Court’s decision, the U.S. presidential administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs. While there is significant uncertainty as to the duration of these and any further tariffs, and the impacts these tariffs and any corresponding retaliatory tariffs will have on the oil and gas industry and on commodity prices, these tariffs, along with anticipated retaliatory measures from affected trading partners, have introduced new volatility into the global supply chain for energy infrastructure.

While we do not maintain U.S. based production assets, our operations on the continent of Africa rely on equipment, services, and materials that are often sourced, engineered, or consolidated through the United States or through U.S. aligned trading routes. As a result, we may experience increased costs and longer lead times for the procurement and delivery of drilling and production equipment, particularly if suppliers adjust pricing in response to increased duties or if we are required to diversify sourcing channels. These impacts could affect the timing, cost structure and execution risk of certain development activities, especially in frontier offshore environments.

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

U.S. activity notwithstanding, the landscape for international climate-related financial reporting has evolved significantly. The Task Force on Climate-related Financial Disclosures (“TCFD”), which previously served as a leading framework, ceased operations in early 2024, with its responsibilities and legacy transitioning to the International Sustainability Standards Board (ISSB).

In line with this global evolution, in June 2025, the UK government advanced its endorsement process for sustainability reporting standards by publishing exposure drafts for UK Sustainability Reporting Standards (“UK SRS”) S1 and S2, derived from the International Financial Reporting Standards (“IFRS”) S1 and S2 frameworks, and initiated a public consultation scheduled to conclude in autumn 2025. Pending final government approval and subsequent Financial Conduct Authority (FCA) rulemaking, UK listed businesses will be subject to phased implementation starting with climate-related disclosures, excluding Scope 3 greenhouse gas emissions in the first period, transitioning to full coverage in subsequent years. The UK approach eliminates fixed commencement dates and offers regulatory flexibility, with transitional reliefs supporting issuer compliance and a “climate-first” methodology for initial reports, ensuring a measured shift from existing TCFD requirements to the new UK SRS/IFRS-aligned disclosure regime. UK listed entities are advised to prepare for mandatory reporting in line with IFRS S1 and S2, anticipated from accounting periods beginning in 2026, subject to the outcomes of the consultation and final government direction.

RESULTS OF OPERATIONS
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
We reported a net loss for the year ended December 31, 2025 of $41.4 million compared to a net income of $58.5 million for the year ended December 31, 2024. The year-over-year decrease in net income was due primarily to an impairment loss on assets held for sale for our Canada segment, a decrease in revenues partially offset by decreases in depreciation, depletion and amortization expense, credit losses and income tax expense during the current year.
Further discussion of results by significant line item follows.

	Year Ended December 31,		Increase/
	2025	2024	(Decrease)
(in thousands except Boe and per Boe and per Bbl information)
Net crude oil, natural gas and NGLs production (MBoe)	6,043	7,296	(1,253)
Net crude oil, natural gas, and NGLs sales volume (MBoe)	6,370	7,262	(892)

Average crude oil, natural gas and NGLs sales price (per Boe)	$56.11	$65.64	$(9.53)
Average Dated Brent spot price* ($/Bbl)	$69.14	$80.52	$(11.38)

Net crude oil, natural gas, and NGLs revenue	$359,272	$478,988	$(119,716)
Operating costs and expenses:
Production expense	158,177	163,500	(5,323)
Exploration expense	8,914	48	8,866
Depreciation, depletion and amortization	109,978	143,034	(33,056)
Impairment loss on assets held for sale	67,224	—	67,224
General and administrative expense	33,089	29,684	3,405
Credit (recovery) losses and other	106	6,304	(6,198)
Total operating costs and expenses	377,488	342,570	34,918
Other operating income (expense), net	(2,391)	78	(2,469)
Operating income (loss)	(20,607)	136,496	$(157,103)
Other expense, net	(5,962)	3,301	(9,263)
Income (loss) before income taxes	(26,569)	139,797	(166,366)
Income tax expense	14,822	81,307	(66,485)
Net income (loss)	$(41,391)	$58,490	$(99,881)
*Average of daily Dated Brent spot prices posted on the U.S. Energy Information Administration website.
Crude oil, natural gas and NGLs net revenues decreased $119.7 million, or approximately 25%, during the year ended December 31, 2025 compared to the same period of 2024. The revenue decrease is primarily attributable to lower revenues in Gabon and Côte d’Ivoire.
Gabon
Crude oil sales in Gabon are a function of the number and size of crude oil liftings in each year and thus crude oil sales do not always coincide with volumes produced in any given year. The Company’s Gabon segment contributed $181.7 million of revenue to the Company’s total revenue during the year ended December 31, 2025, which is lower than the $206.0 million of revenue contributed by the segment in 2024. The decrease in revenues is primarily due to a decrease in the Gabon average realized price per barrel received during the year ended December 31, 2025 of $65.76 per barrel (Bbl) compared to the price received in 2024 of $78.81 per Bbl. Partially offsetting this decrease in revenues was a slightly higher sales volume for the year ended December 31, 2025 of 2,735 MBbls or 151 MBbls higher than the sales volume of 2,584 MBbls in the same period in 2024. Our share of crude oil inventory, excluding royalty barrels, was approximately 67 MBbls and 268 MBbls at December 31, 2025 and 2024, respectively.

Egypt
Crude oil sales in Egypt are either sold to a third party via a cargo lifting or sold directly to the government, EGPC. The Company’s Egypt segment contributed $140.0 million of revenue to the Company’s total revenue for the year ended December 31, 2025 compared to $146.0 million of revenue contributed by the segment in 2024. The decrease in revenues was primarily due to a lower average realized price received in Egypt of $51.27 per Bbl during the year ended December 31, 2025, which was $5.20 lower per Bbl compared to the $56.47 per Bbl received in 2024. This was partially offset by an increase in sales volumes during the year ended December 31, 2025 to 2,730 MBbls compared to 2,585 MBbls during the same period in 2024. The Company’s Egypt segment had no oil inventory at December 31, 2025.
Canada
Prior to the Canada Asset Divestment, crude oil sales in Canada were normally sold through pipelines to a third party. The Company’s Canadian segment contributed $19.2 million of revenue to the Company’s total revenue for the year ended December 31, 2025, a decrease from the $32.0 million of revenue contributed by the Canada Segment in 2024. The decrease in revenues is due to the lower average realized sales price received during the year ended December 31, 2025 of $28.74 per MBoe or a decrease of $8.03 per Boe from the $36.77 per Boe received during the same period in 2024. In addition, there was a decrease in total sales volumes for the year ended December 31, 2025 to 667 MBoe from the 870 MBoe sold during the same period in 2024 which contributed to the decrease in revenues. The Company’s Canadian segment had no oil inventory at December 31, 2025.
Cote d'Ivoire

Crude oil sales in Côte d’Ivoire are sold through a marketing contract with an international oil trading company which offers the cargo shipments to buyers, mainly refineries, around the world. As previously noted, the FPSO ceased production in January 2025 to undergo a planned dry dock refurbishment. The refurbishment work was completed in February 2026 and the Baobab FPSO has commenced its mobilization back to Cote d’Ivoire. The FPSO is expected to return to service during the fourth quarter of 2026. The Company's Côte d’Ivoire segment contributed $18.4 million of revenue to the Company’s total revenue for the year ended December 31, 2025 or $76.7 million lower than the $95.1 million of revenue contributed by the segment in 2024. The decrease in revenues was primarily due to the decrease in sales volumes during the year ended December 31, 2025 to 238 MBbls compared to 1,223 MBbls during the same period in 2024. The average realized price received in Côte d’Ivoire was $77.36 per Bbl during the year ended December 31, 2025, which was also slightly lower compared to the $77.74 per Bbl received in 2024. The Company’s Côte d’Ivoire segment had no oil inventory at December 31, 2025.

Production expenses decreased $5.3 million, or approximately 3%, to $158.2 million in the year ended December 31, 2025 compared to the same period of 2024. The decrease in production expense was primarily driven by a reduction in production expenses in our Côte d’Ivoire segment partially offset by an increase in expenses in our Gabon segment. On a per barrel basis, production expense, excluding workover expense and stock compensation expense, for the year ended December 31, 2025 increased to $24.78 per barrel from $22.48 per barrel for the year ended December 31, 2024. The increase in production cost per barrel is primarily due to a 17% decrease in production volumes compared to the prior year.

Exploration expenses for the year ended December 31, 2025 of $8.9 million was attributable to the purchase of seismic data to be used in Block 705 in Cote d’Ivoire, the costs associated with Blocks G and H in Gabon and the costs associated with the Egypt exploration well in South Ghazalat determined to be not commercially viable. Exploration costs incurred during the same period in 2024 was minimal.

Depreciation, depletion and amortization decreased $33.1 million, or approximately 23%, to $110.0 million in the year ended December 31, 2025 compared to the same period of 2024. The decrease in depreciation, depletion and amortization expense is due primarily to no production in Côte d’Ivoire since January 2025 when the FPSO went offline.

General and administrative expenses increased $3.4 million, or approximately 11%, to $33.1 million in the year ended December 31, 2025 compared to the same period of 2024. The increase in general and administrative expenses is primarily due to an increase in stock based compensation, salaries and wages, and professional service fees.

Credit loss and other allowances - Credit loss and other expense decreased $6.2 million, or approximately 98%, to $0.1 million in the year ended December 31, 2025 compared to the same period of 2024. The credit losses and other for the year ended December 31, 2024 was primarily attributable to the higher allowance calculated during 2024 related to the Egypt

Backdated Receivables, defined in Part IV, Item 15., Note 11. Commitments and Contingencies to the Consolidated Financial Statements. The Backdated Receivables were settled as of March 31, 2025, while the remaining trade receivables are current and therefore it was determined that no provision was required.

Derivative instruments gain (loss), net is attributable to our commodity instruments as discussed in Part IV, Item 15., Note 9. Derivatives to the Consolidated Financial Statements. During the years ended December 31, 2025 and 2024, we recognized net realized losses of less than $0.1 million and $0.5 million, respectively, and an unrealized gain of $2.9 million and an unrealized loss of $0.2 million, respectively, or a total net derivative gain of $2.9 million and a total net derivative loss of $0.7 million, respectively. Derivative gains for 2025 are a result of the increase in the price of Dated Brent crude oil over the initial strike price per barrel of the option over the year ended December 31, 2025. Our derivative instruments currently cover a portion of our production through March 2027 for oil and through December 2026 for gas. As part of our Canada Asset Divestment, the purchaser under the Canada APA assumed our hedge contracts associated with gas production volumes from our Canada operating segment.

Impairment loss on assets held for sale for the year ended December 31, 2025 of $67.2 million was attributable to recorded impairments to the carrying value of proved and unproved oil and gas properties for our Canada assets reported as held for sale. The impairment was primarily attributable to a sustained decline in forward strip commodity prices during the period, including decreases in both crude oil and natural gas benchmark pricing. Lower forward pricing reduced expected future net cash flows and negatively impacted market participant valuation assumptions. As a result, estimated proceeds from the planned divestiture declined below the carrying value of the disposal group. There were no assets held for sale as of December 31, 2024.

Interest (expense) income, net increased $4.5 million to an expense of $8.2 million for the year ended December 31, 2025 from an expense of $3.7 million during the same period in 2024. The increase of net interest expense for the year ended December 31, 2025 primarily resulted from an increase in our amortization of debt issue costs, commitment fees incurred and interest incurred on our borrowing under the 2025 RBL Facility, partially offset by interest income. The Company did not draw any amounts under its previous reserve-based credit facility during 2024.

Other (expense) income, net decreased $5.2 million to an expense of $0.6 million for the year ended December 31, 2025 from an expense of $5.8 million for the year ended December 31, 2024. Other (expense) income, net normally consists of foreign currency losses as discussed in Part IV, Item 15., Note 2. Summary of Significant Accounting Policies to the Consolidated Financial Statements. However, for the year ended December 31, 2024, other (expense) income, net, also included $3.9 million of transaction costs associated with the Svenska Acquisition.
Income tax expense (benefit) for the year ended December 31, 2025 was an expense of $14.8 million which includes a $13.7 million favorable oil price adjustment as a result of the change in value of the government of Gabon's allocation of Profit Oil between the time it was produced and the time it was taken in-kind. After excluding this impact, income taxes were $28.5 million for the period. For the year ended December 31, 2024, we recorded an income tax expense of $81.3 million which is comprised of $98.9 million of current tax expense and a deferred tax benefit of $17.6 million. The current tax expense in both periods is primarily attributable to our operations in Gabon, Egypt, Canada and Cote d'Ivoire. The income tax expense is lower in 2025 than the income tax expense in 2024 period as a result of lower revenues. See Part IV, Item 15., Note 7. Income Taxes to the Consolidated Financial Statements for further discussion.

CAPITAL RESOURCES AND LIQUIDITY
Capital Expenditures
During 2025, we had accrual basis expenditures attributable to operations of $236.4 million, that includes $61.7 million for Gabon, $28.8 million for Egypt, $1.6 million for Canada, $143.2 million for Cote d'Ivoire, $0.6 million for Equatorial Guinea and $0.5 million for the corporate offices, compared to $109.4 million for 2024. Capital expenditures in 2025 were attributable to expenditures primarily related to the new wells drilled as part of the drilling campaign in Egypt, the Phase Three drilling in Gabon, as well as expenditures associated with the refurbishment of the FPSO in Côte d'Ivoire. During the same period in 2024, our cash spending primarily related to the Svenska acquisition as well as payments for the 2024 drilling campaigns in both Egypt and Canada.

Recent Operational Updates
Gabon

The Company’s Phase Three Drilling Program in Gabon commenced in the fourth quarter of 2025 with the drilling of the Etame 15H-ST1 development well in the 1V block of Etame in December 2025. The well was completed and placed on production in January 2026 confirming expectations from the pilot well results. Although the West Etame exploration well (ET-14P) encountered 10 meters of high quality sands, the target zone was water-bearing. The lower portion of the well will be plugged and abandoned but the well bore will be utilized and sidetracked in the upper portion of the well to drill the ET-14H development well in the Main Fault Block of Etame. Operations are expected to be completed in April.

After completing our program at the Etame platform, we expect to move the drill rig to the SEENT and Ebouri platforms where we have several wells and workovers planned to enhance production and potentially add reserves.

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

The BWE Consortium initiated its 3D seismic campaign across the Niosi and Guduma blocks in November 2025 and such campaign was completed in January 2026. The seismic acquisition was executed and satisfies the minimum commitments under the terms of the Niosi PSC as well as to inform the decision on proceeding into the second exploration period for the Guduma Block.

Egypt

The drilling campaign in Egypt began in December 2024 and continued throughout 2025. During 2025, we drilled a total of 16 wells in the Eastern Dessert, which included 16 development wells. In December 2025, we started drilling an additional well which was completed in January 2026. All wells drilled in the Eastern Dessert successfully achieved their target. Additionally, continuous well interventions, workovers and optimization activities were carried out in 2025 to enhance production levels. We also drilled one exploration well in South Ghazalat which was later determined to be not commercially viable.

Cote d'Ivoire

In connection with the planned dry dock refurbishment, the Baobab FPSO ceased hydrocarbon production on January 31, 2025, with the final crude oil lifting in February 2025. The vessel departed the field in late March 2025 for Dubai for the refurbishment work, which was completed in February 2026. The Baobab FPSO has commenced mobilization back to Cote d’Ivoire and is expected to return to offshore Cote d’Ivoire by late March 2026, with field production expected to restart during the second quarter of 2026. A rig has been secured for the planned development drilling program which is expected to begin during the fourth quarter of 2026 after the FPSO returns to service. The drilling campaign is expected to bring meaningful additions to production from the main Baobab field in CI-40.

In February 2026, the Company became the operator with a 60% working interest in the Kossipo field on the CI-40 Block with a field development plan to be completed in the second half of 2026.

In March 2025, the Company farmed into the CI-705 block offshore Côte d’Ivoire as the operator with a 70% working interest and a 100% paying interest though a commercial carry arrangement with two other parties. The CI-705 block is located in the Ivorian Basin, west of the Company’s CI-40 Block, where the Baobab and Kossipo oil fields are located.

Canada

In 2025, the Company decided to defer the drilling of additional wells in Canada based on a reassessment of capital allocation priorities across the portfolio and to ensure that investment is directed toward projects with the highest expected returns. As discussed above, in early 2026, the Company completely exited its Canadian oil and gas operations. Please see above under “Divestment of Non-Core Assets,” for further discussion on the sale of the Canada operating assets.

Equatorial Guinea

We own a 60% working interest in an undeveloped portion of Block P offshore Equatorial Guinea where we are the designated operator. We have an existing plan of development of the Venus field discovery on Block P, which focuses on key areas of drilling evaluations, facilities design, market inquiries and metocean review. In the second quarter of 2025, the Company completed the initial Front End Engineering and Design study that confirmed the viability of the development concept and is currently evaluating alternative technical solutions which may deliver enhanced economic value.

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
Please see Part IV, Item 15., Note 9. Derivatives in our Consolidated Financial Statements for more information on the related hedges.
Cash on Hand
At December 31, 2025 and 2024, we had unrestricted cash of $58.9 million and $82.6 million, respectively, which as of certain dates, exceeded Federal Deposit Insurance Corporation insurance limits. We invest cash not required for immediate operational and capital expenditure needs in short-term money market instruments primarily with financial institutions where we determine our credit exposure is negligible. As operator of the Etame Marin block in Gabon, we enter into project-related activities on behalf of our working interest joint venture owners. We generally obtain advances from joint venture owners prior to significant funding commitments. Our cash on hand will be utilized, along with cash generated from operations, to fund our operations.
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

Based on current expectations, we believe we have sufficient liquidity through our existing cash balances, cash flow from operations and our 2025 RBL Facility to support our current cash requirements during the next 12 months and beyond, including the FPSO refurbishment, drilling programs, dividend payments, abandonment funding, as well as transaction expenses and capital and operational costs associated with our business segments' operations. However, our ability to generate sufficient cash flow from operations or fund any potential future acquisitions, consortiums, joint ventures or pay dividends for other similar transactions depends on operating and economic conditions, some of which are beyond our control. If additional capital is needed, we may not be able to obtain debt or equity financing on terms favorable to us, or at all. We are continuing to evaluate all uses of cash, including opportunistic acquisitions, and whether to pursue growth opportunities and whether such growth opportunities, additional sources of liquidity, including equity and/or debt financings, are appropriate to fund any such growth opportunities.
Merged Concession Agreement
For information on the Merged Concession Agreement, see Part IV, Item 15., Note 11. Commitments and Contingencies to the Consolidated Financial Statements.
2025 RBL Facility Agreement and Available Credit
For information on our 2025 Facility Agreement and available credit, see Part IV, Item 15., Note 12. Debt to the Consolidated Financial Statements.
Cash Requirements
Our material cash requirements generally consist of the FPSO refurbishment, finance and operating leases, capital projects, dividend payments and abandonment funding, each of which is discussed in further detail below.
Abandonment Funding - Under the terms of the Etame PSC, we have a cash funding arrangement for the eventual abandonment of all offshore wells, platforms and facilities on the Etame Marin block. As a result of the PSC Extension, annual funding payments are spread over the periods from 2018 through 2028, under the applicable abandonment study. The amounts paid will be reimbursed through the Cost Account and are non-refundable. In August 2023, an abandonment study was completed which estimated abandonment costs of approximately $77.9 million ($45.9 million, net to Vaalco) on an undiscounted basis. The abandonment estimate was presented to the Gabonese Directorate of Hydrocarbons as required by the PSC. In the first quarter of 2023, the Directorate of Hydrocarbons in Gabon approved a $26.6 million ($15.6 million, net to Vaalco) abandonment funding payment associated with the FPSO retirement. The Company received payment of $15.6 million in March 2023. No additional activity was noted in the abandonment funding account through the end of 2025. At December 31, 2025, the balance of the abandonment fund was $10.7 million ($6.3 million, net to Vaalco) on an undiscounted basis. The annual payments will be adjusted based on revisions in the abandonment estimate. This cash funding is reflected under “Other noncurrent assets” in the “Abandonment funding” line item of the consolidated balance sheets. The Company is working with the Directorate of Hydrocarbons in Gabon to establish a payment schedule to resume funding of the abandonment fund. Future changes to the anticipated abandonment cost estimate could change the asset retirement obligation and the amount of future abandonment funding payments.
Capital Projects - In December 2024, the Company secured a rig for the Phase Three drilling campaign at Etame and has spud the first infill well in December 2025. The Phase Three drilling campaign includes several wells and workovers planned to enhance production, lower costs and potentially add reserves. In Egypt, we anticipate to continue our drilling and completion campaign, as well as recompletion activities in 2026. In CDI, a rig has been secured for the Phase 5 planned development drilling program, which is expected to begin during the fourth quarter of 2026 following the FPSO’s returns to service.

Leases - We are a party to several operating and financing lease arrangements, including operating leases, which may include corporate offices, drilling rigs, rental of marine vessels and helicopter, warehouse and storage facilities, equipment and financing lease agreements for the FSO, and equipment and vehicles used in operations. The annual costs of these leases are significant to us. For further information see Part IV, Item 15., Note 13. Leases to our Consolidated Financial Statements.

Merged Concession Agreement - Under the Merged Concession Agreement, a total of $65.0 million of modernization payments were to be made to EGPC over a period of six years from February 1, 2020 (the “Merged Concession Effective Date”). As of December 31, 2025, all modernization payments had been fully settled either through actual cash payments or through the issuance of credit against receivables owed from EGPC. We also have minimum financial work commitments of $50.0 million per each five-year period of the primary development term, commencing on the Merged Concession Effective Date. As of December 31, 2025, the $50.0 million of financial work commitments had been delivered to EGPC.

FPSO Maintenance – The Baobab FPSO arrived at the shipyard in Dubai ahead of schedule in mid-May 2025 for planned maintenance and upgrades. The FPSO refurbishment work was completed in February 2026 and the Baobab FPSO has commenced its mobilization back to Cote d’Ivoire. The FPSO is expected to return to service in the second quarter of 2026.

BWE Consortium – We are a member of the BWE Consortium that was awarded the licenses for the Niosi Marin and the Guduma Marin exploration blocks in Gabon. These licenses are covered by PSCs entered into with the Gabonese Government. These PSCs will have two exploration periods totaling eight years which may be extended by an additional two more years. During the first exploration period, the joint owners intend to reprocess existing seismic and carry out a 3-D seismic campaign on these two blocks and have also committed to drilling exploration wells on both blocks. The first exploration period ends in May 2026. In the event the BWE Consortium elects to enter the second exploration period, the BWE Consortium will be committed to drilling at least another one exploration well on each of the awarded blocks. Under the terms of the BWE Consortium PSC, the Company holds a 37.5% non-operating working interest in these licenses.
Dividend Policy – Our Board of Directors adopted a quarterly cash dividend policy of an expected $0.0625 per common share per quarter, which commenced in the first quarter of 2023. Payment of future dividends, if any, will be at the discretion of the Board of Directors after taking into account various factors, including current financial condition, the tax impact of repatriating cash, operating results and current and anticipated cash needs.
Drilling Rig Commitment - The Company entered into a bareboat charter agreement (the “Bareboat Charter”) in late 2024 to charter the drilling rig for its Phase Three drilling campaign in Gabon. Pursuant to the Bareboat Charter, the Company also entered into a service agreement with a third party for the drilling rig maintenance and operations. The Bareboat Charter commenced with the mobilization of the drilling rig towards the Company’s first well in November 2025 and has a noncancellable period of 300 days plus five single well options. The Bareboat Charter stipulates fixed day rates and other variable payments.
Cash Flows
Our cash flows for the years ended December 31, 2025 and 2024 are as follows:

	Year Ended December 31,
	2025	2024	Increase (Decrease) in 2025 over 2024
	(in thousands)
Net cash provided by operating activities before changes in operating assets and liabilities	$117,263	$184,312	$(67,049)
Net change in operating assets and liabilities	95,404	(70,594)	165,998
Net cash provided by operating activities	212,667	113,718	98,949

Net cash used in investing activities	(255,890)	(102,119)	(153,771)

Net cash provided by (used in) in financing activities	12,377	(43,048)	55,425
Effects of exchange rate changes on cash	83	(3)	86
Net change in cash, cash equivalents and restricted cash	$(30,763)	$(31,452)	$689

The $98.9 million increase in net cash provided by operating activities during the year ended December 31, 2025 compared to the year ended December 31, 2024, was driven primarily by changes in operating assets and liabilities during the period. The net increase in changes provided by operating assets and liabilities of $166.0 million for the year ended December 31, 2025 compared to the same period of 2024 was related to an increase in cash provided by trade receivable and Egypt receivables and other, net (collectively $121.7 million). In addition, cash provided by operating assets and liabilities increased due to an increase in accounts payable and accrued liabilities and other balances of $82.9 million. Partially offsetting these changes was a decrease in cash provided on a decrease in foreign income taxes receivable (payable) of $45.1 million.

The $153.8 million increase in net cash used in investing activities during the year ended December 31, 2025 was due to the increase in cash capital spending in 2025. In 2025 capital spending was primarily attributable to costs associated with the development drilling programs in Egypt, as well as maintenance, project costs and long lead items for Gabon and Côte d'Ivoire. In 2024 capital spending was primarily attributable to the costs associated with the recompletion and drilling program. In addition, the Company used $40.2 million in cash for the acquisition of Svenska which is offset by the cash received from Svenska in the amount of $41.0 million.

Net cash provided by financing activities during the year ended December 31, 2025 included $60.0 million in proceeds from borrowings under our new 2025 RBL Facility partially offset by $26.5 million for dividend distributions, $0.7 million for treasury stock repurchases as a result of tax withholding on options exercised and on vested restricted stock, $7.1 million for deferred financing costs related to our new 2025 RBL Facility and $13.3 million of principal payments on our finance leases. For the year ended December 31, 2024, cash used in financing activities included $26.2 million for dividend distributions, $6.8 million for treasury stock repurchased under our stock repurchase plan, and $10.5 million of principal payments on our finance leases partially offset by $0.4 million in proceeds from options exercised.
Regulatory and Joint Interest Audits
We are subject to periodic routine audits by various government agencies, including audits of our petroleum Cost Account, customs, taxes and other operational matters, as well as audits by other members of the contractor group under our joint operating agreements. See Part IV, Item 15., Note 11. Commitment and Contingencies to the Consolidated Financial Statements for further discussion.
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
We account for asset retirement obligations as required by ASC 410 — Asset Retirement and Environmental Obligations. Under these standards, the fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. If a reasonable estimate of fair value cannot be made in the period the asset retirement obligation is incurred, the liability is recognized when a reasonable estimate of fair value can be made. If a tangible long‑lived asset with an existing asset retirement obligation is acquired, a liability for that obligation is recognized at the asset’s acquisition or in service date. In addition, a liability for the fair value of a conditional asset retirement obligation is recorded if the fair value of the liability can be reasonably estimated. We capitalize the asset retirement costs by increasing the carrying amount of the related long‑lived asset by the same amount as the liability. We record increases in the discounted abandonment liability resulting from the passage of time in depletion, depreciation and amortization in the consolidated statement of operations and comprehensive income (loss). To the extent future revisions to these assumptions impact the present value of the existing asset retirement obligation liability, a corresponding adjustment is made to the oil and natural gas property balance.
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
Judgment is required in determining whether deferred tax assets will be realized in full or in part. Management assesses the available positive and negative evidence to estimate if existing deferred tax assets will be utilized. When it is estimated to be more-likely-than-not that all or some portion of the deferred tax assets will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are estimated to not be realizable. Factors considered include earnings generated in previous periods, forecasted earnings, the expiration period of carryovers, and overall economic conditions of the industry. As of December 31, 2025, we had deferred tax assets of $310.0 million primarily attributable to Canada and U.S. basis differences in fixed assets, foreign tax credit carryforwards, and foreign net operating loss carryforwards. A valuation allowance of $203.6 million has been established against the deferred tax assets as of December 31, 2025, as management has concluded that it was more-likely-than-not that only some portion of the deferred tax assets would be realized. In future periods, we may determine that it is more-likely-than-not that all or some portion of the deferred tax assets will be realized, and in such period all or a portion of this valuation allowance may be reversed as the evidence warrants.
In certain jurisdictions, we may deem the likelihood of realizing deferred tax assets as remote where we expect that, due to the structure of operations and applicable law, the operations in such jurisdictions will not give rise to future tax consequences. Should our expectations change regarding the expected future tax consequences, we may be required to record additional deferred taxes that could have a material effect on our consolidated financial position and results of operations. For further discussion, see Part IV, Item 15., Note 7. Income Taxes to the Consolidated Financial Statements.
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
•future crude oil, natural gas and NGLs differentials;
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
Management is responsible for estimating the quantities of proved crude oil, natural gas and NGLs reserves and for preparing related disclosures. Estimates and related disclosures are prepared in accordance with SEC requirements and generally accepted industry practices in the U.S. as prescribed by the Society of Petroleum Engineers. Reserve estimates are independently evaluated at least annually by NSAI, who is our independent qualified reserves engineer. Prior to 2025, reserves estimates for Canada were evaluated by GLJ. Equatorial Guinea will receive a Management Case Report.
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
Impairment of crude oil, natural gas and NGLs producing properties

We review the crude oil, natural gas and NGLs producing properties for impairment quarterly or whenever events or changes in circumstances indicate that the carrying amount of such properties may not be recoverable. When a crude oil, natural gas and NGLs property’s undiscounted estimated future net cash flows are not sufficient to recover its carrying amount, an impairment charge is recorded to reduce the carrying amount of the asset to its fair value. Our assessment involves a high degree of estimation uncertainty as it requires us to make assumptions and apply judgment to estimate undiscounted future net cash flows related to proved and probable reserves. Such assumptions include commodity prices, capital spending, production and abandonment costs and reservoir data. The fair value of the asset is measured using a discounted cash flow model relying primarily on Level 3 inputs to estimate the undiscounted future net cash flows. In addition, we considered risk adjustment factors in our fair value measurement. The undiscounted estimated future net cash flows used in the impairment evaluations at each quarter end are based upon the most recently prepared reserve reports evaluated by independent reserve engineers adjusted to use forecasted prices from the forward strip price curves near each quarter end and adjusted as necessary for drilling and production results. Assets that are not impaired on a held-and-used basis could possibly become impaired if a decision is made to sell such assets. That is, the assets would be impaired if they are classified as held-for-sale and the estimated proceeds from the sale, less costs to sell, are less than the assets’ associated carrying values. For further discussion, see Part IV, Item 15., Note 4. Acquisitions and Divestitures and Note 8. Crude Oil, Natural Gas and NGLs Properties and Equipment, Net to the Consolidated Financial Statements.
Impairment of Unproved Property
We evaluate our undeveloped crude oil, natural gas and NGLs leases for impairment on at least a quarterly basis by considering numerous factors that could include nearby drilling results, seismic interpretations, market values of similar assets, existing contracts and future plans for exploration or development. When undeveloped crude oil, natural gas and NGLs leases are deemed to be impaired, exploration expense is charged. Unproved property costs consist mainly of acquisition costs related to undeveloped acreage in the Etame Marin, Niosi Marin, and Guduma Marin blocks in Gabon, the CI-705 block in Cote d’Ivoire and to Block P in Equatorial Guinea.
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
Foreign Exchange Rate Risk
Our results of operations and financial condition are affected by currency exchange rates. While crude oil sales are denominated in U.S. dollars, portions of our costs in Gabon are denominated in the local currency (the Central African CFA Franc, or XAF), and our VAT receivable as well as certain liabilities in Gabon are also denominated in XAF. A weakening U.S. dollar will have the effect of increasing costs while a strengthening U.S. dollar will have the effect of reducing costs. For our VAT receivable in Gabon, a strengthening U.S. dollar will have the effect of decreasing the value of this receivable resulting in foreign exchange losses, and vice versa. The Gabon local currency is tied to the Euro. The exchange rate between the Euro and the U.S. dollar has historically fluctuated in response to international political conditions, general economic conditions and other factors beyond our control. As of December 31, 2025, we had net monetary liabilities of $113.4 million (XAF 63.2 billion) denominated in XAF. A 10% weakening of the CFA relative to the U.S. dollar would have a $10.3 million increase in the value of these net liabilities. For the year ended December 31, 2025, we had expenditures of approximately $86.4 million denominated in XAF.
Related to our Canadian operations, our currency exchange risk relates primarily to certain cash and cash equivalents, accounts receivable, lease obligations and accounts payable and accrued liabilities denominated in Canadian dollars. We estimate that a 10% increase in the value of the Canadian dollar against the US dollar would increase net earnings for the year ended December 31, 2025 by approximately $0.2 million. Conversely, a 10% decrease in the value of the Canadian dollar against the US dollar would decrease net earnings for the year ended December 31, 2025 by approximately $0.2 million.
We are also exposed to foreign currency exchange risk on cash balances denominated in Egyptian pounds. Some collections of accounts receivable from the Egyptian Government are received in Egyptian pounds, and while we are generally able to use the Egyptian pounds received on accounts payable denominated in Egyptian pounds, there remains foreign currency exchange risk exposure on Egyptian pound cash balances. Using month-end cash balances converted at month-end foreign exchange rates at December 31, 2025, we estimate that a 10% increase in the value of the Egyptian pound against the US dollar would decrease net earnings for the year ended December 31, 2025 by approximately $4.2 million. Conversely, a 10% decrease in the value of the Egyptian pound against the US dollar would increase net earnings for the year ended December 31, 2025 by approximately $3.5 million.
In Cote d'Ivoire, our currency exchange risk also relates primarily to certain cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities denominated in Swedish Krona. We estimate that a 10% decrease in the value of the Swedish Krona against the US dollar would increase the value of the net assets for the year ended December 31, 2025 by approximately $1.8 million. Conversely, a 10% increase in the value of the Swedish Krona against the US dollar would decrease the value of the net liabilities for the year ended December 31, 2025 by approximately $2.2 million.

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
Crude oil, natural gas and NGLs properties and equipment are assessed for impairment annually as well as whenever events or changes in circumstances indicate that a property’s carrying amount may not be recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company would estimate the fair value of its properties and record an impairment charge for any excess of the carrying amount of the properties over the estimated fair value of the properties. Factors used to estimate fair value may include estimates of proved and probable reserves, estimated future commodity prices, future production estimates, and anticipated capital and operating expenditures, using a commensurate discount rate. In addition, we include risk adjustment factors in our fair value measurement. Unfavorable changes in any of these assumptions could result in a reduction in undiscounted future cash flows and could indicate property impairment. Uncertainties related to the primary assumptions could affect the timing of an impairment. In most cases, the assumption that generates the most variability in undiscounted future net cash flows is future oil and gas prices. We observed a decline in commodity prices during the year ended December 31, 2025 which prompted us to evaluate the recoverability of the carrying value of our assets and whether an other than temporary impairment occurred for certain crude oil, natural gas and NGLs properties and equipment. As a result of these tests, no impairments were recorded during the year ended December 31, 2025 related to our crude oil, natural gas and NGLs producing properties and equipment, excluding properties held for sale; however, certain crude oil, natural gas and NGLs properties and equipment may be at risk for impairment if the estimates of future cash flows decline.
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
If crude oil sales were to remain constant at the most recent annual sales volumes, a $5 per Bbl decrease in crude oil price would decrease our revenues and operating income or increase our operating loss for the year as follows:

	2025 Sales Volumes (Mbls)	Decrease in Revenues (In Millions)	Decrease in Operating Income (In Millions)
Gabon	2,735	$13.7	$12.3
Egypt	2,730	$13.6	$8.1
Cote d'Ivoire	238	$1.2	$0.6
Canada	667	$3.3	$2.6
Consolidated	6,370
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
Outstanding derivative contracts at December 31, 2025 are as follows:

		Settlement Period
Instrument	Index	January 2026 - March 2026	April 2026 - June 2026	July 2026 - September 2026	October 2026 - December 2026
Crude oil:
Collars	Dated Brent
Total volumes (Bbls)		400,000	360,000	75,000	—
Weighted average floor price ($/Bbl)		$62.29	$61.88	$65.00	$—
Weighted average ceiling price ($/Bbl)		$68.63	$67.95	$71.00	$—

Natural Gas(a):
Swaps	AECO 7A
Total volumes (GJs)(b)		225,000	150,000	150,000	50,000
Weighted average fixed price (CAD/GJ)		$2.99	$2.80	$2.80	$2.80
(a) Natural gas hedge contracts were assumed by the third-party purchaser upon closing of the sale pursuant to the Canada APA.
(b) One gigajoule (GJ) equals one billion joules (J). A gigajoule of natural gas is approximately 25.5 cubic meters standard conditions.
Subsequent to December 31, 2025, the Company entered into the following additional derivative contracts to cover its future anticipated production:

		Settlement Period
Instrument	Index	January 2026 - March 2026	April 2026 - June 2026	July 2026 - September 2026	October 2026 - December 2026	January 2027 - March 2027
Crude oil:
Collars	Dated Brent
Total volumes (Bbls)		260,000	338,000	702,000	692,000	673,000
Weighted average floor price ($/Bbl)		$62.00	$64.22	$63.72	$64.96	$64.68
Weighted average ceiling price ($/Bbl)		$67.80	$70.14	$68.49	$68.33	$72.63

Swaps	Dated Brent
Total volumes (Bbls)		100,000	—	—	—	—
Weighted average fixed price ($/Bbl)		$65.10	$—	$—	$—	$—

Interest Rate Risk

As of December 31, 2025, our primary exposure to interest rate risk resulted from our outstanding borrowings under our 2025 RBL Facility of $60.0 million. The borrowing accrues interest at a rate of 10.8% per annum which is based on the Term SOFR plus the applicable margin of 6.5% per annum. We currently do not hedge our interest rate exposure. We estimate that a 10% increase in the applicable average interest rates during the time from the date the debt was drawn through December 31, 2025 would have resulted in an increase in interest expense of $0.2 million. There were no outstanding borrowings during the year ended December 31, 2024. Additionally, changes in market interest rates could impact interest costs associated with any future indebtedness.

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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer (“CEO”) and principal financial officer (“CFO”), to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Management, including our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. The Company’s management, with participation of the CEO and CFO, under the oversight of our Board of Directors, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 using the COSO framework. Based on the evaluation, our management concluded that, the Company’s internal control over financial reporting was effective as of December 31, 2025.

Remediation of Prior Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2024, our management concluded that there were material weaknesses in our internal control over financial reporting related to general information technology controls, effectiveness of control environment, risk assessment and design and process-level controls.

In response to the identified material weakness at December 31, 2024, our management, with oversight from our Audit Committee, made the following changes in its financial reporting processes in 2025:

•We strengthened IT controls by adding resources and reallocating staff to improve risk assessment, change management, and IT oversight.
•We enhanced our efforts to design and implement a continuous risk-assessment process to identify and address risks of material misstatement and to ensure controls are properly designed and operating effectively.
•We established and implemented a comprehensive risk assessment process over general information technology controls, which continues to be refined as part of our ongoing monitoring activities.
•We hired a new IT Director and management has reviewed IT general controls with the IT Director to provide visibility into control design and align responsibilities for ongoing monitoring of controls.

After completing our testing of the design and operational effectiveness of these controls, our management concluded that we fully remediated the previously identified material weaknesses as of December 31, 2025.

Our internal controls over financial reporting as of December 31, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report. KPMG LLP has provided an attestation report on the Company’s internal control over financial reporting which is included in Item 8 of this Annual Report.

Changes in Internal Control over Financial Reporting

Other than as stated above, no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During the quarter ended December 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this item will be included in our proxy statement for our 2026 annual meeting, which will be filed with the SEC within 120 days of December 31, 2025, and that is incorporated herein by reference.
Item 11. Executive Compensation
Information required by this item will be included in our proxy statement for our 2026 annual meeting, which will be filed with the SEC within 120 days of December 31, 2025, and that is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item under Item 403 of Regulation S-K concerning the security ownership of certain beneficial owners and management will be included in our proxy statement for our 2026 annual meeting, which will be filed with the SEC within 120 days of December 31, 2025, and which is incorporated herein by reference.

The following table provides information as of December 31, 2025 regarding the number of shares of common stock that may be issued under our compensation plans. Please refer to Part IV, Item 15., Note 16. Stock-based Compensation and Other Benefit Plans to the Consolidated Financial Statements for additional information on stock-based compensation.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issues under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	1,097,482	$5.30	483,624
Total	1,097,482	$5.30	483,624
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this item will be included in our proxy statement for our 2026 annual meeting, which will be filed with the SEC within 120 days of December 31, 2025, and that is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information required by this item will be included in our proxy statement for our 2026 annual meeting, which will be filed with the SEC within 120 days of December 31, 2025, and that is incorporated herein by reference.

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

10.29
Concession Agreement for Petroleum Exploration, Development and Exploitation between The Arab Republic of Egypt and the Egyptian General Petroleum Corporation and TransGlobe West Bakr Inc. and TransGlobe West Gharib Inc. and TG NW Gharib Inc. in Merged Development Areas of West Bakr Area, West Gharib Area, Northwest Gharib Onshore Area, Eastern Desert, A.R.E. (furnished as Exhibit 1 to TransGlobe Energy Corporation’s Report of Foreign Private Issuer on Form 6-k furnished on March 24, 2022, and incorporated herein by reference)

10.30**
Crude Oil Sale and Marketing Agreement, by and between VAALCO Gabon S.A. and Glencore Energy UK Ltd., dated May 20, 2022 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2022, and incorporated herein by reference).

10.31*
Amended and Restated Executive Employment, effective April 18, 2024, by and between VAALCO Energy, Inc. and Thor Pruckl (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2024, and incorporated herein by reference).

10.31.1*
Amendment No. 1 to Executive Employment, effective June 6, 2024, by and between VAALCO Energy, Inc. and Thor Pruckl (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2024, and incorporated herein by reference).

10.32*
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

10.33**
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

10.34*
Form of 2025 Restricted Stock Award Agreement under the VAALCO Energy, Inc. 2020 Long Term Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2025, and incorporated herein by reference).

10.35**
Asset Purchase Agreement, by and among VAALCO Energy Canada, Inc., Petrus Resources Corp., and, solely for the purposes of Section 9.7 therein, Petrus Resources LTD., dated February 4, 2026. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 10, 2026, and incorporated herein by reference).

19.1	Insider Trading Policy (filed as Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed on March 17, 2025 and incorporated herein by reference).
21.1(a)	List of subsidiaries of the Company.
23.1(a)	Consent of KPMG LLP
23.2(a)	Consent of Netherland, Sewell & Associates, Inc. — Independent Petroleum Engineers.
31.1(a)	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.
31.2(a)	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.
32.1(b)	Sarbanes-Oxley Section 906 certification of Principal Executive Officer.
32.2(b)	Sarbanes-Oxley Section 906 certification of Principal Financial Officer.
97.1	Clawback Policy (filed as Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on March 17, 2025 and incorporated herein by reference).
99.1(a)	Report of Netherland, Sewell & Associates, Inc. (International Properties)- Egypt
99.2(a)	Report of Netherland, Sewell & Associates, Inc. (International Properties) - Gabon
99.3(a)	Report of Netherland, Sewell & Associates, Inc. (International Properties) - Cote d'Ivoire
99.4(a)	Report of Netherland, Sewell & Associates, Inc. (International Properties) - Canada
101.INS(a)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH(a)	Inline XBRL Taxonomy Schema Document.
101.CAL(a)	Inline XBRL Calculation Linkbase Document.
101.DEF(a)	Inline XBRL Definition Linkbase Document.
101.LAB(a)	Inline XBRL Label Linkbase Document.
101.PRE(a)	Inline XBRL Presentation Linkbase Document.
104(a)	Cover Page Interactive Data File (formatted as Inline XBRL and Contained in Exhibit 101).
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
George W.M. Maxwell
Chief Executive Officer
Dated March 16, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 16th day of March 2026, by the following persons on behalf of the registrant and in the capacities indicated.

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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of VAALCO Energy, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of the impact of estimated crude oil, natural gas and natural gas liquids (NGLs) proved reserves on depletion expense related to crude oil, natural gas and NGLs properties
As discussed in Note 2 to the consolidated financial statements, the Company determines depletion of crude oil, natural gas and NGLs properties on a block basis under the unit-of-production method based upon estimates of proved reserves. For the year ended December 31, 2025, the Company recorded depreciation, depletion and amortization expense of $110 million. The estimation of proved reserves requires the expertise of reserve engineer specialists, who take into consideration future production, future operating and capital costs, and historical crude oil, natural gas and NGLs prices inclusive of price differentials. The Company engages independent reserve engineer specialists to estimate proved reserves, which are an input to the calculation of depletion.

We identified the assessment of the impact of estimated crude oil, natural gas and NGLs proved reserves on depletion expense related to crude oil, natural gas and NGLs properties as a critical audit matter. Changes in assumptions used to estimate the proved reserves could have had a significant impact on depletion expense. Complex auditor judgment was required in evaluating the Company’s estimates of proved reserves. Specifically, auditor judgment was required to evaluate the assumptions used by the Company related to future production and future operating and capital costs.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s depletion process, including controls over the estimation of proved reserves. We evaluated the professional qualifications and knowledge, skills, and ability of the Company’s internal reserve engineers and the independent reserve engineer specialists and the independent reserve engineering firm engaged by the Company. We evaluated the relationship of the independent reserve engineer specialists and independent reserve engineering firm to the Company. We analyzed and assessed the determination of depletion expense for compliance with industry and regulatory standards. We assessed compliance of the methodology used by the Company’s independent reserve engineer specialists to estimate proved reserves with industry and regulatory standards. We read and considered the report of the Company’s independent reserve engineering firm in connection with our evaluation of the Company’s proved reserve estimates. We compared future production to historical production rates. We evaluated the future operating and capital costs by comparing them to historical costs.

Evaluation of the recoverability of certain crude oil, natural gas and NGLs producing properties
As discussed in Note 2 to the consolidated financial statements, the Company performs impairment tests with respect to its crude oil, natural gas and NGLs producing properties on an asset group basis whenever events or changes in circumstances indicate that the carrying amount of such properties may not be recoverable. If there is an indication the carrying amount of the crude oil, natural gas and NGLs producing properties may not be recovered, the Company estimates the undiscounted future net cash flows and compares this to the carrying value of the crude oil and natural gas property. If the sum of the expected undiscounted future net cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment charge is recorded based on the fair value of the asset. Estimated future net cash flows are based on assumptions such as forecasted production, forecasted commodity prices inclusive of price differentials, and development and operating costs. As a result of these tests, no impairments were recorded during the year ended December 31, 2025 for the Company’s crude oil, natural gas and NGLs producing properties, excluding properties held for sale.

We identified the evaluation of the estimate of undiscounted future net cash flows from the related proved and probable reserves, used to assess the recoverability of certain crude oil and natural gas producing properties, as a critical audit matter. Subjective auditor judgment was required in the evaluation of the estimate of undiscounted future net cash flows from the related proved and probable reserves, due to (1) uncertainty associated with future commodity prices and estimated future production, (2) judgment inherent in forecasting development and operating costs, and (3) subjectivity in determining the risk adjustment factors associated with reserve volumes.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s impairment of crude oil, natural gas and NGLs producing properties process, including controls over the Company’s proved and probable reserve estimation process. We evaluated the professional qualifications and knowledge, skills, and ability of the Company’s internal reserve engineers, the independent reserve engineer specialists, and the independent reserve engineering firm engaged by the Company. We evaluated the relationships of the independent reserve engineer specialists and independent reserve engineering firm to the Company. We analyzed and assessed the estimate of undiscounted future net cash flows from the related proved and probable reserves for compliance with industry and regulatory standards. We assessed compliance of the methodology used by the Company’s independent reserve engineer specialists to estimate proved and probable reserves with industry and regulatory standards. We read and considered the report of the Company’s independent reserve engineering firm in connection with our evaluation of the Company’s proved and probable reserves estimate. We evaluated the Company’s undiscounted future net cash flows analysis related to forecasted production, and development and operating costs by comparing to historical results and future development plans. We evaluated the relevant price differentials used by the Company by comparing them to historical results. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the forecasted commodity prices, by comparing them to an independently developed range of forward price estimates using data from analysts and other industry sources, and the risk adjustment factors associated with reserve volumes, by comparing them to third party publications of risk adjustment factors utilized by market participants.

/s/ KPMG LLP
We have served as the Company’s auditor since 2023.
Houston, Texas
March 16, 2026

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
VAALCO Energy, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited VAALCO Energy, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated March 16, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP
Houston, Texas
March 16, 2026

VAALCO ENERGY, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share amounts)	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$58,900	$82,650
Restricted cash	136	143
Receivables:
Trade, net of allowances for credit loss and other of $0.0 million and $0.2 million, respectively	39,924	94,778
Accounts with joint venture owners, net of allowance for credit losses of $2.7 million and $1.5 million, respectively	5,420	179
Egypt receivables and other	2,277	35,763
Crude oil inventory	1,774	9,441
Prepayments and other	24,370	14,973
Current assets held for sale	179	—
Total current assets	132,980	237,927
Crude oil, natural gas and NGLs properties and equipment, net	586,095	538,103
Other noncurrent assets:
Restricted cash	1,659	8,665
Value added tax and other receivables, net of allowances for credit loss and other of $0.0 million and $0.8 million, respectively	7,149	10,094
Right of use operating lease assets	16,596	17,254
Right of use finance lease assets	68,615	79,849
Deferred tax assets	54,825	55,581
Abandonment funding	6,268	6,268
Other long-term assets	7,362	1,209
Noncurrent assets held for sale	31,826	—
Total assets	$913,375	$954,950
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$44,661	$11,756
Accounts with joint venture owners	3,193	3,324
Accrued liabilities and other	106,444	107,710
Operating lease liabilities - current portion	5,744	3,512
Finance lease liabilities - current portion	12,119	13,383
Foreign income taxes payable	19,656	42,043
Current liabilities held for sale	183	—
Total current liabilities	192,000	181,728
Asset retirement obligations	78,406	78,592
Operating lease liabilities - net of current portion	11,183	13,903
Finance lease liabilities - net of current portion	57,256	67,377
Deferred tax liabilities	63,630	93,904
Long-term debt	60,000	—
Other long-term liabilities	—	17,863
Noncurrent liabilities held for sale	7,403	—
Total liabilities	469,878	453,367
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $25 par value; 500,000 shares authorized, none issued	—	—
Common stock, $0.10 par value; 160,000,000 shares authorized, 123,017,656 and 122,304,124 shares issued, 104,258,253 and 103,743,163 shares outstanding, respectively	12,302	12,230
Additional paid-in capital	368,536	362,578
Accumulated other comprehensive loss	(498)	(4,962)
Less treasury stock, 18,759,403 and 18,560,931 shares, respectively, at cost	(78,733)	(78,024)
Retained earnings	141,890	209,761
Total shareholders' equity	443,497	501,583
Total liabilities and shareholders' equity	$913,375	$954,950
See notes to consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2025	2024	2023
	(in thousands, except per share amounts)
Revenues:
Crude oil, natural gas and natural gas liquids sales	$359,272	$478,988	$455,066
Operating costs and expenses:
Production expense	158,177	163,500	153,157
FPSO demobilization and other costs	—	—	7,484
Exploration expense	8,914	48	1,965
Depreciation, depletion and amortization	109,978	143,034	115,302
Impairment loss on assets held for sale	67,224	—	—
General and administrative expense	33,089	29,684	23,840
Credit losses (recovery) and other	106	6,304	(4,906)
Total operating costs and expenses	377,488	342,570	296,842
Other operating income (expense), net	(2,391)	78	433
Operating income (loss)	(20,607)	136,496	158,657
Other income (expense):
Derivative instruments gain (loss), net	2,876	(745)	232
Interest expense, net	(8,243)	(3,732)	(6,452)
Bargain purchase gain and measurement period adjustment	—	13,532	(1,412)
Other expense, net	(595)	(5,754)	(894)
Total other income (expense), net	(5,962)	3,301	(8,526)
Income (loss) before income taxes	(26,569)	139,797	150,131
Income tax expense	14,822	81,307	89,777
Net income (loss)	$(41,391)	$58,490	$60,354
Other comprehensive income (loss)
Currency translation adjustments	4,464	(7,842)	1,701
Comprehensive income (loss)	$(36,927)	$50,648	$62,055

Basic net income (loss) per share:
Net income (loss) per share	$(0.40)	$0.56	$0.56
Basic weighted average shares outstanding	104,055	103,669	106,376
Diluted net income (loss) per share:
Net income (loss) per share	$(0.40)	$0.56	$0.56
Diluted weighted average shares outstanding	104,055	103,747	106,555
See notes to consolidated financial statements

VAALCO ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Shares Issued	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total
	(in thousands)
Balance at January 1, 2023	119,483	(11,630)	$11,948	$353,606	$1,179	$(47,652)	$147,024	$466,105
Shares issued - stock-based compensation	1,915	—	192	482	—	—	—	674
Stock-based compensation expense	—	—	—	3,410	—	—	—	3,410
Treasury stock	—	(5,421)	—	—	—	(23,570)	—	(23,570)
Dividend distributions	—	—	—	—	—		(26,772)	(26,772)
Cumulative effect of adjustment upon adoption of ASU 2016-13 on January 1, 2023	—	—	—	—	—	—	(3,120)	(3,120)
Other comprehensive income					1,701	—	—	1,701
Net income	—	—	—	—	—	—	60,354	60,354
Balance at December 31, 2023	121,398	(17,051)	$12,140	$357,498	$2,880	$(71,222)	$177,486	$478,782
Shares issued - stock-based compensation	906	—	90	357	—	—	—	447
Stock-based compensation expense	—	—	—	4,723	—	—	—	4,723
Treasury stock	—	(1,510)	—	—	—	(6,802)	—	(6,802)
Dividend distributions	—	—	—	—	—	—	(26,215)	(26,215)
Other comprehensive loss	—	—	—	—	(7,842)	—	—	(7,842)
Net income	—	—	—	—	—	—	58,490	58,490
Balance at December 31, 2024	122,304	(18,561)	$12,230	$362,578	$(4,962)	$(78,024)	$209,761	$501,583
Shares issued - stock-based compensation	714	—	72	(72)	—	—	—	—
Stock-based compensation expense	—	—	—	6,030	—	—	—	6,030
Treasury stock	—	(198)	—	—	—	(709)	—	(709)
Dividend distributions	—	—	—	—	—	—	(26,480)	(26,480)
Other comprehensive income	—	—	—	—	4,464	—	—	4,464
Net income (loss)	—	—	—	—	—	—	(41,391)	(41,391)
Balance at December 31, 2025	123,018	(18,759)	$12,302	$368,536	$(498)	$(78,733)	$141,890	$443,497
See notes to consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(41,391)	$58,490	$60,354
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	109,978	143,034	115,302
Bargain purchase gain and measurement period adjustment	—	(13,532)	1,412
Impairment loss on assets held for sale	67,224	—	—
Non-cash exploration expense	2,409	48	1,841
Deferred taxes	(29,427)	(16,785)	(2,864)
Stock-based compensation	6,211	4,281	2,945
Derivative instruments loss, net	(2,876)	745	(232)
Cash settlements paid on matured derivative contracts, net	(48)	(453)	(127)
Cash settlements paid on asset retirement obligations	(225)	(368)	(6,747)
Credit losses and other	(164)	6,346	7,650
Equipment and other expensed in operations	5,572	2,505	3,196
Change in operating assets and liabilities:
Trade receivables, net	45,012	(49,890)	6,723
Accounts with joint venture owners, net	47	(757)	19,571
Egypt receivables and other, net	32,427	5,644	14,802
Crude oil inventory	7,667	7,488	1,387
Prepayments and other	(11,697)	(4,817)	4,743
Value added tax and other receivables	7,042	(7,110)	2,427
Other long-term assets	1,161	2,869	3,830
Accounts payable	50,907	(13,198)	(28,102)
Foreign income taxes receivable (payable)	(22,456)	22,682	22,030
Accrued liabilities and other	(14,706)	(33,504)	(6,544)
Net cash provided by operating activities	212,667	113,718	223,597
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures, including exploration expense	(252,856)	(102,996)	(97,223)
Acquisition of crude oil and natural gas properties	(3,034)	877	—
Net cash used in investing activities	(255,890)	(102,119)	(97,223)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuances of common stock	—	447	673
Proceeds from borrowings	60,000	—	—
Dividend distribution	(26,480)	(26,216)	(26,772)
Treasury shares	(709)	(6,802)	(23,570)
Deferred financing costs	(7,145)	—	—
Payments of finance lease	(13,289)	(10,477)	(7,150)
Net cash used in in financing activities	12,377	(43,048)	(56,819)
Effects of exchange rate changes on cash	83	(3)	(153)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(30,763)	(31,452)	69,402
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	97,726	129,178	59,776
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$66,963	$97,726	$129,178
See notes to consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTAL DISCLOSURES

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Supplemental disclosure of cash flow information:
Income taxes paid in-kind with crude oil	$33,714	$37,469	$32,776
Interest paid, net of amounts capitalized	$6,637	$6,714	$9,122
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment additions incurred but not paid at end of period	$8,190	$9,479	$14,137
Recognition of right-of-use operating lease assets and liabilities	$3,343	$17,649	$2,582
Recognition of right-of-use finance lease assets and liabilities	$2,372	$—	$7,875
Asset retirement obligations adjustments	$85	$27,424	$2,487
See notes to consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION
VAALCO Energy, Inc. (together with its consolidated subsidiaries “we”, “us”, “our”, “VAALCO” or the “Company”) is a Houston, Texas-based independent energy company engaged in the acquisition, exploration, development and production of crude oil, natural gas and NGLs properties. We have a diversified African-focused portfolio of production development and exploration assets located in Gabon, Egypt, Cote d'Ivoire, Equatorial Guinea, Nigeria, as well as, prior to the Canada Asset Divestment (defined below), producing properties in Canada.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of consolidation – The accompanying consolidated financial statements (“Financial Statements”) include the accounts of the Company and its wholly owned subsidiaries. Investments in unincorporated joint ventures and undivided interests in certain operating and non-operating assets are consolidated on a pro rata basis. All intercompany transactions within the consolidated group have been eliminated in consolidation.
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
Restricted cash and abandonment funding – Restricted cash includes cash that is contractually restricted. Restricted cash is classified as a current or non-current asset based on its designated purpose and estimated timing of usage. As of December 31, 2025, the balance in current restricted cash is for employee-related payroll withholdings, while the long-term restricted cash account represents the funding requirement for the debt service reserve account (“DSRA”) under the 2025 RBL Facility. The DSRA required balance is calculated based on the aggregate amount of scheduled principal payable by the Company and the amount of interest payable outstanding under the 2025 RBL Facility. As of December 31, 2024, the balance in current restricted cash is for an escrow amount representing bank guarantees for customs clearance in Gabon and employee-related payroll withholdings, while the long-term restricted cash includes the balance for charter payment escrow for the FPSO offshore Gabon. In addition, the long-term account also includes an $8.9 million balance for the settlement of a tax audit related to the Svenska Acquisition with a corresponding accrued tax settlement liability recorded and included in Other long-term liabilities in the Consolidated Balance Sheet.
In the first quarter of 2023, the Directorate of Hydrocarbons in Gabon approved a $26.6 million ($15.6 million, net to VAALCO) abandonment funding payment associated with the FPSO retirement. The Company received payment of $15.6 million in March 2023. The remaining balance of the abandonment fund was unchanged during 2025.

The Company invests restricted and excess cash in readily redeemable money market funds. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows.

	As of December 31,
	2025	2024
	(in thousands)
Cash and cash equivalents	$58,900	$82,650
Restricted cash - current	136	143
Restricted cash - non-current	1,659	8,665
Abandonment funding	6,268	6,268
Total cash, cash equivalents and restricted cash	$66,963	$97,726
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
Egypt receivables and other, net – As of the Merged Concession Effective Date, an effective date adjustment was owed to the Company for the difference in the historic commercial terms and the revised commercial terms applied against the production since the Merged Concession Effective Date (as defined herein) (the “Effective Date Adjustment”). The Company recognized a receivable of $67.5 million for the Effective Date Adjustment as of October 2022, based on historical realized prices (the “Backdated Receivable”). The Backdated Receivable was fully settled as of March 31, 2025.
For credit losses associated with Egypt receivables and other, net, see allowance for credit losses and other below.
Value added tax and other receivables, net – The Company incurs receivables from the government of Gabon for reimbursable Value-Added Tax (“VAT”).
As of December 31, 2025 and 2024, the outstanding VAT receivable balance was approximately $1.1 million and $2.8 million, net to VAALCO, respectively. The receivable amount, net of allowances, is reported as a non-current asset in the “Value added tax and other receivables” line item in the consolidated balance sheets. Because both the VAT receivable and the related allowances are denominated in XAF, the exchange rate revaluation of these balances into U.S. dollars at the end of each reporting period also has an impact on the Company’s results of operations. Such foreign currency gains (losses) are reported separately in the “Other expense, net” line item of the consolidated statements of operations and comprehensive income. For the allowance associated with VAT, see allowance for credit losses and other below.
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
During the years ended December 31, 2025 and 2024, the Company recognized $0.1 million and $7.7 million in credit loss and other allowances, respectively, mainly due to VAT receivables and receivables from joint venture partners.
The following table provides an analysis of the change in the aggregate credit loss and other allowances:

	Year Ended December 31,
	2025	2024
	(in thousands)
Allowance for credit losses and other
Balance at beginning of period	$(2,554)	$(6,029)
Credit losses and other	(1,126)	(6,304)
Credit recoveries and other	1,028	(1,421)
Reversal of allowance resulting from the settlement of the related receivable	—	11,200
Balance at end of period	$(2,652)	$(2,554)
Crude oil inventory – Crude oil inventories are carried at the lower of cost or net realizable value. In Gabon and Cote d’Ivoire, inventories represent the Company's share of crude oil produced and stored on the FSO and the FPSO but unsold at the end of each period. In Egypt, inventory consists of the Company's entitlement crude oil barrels not yet sold.
Prepayments and other – Included in “Prepayments and other” line item of the Company’s December 31, 2025 and 2024 consolidated balance sheet are the following assets:

	2025	2024
	(in thousands)
Egypt advances to contractors	$5,485	$3,665
Prepaid fixed asset progress payments	3,747	9
Deposits	3,292	2,933
Derivatives	3,053	119
Employee loans and advances	2,398	1,430
Prepaid royalties	285	3,089
Other prepayments	6,110	3,728
Total prepayments and other	$24,370	$14,973
Crude oil, natural gas and NGLs properties and equipment, net – The Company uses the successful efforts method of accounting for crude oil, natural gas and NGLs producing activities.
•Capitalization – Costs of successful wells, development dry holes and leases containing productive reserves are capitalized and amortized on a unit-of-production basis over the life of the related reserves. Other exploration costs, including dry exploration well costs, geological and geophysical expenses applicable to undeveloped leaseholds, leasehold expiration costs and delay rentals, are expensed as incurred. The costs of exploratory wells are initially capitalized pending a determination of whether proved reserves have been found. At the completion of drilling activities, the costs of exploratory wells remain capitalized if a determination is made that proved reserves have been found. If no proved reserves have been found, the costs of exploratory wells are charged to expense. In some cases, a determination of proved reserves cannot be made at the completion of drilling, requiring additional testing and evaluation of the wells. Cost incurred for exploratory wells that find reserves that cannot yet be classified as proved are capitalized if (a) the well has found a sufficient quantity of reserves to justify its completion as a producing well and (b) sufficient progress in assessing the reserves and the economic and operating viability of the project has been made. The status of suspended well costs is monitored continuously and reviewed quarterly. Due to the capital-intensive nature and the geographical characteristics of certain projects, it may take an extended period of time to evaluate the future potential of an exploration project and the economics associated with making a determination of its commercial viability. Costs of seismic studies that are utilized in development drilling within an area of proved reserves are capitalized as development costs. Interest expense is capitalized for qualifying assets under construction. Capitalized interest costs are included in Crude oil, natural gas and NGLs properties and equipment, net.
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
•Unproved Property Cost – Significant unproved properties are assessed individually for impairment and when events or circumstances indicate that the carrying value of property may not be recovered, the capitalized costs of the related properties would be expensed. The unproved property costs are not subject to depreciation, depletion and amortization, until they are classified as proved properties.
•Impairment – The Company reviews the crude oil, natural gas and NGLs properties and equipment, net for impairment on a block basis whenever events or changes in circumstances indicate that the carrying amount of such properties may not be recoverable. If the sum of the expected undiscounted future cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment charge is recorded based on the fair value of the asset. This may occur if the block contains lower than anticipated reserves or periods of sustained declines in commodity prices. The fair value measurement used in the impairment test is generally calculated with a discounted cash flow model using several Level 3 inputs that are based upon estimates, the most significant of which is the estimate of net proved reserves. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the Company’s control. Reserve engineering is a subjective process of estimating underground accumulations of crude oil, natural gas and NGLs that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. The quantities of crude oil, natural gas and NGLs that are ultimately recovered, production and operating costs, the amount and timing of future development expenditures and future crude oil, natural gas and NGLs sales prices may all differ from those assumed in these estimates. Long-lived assets that are held for sale are evaluated for possible impairment by comparing the carrying value of the asset with its fair value less the cost to sell. If the net book value exceeds the fair value less cost to sell, the asset is considered impaired and adjusted to the lower value.
Capitalized equipment inventory is reviewed regularly for obsolescence. During the year ended December 31, 2025, we recorded an inventory write-down of $2.4 million for estimated obsolete inventory as well as inventory whose carrying value is in excess of net realizable value and the related expense is included in the “Other operating income (expense), net” line item in the Consolidated Statements of Operations and Comprehensive Income (Loss).
When undeveloped crude oil, natural gas and NGLs leases are deemed to be impaired, exploration expense is charged. Unproved property costs consist of acquisition costs related to unproved property costs in the Etame Marin block in Gabon, Canada, Egypt and in Block P in Equatorial Guinea.
•Assets and Liabilities Held for Sale – The Company classifies disposal groups as held for sale in the period in which all of the following criteria are met: (1) management, having the authority to approve the action, commits to a plan to sell the disposal group; (2) the disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such disposal groups; (3) an active program to locate a buyer or buyers and other actions required to complete the plan to sell the disposal group have been initiated; (4) the sale of the disposal group is probable, and transfer of the disposal group is expected to qualify for recognition as a completed sale, within one year, except if events or circumstances beyond the Company’s control extend the period of time required to sell the disposal group beyond one year; (5) the disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.
A disposal group that is classified as held for sale is initially measured at the lower of its carrying amount or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Subsequent changes in the fair value of a disposal group less any costs to sell are reported as an adjustment to the carrying amount of the disposal group, as long as the new carrying amount does not exceed the carrying amount of the asset at the time it was initially classified as held for sale. Depreciation, depletion and amortization expense is not recorded on assets to be divested once they are classified as held for sale. In the initial period in which the disposal group meets the criteria to be classified as held for sale, the assets and liabilities of the disposal group are separately presented as assets held for sale and liabilities held for sale, respectively, in the Consolidated Balance Sheets.
When items of crude oil, natural gas and NGLs properties and equipment are sold or otherwise disposed of, any gains or losses are reported in net income. Gains on the disposal of crude oil, natural gas and NGLs properties and equipment are recognized when earned, which is generally at the time of closing. If a loss on disposal is expected, such losses are recognized when the assets are classified as held for sale.
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
Revenue recognition – The Company’s revenues are derived from contracts with customers. Royalties are considered to be part of the price of the sale transaction and are therefore presented as a reduction to revenues. Revenues associated with the sale of crude oil, natural gas and NGLs are measured based on the consideration specified in contracts with customers.
Revenues from contracts with customers are recognized when the Company satisfies a performance obligation by transferring a good or service to a customer. A good or service is transferred when the customer obtains control of the good or service. The transfer of control of oil, natural gas and NGLs usually coincides with title passing to the customer and the customer taking physical possession. The Company mainly satisfies its performance obligations at a point in time. Sales and delivery costs associated with certain sales are netted against revenue in accordance with the Company’s policy regarding classification of these type of expenses. The Company has utilized the practical expedient in ASC Topic 606-10-50-14(a), which states that the Company is not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation.
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
Foreign currency transactions – The U.S. dollar is the functional currency of the Company’s foreign operating subsidiaries except for Canada which has a functional currency of the Canadian dollar. When the Company’s subsidiaries' functional currency is the US dollar, gains and losses on foreign currency transactions are included in income. When the Company’s subsidiaries functional currency is the local currency, not the US dollar, the cumulative effects of translating the balance sheet accounts from the functional currency into the U.S. dollar at current exchange rates are included in accumulated other comprehensive income (loss). The Company recognized losses on foreign currency transactions of $0.7 million in 2025, $1.8 million in 2024 and $0.9 million in 2023.
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
Nonrecurring Fair Value Measurements – The Company applies fair value measurements to its nonfinancial assets and liabilities measured on a nonrecurring basis, which consist of measurements or remeasurements of impairment of crude oil, natural gas and NGLs properties and equipment, net, asset retirement assets and liabilities and assets acquired and liabilities assumed in a business combination, and assets and liabilities held for sale. The Company uses market-observable prices for assets when comparable transactions can be identified that are similar to the asset being valued. When the Company is required to measure fair value and there is not a market-observable price for the asset or for a similar asset then the cost or income approach is used depending on the quality of information available to support management’s assumptions. The cost approach is based on management’s best estimate of the current asset replacement cost. The income approach is based on management’s best assumptions regarding expectations of future net cash flows. The expected cash flows are discounted using a commensurate risk-adjusted discount rate. Such evaluations involve significant judgment, and the results are based on expected future events or conditions such as sales prices, estimates of future oil and gas production or throughput, development and operating costs and the timing thereof, economic and regulatory climates and other factors, most of which are often outside of management's control. However, assumptions used to reflect a market participant's view of long term prices, costs and other factors and are consistent with assumptions used in the Company's business plans and investment decisions.

Fair value of financial instruments – The Company determines the fair value of our assets and liabilities subject to fair value measurement by using the highest possible “level” of inputs.

		As of December 31, 2025
	Balance Sheet Line	Level 1	Level 2	Level 3	Total

		(in thousands)
Assets
Derivative asset	Prepayments and other	$—	$3,053	$—	$3,053
		$—	$3,053	$—	$3,053
Liabilities
Derivative liability	Accrued liabilities and other	$—	$207	$—	$207
		$—	$207	$—	$207

		As of December 31, 2024
	Balance Sheet Line	Level 1	Level 2	Level 3	Total

		(in thousands)
Assets
Derivative asset	Prepayments and other	$—	$119	$—	$119
Derivative asset, noncurrent	Other long term assets	$—	$1,209	$—	$1,209
		$—	$1,328	$—	$1,328
Liabilities
Derivative liability	Accrued liabilities and other	$—	$17	$—	$17
		$—	$17	$—	$17
See Note 9. Derivatives for further details of the Company’s derivative contracts.
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
3. NEW ACCOUNTING STANDARDS
Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. This update improves the effectiveness and comparability of disclosures by requiring disaggregation by jurisdiction of disclosures of pretax income (or loss) and income tax expense (or benefit). This ASU is to be applied on a prospective basis, with retrospective application permitted. The guidance in this update is effective for fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-09 for the year ended December 31, 2025 on a prospective basis. The adoption of ASU 2023-09 required additional income tax disclosures and did not have an impact on the Company’s consolidated financial position or results of operations.
Not Yet Adopted

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU introduces a practical expedient and, for non-public business entities, an accounting policy election to simplify the application of credit loss guidance to short-term receivables and contract assets by allowing consideration of post-balance-sheet collections. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company has elected to not adopt the practical expedient. The Company, when estimating its credit losses, will continue to consider available information that is relevant to its assessment of the collectibility of cash flows, including historical losses, current economic conditions, and reasonable and supportable forecasts. Management will continue to monitor changes in the Company’s portfolio, economic conditions, and future guidance issued by the Financial Accounting Standards Board to determine whether election of the practical expedient would be appropriate in future reporting periods.
4. ACQUISITIONS AND DIVESTITURE

Canada Asset Divestment

In December 2025, the Company’s Board of Directors approved the sale of the Company’s oil and gas properties in Canada. As of December 31, 2025, the assets and liabilities associated with the Canada Asset Divestment (defined below) were classified as held for sale on our Consolidated Balance Sheet. The Canada Asset Divestment does not qualify as a discontinued operation under FASB ASC Topic 205, Presentation of Financial Statements, as it does not represent a strategic shift that will have a major effect on the Company's operations or financial results.

Upon classification as held for sale, the Company recorded an impairment loss of $67.2 million to adjust the carrying value of the assets held for sale to their estimated fair value less cost to sell. The impairment loss is presented in the “Impairment loss on assets held for sale” line item in the Consolidated Statements of Operations and Comprehensive Income (Loss). The following table sets forth the carrying value of the assets and liabilities held for sale:

	Balance Sheet Classification	December 31, 2025
		(in thousands)
Current assets (Derivative assets, current)	Current assets held for sale	$179
Crude oil, natural gas and NGLs properties and equipment, net	Noncurrent assets held for sale	31,826
Current liabilities (Asset retirement obligation, current)	Current liabilities held for sale	(183)
Asset retirement obligations	Noncurrent liabilities held for sale	(7,403)
Net assets held for sale		$24,419
As previously discussed, the Company reviews the crude oil, natural gas and NGLs properties and equipment quarterly at each reporting period or whenever events or changes in circumstances indicate that the carrying amount of such properties may not be recoverable. Impairment assessments are performed in connection with the preparation of the financial statements, ensuring that recognized losses reflect conditions as of the reporting date. As further discussed above, the Company determined that the Canada Asset Divestment met the criteria for classification as held for sale as of December 31, 2025. This determination constituted a triggering event requiring an impairment assessment, which was performed concurrently with the Company’s periodic impairment evaluation as of December 31, 2025.

On February 4, 2026, the Company entered into an asset purchase agreement (the “Canada APA”) to sell all of our operating assets in Canada (the “Canada Asset Divestment”) to a third party purchaser for a purchase price of $24.4 million

(C$33.4 million) to be settled in cash, subject to customary adjustments. The Canada Asset Divestment closed on February 19, 2026 with an effective date of February 1, 2026 for an adjusted purchase price of $25.5 million (C$34.9 million), subject to additional customary post-closing adjustments. The net cash proceeds from the divestment was primarily used to fund our capital expenditures and for working capital purposes. The Canada Asset Divestment represents the Company’s complete exit of its Canadian oil and gas operations.

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

FPSO Acquisition

In February 2025, the Company, through the joint operating agreement operator, completed the acquisition of the Baobab floating, production, storage and offloading vessel (the “Baobab FPSO”) in Côte d'Ivoire for a total purchase price of $20.0 million, or approximately $6.1 million net cost to the Company.

Svenska Acquisition

On April 30, 2024, the Company completed the acquisition of all of the issued shares in the capital of Svenska Petroleum Exploration Aktiebolag, a company incorporated in Sweden (“Svenska”) for a net adjusted purchase price of $40.2 million (the “Svenska Acquisition”). The total purchase price consideration was funded with $40.2 million of the Company’s cash-on-hand. Cash acquired in the business combination included $31.8 million of cash and cash equivalents as well as restricted cash of $8.8 million which nets to $0.4 million cash received on the business combination within the purchase price allocation.

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

The unaudited pro forma results presented below have been prepared to give effect to the Svenska Acquisition discussed above on the Company’s results of operations for the year ended December 31, 2024 and 2023, as if the acquisition had been consummated on January 1, 2023. The unaudited pro forma results do not purport to represent what the Company’s actual results of operations would have been if the Svenska Acquisition had been completed on such date or to project the Company’s results of operations for any future date or period.

	Year Ended December 31,
	2024	2023
	(in thousands)
Pro forma (unaudited)
Crude oil, natural gas and natural gas liquids sales	$510,513	$632,514
Operating income	$120,681	243,228
Net income(a)(b)	$38,336	95,740

Basic net income per share:
Net income	$38,336	$95,740
Net income per share	$0.37	$0.90
Basic weighted average shares outstanding	103,669	106,376
Diluted net income per share:
Net income	$38,336	$95,740
Net income per share	$0.37	$0.90
Diluted weighted average shares outstanding	103,747	106,555
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

A reconciliation of reported net income (loss) to net income (loss) used in calculating EPS as well as a reconciliation from basic to diluted shares follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Net income (loss) (numerator):
Net income (loss)	$(41,391)	$58,490	$60,354
Income attributable to unvested shares	(475)	(714)	(632)
Numerator for basic	(41,866)	57,776	59,722
Income attributable to unvested shares	—	—	1
Numerator for dilutive	$(41,866)	$57,776	$59,723

Weighted average shares (denominator):
Basic weighted average shares outstanding	104,055	103,669	106,376
Effect of dilutive securities	—	78	179
Diluted weighted average shares outstanding	104,055	103,747	106,555
Stock options and unvested restricted stock grants excluded from dilutive calculation because they would be antidilutive	3,608	516	385
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
With respect to the government’s share of Profit Oil, the Etame PSC provides that corporate income tax is satisfied through the payment of Profit Oil. In the consolidated statements of operations and comprehensive income (loss), the government’s share of revenues from Profit Oil is reported in revenues with a corresponding amount reflected in the current provision for income tax expense. The amount associated with the Profit Oil under the terms of the Etame PSC is reflected as revenue with an offsetting amount reported in current income tax expense. Payments of the income tax expense are reported in the period that the government takes its Profit Oil in-kind, which is the period in which it lifts the crude oil. For the years ended December 31, 2025 and 2024, we made total in-kind payments through production liftings of $31.8 million and $30.3 million, respectively. As of December 31, 2025 and 2024, we had foreign income tax payables of $18.8 million and $40.0 million, respectively.
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
The following table presents revenues in Gabon from contracts with customers as well as revenues associated with the obligations under the Etame PSC:

	Year Ended December 31,
	2025	2024	2023
Revenues from customer contracts:	(in thousands)
Sales under the COSPA or COSMA	$176,508	$205,965	$261,801
Gabonese government share of Profit Oil taken in-kind	31,845	30,256	32,776
Carried interest recoupment	1,865	2,276	5,301
Royalties	(28,480)	(32,543)	(39,532)
Net revenues	$181,738	$205,954	$260,346
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
With respect to Egyptian income taxes, these taxes are paid by EGPC on behalf of the Company out of EGPC’s share of production entitlement. The income taxes paid to the Arab Republic of Egypt on behalf of the Company are recognized as crude oil revenue and income tax expense.
EGPC owns the storage and export facilities where the Company's production is delivered and the Company requires EGPC’s cooperation and approval to schedule liftings. Once liftings occur, the Company has a 30-day collection cycle on liftings as a result of direct marketing to international purchasers. Depending on the Company's assessment of the credit of crude oil cargo buyers, they may be required to post irrevocable letters of credit to support the sales prior to the cargo liftings.
In some instances, the Company will borrow or loan production volumes in order to achieve a required amount of crude oil for cargo sales. In these instances, the Company can be in an overlift or underlift position. Regardless of being in an overlift or underlift position, sales are based on the Company’s working interest, less royalties. Imbalances are valued based on the actual sales proceeds and the Company will record a payable, if in an overlift position, or a receivable, if in an underlift position, based on the fair value of the consideration received or receivable.
The following table presents revenues in Egypt from contracts with customers:

	Year Ended December 31,
	2025	2024	2023
Revenues from customer contracts:	(in thousands)
Gross sales	$225,957	$250,946	$272,613
Royalties	(85,250)	(104,449)	(110,569)
Selling costs	(744)	(531)	(995)
Net revenues	$139,963	$145,966	$161,049
Canada
Prior to the Canada Asset Divestment, customer sales generally occurred on a daily basis when crude oil, natural gas, condensate or NGL’s were sold, normally via pipeline, to a delivery point. There is a single performance obligation (delivering crude oil, natural gas, condensate or NGL’s to the delivery point) that gives rise to revenue recognition at the point in time when the performance obligation event takes place. The Company paid royalties to the Alberta provincial government and other mineral rights owners in accordance with the established royalty regime. The Company recorded revenues net of royalties.
Settlement of accounts receivable in Canada occurred on the 25th of the following month following production.
The following table presents revenues in Canada from contracts with customers:

	Year Ended December 31,
	2025	2024	2023
Revenues from customer contracts:	(in thousands)
Oil revenue	$15,319	$28,418	$28,287
Gas revenue	2,052	1,849	3,467
NGL revenue	5,804	7,646	8,440
Other revenue	164	213	—
Royalties	(3,330)	(5,009)	(5,821)
Selling costs	(835)	(1,131)	(702)
Net revenues	$19,174	$31,986	$33,671

Cote d'Ivoire

The Company owns a 27.39% non-operated working interest in the deepwater producing Baobab field in Block CI-40, offshore Cote d’Ivoire in West Africa. Production generated from the Baobab field is shared under a PSC (the “Cote d'Ivoire PSC”). In addition, in March 2025, the Company farmed into the CI-705 block offshore Côte d’Ivoire as the operator with a 70% working interest and a 100% paying interest.
Revenues from contracts with customers are generated from sales in Cote d'Ivoire pursuant to crude oil sales and purchase agreements (“COSPAs”), and revenues are recognized when a lifting, as defined below, is completed.
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

The following table presents revenues in Cote d'Ivoire from contracts with customers:

	Year Ended December 31,
	2025	2024
Revenues from customer contracts:	(in thousands)
Sales under the sales and purchase agreements	$16,528	$87,870
Cote d’Ivoire government share of Profit Oil taken in-kind	1,869	7,212
Net revenues	$18,397	$95,082
Information about the Company’s most significant customers -
For the years ended December 31, 2025, 2024 and 2023, our revenue concentration by customer for each operating segment are shown on the table below.

	Year Ended December 31,
	2025	2024 (1)	2023
Gabon	100%	100%	100%
Egypt	100%	100%	62% and 38%
Cote d'Ivoire	100%	87% and 13%	—%
Canada	51%, 20% and 15%	41%, 32% and 21%	52%, 37% and 7%
(1)For Cote d'Ivoire, reflects sales from April 30, 2024 through December 31, 2024 related to the Svenska Acquisition.

7. INCOME TAXES
Income (loss) before income taxes is attributable as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
U.S.	$(24,853)	$(26,337)	$(15,781)
Foreign	(1,716)	166,134	165,927
	$(26,569)	$139,797	$150,146
Provision for income taxes related to income (loss) consists of the following:

	Year Ended December 31,
	2025	2024	2023
U.S. Federal:	(in thousands)
Current	$—	$—	$—
Deferred	(1,940)	(1,698)	6,214
Foreign:
Current	44,341	98,882	92,642
Deferred	(27,579)	(15,877)	(9,079)
Total	$14,822	$81,307	$89,777
The reconciliation of income tax expense (benefit) to income tax at the U.S. statutory rate is as follows:

	Year Ended December 31,
(in thousands)	2025
U.S. Federal Statutory Tax Rate	$(5,580)	21.00%
Domestic Federal
Tax Credits - Foreign Tax Credit	(13,982)	52.63%
Changes in Valuation Allowance	7,385	(27.79)%
Cross-border tax laws - US taxation of foreign disregarded entity	8,242	(31.02)%
Nontaxable or nondeductible items	806	(3.03)%
Foreign Tax Effects
Gabon
Statutory income tax rate differential	4,923	(18.53)%
Rate difference between Gabon statutory tax rate and the PSC	9,435	(35.51)%
Nontaxable or nondeductible items:
Non Recoverable Costs	1,067	(4.02)%
Nondeductible Interest	1,670	(6.29)%
Impact of revenue differences between production and lifting	(8,075)	30.39%
Carried interests	(1,020)	3.84%
Other reconciling items	478	(1.80)%
Changes in Valuation Allowance	2,095	(7.89)%
Egypt
Statutory income tax rate differential	9,067	(34.13)%
Nontaxable or nondeductible items:
Non Recoverable Costs	2,288	(8.61)%
Other reconciling items	(92)	0.35%
Changes in Valuation Allowance	356	(1.34)%

Canada
Statutory income tax rate differential	4,184	(15.75)%
Subnational income taxes	(5,580)	21.00%
Changes in Valuation Allowance	16,045	(60.39)%
Cote D'Ivoire
Statutory income tax rate differential	(716)	2.70%
Rate difference between statutory tax rate and the PSC	(12,197)	45.91%
Nontaxable or nondeductible items:
Non Recoverable Costs	1,033	(3.89)%
Stat to US GAAP adjustments	(1,250)	4.71%
Cost Recovery Uplift	(9,167)	34.50%
Changes in Valuation Allowance	1,834	(6.90)%
Equatorial Guinea
Statutory income tax rate differential	(119)	0.45%
Changes in Valuation Allowance	744	(2.80)%
Sweden
Tax Credits - Foreign Tax Credit	(3,767)	14.18%
Cross-border tax laws - Sweden taxation of foreign disregarded entity	(2,885)	10.86%
Nontaxable or nondeductible items:
Realized foreign exchange gain	4,036	(15.19)%
Other reconciling items	(100)	0.38%
Changes in Valuation Allowance	3,126	(11.76)%
Other
Nontaxable or nondeductible items:
Other reconciling items	538	(2.03)%
Total	$14,822	(55.77)%

Income taxes paid (net of refunds received) were as follows:

	December 31,
(in thousands)	2025	2024
Gabon	$36,739	$31,109
Egypt	29,025	31,355
Cote d’Ivoire	2,221	9,155
Total taxes paid	$67,985	$71,619

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

On the basis of this evaluation, as of December 31, 2025, a valuation allowance of $203.6 million has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income are reduced or increased.

The tax effects of significant temporary differences giving rise to deferred tax assets and liabilities are as follows:

	December 31,
(in thousands)	2025	2024
Deferred tax assets:
Fixed assets(1)	$40,988	$35,541
Foreign tax credit carryforward	133,803	123,660
Net operating losses	58,892	56,317
Asset retirement obligations	48,015	20,384
ROU lease liabilities	8,567	9,973
Accrued liabilities	16,071	19,686
Receivables	(146)	(1,788)
Other	3,846	2,682
Total deferred tax assets	310,036	266,455
Valuation allowance	(203,624)	(173,140)
Net deferred tax assets	$106,412	$93,315

Deferred tax liabilities:
Basis difference in fixed assets	(115,217)	(131,639)
Net deferred tax liabilities	$(115,217)	$(131,639)
(1)This line includes ROU lease asset.

The Corporation’s undistributed earnings from subsidiary companies outside the United States include amounts that have been retained to fund prior and future capital project expenditures. Deferred income taxes have not been recorded for potential future tax obligations, such as foreign withholding tax and state tax, as these undistributed earnings are expected to be indefinitely reinvested for the foreseeable future. As of December 31, 2025, it is not practicable to estimate the unrecognized deferred tax liability. However, unrecognized deferred taxes on remittance of these funds are not expected to be material.
The Company has NOL’s, in the following jurisdictions as of December 31, 2025:

Jurisdiction	Amount (in thousands)	Expiration Period
Egypt	$14,596	2026-2028
Canada	$91,662	2031-2040
Equatorial Guinea	$127,564	No expiration
The Company recognizes the financial statement benefit of a tax position only after determining that they are more likely than not to sustain the position following an audit. The Company believes that its income tax positions and deductions will be sustained on audit, and therefore no reserves for uncertain tax positions have been established. Accordingly, no interest or penalties have been accrued as of December 31, 2025 and 2024. The Company’s policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense.
The Company is subject to income taxation in the United States and various foreign jurisdictions, including Canada. The Company’s Canadian subsidiaries are currently under examination by the Canada Revenue Agency (“CRA”) with respect to the tax treatment of the disposition of shares of certain foreign affiliates for taxation years included in the year ended December 31, 2022.
In January 2026, the Company received an assessment from the CRA related to this examination. The Company is currently evaluating the assessment and available administrative remedies, including the filing of a notice of objection. The Company is also considering this matter in connection with the previously announced sale of the Company’s Canadian assets. As of December 31, 2025, there have been no developments or new information that would require the Company to record an unrecognized tax benefit. Based on currently available information, the Company does not believe that the ultimate resolution of this matter will have a material adverse effect on its consolidated financial position, tax expense, results of operations, or cash flows; however, the final outcome remains uncertain.
For the years ended December 31, 2025, 2024 and 2023, the Company is subject to foreign and U.S. federal taxes only, with no allocations made to state and local taxes. The following table summarizes the tax years that remain subject to examination by major tax jurisdictions.

Jurisdiction	Years
U.S.	2015-2025
Gabon	2021-2025
Egypt	2020-2025
Canada	2020-2025
Sweden	2019-2025
Cote d'Ivoire	2022-2025
8. CRUDE OIL, NATURAL GAS AND NGLs PROPERTIES AND EQUIPMENT, NET
The Company’s crude oil, natural gas and NGLs properties and equipment, net, at December 31, 2025 and 2024 is comprised of the following:

	2025	2024
	(in thousands)
Crude oil, natural gas and NGLs properties and equipment, net
Wells, platforms and other production facilities	$1,016,019	$1,593,243
Work-in-progress	214,213	44,517
Unproved properties	52,079	60,761
Capitalized equipment, spare parts and other	84,471	75,581
	1,366,782	1,774,102
Accumulated depreciation, depletion, amortization and impairment	(780,687)	(1,235,999)
Crude oil, natural gas and NGLs properties and equipment, net	$586,095	$538,103
Unproved property costs
See the table below for the list of unproved property costs at December 31, 2025 and 2024:

	2025	2024
	(in thousands)
Unproved Property Costs
Gabon	15,235	$13,735
Equatorial Guinea	10,000	10,000
Egypt	11,035	11,542
Cote d'Ivoire	15,809	12,775
Canada	—	12,709
Unproved Property Costs	$52,079	$60,761
At December 31, 2025, the Company classified $31.8 million of net Crude oil, natural gas and NGLs properties and equipment, including unproved property costs of $13.1 million, as “Noncurrent asset held for sale” on the Consolidated Balance Sheet.

Exploration expense
During the year ended December 31, 2025, we incurred exploration expenses of $8.9 million, which included exploratory costs related to a well determined to be not commercially viable in South Ghazalat, the cost of additional seismic data to be used in Block 705 in Cote d’Ivoire, and expenses related to Blocks G and H in Gabon. We had minimal exploration expenses during 2024.
9. DERIVATIVES
We have entered into derivative contracts primarily with counterparties that are also lenders under the 2025 RBL Facility (defined below) to hedge price risk associated with a portion of our oil, natural gas and NGLs production. In addition, pursuant to the terms of the 2025 RBL Facility agreement, if the aggregate borrowings under the 2025 RBL Facility exceeds 35% of the lower of (a) the available total commitments and (b) the applicable borrowing base amount, we are required to enter into commodity price hedge positions covering certain volumes of anticipated future production set out in the banking case. Pricing for these derivative contracts is based on certain market indexes and prices at our primary sales points. See table below for the list of outstanding contracts as of December 31, 2025:

		Settlement Period
Instrument	Index	January 2026 - March 2026	April 2026 - June 2026	July 2026 - September 2026	October 2026 - December 2026
Crude oil:
Collars	Dated Brent
Total volumes (Bbls)		400,000	360,000	75,000	—
Weighted average floor price ($/Bbl)		$62.29	$61.88	$65.00	$—
Weighted average ceiling price ($/Bbl)		$68.63	$67.95	$71.00	$—

Natural Gas(a):
Swaps	AECO 7A
Total volumes (GJs)(b)		225,000	150,000	150,000	50,000
Weighted average fixed price (CAD/GJ)		$2.99	$2.80	$2.80	$2.80
(a) Natural gas hedge contracts were assumed by the third-party purchaser upon closing of the sale pursuant to the Canada APA.
(b) One gigajoule (GJ) equals one billion joules (J). A gigajoule of natural gas is approximately 25.5 cubic meters standard conditions.

See Note 2. Summary of Significant Accounting Policies for further details on the measurement of our derivative assets at fair value.
The following table sets forth the gain (loss) on derivative instruments on the Company’s consolidated statements of operations and comprehensive income (loss):

		Year Ended December 31,
Derivative Item	Statements of Operations Line	2025	2024	2023
		(in thousands)
Commodity derivatives	Cash settlements paid on matured derivative contracts, net	$(48)	$(453)	$(127)
	Unrealized gain (loss)	2,924	(292)	359
	Derivative instruments gain (loss), net	$2,876	$(745)	$232

10. ASSET RETIREMENT OBLIGATIONS
The following table summarizes the changes in the Company’s asset retirement obligations:

	Year Ended December 31,
(in thousands)	2025	2024
Beginning balance	$79,766	$47,343
Accretion	6,364	4,753
Additions	2	27,424
Revisions	427	981
Settlements	(225)	(368)
Liabilities classified as held for sale	(7,586)	—
Foreign currency loss	(342)	(367)
Ending balance	78,406	79,766
Less: current obligations	—	(1,174)
Long-term asset retirement obligation	$78,406	$78,592
Accretion is recorded in the line item “Depreciation, depletion and amortization” on the consolidated statements of operations and comprehensive income (loss).
11. COMMITMENTS AND CONTINGENCIES
Abandonment funding
Gabon
Under the terms of the Etame PSC, the Company has a cash funding arrangement for the eventual abandonment of all offshore wells, platforms and facilities on the Etame Marin block. As a result of the PSC Extension, annual funding payments are spread over the life of the Etame Marin Block, under the applicable abandonment study. The amounts paid will be reimbursed through the Cost Account and are non-refundable. In August 2023, an abandonment study was completed which estimated abandonment costs of approximately $77.9 million ($45.9 million, net to VAALCO) on an undiscounted basis. The abandonment estimate was presented to the Gabonese Directorate of Hydrocarbons as required by the PSC. At December 31, 2025, $10.7 million ($6.3 million, net to VAALCO) on an undiscounted basis has been funded. The annual payments will be adjusted based on revisions in the abandonment estimate. This cash funding is reflected under “Other noncurrent assets” in the “Abandonment funding” line item of the consolidated balance sheets. Future changes to the anticipated abandonment cost estimate could change the asset retirement obligation and the amount of future abandonment funding payments.
In the first quarter of 2023, the Directorate of Hydrocarbons in Gabon approved a $26.6 million ($15.6 million, net to VAALCO) abandonment funding payment associated with the FPSO retirement. The Company received payment of $15.6 million in March 2023. No other activity occurred in the abandonment funding account through the end of 2025. The Company is working with the Directorate of Hydrocarbons in Gabon to establish a payment schedule to resume funding of the abandonment fund in compliance with the Etame PSC.
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
Merged Concession Agreement
The Company is a party to the Merged Concession Agreement with the Egyptian General Petroleum Corporation (“EGPC”). In accordance with the Merged Concession Agreement, we were required to make $10.0 million annual modernization payments through February 1, 2026. As of December 31, 2025, all modernization payments had been fully settled either through actual cash payments or through the issuance of credit against receivables owed from EGPC.
The Company also has minimum financial work commitments of $50.0 million per each five-year period of the primary development term, commencing on February 1, 2020 for a total of $150 million over the 15 year license contract term. Through December 31, 2025, the Company's financial work commitments have exceeded the five-year minimum $50 million threshold and any excess carries forward to offset against subsequent five-year commitments.
The amounts that will be paid for such outstanding off-balance sheet financial work commitments as of December 31, 2025 are $10.0 million in 2026, $10.0 million in 2027, $10.0 million in 2028, $10.0 million in 2029, $10.0 million in 2030 and $50.0 million in 2031 and thereafter.
Domestic Market Obligation

Under the terms of the respective PSCs in Gabon and Cote d'Ivoire, the Company can be required to sell to the Government or another entity designated by the Government, a certain percentage of its Profit Oil to meet the needs of the domestic market.

Drilling Rig Commitment

The Company entered into a bareboat charter agreement (the “Bareboat Charter”) during the fourth quarter of 2024 to charter a drilling rig for its drilling program in Gabon. Pursuant to the Bareboat Charter, the Company also entered into a service agreement with a third party for purposes of maintaining and operating the drilling rig on its behalf. The Bareboat Charter commenced on November 2025 upon the mobilization of the drilling rig towards the Company’s first well and has a noncancellable period of 300 days plus five single well options. The Bareboat Charter stipulates fixed day rates and other variable payments.
12. DEBT
In April 2025, the Company drew down $60.0 million under the 2025 RBL Facility. The borrowing accrues interest at a rate of 10.8% per annum which is based on the Term SOFR plus the Applicable Margin of 6.5% per annum. In addition, the borrowing is due to be repaid within three months from the drawdown date with, subject to certain conditions, the option to rollover the debt upon maturity.

As of December 31, 2025, there were $60.0 million of outstanding borrowings under the 2025 RBL Facility. There were no outstanding borrowings as of December 31, 2024.

In addition, as of December 31, 2025 and 2024, we were in compliance with all of our debt covenants.

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

The 2025 RBL Facility had initial aggregate commitments of $190.0 million (the “Initial Total Commitments”) as of March 4, 2025, with an initial borrowing base of $182.0 million, which was further increased to $184.0 million in April 2025 in accordance with the conditions that were met subsequent to entering into the 2025 Facility Agreement. The Initial Total Commitments originally would reduce semi-annually by $19.0 million starting from September 30, 2026. The borrowing base amount is calculated pursuant to the 2025 RBL Facility Agreement and redetermined on March 31 and September 30 of each year beginning June 30, 2025 and in certain circumstances, other interim triggers set out in the 2025 Facility Agreement. In 2025, we completed our June 30 and September 30 borrowing base redeterminations, which increased the borrowing base to $190.0 million.

The Company may, at any time prior to the date falling 30 months from the date of the 2025 Facility Agreement and subject to the conditions and process set out in the 2025 RBL Facility Agreement, give notice to the agent to increase the Initial Total Commitment up to a maximum amount of $300.0 million. Effective October 17, 2025, the Lenders approved to (i) extend the first date on which the Initial Total Commitments will be reduced from September 30, 2026 to March 31, 2027, and (ii) update the semi-annual commitment reduction amounts from $19.0 million to $10.0 million on March 31, 2027, and $22.5 million starting on September 30, 2027.

As of December 31, 2025, we had $190.0 million of aggregate facility commitments and $130.0 million of available borrowing capacity under the 2025 RBL Facility.

In addition, subject to certain conditions precedent, certain existing Lenders under the 2025 RBL Facility agreed to increase their initial commitment effective January 23, 2026 from $190.0 million to $255.0 million. The increase in commitments was undertaken with the existing accordion feature included in the 2025 RBL Facility.

On February 4, 2026, the Company borrowed an additional $65.0 million under the 2025 RBL Facility. The borrowing accrues interest at a rate of 10.2% per annum which is based on the Term SOFR plus the Applicable Margin of 6.5% per annum. In addition, the borrowing is due to be repaid within one month from the drawdown date with, subject to certain conditions, the option to rollover the debt upon maturity.

Each loan under the 2025 RBL Facility will bear interest at a rate equal to Term Secured Overnight Financing Rate (“SOFR”) plus the Applicable Margin of (i) 6.50%, from the date of the 2025 Facility Agreement until the date on which the renovation and repair of the floating production storage and offloading tanker facility named Baobab Ivorian MV10 FPSO for use in connection with the development of the Baobab field (the “Baobab FPSO Renovation”) meets certain completion tests defined in the 2025 RBL Facility Agreement and (ii) thereafter, 6.00% until the Final Maturity Date (defined below). We shall pay the accrued interest on the last day of each applicable interest period, which interest period may be, at our option, one, three or six months or such other period as agreed to between us and the Lenders.

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

The 2025 RBL Facility Agreement contains certain financial covenants, including that, beginning on June 30, 2025 and then as of each March 31 and September 30 until the Final Maturity Date, the ratio of Total Net Indebtedness to EBITDAX (each defined in the 2025 Facility Agreement) for the trailing 12 months shall not exceed 3.0x. Additionally, following the Baobab FPSO renovation completion date, the debt service coverage ratio for the trailing 12 months commencing on the day immediately following each March 31 and September 30 (and any interim redetermination date) until the Final Maturity Date shall be at least 1.2:1. The Company also provides a liquidity forecast for the Vaalco Energy Group which shall demonstrate that the total corporate sources equal or exceed the total corporate uses. The liquidity forecast is delivered quarterly during the Baobab FPSO renovation period and otherwise on each redetermination of the banking case and any proposed distribution.

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

Additionally, the 2025 RBL Facility Agreement contains customary events of default, including non-payment and borrowing base deficiency, funding shortfall subject to certain liquidity cure rights, breach of financial covenants, misrepresentation, insolvency, changes in ownership or business, litigation, cross default, expropriation of any borrowing base assets, political events, cessation of production and the occurrence of a material adverse effect. The 2025 Facility Agreement also contains events of default related to the failure to complete the Baobab FPSO Renovation by the Baobab FPSO Renovation long stop date determined in the 2025 Facility Agreement and the failure to renew any field license on substantially the same terms three months before the expiration of such field license and if a change of operator occurs. The events of default contains thresholds and remedy periods customary for credit facilities of this nature. If the obligors do not comply with the financial and other covenants relating to non-payment, sanctions, anti-corruption, loans and guarantee or tax in the 2025 Facility Agreement, the Lenders may require immediate payment of all amounts outstanding under the 2025 Facility Agreement and any outstanding unfunded commitments may be terminated. In addition, if any principal amount payable is not paid upon due date, interest shall accrue on the overdue amount from the due date up to the date of the actual payment at an additional interest rate of 2% per annum, and such interest shall be immediately payable on demand.

Fair Value Measurement

The fair value of the 2025 RBL Facility approximates its respective carrying amount as its interest rate is variable and reflective of current market rates. The fair value measurement for the 2025 RBL Facility represents Level 2 inputs.
13. LEASES
Under the leasing standard that became effective January 1, 2019, there are two types of leases: finance and operating. Regardless of the type of lease, the initial measurement of the lease results in recording a ROU asset and a lease liability at the present value of the future lease payments.
Operating leases
The Company is currently a party to three operating lease agreements for the corporate and Egypt offices and transportation equipment. The remaining lease term for these agreements ranges from 35 to 60 months. In some cases, the lease contracts require the Company to make payments both for the use of the asset itself and for operations and maintenance services. Only the payments for the use of the asset related to the lease component are included in the calculation of ROU assets and lease liabilities. Payments for the operations and maintenance services are considered non-lease components and are not included in calculating the ROU assets and lease liabilities. For leases on ROU assets used in joint operations, generally the operator reflects the full amount of the lease component, including the amount that will be funded by the non-operators. As operator for the Etame Marin block, the ROU asset recorded for certain equipment used in the joint operations includes the gross amount of the lease components.
The transportation equipment leases include provisions for variable lease payments, under which the Company is required to make additional payments based on the number of days or hours the asset is deployed. Because the Company does not know the extent that the Company will be required to make such payments, they are excluded from the calculation of ROU assets and lease liabilities.
Financing leases
The Company is currently a party to several financing lease agreements for the FSO and generators and marine vessels used in the operations of the Etame Marin block. The remaining lease term for these agreements ranges from 1 to 81 months months. In some cases, the lease contracts require the Company to make payments both for the use of the asset itself and for operations and maintenance services. Only the payments for the use of the asset related to the lease component are included in the calculation of ROU assets and lease liabilities. Payments for the operations and maintenance services are considered non-lease components and are not included in calculating the ROU assets and lease liabilities.
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
For the years ended December 31, 2025, 2024 and 2023, the components of the lease costs and supplemental information was as follows:

	Year Ended December 31,
	2025	2024	2023
Lease cost:	(in thousands)
Finance lease cost (1):
Amortization of lease assets	$13,558	$12,924	$10,253
Interest on lease liabilities	5,449	6,274	7,044
Operating lease cost	5,018	5,100	1,403
Short-term lease cost (2)	845	893	6,574
Variable lease cost (3)	1,964	1	653
Total lease expense	26,834	25,192	25,927
Lease costs capitalized	761	—	55
Total lease costs	$27,595	$25,192	$25,982
(1)Represents depreciation and interest associated with financing leases.
(2)Represents short term leases under contracts that are 1 year or less where a ROU asset and lease liability are not required to be recorded.
(3)Variable costs represent differences between minimum lease costs and actual lease costs incurred under lease contracts.
Other information:

	Year Ended December 31,
	2025	2024	2023
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows attributable to finance leases (in thousands)	$13,289	$10,477	$7,161
Weighted-average remaining lease term (in years)	6.47	7.36	8.16
Weighted-average discount rate	7.21%	7.16%	7.99%

Operating cash flows attributable to operating leases (in thousands)	$6,531	$2,127	$505
Weighted-average remaining lease term (in years)	3.29	4.09	0.67
Weighted-average discount rate	6.53%	6.14%	8.45%

The table below describes the presentation of the total lease cost on the Company’s consolidated statements of operations and other comprehensive income (loss). As discussed above, the Company’s joint venture owners are required to reimburse the Company for their share of certain expenses, including certain lease costs.

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Finance lease cost	$11,179	$11,290	$10,231
Production expense	4,309	3,517	3,556
General and administrative expense	500	346	196
Lease costs billed to the joint venture owners	10,846	10,039	11,964
Total lease expense	26,834	25,192	25,947
Lease costs capitalized	761	—	35
Total lease costs	$27,595	$25,192	$25,982
The following table describes the future maturities of the Company’s operating and financing lease liabilities at December 31, 2025:

	Operating Leases	Finance Leases
Year	(in thousands)
2026	$6,646	$16,676
2027	5,431	15,216
2028	5,202	11,660
2029	958	11,660
2030	626	12,568
Thereafter	—	17,884
	18,863	85,664
Less: imputed interest	(1,936)	(16,289)
Total lease liabilities	$16,927	$69,375
Under the joint operating agreements, other joint venture owners are obligated to fund approximately $41.3 million of the $104.5 million in future lease liabilities as of December 31, 2025.

14. ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other balances were comprised of the following:

	As of December 31, 2025
	2025	2024
	(in thousands)
Accrued accounts payable invoices	$16,320	$48,913
State oil liability	18,244	19,616
Accrued capital expenditures	51,339	8,923
Egypt modernization payable	—	9,933
Gabon contractual obligations	3,858	6,977
Accrued wages and other compensation	6,694	4,956
Seismic data	1,155	2,455
Asset retirement obligation, current portion	—	1,174
Other	8,834	4,763
Total accrued liabilities and other(a)	$106,444	$107,710
(a) The table excludes $0.2 million of current portion of asset retirement obligations associated with assets held for sale.
15. SHAREHOLDERS’ EQUITY
Dividend Policy
The following table is a schedule of dividends paid during 2025:

Dividend Payment Date	Amount per common share	Record Date
March 28, 2025	$0.0625	February 28, 2025
June 27, 2025	$0.0625	May 23, 2025
September 19, 2025	$0.0625	August 22, 2025
December 24, 2025	$0.0625	November 21, 2025
Aggregate per share amount paid in 2025	$0.2500
Preferred stock – Authorized preferred stock consists of 500,000 shares with a par value of $25 per share. No shares of preferred stock were issued and outstanding as of December 31, 2025 or 2024.
Treasury stock
Please see discussion on the Company’s share buyback program under Note 11. Commitments and Contingencies.
16. STOCK-BASED COMPENSATION AND OTHER BENEFIT PLANS
The Company’s stock-based compensation has been granted under several stock incentive and long-term incentive plans. The plans authorize the Compensation Committee of the Company’s Board of Directors to issue various types of incentive compensation. The Company had previously issued stock options and restricted shares under the 2014 Long-Term Incentive Plan and stock appreciation rights under the 2016 Stock Appreciation Rights Plan. On June 25, 2020, the Company’s stockholders approved the 2020 Long-Term Incentive Plan (as amended, the “2020 Plan”) under which 5,500,000 shares are authorized for grants. In June 2021, the Company’s stockholders approved an amendment to the 2020 Plan pursuant to which an additional 3,750,000 shares were authorized for issuance pursuant to awards under the 2020 Plan. At December 31, 2025, 483,624 shares were available for future grants.

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
As referenced in the table below, the Company records compensation expense related to stock-based compensation as general and administrative expense associated with the issuance of stock options, restricted stock and stock appreciation rights. During the years ended December 31, 2024 and 2023, the Company settled in cash $0.2 million and $0.4 million, respectively, for SARs no amounts settled for 2025. During the years ended December 31, 2024 and 2023, the Company received in cash $0.4 million and $0.7 million, respectively from stock option exercises, no amounts received in 2025.

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Stock-based compensation - equity awards	$5,954	$4,567	$3,338
Stock-based compensation - liability awards	—	(9)	(15)
Total stock-based compensation	$5,954	$4,558	$3,323
Performance restricted stock units
The Company grants shares of its common stock to its executives in the form of shares of performance restricted stock unit (“PSS”) awards. These awards are measured at the fair value of the underlying shares on the date of grant and recognized ratably as compensation expense over a period of three years, vesting in three equal parts on the anniversaries from the date of grant to the extent that the performance hurdles and service condition are met.
In June 2025, the Company granted 789,976 shares performance-based restricted stock awards (“PSS”) to certain executives of the Company. The awards had a grant date fair value of approximately $1.8 million using a Monte Carlo Valuation model. The Company will recognize the entire $1.8 million of compensation expense for this award, regardless of whether such conditions are met, over the requisite service period unless units are forfeited during the period.
For each PSS stock award, one-third of the underlying shares vest on the later of the first anniversary of the grant date and the date on which the Company’s stock price, determined using a 30-day average, exceeds $3.86 per share; PSS awards with respect to one-third of the underlying shares vest on the later of the second anniversary of the grant date and the date on which the Company’s stock price, determined using a 30-day average, exceeds $4.45 per share; and PSS awards with respect to the remaining one-third of the underlying shares vest on the later of the third anniversary of the grant date and the date on which the Company’s stock price, determined using a 30-day average, exceeds $5.12 per share. These PSS awards contain a requisite service period of 10 years.
During the year ended December 31, 2025, the weighted average assumptions shown below were used to calculate the weighted average grant date fair value of the PSS awards under the Monte Carlo model.

Year Ended December 31,
2025
Average expected volatility	68.71%
Risk-free interest rate	4.40%
Expected dividend yield	7.44%
Weighted average grant date fair value - ($/share)	$2.29

PSS awards activity associated with the Monte Carlo model for the year ended December 31, 2025 is provided below:

	Number of Shares Underlying Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term
	(in thousands)		(in years)
Unvested at January 1, 2025	—	$—
Granted	790	2.29
Unvested at December 31, 2025	790	$2.29	1.75
The intrinsic value of a performance stock option awards is the amount that the current market value of the underlying stock exceeds the exercise price of the award.
As of December 31, 2025, unrecognized compensation cost related to unvested vesting awards was $1.3 million, which is expected to be recognized over a weighted average period of 1.75 years.

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
There were no stock option grants during the year ended December 31, 2025.
During the year ended December 31, 2024 and 2023 the weighted average assumptions shown below were used to calculate the weighted average grant date fair value of performance stock options grants under the Monte Carlo model.

	Year Ended December 31,
	2024	2023
Weighted average exercise price - ($/share)	$5.96	$4.19
Expected life in years	6.7	6.4
Average expected volatility	71%	68%
Risk-free interest rate	4.28%	3.73%
Expected dividend yield	4.19%	5.97%
Weighted average grant date fair value - ($/share)	$3.27	$2.29

Performance stock options activity associated with the Monte Carlo model for the year ended December 31, 2025 is provided below:

	Number of Shares Underlying Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at January 1, 2025	1,118	$5.32
Unvested shares forfeited	(21)	6.41
Outstanding at December 31, 2025	1,097	$5.30	7.6	$79
Exercisable at December 31, 2025	333	$4.21	6.8	$79
The intrinsic value of a performance stock option awards is the amount that the current market value of the underlying stock exceeds the exercise price of the award.
As of December 31, 2025, unrecognized compensation cost related to outstanding performance stock option awards was $0.6 million, which is expected to be recognized over a weighted average period of 1.27 years.
The Company’s regular stock options (stock options without a performance condition) awards associated with the Black-Scholes model were all exercised in 2024. The intrinsic value of a stock option is the amount that the current market value of the underlying stock exceeds the exercise price of the option. The intrinsic value of stock options exercised in 2024 and 2023 was $0.5 million and $0.6 million, respectively.
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
The following is the activity for the Company's restricted stock for the year ended December 31, 2025:

	Restricted Stock	Weighted Average Grant Date Fair Value
	(in thousands)
Non-vested shares outstanding at January 1, 2025	1,352	$5.41
Awards granted	1,461	3.36
Awards vested	(623)	5.39
Awards forfeited	(226)	4.15
Non-vested shares outstanding at December 31, 2025	1,964	$4.03
The total fair value of vested restricted stock awards during 2025, 2024 and 2023 was $2.2 million, $5.0 million, and $1.5 million, respectively. The weighted average grant date fair value per share of restricted stock awards, which vested during 2025, 2024 and 2023, was $5.39, $4.42 and $3.92, respectively.
As of December 31, 2025, unrecognized compensation cost related to restricted stock totaled $3.8 million and is expected to be recognized over a weighted average period of less than 1.41 years.
RSUs were issued to directors, officers and employees of TransGlobe in the ordinary course of business prior to the TransGlobe Acquisition. Each RSU vests annually over a three-year period.

RSU activity for the year ended December 31, 2025 is presented in the table below:

	Restricted Stock	Weighted Average Conversion Date Fair Value
	(in thousands)
Non-vested shares outstanding at January 1, 2025	174	$5.01
Awards granted	331	3.36
Awards vested	(82)	4.78
Awards forfeited	(17)	3.36
Non-vested shares outstanding at December 31, 2025	406	$3.79
The total fair value of vested RSU awards during 2025 was $0.3 million. The weighted average grant date fair value per share of RSU, which vested during 2025, was $4.78.
As of December 31, 2025, unrecognized compensation cost related to RSUs totaled $1.7 million and is expected to be recognized over a weighted average period of 0.75 years.
During the year ended December 31, 2025, 194,771 shares were added to treasury as a result of tax withholding on the vesting of restricted stock and RSU’s.
PSUs are similar to RSUs except that they originally contained a performance factor affecting the vesting percentage. For the PSUs that remained outstanding following the effective time of the TransGlobe Acquisition, the applicable vesting percentage was determined by the TransGlobe Board of Directors to be 200% for PSUs granted in 2022 and 2023; and 64.4% for PSUs granted in 2024. All PSUs granted vest on the third anniversary of their grant date.
PSU activity for the year ended December 31, 2025 is presented in the table below:

	Restricted Stock	Weighted Average Conversion Date Fair Value
	(in thousands)
Non-vested shares outstanding at January 1, 2025	9	$4.27
Awards vested	(9)	4.27
Non-vested shares outstanding at December 31, 2025	—	$—
During the year ended December 31, 2025, 3,671 shares were added to treasury shares as a result of tax withholding on the vesting of PSU’s.
DSUs are similar to RSUs, except that they become fully vested on the date of grant and are only issued to directors of the Company. Distributions under the DSU plan do not occur until the retirement of the DSU holder from the Company's Board of Directors. At December 31, 2025, there are approximately 101,313 DSUs outstanding, which are vested but not converted.
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
The intrinsic value of a SAR is the amount that the current market value of the underlying stock exceeds the exercise price of the award. The intrinsic value of SARs exercised in 2024 and 2023 was $0.2 million, and 0.4 million respectively. During the years ended December 31, 2025 and 2024, the Company did not grant SARs to employees or directors. On February 28, 2024, all remaining SAR awards were exercised.
Other Benefit Plans
The Company has adopted forms of change in control agreements for certain named executive officers of the Company as well as a severance plan for its Houston-based non-executive employees. Upon a termination of a participant’s employment by the Company without cause or a resignation by the participant for good reason three months prior to a change in control or six months following a change in control, executives and officers with change in control agreements will be entitled to receive 100% and 50%, respectively, of the participant’s base salary and continued participation in the Company’s group health plans for the participant and his or her eligible spouse and other dependents for six months. In addition, certain named executive officers will receive 75% of their target bonus. Some of the named executive officers are also entitled to severance payments under their employment agreements.
17. RELATED PARTY TRANSACTIONS
VAALCO has entered into various agreements with related parties. The Company paid approximately $0.3 million and $0.2 million to these related parties for each of the years ended December 31, 2025 and 2024, respectively. The amounts in both 2025 and 2024 were primarily for contract engineering services paid to an entity owned and controlled by a related party of an officer of the Company.
18. OTHER COMPREHENSIVE INCOME (LOSS)
At December 31, 2025, the Company’s accumulated other comprehensive loss was $0.5 million. All of the Company’s other comprehensive income (loss) arises from the currency translation of VAALCO Energy Canada, Inc. to USD.
The components of accumulated other comprehensive income (loss) are as follows:

Currency Translation Adjustments
(in thousands)
Balance at December 31, 2023	$2,880
Amounts reclassified from accumulated other comprehensive loss	(7,842)
Balance at December 30, 2024	$(4,962)
Amounts reclassified from accumulated other comprehensive income	4,464
Balance at December 31, 2025	$(498)

19. SEGMENT INFORMATION

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
Segment activity of continuing operations for the years ended December 31, 2025, 2024 and 2023 and long-lived assets and segment assets at December 31, 2025 and 2024 are as follows:

	Year Ended December 31, 2025
(in thousands)	Gabon	Egypt	Canada	Equatorial Guinea	Cote d'Ivoire	Corporate and Other	Total
Revenues:
Crude oil, natural gas and natural gas liquids sales	$181,738	$139,963	$19,174	$—	$18,397	$—	$359,272
Operating costs and expenses:
Production expense	84,677	53,539	8,458	1,561	9,941	1	158,177
Exploration expense	3,799	2,409	—	—	2,706	—	8,914
Depreciation, depletion and amortization	48,739	36,649	13,485	—	10,134	971	109,978
Impairment loss on assets held for sale	—	—	67,224	—	—	—	67,224
General and administrative expense	1,684	545	136	282	2,138	28,304	33,089
Credit (recovery) losses and other	(792)	(228)	—	1,126	—	—	106
Total operating costs and expenses	138,107	92,914	89,303	2,969	24,919	29,276	377,488
Other operating income (expense), net	18	—	—	—	(2,409)	—	(2,391)
Operating income (loss)	43,649	47,049	(70,129)	(2,969)	(8,931)	(29,276)	(20,607)
Other income (expense):
Derivative instruments loss, net	—	—	—	—	—	2,876	2,876
Interest expense, net	(3,443)	(862)	—	—	(3,117)	(821)	(8,243)
Bargain purchase gain	—	—	—	—	—	—	—
Other income (expense), net	(1,096)	155	444	(5)	325	(418)	(595)
Total other income (expense), net	(4,539)	(707)	444	(5)	(2,792)	1,637	(5,962)
Income (loss) before income taxes	39,110	46,342	(69,685)	(2,974)	(11,723)	(27,639)	(26,569)
Income tax (benefit) expense	17,959	21,358	—	—	(22,631)	(1,864)	14,822
Net income (loss)	$21,151	$24,984	$(69,685)	$(2,974)	$10,908	$(25,775)	$(41,391)
Consolidated capital expenditures	$61,739	$28,768	$1,588	$607	$143,186	$526	$236,414

	Year Ended December 31, 2024
(in thousands)	Gabon	Egypt	Canada	Equatorial Guinea	Côte d'Ivoire	Corporate and Other	Total
Revenues:
Crude oil, natural gas and natural gas liquids sales	$205,954	$145,966	$31,986	$—	$95,082	$—	$478,988
Operating costs and expenses:
Production expense	62,234	50,770	11,301	1,173	38,017	5	163,500
Exploration expense	—	48	—	—	—	—	48
Depreciation, depletion and amortization	50,679	33,458	19,309	—	38,771	817	143,034
General and administrative expense	1,679	70	(206)	305	1,701	26,135	29,684
Credit (recovery) losses and other	812	4,813	—	679	—	—	6,304
Total operating costs and expenses	115,404	89,159	30,404	2,157	78,489	26,957	342,570
Other operating income (expense), net	(24)	—	102	—	—	—	78
Operating income (loss)	90,526	56,807	1,684	(2,157)	16,593	(26,957)	136,496
Other income (expense):
Derivative instruments gain (loss), net	—	—	—	—	(533)	(212)	(745)
Interest (expense) income, net	(4,694)	(1,489)	(46)	—	313	2,184	(3,732)
Bargain Purchase Gain	—	—	—	—	—	13,532	13,532
Other income (expense), net	(1,635)	(204)	225	(7)	(1)	(4,132)	(5,754)
Total other income (expense), net	(6,329)	(1,693)	179	(7)	(221)	11,372	3,301
Income (loss) before income taxes	84,197	55,114	1,863	(2,164)	16,372	(15,585)	139,797
Income tax (benefit) expense	48,026	30,648	—	—	4,229	(1,596)	81,307
Net income (loss)	$36,171	$24,466	$1,863	$(2,164)	$12,143	$(13,989)	$58,490
Consolidated capital expenditures	$22,579	$11,364	$25,828	$641	$44,435	$4,592	$109,439

	Year Ended December 31, 2023
(in thousands)	Gabon	Egypt	Canada	Equatorial Guinea	Corporate and Other	Total
Revenues:
Crude oil, natural gas and natural gas liquids sales	$260,346	$161,049	$33,671	$—	$—	$455,066
Operating costs and expenses:
Production expense	87,131	54,779	9,463	1,481	303	153,157
FPSO demobilization and other costs	7,484	—	—	—	—	7,484
Exploration expense	51	1,914	—	—	—	1,965
Depreciation, depletion and amortization	62,622	35,095	17,398	—	187	115,302
General and administrative expense	1,769	974	—	416	20,681	23,840
Credit (recovery) losses and other	(10,596)	5,182	—	508	—	(4,906)
Total operating costs and expenses	148,461	97,944	26,861	2,405	21,171	296,842
Other operating income (expense), net	(55)	(241)	729	—	—	433
Operating income (loss)	111,830	62,864	7,539	(2,405)	(21,171)	158,657
Other income (expense):
Derivative instruments loss, net	—	—	—	—	232	232
Interest income, net	(5,563)	(2,110)	(4)	—	1,225	(6,452)
Bargain purchase gain measurement period adjustment	—	—	—	—	(1,412)	(1,412)
Other income (expense), net	(820)	—	2	(6)	(70)	(894)
Total other income (expense), net	(6,383)	(2,110)	(2)	(6)	(25)	(8,526)
Income (loss) before income taxes	105,447	60,754	7,537	(2,411)	(21,196)	150,131
Income tax (benefit) expense	50,692	32,859	—	—	6,226	89,777
Net income (loss)	$54,755	$27,895	$7,537	$(2,411)	$(27,422)	$60,354
Consolidated capital expenditures	$17,011	$37,866	$16,809	$—	$950	$72,636

(in thousands)	Gabon	Egypt	Canada(a)	Equatorial Guinea	Côte d'Ivoire	Corporate and Other	Total
Long-lived assets:
As of December 31, 2025	$177,030	$138,839	$—	$11,248	$254,307	$4,671	$586,095
As of December 31, 2024	$153,576	$149,129	$104,891	$10,641	$114,756	$5,110	$538,103
(a) At December 31, 2025, the Company classified $31.8 million of net Crude oil, natural gas and NGLs properties as “Noncurrent Assets held for sale” on the Consolidated Balance Sheet.

(in thousands)	Gabon	Egypt	Canada	Equatorial Guinea	Côte d'Ivoire	Corporate and Other	Total
Total assets:
As of December 31, 2025	$315,787	$182,023	$35,982	$13,631	$283,768	$82,184	$913,375
As of December 31, 2024	$300,568	$269,905	$113,310	$12,331	$187,264	$71,572	$954,950

20. SUBSEQUENT EVENTS
In February 2026, the Company became the operator with a 60% working interest in the Kossipo field on the CI-40 Block with a field development plan to be completed in the second half of 2026.
SUPPLEMENTAL INFORMATION ON CRUDE OIL, NATURAL GAS AND NGLs PRODUCING ACTIVITIES (UNAUDITED)
This supplemental information is presented in accordance with certain provisions of ASC Topic 932 – Extractive Activities- Oil and Natural Gas. The geographic areas reported are the U.S. (North America), which includes the producing properties in offshore Gabon and Cote d'Ivoire (Africa), and onshore in Egypt as well as, prior to the Canada Asset Divestment (defined below), producing properties in Canada.
In December 2025, the Company’s Board of Directors approved the sale of the Company’s oil and gas properties in Canada. As of December 31, 2025, certain assets and liabilities associated with our Canada Asset Divestment were classified as held for sale on our Consolidated Balance Sheet. On February 4, 2026, the Company entered into an asset purchase agreement to sell all of our operating assets in Canada. The sale was completed on February 16, 2026 with an effective date of February 1, 2026 (the “Canada Asset Divestment”). As of December 31, 2025, all of our proved developed and proved undeveloped reserves in Canada are attributed to assets held for sale.
Our reserves information was evaluated by the independent petroleum engineering firm, Netherland, Sewell & Associates, Inc. (“NSAI”). Prior to 2025, reserves information for Canada was independently evaluated by GLJ Ltd. (“GLJ”). The proved reserve quantities are calculated based on our NRI.
Costs Incurred for Acquisition, Exploration and Development Activities

Costs incurred during the year:	Gabon	Egypt	Canada	Cote d'Ivoire	Total
Year Ended December 31, 2025	(in thousands)
Exploration costs - expensed	$3,799	$2,409	$—	$2,706	$8,914
Exploration costs - capitalized	—	1,201	—	—	1,201
Acquisition of properties	—	—	—	3,034	3,034
Development costs	61,739	27,567	1,588	143,186	234,080
Total	$65,538	$31,177	$1,588	$148,926	$247,229

	Gabon	Egypt	Canada	Cote d'Ivoire	Total
Year Ended December 31, 2024	(in thousands)
Exploration costs - expensed	$—	$48	$—	$—	$48
Acquisition of properties	—	—	—	107,089	107,089
Development costs	22,579	11,364	25,828	44,435	104,206
Total	$22,579	$11,412	$25,828	$151,524	$211,343

		Gabon	Egypt	Canada	Total
Year Ended December 31, 2023(1)		(in thousands)
Exploration costs - expensed		$51	$1,914	$—	$1,965
Acquisition of properties		—	—	—	—
Development costs		17,011	37,866	16,809	71,686
Total		$17,062	$39,780	$16,809	$73,651
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

	As of December 31,
	2025	2024
Capitalized costs:	(in thousands)
Properties not being amortized	$348,641	$155,825
Properties being amortized	1,147,433	1,588,699
Total capitalized costs	$1,496,074	$1,744,524
Less accumulated depletion, amortization and impairment	(884,747)	(1,214,465)
Net capitalized costs	$611,327	$530,059
Results of Operations for crude oil, natural gas and NGLs Producing Activities

	Gabon	Egypt	Canada	Cote d'Ivoire	Total
Year Ended December 31, 2025	(In thousands)
Revenues	$181,738	$139,963	$19,174	$18,397	$359,272
Production costs and other expense (1)	(84,677)	(53,539)	(8,458)	(9,941)	(156,615)
Depreciation, depletion, amortization	(48,739)	(36,649)	(13,485)	(10,134)	(109,007)
Impairment loss on assets held for sale	—	—	(67,224)	—	(67,224)
Exploration expenses	(3,799)	(2,409)	—	(2,706)	(8,914)
Other operating expense	18	—	—	(2,409)	(2,391)
Income tax benefit (expense)	(22,748)	(21,813)	—	12,525	(32,036)
Results from crude oil and natural gas producing activities	$21,793	$25,553	$(69,993)	$5,732	$(16,915)

	Gabon	Egypt	Canada	Cote d'Ivoire	Total
Year Ended December 31, 2024(2)	(In thousands)
Crude oil and natural gas sales	$205,954	$145,966	$31,986	$95,082	$478,988
Production costs and other expense (1)	(62,234)	(50,770)	(11,301)	(38,017)	(162,322)
Depreciation, depletion, amortization	(50,679)	(33,458)	(19,309)	(38,771)	(142,217)
Exploration expenses	—	(48)	—	—	(48)
Other operating expense	(24)	—	102	—	78
Income tax benefit (expense)	(80,488)	(34,300)	—	(2,587)	(117,375)
Results from crude oil and natural gas producing activities	$12,529	$27,390	$1,478	$15,707	$57,104

		Gabon	Egypt	Canada	Total
Year Ended December 31, 2023		(In thousands)
Crude oil and natural gas sales		$260,346	$161,049	$33,671	$455,066
Production costs and other expense (1)		(94,615)	(54,779)	(9,463)	(158,857)
Depreciation, depletion, amortization		(62,622)	(35,095)	(17,398)	(115,115)
Exploration expenses		(51)	(1,914)	—	(1,965)
Other operating expense		(55)	(241)	729	433
Income tax benefit (expense)		(67,982)	(37,271)	—	(105,253)
Results from crude oil and natural gas producing activities		$35,021	$31,749	$7,539	$74,309
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

	Oil
Proved reserves:	Gabon (MBbls)	Egypt (MBbls)	Canada (MBbls)	Cote d'Ivoire (MBbls)	Total (MBbls)
Balance at January 1, 2023	10,219	8,577	3,607	—	22,403
Production	(3,197)	(2,771)	(334)	—	(6,302)
Purchase of reserves	—	—	—	—	—
Extensions and discoveries	—	93	810	—	903
Revisions of previous estimates	2,042	4,693	(652)	—	6,083
Balance at December 31, 2023	9,064	10,592	3,431	—	23,087
Production	(2,783)	(2,585)	(348)	(1,054)	(6,770)
Purchase of reserves	—	—	—	15,288	15,288
Extensions and discoveries	—	—	251	—	251
Revisions of previous estimates	4,782	1,441	(569)	1,018	6,672
Balance at December 31, 2024	11,063	9,448	2,765	15,252	38,528
Production	(2,535)	(2,730)	(214)	(111)	(5,590)
Purchase of reserves	—	—	—	—	—
Extensions and discoveries	1,195	34	—	—	1,229
Revisions of previous estimates	278	1,862	(209)	1,870	3,801
Balance at December 31, 2025	10,001	8,614	2,342	17,011	37,968

	Oil
	Gabon (MBbls)	Egypt (MBbls)	Canada (MBbls)	Cote d'Ivoire (MBbls)	Total (MBbls)
Year-end proved developed reserves:
2025	5,287	8,177	1,179	—	14,643
2024	6,830	8,962	1,480	118	17,390
2023	8,053	10,141	1,309	—	19,503
2022	10,219	8,001	1,722	—	19,942
Year-end proved undeveloped reserves:
2025	4,714	437	1,163	17,011	23,325
2024	4,233	486	1,286	15,134	21,139
2023	1,011	451	2,122	—	3,584
2022	—	576	1,885	—	2,461

	Natural Gas
Proved reserves:	Gabon (MMcf)	Egypt (MMcf)	Canada (MMcf)	Cote d'Ivoire (MMcf)	Total (MMcf)
Balance at January 1, 2023	—	—	16,539	—	16,539
Production	—	—	(1,528)	—	(1,528)
Purchase of reserves	—	—	—	—	—
Extensions and discoveries	—	—	3,219	—	3,219
Revisions of previous estimates	—	—	(1,298)	—	(1,298)
Balance at December 31, 2023	—	—	16,932	—	16,932
Production	—	—	(1,532)	(26)	(1,558)
Purchase of reserves	—	—	—	6,830	6,830
Extensions and discoveries	—	—	876	—	876
Revisions of previous estimates	—	—	(196)	(253)	(449)
Balance at December 31, 2024	—	—	16,080	6,551	22,631
Production	—	—	(1,449)	—	(1,449)
Extensions and discoveries	—	—	—	—	—
Revisions of previous estimates	—	—	(2,422)	403	(2,019)
Balance at December 31, 2025	—	—	12,209	6,954	19,163

	Natural Gas
	Gabon (MMcf)	Egypt (MMcf)	Canada (MMcf)	Cote d'Ivoire (MMcf)	Total (MMcf)
Year-end proved developed reserves:
2025	—	—	9,059	—	9,059
2024	—	—	10,490	47	10,537
2023	—	—	9,011	—	9,011
2022	—	—	11,023	—	11,023
Year-end proved undeveloped reserves:
2025	—	—	3,150	6,954	10,104
2024	—	—	5,590	6,504	12,094
2023	—	—	7,921	—	7,921
2022	—	—	5,516	—	5,516

	NGLs
Proved reserves:	Gabon (MBbls)	Egypt (MBbls)	Canada (MBbls)	Cote d'Ivoire (MBbls)	Total (MBbls)
Balance at January 1, 2023	—	—	2,797	—	2,797
Production	—	—	(270)	—	(270)
Purchase of reserves	—	—	—	—	—
Extensions and discoveries	—	—	505	—	505
Revisions of previous estimates	—	—	(295)	—	(295)
Balance at December 31, 2023	—	—	2,737	—	2,737
Production	—	—	(267)	—	(267)
Purchase of reserves	—	—	—	—	—
Extensions and discoveries	—	—	142	—	142
Revisions of previous estimates	—	—	68	—	68
Balance at December 31, 2024	—	—	2,680	—	2,680
Production	—	—	(212)	—	(212)
Extensions and discoveries	—	—	—	—	—
Revisions of previous estimates	—	—	(687)	—	(687)
Balance at December 31, 2025	—	—	1,781	—	1,781

	NGLs
	Gabon (MBbls)	Egypt (MBbls)	Canada (MBbls)	Cote d'Ivoire (MBbls)	Total (MBbls)
Year-end proved developed reserves:
2025	—	—	1,329	—	1,329
2024	—	—	1,744	—	1,744
2023	—	—	1,449	—	1,449
2022	—	—	1,855	—	1,855
Year-end proved undeveloped reserves:
2025	—	—	452	—	452
2024	—	—	936	—	936
2023	—	—	1,289	—	1,289
2022	—	—	942	—	942

	Total Reserves (1)
Proved reserves:	Gabon (MBoe)	Egypt (MBoe)	Canada (MBoe)	Cote d'Ivoire (MBoe)	Total (MBoe)
Balance at January 1, 2023	10,219	8,577	9,161	—	27,957
Production	(3,197)	(2,771)	(859)	—	(6,827)
Purchase of reserves	—	—	—	—	—
Extensions and discoveries	—	93	1,852	—	1,945
Revisions of previous estimates	2,042	4,693	(1,163)	—	5,572
Balance at December 31, 2023	9,064	10,592	8,991	—	28,647
Production	(2,783)	(2,585)	(870)	(1,058)	(7,296)
Purchase of reserves	—	—	—	16,465	16,465
Extensions and discoveries	—	—	539	—	539
Revisions of previous estimates	4,782	1,441	(534)	974	6,663
Balance at December 31, 2024	11,063	9,448	8,126	16,381	45,018
Production	(2,535)	(2,730)	(667)	(111)	(6,043)
Purchase of reserves	—	—	—	—	—
Extensions and discoveries	1,195	34	—	—	1,229
Revisions of previous estimates	278	1,862	(1,301)	1,940	2,779
Balance at December 31, 2025	10,001	8,614	6,158	18,210	42,983
(1) To convert Natural Gas to MBoe, MMcf is divided by 6 for Canada reserves, and MMcf is divided by 5.8 for Cote d'Ivoire reserves.

	Total Reserves(1)
	Gabon (MBoe)	Egypt (MBoe)	Canada (MBoe)	Cote d'Ivoire (MBoe)	Total (MBoe)
Year-end proved developed reserves:
2025	5,287	8,177	4,018	—	17,482
2024	6,830	8,962	4,972	126	20,890
2023	8,053	10,141	4,260	—	22,454
2022	10,219	8,001	5,414	—	23,634
Year-end proved undeveloped reserves:
2025	4,714	437	2,140	18,210	25,501
2024	4,233	486	3,154	16,255	24,128
2023	1,011	451	4,731	—	6,193
2022	—	576	3,746	—	4,322
(1) To convert Natural Gas to MBoe, MMcf is divided by 6 for Canada reserves, and MMcf is divided by 5.8 for Cote d'Ivoire reserves.
Year Ended December 31, 2025
Revisions
During 2025, the Company had net positive revisions of prior estimates of 2.8 MMBoe. These upward revisions include an increase of 1.9 MMBoe from our Egypt segment resulting from a combination of continued development activity including active in-field drilling, workovers as well as improved, forecasted well performance. In addition, we had an increase of 1.9 MMBoe from our Cote d’Ivoire segment which reflects improved recovery based on technical analysis of the upcoming Phase 5 drilling campaign. The Gabon segment also contributed to an increase of 0.3 MMBoe based on improved production performance. The upward revisions were offset by negative revisions of 1.3 MMBoe in Canada due to wells that were not reasonably expected to be developed within the five-year timeframe in accordance with the SEC guidance.
Extensions and discoveries
During 2025, the Company added 1.2 MMBoe of proved reserves through extensions, discoveries, and other additions related to the Phase 3 drilling campaign in Gabon.

Year Ended December 31, 2024

Purchases of reserves in place
For the balance at December 31, 2024, purchases of reserves in place included 16.5 MMBoe of proved reserves in Cote d'Ivoire, associated with our acquisition of Svenska Petroleum Exploration Aktiebolag (“Svenska”), and as a result, Svenska’s primary asset: a 27.39% non-operated working interest in the deepwater producing Baobab field in Block CI-40.
Extensions and discoveries
For the balance at December 31, 2024, extensions and discoveries included 0.5 MMBoe of proved reserves in Canada, primarily related to the drilling of new wells.
Revisions
In 2024, operations in Gabon had 4.8 MMBoe of reserves added through positive revisions of previous estimates mainly due to performance and development activities. For Egypt, we had 1.4 MMBoe of reserves added through positive revisions of previous estimates primarily as a result of our workover programs. For Canada, we had 0.5 MMBoe of negative revisions of previous estimates primarily due to performance adjustments of existing wells. For the balance at December 31, 2024, operations in Cote d'Ivoire included 1.0 MMBoe in positive revisions of reserves due to improved field performance.
Year Ended December 31, 2023
Revisions
In 2023, operations in Gabon had 2.0 MMBoe of reserves added through positive revisions of previous estimates. 2.8 MMBoe of the positive revisions were due to performance offset by 0.8 MMBoe of negative revisions through price. For Egypt at December 31, 2023, 4.7 MMBoe of reserves were added through positive revisions of previous estimates. 5.3 MMBoe of the positive revisions were due to performance offset by 0.6 MMBoe of negative revisions through price. For the balance at December 31, 2023, operations in Canada included 1.2 MMBoe in negative revisions of reserves due to performance adjustments of existing wells.
Extensions and discoveries
For the balance at December 31, 2023, extensions and discoveries included 0.1 MMBoe of proved reserves in Egypt, primarily related to operational improvements and the drilling of new wells and 1.9 MMBoe of proved reserves in Canada, primarily related to the drilling of new wells.

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

In accordance with the guidelines of the SEC, the estimates of future net cash flow from the properties and the present value thereof are made using crude oil, natural gas and NGLs contract prices using a twelve month average of beginning of month prices and are held constant throughout the life of the properties except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. The future cash flows are also based on costs in existence at the dates of the projections, excluding Gabon royalties, and the interests of other Consortium members. Future production costs do not include overhead charges allowed under joint operating agreements or headquarters general and administrative overhead expenses. However, all future costs related to future property abandonment when the wells become uneconomic to produce are included in future development costs for purposes of calculating the standardized measure of discounted net cash flows. There were no discounted future net cash flows attributable to U.S. properties as of December 31, 2025, 2024 and 2023.

	International
(In thousands)	Gabon	Egypt	Canada	Cote d'Ivoire	Total
Year Ended December 31, 2025
Future cash inflows	$666,072	$556,434	$197,628	$1,301,697	$2,721,831
Future production costs	(390,226)	(302,960)	(82,400)	(445,893)	(1,221,479)
Future development costs (1)	(156,136)	(53,308)	(59,664)	(348,759)	(617,867)
Future income tax expense	(86,489)	(59,725)	—	(125,346)	(271,560)
Future net cash flows	33,221	140,441	55,564	381,699	610,925
Discount to present value at 10% annual rate	(1,660)	(22,389)	(27,793)	(149,074)	(200,916)
Standardized measure of discounted future net cash flows	$31,561	$118,052	$27,771	$232,625	$410,009
Year Ended December 31, 2024
Future cash inflows	$912,914	$782,814	$269,195	$1,423,441	$3,388,364
Future production costs	(470,775)	(370,085)	(123,367)	(446,645)	(1,410,872)
Future development costs (1)	(221,743)	(93,426)	(62,629)	(466,407)	(844,205)
Future income tax expense	(134,216)	(144,883)	—	(205,167)	(484,266)
Future net cash flows	86,180	174,420	83,199	305,222	649,021
Discount to present value at 10% annual rate	(13,169)	(39,281)	(36,092)	(181,079)	(269,621)
Standardized measure of discounted future net cash flows	$73,011	$135,139	$47,107	$124,143	$379,400
Year Ended December 31, 2023
Future cash inflows	$761,919	$828,418	$352,666	$—	$1,943,003
Future production costs	(410,425)	(383,957)	(129,317)	—	(923,699)
Future development costs (1)	(88,868)	(84,132)	(80,129)	—	(253,129)
Future income tax expense	(148,750)	(144,269)	—	—	(293,019)
Future net cash flows	113,876	216,060	143,220	—	473,156
Discount to present value at 10% annual rate	(6,052)	(54,313)	(70,857)	—	(131,222)
Standardized measure of discounted future net cash flows	$107,824	$161,747	$72,363	$—	$341,934
(1)Includes costs expected to be incurred to abandon the properties, where applicable.
International income taxes represent amounts payable to the Governments of Gabon and Cote d’Ivoire on Profit Oil as final payment of corporate income taxes, and domestic income taxes (including other expenses treated as taxes).

Changes in Standardized Measure of Discounted Future Net Cash Flows
The following table sets forth the changes in standardized measure of discounted future net cash flows as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Balance at beginning of period	$379,400	$341,934	$624,465
Sales of crude oil and natural gas, net of production costs	(192,861)	(316,667)	(296,209)
Net changes in prices and production costs	(279,298)	18,385	(210,703)
Extensions and discoveries	5,542	9,156	28,849
Revisions of previous quantity estimates	93,369	145,177	139,856
Purchases	—	175,849	—
Changes in estimated future development costs	18,844	(94,003)	(92,641)
Development costs incurred during the period	201,533	28,676	—
Accretion of discount	37,940	45,917	62,447
Net change of income taxes	139,391	21,053	77,757
Change in production rates (timing) and other	6,149	3,923	8,113
Balance at end of period	$410,009	$379,400	$341,934
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

For 2025 and 2024, the average of such prices used for our reserve estimate were as follows:

	Year Ended December 31,
	2025	2024
Crude Oil ($/Bbl)
Gabon	$66.60	$81.08
Egypt	$57.66	$65.48
Cote d'Ivoire	$68.95	$79.70
Canada	$61.61	$69.12
Natural Gas ($/Mcf)
Cote d'Ivoire	$2.77	$2.77
Canada	$1.07	$0.95
Natural Gas Liquids ($/Bbl)
Canada
Ethane	$2.90	$3.52
Propane	$19.67	$19.46
Butane	$25.88	$30.68
Condensates	$62.44	$69.59
Production Sharing Contracts
Under the Etame PSC in Gabon, the Gabonese government is the owner of all crude oil, natural gas and NGLs mineral rights. The right to produce the crude oil, natural gas and NGLs is stewarded by the Directorate Generale de Hydrocarbures and the Etame PSC was awarded by a decree. Pursuant to the contract, the Gabon government receives a fixed royalty rate of 13%. Originally, under the Etame PSC, Gabonese government was not anticipated to take physical delivery of its allocated production. Instead, the Company was authorized to sell the Gabonese government’s share of production and remit the proceeds to the Gabonese government. Beginning in February 2018, the Gabonese government elected to take physical delivery of its allocated production volumes for Profit Oil. Please see further discussion in Note 6. Revenue.
The Etame Consortium maintains a Cost Account, which entitles it to receive a portion of the production remaining after deducting the 13% royalty so long as there are amounts remaining in the Cost Account (“Cost Recovery”). Prior to the PSC Extension, the Consortium was entitled to a 70% Cost Recovery Percentage. Under the PSC Extension, the Cost Recovery Percentage is increased to 80% for the ten-year period from September 17, 2018 through September 16, 2028. After September 16, 2028, the Cost Recovery Percentage returns to 70%. As payment of corporate income taxes, the Etame Consortium pays the government an allocation of the remaining Profit Oil production from the contract area ranging from 50% to 60% of the crude oil remaining after deducting the royalty and Cost Recovery. The percentage of Profit Oil paid to the government as tax is a function of production rates. However, when the Cost Account becomes substantially recovered, the Company only recovers ongoing operating expenses and new project capital expenditures, resulting in a higher tax rate. Also, because of the nature of the Cost Account, decreases in crude oil prices result in a higher number of barrels required to recover costs.
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
The PSC for Block P in Equatorial Guinea entitles the Company to receive up to 70% of any future production after royalty deduction so long as there are amounts remaining in the Cost Account. Royalty rates are 10-16% depending on production rates. The Etame Consortium pays the government an allocation of the remaining Profit Oil production from the contract area ranging from 10% to 60% of the crude oil remaining after deducting the royalty and Cost Recovery. The percentage of Profit Oil paid to the government as tax is a function of cumulative production. In addition, Equatorial Guinea imposes a 25% income tax on net profits. The Block P PSC provides for a discovery to be reclassified into a development area with a term of 25 years. At December 31, 2025, the Company has no SEC proved reserves related to Block P in Equatorial Guinea.
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
The Company owns a 27.39% non-operated working interest in the deepwater producing Baobab field in Block CI-40, offshore Cote d’Ivoire in West Africa. Production generated from the Baobab field is shared under a PSC (the “Cote d'Ivoire PSC”). Under the Cote d’Ivoire PSC, the Company is entitled to a Cost Oil recovery percentage of up to 80% of total production. Profit Oil percentage ranges from 30% to 53% based on the range of daily total production. Cost Oil allows the Company to recover its capital and production costs and the costs carried by the Company on behalf of the government state oil company. Profit oil is allocated to the joint venture partners in accordance with their respective equity interests, after a portion has been allocated to the government of Cote d'Ivoire. In addition, under the terms of the Cote d'Ivoire PSC, the tax payments to the Ivorian Government are deemed satisfied by its share of the Profit Oil.