Form 10-K/A
period 2025-12-31
VAALCO ENERGY INC /DE/
filed 2026-03-20
CIK 894627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________________________________________
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

EXPLANATORY NOTE

On March 16, 2026, VAALCO Energy, Inc. (“Vaalco”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Original Form 10-K”). The purpose of this Amendment No. 1 to the Original Form 10-K (this “Amendment No. 1”) is to provide an updated Consent of Netherland, Sewell & Associates, Inc., Vaalco’s independent petroleum engineer, to correct a typographical error regarding one of the dates included in the original Consent of Netherland, Sewell & Associates, Inc. filed with the Original Form 10-K. No other items or disclosures in the Original Form 10-K are being amended and this Amendment No. 1 does not modify, amend or update in any way the financial or other disclosures as presented in the Original Form 10-K. This Amendment No. 1 does not reflect any events that may have occurred subsequent to the filing of the Original Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 contains new certifications by Vaalco’s principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, which are attached hereto; however, because this Amendment No. 1 does not include financial statements and does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of such certifications have been omitted. Similarly, because this Amendment No. 1 does not include financial statements, certifications under Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) (Section 906 of the Sarbanes-Oxley Act of 2002) have been omitted.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 3. Exhibits:

The following documents are filed as part of this Form 10-K/A.

Exhibit No.	Description of Exhibit
23.2	Consent of Netherland, Sewell & Associates, Inc. — Independent Petroleum Engineers.
31.1	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.
31.2	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Schema Document.
101.LAB	Inline XBRL Label Linkbase Document.
101.PRE	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and Contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VAALCO ENERGY, INC.
(Registrant)

By	/s/ George W.M. Maxwell
George W.M. Maxwell
Chief Executive Officer

Dated: March 20, 2026