Form 10-Q
period 2026-03-31
VAALCO ENERGY INC /DE/
filed 2026-05-11
CIK 894627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐   No  ☒
As of May 6, 2026, there were outstanding 104,258,253 shares of common stock, $0.10 par value per share, of the registrant.

VAALCO ENERGY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

VAALCO ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share amounts)	As of March 31, 2026	As of December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$48,044	$58,900
Restricted cash	110	136
Receivables:
Trade	24,791	39,924
Accounts with joint venture owners, net of allowance for credit losses of $2.9 million and $2.7 million, respectively	7,782	5,420
Other	2,197	2,277
Crude oil inventory	9,957	1,774
Prepayments and other	23,237	24,370
Current assets held for sale	—	179
Total current assets	116,118	132,980
Crude oil, natural gas and NGLs properties and equipment, net	641,780	586,095
Other noncurrent assets:
Restricted cash	1,659	1,659
Value added tax and other receivables	9,291	7,149
Right of use operating lease assets	22,007	16,596
Right of use finance lease assets	65,568	68,615
Deferred tax assets	49,511	54,825
Abandonment funding	6,268	6,268
Other long-term assets	8,460	7,362
Noncurrent assets held for sale	—	31,826
Total assets	$920,662	$913,375
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$30,552	$44,661
Accounts with joint venture owners	7,181	3,193
Accrued liabilities and other	166,893	106,444
Operating lease liabilities - current portion	6,668	5,744
Finance lease liabilities - current portion	12,394	12,119
Foreign income taxes payable	2,513	19,656
Current liabilities held for sale	—	183
Total current liabilities	226,201	192,000
Asset retirement obligations	80,528	78,406
Operating lease liabilities - net of current portion	15,469	11,183
Finance lease liabilities - net of current portion	53,803	57,256
Deferred tax liabilities	47,757	63,630
Long-term debt	152,000	60,000
Noncurrent liabilities held for sale	—	7,403
Total liabilities	575,758	469,878
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, $25 par value; 500,000 shares authorized, none issued	—	—
Common stock,$0.10 par value; 160,000,000 shares authorized, 123,017,656 shares issued and 104,258,253 shares outstanding at both March 31, 2026 and December 31, 2025	12,302	12,302
Additional paid-in capital	369,896	368,536
Accumulated other comprehensive loss	—	(498)
Less treasury stock, 18,759,403 shares, at cost, at both March 31, 2026 and December 31, 2025	(78,733)	(78,733)
Retained earnings	41,439	141,890
Total shareholders’ equity	344,904	443,497
Total liabilities and shareholders’ equity	$920,662	$913,375
See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2026	2025
	(in thousands, except per share amounts)
Revenues:
Crude oil, natural gas and natural gas liquids sales	$62,599	$110,329
Operating costs and expenses:
Production expense	28,379	44,806
Exploration expense	22,394	—
Depreciation, depletion and amortization	18,212	30,305
Loss on sale of assets	1,202	—
General and administrative expense	8,276	9,051
Credit losses (recovery) and other	271	(27)
Total operating costs and expenses	78,734	84,135
Operating income (loss)	(16,135)	26,194
Other expense
Derivative instruments loss, net	(70,581)	(74)
Interest expense, net	(1,699)	(1,295)
Other expense, net	(1,034)	(1,012)
Total other expense, net	(73,314)	(2,381)
Income (loss) before income taxes	(89,449)	23,813
Income tax expense	4,315	16,083
Net income (loss)	$(93,764)	$7,730
Other comprehensive income
Currency translation adjustments	112	117
Comprehensive income (loss)	$(93,652)	$7,847

Basic net income (loss) per share:
Net income (loss) per share	$(0.90)	$0.07
Basic weighted average shares outstanding	104,258	103,758
Diluted net income (loss) per share:
Net income (loss) per share	$(0.90)	$0.07
Diluted weighted average shares outstanding	104,258	103,785
See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Common Shares Issued	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total
	(in thousands)
Balance at January 1, 2026	123,018	(18,759)	$12,302	$368,536	$(498)	$(78,733)	$141,890	$443,497
Shares issued - stock-based compensation	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	1,360	—	—	—	1,360
Treasury stock	—	—	—	—	—	—	—	—
Dividend distributions ($0.0625 per share)	—	—	—	—	—	—	(6,687)	(6,687)
Other comprehensive income	—	—	—	—	498	—	—	498
Net loss	—	—	—	—	—	—	(93,764)	(93,764)
Balance at March 31, 2026	123,018	(18,759)	$12,302	$369,896	$—	$(78,733)	$41,439	$344,904

See notes to unaudited condensed consolidated financial statements.

	Common Shares Issued	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total
	(in thousands)
Balance at January 1, 2025	122,304	(18,561)	$12,230	$362,578	$(4,962)	$(78,024)	$209,761	$501,583
Shares issued - stock-based compensation	116	—	12	(12)	—	—	—	—
Stock-based compensation expense	—	—	—	1,389	—	—	—	1,389
Treasury stock	—	(40)	—	—	—	(155)	—	(155)
Dividend distributions ($0.0625 per share)	—	—	—	—	—	—	(6,570)	(6,570)
Other comprehensive income	—	—	—	—	117	—	—	117
Net income	—	—	—	—	—	—	7,730	7,730
Balance at March 31, 2025	122,420	(18,601)	$12,242	$363,955	$(4,845)	$(78,179)	$210,921	$504,094
See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2026	2025
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(93,764)	$7,730
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	18,212	30,305
Loss on Canada Assets Divestment	1,202	—
Amortization of deferred financing costs	392	146
Deferred tax benefit	(10,559)	(1,519)
Unrealized foreign exchange gain	190	1,673
Exploration expense	13,801	—
Stock-based compensation expense	1,377	1,475
Derivative instruments loss, net	70,581	74
Cash settlements received (paid) on matured derivative contracts, net	(957)	123
Credit losses and other	271	(27)
Equipment and other expensed in operations	1,890	972
Change in operating assets and liabilities:
Trade receivables, net	13,372	(34,671)
Accounts with joint venture owners, net	2,876	(2,234)
Egypt receivables and other, net	(307)	32,230
Crude oil inventory	(8,183)	1,451
Premiums paid on commodity derivative contracts	(1,314)	—
Prepayments and other	(773)	(769)
Value added tax and other receivables	216	5,310
Accounts payable	(21,490)	7,219
Foreign income taxes payable	(17,004)	(18,035)
Accrued liabilities and other	(9,255)	1,253
Net cash provided by (used in) operating activities	(39,226)	32,706
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures, including exploration expense	(78,074)	(58,527)
Proceeds from the Canada Assets Divestment	25,474	—
Acquisition of oil and gas properties	—	(247)
Net cash used in investing activities	(52,600)	(58,774)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	92,000	—
Dividend distribution	(6,687)	(6,570)
Payments for treasury shares	—	(155)
Deferred financing costs paid	(1,160)	(5,118)
Payments of finance leases	(3,176)	(2,943)
Net cash provided by (used in) in financing activities	80,977	(14,786)
Effects of exchange rate changes on cash	(32)	27
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(10,881)	(40,827)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	66,963	97,726
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$56,082	$56,899
See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTAL DISCLOSURES (Unaudited)

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Supplemental disclosure of cash flow information:
Income taxes paid in-kind with crude oil	$24,537	$30,284
Interest paid	$3,601	$1,398
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment additions incurred but not paid at end of period	$9,770	$6,366
Recognition of right-of-use finance lease assets and liabilities	$—	$2,372
Recognition of right-of-use operating lease assets and liabilities	$6,788	$—
Asset retirement obligation revisions	$572	$126
See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION AND ACCOUNTING POLICIES

Vaalco Energy, Inc. (together with its consolidated subsidiaries “we”, “us”, “our”, “Vaalco” or the “Company”) is a Houston, Texas-based independent energy company engaged in the acquisition, exploration, development and production of crude oil, natural gas and natural gas liquids (“NGLs”) properties. We have a diversified African-focused asset portfolio in Gabon, Egypt, Côte d’Ivoire, Nigeria and Equatorial Guinea, as well as, prior to the Canada Assets Divestment, producing properties in Canada.
These unaudited condensed consolidated financial statements (“Financial Statements”) reflect the opinion of management and all adjustments necessary for a fair presentation of results for the interim periods presented. All adjustments are of a normal recurring nature unless disclosed otherwise. Interim period results are not necessarily indicative of results expected for the full year.
These Financial Statements have been prepared in accordance with rules of the Securities and Exchange Commission (“SEC”) and do not include all the information and disclosures required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. They should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which includes a summary of the significant accounting policies.
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
The following table provides an analysis of the change in the aggregate credit loss allowance and other allowances.

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Balance at beginning of period	$(2,652)	$(2,554)
Credit losses and other	(270)	(311)
Credit recoveries and other	—	338
Balance at end of period	$(2,922)	$(2,527)
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
The Company records balances resulting from commodity risk management activities in the consolidated balance sheets as either assets or liabilities measured at fair value. The Company has previously elected not to offset fair value amounts of qualifying derivatives under a master netting arrangement and associated fair value amounts for cash collateral receivables and payables. During the three months ended March 31, 2026, the Company changed the presentation of derivative assets and liabilities on the Consolidated Balance Sheets from a gross basis to a net basis by counterparty when a legally enforceable master netting arrangement exists. The Company believes that net presentation better reflects the rights and obligations associated with these derivative instruments. This change affects presentation only and does not affect the recognition, measurement, or classification of the derivative assets and liabilities. It also had no impact on the Company’s consolidated statements of operations, cash flows, or shareholders’ equity. Prior period amounts have been conformed to the current presentation. Gains and losses from the change in fair value of derivative instruments and cash settlements on commodity derivatives are presented in the “Derivative instruments gain (loss), net” line item located within the “Other income (expense)” section of the consolidated statements of operations and comprehensive income (loss).

Fair Value of Derivative Instruments – The following table, set forth by level within the fair value hierarchy, shows the Company’s derivatives that were accounted for at fair value as of March 31, 2026 and December 31, 2025.

		As of March 31, 2026
	Balance Sheet Line	Level 1	Level 2	Level 3	Total
		(in thousands)
Assets
Derivative assets, current	Prepayments and other	$—	$432	$—	$432
Derivative assets, long-term	Other long-term assets	$—	442	$—	442
		$—	$874	$—	$874
Liabilities
Derivative liabilities	Accrued liabilities and other	$—	$52,482	$—	$52,482
		$—	$52,482	$—	$52,482

		As of December 31, 2025
	Balance Sheet Line	Level 1	Level 2	Level 3	Total
		(in thousands)
Assets
Derivative asset	Prepayments and other	$—	$2,846	$—	$2,846
		$—	$2,846	$—	$2,846
The Company’s commodity price derivatives primarily represent crude oil collar contracts and fixed price swap contracts and differential swap contracts. The asset and liability measurements for the Company’s commodity price derivative contracts are determined using Level 2 inputs. The asset and liability values attributable to the Company’s commodity price derivatives were determined based on inputs that include, but are not limited to, the contractual price of the underlying position, current market prices, crude oil forward curves, discount rates, and volatility factors.
See Note 7. Derivatives for further details of the Company’s derivative contracts.

2. NEW ACCOUNTING STANDARDS

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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU introduces a practical expedient and, for non-public business entities, an accounting policy election to simplify the application of credit loss guidance to short-term receivables and contract assets by allowing consideration of post-balance-sheet collections. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company has elected to not adopt the practical expedient and as therefore, the Company, when estimating its credit losses, will continue to consider available information that is relevant to its assessment of the collectibility of cash flows, including historical losses, current economic conditions, and reasonable and supportable forecasts. Management will continue to monitor changes in the Company’s portfolio, economic conditions, and future guidance issued by the Financial Accounting Standards Board to determine whether election of the practical expedient would be appropriate in future reporting periods.

3. ACQUISITION AND DIVESTMENT

Assumption of Operatorship

In February 2026, the Company became the operator with a 60% working interest in the Kossipo field on the CI-40 Block with a field development plan to be completed in the second half of 2026.

Canada Assets Divestment

As of December 31, 2025, the assets and liabilities associated with the Canada Assets Divestment (defined below) were classified as held for sale. The Company recorded an impairment loss of $67.2 million at the time we classified the assets as held for sale to adjust the carrying value of the assets held for sale to their estimated fair value less cost to sell.

On February 4, 2026, the Company entered into an asset purchase agreement to sell all of our operating assets in Canada (the “Canada Assets Divestment”) to a third party purchaser for a purchase price of $24.4 million (C$33.4 million) to be settled in cash, subject to customary post-closing adjustments. The Canada Assets Divestment closed on February 19, 2026 for an adjusted purchase price of $25.5 million (C$34.9 million), subject to customary post-closing adjustments, resulting in a $1.2 million loss on asset divestment recognized in the three months ended March 31, 2026. The sale had an effective date of February 1, 2026.

The net cash proceeds from the divestment were primarily used to fund our capital expenditures and for working capital purposes. The Canada Assets Divestment represents the Company’s complete exit of its Canadian oil and gas operations.

4. EARNINGS PER SHARE
Basic earnings per share (“EPS”) is calculated using the weighted average number of shares of common stock outstanding during each period. For the calculation of diluted shares, the Company assumes that restricted stock is outstanding on the date of vesting, and the Company assumes the issuance of shares from the exercise of stock options using the treasury stock method.
A reconciliation of reported net income to net income used in calculating EPS as well as a reconciliation from basic to diluted shares follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net income (loss) (numerator):
Net income (loss)	$(93,764)	$7,730
Income attributable to unvested shares	(172)	(98)
Numerator for basic	(93,936)	7,632
Income attributable to unvested shares	—	—
Numerator for dilutive	$(93,936)	$7,632

Weighted average shares (denominator):
Basic weighted average shares outstanding	104,258	103,758
Effect of dilutive securities	—	27
Diluted weighted average shares outstanding	104,258	103,785
Stock options and unvested restricted stock grants excluded from dilutive calculation because they would be antidilutive	4,238	1,330

5. REVENUE
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
Gabon

The following table presents revenues from contracts with customers as well as revenues associated with the obligations under the Etame PSC.

	Three Months Ended March 31,
	2026	2025
Revenues from customer contracts:	(in thousands)
Sales under the COSPA or COSMA(1)	$—	$31,450
Gabonese government share of Profit Oil taken in-kind	24,537	28,414
Royalties and other	(3,136)	(7,677)
Net revenues	$21,401	$52,187
(1) Crude oil sales and purchase agreements (“COSPAs”) or crude oil sales and marketing agreements (“COSMA or COSMAs”).
With respect to the government’s share of Profit Oil, the Etame PSC provides that corporate income tax is satisfied through the payment of Profit Oil. In the unaudited condensed consolidated statements of operations and comprehensive income, the government’s share of revenues from Profit Oil is reported in revenues with a corresponding amount reflected in the current provision for income tax expense. Payments of the income tax expense are reported in the period that the government takes its Profit Oil in-kind, which is the period in which it lifts the crude oil. As of March 31, 2026 and

December 31, 2025, the Company’s Gabon segment had $1.7 million and $18.8 million, of foreign income tax payable, respectively.
Egypt
The following table presents revenues in Egypt from contracts with customers:

	Three Months Ended March 31,
	2026	2025
Revenues from customer contracts:	(in thousands)
Gross sales	$66,410	$57,656
Royalties	(27,310)	(23,587)
Selling costs	(184)	(149)
Net revenues	$38,916	$33,920
As of March 31, 2026 and December 31, 2025, the Company’s Egypt segment had $0.4 million and $0.3 million, of foreign income tax payable, respectively.
Canada
The following table presents revenues in Canada from contracts with customers:

	Three Months Ended March 31,
	2026	2025
Revenues from customer contracts:	(in thousands)
Oil revenue	$1,744	$5,325
Gas revenue	368	636
NGL revenue	723	1,759
Other revenue	27	49
Royalties	(437)	(1,357)
Selling costs	(143)	(232)
Net revenues	$2,282	$6,180
During the three months ended March 31, 2026, our Canada segment includes revenues recognized from January 1, 2026 through the close date of the Canada Assets Divestment.
Côte d’Ivoire
Revenues from contracts with customers are generated from sales in Côte d’Ivoire pursuant to crude oil sales and purchase agreements and revenues are recognized when a lifting is completed.
The following table presents revenues in Côte d’Ivoire from contracts with customers:

	Three Months Ended March 31,
	2026	2025
Revenues from customer contracts:	(in thousands)
Sales under the sales and purchase agreements	$—	$16,173
Côte d’Ivoire government share of Profit Oil taken in-kind	—	1,869
Net revenues	$—	$18,042

Similar to Gabon, the government’s share of Profit Oil attributable to the Company’s equity interest is reported in revenues with a corresponding amount reflected in the current provision for income tax expense. In addition, under the terms of the Côte d’Ivoire PSC, the tax payments to the Ivorian Government are deemed satisfied by its share of the Profit Oil. Payments of the income tax expense are reported in the period that the government takes its Profit Oil in-kind, which is the period in which it lifts the crude oil. As of both March 31, 2026 and December 31, 2025, the Company had $0.3 million of foreign income tax payable.
Information about the Company’s most significant customers
For the three months ended March 31, 2026 and 2025, our revenue concentration by major customers is shown on the table below.

	Three Months Ended March 31,
	2026	2025
Gabon	100%	100%
Egypt	100%	100%
Côte d'Ivoire	—%	100%
Canada	47%, 16% and 14%	52%, 23% and 18%
6. CRUDE OIL, NATURAL GAS AND NGLs PROPERTIES AND EQUIPMENT, NET
The Company’s crude oil, natural gas and NGLs properties and equipment is comprised of the following:

	As of March 31, 2026	As of December 31, 2025
	(in thousands)
Crude oil, natural gas and NGLs properties and equipment, net
Wells, platforms and other production facilities	$1,054,009	$1,016,019
Work-in-progress	247,356	214,213
Unproved properties	49,243	52,079
Capitalized equipment, spare parts and other	86,379	84,471
	1,436,987	1,366,782
Accumulated depreciation, depletion, amortization and impairment	(795,207)	(780,687)
Crude oil, natural gas and NGLs properties and equipment, net	$641,780	$586,095
At December 31, 2025, the Company classified $31.8 million of net crude oil, natural gas and NGLs properties and equipment, including unproved property costs of $13.1 million, as “Noncurrent asset held for sale” on the Consolidated Balance Sheet.
Exploration expense
During the three months ended March 31, 2026, we incurred exploration expenses of $22.4 million, mainly in our Gabon segment. The exploration expense included the cost of additional seismic data to be used in the Niosi and Guduma blocks, and the costs of a well that was determined to be unsuccessful. There were no exploration costs incurred during the three months ended March 31, 2025.
7. DERIVATIVES
We have entered into derivative contracts primarily with counterparties that are also lenders under the 2025 RBL Facility (defined below) to hedge price risk associated with a portion of our oil, natural gas and NGLs production. Pricing for these derivative contracts is based on certain market indexes and prices at our primary sales points. See table below for the list of outstanding contracts as of March 31, 2026:

Settlement Period	Index	Total volumes (Bbls)	Weighted average floor price ($/Bbl)	Weighted average ceiling price ($/Bbl)
Crude oil:
Call Option	ICE(a) Brent
April 2026 to June 2026		211,000	—	$122.00
Collars	Dated Brent
2026
April 2026 to June 2026		698,000	$63.01	$69.01
July 2026 to September 2026		777,000	$63.85	$68.73
October 2026 to December 2026		692,000	$64.96	$68.33
2027
January 2027 to March 2027		673,000	$64.68	$72.63
April 2027 to June 2027		564,000	$70.99	$84.35
(a) Intercontinental Exchange

Financial Statement Presentation
In accordance with the FASB’s authoritative guidance on disclosures about offsetting assets and liabilities, the Company is required to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting agreement. The Company’s derivative instruments are presented as assets and liabilities on a net basis by counterparty, as all counterparty contracts provide for net settlement. No margin or collateral balances are deposited with counterparties, and as such, gross amounts are offset to determine the net amounts presented in the Company’s consolidated balance sheets.
The following tables summarize the fair value of all outstanding commodity derivative instruments recorded in the Company’s consolidated balance sheets:

(in thousands)	March 31, 2026
Derivative Instrument	Gross Amount	Gross Amount Offset	Net Amount
Derivatives assets:
Commodity derivatives - current	$432	$—	$432
Commodity derivatives - long-term	$442	$—	$442
Total derivatives assets	$874	$—	$874

Derivatives liabilities:
Commodity derivatives - current (a)	$52,482	$—	$52,482
Total derivatives liabilities	$52,482	$—	$52,482
(a) Includes deferred premiums payable of $0.6 million.

(in thousands)	December 31, 2025
Derivative Instrument	Gross Amount	Gross Amount Offset	Net Amount
Derivative assets:
Commodity derivatives - current	$3,053	$(207)	$2,846
Total derivatives assets	$3,053	$(207)	$2,846

Derivatives liabilities:
Commodity derivatives - current	$207	$(207)	$—
Total derivatives liabilities	$207	$(207)	$—
See Note 2. Summary of Significant Accounting Policies for further details on the measurement of our derivative assets at fair value.

The following table sets forth the gain (loss) on derivative instruments on the Company’s unaudited condensed consolidated statements of operations and comprehensive income:

		Three Months Ended March 31,
Derivative Item	Statements of Operations Line	2026	2025
		(in thousands)
Commodity derivatives	Realized gain (loss), net	$(14,633)	$123
	Unrealized loss, net	(55,948)	(197)
	Derivative instruments loss, net	$(70,581)	$(74)

8. CURRENT ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other balances were comprised of the following:

	As of March 31, 2026	As of December 31, 2025
	(in thousands)
Derivative liabilities	$51,919	$—
Accrued capital expenditures	51,168	51,339
Accrued accounts payable invoices	28,317	16,320
State oil liability	18,244	18,244
Gabon contractual obligations	5,777	3,858
Accrued wages and other compensation	4,124	6,694
Seismic data	1,155	1,155
Other	6,189	8,834
Total accrued liabilities and other (a)	$166,893	$106,444
(a) The table excludes $0.2 million of current portion of asset retirement obligations associated with assets held for sale as of December 31, 2025.
9. COMMITMENTS AND CONTINGENCIES
Abandonment funding
Under the terms of the Etame PSC, the Company has a cash funding arrangement for the eventual abandonment of all offshore wells, platforms and facilities on the Etame Marin block. At March 31, 2026, $10.7 million ($6.3 million, net to Vaalco) of the abandonment fund has been funded on an undiscounted basis. The annual payments will be adjusted based on revisions in the abandonment estimate. This cash funding is reflected under “Other noncurrent assets” in the “Abandonment funding” line item of the unaudited condensed consolidated balance sheets. Future changes to the anticipated abandonment cost estimate could change the asset retirement obligation and the amount of future abandonment funding payments.
Merged Concession Agreement
The Company is a party to the Merged Concession Agreement with the Egyptian General Petroleum Corporation (“EGPC”). In accordance with the Merged Concession Agreement, the Company was required to make a $10.0 million annual modernization payment to EGPC each year through February 1, 2026. As of December 31, 2025, all modernization payments had been fully settled either through actual cash payments or through the issuance of credit against receivables owed from EGPC.
The Company also has minimum financial work commitments of $50 million per each five-year period of the primary development term, commencing on February 1, 2020 for a total of $150 million over the 15-year license contract term. Through March 31, 2026, the Company's financial work commitments have exceeded the five-year minimum $50 million threshold and any excess carries forward to offset against subsequent five-year commitments.

Drilling Rig Commitment
The Company entered into a bareboat charter agreement (the “Bareboat Charter”) for its Phase Three drilling campaign in Gabon. Pursuant to the Bareboat Charter, the Company also entered into a service agreement with a third party for purposes of maintaining and operating the drilling rig on its behalf. The Bareboat Charter commenced in November 2025 and has a noncancelable period of 300 days plus five single well options. The Bareboat Charter stipulates fixed day rates and other variable payments.

10. DEBT
2025 RBL Facility

The Company’s reserves-based facility agreement (the “2025 Facility Agreement”) provides a senior secured reserve-based revolving credit facility (the “2025 RBL Facility”) that had an initial borrowing base of $182.0 million and initial aggregate commitments of $190.0 million (the “Initial Total Commitments”) with the ability to increase to a maximum aggregate commitments of $300.0 million, subject to the conditions and process set out in the 2025 Facility Agreement. The borrowing base amount is calculated pursuant to the 2025 Facility Agreement and redetermined on March 31 and September 30 of each year beginning June 30, 2025 and in certain circumstances, other interim triggers set out in the 2025 Facility Agreement. The Total Commitments will reduce semi-annually starting with a $13.4 million reduction on March 31, 2027, and a $30.2 million reduction for each of the subsequent semi-annual periods starting on September 30, 2027.

During the first quarter of 2026, the Company borrowed an additional $92.0 million under its 2025 RBL Facility. The borrowings accrue interest at a rate based on the Term SOFR plus the Applicable Margin of 6.5% per annum. In addition, the borrowings are due to be repaid within one month from the drawdown date with, subject to certain conditions, the option to rollover the debt upon maturity. The proceeds were primarily used to fund the Baobab FPSO Renovation (defined below). As of March 31, 2026 and December 31, 2025, the Company had $152.0 million and $60.0 million, respectively, of outstanding borrowings under the 2025 RBL Facility. During the three months ended March 31, 2026 and the year ended December 31, 2025, the weighted-average interest on the 2025 RBL Facility was 10.2% and 10.7%, respectively.

Pursuant to the Global Confirmation Deed, dated January 23, 2026 (the “January Global Confirmation Deed”), certain existing Lenders (defined below) under the 2025 RBL Facility agreed to increase their initial commitment effective January 23, 2026 from $190.0 million to $255.0 million. The increase in commitments was undertaken with the existing accordion feature included in the 2025 RBL Facility pursuant to the January Global Confirmation Deed. In addition, as result of the scheduled borrowing base redetermination on March 31, 2026, our borrowing capacity was increased to and capped at the aggregate facility commitment of $255.0 million.

As of March 31, 2026, we had $255.0 million of aggregate facility commitments and $103.0 million of available borrowing capacity under the 2025 RBL Facility.

Pursuant to the Global Confirmation Deed, dated April 28, 2026 (the “April Global Confirmation Deed”), certain existing Lenders under the 2025 RBL Facility agreed to increase their commitments effective January 23, 2026 resulting in an overall increase in commitments from $255.0 million to $300.0 million. The increase in commitments was undertaken with the existing accordion feature included in the 2025 RBL Facility pursuant to the April Global Confirmation Deed.

Each loan under the 2025 RBL Facility will bear interest at a rate equal to Term Secured Overnight Financing Rate (“SOFR”) plus the applicable margin (the “Applicable Margin”) of (i) 6.50%, from the date of the 2025 Facility Agreement until the date on which the renovation and repair of the floating production storage and offloading tanker facility named Baobab FPSO for use in connection with the development of the Baobab field (the “Baobab FPSO Renovation”) meets certain completion tests defined in the 2025 Facility Agreement and (ii) thereafter, 6.00% until the Final Maturity Date (defined below). We shall pay the accrued interest on the last day of each applicable interest period, which interest period may be, at our option, one, three or six months or such other period as agreed between us and the lenders party to the 2025 Facility Agreement (the “Lenders”).
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

The 2025 Facility Agreement contains certain financial covenants, including that, beginning on June 30, 2025 and then as of each March 31 and September 30 until the Final Maturity Date, the ratio of Total Net Indebtedness to EBITDAX (each defined in the 2025 Facility Agreement) for the trailing 12 months shall not exceed 3.0x. Additionally, following the Baobab FPSO Renovation completion date, the debt service coverage ratio for the 12 months commencing on the day immediately following each March 31 and September 30 (and any interim redetermination date) until the Final Maturity

Date shall be at least 1.2:1. The Company also provides a liquidity forecast for the Company and certain of its subsidiaries which shall demonstrate that the total corporate sources equal or exceed the total corporate uses. The liquidity forecast is delivered quarterly during the Baobab FPSO Renovation period and otherwise on each redetermination of the banking case and any proposed distribution.

The Company is required to pay a quarterly commitment fee equal to (i) 35% per annum of the Applicable Margin on the daily amount of the difference (if any) by which the borrowing base amount exceeds the then-outstanding amount of loans, plus (ii) 20% per annum of the Applicable Margin on the daily amount by which the then-total commitments exceeds the higher of the total outstanding amount of loans and the borrowing base amount. The Company is also required to pay customary technical and modelling bank fees, agency fees and security agent fees. The 2025 Facility Agreement also contains customary information covenants as well as affirmative and negative covenants subject to customary threshold and materiality which include, among others, compliance with laws (including environmental laws, sanctions and anti-corruption laws), delivery of quarterly and annual financial statements and compliance certificates, no change of business, no merger and maintenance of corporate existence, field preservations and related contracts relating to the borrowing base assets, maintenance of insurance, entry into certain derivatives contracts which are regulated by the 2025 Facility Agreement and the hedging policy, restrictions on the incurrence of liens, indebtedness, asset dispositions, acquisitions, restricted payments, entry into offtake agreements and other customary covenants. If the aggregate borrowings exceed 35% of the lower of (a) the available total commitments and (b) the applicable borrowing base amount, we are also required to enter into commodity price hedge positions covering certain volumes of anticipated future production set out in the banking case. There are other covenants that make the Company’s ability to pay dividends and to enter into certain acquisitions and disposition transactions subject to certain conditions. These covenants are subject to a number of limitations and exceptions.

Additionally, the 2025 Facility Agreement contains customary events of default, including non-payment and borrowing base deficiency, funding shortfall subject to certain liquidity cure rights, breach of financial covenants, misrepresentation, insolvency, changes in ownership or business, litigation, cross default, expropriation of any borrowing base assets, political events, cessation of production and the occurrence of a material adverse effect. The 2025 Facility Agreement also contains events of default related to the failure to complete the Baobab FPSO Renovation by the Baobab FPSO Renovation long stop date determined in the 2025 Facility Agreement and the failure to renew any field license on substantially the same terms three months before the expiration of such field license and if a change of operator occurs. The events of default contain thresholds and remedy periods customary for credit facilities of this nature. If the obligors do not comply with the financial and other covenants relating to non-payment, sanctions, anti-corruption, loans and guarantee or tax in the 2025 Facility Agreement, the Lenders may require immediate payment of all amounts outstanding under the 2025 Facility Agreement and any outstanding unfunded commitments may be terminated. In addition, if any principal amount payable is not paid upon the due date, interest shall accrue on the overdue amount from the due date up to the date of the actual payment at an additional interest rate of 2% per annum, and such interest shall be immediately payable on demand.

As of March 31, 2026 and December 31, 2025, we were in compliance with all of our debt covenants.

Fair Value Measurement

The fair value of the 2025 RBL Facility approximates its respective carrying amount as its interest rate is variable and reflective of market rates. The fair value measurement for the 2025 RBL Facility represents Level 2 inputs.

11. INCOME TAXES

Vaalco and its domestic subsidiaries file a consolidated U.S. federal income tax return. Certain foreign subsidiaries also file tax returns in their respective local jurisdictions including Canada, Egypt, Equatorial Guinea, Gabon, Côte d'Ivoire and Nigeria.

The foreign taxes payable are attributable to Gabon and Côte d'Ivoire as of March 31, 2026 and 2025.

The Company’s effective tax rate for the three months ended March 31, 2026 and 2025, excluding the impact of discrete items, was 41.87% and 62.58%, respectively. For the three months ended March 31, 2026 and 2025, the Company’s overall effective tax rate was primarily impacted by tax rates in foreign jurisdictions higher than the U.S. statutory rate and by non-deductible items associated with operations.

For the three months ended March 31, 2026, the income tax expense of $4.3 million includes a $2.9 million unfavorable oil price adjustment as a result of the change in value of the government of Gabon's allocation of Profit Oil between the time it was produced and the time it was taken in-kind. After excluding this impact, income taxes were $1.4 million for the period.

As of March 31, 2026, the Company had no material uncertain tax positions. The Company’s policy is to recognize potential interest and penalties related to unrecognized tax benefits as a component of income tax expense.

In January 2026, the Company received an assessment from the Canada Revenue Agency in connection with this examination. Following the sale of its Canadian assets, the Company elected not to file an objection or pursue other remedies. As a result, the Company reduced its Canadian net operating loss carryforwards and the related valuation allowance carried forward from December 31, 2025. This adjustment did not have a material impact on the Company’s consolidated financial position, results of operations, cash flows, or income tax expense.

12. OTHER COMPREHENSIVE INCOME (LOSS)
The functional currency of our Canadian segment is the Canadian Dollar. All of the Company’s other comprehensive income arises from the currency translation of our Canadian segment to USD.
The components of accumulated other comprehensive income are as follows:

Currency Translation Adjustments
(in thousands)
Balance at December 31, 2025	$(498)
Release of cumulative translation adjustment due to the Canada Assets Divestment	386
Amounts reclassified from accumulated other comprehensive income (loss)	112
Balance at March 31, 2026	$—
As previously discussed, the Canada Assets Divestment, which represents the divestment of substantially all of the net assets of our Canada subsidiary, was completed in February 2026. Accordingly, cumulative translation adjustment gains of $0.4 million were reclassified from accumulated other comprehensive loss into earnings and included in the loss on asset divestment in the consolidated statements of operations and comprehensive income (loss).

13. SEGMENT INFORMATION

The Company’s operations are based in Gabon, Egypt, Côte d'Ivoire, Nigeria, Equatorial Guinea, as well as, prior to the Canada Assets Divestment, producing properties in Canada. Each of the reportable operating segments are organized and managed based upon geographic location. The Company’s Chief Executive Officer, who is the chief operating decision maker (“CODM”), evaluates segment performance based on the operation of each geographic segment separately primarily based on Operating income (loss) and allocates financial and capital resources for each segment predominantly in the annual budget and forecasting process. The CODM also considers budget-to-actual variances on a quarterly basis for the performance measure when making decisions about allocating capital and personnel to the segments.

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

Segment activity of continuing operations for the three months ended March 31, 2026 and 2025, as well as long-lived assets and segment assets at March 31, 2026 and December 31, 2025 are as follows:

	Three Months Ended March 31, 2026
(in thousands)	Gabon	Egypt	Canada	Equatorial Guinea	Côte d'Ivoire	Corporate and Other	Total
Revenues:
Crude oil, natural gas and natural gas liquids sales	$21,401	$38,916	$2,282	$—	$—	$—	$62,599
Operating costs and expenses:
Production expense	10,334	14,602	2,041	262	1,140	—	28,379
Exploration expense	22,186	—	—	—	208	—	22,394
Depreciation, depletion and amortization	8,246	8,695	35	—	910	326	18,212
Loss on asset divestment	—	—	1,304	—	—	(102)	1,202
General and administrative expense	656	58	1	61	627	6,873	8,276
Credit losses and other	—	—	22	249	—	—	271
Total operating costs and expenses	41,422	23,355	3,403	572	2,885	7,097	78,734
Operating income (loss)	(20,021)	15,561	(1,121)	(572)	(2,885)	(7,097)	(16,135)
Other income (expense):
Derivative instruments loss, net	—	—	—	—	—	(70,581)	(70,581)
Interest income (expense), net	(728)	3	—	—	(720)	(254)	(1,699)
Other income (expense), net	(571)	(456)	(6)	(1)	93	(93)	(1,034)
Total other expense, net	(1,299)	(453)	(6)	(1)	(627)	(70,928)	(73,314)
Income (loss) before income taxes	(21,320)	15,108	(1,127)	(573)	(3,512)	(78,025)	(89,449)
Income tax (benefit) expense	(2,377)	8,157	—	—	(6,779)	5,314	4,315
Net income (loss)	$(18,943)	$6,951	$(1,127)	$(573)	$3,267	$(83,339)	$(93,764)
Consolidated capital expenditures	$22,515	$1,767	$128	$145	$48,766	$222	$73,543

	Three Months Ended March 31, 2025
(in thousands)	Gabon	Egypt	Canada	Equatorial Guinea	Côte d'Ivoire	Corporate and Other	Total
Revenues:
Crude oil, natural gas and natural gas liquids sales	$52,187	$33,920	$6,180	$—	$18,042	$—	$110,329
Operating costs and expenses:
Production expense	24,323	12,001	2,123	300	6,059	—	44,806
Depreciation, depletion and amortization	11,421	8,051	3,390	—	7,420	23	30,305
General and administrative expense	245	41	(8)	64	626	8,083	9,051
Credit losses (recovery) and other	(338)	—	—	311	—	—	(27)
Total operating costs and expenses	35,651	20,093	5,505	675	14,105	8,106	84,135
Operating income (loss)	16,536	13,827	675	(675)	3,937	(8,106)	26,194
Other income (expense):
Derivative instruments loss, net	—	—	—	—	—	(74)	(74)
Interest (expense) income, net	(1,036)	(244)	—	—	108	(123)	(1,295)
Other income (expense), net	(632)	4	(32)	(4)	(177)	(171)	(1,012)
Total other expense, net	(1,668)	(240)	(32)	(4)	(69)	(368)	(2,381)
Income (loss) before income taxes	14,868	13,587	643	(679)	3,868	(8,474)	23,813
Income tax expense (benefit)	8,888	5,187	—	—	(4,095)	6,103	16,083
Net income (loss)	$5,980	$8,400	$643	$(679)	$7,963	$(14,577)	$7,730
Consolidated capital expenditures	$7,106	$6,247	$1,307	$253	$36,420	$(19)	$51,314

(in thousands)	Gabon	Egypt	Canada(a)	Equatorial Guinea	Côte d'Ivoire	Corporate and Other	Total
Long-lived assets:
As of March 31, 2026	$190,985	$131,911	$—	$11,393	$303,072	$4,419	$641,780
As of December 31, 2025	$177,030	$138,839	$—	$11,248	$254,307	$4,671	$586,095
(a) At December 31, 2025, the Company classified $31.8 million of net Crude oil, natural gas and NGLs properties as “Noncurrent Assets held for sale” on the Consolidated Balance Sheet.

(in thousands)	Gabon	Egypt	Canada	Equatorial Guinea	Côte d'Ivoire	Corporate and Other	Total
Total assets:
As of March 31, 2026	$356,153	$165,612	$1,878	$13,973	$334,182	$48,864	$920,662
As of December 31, 2025	$315,787	$182,023	$35,982	$13,631	$283,768	$82,184	$913,375

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
•weather conditions;
•the uncertainty of estimates of crude oil and natural gas;
•currency exchange rates and regulations;
•unanticipated issues and liabilities arising from non-compliance with environmental regulations;

•the ultimate resolution of our abandonment funding obligations with the government of Gabon and the audit of our operations in Gabon currently being conducted by the government of Gabon;
•our limited control over the assets we do not operate;
•the ability of the FPSO in Cote d’Ivoire to return to service within the expected timeframe;
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
The information contained in this Quarterly Report and the information set forth under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”), identifies additional factors that could cause our results or performance to differ materially from those we express in forward-looking statements. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of these assumptions and therefore also the forward-looking statements based on these assumptions, could themselves prove to be inaccurate. In light of the significant uncertainties inherent in the forward-looking statements that are included in this Quarterly Report, and the 2025 Form 10-K, our inclusion of this information is not a representation by us or any other person that our objectives and plans will be achieved. When you consider our forward-looking statements, you should keep in mind these risk factors and the other cautionary statements in this Quarterly Report.
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
INTRODUCTION
Vaalco is a Houston, Texas-based, African-focused independent energy company with strong production and reserve portfolio of assets in Gabon, Egypt, Côte d'Ivoire, Equatorial Guinea, Nigeria, as well as, prior to the Canada Assets Divestment, producing properties in Canada. We are currently engaged in the acquisition, exploration, development and production of crude oil, natural gas and NGLs.

Business Environment and Outlook

The oil and gas industry is cyclical and commodity prices are inherently volatile. Oil prices reflect global supply and demand dynamics as well as the geopolitical and macroeconomic environment and uncertainties. These factors, and any changes to these factors, among others, could have a material adverse impact on our future revenues and overall profitability. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Form 10-K for further discussion of Trends and Uncertainties.

Commodity Prices – Uncertainties in the global supply chain and financial markets impact oil supply and demand and contribute to commodity price volatility. These uncertainties include the impacts of ongoing international conflicts, inflation, current and potential tariffs or other trade barriers, global trade policies, and actions taken by foreign oil and gas producing nations, including OPEC+. Changes in oil prices could result in adjustments to capital investment levels and allocation, which impact our production volumes.

Geopolitical Conflict and Other Market Forces – The Company continues to monitor geopolitical developments globally, and specifically in Europe, the Middle East, Africa, and North America, where they have the potential to impact operational continuity and market dynamics. Global markets are also experiencing volatility and uncertainty connected to the Russia-Ukraine war United States-Israel-Hamas conflict, United States-Israel-Iran war and the U.S intervention in Venezuela. Additionally, geopolitical tensions and localized disruptions persist in parts of West Africa, where we hold significant producing and development interests, require ongoing vigilance regarding political, economic, and security risks. The duration and impact of these ongoing armed conflicts, and the potential of these conflicts spreading to more regions are uncertain and could adversely affect the global economy, financial markets, our customers and in turn us.

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

Enactment of the One Big Beautiful Bill Act of 2025 – On July 4, 2025, the budget reconciliation bill known as the One Big Beautiful Bill Act of 2025 (“OBBBA”) was signed into law, which includes significant changes to federal tax law and other regulatory provisions that may impact the Company. Among other provisions, the OBBBA makes permanent key elements of the Tax Cuts and Jobs Act of 2017. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The impact of provisions effective in 2025 and through the date of this filing, are not material and the Company is still assessing the impact of provisions that are not yet effective.

As a company, we remain focused on our overall business strategy to maximize the value of our current resources and expand into new development opportunities across our strategically complementary asset base. We intend to accelerate shareholder returns and increase shareholder value by controlling operating costs and capital expenditures, maximizing reserve recoveries and making disciplined strategic accretive acquisitions that meet our strategic and financial objectives. We believe that our quality portfolio, strong management and technical expertise specific to the markets in which we operate, and our ongoing focus on maintaining a competitive cost structure and disciplined capital allocation framework, position us to achieve our business strategy and navigate a variety of commodity price environments. Over the past years, we have delivered on our focused strategy and believe we will continue to do so with the organic growth programs across our diversified portfolio over the coming years.

RECENT DEVELOPMENTS

Canada Assets Divestment

On February 4, 2026, the Company entered into an asset purchase agreement to sell all of our operating assets in Canada (the “Canada Assets Divestment”) to a third party purchaser for a purchase price of $24.4 million (C$33.4 million) to be settled in cash, subject to customary post-closing adjustments. The Canada Assets Divestment closed on February 19, 2026 with an effective date of February 1, 2026 for an adjusted purchase price of $25.5 million (C$34.9 million), subject to customary post-closing adjustments. The net cash proceeds from the divestment were primarily used to fund our capital expenditures and for working capital purposes. The Canada Assets Divestment represents the Company’s complete exit of its Canadian oil and gas operations.

Assumption of Operatorship

In February 2026, the Company became the operator with a 60% working interest in the Kossipo field on the CI-40 Block with a field development plan to be completed in the second half of 2026.

Quarterly Cash Dividends

The Company paid a quarterly cash dividend of $0.0625 per share of common stock for the first quarter of 2026 ($0.25 annualized) on March 27, 2026 to stockholders of record at the close of business on February 27, 2026. The Company also announced its next quarterly cash dividend of $0.0625 per share of common stock for the second quarter of 2026 ($0.25 annualized) to be paid on June 26, 2026 to stockholders of record at close of business on May 22, 2026. Payment of future dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including current financial condition, the tax impact of repatriating cash, operating results and current and anticipated cash needs.

Recent Operational Updates

Gabon

The Company’s Phase Three Drilling Program in Gabon commenced in the fourth quarter of 2025 with the drilling of the ET-15H development well in the 1V block of Etame in December 2025. The well was completed and placed on production in February 2026 confirming expectations from the pilot well results. Although the West Etame exploration well (ET-14) encountered 10 meters of high quality sands, the target zone was water-bearing. The lower portion of the well was plugged and abandoned but the well bore was utilized and sidetracked in the upper portion of the well to drill the ET-14H development well in the Main Fault Block of Etame. The well was completed and placed on production in April 2026.
After completing our program at the Etame platform, we expect to move the drill rig to the Ebouri and SEENT platforms where we have several wells and workovers planned to enhance production and potentially add reserves.
The BWE Consortium completed its 3D seismic campaign across the Niosi and Guduma blocks in January 2026. The seismic data processing and interpretation are currently ongoing.

Egypt

The drilling campaign in Egypt began in December 2024 and continued throughout 2025 with the final well placed on production in January 2026. All wells drilled in the Eastern Desert successfully achieved their target.

During the first quarter of 2026, operations focused on interventions, workovers, and production optimization activities. A workover campaign to reactivate shut-in wells contributed to incremental production, while improved uptime supported increased average daily production rates.

Côte d'Ivoire

The Baobab FPSO completed its planned dry dock refurbishment in February 2026 and arrived back in Côte d'Ivoire in early April 2026. Reconnection activities are now underway and field production is expected to restart during the second quarter of 2026. A rig has been secured for the planned development drilling program which is expected to begin at the end of the third quarter of 2026. The drilling campaign is expected to bring meaningful additions to production from the main Baobab field in block CI-40.

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

Canada

As discussed above, in February 2026, the Company completely exited its Canadian oil and gas operations. Please see above under “Canada Assets Divestment,” for further discussion on the sale of the Canada operating assets.

CAPITAL RESOURCES AND LIQUIDITY
Cash Flows
Our cash flows for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31,
	2026	2025	Change in 2026 over 2025
	(in thousands)
Net cash provided by (used in) operating activities before changes in operating assets and liabilities	$2,636	$40,952	$(38,316)
Net change in operating assets and liabilities	(41,862)	(8,246)	(33,616)
Net cash provided by (used in) operating activities	(39,226)	32,706	$(71,932)

Net cash used in investing activities	(52,600)	(58,774)	6,174

Net cash provided by (used in) financing activities	80,977	(14,786)	95,763
Effects of exchange rate changes on cash	(32)	27	(59)
Net change in cash, cash equivalents and restricted cash	$(10,881)	$(40,827)	$29,946
The $71.9 million decrease in net cash provided by operating activities during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily due to lower crude oil, natural gas and natural gas liquids sales ($47.7 million) and an increase in net cash used in working capital and other assets and liabilities ($33.6 million).

Net cash used in investing activities during the three months ended March 31, 2026 was primarily attributable to $78.1 million for costs associated with the Baobab FPSO refurbishment work and the development drilling programs in Gabon, as well as maintenance, project costs and long lead items for Gabon and Côte d’Ivoire, offset by cash proceeds of $25.5 million from the Canada Assets Divestment. For the three months ended March 31, 2025, cash used in investing activities was due to capital spending costs associated with the development drilling programs in Egypt, as well as maintenance, project costs and long lead items for Gabon and Côte d'Ivoire.

Net cash provided by financing activities during the three months ended March 31, 2026 primarily consists of $92.0 million in proceeds from borrowings under the 2025 RBL Facility, offset by cash used of $6.7 million for dividend distributions, $1.2 million of payments for deferred financing costs and $3.2 million of principal payments on our finance leases. For the three months ended March 31, 2025, cash used in financing activities primarily included $6.6 million for dividend distributions, $5.1 million of payments for deferred financing costs and $2.9 million of principal payments on our finance leases.
Capital Expenditures
For the three months ended March 31, 2026, we had accrual basis capital expenditures of $73.5 million compared to $51.3 million accrual basis capital expenditures for the same period in 2025. For the three months ended March 31, 2026, our cash spending primarily related to the new wells drilled as part of the Phase Three drilling campaign in Gabon as well as expenditures associated with the refurbishment and reconnection activities of the FPSO in Côte d’Ivoire. During the same period in 2025, our cash spending primarily related to the new wells drilled as part of the drilling campaign in Egypt as well as expenditures associated with the preparation of the FPSO refurbishment in Côte d’Ivoire.
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
Due to the inherent volatility in crude oil prices, we use commodity derivative instruments such as swaps, costless collars and put options to hedge price risk associated with a portion of our anticipated crude oil and gas production. These instruments allow us to reduce, but not eliminate, the potential effects of variability in cash flow from operations due to fluctuations in commodity prices. The instruments provide only partial protection against declines in crude oil and gas prices and may limit our potential gains from future increases in prices. None of these instruments are used for trading purposes. We do not speculate on commodity prices, but rather attempt to hedge physical production by individual hydrocarbon product in order to protect returns. We have entered into derivative contracts primarily with counterparties that are also lenders under the 2025 RBL Facility. We have not designated any of our derivative contracts as fair value or cash flow hedges. The changes in fair value of the contracts are included in the unaudited condensed consolidated statements of operations and other comprehensive income. We record such derivative instruments as assets or liabilities in the unaudited condensed consolidated balance sheets. Our 2025 RBL Facility requires us to enter into commodity price hedge positions establishing certain minimum fixed prices for anticipated future production. See Part I, Item 1, Note 7. Derivatives to the unaudited condensed consolidated financial statements for further discussion.
Capital Resources, Liquidity and Cash Requirements
Our primary sources of liquidity have been cash flows from operations, cash on hand and available borrowing capacity under the 2025 RBL Facility, and our primary use of cash has been to fund capital expenditures for development activities. At March 31, 2026, we had unrestricted cash of $48.0 million. We continually monitor the availability of capital resources, including equity and debt financings that could be utilized to meet our future financial obligations, planned capital expenditure activities and liquidity requirements including those to fund opportunistic acquisitions. Our future success in growing proved reserves, production and balancing the long-term development of our assets with a focus on generating attractive corporate-level returns will be highly dependent on the capital resources available to us.
Based on current expectations, we believe we have sufficient liquidity through our existing cash balances, cash flow from operations and our 2025 RBL Facility to support our current cash requirements during the next 12 months and beyond, including the FPSO refurbishment and reconnection, drilling programs, dividend payments, Merged Concession Agreement, abandonment funding, as well as transaction expenses and capital and operational costs associated with our business segments' operations. However, our ability to generate sufficient cash flow from operations or fund any potential future acquisitions, consortiums, joint ventures or pay dividends for other similar transactions depends on operating and economic conditions, some of which are beyond our control. If additional capital is needed, we may not be able to obtain debt or equity financing on terms favorable to us, or at all. We are continuing to evaluate all uses of cash, including opportunistic acquisitions, and whether to pursue growth opportunities and whether such growth opportunities, additional sources of liquidity, including equity and/or debt financings, are appropriate to fund any such growth opportunities.

Merged Concession Agreement

For information on the Merged Concession Agreement, see Part I, Item 1, Note 9. Commitments and Contingencies to the unaudited condensed consolidated financial statements.
2025 Facility Agreement and Available Credit
For information on our 2025 Facility Agreement and available credit, see Part I, Item 1, Note 10. Debt, to the unaudited condensed consolidated financial statements.
Cash Requirements
Our material cash requirements generally consist of the FPSO refurbishment and reconnection, finance and operating leases, capital projects, dividend payments, Merged Concession Agreement and abandonment funding, each of which is discussed in further detail below.
Abandonment Funding - Under the terms of the Etame PSC, we have a cash funding arrangement for the eventual abandonment of all offshore wells, platforms and facilities on the Etame Marin block. As a result of the extension of the Etame PSC, annual funding payments are spread over the periods from 2018 through 2028, under the applicable abandonment study. The amounts paid will be reimbursed through the Cost Account and are non-refundable. At March 31, 2026, the balance of the abandonment fund was $10.7 million ($6.3 million, net to Vaalco) on an undiscounted basis. The annual payments will be adjusted based on revisions in the abandonment estimate. This cash funding is reflected under “Other noncurrent assets” in the “Abandonment funding” line item of the unaudited condensed consolidated balance sheets. Future changes to the anticipated abandonment cost estimate could change the asset retirement obligation and the amount of future abandonment funding payments.
Capital Projects - In December 2025, the Company commenced its Phase Three drilling campaign in Gabon. The BWE Consortium completed its 3D seismic campaign across the Niosi and Guduma blocks in January 2026. A rig has also been secured for the planned development drilling program in Côte d’Ivoire which is expected to begin during the third quarter of 2026.
Leases - We are a party to several operating and financing lease arrangements, including operating leases for the corporate office, a drilling rig, rental of marine vessels and a helicopter, warehouse and storage facilities, equipment and financing lease agreements for the FSO, generators and turbines used in the operations of the Etame Marin block and for equipment, offices and vehicles used in the operations in Canada and Egypt. The annual costs of these leases are significant to us.
Merged Concession Agreement - Under the Merged Concession Agreement, a total of $65.0 million of modernization payments were to be made to EGPC over a period of six years from February 1, 2020 (the “Merged Concession Effective Date”) for a total of $150 million over the 15-year license contract term. As of December 31, 2025, all modernization payments had been fully settled either through actual cash payments or through the issuance of credit against receivables owed from EGPC. We also have minimum financial work commitments of $50.0 million per each five-year period of the primary development term, commencing on the Merged Concession Effective Date. As of December 31, 2025, all modernization payments had been fully settled either through actual cash payments or through the issuance of credit against receivables owed from EGPC. Through March 31, 2026, our financial work commitments have exceeded the five-year minimum $50 million threshold and any excess carries forward to offset against subsequent five-year commitments.
FPSO Refurbishment and Reconnection – The Baobab FPSO completed its planned dry dock refurbishment in February 2026 and arrived back in Côte d’Ivoire in early April 2026. Reconnection activities are now underway and field production is expected to restart during the second quarter of 2026.
Drilling Rig Commitment - The Company entered into the Bareboat Charter for its Phase Three drilling campaign in Gabon. Pursuant to the Bareboat Charter, the Company also entered into a service agreement with a third party for purposes of maintaining and operating the drilling rig on its behalf. The Bareboat Charter and the service agreement commenced in November 2025 and has a noncancelable period of 300 days plus five single well options. The Bareboat Charter and the service agreement stipulate fixed day rates and other variable payments.
BWE Consortium - We are a member of the BWE Consortium that was awarded the licenses for the Niosi Marin and the Guduma Marin exploration blocks in Gabon. These licenses are covered by PSCs entered into with the Gabonese Government. These PSCs will have two exploration periods totaling eight years which may be extended by an additional two more years. During the first exploration period, the joint owners intend to reprocess existing seismic and carry out a 3-

D seismic campaign on these two blocks and have also committed to drilling exploration wells on both blocks. Under the terms of the BWE Consortium PSC, the Company holds a 37.5% non-operating working interest in these licenses.
Dividend Policy - Our Board of Directors adopted a quarterly cash dividend policy of an expected $0.0625 per common share per quarter, which commenced in the first quarter of 2023. Payment of future dividends, if any, will be at the discretion of the Board of Directors after taking into account various factors, including current financial condition, the tax impact of repatriating cash, operating results and current and anticipated cash needs.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to our critical accounting policies and estimates subsequent to December 31, 2025. For a discussion of the Company's critical accounting policies for the fiscal year ended December 31, 2025, please see our 2025 Form 10-K.
NEW ACCOUNTING STANDARDS
See Part I, Item 1, Note 2. New Accounting Standards to the unaudited condensed consolidated financial statements.
RESULTS OF OPERATIONS

Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

Net loss for the three months ended March 31, 2026 was $93.8 million compared to a net income of $7.7 million during the same period of 2025. See discussion below for changes in revenues and expenses.

Crude oil, natural gas and NGLs revenues decreased $47.7 million, or approximately 43%, to $62.6 million during the three months ended March 31, 2026 from $110.3 million during the same period in 2025. The revenue decrease is primarily due to lower revenues in Gabon, Côte d’Ivoire and Canada.

	Three Months Ended March 31,		Increase/(Decrease)
	2026	2025
	(in thousands)
Net crude oil, natural gas, and NGLs sales volume (MBoe)	1,094	1,717	(623)
Average crude oil, natural gas and NGLs sales price (per Boe)	$57.21	$64.27	$(7.06)
Average Dated Brent spot price* ($/Bbl)	$80.72	$75.87	$4.85

Net crude oil, natural gas, and NGLs revenue	$62,599	$110,329	$(47,730)
Operating costs and expenses:
Production expense	28,379	44,806	(16,427)
Exploration expense	22,394	—	22,394
Depreciation, depletion and amortization	18,212	30,305	(12,093)
Loss on asset divestment	1,202	—	1,202
General and administrative expense	8,276	9,051	(775)
Credit losses and other	271	(27)	298
Total operating costs and expenses	78,734	84,135	(5,401)
Operating income (loss)	(16,135)	26,194	(42,329)
Other expense, net	(73,314)	(2,381)	(70,933)
Income (loss) before income taxes	(89,449)	23,813	(113,262)
Income tax expense	4,315	16,083	(11,768)
Net income (loss)	$(93,764)	$7,730	$(101,494)

*Average of daily Dated Brent spot prices posted on the U.S. Energy Information Administration website.

Crude oil, natural gas and NGL revenues:

Gabon

Crude oil sales in Gabon are a function of the number and size of crude oil liftings in each year and thus crude oil sales do not always coincide with volumes produced in any given year. The Company’s Gabon segment contributed $21.4 million of revenue to the Company’s total revenue during the three months ended March 31, 2026, a decrease of $30.8 million from the $52.2 million of revenue reported during the three months ended March 31, 2025. The decrease in revenues is primarily due to the lower average realized sales price received in Gabon of $66.32 per Bbl for the three months ended March 31, 2026 compared to $79.25 per Bbl average realized sales price received during the same period in 2025. Additionally, sales volumes in Gabon decreased to 323 MBbls for the three months ended March 31, 2026 from the 658 MBbls reported during the same period of 2025. Gabon's share of crude oil inventory, excluding royalty barrels, was approximately 333 MBbls and 276 MBbls at March 31, 2026 and 2025, respectively.

Egypt

Crude oil sales in Egypt are either sold to a third party via a cargo lifting or sold directly to the government, through EGPC. During the three months ended March 31, 2026, the oil sold in Egypt was through direct sales to EGPC. The Company’s Egypt segment contributed $38.9 million of revenue to the Company’s total revenue for the three months ended March 31, 2026, which is $5.0 million higher than the $33.9 million of revenue reported during the three months ended March 31, 2025. The increase in revenues was primarily due to the increase in average realized sales price from $52.85 per Bbl during the three months ended March 31, 2025 to $56.57 per Bbl during the same period in 2026. Sales volumes in Egypt slightly increased to 688 MBbls during the three months ended March 31, 2026 from 642 MBbls sold during the same period in 2025.

Côte d'Ivoire

Crude oil sales in Côte d’Ivoire are sold through a marketing contract with an international oil trading company which offers the cargo shipments to buyers, mainly refineries, around the world. As previously noted, the FPSO ceased production in January 2025 to undergo a planned refurbishment which was completed in February 2026. The FPSO arrived back in Côte d’Ivoire in early April 2026. Reconnection activities are now underway and field production is expected to restart during the second quarter of 2026. A rig has been secured for the planned development drilling program which is expected to begin at the end of the third quarter of 2026. The drilling campaign is expected to bring meaningful additions to production from the main Baobab field in CI-40. As such, there were no revenues from the Côte d’Ivoire segment for the three months ended March 31, 2026. The Côte d’Ivoire segment reported revenues of $18.0 million during the three months ended March 31, 2025 with total sales volumes of 238 MBbls and an average realized sales price received of $75.87 per Bbl.

Canada

Prior to the Canada Assets Divestment, crude oil sales in Canada were normally sold through pipelines to a third party. The Company’s Canadian segment contributed $2.3 million of revenue to the Company’s total revenue for the three months ended March 31, 2026, or a decrease of $3.9 million, compared to $6.2 million of revenue reported during the three months ended March 31, 2025. The decrease in revenues was primarily due to the Canada Assets Divestment. We received a lower average realized sales price of $27.34 per Boe during the three months ended March 31, 2026 compared to $34.61 per Boe received during the same period in 2025. Sales volumes in Canada also decreased during the three months ended March 31, 2026 to 83 MBoe in comparison to 179 MBoe in the same period in 2025.

Production expenses decreased $16.4 million for the three months ended March 31, 2026 to $28.4 million from $44.8 million for the same period in the prior year. The decrease in production expenses was primarily driven by lower expenses in Gabon mainly due to the change in oil inventory adjustments. Production expenses associated with unsold crude oil inventory are capitalized and included in inventory, which are then subsequently expensed when oil inventory is sold. In addition, we had higher costs during the three months ended March 31, 2025 related to government audit settlements. We also had significantly lower production expense in Cote d’Ivoire as there were no production operations during the current period. On a per barrel basis, production expense, excluding workover expense and stock compensation expense, for the three months ended March 31, 2026 slightly decreased to $25.89 per barrel from $26.05 per barrel for the three months ended March 31, 2025.

Exploration expense for the three months ended March 31, 2026 of $22.4 million was comprised of the cost of additional seismic data to be used in Niosi and Guduma blocks, and the costs of a well in Gabon that was determined to be unsuccessful. There were no exploration costs incurred during the same period in 2025.

Depreciation, depletion and amortization costs decreased $12.1 million, or approximately 40%, for the three months ended March 31, 2026 to $18.2 million from $30.3 million during the same period in 2025. The decrease in depreciation, depletion and amortization expense is due primarily to lower depletable costs in Gabon and to no production in Cote d’Ivoire during the current quarter.

Loss on asset divestment for the three months ended March 31, 2026 of $1.2 million was due to the Canada Assets Divestment which was completed in February 2026.

General and administrative expenses slightly decreased by $0.8 million, or 9%, for the three months ended March 31, 2026 to $8.3 million from $9.1 million during the same period in 2025. The decrease in general and administrative expenses is primarily due to a decrease in compensation expenses.

Credit losses and other increased by approximately $0.3 million during the three months ended March 31, 2026 compared to the same period in 2025. The increase in credit losses and other for the three months ended March 31, 2026, is primarily attributable to allowance charges related to receivables from joint venture partners.

Derivative instruments loss, net is attributable to our swaps and collars as discussed in Part I, Item 1, Note 7. Derivatives to the unaudited condensed consolidated financial statements. We recorded a $70.6 million net loss on derivative instruments for the three months ended March 31, 2026, which included an unrealized loss of $55.9 million related to the change in fair value of our commodity derivative contracts primarily driven by an increase in the futures curve for forecasted commodity prices and a realized loss of $14.6 million on matured commodity derivative contracts. We recognized a net loss on derivative instruments of $0.1 million during the same period in 2025. The increase in derivative losses was primarily due to a higher volume of outstanding derivative contracts entered into for the three months ended March 31, 2026 compared to the same period in 2025. Our derivative instruments currently cover a portion of our crude oil production through June 2027.

Interest expense, net was $1.7 million for the three months ended March 31, 2026 compared to an expense of $1.3 million during the same period in 2025. The increase in net interest expense for the three months ended March 31, 2026 primarily resulted from an increase in our amortization of debt issue costs, commitment fees incurred and interest incurred on our borrowings under the 2025 RBL Facility, partially offset by interest income.

Other income (expense), net was an expense of $1.0 million for the three months ended March 31, 2026 and 2025. Other income (expense), net, normally consists of foreign currency gains and losses.

Income tax expense for the three months ended March 31, 2026 was an expense of $4.3 million which includes a $2.9 million unfavorable oil price adjustment as a result of the change in value of the government of Gabon's allocation of Profit Oil between the time it was produced and the time it was taken in-kind. After excluding this impact, income taxes were $1.4 million for the period. Income tax expense for the three months ended March 31, 2025 was $16.1 million, which includes a $0.7 million unfavorable oil price adjustment as a result of the change in value of the government of Gabon's allocation of Profit Oil between the time it was produced and the time it was taken in-kind. After excluding this impact, current income taxes were $15.4 million for the period.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
MARKET RISK
We are exposed to market risk, including the effects of adverse changes in commodity prices, foreign exchange rates and interest rates as described below.
FOREIGN EXCHANGE RISK
Our results of operations and financial condition are affected by currency exchange rates. While crude oil sales are denominated in U.S. dollars, portions of our costs in Gabon are denominated in the local currency Central African, the CFA Franc, (the “CFA”, or “XAF”), and our VAT receivable as well as certain liabilities in Gabon are also denominated in XAF. A weakening U.S. dollar will have the effect of increasing costs while a strengthening U.S. dollar will have the effect of reducing costs. For our VAT receivable in Gabon, a strengthening U.S. dollar will have the effect of decreasing the value of this receivable resulting in foreign exchange losses, and vice versa. The Gabon local currency is tied to the Euro. The exchange rate between the Euro and the U.S. dollar has historically fluctuated in response to international political conditions, general economic conditions and other factors beyond our control. As of March 31, 2026, we had net monetary liabilities of $42.9 million (XAF $24.3 billion) denominated in XAF. At March 31, 2026, we estimate that a 10% weakening of the CFA relative to the U.S. dollar would have a $3.9 million reduction in the value of these net liabilities. For the three months ended March 31, 2026, we had expenditures of approximately $11.0 million net to Vaalco, denominated in XAF.
Related to our Canadian operations, our currency exchange risk relates primarily to certain cash and cash equivalents, accounts receivable, lease obligations and accounts payable and accrued liabilities denominated in Canadian dollars. At March 31, 2026, we estimate that a 10% decrease in the value of the Canadian dollar against the U.S. dollar would decrease the value of the net monetary assets for the three months ended March 31, 2026 by approximately $0.1 million. Conversely, a 10% increase in the value of the Canadian dollar against the U.S. dollar would increase the value of the net assets for the three months ended March 31, 2026 by approximately $0.1 million.
We are also exposed to foreign currency exchange risk on cash balances denominated in Egyptian pounds. Some collections of accounts receivable from the Egyptian Government are received in Egyptian pounds, and while we are generally able to use the Egyptian pounds received on accounts payable denominated in Egyptian pounds, there remains foreign currency exchange risk exposure on Egyptian pound cash balances. At March 31, 2026, we estimate that a 10% increase in the value of the Egyptian pound against the U.S. dollar would increase the U.S dollar value of net liabilities for the three months ended March 31, 2026 by $3.6 million. Conversely, a 10% decrease in the value of the Egyptian pound against the U.S. dollar would decrease the U.S dollar value of net liabilities for the three months ended March 31, 2026 by $3.0 million.
In Côte d'Ivoire, our currency exchange risk also relates primarily to certain cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities denominated in Swedish Krona. We estimate that a 10% increase in the value of the Swedish Krona against the U.S. dollar would increase the value of the U.S. dollar value of net liabilities for the three months ended March 31, 2026 by approximately $1.1 million. Conversely, a 10% decrease in the value of the Swedish Krona against the U.S. dollar would decrease the U.S. dollar value of net liabilities for the three months ended March 31, 2026 by approximately $0.9 million.
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
At March 31, 2026, the Company had open commodity derivative contracts covering our anticipated future production as follows:

Settlement Period	Index	Total volumes (Bbls)	Weighted average floor price ($/Bbl)	Weighted average ceiling price ($/Bbl)
Crude oil:
2026
Collars	ICE Brent*
April 2026 to June 2026		211,000	$—	$122.00
	Dated Brent
April 2026 to June 2026		698,000	$63.01	$69.01
July 2026 to September 2026		777,000	$63.85	$68.73
October 2026 to December 2026		692,000	$64.96	$68.33
2027
January 2027 to March 2027		673,000	$64.68	$72.63
April 2027 to June 2027		564,000	$70.99	$84.35

Oil and gas properties are assessed for impairment annually as well as whenever events or changes in circumstances indicate that a property’s carrying amount may not be recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company would estimate the fair value of its properties and record an impairment charge for any excess of the carrying amount of the properties over the estimated fair value of the properties. Factors used to estimate fair value may include estimates of proved and probable reserves, estimated future commodity prices, future production estimates, and anticipated capital and operating expenditures, using a commensurate discount rate. Unfavorable changes in any of these assumptions could result in a reduction in undiscounted future cash flows and could indicate property impairment. Uncertainties related to the primary assumptions could affect the timing of an impairment. In most cases, the assumption that generates the most variability in undiscounted future net cash flows is future oil and gas prices. We observed volatility in commodity prices during the three months ended March 31, 2026, however, no triggering events were identified and therefore no impairment was recorded at March 31, 2026.

If crude oil sales were to remain constant at the most recent annual sales volumes, a $5 per Bbl decrease in crude oil price would decrease our revenues and operating income or increase our operating loss for the three months ended March 31, 2026 as follows:

	2026 Sales Volumes (Mboe)	Decrease in Revenues (In Millions)	Decrease in Operating Income (Increase in Operating Loss) (In Millions)
Gabon	323	$1.6	$1.4
Egypt	688	$3.4	$2.0
Côte d'Ivoire	—	$—	$—
Canada	83	$0.4	$0.3
Consolidated	1,094
With respect to our crude oil sales in Gabon, Egypt and Côte d'Ivoire, the prices received are based on Dated Brent prices plus or minus a differential. With respect to our crude oil and NGLs sales in Canada, prior to the Canadian Assets Divestment, the prices received are/were based on NYMEX WTI (West Texas Intermediate) prices plus or minus a differential. Natural gas sales are/were based on the Canadian index price whose price is based, in part, on the NYMEX Henry Hub Natural Gas futures contracts. Egypt production is based on Dated Brent prices, less a quality differential and is shared with the Egyptian government. When the price of oil increases, it takes fewer barrels to recover costs (cost oil or cost recovery barrels) which are assigned 100% to the Company.
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
INTEREST RATE RISK

As of March 31, 2026, our primary exposure to interest rate risk resulted from our $152.0 million of outstanding borrowings under our 2025 RBL Facility. The borrowing accrues interest at a rate of 10.2% per annum which is based on the Term SOFR plus the applicable margin of 6.5% per annum. We currently do not hedge our interest rate exposure. We estimate that a 10% increase in the applicable average interest rates during the time from the date the debt was drawn through March 31, 2026 would have resulted in an increase in interest expense of $0.2 million. Additionally, changes in market interest rates could impact interest costs associated with any future indebtedness.
ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer (“CEO”) and principal financial officer (“CFO”), to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Our management, including our CEO and CFO, have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on their evaluation as of March 31, 2026, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

For a discussion of our potential risks and uncertainties, see the information in Item 1A. “Risk Factors” in our 2025 Form 10-K. There have been no material changes in our risk factors from those described in our 2025 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sale of Equity Securities
There were no sales of unregistered securities during the three months ended March 31, 2026 that were not previously reported on a Current Report on Form 8-K.
ITEM 5. OTHER INFORMATION

10b5-1 Trading Arrangements
During the three months ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

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

10.1*
Asset Purchase Agreement, by and among VAALCO Energy Canada, Inc., Petrus Resources Corp., and, solely for the purposes of Section 9.7 therein, Petrus Resources LTD., dated February 4, 2026 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 10, 2026, and incorporated herein by reference).

10.2(a)
Global Confirmation Deed, dated January 23, 2026, by and among, Vaalco Energy, Inc.,as the Parent, the entities listed therein, as the Borrowers, Guarantors and/or Security Grantor, The Standard Bank of South Africa Limited (acting through its Corporate and Investment Banking Division), as the Agent, The Standard Bank of South Africa Limited (acting through its Corporate and Investment Banking Division), as the Onshore (Gabon) Security Agent, The Standard Bank of South Africa Limited (acting through its Corporate and Investment Banking Division), as the Offshore Security Agent and HSBC Bank Egypt S.A.E., as the Onshore (Egypt) Security Agent.

10.3(a)
Global Confirmation Deed, dated April 28, 2026, by and among, Vaalco Energy, Inc.,as the Parent, the entities listed therein, as the Borrowers, Guarantors and/or Security Grantor, The Standard Bank of South Africa Limited (acting through its Corporate and Investment Banking Division), as the Agent, The Standard Bank of South Africa Limited (acting through its Corporate and Investment Banking Division), as the Onshore (Gabon) Security Agent, The Standard Bank of South Africa Limited (acting through its Corporate and Investment Banking Division), as the Offshore Security Agent and HSBC Bank Egypt S.A.E., as the Onshore (Egypt) Security Agent.

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
Ronald Bain Chief Financial Officer (Duly authorized officer and Principal Financial Officer)
Dated: May 11, 2026