Form 10-Q
period 2026-09-30
VAALCO ENERGY INC /DE/
filed 2026-11-09
CIK 894627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐   No  ☒
As of November 3, 2026, there were outstanding 105,191,778 shares of common stock, $0.10 par value per share, of the registrant.

VAALCO ENERGY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
VAALCO ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share amounts)	As of September 30, 2026	As of December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$51,310	$58,900
Restricted cash	122	136
Receivables:
Trade, net of allowance for credit losses of $0.2 million and $— million	27,235	39,924
Accounts with joint venture owners, net of allowance for credit losses of $3.4 million and $2.7 million, respectively	4,630	5,420
Other, net of allowance for credit losses of $0.4 million and $— million, respectively	1,657	2,277
Crude oil inventory	8,342	1,774
Prepayments and other	23,572	24,370
Current assets held for sale	—	179
Total current assets	116,868	132,980
Crude oil, natural gas and NGLs properties and equipment, net	751,751	586,095
Other noncurrent assets:
Restricted cash	1,659	1,659
Value added tax and other receivables	8,950	7,149
Right-of-use operating lease assets	20,105	16,596
Right-of-use finance lease assets	59,995	68,615
Deferred tax assets	69,254	54,825
Abandonment funding	6,268	6,268
Other long-term assets	8,140	7,362
Noncurrent assets held for sale	—	31,826
Total assets	$1,042,990	$913,375
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$42,192	$44,661
Accounts with joint venture owners	2,649	3,193
Accrued liabilities and other	171,697	106,444
Operating lease liabilities - current portion	6,721	5,744
Finance lease liabilities - current portion	12,441	12,119
Foreign income taxes payable	23,768	19,656
Current liabilities held for sale	—	183
Total current liabilities	259,468	192,000
Asset retirement obligations	84,422	78,406
Operating lease liabilities - net of current portion	12,922	11,183
Finance lease liabilities - net of current portion	47,794	57,256
Deferred tax liabilities	63,341	63,630
Long-term debt	239,000	60,000
Other long-term liabilities	640	—
Noncurrent liabilities held for sale	—	7,403
Total liabilities	707,587	469,878
Commitments and Contingencies (Note 9)
Shareholders’ equity:
Preferred stock, $25 par value; 500,000 shares authorized, none issued	—	—
Common stock, $0.10 par value; 160,000,000 shares authorized, 124,320,737 and 123,017,656 shares issued, and 105,191,778 and 104,258,253 shares outstanding, respectively	12,432	12,302
Additional paid-in capital	373,074	368,536
Accumulated other comprehensive loss	—	(498)
Less treasury stock, 19,128,959 and 18,759,403 shares, respectively, at cost	(80,718)	(78,733)
Retained earnings	30,615	141,890
Total shareholders’ equity	335,403	443,497
Total liabilities and shareholders’ equity	$1,042,990	$913,375
See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, except per share amounts)
Revenues:
Crude oil, natural gas and natural gas liquids sales	$146,975	$61,007	$344,740	$268,230
Operating costs and expenses:
Production expense	44,978	29,872	118,827	115,070
Exploration expense	4,814	353	27,273	2,873
Depreciation, depletion and amortization	43,354	20,555	95,838	79,133
Loss on sale of assets	41	—	1,243	—
General and administrative expense	9,048	8,845	28,518	26,393
Credit losses and other	468	484	1,312	485
Total operating costs and expenses	102,703	60,109	273,011	223,954
Operating income	44,272	898	71,729	44,276
Other income (expense):
Commodity derivative loss, net	(56,998)	(1,093)	(108,859)	(767)
Interest expense, net	(5,581)	(2,333)	(10,030)	(6,199)
Other income (expense), net	(1,218)	33	(2,577)	(628)
Total other expense, net	(63,797)	(3,393)	(121,466)	(7,594)
Income (loss) before income taxes	(19,525)	(2,495)	(49,737)	36,682
Income tax expense (benefit)	20,311	(3,596)	41,418	19,470
Net income (loss)	$(39,836)	$1,101	$(91,155)	$17,212
Other comprehensive income (loss)
Currency translation adjustments	—	(1,799)	112	3,077
Comprehensive income (loss)	$(39,836)	$(698)	$(91,043)	$20,289

Basic net income (loss) per share:
Net income (loss) per share	$(0.38)	$0.01	$(0.88)	$0.16
Basic weighted average shares outstanding	105,192	104,258	104,660	103,986
Diluted net income (loss) per share:
Net income (loss) per share	$(0.38)	$0.01	$(0.88)	$0.16
Diluted weighted average shares outstanding	105,192	104,283	104,660	104,010
See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Common Shares Issued	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total
	(in thousands)
Balance at January 1, 2026	123,018	(18,759)	$12,302	$368,536	$(498)	$(78,733)	$141,890	$443,497
Stock-based compensation expense	—	—	—	1,360	—	—	—	1,360
Dividend distributions ($0.0625 per share)	—	—	—	—	—	—	(6,687)	(6,687)
Other comprehensive income	—	—	—	—	498	—	—	498
Net loss	—	—	—	—	—	—	(93,764)	(93,764)
Balance at March 31, 2026	123,018	(18,759)	$12,302	$369,896	$—	$(78,733)	$41,439	$344,904
Shares issued - stock-based compensation	1,303	—	130	(130)	—	—	—	—
Stock-based compensation expense	—	—	—	1,661	—	—	—	1,661
Treasury stock	—	(370)	—	—	—	(1,985)	—	(1,985)
Dividend distributions ($0.0625 per share)	—	—	—	—	—	—	(6,690)	(6,690)
Net income	—	—	—	—	—	—	42,445	42,445
Balance at June 30, 2026	124,321	(19,129)	$12,432	$371,427	$—	$(80,718)	$77,194	$380,335
Stock-based compensation expense	—	—	—	1,647	—	—	—	1,647
Dividend distributions ($0.0625 per share)	—	—	—	—	—	—	(6,743)	(6,743)
Net loss	—	—	—	—	—	—	(39,836)	(39,836)
Balance at September 30, 2026	124,321	(19,129)	$12,432	$373,074	$—	$(80,718)	$30,615	$335,403

See notes to unaudited condensed consolidated financial statements.

	Common Shares Issued	Treasury Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total
	(in thousands)
Balance at January 1, 2025	122,304	(18,561)	$12,230	$362,578	$(4,962)	$(78,024)	$209,761	$501,583
Shares issued - stock-based compensation	116	—	12	(12)	—	—	—	—
Stock-based compensation expense	—	—	—	1,389	—	—	—	1,389
Treasury stock	—	(40)	—	—	—	(155)	—	(155)
Dividend distributions ($0.0625 per share)	—	—	—	—	—	—	(6,570)	(6,570)
Other comprehensive income	—	—	—	—	117	—	—	117
Net income	—	—	—	—	—	—	7,730	7,730
Balance at March 31, 2025	122,420	(18,601)	$12,242	$363,955	$(4,845)	$(78,179)	$210,921	$504,094
Shares issued - stock-based compensation	598	—	60	(60)	—	—	—	—
Stock-based compensation expense	—	—	—	1,437	—	—	—	1,437
Treasury stock	—	(158)	—	—	—	(554)	—	(554)
Dividend distributions ($0.0625 per share)	—	—	—	—	—	—	(6,557)	(6,557)
Other comprehensive income	—	—	—	—	4,759	—	—	4,759
Net income	—	—	—	—	—	—	8,380	8,380
Balance at June 30, 2025	123,018	(18,759)	$12,302	$365,332	$(86)	$(78,733)	$212,744	$511,559
Stock-based compensation expense	—	—	—	1,691	—	—	—	1,691
Dividend distributions ($0.0625 per share)	—	—	—	—	—	—	(6,679)	(6,679)
Other comprehensive loss	—	—	—	—	(1,799)	—	—	(1,799)
Net income	—	—	—	—	—	—	1,101	1,101
Balance at September 30, 2025	123,018	(18,759)	$12,302	$367,023	$(1,885)	$(78,733)	$207,166	$505,873
See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(91,155)	$17,212
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	95,838	79,133
Loss on Canada Assets Divestment	1,243	—
Amortization of deferred financing costs	1,312	809
Deferred tax benefit	(14,718)	(19,569)
Unrealized foreign exchange loss (gain)	746	(347)
Unsuccessful exploration well costs	18,017	—
Stock-based compensation expense	4,664	4,683
Commodity derivative instruments loss, net	108,782	767
Cash settlements paid on matured derivative contracts, net	(45,446)	(141)
Credit losses and other	1,312	485
Equipment and other expensed in operations	6,269	3,937
Change in operating assets and liabilities:
Trade receivables, net	10,775	(23,772)
Accounts with joint venture owners, net	3,069	(4,292)
Other receivables	73	32,159
Crude oil inventory	(6,568)	483
Premiums paid on commodity derivative contracts	(1,354)	—
Prepayments and other	(2,444)	(7,258)
Value added tax and other receivables	451	5,643
Accounts payable	(8,177)	7,120
Foreign income taxes payable	4,252	(18,328)
Accrued liabilities and other	2,862	(11,230)
Net cash provided by operating activities	89,803	67,494
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures, including exploration expense	(268,524)	(152,728)
Proceeds from the Canada Assets Divestment	25,474	—
Acquisition of oil and gas properties	—	(3,034)
Net cash used in investing activities	(243,050)	(155,762)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	179,000	60,000
Dividend distribution	(20,056)	(19,807)
Payments for treasury shares	(1,985)	(709)
Deferred financing costs paid	(2,182)	(7,100)
Payments of finance leases	(9,138)	(9,781)
Net cash provided by financing activities	145,639	22,603
Effects of exchange rate changes on cash	4	53
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(7,604)	(65,612)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	66,963	97,726
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$59,359	$32,114
See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTAL DISCLOSURES (Unaudited)

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Supplemental disclosure of cash flow information:
Income taxes paid in-kind with crude oil	$28,007	$32,263
Interest paid, net of interest capitalized	$5,910	$5,043
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment additions incurred but not paid at end of period	$5,312	$1,260
Recognition of right-of-use finance lease assets and liabilities	$—	$2,372
Recognition of right-of-use operating lease assets and liabilities	$8,058	$—
Changes in asset retirement obligation	$1,221	$58
See notes to unaudited condensed consolidated financial statements.

VAALCO ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1 . ORGANIZATION AND ACCOUNTING POLICIES

Vaalco Energy, Inc. (together with its consolidated subsidiaries, “we”, “us”, “our”, “Vaalco” or the “Company”) is a Houston, Texas-based independent energy company engaged in the acquisition, exploration, development and production of crude oil, natural gas and natural gas liquids (“NGLs”) properties. We have a diversified African-focused asset portfolio in Gabon, Egypt, Côte d’Ivoire, and Equatorial Guinea, and, prior to the Canada Assets Divestment (defined below), producing properties in Canada.
These unaudited condensed consolidated financial statements (“Financial Statements”) reflect the opinion of management and include all adjustments necessary for a fair presentation of results for the interim periods presented. All adjustments are of a normal recurring nature unless disclosed otherwise. Interim period results are not necessarily indicative of results expected for the full year.
These Financial Statements have been prepared in accordance with the rules of the Securities and Exchange Commission (“SEC”) and do not include all the information and disclosures required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. They should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which includes a summary of the significant accounting policies.
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
The following table provides an analysis of the change in the aggregate credit loss allowance and other allowances.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Balance at beginning of period	$(3,496)	$(2,556)	$(2,652)	$(2,554)
Credit losses and other	(468)	(288)	(1,312)	(925)
Credit recoveries and other	—	(196)	—	439
Balance at end of period	$(3,964)	$(3,040)	$(3,964)	$(3,040)
Derivative instruments and hedging activities –

Commodity Derivative Instruments

The Company enters into crude oil and natural gas derivative contracts from time to time in an effort to mitigate the effects of commodity price volatility and enhance the predictability of cash flows relating to a portion of our crude oil and natural gas production. While these instruments mitigate the cash flow risk of future decreases in commodity prices, they may also curtail benefits from future increases in commodity prices.

The Company records derivative assets and liabilities at fair value in the consolidated balance sheets. The Company has previously elected not to offset fair value amounts of qualifying derivatives under a master netting arrangement and associated fair value amounts for cash collateral receivables and payables. Beginning during the three months ended March 31, 2026 and effective during such period and for subsequent periods thereafter, the Company changed the presentation of derivative assets and liabilities on the Consolidated Balance Sheets from a gross basis to a net basis by counterparty when a legally enforceable master netting arrangement exists. The Company believes that net presentation better reflects the rights and obligations associated with these derivative instruments. This change affects presentation only and does not affect the recognition, measurement, or classification of the derivative assets and liabilities. It also had no impact on the Company’s consolidated statements of operations, cash flows, or shareholders’ equity. Prior period amounts have been conformed to the current presentation. Gains and losses from the change in fair value of derivative instruments and cash settlements on commodity derivatives are presented in the “Commodity derivative instruments gain (loss), net” in the consolidated statements of operations and comprehensive income (loss).

Interest Rate Derivative Instruments

The Company uses an interest rate collar to manage its exposure to changes in interest rates on a portion of borrowings outstanding under its 2025 RBL Facility (defined below). The interest rate collar establishes a ceiling and a floor on the applicable reference rate, thereby reducing the Company's exposure to significant increases in interest rates while allowing the Company to participate in a portion of potential decreases in market rates. Settlements under the interest rate collar are recognized as a component of interest expense in the statements of operations. As the Company’s interest rate collar is not designated as a hedging instrument for accounting purposes, changes in the fair value of the derivative instruments are recognized in “Interest expense, net” in the consolidated statements of operations and comprehensive income (loss).

Fair Value of Derivative Instruments – The following tables present the carrying amounts and fair value hierarchy classifications of the Company’s derivative assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025.

		As of September 30, 2026
	Balance Sheet Line	Level 1	Level 2	Level 3	Total
		(in thousands)
Assets
Derivative assets, current
Commodity derivatives	Prepayments and other	$—	$259	$—	$259
Interest rate derivatives	Prepayments and other	—	36	—	36
Derivative assets, long-term
Interest rate derivatives	Other long-term assets	—	41	—	41
		$—	$336	$—	$336
Liabilities
Derivative liabilities, current
Commodity derivatives	Accrued liabilities and other	$—	$43,255	$—	$43,255
Derivative liabilities, long-term
Commodity derivatives	Other long-term liabilities	—	640	—	640
		$—	$43,895	$—	$43,895

		As of December 31, 2025
	Balance Sheet Line	Level 1	Level 2	Level 3	Total
		(in thousands)
Assets
Derivative asset	Prepayments and other	$—	$2,846	$—	$2,846
		$—	$2,846	$—	$2,846

Commodity Derivatives. The Company’s commodity derivatives primarily consist of crude oil collars, fixed-price swaps, and differential swaps. The fair values of these contracts are determined using Level 2 inputs, including the contractual terms of the underlying positions, current market prices, crude oil forward curves, discount rates, and volatility factors.

Interest Rate Derivative. The Company’s interest rate collar is valued using Level 2 inputs. The fair value of the collar is determined based on the contracted notional amount, contractual terms, remaining term, and observable market inputs, including forward SOFR yield curves, volatility factors, and applicable discount rates.

See Note 7. Derivatives for additional information regarding the Company’s derivative contracts.

2 . NEW ACCOUNTING STANDARDS

Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Accounting Standards Update 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses to improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements for interim and annual reporting periods. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on the notes to its consolidated financial statements and its processes.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU introduces a practical expedient and, for non-public business entities, an accounting policy election to simplify the application of credit loss guidance to short-term receivables and contract assets by allowing consideration of post-balance-sheet collections. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company has elected to not adopt the practical expedient and therefore, the Company, when estimating its credit losses, will continue to consider available information that is relevant to its assessment of the collectability of cash flows, including historical losses, current economic conditions, and reasonable and supportable forecasts. Management will continue to monitor changes in the Company’s portfolio, economic conditions, and future guidance issued by the Financial Accounting Standards Board to determine whether the election of the practical expedient would be appropriate in future reporting periods.
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

On February 4, 2026, the Company entered into an asset purchase agreement to sell all of its operating assets in Canada (the “Canada Assets Divestment”) to a third party purchaser for a purchase price of $24.3 million (C$33.4 million) to be settled in cash, subject to customary post-closing adjustments. The Canada Assets Divestment closed on February 19, 2026, for an adjusted purchase price of $25.5 million (C$34.9 million), resulting in a $1.2 million loss on sale of assets recognized in the nine months ended September 30, 2026. The sale had an effective date of February 1, 2026.

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
A reconciliation of reported net income (loss) to net income (loss) used in calculating EPS as well as a reconciliation from basic to diluted shares follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Net income (loss) (numerator):
Net income (loss)	$(39,836)	$1,101	$(91,155)	$17,212
Income attributable to unvested shares	(176)	7	(520)	(319)
Numerator for basic	(40,012)	1,108	(91,675)	16,893
Income attributable to unvested shares	—	—	—	—
Numerator for diluted	$(40,012)	$1,108	$(91,675)	$16,893

Weighted average shares (denominator):
Basic weighted average shares outstanding	105,192	104,258	104,660	103,986
Effect of dilutive securities	—	25	—	24
Diluted weighted average shares outstanding	105,192	104,283	104,660	104,010
Stock options and unvested restricted stock grants excluded from dilutive calculation because they would be antidilutive	4,197	1,030	4,206	1,049
5 . REVENUE
Production Sharing Contracts (“PSCs”)
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

Gabon

The following table presents revenues from contracts with customers as well as revenues associated with the obligations under the Etame PSC.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues from customer contracts:	(in thousands)
Sales under the COSPA or COSMA(1)	$76,406	$24,287	$177,380	$121,722
Other items reported in revenue not associated with customer contracts:
Gabonese government share of Profit Oil	1,269	—	28,007	30,394
Carried interest recoupment	4,979	495	9,220	561
Royalties and other	(8,805)	(3,511)	(27,559)	(20,651)
Net revenues	$73,849	$21,271	$187,048	$132,026
(1) Crude oil sales and purchase agreements (“COSPAs”) or crude oil sales and marketing agreements (“COSMA” or “COSMAs”).
With respect to the government’s share of Profit Oil, the Etame PSC provides that corporate income tax is satisfied through the payment of Profit Oil. In the unaudited condensed consolidated statements of operations and comprehensive income, the government’s share of revenues from Profit Oil is reported in revenues with a corresponding amount reflected in the current provision for income tax expense. Payments of the income tax expense are reported in the period that the government takes its Profit Oil in-kind, which is the period in which it lifts the crude oil. As of September 30, 2026 and December 31, 2025, the Company’s Gabon segment had $16.3 million and $18.8 million of foreign taxes payable, respectively.
Egypt
The following table presents revenues in Egypt from contracts with customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues from customer contracts:	(in thousands)
Gross sales	$83,171	$58,271	$235,937	$171,115
Royalties	(37,625)	(22,392)	(107,683)	(67,731)
Selling costs	(225)	(183)	(649)	(511)
Net revenues	$45,321	$35,696	$127,605	$102,873

As of September 30, 2026 and December 31, 2025, the Company’s Egypt segment had $2.0 million and $0.3 million of foreign taxes payable, respectively.
Côte d’Ivoire
Revenues from contracts with customers are generated from sales in Côte d’Ivoire pursuant to crude oil sales and purchase agreements and revenues are recognized when a lifting is completed.
The following table presents revenues in Côte d’Ivoire from contracts with customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues from customer contracts:	(in thousands)
Sales under the sales and purchase agreements	$27,831	$—	$27,831	$16,527
Other items reported in revenue not associated with customer contracts:
Côte d’Ivoire government share of Profit Oil taken in-kind	—	—	—	1,869
Net revenues	$27,831	$—	$27,831	$18,396
Similar to Gabon, the government’s share of Profit Oil attributable to the Company’s equity interest is reported in revenues with a corresponding amount reflected in the current provision for income tax expense. In addition, under the terms of the Côte d’Ivoire PSC, the tax payments to the Ivorian Government are deemed satisfied by its share of the Profit Oil. Payments of the income tax expense are reported in the period that the government takes its Profit Oil in-kind, which is the period in which it lifts the crude oil. As of September 30, 2026 and December 31, 2025, the Company’s Cote d’Ivoire segment had $5.3 million and $0.3 million of foreign taxes payable, respectively.
Canada
The following table presents revenues in Canada from contracts with customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues from customer contracts:	(in thousands)
Oil revenue	$—	$3,278	$1,744	$12,354
Gas revenue	—	196	368	1,404
NGL revenue	—	1,386	723	4,405
Other revenue	—	32	27	119
Royalties	(26)	(666)	(463)	(2,688)
Selling costs	—	(186)	(143)	(659)
Net revenues	$(26)	$4,040	$2,256	$14,935
During the nine months ended September 30, 2026, the Canada segment revenues include amounts recognized from January 1, 2026 through the closing date of the Canada Assets Divestment.
Information about the Company’s most significant customers
Our revenue concentration by major customers is shown in the table below for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Gabon	100%	100%	100%	100%
Egypt	100%	100%	100%	100%
Côte d’Ivoire	100%	100%	100%	100%
Canada	—%	49%, 18% and 18%	—%	53%, 20% and 15%
6 . CRUDE OIL, NATURAL GAS AND NGLS PROPERTIES AND EQUIPMENT, NET
The Company’s crude oil, natural gas and NGLs properties and equipment is comprised of the following:

	As of September 30, 2026	As of December 31, 2025
	(in thousands)
Crude oil, natural gas and NGLs properties and equipment, net
Wells, platforms and other production facilities	$1,391,246	$1,016,019
Work-in-progress	63,619	214,213
Unproved properties	48,881	52,079
Capitalized equipment, spare parts and other	113,966	84,471
	1,617,712	1,366,782
Accumulated depreciation, depletion, amortization and impairment	(865,961)	(780,687)
Crude oil, natural gas and NGLs properties and equipment, net	$751,751	$586,095
At December 31, 2025, the Company classified $31.8 million of net crude oil, natural gas and NGLs properties and equipment, including unproved property costs of $13.1 million, as “Noncurrent asset held for sale” on the Consolidated Balance Sheet.
Exploration expense

During the three and nine months ended September 30, 2026, we incurred exploration expenses of $4.8 million and $27.3 million, respectively, which included the cost of additional seismic data for the Niosi and Guduma blocks and the CI-705 block, and exploration costs related to drilling activities in Gabon. During the three and nine months ended September 30, 2025, we incurred exploration expenses of $0.4 million and $2.9 million, respectively, attributable to the purchase of seismic data for Block 705 in Côte d’Ivoire, and costs associated with the Niosi and Guduma blocks in Gabon.

7 . DERIVATIVES

Commodity Derivative Instruments

The Company enters into commodity derivative contracts primarily with counterparties that are also lenders under the 2025 RBL Facility to mitigate price risk associated with a portion of its crude oil and natural gas production. Pricing for these derivative contracts is based on certain market indexes and prices at our primary sales points. The following table presents the Company’s outstanding commodity derivative contracts as of September 30, 2026:

Settlement Period	Index	Total volumes (Bbls)	Weighted average floor price ($/Bbl)	Weighted average ceiling price ($/Bbl)
Crude oil:
Collars	Dated Brent
2026
October 2026 to December 2026		1,144,500	$71.88	$96.05
2027
January 2027 to March 2027		733,000	$64.70	$75.09
April 2027 to June 2027		744,000	$69.54	$87.61
July 2027 to September 2027		405,000	$67.72	$89.06
October 2027 to December 2027		175,000	$70.00	$84.51

Settlement Period	Index	Total volumes (Bbls)	Weighted average strike price ($/Bbl)	Premium ($/Bbl)	Total premium ($)
Crude oil:
Puts	Dated Brent
2027
July 2027 to September 2027		60,000	$65.00	$5.20	$312,000

Interest Rate Derivative Instruments

On August 17, 2026, the Company entered into an interest rate collar with a notional amount of $50.0 million to manage its exposure to variability in interest payments on borrowings under its 2025 RBL Facility. The following table summarizes the key terms of the Company’s interest rate collar:

Settlement Period	Notional Amount	Cap Rate (%)	Floor Rate (%)
Collar
October 2026 to October 2027	$50,000	4.63%	3.75%

The collar is based on the applicable SOFR reference rate, which resets quarterly beginning January 26, 2027, and each quarter thereafter through maturity. The counterparty to the collar is a lender participating in the 2025 RBL Facility. The collar is not designated as a hedging instrument for accounting purposes and is recognized at fair value in the consolidated balance sheets, with changes in fair value recognized in current earnings.

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

The following tables summarize the gross and net amounts of the Company’s outstanding derivative instruments presented in the Company’s consolidated balance sheets:

	September 30, 2026
	(in thousands)
Derivative Instrument	Gross Amount	Gross Amount Offset	Net Amount
Derivative assets:
Commodity derivatives	$695	$(436)	$259
Interest rate derivative	77	—	77
Total derivative assets	$772	$(436)	$336

Derivative liabilities:
Commodity derivatives (a)	$44,331	$(436)	$43,895
Total derivative liabilities	$44,331	$(436)	$43,895
(a) Includes deferred premiums payable of $0.6 million.

	December 31, 2025
	(in thousands)
Derivative Instrument	Gross Amount	Gross Amount Offset	Net Amount
Derivative assets:
Commodity derivatives - current	$3,053	$(207)	$2,846
Total derivative assets	$3,053	$(207)	$2,846

Derivative liabilities:
Commodity derivatives - current	$207	$(207)	$—
Total derivative liabilities	$207	$(207)	$—

The Company’s derivative agreements contain credit-risk-related contingent features that provide for termination and settlement upon certain events related to the Company’s reserve-based lending facility, including insolvency, acceleration and other specified events of default. Upon the occurrence of such events, the Company could be required to settle the derivative instruments at fair value. As of September 30, 2026, the aggregate fair value of derivative instruments in a net liability position containing such features was $43.9 million.

In addition, under one of the derivative agreements, the Company is required to post collateral equal to the amount by which its net derivative liability exceeds an applicable threshold, less collateral previously posted. As of September 30, 2026, the threshold was $60.0 million and the related net derivative liability was $4.5 million; accordingly, no collateral was required or posted. Failure to post required collateral within two days of notice constitutes an event of default that permits the counterparty to terminate and settle the derivative instruments at fair value. The threshold is reduced to zero upon the occurrence of the events described above.

See Note 1. Organization and Accounting Policies for information regarding the measurement of the Company’s derivative assets and liabilities at fair value.

The following table presents the gains and losses on derivative instruments recognized in the Company’s unaudited condensed consolidated statements of operations and comprehensive income:

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Item	Statements of Operations Line	2026	2025	2026	2025
		(in thousands)		(in thousands)
Commodity derivatives
	Realized loss, net	$(22,290)	$(355)	$(61,941)	$(141)
	Unrealized loss, net	(34,708)	(738)	(46,918)	(626)
	Commodity derivative loss, net	$(56,998)	$(1,093)	$(108,859)	$(767)

Interest rate derivative
	Unrealized gain, net	$77	$—	$77	$—
	Interest expense, net	$77	$—	$77	$—

8 . CURRENT ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other balances were comprised of the following:

	As of September 30, 2026	As of December 31, 2025
	(in thousands)
Accrued capital expenditures	$55,273	$51,339
Derivative liabilities	43,255	—
State oil liability	18,244	18,244
Accrued accounts payable invoices	17,228	16,320
Derivative settlements payable	15,399	—
Accrued wages and other compensation	6,926	6,694
Contractual obligations	6,748	3,858
Withholding taxes payable	2,518	1,668
Other	6,106	8,320
Total accrued liabilities and other (a)	$171,697	$106,444
(a) The table excludes $0.2 million of the current portion of asset retirement obligations associated with assets held for sale as of December 31, 2025.
9 . COMMITMENTS AND CONTINGENCIES
Abandonment funding
Under the terms of the Etame PSC, the Company has a cash funding arrangement for the eventual abandonment of all offshore wells, platforms and facilities on the Etame Marin block. At September 30, 2026, $10.7 million ($6.3 million, net to Vaalco) of the abandonment fund has been funded on an undiscounted basis. The annual payments will be adjusted based on revisions in the abandonment estimate. This cash funding is reflected under “Other noncurrent assets” in the “Abandonment funding” line item of the unaudited condensed consolidated balance sheets. Future changes to the anticipated abandonment cost estimate could change the asset retirement obligation and the amount of future abandonment funding payments.

Merged Concession Agreement
The Company is a party to the Merged Concession Agreement with the Egyptian General Petroleum Corporation (“EGPC”) (the “Merged Concession Agreement”). In accordance with the Merged Concession Agreement, the Company was required to make a $10.0 million annual modernization payment to EGPC each year through February 1, 2026. As of December 31, 2025, all modernization payments had been fully settled either through actual cash payments or through the issuance of credit against receivables owed by EGPC.
The Company also has minimum financial work commitments of $50 million for each five-year period of the primary development term, commencing on February 1, 2020, for a total of $150 million over the 15-year license contract term. Through September 30, 2026, the Company's financial work commitments have exceeded the five-year minimum $50 million threshold and any excess carries forward to offset against subsequent five-year commitments.

Drilling Rig Commitment
The Company entered into a bareboat charter agreement (the “Bareboat Charter”) for its Phase Three drilling campaign in Gabon. Pursuant to the Bareboat Charter, the Company also entered into a service agreement with a third party for purposes of maintaining and operating the drilling rig on its behalf. The Bareboat Charter commenced in November 2025 and has a noncancelable period of 300 days plus five single well options. The Bareboat Charter stipulates fixed day rates and other variable payments. The drilling rig was demobilized in October 2026 following the completion of the Phase Three drilling campaign.
10 . DEBT
2025 RBL Facility

The Company’s reserves-based facility agreement (the “2025 Facility Agreement”) provides a senior secured reserve-based revolving credit facility (the “2025 RBL Facility”) with maximum aggregate commitments of $300.0 million, subject to certain conditions specified in the 2025 Facility Agreement. The borrowing base amount is calculated pursuant to the 2025 Facility Agreement and redetermined on March 31 and September 30 of each year beginning June 30, 2025, and, in certain circumstances, other interim triggers set out in the 2025 Facility Agreement. In addition, the aggregate commitments are scheduled to reduce semi-annually starting with a $15.8 million reduction on March 31, 2027, and a $35.5 million reduction for each of the subsequent semi-annual periods starting on September 30, 2027.

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

As of September 30, 2026, the 2025 RBL Facility had $300.0 million of aggregate commitments and $239.0 million of outstanding borrowings, resulting in available borrowing capacity of $61.0 million. As of December 31, 2025, our outstanding borrowing under the 2025 RBL Facility was $60.0 million. Proceeds from our borrowings were primarily used to fund the FPSO Baobab Ivoirien refurbishment and reconnection. The weighted-average interest rate on outstanding borrowings under the 2025 RBL Facility was 10.2% for the nine months ended September 30, 2026 and 10.7% from the inception of the 2025 Facility Agreement through December 31, 2025.

Each loan under the 2025 RBL Facility will bear interest at a rate equal to Term Secured Overnight Financing Rate (“SOFR”) plus the applicable margin (the “Applicable Margin”) of (i) 6.50%, from the date of the 2025 Facility Agreement until the date on which the renovation and repair of the floating production storage and offloading (“FPSO Baobab Ivoirien”) tanker facility named FPSO Baobab Ivoirien for use in connection with the development of the Baobab field (the “FPSO Baobab Ivoirien Renovation”) meets certain completion tests defined in the 2025 Facility Agreement and (ii) thereafter, 6.00% until the Final Maturity Date (defined below). Effective September 18, 2026, the Company satisfied the completion tests relating to the FPSO Baobab Ivoirien Renovation and, accordingly, the Applicable Margin was reduced from 6.50% to 6.00%. We will pay the accrued interest on the last day of each applicable interest period, which interest period may be, at our option, one, three or six months or such other period as agreed between us and the lenders party to the 2025 Facility Agreement (the “Lenders”).

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
The 2025 RBL Facility is secured against certain assets of the Company and the other obligors under the 2025 Facility Agreement. The security package includes security interests in the shares of the obligors (other than the Company), hedging agreements, intercompany loans, insurances, offtake agreements relating to the borrowing base assets and project accounts.

The 2025 Facility Agreement contains certain financial covenants, including that, beginning on June 30, 2025 and then as of each March 31 and September 30 until the Final Maturity Date, the ratio of Total Net Indebtedness to EBITDAX (each defined in the 2025 Facility Agreement) for the trailing 12 months shall not exceed 3.0x. Additionally, following the FPSO Baobab Ivoirien Renovation completion date, the debt service coverage ratio for the 12 months commencing on the day immediately following each March 31 and September 30 (and any interim redetermination date) until the Final Maturity Date shall be at least 1.2:1. The Company also provides a liquidity forecast for the Company and certain of its subsidiaries which shall demonstrate that the total corporate sources equal or exceed the total corporate uses. Following the FPSO Baobab Ivoirien Renovation completion date, the liquidity forecast is delivered on each redetermination of the banking case and any proposed distribution.

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

Additionally, the 2025 Facility Agreement contains customary events of default, including non-payment and borrowing base deficiency, funding shortfall subject to certain liquidity cure rights, breach of financial covenants, misrepresentation, insolvency, changes in ownership or business, litigation, cross default, expropriation of any borrowing base assets, political events, cessation of production and the occurrence of a material adverse effect. The 2025 Facility Agreement also contains events of default related to the failure to renew any field license on substantially the same terms three months before the expiration of such field license and if a change of operator occurs. The events of default contain thresholds and remedy periods customary for credit facilities of this nature. If the obligors do not comply with the financial and other covenants relating to non-payment, sanctions, anti-corruption, loans and guarantees or tax in the 2025 Facility Agreement, the Lenders may require immediate payment of all amounts outstanding under the 2025 Facility Agreement and any outstanding unfunded commitments may be terminated. In addition, if any principal amount payable is not paid upon the due date, interest shall accrue on the overdue amount from the due date up to the date of the actual payment at an additional interest rate of 2% per annum, and such interest shall be immediately payable on demand.

As of September 30, 2026 and December 31, 2025, we were in compliance with all of our debt covenants.

Fair Value Measurement

The fair value of the 2025 RBL Facility approximates its respective its carrying amount as its interest rate is variable and reflective of market rates. The fair value measurement for the 2025 RBL Facility represents Level 2 inputs.

11 . INCOME TAXES

Vaalco and its domestic subsidiaries file a consolidated U.S. federal income tax return. Certain foreign subsidiaries also file tax returns in their respective local jurisdictions including Canada, Egypt, Equatorial Guinea, Gabon, Côte d’Ivoire and Nigeria.

The foreign income taxes payable are attributable to Gabon and Côte d’Ivoire as of September 30, 2026 and December 31, 2025.

The Company’s effective tax rate for the three months ended September 30, 2026 and 2025, excluding the impact of discrete items, was 41.29% and (81.21)%, respectively. The Company’s effective tax rate for the nine months ended September 30, 2026 and 2025, excluding the impact of discrete items, was 40.16% and 59.48%, respectively. For the three and nine months ended September 30, 2026 and 2025, the Company’s overall effective tax rate was primarily impacted by tax rates in foreign jurisdictions higher than the U.S. statutory rate and by non-deductible items associated with operations.

For the three months ended September 30, 2026, the income tax expense of $20.3 million includes a $4.1 million unfavorable oil price adjustment as a result of the change in value of the government of Gabon's allocation of Profit Oil between the time it was produced and the time it was taken in kind. For the nine months ended September 30, 2026, the income tax expense of $41.4 million includes a $6.0 million unfavorable oil price adjustment as a result of the change in value of the government of Gabon's allocation of Profit Oil between the time it was produced and the time it was taken in-kind.

As of September 30, 2026, the Company had no material uncertain tax positions. The Company’s policy is to recognize potential interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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

12 . RELATED PARTY TRANSACTION
The Company entered into an agreement with a related party for contract engineering services. Payments for these services were approximately $0.04 million and $0.2 million during the three and nine months ended September 30, 2026, respectively, compared to $0.1 million and $0.2 million during the three and nine months ended September 30, 2025, respectively.
13 . OTHER COMPREHENSIVE INCOME (LOSS)
The functional currency of our Canadian segment is the Canadian Dollar. All of the Company’s other comprehensive income arises from the currency translation of its Canadian segment to USD.

The components of accumulated other comprehensive income are as follows:

Currency Translation Adjustments
(in thousands)
Balance at December 31, 2025	$(498)
Release of cumulative translation adjustment due to the Canada Assets Divestment	386
Amounts reclassified from accumulated other comprehensive income (loss)	112
Balance at September 30, 2026	$—
As previously discussed, the Canada Assets Divestment, which represents the divestment of substantially all of the net assets of our Canadian subsidiary, was completed in February 2026. Accordingly, cumulative translation adjustment gains of $0.4 million were reclassified from accumulated other comprehensive loss into earnings and included in the loss on sale of assets in the consolidated statements of operations and comprehensive income (loss).

14 . SEGMENT INFORMATION

The Company’s operations are based in Gabon, Egypt, Côte d’Ivoire, Equatorial Guinea, and, prior to the Canada Assets Divestment, producing properties in Canada. Each of the reportable operating segments are organized and managed based upon geographic location. The Company’s Chief Executive Officer, who is the chief operating decision maker (“CODM”), evaluates segment performance based on the operation of each geographic segment separately primarily based on operating income (loss) and allocates financial and capital resources for each segment predominantly in the annual budget and forecasting process. The CODM also considers budget-to-actual variances on a quarterly basis for the performance measure when making decisions about allocating capital and personnel to the segments.

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

Segment activity of continuing operations for the three and nine months ended September 30, 2026 and 2025, as well as long-lived assets and segment assets at September 30, 2026 and December 31, 2025 is as follows:

	Three Months Ended September 30, 2026
(in thousands)	Gabon	Egypt	Canada	Equatorial Guinea	Côte d’Ivoire	Corporate and Other	Total
Revenues:
Crude oil, natural gas and natural gas liquids sales	$73,849	$45,321	$(26)	$—	$27,831	$—	$146,975
Operating costs and expenses:
Production expense	18,630	17,244	24	450	8,587	43	44,978
Exploration expense	4,715	—	—	—	99	—	4,814
Depreciation, depletion and amortization	24,905	10,134	—	—	7,916	399	43,354
Loss on sale of assets	—	—	38	—	—	3	41
General and administrative expense	1,550	39	—	65	(55)	7,449	9,048
Credit losses and other	—	129	—	339	—	—	468
Total operating costs and expenses	49,800	27,546	62	854	16,547	7,894	102,703
Operating income (loss)	24,049	17,775	(88)	(854)	11,284	(7,894)	44,272
Other income (expense):
Derivative instruments loss, net	—	—	—	—	—	(56,998)	(56,998)
Interest income (expense), net	(625)	102	—	—	(4,765)	(293)	(5,581)
Other income (expense), net	(1,017)	(190)	—	—	45	(56)	(1,218)
Total other expense, net	(1,642)	(88)	—	—	(4,720)	(57,347)	(63,797)
Income (loss) before income taxes	22,407	17,687	(88)	(854)	6,564	(65,241)	(19,525)
Income tax expense (benefit)	16,860	6,666	—	—	(5,903)	2,688	20,311
Net income (loss)	$5,547	$11,021	$(88)	$(854)	$12,467	$(67,929)	(39,836)
Consolidated capital expenditures	$36,220	$7,121	$—	$753	$39,619	$215	$83,928

	Nine Months Ended September 30, 2026
(in thousands)	Gabon	Egypt	Canada (a)	Equatorial Guinea	Côte d’Ivoire	Corporate and Other	Total
Revenues:
Crude oil, natural gas and natural gas liquids sales	$187,048	$127,605	$2,256	$—	$27,831	$—	$344,740
Operating costs and expenses:
Production expense	55,662	47,441	2,064	1,089	12,528	43	118,827
Exploration expense	26,961	—	—	—	312	—	27,273
Depreciation, depletion and amortization	57,519	27,430	35	—	9,761	1,093	95,838
Loss on sale of assets	—	—	1,342	—	—	(99)	1,243
General and administrative expense	3,119	145	1	173	1,577	23,503	28,518
Credit losses and other	376	129	22	785	—	—	1,312
Total operating costs and expenses	143,637	75,145	3,464	2,047	24,178	24,540	273,011
Operating income (loss)	43,411	52,460	(1,208)	(2,047)	3,653	(24,540)	71,729
Other income (expense):
Derivative instruments loss, net	—	—	—	—	—	(108,859)	(108,859)
Interest income (expense), net	(1,956)	212	—	—	(7,351)	(935)	(10,030)
Other income (expense), net	(2,188)	(311)	(7)	(2)	139	(208)	(2,577)
Total other expense, net	(4,144)	(99)	(7)	(2)	(7,212)	(110,002)	(121,466)
Income (loss) before income taxes	39,267	52,361	(1,215)	(2,049)	(3,559)	(134,542)	(49,737)
Income tax (benefit) expense	30,150	20,751	—	—	(18,890)	9,407	41,418
Net income (loss)	$9,117	$31,610	$(1,215)	$(2,049)	$15,331	$(143,949)	$(91,155)
Consolidated capital expenditures	$101,223	$17,432	$128	$939	$136,021	$589	$256,332
(a) During the nine months ended September 30, 2026, the Canada segment revenues include amounts recognized from January 1, 2026 through the closing date of the Canada Assets Divestment.

	Three Months Ended September 30, 2025
(in thousands)	Gabon	Egypt	Canada	Equatorial Guinea	Côte d’Ivoire	Corporate and Other	Total
Revenues:
Crude oil, natural gas and natural gas liquids sales	$21,271	$35,696	$4,040	$—	$—	$—	$61,007
Operating costs and expenses:
Production expense	12,092	13,767	1,922	587	1,504	—	29,872
Exploration expense	167	—	—	—	186	—	353
Depreciation, depletion and amortization	7,145	9,308	2,832	—	861	409	20,555
General and administrative expense	779	296	46	63	572	7,089	8,845
Credit losses and other	196	—	—	288	—	—	484
Total operating costs and expenses	20,379	23,371	4,800	938	3,123	7,498	60,109
Operating income (loss)	892	12,325	(760)	(938)	(3,123)	(7,498)	898
Other income (expense):
Derivative instruments loss, net	—	—	—	—	—	(1,093)	(1,093)
Interest expense, net	(809)	(184)	—	—	(1,085)	(255)	(2,333)
Other income (expense), net	(154)	80	(60)	3	242	(78)	33
Total other income (expense), net	(963)	(104)	(60)	3	(843)	(1,426)	(3,393)
Income (loss) before income taxes	(71)	12,221	(820)	(935)	(3,966)	(8,924)	(2,495)
Income tax expense (benefit)	(3,902)	5,671	—	—	(5,077)	(288)	(3,596)
Net income (loss)	$3,831	$6,550	$(820)	$(935)	$1,111	$(8,636)	$1,101
Consolidated capital expenditures	$14,074	$7,113	$490	$(61)	$33,484	$309	55,409

	Nine Months Ended September 30, 2025
(in thousands)	Gabon	Egypt	Canada	Equatorial Guinea	Côte d'Ivoire	Corporate and Other	Total
Revenues:
Crude oil, natural gas and natural gas liquids sales	$132,026	$102,873	$14,935	$—	$18,396	$—	$268,230
Operating costs and expenses:
Production expense	59,746	38,898	6,533	1,274	8,618	1	115,070
Exploration expense	167	—	—	—	2,706	—	2,873
Depreciation, depletion and amortization	33,239	26,579	9,382	—	9,249	684	79,133
General and administrative expense	1,224	399	77	212	1,435	23,046	26,393
Credit losses (recovery) and other	(440)	—	—	925	—	—	485
Total operating costs and expenses	93,936	65,876	15,992	2,411	22,008	23,731	223,954
Operating income (loss)	38,090	36,997	(1,057)	(2,411)	(3,612)	(23,731)	44,276
Other income (expense):
Derivative instruments loss, net	—	—	—	—	—	(767)	(767)
Interest expense, net	(2,680)	(608)	—	—	(2,373)	(538)	(6,199)
Other income (expense), net	(917)	141	338	(2)	181	(369)	(628)
Total other income (expense), net	(3,597)	(467)	338	(2)	(2,192)	(1,674)	(7,594)
Income (loss) before income taxes	34,493	36,530	(719)	(2,413)	(5,804)	(25,405)	36,682
Income tax expense (benefit)	10,341	14,201	—	—	(15,312)	10,240	19,470
Net income (loss)	$24,152	$22,329	$(719)	$(2,413)	$9,508	$(35,645)	$17,212
Consolidated capital expenditures	$30,379	$20,954	$2,006	$499	$93,425	$326	$147,589

(in thousands)	Gabon	Egypt	Canada(a)	Equatorial Guinea	Côte d’Ivoire	Corporate and Other	Total
Long-lived assets:
As of September 30, 2026	$223,332	$128,841	$—	$12,187	$383,373	$4,018	$751,751
As of December 31, 2025	$177,030	$138,839	$—	$11,248	$254,307	$4,671	$586,095
(a) At December 31, 2025, the Company classified $31.8 million of net Crude oil, natural gas and NGLs properties as “Noncurrent Assets held for sale” on the Consolidated Balance Sheet.

(in thousands)	Gabon	Egypt	Canada	Equatorial Guinea	Côte d’Ivoire	Corporate and Other	Total
Total assets:
As of September 30, 2026	$362,435	$154,006	$1,446	$15,092	$439,657	$70,354	$1,042,990
As of December 31, 2025	$315,787	$182,023	$35,982	$13,631	$283,768	$82,184	$913,375

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
•the outcome of any governmental audit;
•the anticipated impact on our business and operations of the OBBBA (defined below); and
•actions of operators of our crude oil, natural gas and NGLs properties.
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
INTRODUCTION
Vaalco is a Houston, Texas-based, African-focused independent energy company with a strong production and reserve portfolio of assets in Gabon, Egypt, Côte d’Ivoire, Equatorial Guinea, and, prior to the Canada Assets Divestment, producing properties in Canada. We are currently engaged in the acquisition, exploration, development and production of crude oil, natural gas and NGLs.

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

Geopolitical Conflict and Other Market Forces – The Company continues to monitor geopolitical developments globally, and specifically in Europe, the Middle East, Africa, and North America, where they have the potential to impact operational continuity and market dynamics. Global markets are also experiencing volatility and uncertainty connected to the Russia-Ukraine war, conflicts in the Middle East, including the United States-Israel-Iran war and the U.S. intervention in Venezuela. Additionally, geopolitical tensions and localized disruptions persist in parts of West Africa, where we hold significant producing and development interests, which require ongoing vigilance regarding political, economic, and security risks. The duration and impact of these ongoing armed conflicts, and the potential of these conflicts spreading to more regions are uncertain and could adversely affect the global economy, financial markets, our customers and in turn, us.

U.S. Tariffs and Global Trade Policies – In 2025, the U.S. administration enacted sweeping trade legislation, including significant tariff increases on industrial goods, energy-related equipment, and certain critical minerals, with a stated intent to prioritize domestic manufacturing and energy security. Global trade policy continues to evolve and the ultimate impact of recent developments with respect to U.S. tariffs is unclear. While we do not maintain U.S.-based production assets, our operations on the continent of Africa rely on equipment, services and materials that are often sourced, engineered, or consolidated through the United States or through U.S.-aligned trading routes. As a result, we may experience increased costs and longer lead times for the procurement and delivery of drilling and production equipment, particularly if suppliers adjust pricing in response to increased duties or if we are required to diversify sourcing channels. These impacts could affect the timing, cost structure and execution risk of certain development activities, especially in frontier offshore environments.

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

Recent Operational Updates

Gabon

The Company successfully drilled and completed the ETBNM-3 gas-supply well from the SEENT platform. The well was directionally drilled adjacent to a discovery well and targeted gas and condensate resources in the Dentale D15 reservoir. The well was brought online, and the natural gas produced is being utilized for field operations, reducing reliance on higher-cost diesel transported to the field by vessel. The Company subsequently moved the drilling rig to a new slot on the SEENT platform, where it drilled and completed the ETSEM-3H development well in an attic position within the SE Etame field. The well has been brought online and is currently producing. The completion of ETSEM-3H concluded the Phase Three drilling campaign, and the drilling rig was subsequently demobilized from the field.

Overall, the Phase Three drilling campaign included the drilling and completion of four development wells and one gas-supply well.

In January 2026, the BWE Consortium completed its 3D seismic campaign across the Niosi and Guduma blocks. Processing and interpretation of the seismic data remain ongoing.

Egypt

The 2026 drilling campaign in Egypt, which commenced in May 2026, continued during the third quarter with five development wells drilled and completed. Drilling also commenced on two additional wells during the quarter that were completed in October 2026. Vaalco now plans to maintain an ongoing drilling program in Egypt into 2027.

We also successfully executed a series of workovers, well interventions, well reactivations, water shut-off treatments, and production optimization activities that are contributing to the organic growth of our production and reserves.

Côte d’Ivoire

Following the completion of its planned dry dock refurbishment in February 2026, the FPSO Baobab Ivoirien returned to Côte d’Ivoire and was successfully reconnected to field infrastructure in early April 2026. Production resumed from all producer wells in June 2026, and the first crude oil lifting was completed in August 2026. The Phase Five drilling campaign commenced following the batch-setting of top-holes by the operator. After the top-hole sections of all wells are drilled, the wells will then be completed and placed on production sequentially. The first production well is expected to come online near the end of 2026. The campaign is expected to support future production growth and the continued development of the main Baobab field in Block CI-40.

The Company is also the operator of exploration license CI-705 with a 70% working interest. Following completion of the first exploration phase, the Company elected to proceed with the second exploration phase, for which government approval has been granted. Under the PSC, the second exploration phase requires the Company to relinquish approximately 25% of the Phase 1 Block CI-705 area and fulfill certain minimum work and investment commitments, including the reprocessing of 3D seismic data, geological and geophysical studies, and the drilling of one firm exploration well.

In February 2026, the Company became the operator with a 60% working interest in the Kossipo field on the CI-40 Block with a field development plan (“FDP”) being actively progressed toward completion in the first half of 2027 Vaalco continues analyzing ocean bottom node (“OBN”) seismic data that was recently acquired which is helping to drive and de-risk the Company’s updated evaluation as it progresses with the FDP.

Equatorial Guinea

We own a 60% working interest in an undeveloped portion of Block P offshore Equatorial Guinea where we are the designated operator. We have an existing plan of development of the Venus field discovery on Block P, which focuses on key areas of drilling evaluations, facilities design, market inquiries and metocean review. The Company has completed the initial Front End Engineering and Design study that confirmed the viability of the development concept and is currently evaluating alternative technical solutions which may deliver enhanced economic value. Work is progressing toward Final Investment Decision in the fourth quarter of 2026.

Canada

As discussed above, in February 2026, the Company completely exited its Canadian oil and gas operations. Please see Part I, Item 1, Note 3. Acquisition and Divestment to the unaudited condensed consolidated financial statements for further discussion on the sale of the Canada operating assets.

CAPITAL RESOURCES AND LIQUIDITY
Our primary sources of liquidity have been cash flows from operations, cash on hand and available borrowing capacity under the 2025 RBL Facility, and our primary use of cash has been to fund capital expenditures for development activities. At September 30, 2026, we had unrestricted cash of $51.3 million. We continually monitor the availability of capital resources, including equity and debt financings that could be utilized to meet our future financial obligations, planned capital expenditure activities and liquidity requirements including those to fund opportunistic acquisitions. Our future success in growing proved reserves, production and balancing the long-term development of our assets with a focus on generating attractive corporate-level returns will be highly dependent on the capital resources available to us.
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
Cash Flows
Our cash flows for the nine months ended September 30, 2026 and 2025 are as follows:

	Nine Months Ended September 30,
	2026	2025	Change in 2026 over 2025
	(in thousands)
Net cash provided by operating activities before changes in operating assets and liabilities	$86,864	$86,969	$(105)
Net change in operating assets and liabilities	2,939	(19,475)	22,414
Net cash provided by operating activities	89,803	67,494	$22,309

Net cash used in investing activities	(243,050)	(155,762)	(87,288)

Net cash provided by financing activities	145,639	22,603	123,036
Effects of exchange rate changes on cash	4	53	(49)
Net change in cash, cash equivalents and restricted cash	$(7,604)	$(65,612)	$58,008

The $22.3 million increase in net cash provided by operating activities during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily attributable to higher crude oil, natural gas and natural gas liquids sales and favorable changes in working capital and other assets and liabilities. These increases were partially offset by cash settlements paid on matured derivative contracts and higher exploration expenses, including the acquisition of seismic data and costs associated with drilling activities in Gabon.

Net cash used in investing activities during the nine months ended September 30, 2026 was primarily attributable to $268.5 million for expenditures associated with the FPSO Baobab Ivoirien Renovation, as well as the development drilling programs in Gabon, Côte d’Ivoire and Egypt, offset by cash proceeds of $25.5 million from the Canada Assets Divestment. For the nine months ended September 30, 2025, cash used in investing activities was due to costs associated with the development drilling programs in Egypt, as well as maintenance, project costs and long lead items for Gabon and Côte d’Ivoire.

Net cash provided by financing activities during the nine months ended September 30, 2026 primarily consisted of $179.0 million of proceeds from borrowings under the 2025 RBL Facility, offset by cash outflows of $20.1 million for dividend distributions, $2.2 million for deferred financing costs, $2.0 million to satisfy employee withholding tax obligations related to vested equity awards, and $9.1 million of principal payments on finance lease obligations. For the nine months ended September 30, 2025, cash provided by financing activities related to $60.0 million in proceeds from borrowing under the 2025 RBL Facility, offset by $19.8 million for dividend distributions, $7.1 million of payments for deferred financing costs and $9.8 million of principal payments on our finance leases.

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

Commodity Price and Interest Rate Hedging
We actively manage commodity price risk by entering into derivative transactions that help mitigate the impact of volatility in crude oil, NGL and natural gas prices on our cash flows and operating results; however, these transactions may also limit our cash flow in periods of rising crude oil, NGL and natural gas prices. We have entered into derivative contracts primarily with counterparties that are also lenders under the 2025 RBL Facility. If aggregate borrowings exceed 35% of specified thresholds, our 2025 RBL Facility requires us to enter into commodity price hedge positions establishing certain minimum fixed prices for anticipated future production.

The Company is exposed to interest rate risk through borrowings under its 2025 RBL Facility, which bear interest at variable rates based on Term SOFR plus an applicable margin. During the year, we entered into a zero-cost collar to partially mitigate our exposure to variability in interest payments resulting from changes in interest rates.
See Part I, Item 1, Note 7. Derivatives to the unaudited condensed consolidated financial statements for further discussion.
Cash Requirements
Our material cash requirements generally consist of capital projects, finance and operating leases, dividend payments, Merged Concession Agreement and abandonment funding, each of which is discussed in further detail below.

Capital Projects and Expenditures - For the nine months ended September 30, 2026, we had accrual basis capital expenditures of $256.3 million compared to $147.6 million of accrual basis capital expenditures for the same period in 2025. Capital spending during the nine-month period ended September 30, 2026, primarily reflected development activities associated with the Phase Three drilling campaign in Gabon, refurbishment and reconnection activities relating to the FPSO Baobab Ivoirien in Côte d’Ivoire, Phase Five drilling campaign in Côte d’Ivoire, exploration expenses attributable to Gabon and costs incurred in connection with the 3D seismic campaign across the Niosi and Guduma blocks.

See “Recent Operational Updates” above for additional information regarding our capital projects.
Abandonment Funding - Under the terms of the Etame PSC, we have a cash funding arrangement for the eventual abandonment of all offshore wells, platforms and facilities on the Etame Marin block. As a result of the extension of the Etame PSC, annual funding payments are spread over the periods from 2018 through 2028, under the applicable abandonment study. The amounts paid will be reimbursed through the Cost Account and are non-refundable. At September 30, 2026, the balance of the abandonment fund was $10.7 million ($6.3 million, net to Vaalco) on an undiscounted basis. The annual payments will be adjusted based on revisions in the abandonment estimate. This cash funding is reflected under “Other noncurrent assets” in the “Abandonment funding” line item of the unaudited condensed consolidated balance sheets. Future changes to the anticipated abandonment cost estimate could change the asset retirement obligation and the amount of future abandonment funding payments.

Leases - We are a party to several operating and financing lease arrangements, including operating leases for the corporate office, a drilling rig, rental of marine vessels and a helicopter, warehouse and storage facilities, equipment and financing lease agreements for the FSO, generators and turbines used in the operations of the Etame Marin block and for equipment, offices and vehicles used in the operations in Egypt. The annual costs of these leases are significant to us.

Merged Concession Agreement - Under the Merged Concession Agreement, we have minimum financial work commitments of $50.0 million for each five-year period of the primary development term, commencing on February 1, 2020. Through September 30, 2026, our financial work commitments have exceeded the five-year minimum $50 million threshold and any excess carries forward to offset against subsequent five-year commitments. See Part I, Item 1, Note 9. Commitments and Contingencies to the unaudited condensed consolidated financial statements for additional information.
Drilling Rig Commitment - The Company entered into the Bareboat Charter for its Phase Three drilling campaign in Gabon. Pursuant to the Bareboat Charter, the Company also entered into a service agreement with a third party for purposes of maintaining and operating the drilling rig on its behalf. The Bareboat Charter and the service agreement commenced in November 2025 and have a noncancelable period of 300 days plus five single well options. The Bareboat Charter and the service agreement stipulate fixed day rates and other variable payments. The drilling rig was demobilized in October 2026 following the completion of the Phase Three drilling campaign.
BWE Consortium - We are a member of the BWE Consortium that was awarded the licenses for the Niosi Marin and Guduma Marin exploration blocks in Gabon. These licenses are covered by PSCs entered into with the Gabonese Government. These PSCs will have two exploration periods totaling eight years which may be extended by an additional two years. In January 2026, the BWE Consortium completed its 3D seismic campaign across the Niosi and Guduma blocks. Processing and interpretation of the seismic data remain ongoing. During the first exploration period, the joint owners have also committed to drilling exploration wells on both blocks. Under the terms of the BWE Consortium PSC, the Company holds a 37.5% non-operating working interest in these licenses.

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

Quarterly Cash Dividends

The Company paid a quarterly cash dividend of $0.0625 per share of common stock for the third quarter of 2026 ($0.25 annualized) on September 22, 2026 to stockholders of record at the close of business on August 21, 2026. The Company also announced its next quarterly cash dividend of $0.0625 per share of common stock for the fourth quarter of 2026 ($0.25 annualized) to be paid on December 22, 2026 to stockholders of record at the close of business on November 20, 2026.

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

NEW ACCOUNTING STANDARDS
See Part I, Item 1, Note 2. New Accounting Standards to the unaudited condensed consolidated financial statements.
RESULTS OF OPERATIONS

Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025
Net loss for the three months ended September 30, 2026 was $39.8 million compared to a net income of $1.1 million during the same period in 2025. See discussion below for changes in revenues and expenses.
Crude oil, natural gas and NGLs revenues increased $86.0 million, or approximately 141%, to $147.0 million during the three months ended September 30, 2026 from $61.0 million during the same period in 2025. The increase in revenue is primarily attributable to higher realized sales prices per barrel along with an increase in sales volumes.

	Three Months Ended September 30,		Increase/(Decrease)
	2026	2025
	(in thousands)
Net crude oil, natural gas, and NGLs sales volume (MBoe)	1,698	1,180	518
Average crude oil, natural gas and NGLs sales price (per Boe)	$83.64	$51.26	$32.38
Average Dated Brent spot price* ($/Bbl)	$96.30	$69.04	$27.26

Net crude oil, natural gas, and NGLs revenue	$146,975	$61,007	$85,968
Operating costs and expenses:
Production expense	44,978	29,872	15,106
Exploration expense	4,814	353	4,461
Depreciation, depletion and amortization	43,354	20,555	22,799
Loss on sale of assets	41	—	41
General and administrative expense	9,048	8,845	203
Credit losses and other	468	484	(16)
Total operating costs and expenses	102,703	60,109	42,594
Operating income	44,272	898	43,374
Other expense, net	(63,797)	(3,393)	(60,404)
Loss before income taxes	(19,525)	(2,495)	(17,030)
Income tax (benefit) expense	20,311	(3,596)	23,907
Net income (loss)	$(39,836)	$1,101	$(40,937)
*Average of daily Dated Brent spot prices posted on the U.S. Energy Information Administration website.

Crude oil, natural gas and NGLs revenues:

Gabon

Crude oil sales in Gabon are a function of the number and size of crude oil liftings in each year and thus crude oil sales do not always coincide with volumes produced in any given year. Total revenue from our Gabon segment was $73.8 million during the three months ended September 30, 2026, an increase of $52.5 million from the $21.3 million of revenue reported during the three months ended September 30, 2025. The increase in revenues is primarily due to a higher average realized sales price received in Gabon of $103.95 per Bbl for the three months ended September 30, 2026 compared to the $62.40 per Bbl average realized sales price received during the same period in 2025. Sales volumes also increased to 663 MBbls for the three months ended September 30, 2026 from the 333 MBbls reported during the third quarter of 2025. Gabon’s share of crude oil inventory, excluding royalty barrels, was approximately 226 MBbls and 292 MBbls at September 30, 2026 and 2025, respectively.

Egypt

Crude oil in Egypt is either sold to a third party via a cargo lifting or sold directly to the government, through EGPC. During the three months ended September 30, 2026, all crude oil sales were made directly to EGPC. Revenue from our Egypt segment increased to $45.3 million during the three months ended September 30, 2026 from $35.7 million during the comparable period in 2025. The increase in revenues was primarily driven by a higher average realized sales price, which increased to $64.05 per Bbl from $51.51 per Bbl in the same period in the prior year and by slightly higher sales volumes of 708 MBbls compared to 693 MBbls during the three months ended September 30, 2025.

Côte d’Ivoire

Crude oil production from the Côte d’Ivoire assets is marketed under an agreement with an international oil trading company that markets and sells cargoes to purchasers, primarily refineries, worldwide. As previously discussed, the FPSO Baobab Ivoirien ceased production in January 2025 to undergo a planned refurbishment program, which was completed in February 2026. Following completion of the refurbishment, the FPSO Baobab Ivoirien was reconnected to field infrastructure and production resumed from all producing wells. The first crude oil lifting occurred in August 2026. Revenue from the Côte d’Ivoire assets for the three months ended September 30, 2026 was $27.8 million, reflecting total sales volumes of 328 MBbls at an average realized sales price of $84.94 per Bbl. No crude oil sales were recorded during the three months ended September 30, 2025, as production remained suspended while the FPSO Baobab Ivoirien underwent refurbishment. At September 30, 2026, Côte d’Ivoire’s share of crude oil inventory was approximately 156 MBbls.

Canada
Prior to the Canada Assets Divestment, crude produced in Canada was normally sold through pipelines to a third party. During the three months ended September 30, 2025, the Company’s Canadian segment reported revenues of $4.0 million from sales volumes of 155 MBoe, reflecting an average realized sales price of $26.13 per Boe.

Production expenses increased by $15.1 million, or approximately 51%, for the three months ended September 30, 2026 to $45.0 million from $29.9 million for the same period in the prior year. The increase was primarily attributable to higher production expenses in our Gabon, Egypt and Côte d’Ivoire segments due to higher chemical and fuel costs, partially offset by lower production expenses resulting from the Canada Assets Divestment and the change in oil inventory adjustments in Gabon and Côte d’Ivoire. Production expenses associated with unsold crude oil inventory are capitalized and included in inventory, and are subsequently expensed when oil inventory is sold. On a per barrel basis, production expense, excluding workover expense and stock compensation expense, for the three months ended September 30, 2026 increased to $26.44 per barrel from $25.23 per barrel for the three months ended September 30, 2025.

Exploration expense for the three months ended September 30, 2026 was $4.8 million and was primarily related drilling activities in Gabon. Exploration expense for the three months ended September 30, 2025 was $0.4 million, consisting primarily of costs incurred for the acquisition of additional seismic data for Block 705 in Côte d’Ivoire and for exploration activities related to the Niosi and Guduma blocks in Gabon.

Depreciation, depletion and amortization costs increased by $22.8 million, or approximately 111%, for the three months ended September 30, 2026 to $43.4 million from $20.6 million during the same period in 2025. The increase in depreciation, depletion and amortization expense is primarily related to the higher sales volumes in Gabon and Côte d’Ivoire, partially offset by a decrease in depletable costs as a result of the Canada Assets Divestment.
General and administrative expenses increased by $0.2 million, or 2%, for the three months ended September 30, 2026 to $9.0 million from $8.8 million during the same period in 2025. The increase in general and administrative expenses was primarily a result of higher legal and professional fees.

Credit losses and other remained relatively consistent for the three months ended September 30, 2026 compared to the same period in 2025 and primarily reflected allowance charges associated with joint venture partners and other receivables.

Commodity derivative instruments gain (loss), net is attributable to our collars, puts and swaps as discussed in Part I, Item 1, Note 7. Derivatives to the unaudited condensed consolidated financial statements. During the three months ended

September 30, 2026, we recognized a net derivative loss on commodity derivative contracts of $57.0 million compared to a net derivative loss of $1.1 million during the same period in 2025. The increase in net derivative loss was primarily attributable to increases in Dated Brent crude oil prices relative to the applicable strike prices of our derivative instruments, as well as increased derivative positions entered into during the current year compared to the prior year. Our derivative instruments currently cover a portion of our oil production through December 2027.

Interest expense, net was $5.6 million for the three months ended September 30, 2026 compared to $2.3 million for the same period in 2025. The increase was primarily attributable to increased borrowings under the 2025 RBL Facility and higher amortization of debt issue costs and commitment fees, partially offset by interest income. Interest expense, net also included an unrealized gain of $0.1 million related to changes in the fair value of our interest rate derivative instrument.

Other income (expense), net was a net expense of $1.2 million for the three months ended September 30, 2026 compared to a net income of less than $0.1 million during the same period in 2025. Other income (expense), net, primarily consists of foreign currency gains and losses.

Income tax expense for the three months ended September 30, 2026 was $20.3 million, which includes a $4.1 million unfavorable oil price adjustment as a result of the change in value of the government of Gabon's allocation of Profit Oil between the time it was produced and the time it was taken in-kind. Income tax expense for the three months ended September 30, 2025 was a benefit of $3.6 million, which includes a $3.9 million favorable oil price adjustment as a result of the change in value of the government of Gabon's allocation of Profit Oil between the time it was produced and the time it was taken in-kind.

Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025

Net loss for the nine months ended September 30, 2026 was $91.2 million compared to a net income of $17.2 million during the same period in 2025. See discussion below for changes in revenues and expenses.

Crude oil, natural gas and NGLs revenues increased $76.5 million, or approximately 29%, to $344.7 million during the nine months ended September 30, 2026 from $268.2 million during the same period in 2025. The revenue increase is primarily attributed to higher average realized sales prices per barrel, partially offset by slightly lower sales volumes.

	Nine Months Ended September 30,		Increase/(Decrease)
	2026	2025
	(in thousands)
Net crude oil, natural gas, and NGLs sales volume (MBoe)	4,413	4,662	(249)
Average crude oil, natural gas and NGLs sales price (per Boe)	$76.03	$57.42	$18.61
Average Dated Brent spot price* ($/Bbl)	$93.15	$71.01	$22.14

Net crude oil, natural gas, and NGLs revenue	$344,740	$268,230	$76,510
Operating costs and expenses:
Production expense	118,827	115,070	3,757
Exploration expense	27,273	2,873	24,400
Depreciation, depletion and amortization	95,838	79,133	16,705
Loss on sale of assets	1,243	—	1,243
General and administrative expense	28,518	26,393	2,125
Credit losses and other	1,312	485	827
Total operating costs and expenses	273,011	223,954	49,057
Operating income	71,729	44,276	27,453
Other expense, net	(121,466)	(7,594)	(113,872)
Income (loss) before income taxes	(49,737)	36,682	(86,419)
Income tax expense	41,418	19,470	21,948
Net income (loss)	$(91,155)	$17,212	$(108,367)
*Average of daily Dated Brent spot prices posted on the U.S. Energy Information Administration website.

Crude oil, natural gas and NGLs revenues:

Gabon

Crude oil sales in Gabon are a function of the number and size of crude oil liftings in each year and thus crude oil sales do not always coincide with volumes produced in any given year. Total revenues from our Gabon segment were $187.0 million during the nine months ended September 30, 2026, an increase of $55.0 million from the $132.0 million reported during the nine months ended September 30, 2025. The increase in revenues is primarily due to the higher average realized sales price received in Gabon of $91.96 per Bbl for the nine months ended September 30, 2026 compared to $69.52 per Bbl average realized sales price received during the same period in 2025. Sales volume increased slightly to 1,934 MBbls for the nine months ended September 30, 2026 compared to 1,891 MBbls reported during the same period of 2025. Gabon’s share of crude oil inventory, excluding royalty barrels, was approximately 226 MBbls and 292 MBbls at September 30, 2026 and 2025, respectively.

Egypt

Crude oil in Egypt is either sold to a third party via a cargo lifting or sold directly to the government, through EGPC. During the nine months ended September 30, 2026, all crude oil sales were made directly to EGPC. The Company’s Egypt segment reported revenue of $127.6 million for the nine months ended September 30, 2026, which is $24.7 million higher than the $102.9 million of revenue reported during the nine months ended September 30, 2025. The increase in revenues was primarily due to higher average realized sales price, which increased to $61.70 per Bbl for the nine months ended September 30, 2026 from $50.74 per Bbl during the comparable period in 2025, as well as a slight increase in sales volume to 2,068 MBbls for the nine months ended September 30, 2026 compared to 2,027 MBbls during the same period of 2025.

Côte d’Ivoire

Crude oil production from the Côte d’Ivoire assets is marketed under an agreement with an international oil trading company that markets and sells cargoes to purchasers, primarily refineries, worldwide. As previously discussed, the FPSO Baobab Ivoirien ceased production in January 2025 to undergo a planned refurbishment program, which was completed in February 2026. Following completion of the refurbishment, the FPSO Baobab Ivoirien was reconnected to field infrastructure and production resumed from all producing wells. The first crude oil lifting occurred in August 2026. Revenue from the Côte d’Ivoire assets for the nine months ended September 30, 2026 was $27.8 million, reflecting total sales volumes of 328 MBbls at an average realized sales price of $84.94 per Bbl. The Côte d’Ivoire segment reported revenues of $18.4 million during the nine months ended September 30, 2025 with total sales volumes of 238 MBbls and an average realized sales price received of $77.36 per Bbl. Côte d’Ivoire’s share of crude oil inventory was approximately 156 MBbls at September 30, 2026.

Canada

Prior to the Canada Assets Divestment, crude oil production from our Canadian operations was typically sold to third parties through pipeline transportation arrangements. During the nine months ended September 30, 2026, revenues from our Canada segment reflected production sold from January 1, 2026 through the closing date of the Canada Assets Divestment. For this period, the Canada segment generated revenues of $2.3 million and reported sales volumes of 83 MBoe, with an average realized sales price of $27.04 per Boe. During the nine months ended September 30, 2025, we recorded revenues of $14.9 million on sales volumes of 506 MBoe and an average realized sales price received of $29.54 per Boe.

Production expenses increased $3.7 million for the nine months ended September 30, 2026 to $118.8 million from $115.1 million for the same period in the prior year. The increase in production expenses was primarily driven by higher chemical costs and fuel costs, partially offset by the change in oil inventory adjustments and decreased expenses as a result of the Canada Assets Divestment. In addition, we incurred non-recurring costs during the same period in the prior year mainly due to government audit settlements. On a per barrel basis, production expense, excluding workover expense and stock compensation expense, for the nine months ended September 30, 2026 increased to $26.91 per barrel from $24.63 per barrel for the nine months ended September 30, 2025.

Exploration expense for the nine months ended September 30, 2026 of $27.3 million included the costs of additional seismic data for the Niosi and Guduma blocks and the CI-705 block, as well as exploration costs related to drilling activities in Gabon. Exploration expense for the nine months ended September 30, 2025 was $2.9 million, attributable to the purchase of seismic data for Block 705 in Cote d’Ivoire and exploration activities related to the Niosi and Guduma blocks in Gabon.

Depreciation, depletion and amortization costs increased $16.7 million, or approximately 21%, for the nine months ended September 30, 2026 to $95.8 million from $79.1 million during the same period in 2025. The increase in depreciation, depletion and amortization expense is due primarily to the increase in sales volumes and higher depletable costs in Gabon, Egypt and Côte d’Ivoire, partially offset by the Canada Assets Divestment completed in February 2026.

Loss on asset divestment of $1.2 million for the nine months ended September 30, 2026 was attributable to the Canada Assets Divestment, which closed in February 2026.

General and administrative expenses increased $2.1 million, or 8%, for the nine months ended September 30, 2026 to $28.5 million from $26.4 million during the same period in 2025 driven largely by an increase in legal and professional service fees, which included approximately $2.2 million of non-recurring costs associated with business development activities.

Credit losses and other increased by approximately $0.8 million during the nine months ended September 30, 2026 compared to the same period in 2025 primarily due to allowance charges related to receivables from joint venture partners and other receivables.

Commodity derivative instruments loss, net is attributable to our collars, puts and swaps as discussed in Part I, Item 1, Note 7. Derivatives to the unaudited condensed consolidated financial statements. We recorded a $108.9 million net loss on derivative instruments for the nine months ended September 30, 2026, which included an unrealized loss of $46.9 million related to the change in fair value of our commodity derivative contracts primarily driven by an increase in the futures curve for forecasted commodity prices and a realized loss of $61.9 million on matured commodity derivative contracts. We recognized a net loss on derivative instruments of $0.8 million during the same period in 2025. The increase in net derivative loss was primarily attributable to increases in Dated Brent crude oil prices relative to the applicable strike prices of our derivative instruments, as well as increased derivative positions entered into during the current year compared to the prior year. Our derivative instruments currently cover a portion of our crude oil production through December 2027.

Interest expense, net for the nine months ended September 30, 2026 increased to $10.0 million compared to $6.2 million during the same period in 2025. The increase in net interest expense is primarily attributable to increased borrowings under the 2025 RBL Facility and higher amortization of debt issue costs and commitment fees, partially offset by interest income. Interest expense, net also included an unrealized gain of $0.1 million related to changes in the fair value of our interest rate derivative instrument.

Other income (expense), net was an expense of $2.6 million and $0.6 million for the nine months ended September 30, 2026 and 2025, respectively. Other income (expense), net, primarily consists of foreign currency gains and losses.

Income tax expense for the nine months ended September 30, 2026 was $41.4 million, which includes a $6.0 million unfavorable oil price adjustment as a result of the change in value of the government of Gabon’s allocation of Profit Oil between the time it was produced and the time it was taken in kind. Income tax expense for the nine months ended September 30, 2025 was $19.5 million, which includes a $6.4 million favorable oil price adjustment as a result of the change in value of the government of Gabon’s allocation of Profit Oil between the time it was produced and the time it was taken in kind.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
MARKET RISK
We are exposed to market risk, including the effects of adverse changes in commodity prices, foreign exchange rates and interest rates as described below.
FOREIGN EXCHANGE RISK
Our results of operations and financial condition are affected by currency exchange rates. While crude oil sales are denominated in U.S. dollars, portions of our costs in Gabon are denominated in the local currency, the Central African CFA Franc (the “CFA” or “XAF”), and our VAT receivable as well as certain liabilities in Gabon are also denominated in XAF. A weakening U.S. dollar will have the effect of increasing costs while a strengthening U.S. dollar will have the effect of reducing costs. For our VAT receivable in Gabon, a strengthening U.S. dollar will have the effect of decreasing the value of this receivable resulting in foreign exchange losses, and vice versa. The Gabon local currency is tied to the Euro. The exchange rate between the Euro and the U.S. dollar has historically fluctuated in response to international political conditions, general economic conditions and other factors beyond our control. As of September 30, 2026, we had net monetary liabilities of $112.0 million (XAF $64.8 billion) denominated in XAF. At September 30, 2026, we estimate that a 10% weakening of the CFA relative to the U.S. dollar would result in a $10.2 million reduction in the value of these net liabilities. For the nine months ended September 30, 2026, we had expenditures of approximately $58.8 million net to Vaalco, denominated in XAF.
We are also exposed to foreign currency exchange risk on cash balances denominated in Egyptian pounds. Some collections of accounts receivable from the Egyptian Government are received in Egyptian pounds, and while we are generally able to use the Egyptian pounds received on accounts payable denominated in Egyptian pounds, there remains foreign currency exchange risk exposure on Egyptian pound cash balances. At September 30, 2026, we estimate that a 10% increase in the value of the Egyptian pound against the U.S. dollar would increase the U.S. dollar value of net liabilities for the nine months ended September 30, 2026 by $4.4 million. Conversely, a 10% decrease in the value of the Egyptian pound against the U.S. dollar would decrease the U.S. dollar value of net liabilities for the nine months ended September 30, 2026 by $3.6 million.

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
At September 30, 2026, the Company had open commodity derivative contracts covering our anticipated future production as follows:

Settlement Period	Index	Total volumes (Bbls)	Weighted average floor price ($/Bbl)	Weighted average ceiling price ($/Bbl)
Crude oil:
Collars	Dated Brent
2026
October 2026 to December 2026		1,144,500	$71.88	$96.05
2027
January 2027 to March 2027		733,000	$64.70	$75.09
April 2027 to June 2027		744,000	$69.54	$87.61
July 2027 to September 2027		405,000	$67.72	$89.06
October 2027 to December 2027		175,000	$70.00	$84.51

Settlement Period	Index	Total volumes (Bbls)	Weighted average strike price ($/Bbl)	Premium ($/Bbl)	Total premium ($)
Crude oil:
Puts	Dated Brent
July 2027 to September 2027		60,000	$65.00	$5.20	$312,000

The table below presents commodity derivative contracts entered into subsequent to September 30, 2026.

Settlement Period	Index	Total volumes (Bbls)	Weighted average floor price ($/Bbl)	Weighted average ceiling price ($/Bbl)
Crude oil:
Collars	Dated Brent
October 2027 to December 2027		114,000	$70.00	$98.46

Oil and gas properties are assessed for impairment annually as well as whenever events or changes in circumstances indicate that a property’s carrying amount may not be recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company would estimate the fair value of its properties and record an impairment charge for any excess of the carrying amount of the properties over the estimated fair value of the properties. Factors used to estimate fair value may include estimates of proved and probable reserves, estimated future commodity prices, future production estimates, and anticipated capital and operating expenditures, using a commensurate discount rate. Unfavorable changes in any of these assumptions could result in a reduction in undiscounted future cash flows and could indicate property impairment. Uncertainties related to the primary assumptions could affect the timing of an impairment. In most cases, the assumption that generates the most variability in undiscounted future net cash flows is future oil and gas prices. We observed volatility in commodity prices during the nine months ended September 30, 2026; however, no triggering events were identified and therefore no impairment was recorded at September 30, 2026.

If crude oil sales were to remain constant at the sales volumes for the nine months ended September 30, 2026, a $5 per Bbl decrease in crude oil price would decrease our revenues and operating income or increase our operating loss for the same period as follows:

	Nine Months Ended September 30, 2026
	Sales Volumes (MBoe)	Decrease in Revenues (In Millions)	Decrease in Operating Income (Increase in Operating Loss) (In Millions)
Gabon	1,934	$9.7	$8.7
Egypt	2,068	$10.3	$6.1
Côte d’Ivoire	328	$1.6	$0.9
Canada	83	$0.4	$0.3
Consolidated	4,413

With respect to our crude oil sales in Gabon, Egypt and Côte d’Ivoire, the prices received are based on Dated Brent prices plus or minus a differential. With respect to our crude oil and NGLs sales in Canada, prior to the Canada Assets Divestment, the prices received were based on NYMEX WTI (West Texas Intermediate) prices plus or minus a differential. Natural gas sales are/were based on the Canadian index price whose price is based, in part, on the NYMEX Henry Hub Natural Gas futures contracts. Egypt production is based on Dated Brent prices, less a quality differential and is shared with the Egyptian government. When the price of oil increases, it takes fewer barrels to recover costs (cost oil or cost recovery barrels) which are assigned 100% to the Company.

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

INTEREST RATE RISK

The Company is exposed to interest rate risk through borrowings under its 2025 RBL Facility, which bear interest at variable rates based on Term SOFR plus an applicable margin. As of September 30, 2026, outstanding borrowings under the facility were approximately $239.0 million. Assuming all other variables remain constant, a hypothetical 100 basis point increase or decrease in SOFR would increase or decrease annual interest expense by approximately $2.4 million.

On August 17, 2026, the Company entered into a forward-starting zero-cost interest rate collar with a $50.0 million notional amount to manage a portion of its exposure to variability in SOFR-based interest payments. The collar became effective on October 26, 2026 and therefore is not reflected in the sensitivity analysis above. The Company had no interest rate derivative instruments outstanding as of December 31, 2025.

Settlement Period	Notional Amount	Cap Rate (%)	Floor Rate (%)
Collar
October 2026 to October 2027	$50,000	4.63%	3.75%

ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer (“CEO”) and principal financial officer (“CFO”), to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Our management, including our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on their evaluation as of September 30, 2026, our CEO and CFO have concluded that our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no sales of unregistered securities during the three months ended September 30, 2026 that were not previously reported on a Current Report on Form 8-K.

ITEM 5. OTHER INFORMATION

10b5-1 Trading Arrangements
During the three months ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Exchange Act).

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
Ronald Bain Chief Financial Officer (Duly authorized officer and Principal Financial Officer)
Dated: November 9, 2026